Form 10-Q
period 1995-06-30
CARETENDERS HEALTH CORP
filed 1995-08-14
CIK 799231

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                           ____________________


                                 FORM 10-Q


  [ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13
                        OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1995

                                    OR

   [     ]        TRANSITION REPORT PURSUANT TO SECTION
                       13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

               For the transition period from___________to_______


                      Commission  file number  1-9848
                         CARETENDERS HEALTH CORP.
          (Exact name of registrant as specified in its charter)

                  Delaware                              06-1153720
     (State or other jurisdiction                   (I.R.S. Employer
   of incorporation or organization)                 Identification No.)

  9200 Shelbyville Road, Suite 810, Louisville, Kentucky    40222
  (Address of principal executive offices)               (Zip Code)


                              (502) 425-4707
           (Registrant's telephone number, including area code)

                              Not Applicable
  _______________________________________________________________________
           (Former name, former address and former fiscal year,
                       if changed since last report.)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 X
                           Yes ______ No______.


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class of Common Stock    $.10 par value

            Shares outstanding at June 30, 1995    -  3,129,413


                 CARETENDERS HEALTH CORP. AND SUBSIDIARIES
                    INTERIM CONSOLIDATED BALANCE SHEETS


                     ASSETS                   June 30, 1995   March 31,1995
                                              -------------   -------------
                                                (UNAUDITED)
   CURRENT ASSETS:
      Cash and cash equivalents                 $ 1,513,666    $ 1,264,775
      Accounts receivable - net of allowance
        for uncollectible accounts of
        $3,149,952 and $2,910,272                15,493,240     15,277,812
      Inventories                                   524,186        525,974
      Prepaid expenses and other current            770,768        410,023
   assets
      Deferred tax assets                           813,000        813,000
                                                -----------    -----------
           TOTAL CURRENT ASSETS                  19,114,860     18,291,584


   PROPERTY AND EQUIPMENT - net                   4,523,711      4,677,321

   COST IN EXCESS OF NET ASSETS ACQUIRED-net
   of accumulated amortization of $1,037,702
   and $986,513                                   7,154,087      7,203,706

   OTHER ASSETS                                     842,023        900,178
                                                -----------    -----------
                                                $31,634,681    $31,072,789
                                                ===========    ===========







   See accompanying notes to interim consolidated financial statements.

                 CARETENDERS HEALTH CORP. AND SUBSIDIARIES
                    INTERIM CONSOLIDATED BALANCE SHEETS
                                (Continued)

               LIABILITIES AND
             STOCKHOLDERS' EQUITY            June 30, 1995  March 31, 1995
                                             -------------  --------------
                                              (UNAUDITED)
 CURRENT LIABILITIES:
    Accounts payable - trade                  $ 3,360,007     $ 3,433,691
    Accrued expenses                            2,798,285       2,507,421
    Current portion of long-term debt and
      capital leases                              456,579         609,436
    Other current liabilities                     100,000         100,000
                                              -----------     -----------
           TOTAL CURRENT LIABILITIES            6,714,871       6,650,548
                                              -----------     -----------

 LONG-TERM LIABILITIES
    Revolving Credit Facility                   5,923,060       5,771,502
    Term debt and capital lease obligations       748,907         632,335
    Other liabilities                             424,216         456,785
    Deferred tax liabilities                      133,500         233,000
                                              -----------     -----------
           TOTAL LONG-TERM LIABILITIES          7,229,683       7,093,622
                                              -----------     -----------
           TOTAL LIABILITIES                   13,944,554      13,744,170
                                              -----------     -----------

 Commitments and Contingencies

  Stockholders' equity:
      Common stock, par value $.10;
       authorized 10,000,000 shares;
       3,129,436 issued and outstanding           312,944         312,944
      Treasury stock, at cost, 10,000 shares      (95,975)        (95,975)
      Stock options                               162,110         162,110
      Warrants                                    119,880         119,880
      Additional paid-in capital               25,055,886      25,055,886
      Accumulated deficit                      (7,864,718)     (8,226,226)
                                              -----------     -----------
           TOTAL STOCKHOLDERS' EQUITY          17,690,127      17,328,619
                                              -----------     -----------
                                              $31,634,681     $31,072,789
                                              ===========     ===========

   See accompanying notes to interim consolidated financial statements.

                 CARETENDERS HEALTH CORP. AND SUBSIDIARIES
               INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                                 Three Months Ended
                                                June 30,     June 30,
                                                  1995         1994
                                             ------------  -----------

 Net revenues                                 $14,969,434  $15,461,368
 Cost of sales and services                    11,577,029   12,618,002
 Selling, general and administrative expenses   1,846,884    1,451,122
 Depreciation and amortization expense            561,689      559,010
 Provision for uncollectible accounts             418,029      382,324
 Income before other income (expense) and     -----------  -----------
   income taxes                                   565,803      450,910

 Other income (expense):
  Interest expense                               (181,295)    (164,811)
  Other                                               -         97,500
                                              -----------  -----------
 Income before provision for income taxes         384,508      383,599

 Provision for income taxes                        23,000       25,000
                                              -----------  -----------
 Net income                                   $   361,508  $   358,599
                                              ===========  ===========
 PER SHARE:
  Weighted average common and common
    equivalent shares outstanding for
    primary and fully diluted earnings
    per share                                   3,139,397    3,220,867
                                              -----------  -----------
  Net income per share                             $ 0.12       $ 0.11
                                              ===========  ===========


   See accompanying notes to interim consolidated financial statements.

                 CARETENDERS HEALTH CORP. AND SUBSIDIARIES
               INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)


                                              Three Months Ending
                                             June 30,     June 30,
                                               1995         1994
                                           -----------  -----------
       Cash flows from operating
         activities:
        Net income                         $  361,508   $  358,599
        Adjustments to reconcile net
          income to net cash provided
          (used) in operating activities:
            Depreciation and amortization     561,689      559,010
            Provision for uncollectible       418,029      382,324
              accounts
            Deferred Income Taxes             (99,500)          -
            Other                                  -       (97,500)
                                           ----------   ----------
                                            1,241,726    1,202,433

            Change in certain net current
              assets
              (Increase) decrease in:
                Accounts receivable          (633,457)  (1,794,569)
                Inventories                     1,788       (1,785)
                Prepaid expenses and other
                  current assets             (360,745)    (520,837)
              Increase (decrease) in:
                Accounts payable and
                  accrued liabilities         217,180    1,191,106
                Other liabilities             (32,569)     (41,751)
              Net cash provided by         ----------   ----------
                operating activities          433,923       34,597
                                           ----------   ----------
       Cash flows from investing
         activities:
            Capital expenditures             (332,805)    (491,489)
            Other assets                       32,500     (126,164)
               Net cash used in investing  ----------   ----------
                 activities                  (300,305)    (617,653)
                                           ----------   ----------

       Cash flows from financing
       activities:
            Principal payments on long-
              term debt                      (156,641)    (355,887)
            Issuance of long-term debt
              and capital leases              120,356           -
            Net revolving credit facility
              borrowings                      151,558     (620,446)
               Net cash provided by (used  ----------   ----------
                 in) financing activities     115,273     (976,333)
                                           ----------   ----------

       Net increase (decrease) in cash        248,891   (1,559,389)

       Cash and cash equivalents at
       beginning of period                  1,264,775    2,515,849
                                           ----------   ----------
       Cash and cash equivalents at
       end of period                       $1,513,666   $  956,460
                                           ==========   ==========

   See accompanying notes to interim consolidated financial statements.

                 CARETENDERS HEALTH CORP. AND SUBSIDIARIES
            NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 1995 and 1994



1. BASIS OF PRESENTATION

   The accompanying interim consolidated financial statements for the three months ended June 30, 1995 and 1994 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. Accordingly, the reader of this Form 10-Q may wish to refer to the Company's Form 10-K for the year ended March 31, 1995 for further information. In the opinion of management of the Company, the accompanying unaudited interim financial statements reflect all adjustments (consisting only of normally recurring accruals) necessary to present fairly the financial position at June 30, 1995 and the results of operations and cash flows for the periods ended June 30, 1995 and 1994.

   The results of operations for the three months ended June 30, 1995 are not necessarily indicative of the operating results for the year.

2. COMMITMENTS AND CONTINGENCIES

   Legal Proceedings

   The Company currently, and from time to time, is subject to claims and suits arising in the ordinary course of its business, including claims for damages for personal injuries. In the opinion of management, the ultimate resolution of any of these pending claims and legal proceedings will not have a material adverse effect on the Company's financial position or results of operations.

   On January 26, 1994 Franklin Capital Associates and Aetna Life and Casualty, shareholders, who at one time held almost 320,000 shares of the Company's common stock (approximately 13% of shares outstanding) filed suit in Chancery Court of Williamson County, Tennessee claiming unspecified damages not to exceed three million dollars in connection with registration rights they received in the Company's acquisition of National Health Industries in February 1991. The suit alleges the Company failed to use its best efforts to register the shares held by the plaintiffs as required by the merger agreement. The Company believes it has meritorious defenses to the claims and does not expect that the ultimate outcome of the suit will have a material adverse impact on the Company's results of operation or financial position. The Company plans to vigorously defend its position in this case.

3. SALE OF ASSETS

   On June 3, 1994, the Company entered into a strategic arrangement with Columbia/HCA Healthcare Corporation, under which Columbia acquired one of the Company's two Louisville Certificates of Need for nursing services and hired the Company to manage the operations under the certificate for five years. The transaction provided the Company with an infusion of approximately $1.8 million in cash (after transaction costs). On February 18, 1995, the Company entered into another arrangement with Columbia/HCA Healthcare Corporation, under which Columbia acquired the Company's Certificate of Need license to provide nursing services to patients in eight counties in the Elizabethtown, Kentucky area and hired the Company to manage the operations until the year 2000. This transaction provided the Company with approximately $550,000 in cash. Simultaneously the Louisville agency management agreement was extended for one year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Strategic Focus

The Company is positioning itself to take advantage of healthcare reform activities by focusing its resources into its home and community based health care business units which consist of comprehensive home health care and adult day care (home health includes home nursing, infusion therapy and durable medical equipment). These businesses are involved with the delivery of health care in alternative settings at lower costs than hospitals and nursing homes can typically provide. The trend toward alternative site delivery of healthcare is increasing, as more payor organizations are seeking to reduce the costs of medical care. The Company plans to accelerate its development through the addition of adult day care capacity in home health care markets and the addition of home health care services in adult day care markets.

Earnings

Strong improvements continue to be made in the profitability of operations with center contribution improving by 19.3% due principally to revenue growth (after removing 1994 revenues related to operations sold). The Company continues to experience very strong market demand for its services. Selling, General and Administrative costs remained stable as a percent of revenues owned and managed increasing overall due largely to increased billing and collection efforts and overhead additions preparing the Company for expansion. Pre-tax income from continuing operations improved by 34.4%. Operating earnings per share from continuing operations were $.12 in 1995 as compared to $.08 for 1994 while net income per share improved from $.11 to $.12. The quarter ended June 30, 1994 included a non-operating gain of $97,500 related to the sale of certain operations.


Results of Operations

                         Caretenders Health Corp.
                              Operating Data
                    for the three months ended June 30,


                               1 9 9 5               1 9 9 4              Change
                         --------------------  --------------------  ------------------
                                      % of                 % of
                          Amount     Revenues   Amount     Revenues    Amount     %
                         ---------   --------  ----------  --------  ---------  -------
Net Revenues
  Comprehensive Home
    Healthcare           11,961,862  100.0%    13,026,445  100.0%   (1,064,583)  (8.2)%
  Adult Day Care          3,007,572  100.0%     2,434,923  100.0%       572,64   23.6%
                         ----------            ----------            ---------
                         14,969,434            15,461,368             (491,934)  (3.2)%
                         ----------            ----------            ----------

Costs of Sales and
  Services
  Comprehensive Home
    Healthcare            9,288,706   77.7%   10,784,763    82.8%   (1,496,057) (13.9)%
  Adult Day Care          2,288,323   76.1%    1,833,239    75.3%      455,084   24.9%
                         ----------           ----------             ---------
                         11,577,029   77.3%   12,618,002    81.6%   (1,040,973)  (8.2)%
                         ----------           ----------             ---------
Center Contribution
  Comprehensive Home
    Healthcare            2,673,156   22.3%    2,241,682    17.2%      431,474   19.2%
  Adult Day Care            719,249   23.9%      601,684    24.7%      117,565   19.5%
                         ----------           ----------             ---------
                          3,392,405   22.7%    2,843,366    18.4%      549,039   19.3%
                         ----------           ----------             ---------

Selling, General &
  Administrative          1,846,884   12.3%    1,451,122     9.4%      395,762   27.3%
Depreciation and
  Amortization              561,689    3.8%      559,010     3.6%        2,679    0.5%
Provision for
  Uncollectible Accounts    418,029    2.8%      382,324     2.5%       35,705    9.3%
Interest, Net               181,295    1.2%      164,811     1.1%       16,484   10.0%
                         ----------           ----------             ---------
Income  Before Taxes        384,508    2.6%      286,099     1.9%       98,409   34.4%
                         ==========           ==========             =========

     Continuing Operations

          Comprehensive Home Health Care

          Revenues. Net revenues for 1994 included $3,077,000 related to operations sold during the year ended March 31, 1995. Contribution continues to be generated from these operations under management contracts.

          Net revenues from continuing markets increased 21% from $12,383,685 in 1994 to $14,969,434 in 1995 primarily as a result of increased volume for nursing services and infusion therapies offset partially by decreased reimbursement for providing certain infusion therapies. Nursing volumes increased 19% and average net revenue per unit increased 4% while infusion volumes increased 16% with a decrease in average net revenue per unit of 3% due to competitive industry pressures on pricing. The Company is seeking to differentiate itself from its competitors through the comprehensive delivery of home and community based health care services. This strategy remains attractive as payor organizations continue to shift the delivery site of health care services to more cost effective settings.

          Cost of Sales and Services. Cost of sales and services as a percent of net revenues decreased primarily as a result of improved volumes in all markets.
          Adult Day Care

          Net Revenues. The increase of $572,649 in adult day care revenues is attributable to the opening of 2 new centers, and a rate increase of approximately 5% throughout all the centers. Total days of service provided increased 18% from 45,200 in 1994 to 53,254 in 1995. As of June 30, 1995, the
          Company had 13 centers in operation.

          Cost of Sales and Services. As a percent of net revenues, cost of sales and services increased slightly as a result of the impact of initial operating losses from the development of new centers. The Company's new centers typically take from 12 to 15 months to reach break-even. The Company's two newest centers generated net revenues of $216,949 and losses of ($60,991).

     Selling, General and Administrative. The increase of $395,762 in these expenses is due primarily to increased billing and collection efforts and overhead additions in preparation for expansion. These costs remained stable as a percent of total owned and managed revenues at approximately 9%.

     Provision for Uncollectible Accounts. The provision for uncollectible accounts for the quarter ended June 30, 1995 was recorded at approximately 2.8% of net revenues based on management's evaluation of collectibility. This percentage is within the range of industry averages.

     Depreciation and Amortization. The increase results primarily from capital additions.

     Interest. The increase in Interest is primarily the result of the higher average outstanding debt levels and higher interest rates. The Company's outstanding debt is higher as a result of larger investments in accounts receivable and property and equipment related to revenue growth while rates have increased due to increases in the prime rate.

     Other.    Other income in 1994 consisted of a $97,500 gain on  the
     sale of certain operations to Columbia/HCA.


Liquidity and Capital Resources

 Cash Flows

  Key elements of the Consolidated Statements of Cash Flows were (in thousands):

     Net Change in Cash
       and Cash Equivalents                       1995             1994
                                                --------         --------
     Provided by (used in)
         Operating activities                   $   434          $   35
         Investing activities                      (300)           (618)
         Financing activities                       115            (976)
     Net Change in Cash                         --------         --------
       and Cash Equivalents                     $   249          $(1,559)
                                                ========         ========


  Net   cash   provided  by  operating  activities  of  $434,000  resulted
  principally  from  current  period  earnings  offset  by  increases   in
  accounts receivable caused by revenue growth. Net cash used by investing activities resulted principally from capital expenditures. Net cash provided by financing activities resulted primarily from principal payments on term debt and capital leases, additional capital leases and payment on the revolving credit facility.

 Revolving Credit Facility

  The Company maintains a three-year $7.5 million revolving credit facility with Heller Financial, a subsidiary of Fuji Bank. The facility bears interest at 1.5% over prime and is collateralized by accounts receivable, inventory and the stock of the Company's subsidiaries. Availability is determined pursuant to a formula principally consisting of 85% of accounts receivable under 150 days old subject to certain exclusions. At July 31, 1995, the Company had total cash and unused borrowings of approximately $3 million.

  This facility should provide working capital resources sufficient to support operations. However, management will continue to pursue additional capital including possibly debt and equity investments in the Company to support a more rapid development of the business than would be possible with internal funds

 Health Care Reform

        In recent years, an increasing number of legislative initiatives have been introduced or proposed in Congress and in state legislatures that would effect major changes in the health care system, either nationally or at the state level. Among the proposals under consideration are various insurance market reforms, forms of price control, expanded fraud and abuse and anti-referral legislation and further reductions in Medicare and Medicaid reimbursement. The Company cannot predict whether any of the above proposals or any other proposals will be adopted, and if adopted, no assurance can be given that the implementation of such reforms will not have a material adverse effect on the business of the Company.

 Impact of Inflation

        Management does not believe that inflation has had a material effect on income during the past several years.

                                               Commission File No.  1-9848


                       Part II  -  Other Information

       Item 1.  Legal Proceedings

                None

       Item 2.  Changes in Securities

                None

       Item 3.  Defaults Upon Senior Securities

                None

       Item 4.  Submission of Matters to a Vote of Security Holders

                None

       Item 5.  Other Information

                None

       Item 6.  Exhibits and Reports on Form 8-K

                (a)    Exhibits

                       Exhibit 11 (attached)

                (b) No reports on Form 8-K have been filed during the quarter ended June 30, 1995




                   CARETENDERS HEALTH CORP. AND SUBSIDIARIES
                       COMPUTATION OF EARNINGS PER SHARE
                                  EXHIBIT 11


                                                      Three Months Ended
                                                           June 30,
                                                   ------------------------
                                                      1995          1994
                                                   ---------      ---------
   PRIMARY
   Net  income  for primary income per
     common share                                  $ 361,508      $ 358,599
                                                   =========      =========

   Weighted average outstanding shares  during
     the period                                    3,139,397      2,370,155
   Add-  common equivalent shares representing
     shares issuable upon exercise of
     dilutive options and warrants and conversion
     of convertible preferred stock                      -          850,712
   Weighted average number of shares  used  in     ---------      ---------
     calculation of primary earnings per share     3,139,397      3,220,867
                                                   =========      =========

   PER SHARE
   Net income from continuing operations               $0.12          $0.11
                                                   =========      =========

   FULLY DILUTED
   Net income                                      $ 361,508      $ 358,599
   Add  interest expense reduction related  to
     conversion of debt for common stock
     (net of tax)                                         -              -  (A)
   Net  income  for fully diluted  income          ---------      ---------
     per common share                              $ 361,508      $ 358,599
                                                   =========      =========

   Weighted average number of shares  used  in
   calculation of primary earnings per share        3,139,397     3,220,867
   Add- incremental shares representing shares
     issuable upon conversion of convertible debt          -             -  (A)
   Weighted average number of shares  used  in      ---------     ---------
     calculation of fully diluted earnings
     per share                                      3,139,397     3,220,867
                                                    =========     =========

   PER SHARE
   Fully diluted earnings per common share              $0.12         $0.11
                                                    =========     =========

   (A) Anti-dilutive impact.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.


Date:     August 14, 1995

                                   CARETENDERS HEALTH CORP.

                                   BY: /s/  William B. Yarmuth
                                   William B. Yarmuth,
                                   Chairman of the Board, President
                                   and Chief Executive Officer


                                   BY: /s/  C. Steven Guenthner
                                   C. Steven Guenthner,
                                   Senior Vice President and
                                   Chief Financial Officer