Form 10-Q
period 1995-09-30
CARETENDERS HEALTH CORP
filed 1995-11-03
CIK 799231

SECURITIES AND EXCHANGE COMMISSION
			WASHINGTON, D.C.  20549
			  ____________________

			       FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
			 EXCHANGE ACT OF 1934

	     For the quarterly period ended September 30, 1995

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

       100 Mallard Creek Road, Suite 400, Louisville, Kentucky    40207
	    (Address of principal executive offices)            (Zip Code)

			   (502) 899-5355
	  (Registrant's telephone number, including area code)

     Former address: 9200 Shelbyville Road, Louisville, Kentucky 40222
   _______________________________________________________________________
	   (Former name, former address and former fiscal year,
		       if changed since last report.)

Indicate by check mark whether the registrant (1)has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

				   X
			     Yes ______ No______.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

		   Class of Common Stock    $.10 par value

	   Shares outstanding at September 30, 1995    -  3,119,436

	    CARETENDERS HEALTH CORP. AND SUBSIDIARIES FORM 10-Q
										INDEX
Part I. Financial Information

	Item 1. Financial Statements

		Interim Consolidated Balance Sheets as of
		September 30, 1995 and March 31, 1995                 3 - 4

		Interim Consolidated Statements of Operations
		for the Three Months ended September 30, 1995
		and 1994                                                5

		Interim Consolidated Statements of Operations
		for the Six Months ended September 30, 1995
		and 1994                                                6

		Interim Consolidated Statements of Cash Flows
		for the Six Months ended September 30, 1995
		and 1994                                                7

		Notes to Interim Consolidated Financial Statements      8

	Item 2. Management's Discussion and Analysis of Financial
		Condition and Results of Operations                   9 - 14

Part II.  Other Information

		Items 1 through 6                                      15


		CARETENDERS HEALTH CORP. AND SUBSIDIARIES
		   INTERIM CONSOLIDATED BALANCE SHEETS

					  September     March 31,
	    ASSETS                        30, 1995        1995
	   --------                      ------------   ----------
					  (UNAUDITED)
CURRENT ASSETS:
 Cash and cash equivalents                $ 1,421,380  $ 1,264,775
 Accounts receivable - net of allowance
  for uncollectible accounts of
  $3,237,748 and $2,910,272                16,818,408   15,277,812
 Inventories                                  558,310      525,974
 Prepaid expenses and other current
  assets                                      603,475      410,023
 Deferred tax assets                          813,000      813,000
					  -----------  -----------
	TOTAL CURRENT ASSETS               20,214,573   18,291,584

PROPERTY AND EQUIPMENT - net                4,299,896    4,677,321

COST IN EXCESS OF NET ASSETS ACQUIRED -
net of accumulated amortization of
$1,087,230 and $986,513                     7,104,469    7,203,706

OTHER ASSETS                                  868,002      900,178
					  -----------  -----------
					  $32,486,940  $31,072,789
					  ===========  ===========

See accompanying notes to interim consolidated financial statements.

		  CARETENDERS HEALTH CORP. AND SUBSIDIARIES
		     INTERIM CONSOLIDATED BALANCE SHEETS
				 (Continued)
	  LIABILITIES AND                        September      March 31,
       STOCKHOLDERS' EQUITY                      30, 1995         1995
      ----------------------                    -----------    ----------
						(UNAUDITED)
CURRENT LIABILITIES:
 Accounts payable - trade                       $ 3,900,379   $ 3,433,691
 Accrued expenses                                 2,578,562     2,507,421
 Current portion of long-term debt and
  capital leases                                    507,622       609,436
 Other current liabilities                          104,527       100,000
						-----------   -----------
	TOTAL CURRENT LIABILITIES                 7,091,090     6,650,548
						-----------   -----------
LONG-TERM LIABILITIES
 Revolving Credit Facility                        6,111,127     5,771,502
 Term debt and capital lease obligations            536,544       632,335
 Other liabilities                                  369,340       456,785
 Deferred tax liabilities                           233,000       233,000
						-----------   -----------
	TOTAL LONG-TERM LIABILITIES               7,250,011     7,093,622
						-----------   -----------
	TOTAL LIABILITIES                        14,341,101    13,744,170
						-----------   -----------

Commitments and Contingencies (Note 2)

Stockholders' equity:
 Common stock, par value $.10; authorized
 10,000,000 shares; 3,129,436 issued and
 outstanding                                        312,944       312,944
 Treasury stock, at cost, 10,000 shares             (95,975)      (95,975)
 Stock options                                      162,110       162,110
 Warrants                                           119,880       119,880
 Additional paid-in capital                      25,055,886    25,055,886
 Accumulated deficit                             (7,409,006)   (8,226,226)
						-----------   -----------
	TOTAL STOCKHOLDERS' EQUITY               18,145,839    17,328,619
						-----------   -----------
						$32,486,940   $31,072,789
						===========   ===========

   See accompanying notes to interim consolidated financial statements.

		   CARETENDERS HEALTH CORP. AND SUBSIDIARIES
		 INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
				 (UNAUDITED)
						    Three Months Ended
						    ------------------
						September 30,   September 30,
						     1995            1994
						-------------   -------------
Net revenues                                     $15,999,319     $14,835,743
Cost of sales and services                        12,317,206      11,639,210
Selling, general and administrative expenses       1,986,155       1,723,201
Depreciation and amortization expense                555,680         580,881
Provision for uncollectible accounts                 457,387         371,254
						 -----------     -----------
Income before other income (expense) and
 income taxes                                        682,891         521,197

Other income (expense):
 Interest expense                                   (192,179)       (194,833)
						 -----------     -----------
Income before provision for income taxes             490,712         326,364

Provision for income taxes                            35,000          45,000
						 -----------     -----------
Net income                                       $   455,712     $   281,364
						 ===========     ===========
PER SHARE:
 Weighted average common and common
 equivalent shares outstanding for primary
 and fully diluted earnings per share              3,140,826       3,196,544
						 -----------     -----------
 Net income per share                            $      0.15     $      0.09
						 ===========     ===========

   See accompanying notes to interim consolidated financial statements.

		   CARETENDERS HEALTH CORP. AND SUBSIDIARIES
		 INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
				(UNAUDITED)
						     Six months Ended
						     -----------------
						September 30,   September 30,
						    1995            1994
						-------------   -------------
Net revenues                                     $30,968,753     $30,297,111
Cost of sales and services                        23,894,235      24,257,212
Selling, general and administrative expenses       3,833,039       3,174,323
Depreciation and amortization expense              1,117,369       1,139,891
Provision for uncollectible accounts                 875,416         753,578
						 -----------     -----------
Income before other income (expense) and
 income taxes                                      1,248,694         972,107

Other income (expense):
 Interest expense                                   (373,474)       (359,644)
 Other                                                  -             97,500
						 -----------     -----------
Income before provision for income taxes             875,220         709,963

Provision for income taxes                            58,000          70,000
						 -----------     -----------
Net income                                       $   817,220     $   639,963
						 ===========     ===========
PER SHARE:
 Weighted average common and common equivalent
 shares outstanding for primary and fully
 diluted earnings per share                        3,140,826       3,196,544
						 -----------     -----------
 Net income per share                            $      0.26     $      0.20
						 ===========     ===========

    See accompanying notes to interim consolidated financial statements.

		  CARETENDERS HEALTH CORP. AND SUBSIDIARIES
		INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
				(UNAUDITED)
						     Six months Ended
						     ----------------
					       September 30,    September 30,
						   1995             1994
					       -------------    -------------
Cash flows from operating activities:
 Net income                                     $  817,220       $  639,963
 Adjustments to reconcile net income to
 net cash provided (used) by operating
 activities:
  Depreciation and amortization                  1,117,369        1,139,891
  Provision for uncollectible accounts             875,416          753,578
  Deferred Income Taxes                               -                -
  Other                                               -             (97,500)
						----------       ----------
						 2,810,005        2,435,932
  Change in certain net current assets
  (Increase) decrease in:
    Accounts receivable                         (2,416,012)      (3,819,096)
    Inventories                                    (32,336)         (53,889)
    Prepaid expenses and other current
    assets                                        (193,452)        (246,775)
  Increase (decrease) in:
    Accounts payable and accrued liabilities       537,829           81,751
    Other liabilities                              (82,918)          87,015
						----------       ----------
  Net cash provided (used) by operating
  activities                                       623,116       (1,515,062)
						----------       ----------
Cash flows from investing activities:
 Capital expenditures                             (464,368)        (702,331)
 Proceeds from the sale of business                   -           1,930,000
 Other assets                                     (144,163)         (69,603)
						----------       ----------
  Net cash provided (used) by investing
  activities                                      (608,531)       1,158,066
						----------       ----------
Cash flows from financing activities:
 Principal payments on long-term debt             (317,961)        (450,629)
 Issuance of long-term debt and capital
 leases                                            120,356           29,528
 Net revolving credit facility borrowings          339,625        1,289,779
 Other                                                -               6,006
						----------       ----------
  Net cash provided (used) by financing
  activities                                       142,020          874,684
						----------       ----------

Net increase in cash                               156,605          517,688

Cash and cash equivalents at beginning
of period                                        1,264,775        2,515,849
						----------       ----------
Cash and cash equivalents at end of period      $1,421,380       $3,033,537
						==========       ==========

     See accompanying notes to interim consolidated financial statements.

		     CARETENDERS HEALTH CORP. AND SUBSIDIARIES
		NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
			   September 30, 1995 and 1994

1.      BASIS OF PRESENTATION
	---------------------

	The accompanying interim consolidated financial statements for the three and six months ended September 30, 1995 and 1994 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. Accordingly, the reader of this Form 10-Q may wish to refer to the Company's Form 10-K for the year ended March 31, 1995 for further information. In the opinion of management of the Company, the accompanying unaudited interim financial state-ments reflect all adjustments (consisting only of normally recurring accruals) necessary to present fairly the financial position at September 30, 1995 and the results of operations and cash flows for the periods ended September 30, 1995 and 1994. The results of operations for the six months ended September 30, 1995 are not necessarily indicative of the operating results for the year.

2.      COMMITMENTS AND CONTINGENCIES
	-----------------------------

	Legal Proceedings
	-----------------

	The Company currently, and from time to time, is subject to claims and suits arising in the ordinary course of its business, including claims for damages for personal injuries. In the opinion of management, the ultimate resolution of any of these pending claims and legal proceedings will not have a material adverse effect on the Company's financial position or results of operations.

	On January 26, 1994 Franklin Capital Associates and Aetna Life and Casualty, shareholders, who at one time held almost 320,000 shares of the Company's common stock (approximately 13% of shares outstand-ing) filed suit in Chancery Court of Williamson County, Tennessee claiming unspecified damages not to exceed three million dollars in connection with registration rights they received in the Company's acquisition of National Health Industries in February 1991. The suit alleges the Company failed to use its best efforts to register the shares held by the plaintiffs as required by the merger agreement. The Company believes it has meritorious defenses to the claims and does not expect that the ultimate outcome of the suit will have a material adverse impact on the Company's results of operation or financial position. The Company plans to vigorously defend its position in this case.

3.      SALE OF ASSETS
	--------------

	On June 3, 1994, the Company entered into a strategic arrangement with Columbia/HCA Healthcare Corporation, under which Columbia acquired one of the Company's two Louisville Certificates of Need for nursing services and hired the Company to manage the operations under the certificate for five years. On February 18, 1995, the Company entered into another arrangement with Columbia/HCA Healthcare Corporation, under which Columbia acquired the Company's Certificate of Need license to provide nursing services to patients in eight counties in the Elizabethtown, Kentucky area and hired the Company to manage the operations until the year 2000. Simultaneously the Louisville agency management agreement was extended for one year.

4.      SUBSEQUENT EVENT
	----------------

	On October 17, 1995, the Company expanded its revolving credit facility with the Healthcare Financial Services Division of Heller Financial, Inc. from $7.5 million to $12 million. At the same time the interest rate was reduced to 1 percent over prime from 1.5 percent and advance rates on working capital collateral were expanded.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The Company is aggressively pursing a strategy of integrating adult day care and home health care services to provide seniors with alternatives to long-term institutional care. The Company will be expanding into new geographic markets and integrating its services in all its existing markets.

Demand for the Company's alternatives to chronic long-term institutional care is strong and growing due to the aging of the population, consumer preference for non-institutional care, and payor preference for low-cost solutions. A package of the Company's adult day care and home health care services can be provided as a substantially lower-cost alternative to nursing home care. Thus the Company has chosen to focus its resources and efforts on the expansion of these services.

The Company's adult day care and comprehensive home health care services, which currently have no overlap of geographic service territories, continue to show improving financial results. For the six-months ended September 30, 1995, net income per share from on-going operations increased 53% over the same period last year. Comparable revenues increased 17% (adjusted for the sale of certain operations last year -- see Note 3). For the quarter ended September 30, 1995, net income per share from on-going operations increased 67% over the same period last year. Comparable revenues increased 13% (adjusted for the sale of certain operations last year). These results were on a "same business" basis with minimal development activity and no geo-graphic expansion taking place during the period. The improvements in profitability reflect improved pricing and increased occupancy in the Company's adult day care centers and the effect of incremental home health revenues in existing markets. Net earning per share improved from $0.20 to $0.26 for the six-months and from $0.09 to $0.15 for the quarter.

In October, 1995, the Company's revolving credit facility was expanded from $7.5 million to $12 million while the interest rate was lowered 0.5% to 1.0% over prime. This credit facility and internally generated funds are expected to be sufficient to fund the Company's development plans.

Results of Operations
----------------------------------------------------------------------------------------
			 Caretenders Health Corp.
			      Operating Data
		for the three months ended September 30,
				1995                  1994                  Change
			--------------------   -------------------     -----------------
				      % of                   % of
			  Amount    Revenues     Amount    Revenues     Amount       %
			----------  --------   ----------  --------    ---------   -----
Net Revenues
 Comprehensive Home
  Healthcare            12,712,899    100.0%   12,178,875    100.0%      534,024    4.4%
 Adult Day Care          3,286,420    100.0%    2,656,868    100.0%      629,552   23.7%
			----------             ----------              ---------
			15,999,319             14,835,743              1,163,576    7.8%
			----------             ----------              ---------
Costs of Sales and
 Services
  Comprehensive Home
   Healthcare            9,903,361     77.9%    9,651,402     79.2%      251,959    2.6%
  Adult Day Care         2,413,845     73.4%    1,987,808     74.8%      426,037   21.4%
			----------             ----------              ---------
			12,317,206     77.0%   11,639,210     78.5%      677,996    5.8%
			----------             ----------              ---------
Center Contribution
  Comprehensive Home
   Healthcare            2,809,538     22.1%    2,527,473     20.8%      282,065   11.2%
  Adult Day Care           872,575     26.6%      669,060     25.2%      203,515   30.4%
			----------             ----------              ---------
			 3,682,113     23.0%    3,196,533     21.5%      485,580   15.2%
Selling, General &
 Administrative          1,986,155     12.4%    1,723,201     11.6%      262,954   15.2%
Depreciation and
 Amortization              555,680      3.5%      580,881      3.9%      (25,201)  (4.3)%
Provision for
 Uncollectible Accounts    457,387      2.9%      371,254      2.5%       86,133   23.2%
Interest, Net              192,179      1.2%      194,833      1.3%       (2,654)  (1.4)%
Other                         -                      -                      -
			----------             ----------              ---------
Income  Before Taxes       490,712      3.1%      326,364      2.2%      164,348   50.4%
			==========             ==========              =========
-----------------------------------------------------------------------------------------

Comprehensive Home Health Care

	Revenues. Net revenues for 1994 included $751,155 related to opera-tions sold during the year ended March 31, 1995. Contribution continues to be generated from these operations under management contracts.

	Net revenues from continuing markets increased 12% from $13,718,864 in 1994 to $15,313,065 in 1995 primarily as a result of increased volumes for nursing services and infusion therapies offset partially by decreased reimbursement for providing certain infusion therapies. Nursing volumes increased 11% and average net revenue per unit increased 6% while infusion volumes increased 6% with a decrease in average net revenue per unit of 18% due to competitive industry pressures on pricing.

	Cost of Sales and Services. Cost of sales and services as a percent of net revenues decreased primarily as a result of improved volumes.

Adult Day Care

	Net Revenues. The increase of $629,552 in adult day care revenues is attributable to the opening of 1 new center, increased occupancy in existing centers, and a rate increase in all the centers. Total days of service provided increased 19% from 47,420 in 1994 to 56,522 in 1995. As of September 30, 1995, the Company had 13 centers in operation. Average occupancy for the quarter was 66% as compared to 62% in the prior year. System capacity as of September 30, 1995 was 938 guests per day as compared to 846 in the prior year.

	Cost of Sales and Services. As a percent of net revenues, cost of sales and services decreased by 1.4% as a result of increased occupancy and reduced initial operating losses from new centers. The Company's new centers typically take from 12 to 15 months to reach break-even. The Company's two newest centers generated net revenues of $290,643 and losses of ($15,000) during the quarter.

Selling, General and Administrative. The increase of $262,954 in these expenses is due primarily to increased billing and collection efforts and overhead additions in preparation for expansion. These costs remained stable as a percent of total owned and managed revenues.

Depreciation and Amortization. -- The decrease results primarily from certain assets reaching the end of their depreciable lives.

Provision for Uncollectible Accounts. The provision for uncollectible accounts for the quarter ended September 30, 1995 was recorded at approximately 2.9% of net revenues based on management's evaluation of collectibility. This percentage is within the range of industry averages.

Interest. -- The decrease in Interest is primarily the result of the lower average outstanding debt levels.

Results of Operations
-----------------------------------------------------------------------------------------
			 Caretenders Health Corp.
			      Operating Data
		   for the six months ended September 30,
				1995                  1994                  Change
			--------------------   -------------------     -----------------
				      % of                   % of
			  Amount    Revenues     Amount    Revenues     Amount       %
			----------  --------   ----------  --------    ---------   -----
Net Revenues
 Comprehensive Home
  Healthcare            24,674,761    100.0%   25,205,320    100.0%     (530,559)  (2.1)%
 Adult Day Care          6,293,992    100.0%    5,091,791    100.0%    1,202,201   23.6%
			----------             ----------              ---------
			30,968,753             30,297,111                671,642    2.2%
			----------             ----------              ---------

Costs of Sales and
 Services
  Comprehensive Home
   Healthcare           19,192,067     77.8%   20,436,165     81.1%   (1,244,098)  (6.1)%
  Adult Day Care         4,702,168     74.7%    3,821,047     75.0%      881,121   23.1%
			----------             ----------              ---------
			23,894,235     77.2%   24,257,212     80.1%     (362,977)  (1.5)%
			----------             ----------              ---------
Center Contribution
 Comprehensive Home
  Healthcare             5,482,694     22.2%    4,769,155     18.9%      713,539   15.0%
 Adult Day Care          1,591,824     25.3%    1,270,744     25.0%      321,080   25.3%
			----------             ----------              ---------
			 7,074,518     22.8%    6,039,899     19.9%    1,034,619   17.1%

Selling, General &
 Administrative          3,833,039     12.4%    3,174,323     10.4%      658,716   20.8%
Depreciation and
 Amortization            1,117,369      3.6%    1,139,891      3.8%      (22,522)  (2.0)%
Provision for
 Uncollectible Accounts    875,416      2.8%      753,578      2.5%      121,838   16.2%
Interest, Net              373,474      1.2%      359,644      1.2%       13,830    3.8%
Other                         -                   (97,500)      -         97,500  100.0%
			----------             ----------              ---------
Income  Before Taxes       875,220      2.8%      709,963      2.3%      165,257   23.3%
			==========             ==========              =========
-----------------------------------------------------------------------------------------

Comprehensive Home Health Care

	Revenues. Net revenues for 1994 included $3,853,079 related to operations sold during the year ended March 31, 1995. Contribution continues to be generated from these operations under management contracts.

	Net revenues from continuing markets increased 14% from $26,078,308 in 1994 to $29,732,770 in 1995 primarily as a result of increased volume for nursing services and infusion therapies offset partially by decreased reimbursement for providing certain infusion therapies. Nursing volumes decreased 9% and average net revenue per unit increased 29% while infusion volumes increased 11% with a decrease in average net revenue per unit of 11% due to competitive industry pressures on pricing.

	Cost of Sales and Services. Cost of sales and services as a percent of net revenues decreased primarily as a result of improved volumes.

Adult Day Care

	Net Revenues. The increase of $1,202,201 in adult day care revenues is attributable to the opening of 2 new centers, and a rate increase in all the centers. Total days of service provided increased 19% from 92,960 in 1994 to 109,776 in 1995. As of September 30, 1995, the
	Company had 13 centers in operation. Average occupancy for the six month period was 64% as compared to 71% in the prior year as a result of an increase in average daily capacity from 846 guests per day in 1994 to 938 in 1995.

	Cost of Sales and Services. As a percent of net revenues, cost of sales and services decreased slightly as a result of increased occupancy and reduced initial operating losses from new centers. The Company's new centers typically take from 12 to 15 months to reach break-even. The Company's two newest centers generated net revenues of $507,592 and losses of ($76,314).

Selling, General and Administrative. The increase of $658,716 in these expenses is due primarily to increased billing and collection efforts and overhead additions in preparation for expansion. These costs remained stable as a percent of total owned and managed revenues.

Depreciation and Amortization. -- The decrease results primarily from certain assets reaching the end of their depreciable lives.

Provision for Uncollectible Accounts. The provision for uncollectible accounts for the six months ended September 30, 1995 was recorded at approximately 2.8% of net revenues based on management's evaluation of collectibility. This percentage is within the range of industry averages.

Interest.   The increase in Interest is primarily the result of the higher average outstanding debt levels.

Other.   Other income in 1994 consisted of a $97,500 gain on the sale of certain operations to Columbia/HCA.

Liquidity and Capital Resources

 Cash Flows
 ----------

 Key elements of the Consolidated Statements of Cash Flows for the six-months ended September 30, were (in thousands):

	Net Change in Cash and Cash Equivalents          1995         1994
	---------------------------------------         ------       -------

	Provided by (used in)
		Operating activities                    $ 623        $(1,515)
		Investing activities                     (608)         1,158
		Financing activities                      142            875
							-----        -------
	Net Change in Cash and Cash Equivalents         $ 157        $   518
							=====        =======

1995 net cash provided by operating activities of approximately $623,000 resulted principally from current period earnings partially offset by increases in accounts receivable. 1995 net cash used by investing activities resulted principally from capital expenditures while 1994's net cash provided by investing activities came principally from the sale of certain operations. Net cash provided by financing activities resulted primarily from borrowings on the revolving credit facility partially offset by principaly payments on term debt and capital leases, net of additional capital leases.

Revolving Credit Facility
-------------------------
	On October 17, 1995, the Company expanded its revolving credit facility with the Healthcare Financial Services Division of Heller Financial, Inc. from $7.5 million to $12 million. At the same time, the interest rate was reduced to 1 percent over prime from 1.5 percent and advance rates on working capital collateral were expanded.

	The facility is collateralized by accounts receivable, inventory and the stock of the Company's subsidiaries. Availability is determined pursuant to a formula principally consisting of 95% of accounts receivable under 180 days old (subject to certain exclusions) plus 50% of inventory. This facility, together with internally generated funds, should provide capital resources sufficient to support development of the business.

	At September 30, 1995, the balance outstanding on the facility was $6.1 million.

Health Care Reform
------------------
	Congress is currently considering sweeping legislative change which would effect major changes in the health care system. This legislation would materially change reimbursement under both the Medicare and Medicaid systems. Some of these changes include a prospective payment system for Medicare home health agencies and increased use of Medicaid "Block Grants". Although the Company believes that proposed legislation could increase government's emphasis on home and community based health care services, it cannot predict whether any of these proposals will be adopted, and if they are adopted, no assurance can be given that the implementa-tion of this legislation will not have a material adverse effect on the Company's business.

Impact of Inflation
-------------------
	Management does not believe that inflation has had a material effect on income during the past several years.

			PART II - OTHER INFORMATION

Item 1. Legal Proceedings

	None

Item 2. Changes in Securities

	None

Item 3. Defaults Upon Senior Securities

	None

Item 4. Submission of Matters to a Vote of Security Holders

	None

Item 5. Other Information

	None

Item 6. Exhibitis and Reports on Form 8-K

	(a)     Exhibits

		Exhibit 11 (attached)

	(b) No reports on Form 8-K have been filed during the quarter ended September 30, 1995.

		CARETENDERS HEALTH CORP. AND SUBSIDIARIES
		    COMPUTATION OF EARNINGS PER SHARE
				EXHIBIT 11

			       Three Months Ended         Six Months Ended
				 September 30,             September 30,
			      ----------------------    ----------------------
				 1995        1994          1995        1994
			      ----------  ----------    ----------  ----------
PRIMARY
-------
Net income for primary
 income per common share      $  455,712  $  281,364    $  817,220  $  639,963
			      ==========  ==========    ==========  ==========

Weighted average outstanding
 shares during the period      3,119,413   3,119,046     3,119,413   3,119,046
Add-common equivalent shares
 representing shares issuable
 upon exercise of dilutive
 options and warrants and
 conversion of convertible
 preferred stock                  21,413      77,498        21,413      77,498
			      ----------  ----------    ----------  ----------
Weighted average number of
 shares used in calculation
 of primary earnings per
 share                         3,140,826   3,196,544     3,140,826   3,196,544
			      ==========  ==========    ==========  ==========
PER SHARE
---------
Net income                    $     0.15  $     0.09    $     0.26  $     0.20
			      ==========  ==========    ==========  ==========

FULLY DILUTED
-------------
Net income for fully diluted
 income per common share      $  455,712  $  281,364    $  817,220  $  639,963
			      ==========  ==========    ==========  ==========
Weighted average number of
 shares used in calculation
 of primary earnings per
 share                         3,140,826   3,196,544     3,140,826   3,196,544
			      ----------  ----------    ----------  ----------
Weighted average number of
 shares used in calculation
 of fully diluted earnings
 per share                     3,140,826   3,196,544     3,140,826   3,196,544
			      ==========  ==========    ==========  ==========

PER SHARE
---------
Net income                    $     0.15  $     0.09    $     0.26  $     0.20
			      ==========  ==========    ==========  ==========

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Date:  November 3, 1995
------------------------
						CARETENDERS HEALTH CORP.

						BY: /s/ William B. Yarmuth
						----------------------------
						William B. Yarmuth, Chairman
						of the Board, President and
						Chief Executive Officer

						BY: /s/ C. Steven Guenthner
						----------------------------
						C. Steven Guenthner, Senior
						Vice President and Chief
						Financial Officer



