Form 10-Q
period 1995-12-31
CARETENDERS HEALTH CORP
filed 1996-02-14
CIK 799231

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                               ____________________


                                    FORM 10-Q


 [ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

                 For the quarterly period ended December 31, 1995

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

Indicate by check mark whether the registrant(1)has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     X
                               Yes ______ No______.


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Class of Common Stock    $.10 par value

             Shares outstanding at December 31, 1995    -  3,119,436

                      CARETENDERS HEALTH CORP. AND SUBSIDIARIES

                                      FORM 10-Q

                                        INDEX


Part I.   Financial Information

        Item 1. Financial Statements

        Interim Consolidated Balance Sheets as of December 31, 1995
        and March 31, 1995                                              3 - 4


        Interim Consolidated Statements of Operations for the Three
        Months ended December 31, 1995 and 1994                           5


        Interim Consolidated Statements of Operations for the Nine
        Months ended December 31, 1995 and 1994                           6


        Interim Consolidated Statements of Cash Flows for the Nine
        Months ended December 31, 1995 and 1994                           7


        Notes to Interim Consolidated Financial Statements                8


        Item 2. Management's Discussion and Analysis of
                Condition and Results of Operations                     9 - 14


Part II.  Other Information

Items 1 through 6                                                15

                 CARETENDERS HEALTH CORP. AND SUBSIDIARIES
                     INTERIM CONSOLIDATED BALANCE SHEETS



            ASSETS                      December 31, 1995    March 31, 1995
            ------                      -----------------    --------------
CURRENT ASSETS:                            (UNAUDITED)

Cash and cash equivalents                  $ 2,325,623         $ 1,264,775
Accounts receivable - net of allowance
 for uncollectible accounts of $3,127,363
 and $2,910,272                             15,307,278          15,277,812
Inventories                                    609,418             525,974
Prepaid expenses and other current assets      573,186             410,023
Deferred tax assets                            813,000             813,000
                                           -----------         -----------
        TOTAL CURRENT ASSETS                19,628,505          18,291,584

PROPERTY AND EQUIPMENT - net                 4,030,318           4,677,321

COST IN EXCESS OF NET ASSETS ACQUIRED -
 net of accumulated amortization of
 $1,135,181 and $986,513                     7,055,038           7,203,706

OTHER ASSETS                                   850,050             900,178
                                           -----------         -----------
                                           $31,563,911         $31,072,789
                                           ===========         ===========





     See accompanying notes to interim consolidated financial statements.

                      CARETENDERS HEALTH CORP. AND SUBSIDIARIES
                         INTERIM CONSOLIDATED BALANCE SHEETS
                                     (Continued)

     LIABILITIES AND
   STOCKHOLDERS' EQUITY                 December 31, 1995    March 31, 1995
   --------------------                 -----------------    --------------
                                           (UNAUDITED)
CURRENT LIABILITIES:
 Accounts payable - trade                  $ 4,208,703         $ 3,433,691
 Accrued expenses                            2,857,241           2,507,421
 Current portion of long-term debt and
  capital leases                               636,789             609,436
 Other current liabilities                     104,590             100,000
                                           -----------         -----------
        TOTAL CURRENT LIABILITIES            7,807,323           6,650,548

LONG-TERM LIABILITIES
 Revolving Credit Facility                   4,260,911           5,771,502
 Term debt and capital lease obligations       275,093             632,335
 Other liabilities                             339,034             456,785
 Deferred tax liabilities                      233,000             233,000
                                           -----------         -----------
        TOTAL LONG-TERM LIABILITIES          5,108,038           7,093,622
                                           -----------         -----------
        TOTAL LIABILITIES                   12,915,361          13,744,170

Commitments and Contingencies (Note 2)

Stockholders' equity:
 Common stock, par value $.10; authorized
 10,000,000 shares; 3,129,436 issued and
 outstanding                                   312,944             312,944
 Treasury stock, at cost, 10,000 shares        (95,975)            (95,975)
 Stock options                                 162,110             162,110
 Warrants                                      119,880             119,880
 Additional paid-in capital                 25,055,886          25,055,886
 Accumulated deficit                        (6,906,295)         (8,226,226)
                                           -----------         -----------
        TOTAL STOCKHOLDERS' EQUITY          18,648,550          17,328,619
                                           -----------         -----------
                                           $31,563,911         $31,072,789
                                           ===========         ===========

    See accompanying notes to interim consolidated financial statements.

                CARETENDERS HEALTH CORP. AND SUBSIDIARIES
              INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)


                                                     Three Months Ended
                                        --------------------------------------
                                        December 31, 1995    December 31, 1995
                                        -----------------    -----------------
Net revenues                               $16,228,442         $15,006,393
Cost of sales and services                  12,407,813          11,912,451
Selling, general and administrative
 expenses                                    2,156,574           1,599,327
Depreciation and amortization expense          505,899             599,508
Provision for uncollectible accounts           442,967             348,839
Income before other income (expense)
 and income taxes                              715,189             546,268
                                           -----------         -----------

Other income (expense):

Interest expense                              (169,478)           (202,204)
                                           -----------         -----------
Income before provision for income taxes       545,711             344,064

Provision for income taxes                      39,000              45,000
                                           -----------         -----------
Net income                                 $   506,711         $   299,064
                                           ===========         ===========
PER SHARE:
Weighted average common and common
 equivalent shares outstanding for
 primary and fully diluted earnings
 per share                                   3,139,210           3,141,562
                                           -----------         -----------
 Net income per share                      $      0.16         $      0.10
                                           ===========         ===========


     See accompanying notes to interim consolidated financial statements.

                      CARETENDERS HEALTH CORP. AND SUBSIDIARIES
                    INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)


                                                  Nine Months Ended
                                        -------------------------------------
                                        December 31, 1995    December 31.1994
                                        -----------------    ----------------
Net revenues                               $47,193,195         $45,303,504
Cost of sales and services                  36,302,048          36,169,663
Selling, general and administrative
 expenses                                    6,064,018           4,773,651
Depreciation and amortization expense        1,548,863           1,739,398
Provision for uncollectible accounts         1,318,383           1,102,417
                                           -----------         -----------
Income before other income (expense)
 and income taxes                            1,959,883           1,518,375

Other income (expense):
 Interest expense                             (542,952)           (561,848)
 Other                                            -                 97,500
                                           -----------         -----------
Income before provision for income taxes     1,416,931           1,054,027
Provision for income taxes                      97,000             115,000
                                           -----------         -----------
                                           $ 1,319,931         $   939,027
                                           ===========         ===========


PER SHARE:
Weighted average common and common
 equivalent shares outstanding for
 primary and fully diluted earnings
 per share                                   3,136,278           3,151,392
                                           -----------         -----------
Net income per share                       $      0.42         $      0.30
                                           ===========         ===========

See accompanying notes to interim consolidated financial statements.

              CARETENDERS HEALTH CORP. AND SUBSIDIARIES
            INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)


                                                  Nine months Ended
                                        -------------------------------------
                                        December 31, 1995    December 31,1994
                                        -----------------    ----------------

Cash flows from operating activities:
 Net income                                $ 1,319,931         $   939,027
 Adjustments to reconcile net income
  to net cash provided (used) by
  operating activities:
    Depreciation and amortization            1,548,863           1,739,398
    Provision for uncollectible accounts     1,318,383           1,102,417
    Other                                         -                (97,500)
                                           -----------         -----------
                                             4,187,177           3,683,342

    Change in certain net current assets

    (Increase) decrease in:
      Accounts receivable                   (1,347,849)         (5,636,917)
      Inventories                              (83,444)            (39,739)
      Prepaid expenses and other
        current assets                        (163,163)           (299,429)
    Increase (decrease) in:
      Accounts payable and accrued
        liabilities                          1,124,832             299,429
      Other liabilities                       (112,661)            (23,896)
                                           -----------         -----------
        Net cash provided (used) by
          operating activities               3,604,892          (2,016,873)
                                           ===========         ===========

Cash flows from investing activities:
  Capital expenditures                        (535,455)           (332,036)
  Proceeds from the sale of business              -              1,930,000
  Other assets                                (168,109)           (830,578)
                                           -----------         -----------
    Net cash provided (used) by
      investing activities                    (703,564)            767,386
                                           -----------         -----------

Cash flows from financing activities:
  Principal payments on long-term debt        (450,245)           (797,314)
  Issuance of long-term debt and capital
  leases                                       120,356              29,528
  Net revolving credit facility borrowings  (1,510,591)          1,038,534
  Other                                           -                  6,006
                                           -----------         -----------
    Net cash provided (used) by financing
    activities                              (1,840,480)            276,754
                                           -----------         -----------
Net increase/(decrease) in cash              1,060,848            (972,733)

Cash and cash equivalents at beginning
  of period                                  1,264,775           2,515,849
                                           -----------         -----------
Cash and cash equivalents at end of period $ 2,325,623         $ 1,543,116
                                           ===========         ===========

        See accompanying notes to interim consolidated financial statements.

                     CARETENDERS HEALTH CORP. AND SUBSIDIARIES
                NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                            December 31, 1995



1. BASIS OF PRESENTATION


The accompanying interim consolidated financial statements for the three and nine months ended December 31, 1995 and 1994 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. Accordingly, the reader of this Form 10-Q may wish to refer to the Company's Form 10-K for the year ended March 31, 1995 for further information. In the opinion of management of the Company, the accompanying unaudited interim financial statements reflect all adjustments (consisting only of normally recurring accruals) necessary to present fairly the financial position at December 31, 1995 and the results of operations and cash flows for the periods ended December 31, 1995 and 1994.

The results of operations for the nine months ended December 31, 1995 are not necessarily indicative of the operating results for the year.

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

3. SALE OF ASSETS

On June 3, 1994, the Company entered into a strategic arrangement with Columbia/HCA Healthcare Corporation, under which Columbia acquired one of the Company's two Louisville Certificates of Need for nursing services and hired the Company to manage the operations under the certificate for five years. On February 18, 1995, the Company entered into another arrangement with Columbia/HCA Healthcare Corporation, under which Columbia acquired the Company's Certificate of Need license to provide nursing services to patients in eight counties in the Elizabethtown, Kentucky area and hired the Company to manage the operations until the year 2000. Simultaneously, the Louisville agency management agreement was extended for one year.

4. REVOLVING CREDIT FACILITY

On October 17, 1995, the Company expanded its revolving credit facility with the Healthcare Financial Services Division of Heller Financial, Inc. from $7.5 million to $12 million. At the same time the interest rate was reduced to 1 percent over prime from 1.5 percent and advance rates on working capital collateral were expanded.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

The Company's adult day care and comprehensive home health care services, which currently have no overlap of geographic service territories, continue to show improving financial results. For the nine-months ended December 31,1995, net income per share from on-going operations increased 62% over the same period last year. Comparable revenues increased 14% (adjusted for the sale of certain operations last year -- see Note 3). For the quarter ended December 31, 1995, net income per share from on-going operations increased 78%
over the same  period last year.   Comparable revenues increased  12% (adjusted
for the sale of certain operations last year). These results were on a "same business" basis with minimal development activity and no geographic expansion taking place during the period. The improvements in profitability reflect improved pricing and increased occupancy in the Company's adult day care centers and the effect of incremental home health revenues in existing markets. Net earnings per share improved from $0.30 to $0.42 for the nine-months and from $0.10 to $0.16 for the quarter.

In October, 1995, the Company's revolving credit facility was expanded from $7.5 million to $12 million while the interest rate was lowered 0.5% to 1.0% over prime. This credit facility and internally generated funds are expected to be sufficient to fund the Company's development plans.

Results of Operations

                             Caretenders Health Corp.
                                  Operating Data
                      for the three months ended December 31,


                                          1 9 9 5                 1 9 9 4                   Change
                                  ---------------------    ---------------------     ------------------
                                               % of                     % of
                                   Amount    Revenues      Amount     Revenues       Amount       %
                                 -----------  --------    -----------  --------     ----------   --
Net Revenues
 Comprehensive Home Healthcare     $13,027,202   100.0%    $12,272,024    100.0%     $  755,178    6.2%
 Adult Day Care                      3,201,240   100.0%      2,734,369    100.0%        466,871   17.1%
                                   -----------              -----------               ----------
                                    16,228,442               15,006,393                1,222,049    8.1%
                                   -----------              -----------               ----------
Costs of Sales and Services
 Comprehensive Home Healthcare      10,060,680    77.2%      9,859,094     80.3%        201,586    2.0%
 Adult Day Care                      2,347,133    73.3%      2,053,357     75.1%        293,776   14.3%
                                    -----------              -----------               ----------
                                    12,407,813    76.5%     11,912,451     79.4%        495,362    4.2%
                                   -----------              -----------               ----------
Center Contribution
 Comprehensive Home Healthcare       2,966,522    22.8%      2,412,930     19.7%        553,592   22.9%
 Adult Day Care                        854,107    26.7%        681,012     24.9%        173,095   25.4%
                                    -----------              -----------               ----------
                                     3,820,629    23.5%      3,093,942     20.6%        726,687   23.5%
                                    -----------              -----------               ----------

Selling, General & Administrative    2,156,574    13.3%      1,599,327     10.7%        557,247   34.8%
Depreciation and Amortization          505,899     3.1%        599,508      4.0%        (93,609) (15.6%)
Provision for Uncollectible Accounts   442,967     2.7%        348,839      2.3%         94,128   27.0%
Interest, Net                          169,478     1.0%        202,204      1.3%        (32,726) (16.2%)
                                    -----------              -----------               ----------
Income Before Taxes                $   545,711     3.4%    $   344,064      2.3%     $  201,647   58.6%
                                    ===========              ===========               ==========





Comprehensive Home Health Care

Revenues. Net revenues for 1994 included $663,032 related to operations sold during the year ended March 31, 1995. Contribution continues to be generated from these operations under management contracts. Net revenues from continuing markets increased 12% from $11,608,992 in 1994 to $13,027,202 in 1995 primarily as a result of increased volumes for nursing services.

Cost of Sales and Services.   Cost of sales and services  as a percent of  net
revenues decreased primarily as a result of improved volumes.

Adult Day Care

Net Revenues. The increase of $466,871 in adult day care revenues is attributable to the opening of 1 new center, increased occupancy, and a rate increase in all the centers. Total days of service provided increased 14% from 48,237 in 1994 to 54,770 in 1995. As of December 31, 1995, the Company had 13 centers in operation. Average occupancy for the quarter was 64% as compared to 62% in the prior year. System capacity as of December 31, 1995 was 938 guests per day as compared to 854 in the prior year.

Cost of Sales and Services. As a percentage of net revenues, cost of sales and services decreased by 1.8% as a result of increased occupancy and reduced initial operating losses from new centers. The Company's new centers typically take from 12 to 15 months to reach break-even. The Company's two newest centers generated net revenues of $325,074 and break-even results during the quarter as compared to $57,244 and a loss of $64,658 in the prior year.

Selling, General and Administrative. The increase of $557,247 in these expenses is due primarily to increased billing and collection efforts and overhead additions in preparation for expansion. These costs remained constant as a percentage of total owned and managed revenues.

Depreciation and  Amortization.    The decrease  results  primarily from certain
assets reaching the end of their depreciable lives.

Provision for Uncollectible Accounts. The provision for uncollectible accounts for the quarter ended December 31,1995 was recorded at approximately 2.7% of net revenues based on management's evaluation of collectibility. This percentage is within the range of industry averages.

Interest.   The decrease  in  Interest is primarily  the result  of  the lower average outstanding debt levels.

Results of Operations

                                Caretenders Health Corp.
                                 Operating Data
                     for the nine months ended December 31,



                                                1 9 9 5                 1 9 9 4                   Change
                                       ---------------------    ---------------------     ------------------
                                                      % of                     % of
                                          Amount    Revenues      Amount     Revenues       Amount       %
                                        -----------  --------    -----------  --------     ----------   -----
Net Revenues
 Comprehensive Home Healthcare          $37,697,963    100.0%    $37,477,344    100.0%     $  220,619    0.6%
 Adult Day Care                           9,495,232    100.0%      7,826,160    100.0%      1,669,072   21.3%
                                        -----------              -----------               ----------
                                         47,193,195               45,303,504                1,889,691    4.2%
                                        -----------              -----------               ----------
Costs of Sales and Services
 Comprehensive Home Healthcare           29,252,747     77.6%     30,295,259     80.8%     (1,042,512)  (3.4%)
 Adult Day Care                           7,049,301     74.2%      5,874,404     75.1%      1,174,897   20.0%
                                        -----------              -----------               ----------
                                         36,302,048     76.9%     36,169,663     79.8%        132,385    0.4%
                                        -----------              -----------               ----------

Center Contribution
 Comprehensive Home Healthcare            8,445,216     22.4%      7,182,085     19.2%      1,263,131   17.6%
 Adult Day Care                           2,445,931     25.8%      1,951,756     24.9%        494,175   25.3%
                                        -----------              -----------               ----------
                                         10,891,147     23.1%      9,133,841     20.2%      1,757,306   19.2%
                                        -----------              -----------               ----------

Selling, General & Administrative          6,064,018     12.8%      4,773,651     10.5%      1,290,367   27.0%
Depreciation and Amortization              1,548,863      3.3%      1,739,398      3.8%       (190,535) (11.0%)
Provision for Uncollectible Accounts       1,318,383      2.8%      1,102,417      2.4%        215,966   19.6%
Interest, Net                                542,952      1.2%        561,848      1.2%        (18,896)  (3.4%)
Other                                           -          -          (97,500)    (0.2%)       (97,500) 100.0%
                                         -----------              -----------               ----------
Income  Before Taxes                     $ 1,416,931      3.0%    $ 1,054,027      2.3%     $  362,904   34.4%
                                          ===========              ===========               ==========

Comprehensive Home Health Care

Revenues. Net revenues for 1994 included $4,516,000 related to operations sold during the year ended March 31, 1995. Contribution continues to be generated from these operations under management contracts. Net revenues from continuing markets increased 14% from $32,961,344 in 1994 to $37,697,963 in 1995 primarily as a result of increased volume for nursing services.

Cost of Sales and Services.   Cost of sales and services  as a percent of  net
revenues decreased primarily as a result of improved volumes.

Adult Day Care

Net Revenues. The increase of $1,669,072 in adult day care revenues is attributable to the opening of 2 new centers, and a rate increase in all the centers. Total days of service provided increased 17% from 140,857 in 1994 to 164,546 in 1995. As of December 31, 1995, the Company had 13 centers in operation. Average occupancy for the nine month period and in the prior year was 64%. Average daily capacity increased from 811 guests per day in 1994 to 936 in 1995.

Cost of Sales and Services.  As a  percent of net revenues, cost of  sales and services decreased slightly as a result of increased occupancy and reduced initial operating losses from new centers. The Company's new centers typically take from 12 to 15 months to reach break-even. The Company's two newest centers generated net revenues of $832,666 and losses of $77,100 as compared to $96,112 and losses of $149,160 in the prior year.

Selling, General and Administrative. The increase of $1,290,367 in these expenses is due primarily to increased billing and collection efforts and overhead additions in preparation for expansion. These costs remained constant as a percent of total owned and managed revenues.

Depreciation and  Amortization.    The decrease  results primarily  from certain
assets reaching the end of their depreciable lives.

Provision for Uncollectible Accounts. The provision for uncollectible accounts for the nine months ended December 31,1995 was recorded at approximately 2.8% of net revenues based on management's evaluation of collectibility. This percentage is within the range of industry averages.

Interest.    The  decrease in  interest  is primarily  the result of  the lower average outstanding debt levels.

Other. Other income in 1994 consisted of a $97,500 gain on the sale of certain operations to Columbia/HCA.

Liquidity and Capital Resources

Cash Flows


Key elements of the Consolidated Statements of Cash Flows for the nine-months ended December 31, were (in thousands):

     Net Change in Cash and Cash Equivalents         1995           1994
     ---------------------------------------       --------       --------
     Provided by (used in)
         Operating activities                      $  3,605       $ (2,017)
         Investing activities                          (704)          (767)
         Financing activities                        (1,840)           277
                                                   --------       --------
         Net Change in Cash and Cash Equivalents   $  1,061       $   (973)
                                                   ========       ========


1995 net cash provided by operating activities of approximately $3,605,000 resulted principally from current period earnings and an increase in accounts payable and accruals, partially offset by increases in accounts receivable. 1995 net cash used by investing activities resulted principally from capital expenditures while 1994's net cash provided by investing activities came principally from the sale of certain operations. Net cash used by financing activities resulted primarily from net repayments on the revolving credit facil-ity partially offset by principal payments on term debt and capital leases, net of additional capital leases.

Revolving Credit Facility


On October 17, 1995, the Company expanded its revolving credit facility with the Healthcare Financial Services Division of Heller Financial, Inc. from $7.5 million to $12 million. At the same time the interest rate was reduced to 1 percent over prime from 1.5 percent and advance rates on working capital collateral were expanded.

The facility is collateralized by accounts receivable,inventory and the stock of the Company's subsidiaries. Availability is determined pursuant to a formula principally consisting of 95% of accounts receivable under 180 days old (subject to certain exclusions) plus 50% of inventory. This facility, together with internally generated funds, should provide capital resources sufficient to support development of the business.

On December 31, 1995 the balance outstanding on the facility was approximately $4.3 million.

Health Care Reform


Congress is currently considering legislative change which could effect major changes in the health care system. This legislation would materially change reimbursement under both the Medicare and Medicaid systems.Some of these changes include a prospective payment system for Medicare home health agencies and increased use of Medicaid ``Block Grants''. Although the Company believes that proposed legislation could increase government's emphasis on home and community based health care services,it cannot predict whether any of these proposals will be adopted, and if they are adopted, no assurance can be given that the implementation of this legislation will not have a material adverse effect on the Company's business.


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

          None

     Item 5.  Other Information

          None

     Item 6.  Exhibits and Reports on Form 8-K

          (a)    Exhibits

                   Exhibit 11 (attached)

          (b) No reports on Form 8-K have been filed during the quarter ended December 31, 1995

 CARETENDERS HEALTH CORP. AND SUBSIDIARIES
                          COMPUTATION OF EARNINGS PER SHARE
                                     EXHIBIT 11

                                                      Three Months Ended        Nine Months Ended
                                                         December 31,              December 31,
                                                      1995          1994        1995           1994
                                                   ----------   ----------    -----------   ----------
PRIMARY
Net income for primary income per common share     $  506,711   $  299,064    $ 1,319,931   $  939,027
                                                   ----------   ----------    -----------   ----------
Weighted average outstanding shares during the
  period                                            3,119,436    3,119,436      3,119,436    3,119,436
Add- common equivalent shares representing shares
  issuable upon exercise of dilutive options and
  warrants and conversion of convertible preferred
  stock                                                19,774       22,126         16,842       31,956
                                                   ----------   ----------    -----------   ----------
Weighted average number of shares used in
  calculation of primary earnings per share         3,139,210    3,141,562      3,136,278    3,151,392
                                                   ----------   ----------    -----------   ----------

PER SHARE
Net income                                         $     0.16   $     0.10     $     0.42   $     0.30
                                                   ==========   ==========    ===========   ==========
FULLY DILUTED
Net income for fully diluted income per
  common share                                     $  506,711   $  299,064    $ 1,319,931   $  939,027
                                                   ----------   ----------    -----------   ----------
Weighted average number of shares used in
  calculation of primary earnings per share         3,140,826    3,196,544      3,140,826    3,196,544
                                                   ----------   ----------    -----------   ----------
Weighted average number of shares used in
  calculation of fully diluted earnings per share   3,140,826    3,196,544      3,140,826    3,196,544
                                                   ----------   ----------    -----------   ----------

PER SHARE
Net income                                         $     0.16   $     0.10    $      0.42   $     0.20
                                                   ==========   ==========    ===========   ==========

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.


Date: February 13, 1996


                                   CARETENDERS HEALTH CORP.

                                   BY:      /s/  William B. Yarmuth
                                      -----------------------------------
                                   William B. Yarmuth,
                                   Chairman of the Board, President
                                   and Chief Executive Officer


                                   BY:     /s/  C. Steven Guenthner
                                      -----------------------------------
                                   C. Steven Guenthner,
                                   Senior Vice President and
                                   Chief Financial Officer