Form 10-K
period 1996-03-31
CARETENDERS HEALTH CORP
filed 1996-07-01
CIK 799231

SECURITIES AND EXCHANGE COMMISSION
			       Washington, D.C. 20549
				    FORM 10-K

(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 1996



OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


           		    Commission file number   1-9848

		                   CARETENDERS HEALTH CORP.
     	(Exact name of registrant as specified in its charter)

       	     Delaware                              06-1153720
   (State or other jurisdiction of                (IRS Employer
    incorporation or organization)              Identification No.)

     100 Mallard Creek Road, Suite 400, Louisville, Kentucky 40207
        	  (Address of principal executive offices)(Zip Code)

			                          (502) 899-5355
	        (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

    Title of Each Class      Name of Each Exchange on Which Registered
  Common Stock, par value             NASDAQ  National Market
       $.10 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days. Yes  X   No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.


As of June 24, 1996, 3,129,413 shares of the Registrant's Common Stock were outstanding. The aggregate market value of Registrant's Common Stock held by non-affiliates of the Registrant as of June 24, 1996 was approximately $24,565,377 (based on the last sale price of a share of the common stock as of June 24, 1996 ($7.875), as reported by the National Association of Securities Dealers, Inc. Automated Quotation ("NASDAQ") National Market system).

		  DOCUMENTS INCORPORATED BY REFERENCE
The Registrant's definitive proxy statement, to be filed with the Commission no later than 120 days after March 31, 1996, is incorporated by reference in Part III of this report.

            			   TABLE OF CONTENTS



  PART I

  Item 1.   Business
  Item 2.   Properties
  Item 3.   Legal Proceedings
  Item 4.   Submission of Matters to a Vote of Security Holders


  PART II

  Item 5.   Market for Registrant's Common Equity and Related
       	    Stockholder Matters
  Item 6.   Selected Financial Data
  Item 7.   Management's Discussion and Analysis of Financial
	           Condition and Results of Operation
  Item 8.   Financial Statements and Supplementary Data
  Item 9.   Changes in and Disagreements with Accountants on
	           Accounting and Financial Disclosure


  PART III

  Item 10.  Directors and Executive Officers of the Registrant
  Item 11.  Executive Compensation
  Item 12.  Security Ownership of Certain Beneficial Owners
	           and Management
  Item 13.  Certain Relationships and Related Transactions



  PART IV

  Item 14.  Exhibits, Financial Statement Schedules and
	           Reports on Form 8-K

PART I

ITEM 1.  BUSINESS

General Development of Business

Caretenders Health Corp. ("Caretenders" or the "Company") is the first company to provide integrated adult day health services and home health care services for seniors and others with chronic and post-acute medical conditions who wish to remain in their homes and communities. With its extensive experience in home health care and leadership in adult day health center operations, the Company is embarking on an aggressive expansion program offering Caretenders' SeniorCare Solutions integrated home and community based health care. Through care management by a Registered Nurse (RN), Caretenders helps families identify solutions for caring for loved ones who can no longer meet their health and personal care needs. Through the Company's care manager, families can learn about their choices for long-term care for seniors and choose from Caretenders' SeniorCare Day and Home Health Care Centers as well as other community based resources available.

The Company was incorporated in Delaware in November, 1985. The Company delivers its adult day health services and home care services through a number of wholly owned subsidiaries. The Company operates 14 home care branches in Kentucky, Alabama, Indiana, Massachusetts and Virginia and manages 2 hospital-based agencies in Kentucky for Columbia/HCA. The Company also operates 14 adult day health centers, which are located in Maryland, Connecticut and Kentucky. The Company opened 1 adult day health center during the past year. Capacity was 938 guests per day at the beginning of the year and grew by 4% to 976 guests per day by the end of the year.

By the end of fiscal year 1997 (ending March 31, 1997), the Company expects to open 12-15 new adult day health centers and seven to nine new home health care operations, creating nine integrated and seven new markets for Caretenders. Since March 31, 1995, the Company has opened 2 and acquired 1 new home care operations. As of June 21, 1996, the Company had 8 new adult day care centers and 6 home health care units under development.

Today more than seven million senior Americans are in need of alternatives to long-term nursing home confinement and this number is expanding rapidly. These individuals desire to remain in their homes and out of nursing homes and conserve their financial resources as long as possible. Caretenders SeniorCare Solutions provides seniors in need with a lower-cost alternative to institutional care helping them gain economic security access to health care, mobility and independence without isolation.

Divestitures

On June 3, 1994, the Company entered into a strategic arrangement with Columbia/HCA Healthcare Corporation (Columbia), under which Columbia acquired one of the Company's two Louisville Certificates of Need for nursing services and hired the Company to manage the operations under the certificate. The parties also entered into a cooperative agreement for the provision of infusion, home medical equipment and adult day care services in the Louisville market.

On February 18, 1995, the Company entered into another arrangement with Columbia, under which Columbia acquired the Company's Certificate of Need to provide nursing services to patients in eight counties in the Elizabethtown, Kentucky area and hired the Company to manage the operations until the year 2000.

Acquisition Policy

The Company continually considers and reviews possible acquisitions of businesses that provide health care services similar to those currently offered by Caretenders' companies. Factors which may affect future acquisition decisions include the quality and potential profitability of the company under consideration, and the Company's ability to finance an acquisition.

On May 1, 1996, the Company completed a transaction to acquire the stock of Reliable Home Health Care, Inc., a provider of intermittent home nursing services in Cleveland Ohio.

Home Health Care Services

Caretenders provides home health care services through 14 branches as follows: Kentucky (7), Indiana (2), Alabama (1), Massachusetts
(3) and Virginia (1). The Company's comprehensive strategy allows it to provide a full range of home health care services to a patient, enabling the physicians, payors and patients to deal with a single provider. All Caretenders services are rendered through care management by an RN, which coordinates nursing, home infusion and equipment services.

Caretenders nursing provides a comprehensive range of both professional and para-professional services from highly-skilled infusion therapy nursing to custodial companion care. Professional staff including registered nurses, licensed practical nurses, physical, speech and occupational therapists, and medical social workers implement and monitor medical treatment plans prescribed by physicians. Professional staff are subject to state licensing requirements in the particular states in which they practice. Para-professional staff includes home health aides, homemakers and companions who assist patients with health related tasks and the activities of daily living.

Home infusion therapy involves the intravenous or other administration of physician-prescribed nutrients, antibiotics, chemotherapeutic agents and other medications to patients in their homes. Such therapy generally continues a plan of treatment initiated in the hospital, or as a substitute for hospitalization. Home infusion costs are between 30% and 70% less than the same therapy administered in an institutional setting. There are five major categories of infusion therapy: total parenteral nutrition, enteral nutrition, antibiotic therapy, chemotherapy and pain management therapy.

Caretenders sells and rents medical equipment for use in the home. While the Company provides a complete range of equipment, the businesses generally can be divided into two predominant categories: respiratory/oxygen services and rehabilitation products.

Caretenders is compensated for its services through (i) private pay (paid by personal funds), (ii) Medicare, (iii) Medicaid, and (iv) other third party payors (e.g. insurance companies). See "Item 1. Business -- Payment Sources". Caretenders employs compensation specialists who advise patients as to the availability of sources of payment for its services.

Patients are referred to Caretenders by physicians, hospital discharge planners, third party administrators, insurance case managers, bank trust departments, clients' family members and other sources.

Adult Day Health Services

Adult day health services is an alternative method of providing care for seniors and other adults who without such care would likely be institutionalized. The field has grown rapidly, from just 15 centers in the United States in the early 1970s to over 3,000 today. Still in its early stages, the industry is highly fragmented with the majority operated by the non-profit sector. Caretenders operates 14 centers, (3 centers in Connecticut, 10 in Maryland and 1 in Kentucky) which provide care for approximately 1,400 clients. Caretenders is the largest for-profit provider of adult day care services in the U.S.

The Company's adult day health service centers provide professional, high quality adult day health services for disabled or frail adults who require some care or supervision, but who do not require intensive medical attention or institutionalization. The average center provides care for over 55 guests per day, seven days a week, from 9AM to 5PM. Round-trip transportation is provided to each participant.

The centers offer a range of therapeutic and medical services designed to promote the independence of participants and provide respite to families and caregivers. On-site staff nurses administer medications and ensure attention to medical care. Other services include (i) a light breakfast, a hot lunch, and an afternoon snack;
(ii) a highly structured, individualized and creative activities program which includes recreation, education, field trips, sports, crafts, music and group conversations; and (iii) family counseling.

The centers market their services to professional referral sources in their communities as well as directly to consumers. These sources typically include Offices on Aging, social workers, hospital discharge planners and group living facilities.

Competition, Marketing and Customers

Home Health Care

The home health care industry is fragmented, with competition largely focused on individual products or services. Competitors can be classified into three categories: nursing services, infusion therapy, and medical equipment.

Caretenders competes with larger home health care providers through its comprehensive strategy, which facilitates focused accountability, reduced administrative burdens and convenience for patients and physicians. In addition to the larger, national companies, Caretenders also competes with numerous local and regional companies and pharmacies. Many of the Company's competitors have greater resources than the Company. Major home health competitors include Apria, Olsten Kimberly Quality Care and Coram.

The home health care industry is highly competitive. The Company believes competition is based primarily on the quality of service provided, and such quality is measured by responsiveness and the technical ability of the professional staff. The scope of services offered, relationships with referral sources and price are also competitive considerations. Another competitive factor in the home health care industry is accreditation by JCAHO (Joint Commission on Accreditation of Healthcare Organizations), a not-for-profit accreditation organization. All Caretenders offices are accredited by JCAHO.

Home health services are marketed by a direct sales force primarily to hospital discharge planners, physicians and insurance and managed care organizations. Referrals may also be sought through advertisements in several local specialty publications, attendance at major trade shows and voluntary participation in JCAHO. The Company is also developing consumer-direct sales, marketing and advertising programs designed to increase its private pay business.

Adult Day Health Services

The adult day health services industry is highly competitive but fragmented. The Company competes with alternative sources of senior adult day health services, including: other adult day health centers, ancillary programs provided by nursing homes and hospitals; other government-financed facilities; retirement communities; and senior adult associations. The Company believes the primary competitive factors among this group are quality of service and reputation among referral sources.

The Company markets its adult day health services through its adult day health center directors and the Company's marketing staff. The directors spend time contacting referral sources in their markets to market the Company's services. Major referral sources include Offices on Aging, social workers, hospital discharge planners and group living facilities.

Government Regulations

The Company is subject to laws and regulations administered by the federal government and the states in which it provides home health care and adult day health services. The Company believes that providers of these services may be subject to increasing regulation by both Federal and state governments. If the Company becomes subject to adverse, costly, time-consuming or otherwise burdensome government regulation in connection with its operations, such regulation could have a materially affect the Company.

The Company operates adult day health facilities in three states, Connecticut, Maryland and Kentucky. In order to be licensed, adult day health centers must meet requirements established by each state including the physical organization of facilities, staff to patient ratios and nutrition. Each of the Company's centers is appropriately licensed in each state in which it operates. The Company operates all its adult day care centers according to guidelines that exceed the requirements of each respective state in which it operates.

The expansion by the Company of its adult day health and home health care operations into new states or the addition of new adult day health centers or home health care services may be subject to compliance with additional governmental regulation. If the Company were unable to comply with any such regulations or qualify such centers or services under government sponsored reimbursement programs because of cost or for other reasons, such expansion or addition of services could be limited or prevented.

 Health care, as one of the largest industries in the United States, continues to attract much legislative interest and public attention. In recent years, an increasing number of legislative proposals have been introduced or proposed in Congress and in some state legislatures that would effect major changes in the health care system, either nationally or at the state level. Among the proposals under consideration are cost controls, insurance market reforms, requirements that all businesses offer health insurance coverage to their employees and the creation of a single government health insurance plan that would cover all citizens. The costs of certain proposals would be funded in significant part by reductions in payments by governmental programs, including Medicare and
Medicaid, to health care providers. The Company cannot predict whether any of the above proposals or any other proposals will be adopted, and if adopted, no assurance can be given that the implementation of such reforms will not have a material effect on the business of the Company.

Payment Sources

The Company receives payments from Medicaid, Medicare and other cost reimbursement programs, private pay and insurance policies as detailed below. The Company's dependence on government sponsored reimbursement programs makes it vulnerable to possible legislative and administrative regulations and budget cut-backs that could adversely affect the number of persons eligible for such programs, the amount of allowed reimbursements or other aspects of the program, any of which could materially affect the Company. In addition, loss of certification or qualification under Medicare/Medicaid programs would materially adversely affect the ability of its adult day health and home health care businesses to effectively market their services. The following table sets forth the Company's net revenues derived from each major class of payer during the following fiscal years (in thousands):

		                          		 1996                       1995
		                   -------------------------  ---------------------------
				                                    Insurance                   Insurance
				                                    & Private                   & Private
  Business Unit      Medicare  Medicaid    Pay    Medicare Medicaid    Pay
- -----------------    --------  -------- --------- -------- -------- ---------
Adult Day Health         0.0%     78.1%    21.9%     0.0%    80.5%     19.5%
 Services

Comprehensive In-
Home
 Personal Care
 Nursing                46.2%     14.2%    39.6%    47.2%    14.6%     38.2%
 Infusion Therapy       23.2%     10.6%    66.2%    15.0%    10.0%     75.0%
 Durable Medical        33.8%      6.0%    60.2%    40.7%     5.5%     53.8%
  Equipment
   Home Health          39.6%     12.3%    48.1%    39.3%    12.4%     48.3%
    Subtotal
		                   --------  -------- --------- -------- -------- ---------
   Total                30.2%     24.7%    45.1%    32.4%    24.5%     43.1%
		                   ========  ======== ========= ======== ======== =========


In determining charge rates for goods and services provided to customers, the Company evaluates several factors including cost and market competition. The Company also negotiates contract rates with third party providers such as insurance companies. The rates of reimbursement for a significant portion of the Company's charges are dictated by Federal or State programs such as Medicare, Medicaid and Workers Compensation.

Insurance

The Company and its subsidiaries carry general liability and professional liability insurance. The Company also carries product liability insurance associated with those operations requiring such coverage, including the durable medical equipment operations. The Company carries automobile liability coverage and property coverage on all owned or operated vehicles. The Company's properties are covered by casualty insurance policies. The Company carries directors and officers liability with a $3,000,000 limit. The Company believes its present insurance coverage is adequate.

The Company intends to maintain general liability and property insurance coverage in amounts which it believes reasonable for its operations. However, there can be no assurance that such insurance will be available, or, if available, that such insurance will be either adequate to cover the Company's liabilities or available at affordable rates. In addition, increasing insurance costs, and the increasing unwillingness of insurance companies to insure against certain types of losses, raise some questions as to whether the Company will be able to obtain or continue its present insurance coverage. The inability to obtain adequate insurance coverage at affordable rates, or a loss of existing coverage, could have a material effect on the Company.

Employees and Labor Relations

As of March 31, 1996, the Company had approximately 2,270 employees, 116 of whom are administrative and executive personnel. None of the Company's employees are represented by a labor organization.
Management   believes  its  relationship  with  its   employees   is
satisfactory.

Cautionary Statements

Information provided herein by the Company contains, and from time to time the Company may disseminate material and make statements which may contain "forward-looking" information, as that term is defined by the Private Securities Litigation Reform Act of 1995 (the "Act"). These cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of "safe harbor" provisions of the Act. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements as a result of various factors including but not limited to the following:

   (i)In   recent   years,  an  increasing  number   of   legislative
      proposals have been introduced or proposed in Congress and in some state legislatures that would effect major changes in the health care system, either nationally or at the state
      level.   Among  the  proposals under  consideration  are  cost
      controls, insurance market reforms, requirements that all businesses offer health insurance coverage to their employees and the creation of a single government health insurance plan that would cover all citizens. The costs of certain proposals would be funded in significant part by reductions in payments by governmental programs, including Medicare and Medicaid, to health care providers. The Company cannot predict whether any of the above proposals or any other proposals will be adopted, and if adopted, no assurance can be given that the implementation of such reforms will not have a material impact on the operations of the Company.

  (ii)The  Company  competes with numerous well  established competitors who have substantially greater financial resources than the Company. Competitors are increasingly focusing attention on providing alternative site health care services, specifically on adult day health services. Such increasing competition may adversely affect revenues and profitability of Company operations.

 (iii)The  Company's future operating results are  dependent upon its ability to attract customers able to pay for the Company's charges from their own and their families' financial resources. Circumstances which adversely affect the ability or desire of seniors to pay for the Company's services could have an adverse effect on the Company. In the event that the Company encounters difficulty in attracting seniors with adequate resources to pay for the Company's services, the Company would be adversely affected.

  (iv)The  Company  provides its services to individuals  in home and community settings. Severe winter weather may hinder the Company's ability to provide its services and thus impact operating results. No assurances can be given that such severe winter weather conditions will not be experienced by the Company.

   (v)By  the  end of fiscal 1997, the Company plans to develop 12-15
      new   adult  day  health  centers  and  7-9  new  home  health
      operations   after  which  the  Company  plans   to   continue
      development  efforts  at a similar or accelerated  pace.   The
      Company's ability to achieve its development plans will depend upon a variety of factors, many of which are beyond the Company's control. There can be no assurance that the Company will not suffer delays in its development program,
      which   could  slow  the  Company's  growth.   The  successful
      development of additional operations will involve a number of risks including the possibility that the Company may be unable to locate suitable sites at acceptable prices or may be unable to obtain, or may experience delays in obtaining, necessary zoning, land use, building, occupancy, licensing and other required governmental permits and authorizations.


ITEM 2.   PROPERTIES

The Company's executive offices are located in Louisville, Kentucky in approximately 21,300 square feet of leased space.

The Company has 30 branch locations that each lease from approximately 2,000 to 17,000 square feet of space in their respective locations. The Company believes that its facilities are adequate to meet its current needs, and that additional or substitute facilities are available if needed.

ITEM 3.  LEGAL PROCEEDINGS

The Company is currently, and from time to time, subject to claims and suits arising in the ordinary course of its business, including claims for damages for personal injuries. In the opinion of management, the ultimate resolution of any of these pending claims and legal proceedings will not have a material effect on the Company's financial position or results of operations.

On January 26, 1994 Franklin Capital Associates and Aetna Life and Casualty, shareholders, who at one time held approximately 320,000 shares of the Company's common stock (approximately 13% of shares outstanding) filed suit in Chancery Court of Williamson County, Tennessee claiming unspecified damages not to exceed three million dollars in connection with registration rights they received in the Company's acquisition of National Health Industries in February 1991. The suit alleges the Company failed to use its best efforts to register the shares held by the plaintiffs as required by the merger agreement. The Company believes it has meritorious defenses to the claims and does not expect that the ultimate outcome of the suit will have a material impact on the Company's results of operations or financial position. The Company plans to vigorously defend its position in this case.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

				PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

The Company's common stock ("Common Stock") is traded on the over-the-counter market and is quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol "CTND". The prices shown below represent prices between dealers, do not indicate retail mark-ups, mark-downs or commissions, and do not necessarily represent actual transactions. Set forth below are the high and low bid quotations for the Common Stock for the periods indicated. The prices for the Common Stock were provided by NASDAQ and have been adjusted to reflect a one (1)-for-five (5) reverse stock split effective March 22, 1995.

		      Closing Common Stock Prices

	   Quarter Ended:                  High        Low
	   June 30, 1993                    9.40       6.90
	   September 30, 1993               8.40       5.30
	   December 31, 1993                9.40       6.25
	   March 31, 1994                  10.00       6.90
	   June 30, 1994                   14.05       8.75
	   September 30, 1994               9.38       7.20
	   December 31, 1994                8.44       6.56
	   March 31, 1995                   8.75       4.63
	   June 30, 1995                    6.75       5.25
	   September 30, 1995               8.38       5.75
	   December 31, 1995                8.13       5.75
	   March 31, 1996                   8.38       5.88
	   Month Ended:
	   May 31, 1996                     9.63       6.50


On June 24, 1996, the last reported representative bid price for the Common Stock reported on the NASDAQ National Market System was
$7.875 and there were approximately 769 holders of record of the Company's Common Stock. No cash dividends have been paid by the Company.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected financial information derived from the consolidated financial statements of the Company for the periods and at the dates indicated. This information has been restated to reflect the Company's 1 for 5 reverse stock split as further explained in Note 1 to the consolidated financial statements of the Company. The information is qualified in its entirety by and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-K.

	             Consolidated Selected Financial Information
   (Dollar amounts in
    000's except per
      share data)                     Year Ended March 31,
  --------------------  ----------------------------------------------
	                     		 1996    1995     1994     1993       1992
                     			------- -------  -------  --------  ---------
  Results of
  Operations
  Net revenues          $63,227 $60,836  $50,857  $36,527    $28,788
  Net Income (loss):
  Continuing              1,575   1,248      627      611    (2,419)
  operations
  Discontinued               --      --       --   (1,339)    1,958
  operations            ------- ------- -------- --------  ---------
    Net Income (loss)   $ 1,575 $ 1,248  $   627  $  (728)   $ (461)

  Per share:
  Primary:
    Number of shares      3,149   3,145    3,153    2,354(1)  2,328(1)
  Net Income (loss)
  from:
  Continuing
  operations               $.50   $.40      $.20     $.26(1) $(1.04)(1)
  Discontinued
  operations                 -      -         -     (0.57)     0.84
                     			------- ------- -------- --------   ---------
    Net Income (loss)      $.50   $.40      $.20   $(0.31)    $(.20)

Fully diluted:
   Number of shares       3,149  3,145     3,175      N/A(1)    N/A(1)
  Net income from
  continuing
  operations               $.50   $.40      $.20      N/A(1)    N/A(1)
                     			------- ------- -------- --------  ---------
    Net Income             $.50   $.40      $.20      N/A       N/A
		                     	======= ======= ======== ========  =========

     Balance sheet
      data as of:                          March 31,
  -------------------  -----------------------------------------------
			                      1996     1995     1994    1993       1992
              		       -------- -------- -------- -------  ---------
  Working capital       $13,844  $11,641  $ 8,001 $ 2,193    $ 4,085
  Total assets           33,217   31,073   30,806  29,377     29,881
  Long-term liabilities   6,805    7,094    7,367   1,690      1,573
  Total liabilities      14,313   13,744   14,731  13,929     13,743
  Stockholders'equity    18,904   17,329   16,075  15,448     16,138

(1) does not include convertible preferred shares due to accounting rules relating to calculation of loss per share

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Strategic Focus

The Company is positioning itself to take advantage of healthcare reform activities by focusing its resources into its home and community based health care business units which consist of adult day health services and home health care (home health care includes nursing, infusion therapy and durable medical equipment). These businesses are involved with the delivery of health care in alternative settings which are preferred by consumers and operate at lower costs than hospitals and nursing homes. The trend toward alternative site delivery of healthcare is increasing, as more payor organizations are seeking to reduce the costs of medical care. The Company intends to continue to develop and acquire home and community-based healthcare service operations.

By the end of fiscal year 1997 (ending March 31, 1997), the Company expects to open 12-15 new adult day health centers and seven to nine new home health care operations, creating nine integrated and seven new markets for Caretenders. At the end of this period, the Company anticipates having 28 adult day health services centers and up to 15 home care operations in place. Since March 31, 1995, the Company has opened 2 and acquired 1 new home care operations. As of June 21, 1996, the Company had 8 new adult day care centers and 6 personal care units under development.

The Company is committed to establishing a preeminent position in this segment of the healthcare industry and is taking a rapid route. The adult day health services market is growing, but highly fragmented with approximately 3,000 centers nationwide. Caretenders is considered as the national leader in the field with its fourteen centers.

Although more mature, the home care industry also remains highly fragmented with few providers controlling more than 5 percent market share. The Company believes that there is no other single provider in its existing or prospective markets able to impose significant barriers to its future plans.

Earnings - 1996

Improvements in the profitability of operations continue to be made with center contribution improving by 14.8% due principally to revenue growth. The Company continues to experience very strong market demand for its services. Selling, General and Administrative costs increased slightly as a percent of sales increasing largely due to overhead additions preparing the Company for expansion. Pre-tax income from continuing operations improved by 31.4%. Earnings per share from continuing operations were $.50 in 1996 as compared to $.40 for 1995.

Liquidity and Capitalization

The Company has a $12 million revolving credit facility with approximately $5.9 million outstanding as of March 31, 1996. The credit facility bears interest at 1 percent over prime. This facility, combined with cash flow from operations, should provide sufficient working capital resources to support operations and future development. However, management will continue to pursue additional capital including debt and equity investments in the Company to support more rapid development.

RESULTS OF OPERATIONS

Fiscal  Year  Ended March 31, 1996 Compared With Fiscal  Year  Ended
March 31, 1995

			                  Caretenders Health Corp.
				                     Operating Data
         			     for the Years Ended March 31,
                				(amounts in thousands)


		                      	    1 9 9 6          1 9 9 5          Change
	                     		----------------  ----------------  --------------
	                            			 % of              % of
		                     	Amount Revenues  Amount  Revenues  Amount      %
                     			------- -------- -------  --------  ------   -----
  Net Revenues
    Home Health Care    $50,822   80.4%  $50,330    82.7%   $  492    1.0%
    Adult Day Health
     Services            12,405   19.6%   10,506    17.3%    1,899   18.1%
	                     		------- -------- -------  --------  ------   -----
			                      63,227  100.0%   60,836   100.0%    2,391    3.9%
                     			------- -------- -------  --------  ------   -----

  Cost of Sales and
  Services
    Home Health Care     39,399   77.5%   40,246    80.0%     (847)  (2.1%)
    Adult Day Health
     Services             9,331   75.2%    7,986    76.0%    1,345    16.8%
                     			------- -------- -------  --------  ------   -----
                     			 48,730   77.1%   48,232    79.3%      498     1.0%
                     			------- -------- -------  --------  ------   -----

  Center Contribution
    Home Health Care     11,423   22.5%   10,084    20.0%    1,339    13.3%
    Adult Day Health
     Services             3,074   24.8%    2,520    24.0%      554    22.0%
                     			------- -------- -------  --------  ------   -----
                     			 14,497   22.9%   12,604    20.7%    1,865    15.0%
                     			------- -------- -------  --------  ------   -----

  Selling, General &
   Administrative         8,438    13.3%   6,642    10.9%    1,796    27.0%
  Provision for
   Uncollectible          1,669     2.6%   1,689     2.8%      (20)   (1.2%)
  Accounts
  Depreciation and
   Amortization           2,057     3.3%   2,300     3.8%     (243)  (10.6%)
  Interest and Other,       623     1.0%     671     1.1%      (48)   (7.2%)
  Net Income            ------- -------- -------  --------  ------   -----
   Before Taxes         $ 1,710     2.7% $ 1,302     2.1%   $  408    31.4%
                     			======= ======== =======  ========  ======   =====


    	  Overall. As more fully described below, the Company believes the improvement in operating results is attributable to its aggressive marketing techniques, horizontal integration of service lines in existing markets and resultant economies of scale both operationally and administratively. This is offset slightly by a increase in selling, general and administrative costs resulting from the Company's preparation for expansion in fiscal 1997.

	      Home Health Care Net Revenues. Net revenue increases in the Company's existing markets were primarily the result of increased volume for nursing services and durable medical equipment offset partially by decreased volume for infusion therapies. Nursing volumes increased 12% while durable medical equipment volumes increased 23%.

	      Net revenues for 1995 included $4,466,000 related  to
     operations sold during 1995. After adjusting 1995 revenues to remove operations sold, home health care revenues increased 12.3%. Contribution continues to be generated from these operations under management contracts.

	      Home Health Care Cost of Sales and Services. Cost of sales and services as a percent of net revenues decreased primarily as a result of improved volumes in all markets and reductions in cost as a result of operations sold.

	      Adult Day Health Services Net Revenues. The increase of $1.9 million in adult day health services revenues is attributable to improved occupancy in all markets, improvement in mix of payors and rate increases. Total days of service provided increased 14% from 188,480 in 1995 to 214,600 in
     1996.   As  of March 31, 1996, the Company had 14  centers  in
     operation.

	      Adult Day Health Services Cost of Sales and Services. As a percent of net revenues, cost of sales and services decreased slightly as a result of better cost management, increased occupancy and fixed costs spread over higher volumes.

	      Selling, General and Administrative. The increase of $1.8 million is due primarily to an increase in certain administrative staff levels and costs incurred to centralize certain administrative functions.

	      Provision for Uncollectible Accounts. The provision for uncollectible accounts for the year ended March 31, 1996 was recorded based on management's evaluation of collectibility.

	       Depreciation and Amortization. The decrease of $243,000 resulted primarily due to replacement of purchased transportation equipment with leased transportation equipment.

	      Interest and Other, Net. The decrease in interest and other, net is primarily the result of the lower average outstanding debt levels and a decrease in the interest rate associated with the Company's working capital credit facility.

	      Income Taxes. As of March 31, 1996, the Company has net deferred tax assets of approximately $1,072,000. The net deferred tax asset is composed of $2,401,000 of deferred tax assets, $173,000 of deferred tax liabilities and a valuation allowance totaling approximately $1,156,000. The deferred tax asset includes the tax benefit of net operating loss carryforwards of approximately $340,000.

     To realize the deferred tax assets (net of valuation allowance) related to net operating loss carryforwards and other temporary differences the Company must generate future taxable income of approximately $2,680,000. The net operating loss carryforwards expire in fiscal 2006 through 2008.

     Based upon the expectations of future taxable income, management believes that it is more likely than not that the net deferred tax assets totaling $1,072,000 will be realized. As noted above, a valuation allowance has been established totaling $1,156,000 based on management's judgments including the risks inherent in relying solely on the prospects for future taxable income.

     Following is a summary of the Company's approximate pretax book income and taxable income for the past three years (000's):

	              		           1996       1995        1994
			                        ------     ------      ------
	      Pretax book income  $1,710     $1,302      $  706
  	    Taxable income         762      4,528         292


     The differences between pretax book income and taxable income for the last three years consist mainly of non deductible goodwill amortization and the change in certain reserves that are not currently deductible for income tax purposes such as the provision for uncollectible accounts receivable. The increase in taxable income for fiscal 1995 is due to transactions entered into by the Company and Columbia/HCA with respect to the sale of certain certificates of need to provide nursing services in two markets and the non-tax deductible status of related goodwill.

     Although the Company has experienced losses in the past, management believes that the Company will be able to realize its recorded deferred tax assets. The Company's ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, competitive pressures on revenues and margins and legislation and regulation at all levels of government. There can be no assurances that the Company will meet its expectations of future taxable income. However, management has considered the above factors in reaching its conclusions that it is more likely than not that future taxable income will be sufficient to fully utilize the deferred tax assets net of the valuation allowance as of March 31, 1996.

Fiscal  Year  Ended March 31, 1995 Compared With Fiscal  Year  Ended
March 31, 1994

			       Caretenders Health Corp.
				   Operating Data
			    for the Years Ended March 31,
				(amounts in thousands)


                      			    1 9 9 5          1 9 9 4            Change
                    			-----------------  ----------------  ---------------
                            				   % of              % of
                    			 Amount  Revenues  Amount  Revenues   Amount     %
                    			-------- --------  ------- --------   ------  ------
  Net Revenues
    Home Health Care    $50,330    82.7%   $43,352   85.2%    $6,978   16.1%
	Adult Day Health
     Services            10,506    17.3%     7,505   14.8%     3,001   40.0%
              		       -------- --------  ------- --------   ------  ------
                     			 60,836   100.0%    50,857  100.0%     9,979   19.6%
              		       -------- --------  ------- --------   ------  ------
  Cost of Sales and
  Services
    Home Health Care     40,246    80.0%    35,408   81.7%     4,838   13.7%
    Adult Day Health
     Services             7,986    76.0%     5,718   76.2%     2,268   39.7%
                       -------- --------  ------- --------   ------  ------
                     			 48,232    79.3%    41,126   80.9%     7,106   17.3%
              		       -------- --------  ------- --------   ------  ------
  Center Contribution
    Home Health Care     10,084    20.0%     7,944   18.3%     2,140   26.9%
    Adult Day Health
     Services             2,520    24.0%     1,787   23.8%       733   41.0%
              		       -------- --------  ------- --------   ------  ------
                     			 12,604    20.7%     9,731   19.1%     2,873   29.5%
              		       -------- --------  ------- --------   ------  ------
  Selling, General &
  Administrative          6,642    10.9%     5,198   10.2%     1,444   27.8%
  Provision for
   Uncollectible          1,689     2.8%     1,260    2.5%       429   34.0%
  Accounts
  Depreciation and
  Amortization            2,300     3.8%     2,004    3.9%       296   14.8%
  Interest and Other,       671     1.1%       563    1.1%       108   19.2%
  Net                   -------- --------  ------- --------   ------  ------
  Income Before Taxes    $1,302     2.1%    $  706    1.4%    $  596   84.4%
                     			======== ========  ======= ========   ======  ======


	      Overall. As more fully described below, the Company believes the improvement in operating results is attributable to its aggressive marketing techniques, horizontal integration of service lines in existing markets and resulting economies of scale both operationally and administratively.

	      Home Health Care Net Revenues. Net revenue increases in the Company's existing markets were primarily the result of increased volume for nursing services and infusion therapies offset partially by decreased reimbursement for providing certain infusion therapies. Nursing volumes increased 31% and average net revenue per unit increased 20% while infusion volumes increased 46% with a decrease in average net revenue per unit of 11% due to competitive industry pressures on pricing. Respiratory Therapy/Home Medical Equipment revenues increased principally as a result of expansion of this service line into the Louisville and Lexington, Kentucky markets.

	     Net revenues for 1995 and 1994 included $4,466,000 and
     $10,189,000 respectively related to operations sold during 1995. Contribution continues to be generated from these operations under management contracts.

	      Home Health Care Cost of Sales and Services. Cost of sales and services as a percent of net revenues decreased primarily as a result of improved volumes in all markets.

	      Adult Day Health Services Net Revenues. The increase of $3.0 million in adult day care revenues is attributable to the opening of 2 new centers, the expansion of 2 others and a rate increase of approximately 5.0% throughout all the centers. Total days of service provided increased 32.5% from 142,277 in 1994 to 188,480 in 1995. As of March 31, 1995, the
     Company had 13 centers in operation.

	      Adult Day Health Services Cost of Sales and Services. As a percent of net revenues, cost of sales and services improved as a result of improved operations in mature centers partially offset by the impact of initial operating losses from the development of new centers. The Company's new centers typically take from 12 to 15 months to reach break-even. The Company's two newest centers generated net revenues of $215,000 and losses of ($238,000).

	      Selling, General and Administrative. The increase of $1.4 million is due primarily to increased staffing in adult day care and other overhead expenses in preparation for expansion. These costs remained stable as a percent of sales.

	      Provision for Uncollectible Accounts. The provision for uncollectible accounts for the year ended March 31, 1995 was recorded based on management's evaluation of collectibility.

	       Depreciation  and  Amortization.   The  increase  of
     $296,000 results primarily from additions of approximately $1.2 million of property and equipment.

	      Interest and Other, Net. The increase in interest and other, net is primarily the result of the higher average outstanding debt levels and higher interest rates. The Company's outstanding debt is higher as a result of larger investments in accounts receivable and property and equipment related to revenue growth while rates have increased due to increases in the prime rate.

Liquidity and Capital Resources

 Revolving Credit Facility

  On October 13, 1995, the Company expanded its revolving credit facility with the Healthcare Financial Services Division of Heller Financial, Inc. from $7.5 million to $12 million. At the same time the interest rate was reduced to 1 percent over prime from 1.5 percent  over  prime  and  advance  rates  on  working  capital  were expanded. Availability is determined pursuant to a formula principally consisting of a percentage of accounts receivable subject to certain exclusions. At March 31, 1996, the Company has total cash and unused borrowings of approximately $7.6 million. The facility will remain in effect until October 13, 1998 and for annual one year terms thereafter unless either party to the credit agreement provides the other with a written notice of termination 60 days prior to the renewal date.

  This facility should provide working capital resources sufficient to support operations. However, management will continue to pursue additional capital including possibly debt and equity investments in the Company to support a more rapid development of the business than would be possible with internal funds


 Cash Flows

	   Key elements to the Consolidated Statements of Cash Flows were (in thousands):

Net Change in Cash
and CashEquivalents              1996        1995        1994
- ----------------------         --------    ---------   --------
Provided by (used in)
	 Operating activities         $ 1,817     $ (1,803)   $   570
	 Investing activities            (993)       1,721       (813)
	 Financing activities            (528)      (1,169)        20
Net Change in Cash             --------    ---------   --------
	and Cash Equivalents           $  296     $ (1,251)    $ (223)
				                           ========    =========   ========


    1996
     Net cash provided by operating activities of approximately $1.8 million resulted principally from current period earnings net of changes in accounts receivable and accounts payable and accrued
     expenses.   Net cash used in investing activities of approximately
     $993,000 resulted principally from capital expenditures. Net cash used in financing activities of approximately $528,000 resulted primarily from principal payments on term debt and capital leases.

    1995
     Net cash used in operating activities of approximately $1.8 million resulted principally from current period earnings offset by increases in accounts receivable caused by revenue growth of 20% and longer payment cycles for some payors. Net cash provided from investing activities resulted principally from the proceeds from the sale of certain business offset by capital expenditures. Net cash used in financing activities resulted primarily from principal payments on term debt and capital leases. The Company
     received   proceeds  of  approximately  $2.5  million   from   the
     disposition of business units during 1995 which was used largely to fund capital expenditures and working capital associated with the Company's growth.

    1994
     Net   cash   provided  by  operating  activities  of  approximately
     $570,000  resulted  from  earnings  net  of  changes  in  accounts
     receivable   and   accounts   payable   and   accrued    expenses.
     Approximately $813,000 was used in investing activities resulting principally from proceeds from sale of business ($1.2 million) net of capital expenditures of $2.1 million.

 Health Care Reform

  Health care, as one of the largest industries in the United States, continues to attract much legislative interest and public attention. In recent years, an increasing number of legislative proposals have been introduced or proposed in Congress and in some state legislatures that would effect major changes in the health care system, either nationally or at the state level. Among the proposals under consideration are cost controls, insurance market reforms, requirements that all businesses offer health insurance coverage to their employees and the creation of a single government health insurance plan that would cover all citizens. The costs of certain proposals would be funded in significant part by reductions in payments by governmental programs, including Medicare and Medicaid, to health care providers. The Company cannot predict whether any of the above proposals or any other proposals will be adopted, and if adopted, no assurance can be given that the implementation of such reforms will not have a material effect on the business of the Company.

 Impact of Inflation

  Management does not believe that inflation has had a material effect on income during the past several years.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

		           CARETENDERS HEALTH CORP. AND SUBSIDIARIES
          			   CONSOLIDATED STATEMENTS OF INCOME

                                  					     Year Ended March 31,
                                  					 1996       1995        1994
                            				     ----------- ----------- -----------
Net revenues                         $63,226,968 $60,836,495 $50,857,321
Cost of sales and services            48,729,847  48,231,522  41,126,283
Selling, general and administrative
expenses                               8,438,050   6,641,921   5,198,496
Depreciation and amortization expense  2,057,092   2,300,034   2,003,745
Provision for uncollectible accounts   1,668,844   1,688,521   1,259,749
Income before interest and other
expense) and provision for           ----------- ----------- -----------
income taxes                           2,333,135   1,974,497   1,269,048
Interest expense, net                  (622,852)   (770,294)   (571,628)
Other income and expense, net                -       97,500       8,751
		                            		     ----------- ----------- -----------
Income before provision for income
taxes                                 1,710,283   1,301,703     706,171
Provision for income taxes              135,000      54,041      79,000
                             			    ----------- ----------- -----------
Net income                           $1,575,283  $1,247,662    $627,171
                            				    =========== =========== ===========

PER SHARE:
 Weighted average common and common
  equivalent shares outstanding       3,148,707   3,144,518   3,153,458
 Net income per common and common   ----------- ----------- -----------
  equivalent share                        $0.50       $0.40       $0.20
                            				    =========== =========== ===========

Net income per common share -        ----------- ----------- -----------
  assuming full dilution                  $0.50       $0.40       $0.20
                            				     =========== =========== ===========

      The accompanying notes to consolidated financial statements are an integral part of these financial statements.

              		 CARETENDERS HEALTH CORP. AND SUBSIDIARIES
		                    CONSOLIDATED BALANCE SHEETS

      ASSETS                                 March 31,   March 31,
					                                          1996        1995
 CURRENT ASSETS:                           ----------- -----------
    Cash and cash equivalents              $ 1,561,041 $ 1,264,775

    Accounts receivable - net of allowance
      for uncollectible accounts of
      approximately $2,900,000 in
      1996 and 1995                         17,197,400  15,277,812
    Prepaid expenses and other current
     assets                                  1,487,876     935,997
    Deferred tax assets                      1,105,000     813,000
                                   					   ----------- -----------
	 TOTAL CURRENT ASSETS                      21,351,317  18,291,584

 PROPERTY AND EQUIPMENT - net                3,981,934   4,677,321

 COST IN EXCESS OF NET ASSETS ACQUIRED -
 net of accumulated amortization of
 approximately $1,190,000 and
 $990,000, respectively                      7,005,232   7,203,706

 OTHER ASSETS                                  878,351     900,178
                                   					   ----------- -----------
                                   					   $33,216,834 $31,072,789
                                           =========== ===========

   LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
    Accounts payable - trade               $ 3,306,484 $ 3,433,691
    Accrued salaries, commissions,
     benefits and other expenses             3,661,967   2,507,421
    Current portion of term debt and
      capitallease obligations                 432,329     609,436
    Other current liabilities                  106,986     100,000
                                   					   ----------- -----------
	   TOTAL CURRENT LIABILITIES                7,507,766   6,650,548

 LONG-TERM LIABILITIES:
    Revolving credit facility                5,851,708   5,771,502
    Term debt and capital lease
     obligations                               321,839     632,335
    Other liabilities                          631,619     689,785
                                   					   ----------- -----------
	   TOTAL LONG-TERM LIABILITIES              6,805,166   7,093,622
                            									      ----------- -----------
	   TOTAL LIABILITIES                       14,312,932  13,744,170
                                   					   =========== ===========
 COMMITMENTS AND CONTINGENCIES (Note 7)

 STOCKHOLDERS' EQUITY:
      Common stock, par value $.10;
       10,000,000 shares authorized;
       3,129,436 issued and outstanding        312,944     312,944
       issued and outstanding
      Treasury stock, at cost, 10,000
       shares                                  (95,975)    (95,975)
      Additional paid-in capital            25,337,876  25,337,876
      Accumulated deficit                   (6,650,943) (8,226,226)
				                                   	   ----------- -----------
	   TOTAL STOCKHOLDERS' EQUITY              18,903,902  17,328,619
					                                      ----------- -----------
                                   					   $33,216,834 $31,072,789
                                   					   =========== ===========

      The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

	                 			CARETENDERS HEALTH CORP. AND SUBSIDIARIES
			               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
			                  YEARS ENDED MARCH 31, 1996, 1995, and 1994

                        			 Convertible Voting Preferred Stockholders' Equity
		                          ------------------------------------------------
			                         Preferred Stock     Additional
		                     	    ----------------     Paid-in
		                    	     Shares    Amount     Capital       Total
                     			    -------   -------   ----------   ----------
  Balance, March 31, 1993   748,501   $37,425   $6,506,372   $6,543,797

  Net Income                    -          -           -            -
                      		    -------   -------   ----------   ----------
  Balance, March 31, 1994   748,501   $37,425   $6,506,372   $6,543,797

  Coversion of Peferred to
    Common                 (748,501) ($37,425) ($6,506,372) ($6,543,797)
  Excercised or expired
    Options                     -         -            -            -
  Net Income                    -         -            -            -
                      		    -------   -------   ----------   ----------
  Balance, March 31, 1995       -         -            -            -

  Net Income                    -         -            -            -
                     			    -------   -------   ----------   ----------
  Balance, March 31, 1996       -         -            -            -
                     			    =======   =======   ==========   ==========

							                                            Common Stockholders' Equity
			                        ---------------------------------------------------------------------------------------
		                          	  Common Stock          Treasury Stock       Additional                                   Total
			                        --------------------   --------------------      Paid-in      Accumulated                Stockholders'
			                         Shares     Amount    Shares      Amount        Capital        Deficit        Total        Equity
                   			     ---------   --------   ------   -----------   -------------  -------------  -----------  ------------
Balance, March 31, 1993    2,380,155   $238,016   10,000    ($95,975)     $18,863,001   ($10,101,059)   $8,903,983   $15,447,780

Net Income                       -          -        -           -                -          627,171       627,171       627,171
                     	     ---------   --------   ------   -----------   -------------  -------------  -----------  ------------
Balance, March 31, 1994    2,380,155   $238,016   10,000    ($95,975)     $18,863,001   ($ 9,473,888)   $9,531,154   $16,074,951

Coversion of Peferred to
    Common                   748,501     74,850      -           -          6,468,947            -       6,543,797   $16,074,951
Excercised or expired
    Options                      780         78      -           -              5,928            -           6,006         6,006
Net Income                       -          -        -           -                -        1,247,662     1,247,662     1,247,662
                    		     ---------   --------   ------   -----------   -------------  -------------  -----------  ------------
Balance, March 31, 1995    3,129,436   $312,944   10,000    ($95,975)     $25,337,876    ($8,226,226)  $17,328,619   $17,328,619

Net Income                       -          -        -           -                -        1,575,283     1,575,283     1,575,283
		                    	    ---------   --------   ------   -----------   -------------  -------------  -----------  -------------
Balance, March 31, 1996    3,129,436   $312,944   10,000    ($95,975)     $25,337,876    ($6,650,943)  $18,903,902   $18,903,902
			                        =========   ========   ======   ===========   =============  =============  ===========  =============



	   The accompanying notes to consolidated financial statements are an integral part of these financial statements.

		    CARETENDERS HEALTH CORP. AND SUBSIDIARIES
			 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   					       Year Ended March 31,
		                                   			    1996       1995       1994
                                   					 ---------- ---------- ----------
Cash flows from operating activities:
 Net income                              $1,575,283 $1,247,662  $ 627,171

 Adjustments to reconcile net income to
  net cash provided by (used in) operating
  activities:
     Gain on sale of assets                     -      (97,500)       -
     Depreciation and amortization        2,057,092  2,300,034  2,003,745
     Deferred income tax benefit           (492,000)  (580,000)       -
     Provision for uncollectible
     accounts                             1,668,844  1,688,521  1,259,749
     Other                                      -          -       79,545
                                   					 ---------- ---------- ----------
	                                   				  4,809,219  4,558,717  3,970,210

     Change in certain net current assets
     (Increase) decrease in:
       Accounts receivable               (3,588,432)(5,627,953)(4,307,023)
       Inventories                          (90,185)   (11,364)   106,328
       Prepaid expenses and other
       	current assets                     (461,694)     5,018    218,384
     Increase (decrease) in:
       Accounts payable and accrued
       	expenses                            999,625   (661,316) 1,328,334
       Other liabilities                    148,820    (65,517)  (746,623)
       Net cash provided by (used in)    ---------- ---------- ----------
       operating activities               1,817,353 (1,802,415)   569,610
                                   					 ---------- ---------- ----------

Cash flows from investing activities:
     Proceeds from sale of businesses           -    2,474,434  1,225,000
     Capital expenditures                (1,015,161)(1,222,781)(2,143,034)
     Other assets                            21,827    469,027    105,428
       Net cash (used in) provided by    ---------- ---------- ----------
       investing activities                (993,334) 1,720,680   (812,606)
                                   					 ---------- ---------- ----------

Cash flows from financing activities:
     Principal payments on term debt and
     capital leases                        (607,959)(1,167,243)  (765,386)
     Issuance of term debt and capital
      leases                                    -       35,396    785,201
     Net revolving credit facility
      borrowings (repayments)                80,206    (43,498)       -
     Other                                      -        6,006        -
       Net cash (used in) provided by    ---------- ---------- ----------
       financing activities                (527,753)(1,169,339)    19,815
				                                    	 ---------- ---------- ----------

Net increase (decrease) in cash             296,266 (1,251,074)  (223,181)

Cash and cash equivalents at beginning
  of year                                 1,264,775  2,515,849  2,739,030
					                                    ---------- ---------- ----------
Cash and cash equivalents at end of year $1,561,041 $1,264,775 $2,515,849
                                     			 ========== ========== ==========

Supplemental Information
     Cash paid for interest                $611,000   $736,000   $597,000
	                                   				 ========== ========== ==========
     Cash paid for income taxes            $671,000    $93,700    $31,000
                                   					 ========== ========== ==========

           The accompanying notes to consolidated financial statements are an integral part of these financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION AND DESCRIPTION OF BUSINESS

The consolidated financial statements include the accounts of Caretenders Health Corp. and its wholly-owned subsidiaries ("the Company"). The Company provides adult day health services and home health care services to individuals in Kentucky, Indiana, Alabama, Massachusetts, Virginia, Connecticut and Maryland. All material intercompany transactions and accounts have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Non-cash acquisition of capital assets via assumption of debt of approximately $120,000 was excluded from the accompanying statement of cash flows for the year ended March 31, 1996.

Uninsured deposits at March 31, 1996, and 1995 were approximately $1,561,000 and $1,265,000, respectively.

PROPERTY AND EQUIPMENT

Property  and  equipment are stated at cost. Depreciation  is  computed
using  the  straight-line method over the estimated useful lives.   The
estimated useful lives of depreciable assets are as follows:

						Estimated
					       Useful Life
	    Building and Leasehold Improvements   5 - 30
	    Medical and Office Equipment          3 - 8
	    Transportation and Other Equipment    3 - 5

Included  in  Property and Equipment is rental equipment which  may  be
sold.   Upon sale, the cost net of related accumulated depreciation  is charged to costs of sales and services.

COST IN EXCESS OF NET ASSETS ACQUIRED AND OTHER INTANGIBLE ASSETS

The costs in excess of fair value of net assets acquired and other intangible assets principally consisting of licenses and covenants not to compete, which are included in other assets on the accompanying balance sheets, are stated at cost and amortized on a straight-line basis over their estimated useful lives which range from 2 to 40 years.

Subsequent to its acquisitions, the Company evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. At March 31, 1996, no such events or circumstances existed warranting such revisions to the lives or recorded amounts of recorded goodwill. When factors indicate that goodwill should be evaluated for possible impairment, the Company will utilize appropriate methods (such as undiscounted cash flows over the remaining life of the goodwill), in measuring whether the goodwill is recoverable.

CAPITALIZATION POLICIES

Maintenance, repairs and minor replacements are charged to expense as incurred. Major renovations and replacements are capitalized to appropriate property and equipment accounts. Upon sale or retirement of property, the cost and related accumulated depreciation are eliminated from the accounts and the related gain or loss is recognized in income.

Construction costs incurred to ready a project for its intended use are capitalized for major development projects and are amortized over the lives of the related assets. Pre-opening costs related to the start up of new operations and facilities are deferred and amortized over two years beginning with commencement of operations.

NET REVENUES

Approximately 55%, 57%, and 74%, of net revenues for the fiscal years ended March 31, 1996, 1995, and 1994, respectively, were derived under federal and state third-party reimbursement programs. These revenues are based, in part, on cost reimbursement principles and are subject to examination and retroactive adjustment by agencies administering the programs. Management continuously evaluates the outcome of these reimbursement examinations and provides allowances for losses based upon the best available information. In the opinion of management, adjustments, if any, would not be material to the financial position or the results of operations of the Company.

NET INCOME/LOSS PER SHARE

Net income per common and common equivalent share is computed based on the weighted average number of common shares and common equivalent shares outstanding. Common equivalent shares result from dilutive stock options, warrants, and convertible preferred stock.

REVERSE STOCK SPLIT

On March 22, 1995, the shareholders approved and implemented a one (1) for five (5) reverse stock split. Simultaneously, the par value per common share changed from $.02 per share to $.10. Share and per share information have been restated for all periods presented to reflect this reverse stock split.

HEALTHCARE REFORM LEGISLATION, REGULATIONS AND MARKET CONDITIONS

Health care, as one of the largest industries in the United States, continues to attract much legislative interest and public attention. In recent years, an increasing number of legislative proposals have been introduced or proposed in Congress and in some state legislatures that would effect major changes in the health care system, either nationally or at the state level. Among the proposals under consideration are cost controls, insurance market reforms, requirements that all businesses offer health insurance coverage to their employees and the creation of a single government health insurance plan that would cover all citizens. The costs of certain proposals would be funded in significant part by reductions in payments by governmental programs, including Medicare and Medicaid, to health care providers. The Company cannot predict whether any of the above proposals or any other proposals will be adopted, and if adopted, no assurance can be given that the implementation of such reforms will not have a material effect on the business of the Company.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

FINANCIAL STATEMENT RECLASSIFICATIONS

Certain  amounts have been reclassified in the 1995 and 1994  financial
statements  in  order  to  conform  to  the  1996  presentation.   Such
reclassifications had no effect on previously reported net income.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash, accounts receivable and payable and debt instruments. The book values of cash and accounts receivable and payable are considered representative of their respective fair values. The fair value of the Company's debt instruments approximate their carrying values as substantially all of such debt has rates which fluctuate with changes in market rates.

NEW ACCOUNTING PRONOUNCEMENTS

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", effective for fiscal years beginning after December 15, 1995. The Company will adopt SFAS No. 121 in fiscal year ending March 31, 1997 and does not expect adoption to have a material impact on the Company's financial position or results of operations.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", which is also effective for fiscal years beginning after December 15, 1995. The standard encourages but does not require companies to measure and record as compensation expense the fair market value of stock-based compensation granted to employees. The standard permits companies electing not to record the compensation expense for these arrangements to provide disclosure of the impact to net income as if the compensation had been recorded. The Company will adopt SFAS No. 123 in the fiscal year ending March 31, 1997.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment, including equipment under capital leases, consist of the following:

                            				  March 31,    March 31,
                            				     1996         1995
                            				  ----------   ----------
   Buildings and improvements     $  301,663   $  301,663
   Leasehold improvements          1,301,521    1,101,350
   Medical  equipment              4,143,983    4,018,596
   Office and other equipment      3,260,092    2,527,203
   Transportation equipment        1,825,866    1,904,733
                            				  ----------   ----------
                            				  10,833,125    9,853,545
   Less accumulated depreciation  (6,851,191)  (5,176,224)
                            				  ----------   ----------
                            				  $3,981,934   $4,677,321
                               	  ==========   ==========

Property and equipment acquired under capital leases consists principally of transportation, and office and other equipment, of $2.7 million and $2.6 million at March 31, 1996 and 1995, respectively against which obligations of approximately $434,000 and $825,000 were outstanding at those dates.

Depreciation  expense  was approximately  $1.8, $1.7, and $1.4  million
for   the  fiscal  periods  ended  March  31,  1996,  1995,  and  1994, respectively.

NOTE 3 - REVOLVING CREDIT FACILITY

On October 13, 1995, the Company expanded its revolving credit facility with the Healthcare Financial Services Division of Heller Financial, Inc. from $7.5 million to $12 million. At the same time the interest rate was reduced to 1 percent over prime from 1.5 percent over prime and advance rates on working capital collateral were expanded. Availability is determined pursuant to a formula principally consisting of a percentage of accounts receivable subject to certain exclusions, as defined. The facility is collaterialized by accounts receivable, inventory and a lien on the stock of the Company's subsidiaries. Approximately $12 million was available under the formula on March 31, 1996. The balance outstanding as of March 31, 1996 was approximately $5.9 million. The credit agreement contains certain restrictive covenants. The facility will remain in effect until October 13, 1998 and for annual one year terms thereafter unless either party to the credit agreement provides the other with a written notice of termination 60 days prior to the renewal date.

NOTE 4 - TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Term debt and capital lease obligation borrowings consist of the following:

                                 			  		    March 31,     March 31,
                                    				      1996          1995
                                                                                           ------------   ------------
     Lease   obligations  and  secured
     notes   payable,  interest  rates
     ranging  from 8% to 14%,  due  in
     monthly or quarterly interest and
     principal  payments, maturing  at     $  322,510     $  677,609
     various   dates   through   1997.
     Collateralized by equipment.

     Promissory note, bearing interest
     at  10%,  payable in  36  monthly
     installments of $7,177, including
     interest, final principal payment
     of     $154,248     due     1996.        168,785        225,824
     Collateralized   by    inventory,
     equipment, and intangible assets.

     Mortgage     payable,     bearing
     interest  at  10.375%,   due   in
     monthly  installments of  $1,811,
     including interest.                       93,838        104,067
     Collateralized   by   an   office
     condominium with a book value  of
     $234,000.

     Secured  note  payable,  interest
     rate prime plus 1%, payable in 16
     quarterly principal and  interest          7,709         44,651
     payments  of $9,063, balance  due
     1996.

     The    Company   leases   certain
     transportation     and      other
     equipment  under  capital  leases        161,326        189,620
     expiring at various dates through
     1998.
						                               			      754,168      1,241,771
                                   					  ------------   ------------
     Less current portion                    (432,329)      (609,436)
                                   					  ------------   ------------
     Non-current obligations               $  321,839     $  632,335
                                   					  ============   ============

As of March 31, 1996, future net minimum lease payments under capital leases and maturities of term debt are as follows:

                                  										 Capital       Long-term
	                                   				      Leases          Debt
                                                                                           ------------   -----------
     1997                                 $   365,522    $   117,205
     1998                                     183,201         97,477
     1999                                       1,549         14,274
     2000                                      -              17,193
     2001                                      -              17,193
     Thereafter                                -              16,454
                             													------------   -----------
     Total minimum lease payments and
     maturities                               550,272    $   279,796
     Less amount representing interest        (75,900)   ===========
     Present value of minimum lease       ------------
      	payments                               474,372
     Less current portion                    (315,124)
     Long-term portion of capital         ------------
     lease obligations                     $  159,248
                                  					   ============

NOTE 5 - INCOME TAXES

The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109) effective April 1, 1993. SFAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the Company's book and tax bases of assets and liabilities and tax carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. The principal tax carryforwards and temporary differences giving rise to the Company's deferred taxes consist of tax net operating loss carryforwards, differences in book and tax accounting for depreciation, bonuses, compensated absences, deferred compensation, and allowance for uncollectible accounts.

The Company's deferred tax assets and liabilities were as follows:

                      			     March 31,     March 31,    March 31,
                      			       1996         1995          1994
                      			   ------------  ------------  -----------
  Deferred tax assets:

   Nondeductible reserves
    and allowances           $1,941,000    $1,871,000   $1,427,000
   Net operating loss
    carryforwards               340,000       854,000    2,208,000
   AMT Credit                   120,000        90,000          -
			                         ------------  ------------  -----------
                    			       2,401,000     2,815,000    3,635,000
                     			   ------------  ------------  -----------
   Valuation allowance       (1,156,000)   (1,780,000)  (3,302,000)
                     			   ------------  ------------  -----------
                     			     $1,245,000    $1,035,000   $  333,000
                    			    ============  ============  ===========
   Deferred tax liabilities:
   Accelerated depreciation
    and other                $  173,000    $  455,000   $  333,000
                    			    ------------  ------------  -----------
                     			     $  173,000    $  455,000   $  333,000
                    			    ------------  ------------  -----------
   Net deferred tax assets   $1,072,000    $  580,000   $      -
	                   		     ============  ============  ===========

A valuation allowance is provided when the probability that the deferred tax asset to be realized does not meet the criteria established by the Financial Accounting Standards Board. The Company has determined, based on its history of operating earnings and its expectations for the future, that it is more likely than not that the net deferred tax assets at March 31, 1996 will be realized. During the year ended March 31, 1995, the Company utilized a subsidiary's pre-
acquisition net operating loss carryforward of approximately $1.4 million. The reduction in the valuation allowance attributable to the tax benefits of these loss carryforwards reduced goodwill by approximately $474,000.

Provision for income taxes consist of the following:

                              		 Year Ended  March 31,
                            				1996       1995      1994
	                     		     ---------  --------- ---------
      Federal                 $ 30,000   $ 90,000  $ 24,000
      State and local          135,000    242,000    55,000
      Deferred                 (30,000)  (277,959)      -
                     		      ---------  --------- ---------
                     			      $135,000   $ 54,041  $ 79,000
                    			      =========  ========= =========

The current federal income tax provision of $30,000 for the year ended March 31, 1996 is net of an approximate $514,000 tax benefit from the utilization of operating loss carryforwards.

As of March 31, 1996, the Company had a federal net operating loss carryforward of approximately $1,000,000 expiring in 2006 through 2008. In addition, the Company has Alternative Minimum Tax (AMT) credit carryforwards of approximately $120,000 which have an unlimited carryforward period.

A reconciliation of the statutory to the effective rate of the Company is as follows:

                             				  March 31, 1996  March 31, 1995  March 31, 1994
				                               --------------  --------------  --------------
Tax provision using statutory rate    $ 555,900       $ 442,600       $ 240,100
Goodwill                                 71,400         451,600          86,900
Valuation Allowance and other          (624,000)     (1,048,000)       (303,100)
State and local taxes, net of
  federal benefit                        89,100         159,700          36,000
Other, net                               42,600          48,141          19,100
				                              --------------  --------------  --------------
                            				      $ 135,000       $  54,041       $  79,000
                           				  ==============  ==============  ==============

NOTE 6 - STOCK OPTIONS AND WARRANTS


(a)   Employee Stock Option Plans

1. The Company has a Nonqualified Stock Option Plan which provides for the granting of options to key employees, officers, and directors, to purchase 220,000 shares of the Company's common stock. The Board of Directors will determine the amount and terms of the options which cannot exceed ten years.

2. The Company has an Incentive Stock Option Plan providing key employees, officers, and directors, options to purchase 80,000 shares of the Company's common stock. Generally, these options expire ten years after the date of grant, while options held by individuals owning more than 10% of the Company's common stock expire after five years. The option price cannot be less than the fair market price of the common stock at the date granted and the options are not exercisable during the first year.

3. The Company has a Supplemental Nonqualified Stock Option Plan which provides options for the purchase of 40,000 shares of the Company's common stock to key employees and non-employee consultants. The Board of Directors will determine the amount and terms of the options, which cannot exceed ten years.

4. The Company has a 1991 Long-term Incentive Nonqualified Stock Option Plan which provides options to purchase 500,000 shares of the Company's common stock to key employees, officers, and directors. The Board of Directors will determine the amount and terms of the options, which cannot exceed ten years.

5. The Company has a 1993 Stock Option Plan for Non-employee Directors which provides options to purchase up to 120,000 shares of the Company's common stock to directors who are not employees. Each newly elected director or any director who does not possess options to purchase 10,000 shares of the Company's common stock will automatically be granted options to purchase 10,000 shares of common stock at an exercise price based on the market price as of the date of grant.

(b)   National Acquisition

In conjunction with the acquisition of National Health Industries, Inc. (National), the Company issued 87,035 options to purchase the Company's common stock at a price ranging from $1.95 to $7.70 per share. These options are covered under the Nonqualified Stock Option Plan and the Incentive Stock Option Plan described in Note 6(a), above. These options were included in the determination of the purchase price paid to acquire National at their fair value as determined by management based on exercise price, terms, the Company's stock price and other factors.

(c)   Debt Redemption

In connection with the redemption of the HEALTHSOUTH debt and minority interest in a consolidated subsidiary, the Company issued warrants to purchase 66,600 shares of convertible preferred stock at a price of $10.65 per share. The warrants expire on December 31, 1999. See Note 8.

Changes in qualified options, non-qualified options, and supplemental non-qualified options and warrants outstanding are summarized as follows:

                     	      Warrants                  Options
	                     ----------------------   ----------------------
                            			  Exercise                 Exercise
		                    Shares       Price       Shares       Price
              		      -------  -------------   -------   ------------
      March 31, 1993  186,600  $10.65-$17.50   535,920   $1.95-$33.75

      Granted          85,000  $12.50           36,700   $8.75-$9.69
      Exercised         -                         -
      Terminated        -                       15,400   $9.38-$33.75
              		      -------                  -------
      March 31, 1994  271,600  $10.65-$17.50   557,220   $1.95-$33.75

      Granted          15,000                   51,600   $7.50-$9.69
      Exercised         -                          780   $7.70
      Terminated        -                       56,460   $7.50-$16.90
              		      -------                  -------
      March 31, 1995  286,600  $10.65-$17.50   551,580   $1.95-$33.75

      Granted           -                      135,000   $5.88-$7.88
      Exercised         -                         -
      Terminated        -                      163,280   $1.95-$31.25
		                    -------                  -------
      March 31, 1996  286,600  $10.65-$17.50   523,300   $1.95-$20.00
              		      =======                  =======


At March 31, 1996, 404,225 options and 286,600 warrants were exercisable.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

(a)   Operating Leases

The Company leases certain real estate, office space, and equipment under noncancellable operating leases expiring at various dates through 2001. Rent expense amounted to approximately $2,496,000, $2,357,000, and $1,705,000 for 1996, 1995, and 1994, respectively. At
March 31, 1996 the minimum rental payments under these leases are as follows:

    		       1997         2,045,000
		           1998         1,739,000
		           1999         1,288,000
    		       2000           903,000
    		       2001           732,000

(b)   Employment Contracts

The Company has entered into an employment contract with an officer. In connection with this contract, the Company is contractually obligated to pay an annual base salary of $190,000 for three years. In addition, the agreement contains contingent obligations associated with performance bonuses and severance.

(c)   Medical Malpractice Claims

The Company has insurance coverage with respect to medical malpractice risks. The malpractice insurance coverage provides coverage up to $1,000,000 per occurrence, and has no deductible for which the Company would be responsible.

It is the Company's policy to record losses from asserted and unasserted claims identified by the Company and unreported claims based on estimates that incorporate the Company's past experience, as well as other considerations including the nature of each claim or incident and relevant trend factors. Based on these factors and the Company's insurance coverage, no accrual for potential losses attributable to asserted and unasserted claims has been recorded in the accompanying financial statements.

(d)   Legal Proceedings

The Company is currently, and from time to time, subject to claims and suits arising in the ordinary course of its business, including claims for damages for personal injuries. In the opinion of management, the ultimate resolution of any of these pending claims and legal proceedings will not have a material effect on the Company's financial position or results of operations.

On January 26, 1994 Franklin Capital Associates and Aetna Life and Casualty, shareholders, who at one time held approximately 320,000 shares of the Company's common stock (approximately 13% of shares outstanding) filed suit in Chancery Court of Williamson County,
Tennessee claiming unspecified damages not to exceed three million dollars in connection with registration rights they received in the Company's acquisition of National Health Industries in February 1991. The suit alleges the Company failed to use its best efforts to register the shares held by the plaintiffs as required by the merger agreement. The Company believes it has meritorious defenses to the claims and does not expect that the ultimate outcome of the suit will have a material impact on the Company's results of operation or financial position. The Company plans to vigorously defend its position in this case. No amounts have been recorded in the accompanying financial statements related to this suit.

NOTE 8 - VOTING CONVERTIBLE PREFERRED STOCK

In December 1991 the Company issued 748,501 shares of voting convertible preferred stock and warrants for 66,600 shares of voting convertible preferred stock to HEALTHSOUTH Rehabilitation Corporation (HEALTHSOUTH) in return for 19% of one of the Company's subsidiary's stock owned by HEALTHSOUTH and cancellation of $5,515,196 of notes payable due HEALTHSOUTH.

On September 30, 1994, HEALTHSOUTH converted its shares of the Company's Series A voting convertible preferred stock into the same number of common shares. Non-cash aspects of this transaction have been excluded from the accompanying statement of cash flows.

NOTE 9 - RELATED PARTY TRANSACTIONS AND BALANCES

The Company has an agreement with HEALTHSOUTH under which HEALTHSOUTH purchases certain durable medical equipment and prosthetic and orthotic appliances (to fill HEALTHSOUTH's normal business requirements of such items)from the Company. During the years ended March 31, 1996, 1995 and 1994, the Company realized sales of $84,000, $391,000 and $503,000 to HEALTHSOUTH, respectively, at terms the Company normally offers its customers. The outstanding receivable from HEALTHSOUTH was $17,000 and $109,000 as of March 31, 1996 and 1995.


NOTE 10 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for years ended March 31, 1995 and 1996 are as follows (in thousands expect per share data):

			                        1996                                 1995
       	    -----------------------------------  ----------------------------------
	             First    Second   Third    Fourth    First    Second   Third    Fourth
       	     -------  -------  -------  -------   -------  -------  -------  -------
Net Revenues $14,969  $15,999  $16,228  $16,031   $15,461  $14,836  $15,006  $15,533
Gross Profit   3,392    3,682    3,821    3,574     2,843    3,200    3,094    3,468
Net Income       362      456      507      250       359      281      299      309
 Per Share     $0.12    $0.15    $0.16    $0.07     $0.11    $0.09    $0.10    $0.10

NOTE 11 - SALE OF ASSETS
On June 3, 1994, the Company entered into a strategic arrangement with Columbia/HCA Healthcare Corporation, under which Columbia acquired one of the Company's two Louisville Certificates of Need for nursing services and hired the Company to manage the operations under the certificate for five years. The transaction provided the Company with an infusion of approximately $1.8 million in cash (after transaction costs). On February 18, 1995, the Company entered into another arrangement with Columbia, under which Columbia acquired the Company's Certificate of Need license to provide nursing services to patients in eight counties in the Elizabethtown, Kentucky area and hired the Company to manage the operations until the year 2000. This transaction provided the Company with approximately $550,000 in cash. Simultaneously the Louisville agency management agreement was extended for one year.

	       Report of Independent Public Accountants


To Board of Directors and Stockholders of Caretenders Health Corp.:

We have audited the accompanying consolidated balance sheets of Caretenders Health Corp. (a Delaware corporation) and subsidiaries as of March 31, 1996 and 1995 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Caretenders Health Corp. and subsidiaries as of March 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1996 in conformity with generally accepted accounting principles.


				ARTHUR ANDERSEN LLP

Louisville, Kentucky
May 23, 1996

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

			       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is set forth the Registrants definitive proxy materials of the Company to be filed with the Commission no later than 120 days after March 31, 1996, except for the information regarding executive officers of the Company, which is contained in Item 1 of Part I report. The information required by this Item contained in such definitive proxy materials is incorporated herein by reference.

The following table sets forth certain information with respect to the Company's directors and executive officers.

Name                      Age             Position with the Company
- --------------------------------------------------------------------------
William B. Yarmuth (1)     44             Chairman of the Board, President
and Chief Executive Officer

C. Steven Guenthner (2)    35             Senior Vice President and
Chief Financial Officer

Mary A. Yarmuth (3)        49             Senior Vice
President-Operations

JoAnn Young (4)            46             Vice President-Operations

William Elder (5)          51             Vice President-Operations

W. Timothy Luckett (6)     40             Vice President-Human Resources

Helen Simms (7)            39             Vice President-Operations

Anne Liechty (8)           44             Vice President-Operations

Tim Hoagland (9)           35             Vice President-Operations

Steven B. Bing (10)        49             Director

Patrick B. McGinnis (11)   49             Director

Donald G. McClinton (12)   62             Director

Tyree Wilburn (13)         44             Director

Executive  officers  of  the Company are elected  by  the  Board  of
Directors  for one year and serve at the pleasure of  the  Board  of
Directors with the exception of William B. Yarmuth who has an employment agreement with the Company. See Item 11 -- William B. Yarmuth Employment Agreement. Mary A. Yarmuth is married to William
B. Yarmuth. There are no other family relationships between any director or executive officer.

Each Director is elected to hold office until the next annual meeting of stockholders and until a successor is elected and qualified.

(1) William B. Yarmuth has been a director of the Company since 1991, when the Company acquired National, where Mr. Yarmuth was Chairman, President and Chief Executive Officer. After the acquisition, Mr. Yarmuth became the President and Chief Operating Officer of the Company. Mr. Yarmuth became Chairman and CEO in 1992. He was Chairman of the Board, President and Chief Executive Officer of National from 1981 to 1991.

(2) C. Steven Guenthner has been Senior Vice President and Chief Financial Officer of the Company since 1992. From 1983 through 1992 Mr. Guenthner was employed as a C.P.A. with Arthur Andersen LLP. Prior to joining the Company he served as a Senior Manager in the firm's Accounting and Audit division specializing in mergers and acquisitions, public companies and the healthcare industry.

(3) Mary A. Yarmuth has served as Senior Vice President of the Company since 1991. From 1985 to 1991 Ms. Yarmuth served as President of the Company's Nursing Division. Ms. Yarmuth joined National in 1981.

(4) JoAnn Young has been a Vice President of the Company's adult day health services division since 1990.

(5)  William  Elder  has been a Vice President of the Company  since
     1994.   From 1992 to 1994, he has served in the Company in  the
     adult day health services division.

(6) W. Timothy Luckett joined Caretenders Health Corp in November 1989 as the Director of Human Resources and became a Vice President on April 1, 1994.

(7)  Helen  Simms has served as Vice President of the Company  since
     1991.   From  1989 to 1991 she was Operations Manager  for  the
     Company's Nursing Division.

(8)  Anne  Liechty has served as Vice President of the Company since
     1992.   From  1987  to  1992  she was the  Company's  Corporate
     Nursing Infusion Manager.

(9)  Tim  Hoagland has served as Vice President of the Company since
     1995.   Prior  to  which  he  was  the  Company's  Director  of
     Operations/Finance.

(10) Steven B. Bing was elected a Director in January 1992. Mr. Bing is an employee of R. Gene Smith, Inc., a private investment company located in Louisville, Kentucky. From 1989 to March 1992, Mr. Bing was President of ICH Corporation, an insurance holding company. From 1984 to 1989, he served as Senior Vice President of ICH Corporation.

(11) Patrick B. McGinnis was elected a director in October 1994. Mr. McGinnis is the co-founder of Healthcare Recoveries, Inc. and serves as the company's president and CEO. Healthcare Recoveries, Inc. is a provider of subrogation and other claims recovery services to the healthcare industry. From 1979 to 1988, Mr. McGinnis was Vice President-Finance and Planning for Humana, Inc.

(12) Donald G. McClinton was elected a director in October 1994. From 1986 to 1994, Mr. McClinton was co-chairman of Interlock Industries, a privately held conglomerate in the metals and transportation industries. He is also a director of Jewish Hospital Systems, Inc., and Mid-America Bancorp.

(13) Tyree Wilburn was elected a director in January 1996. Mr. Wilburn is Senior Vice President and Chief Financial Officer, Acquisition and Development of Community Health Systems and has served as its Chief Development Officer since 1992.


ITEMS 11, 12 AND 13. EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Registrant intends to file a definitive proxy statement with the Commission pursuant to Regulation 14A (17 CFR 240.14a) not later than 120 days after the close of the fiscal year covered by this report. In accordance with General Instruction G(3) to Form 10-K, the information called for by Items 11, 12 and 13 is incorporated herein by reference to the definitive proxy statement. Neither the report on Executive Compensation nor the performance graph included in the Company's definitive proxy statement shall be deemed incorporated herein by reference.

				PART IV

Item 14.  Exhibits and Financial Statement Schedules and Reports  on
Form 8-K.

						                                                Page Number
(a)(1)  Index to Consolidated Financial Statements

Consolidated Statements of Operations for the three years
     ended March 31, 1996, 1995, and 1994                  21
Consolidated Balance Sheets - March 31, 1996 and 1995      22
Consolidated Statements of Stockholders' Equity for
     the three years ended March 31, 1996, 1995, and 1994 23 Consolidated Statements of Cash Flows for the three years
     ended March 31, 1996, 1995, and 1994                  24
Notes to Consolidated Financial Statements               25-36
Report of Independent Public Accountants                   37

(a)(2)  Index to Financial Statement Schedule

Report of Independent Public Accountants                   46
Schedule II - Valuation and Qualifying Accounts           S-1


All other Schedules have been omitted because they are either not required, not applicable or, the information has otherwise been supplied in the financial statements or notes thereto.

(a)(3)  Exhibits  (* denotes filed herein)

   Exhibit
   Number  Description of Exhibit


   3.1     Certificate of Incorporation, as amended

   3.2     Amended and Restated By-laws

   4.1 Credit Agreement by and between the Company and First National Bank of Louisville and AmSouth Bank, N.A., and
	          HEALTHSOUTH Rehabilitation Corporation, as guarantor, dated as of June 29, 1992 with exhibits (incorporated by reference to Exhibit 10.88 to the Registrant's Form S-1 Reg. 33-46565 dated April 23, 1993)

   4.2     Medical   Claims,  Revolving  Loan  Agreement,  Revolving
	          Credit Note and exhibits between the Company and Heller Financial dated June 20, 1994

   4.3     Other   Debt   Instruments  --  copies  of   other   debt
	          instruments for which the total debt is less than 10% of assets will be furnished to the Commission upon
	          request.

   10.1    Form    of   Lender's   Notes   and   Lenders'   Warrants
	          (Incorporated by Reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 Reg. No. 33-8158 effective December 2, 1986)

   10.2    Stockholders  and Noteholders Agreement,  dated  February
	          5,  1991,  by  and  among the Company, Senior  Kentucky,
       	   Inc.,   National   Health  Industries,  Inc.,   Franklin
       	   Capital   Associates,  L.P.,  Aetna  Life  and  Casualty
       	   Company, The Standard Fire Insurance Company and the holders of National's common stock (Incorporated by reference to Exhibit 2.3 to the Registrant's Report on Form 8-K, dated February 5, 1991)

   10.3    Nonqualified    Stock    Option    Plan,    as    amended
	          (Incorporated   by   reference   to   the   Registrant's
       	   Registration Statement on Form S-8 Reg. No. 33-20815)

   10.4    Supplemental     Nonqualified    Stock    Option     Plan
	          (Incorporated by reference to Exhibit 19.4 to the Registrant's Report on Form 10-Q for the Quarter Ended November 30, 1987 Commission File No. 15342)

   10.5    Incentive  Stock  Option  Plan, as amended  (Incorporated
	          by reference to the Registrant's Registration Statement on Form S-8 Reg. No. 33-20815)

   10.6    Indemnity  Agreement, effective as of October  15,  1987,
	          between   Senior  Service  Corporation  and  Robert   S.
       	   Shulman (Incorporated by Reference to Exhibit 10.46 to the Registrant's Post-Effective Amendment No. 3 to its Registration Statement on Form S-1 Reg. No. 33-8158)

   10.7    Amendment   to   the  Senior  Service  Corporation   1987
       	   Nonqualified   Stock   Option  Plan   (Incorporated   by
       	   reference to Exhibit 19.3 to the Registrant's Report on Form 10-Q for the quarter ended November 30, 1989)

   10.9    Provider  Agreement,  dated May  24,  1989,  between  the
	          Maryland State Department of Health and Mental Hygiene and Towson Community Adult Day Care (Incorporated by reference to Exhibit 10.70 to the Registrant's Post-Effective Amendment No. 4 to its Registration Statement on Form S-1 File No. 33-8158)

   10.22   1991 Long-Term Incentive Plan

   10.23   Warrant  Agreement,  dated June  29,  1991,  between  the
	          Company   and   HEALTHSOUTH  Rehabilitation  Corporation
       	   (incorporated by reference to Exhibit 10.88 to the Registrant's Form S-1 Reg. 33-46565 dated April 23,
	          1993)

   10.24*  Employment  Agreement,  dated January  1.  1996,  between
	          the Company and William B. Yarmuth

   10.25   Asset   Sale   Agreements   between   the   Company   and
	          Columbia/HCA Healthcare Corporation

   11*     Schedule of Computation of Per Share Earnings

   22*     List of Subsidiaries of Caretenders Health Corp.

   24.1*   Consent of Arthur Andersen LLP

   27*     Financial Data Schedule

(b)Reports on Form 8-K

   None.

(c)Exhibits

   Described in Item 14(a)(3) of this report

(d)Financial Statement Schedules

   Described in Item 14(a)(2) of this report

SIGNATURES

	 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARETENDERS HEALTH CORP.
June 24, 1996


By /s/ William B. Yarmuth
  William B. Yarmuth
  Chairman, President and
  Chief Executive Officer


By /s/ C. Steven Guenthner
  C. Steven Guenthner
  Senior Vice President and
  Chief Financial Officer
  (Principal Financial and
   Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

By  /s/ William B. Yarmuth                      June  24, 1996
  William B. Yarmuth                            Date
  Director

By  /s/ Patrick B. McGinnis                     June  24, 1996
  Patrick B. McGinnis                           Date
  Director

By  /s/ Donald G. McClinton                     June  24, 1996
  Donald G. McClinton                           Date
  Director

By  /s/ Steven B. Bing                          June  24, 1996
  Steven B. Bing                                Date
  Director

By /s/ Tyree Wilburn                            June 24, 1996
  Tyree Wilburn                                 Date
  Director

	       Report of Independent Public Accountants


To  the  Board  of Directors and Stockholders of Caretenders  Health
Corp.:

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of Financial Statement Schedules is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                 			ARTHUR ANDERSEN LLP


Louisville, Kentucky
May 23, 1996

              			     CARETENDERS HEALTH CORP AND SUBSIDIARIES
                      				VALUATION AND QUALIFYING ACCOUNTS
                                     SCHEDULE II

                    			      Col. A        Col. B       Col. C      Col. D     Col. E

                                        						 Additions
                                   					 -----------------------
                     			    Balance at   Charged to   Charged to              Balance at
                     			    Beginning    Costs and       Other       (2)        End of
  Description               of Period    Expense (1)   Accounts   Deductions    Period
 -------------------------- ----------   ----------  ----------- -----------  ----------
 Year ended March 31, 1996:
   Allowance for bad debts  $2,910,272   $1,668,884   $   -       $1,694,373  $2,884,743

 Year ended March 31, 1995:
   Allowance for bad debts  $1,955,621   $1,688,521   $   -       $  733,870  $2,910,272

 Year ended March 31, 1994:
   Allowance for bad debts  $1,509,954   $1,259,749   $   -       $  814,082  $1,955,621

	  (1)     Charged to bad debt expense.
	  (2)     Write-off of accounts.

           				     CARETENDERS HEALTH CORP AND SUBSIDIARIES
		            		  SCHEDULE OF COMPUTATION OF EARNINGS PER SHARE
								                            EXHIBIT 11

                                  					    For the Fiscal Years Ended March 31,
                                   					  ------------------------------------
                                      		     1996         1995         1994
                                   					  ----------   ----------   ----------
  Primary earnings per share:
  Net income                              $1,575,283   $1,247,662   $  627,171
                                   					  ==========   ==========   ==========
 Weighted average outstanding shares      3,119,436    3,119,436    2,370,155

  Add-common equivalent shares
  representing shares issuable upon
  exercise of dilutive options and
  warrants and conversion of
  convertible preferred stock                 29,271       25,082      783,303

  Weighted average number of shares
  used in calculation of primary          ----------   ----------   ----------
  earnings per share                       3,148,707    3,144,518    3,153,458

	PER SHARE                                ----------   ----------   ----------
	Net income per share                        $  .50       $  .40       $  .20
                                   					  ==========   ==========   ==========
  Fully diluted earnings per share
  Weighted average outstanding shares
  during the period                        3,119,436    3,119,436    2,370,155

  Add-common equivalent shares
  representing shares issuable upon
  exercise of dilutive options and
  warrants and conversion of
  covertible perferred stock                  29,271       25,082      804,632

  Weighted average number of shares
  used in calculation of fully diluted    ----------   ----------   ----------
  earnings per share                       3,148,707    3,144,518    3,174,787

	PER SHARE                                ----------   ----------   ----------
  Fully diluted earnings per common share     $  .50       $  .40       $  .20
                                   					  ==========   ===========  ==========

            		 	CARETENDERS HEALTH CORP
		             	 LIST OF SUBSIDIARIES
		             	 AS OF MARCH 31, 1996

		                 		 EXHIBIT 22


Subsidiaries of Caretenders Health Corp
	Adult Day Care of America, Inc.
	Adult Day Care of Louisville, Inc.
	Adult Day Care of Maryland, Inc.
	Adult Day Clubs of America Joint Venture, Ltd.
	HouseCalls, Inc.
	SEI Publishing Corporation
	National Health Industries, Inc.
	HHJC Holdings, Inc.

Subsidiaries of National Health Industries, Inc.
	Freelife Medical Equipment,  Inc.
	Caretenders Homecare, Inc.
	Caretenders Infusion of Birmingham, Inc.
	Caretenders of Birmingham, Inc.
	Caretenders of Boston, Inc.
	Caretenders of Cincinnati, Inc.
	Caretenders of Columbus, Inc.
	Caretenders of Elizabethtown, Inc.
	Caretenders of Indiana, Inc.
	Caretenders of Indianapolis, Inc.
	Caretenders of Lincoln Trail, Inc.
	Caretenders of Louisville, Inc.
	Caretenders of New Jersey, Inc.
	Caretenders of Northern Kentucky, Inc.
	Caretenders of Richmond, Inc.
	Caretenders of the Bluegrass, Inc.
	Caretenders Visiting Services of Richmond, Inc.
	House Calls of America, Inc.
	Caretenders Infusion Corp.
	National Orthopedic & Rehabilitation Services, Inc.
	Metro Home Care, Inc.
	Physician Affiliates, Inc.
	Special Healthcare Services, Inc.

Subsidiary of HHJC Holdings, Inc.
	Home Health of Jefferson County, Inc.

	       CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS



As independent public accountants, we hereby consent to the incorporation of our reports included in this Form 10-K, into the Company's previously filed Registration Statement File No. 33-33601 relating to the Company's Incentive Stock Option Plan, Registration Statement File No. 33-81122 related to the 1987 Nonqualified Stock Option Plan, Registration Statement No. 33-881100 related to the 1993 Non-Employee Directors Stock Option Plan, and Registration Statement No. 33-81124 related to the 1991 Long-Term Incentive Plan.



                               			       ARTHUR ANDERSEN LLP


Louisville, Kentucky
June 26, 1996