Form 10-K/A
period 1996-03-31
CARETENDERS HEALTH CORP
filed 1996-07-29
CIK 799231

Amendment No. 1
                                             Filed July 29, 1996

               SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                          FORM 10-K / A


/ X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended     March 31, 1996

      OR

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from
      ___________________________to______________________________
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

        Title of each class        Name of each exchange on which registered
Common stock, par value $.10 per share       Nasdaq National Market

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

  As of July 26, 1996, 3,129,413 shares of the registrant's common stock were outstanding. The aggregate market value of Registrant's voting common stock held by non-affiliates of the registrant as of July 26, 1996 was approximately $23,395,598 (based on the last sale price of a share of the common stock as of July 26, 1996 ($7.50), as reported by the National Association of Securities Dealers, Inc. Automated Quotation ("NASDAQ") system).

               DOCUMENTS INCORPORATED BY REFERENCE
                              None.

ITEM 10.  COMPLIANCE WITH SECTION  16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

  Section 16 (a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities Exchange
  Commission initial reports of stock ownership and reports of changes in stock ownership and to provide the company with copies of all such forms they file. Based solely on its review of such copies or written representations from reporting persons, the Company believes that all reports were filed on a timely basis, with the exception of the late filing by Tyree Wilburn, a director of the Company, of one Form 3 report disclosing options to purchase common stock of the Company upon becoming a director, and at the date of this filing, the Company had not received a copy of one Form 5 report from Robert S. Shulman, who ceased to be a director of the company in December, 1995.

  ITEM 11.  EXECUTIVE COMPENSATION

  The following table sets forth information concerning compensation paid by the Company for services rendered in all capacities during the last three fiscal periods to the Chief
  Executive Officer and the most highly compensated executive officers during fiscal year 1996.



                     Summary Compensation Table

                                                                Long-Term
                                                                Compensation

                                                                Securities
                                                                Underlying
                                          Annual Compensation    Options/

    Name and Principal Position    Year    Salary     Bonus   (No. of Shares

  William B. Yarmuth               1996    229,413    126,500(1)     50,000

  Chairman of the Board,           1995    230,577     81,000             0
  President and Chief              1994    220,000    108,000             0
  Executive Officer

  Mary A. Yarmuth                  1996    125,000     31,250        15,000
  Senior Vice President-           1995    111,154     25,000             0
  Operations
                                   1994    110,000     40,000             0

  C. Steven Guenthner              1996    125,000     31,250        15,000
  Senior Vice President,           1995    111,154     25,000             0
  Secretary/Treasurer and          1994    103,000     40,000             0
  Chief Financial Officer

  JoAnn Young                      1996    101,858     10,186         4,500
  Vice President-Operations        1995    101,538     15,000         6,000
                                   1994     81,154     25,000         4,000



    (1)On  January  1,  1996  Mr.  Yarmuth   entered  into  a  new
       employment agreement with the Company. Of the bonus amount shown, $60,000 was paid in consideration of Mr. Yarmuth entering into the new agreement and making certain concessions in compensation and other benefits as compared to his previous agreement see ``William Yarmuth Employment Agreement'' below for more information.

 OPTION GRANTS  IN FISCAL 1996

 No stock appreciation rights were awarded to the named executive officers during the 1996 fiscal year. The following table sets forth information with respect to the number of stock options granted to the executive officers named in the Summary Compensation Table during the 1996 fiscal year under the Company's 1991 Long-Term Incentive Plan, Nonqualified Stock Option Plan and Incentive Stock Option Plan.

                     Number of      % of Total                           Potential Realizable Value
                    Securities    Options Granted                        at Assumed Annual Rates of
                Underlying Options     to all     Exercise or            Stock Price Appreciation
                      Granted       employees in   Base Price Expiration   for Option Term (5)
 Name             number of shares   Fiscal 1996  $ per share   Date(4)      5%          10%
 ---------------- ---------------- ------------- ------------ ---------- --------- --------------
 William B. Yarmuth  17,000(1)         13.6%          6.25    10/22/05     66,820     169,335
 William B. Yarmuth   8,000(2)          6.4%          6.25    10/22/05     31,445      79,687
 William B. Yarmuth  25,000(3)         20.0%          5.88    12/31/05     92,448     234,280
 Mary A. Yarmuth     15,000(1)         12.0%          6.25    10/22/05     58,959     149,413
 C. Steven Guenthner 15,000(1)         12.0%          6.25    10/22/05     58,959     149,413
 JoAnn Young          4,500(2)          3.6%          6.25    10/22/05     17,688      44,824

 (1) Options granted under the 1986 incentive stock plan.  Options vest 34% one year from date of grant and 33% at the second and third anniversary dates for the date of the grant.

 (2) Options granted under the 1987 Nonqualified Stock Option Plan. Options vest 25% at date of grant and 25% at each of the first, second and third anniversary dates of the grant.

 (3) Options granted under the 1987 Nonqualified Stock Option Plan.  Options vest 25% at six months from the date of grant and 25% at each of the first, second and third anniversary dates of the grant.

(4)  Options expire upon the earlier of the expiration date or 90 days following termination of employment.

(5)  Based upon actual option term and annual compounding, without regard to taxes associated with gains upon option exercises.  These amounts assume the stated rates of appreciation will be realized; acctual gains, if any, are dependent upon future performance of the Company's Common Stock, as well as continued employment of the option holder through the vesting period.


  Compensation of Directors

  Directors who are not also employees of the Company are entitled to compensation at a rate of $1,250 for each Board of Directors meeting attended and $250 for each committee meeting attended that is scheduled independently. In addition, non-employee directors are eligible to receive stock options under the Caretenders Health Corp. 1993 Stock Option Plan for Non-Employee Directors (the Directors' Plan ) adopted by the Board on February 17, 1993, and subsequently approved by stockholders. Pursuant to the terms of the Directors' Plan, Mr. Bing was granted options to purchase 10,000 shares of the Company's Common Stock at $9.69, Messrs. McGinnis and McClinton were each granted options to purchase 10,000 shares of the Company's Common Stock at $8.13 per share, and Mr. Wilburn was granted options to purchase 10,000 shares of the Company's Common Stock at $7.88 per share. The Directors' options vest 25%, the day following six months after the date of grant, and 25% on each of the first, second, and third anniversary dates of the grant.

  William Yarmuth Employment Agreement

  On January 1, 1996, the Company entered into a new employment agreement with William B. Yarmuth, its Chairman of the Board, President and Chief Executive Officer. The initial term of the agreement is three years with subsequent automatic one-year renewals. This agreement replaced Mr. Yarmuth's previous agreement which was not scheduled to expire until 1998 Under the terms of the new agreement, Mr. Yarmuth will earn an annual base salary of $190,000 and be eligible for a performance based cash incentive of 35% of annual base salary. The agreement includes a covenant not to compete for a period of two years and potential termination payments of two times annual salary.

  Upon entering into this new agreement, Mr. Yarmuth received a one-time cash payment of $60,000 and was awarded an option to purchase 25,000 shares of the Company's common stock pursuant to the 1987 Nonqualified Stock Option plan at fair value at the date of grant January 1, 1996 ($5.88).

     Aggregate Option Exercises in Last Fiscal Year and Year-End
                            Option Values

  Set forth below is information with respect to unexercised stock options held by the executive officers named in the Summary Compensation Table at March 31, 1996. None of the named executive officers exercised any stock options during the 1996 fiscal year.



                                                                Value of Unexercised
                                     Number of Unexercised      In-the-Money Options
                Shares             Options at Fiscal Yearend    at Fiscal Yearend (1)
                  on        Value  ------------------------- -------------------------
Name           exercise   Realized Exercisable Unexercisable Exercisable Unexercisable
- - -------------- --------  --------- ----------- ------------- ----------- -------------
William B.           0           0     100,000        50,000      $2,260       $65,750
Yarmuth
Mary A.              0           0      43,500        15,000    $105,885       $16,950
Yarmuth
C. Steven            0           0      20,000        15,000           0       $16,950
Guenthner
JoAnn                0           0       8,625         7,375      $1,271        $3,814
Young


(1)   These  amounts  represent  the  market  value  less  the
      exercise price.   The market value  of the common  stock was
      $7.38 based on the closing bid price per share at March 31, 1996, on the NASDAQ over-the-counter market.

  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT

  Based on information filed with the Securities and Exchange Commission and the Company's stock records, the following table sets forth the beneficial ownership of the Common Stock as of June __, 1996, by (I) beneficial owners of more than five percent of the Common Stock, (ii) each director and nominee for director,
  (iii) current named executive officers and (iv) all directors and officers of the Company as a group.



                                           Shares of Capital
                                     Stock Beneficially Owned(1)(2)
                                    ------------------------------
                                          Amount    Percentage
  Name and Address                  -------------- ---------------
  Directors and Executive Officers
  of Beneficial Ownership of Class

  William B. Yarmuth                    305,633(3)       9.03%
  100 Mallard Creek Road, Suite 400
  Louisville, KY 40207

  Mary A. Yarmuth                       305,633(4)       9.03%
  C. Steven Guenthner                    28,694(5)       *
  Steven B. Bing                         10,340(6)       *
  Patrick B. McGinnis                    11,000(7)       *
  Donald G. McClinton                    10,000(7)       *
  Tyree Wilburn                           7,500(8)       *
  Directors and Officers
  as a Group (11 Persons)               409,721(10)     11.14%

  Additional Five Percent Beneficial Owners

  HEALTHSOUTH                         1,015,101 (9)     29.83%
  Rehabilitation Corporation
  Two Perimeter Park South
  Birmingham, AL 35243

  Wellington Management Company
  75 State Street
  Boston, MA 02109                      170,120          5.45%
  Heartland Fund Advisors               329,000         10.55%

  Robert N. Yarmuth                     157,723          5.06%
  100 Mallard Creek Road, Suite 400
  Louisville, KY 40207



  *  Represents less than 1% of the class.

  (1) Based upon information furnished to the Company by the named persons, and information contained in filings with the Securities and Exchange Commission (the ``Commission''). Under the rules of the Commission, a person is deemed to beneficially own shares over which the person has or shares voting or investment power or has the right to acquire beneficial ownership within 60 days. Unless otherwise indicated, the named person has the sole voting and investment power with respect to the number of shares of Common Stock set forth opposite such person's name.

  (2) Assumes inclusion of the shares of common stock issuable upon exercise of outstanding redeemable warrants; assumes conversion of series A Convertible Preferred Stock into Common Stock.

  (3) Includes 8,886 shares as to which Mr. Yarmuth shares voting and investment powers as a family trust and an option for 108,250 shares vested and exercisable, and 43,500 exercisable options owned by Mrs. Yarmuth in addition to 12,927 shares owned directly by Mrs. Yarmuth.

  (4)  Includes the  same ownership  components as  stated for  Mr.
       Yarmuth.

  (5) Includes 20,000 shares subject to currently exercisable options.

  (6) Includes 10,000 shares subject to currently exercisable options.

  (7) Includes 5,000 shares subject to currently exercisable options.

  (8) Includes 2,500 shares subject to currently exercisable options.

  (9)  Includes currently exercisable warrants for the purchase of
       200,000 shares of  Common Stock.   In addition,  HEALTHSOUTH
       owns warrants for an additional 66,600 Series A Convertible Preferred Shares.

  (10) Includes currently exercisable options held by all directors and officers as a group to purchase 226,350 shares of Common Stock.


  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

 SIGNATURES

  Pursuant to the requirements to the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



  Date:  July 26, 1996          Caretenders Health Corp.
                                (Registrant)



                                By:  /S/    C. Steven Guenthner
                                     (Signature)

                                C. Steven Guenthner
                                Senior Vice President, Chief
                                Financial Officer, and
                                Secretary/Treasurer