Form 10-Q
period 1996-06-30
CARETENDERS HEALTH CORP
filed 1996-08-15
CIK 799231

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549
                               ____________________


                                    FORM 10-Q


   [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 1996

                                        OR

        [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                    SECURITIES
                               EXCHANGE ACT OF 1934

                  For the transition period from ___________to_______


                         Commission  file number  1-9848
                             CARETENDERS HEALTH CORP.
              (Exact name of registrant as specified in its charter)

                   Delaware                       06-1153720
         (State or other jurisdiction            (IRS Employer
       of incorporation or organization)      Identification No.)

       100 Mallard Creek Road, Suite 400             40207
    (Address of principal executive offices)      (Zip Code)


                                  (502) 899-5355
               (Registrant's telephone number, including area code)


                                  Not Applicable
    (Former name, former address and former fiscal year, if changed since last report.)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                               Yes __X____ No ____.

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Class of Common Stock    $.10 par value

               Shares outstanding at June 30, 1996    -  3,129,413

                      CARETENDERS HEALTH CORP. AND SUBSIDIARIES

                                      FORM 10-Q

                                        INDEX


        Part I.   Financial Information

        Item 1.   Financial Statements

             Consolidated Balance Sheets as of June 30, 1996
             and March 31, 1996                                         3


             Consolidated Statements of Operations for the Three
             Months ended June 30, 1996 and 1995                        4


             Consolidated Statements of Cash Flows for the Three
             Months ended June 30, 1996 and 1995                        5


             Notes to Interim Consolidated Financial Statements         6


        Item 2.Management's Discussion and Analysis of Financial
               Condition and Results of Operations                    7 - 10


        Part II.  Other Information

                   Items 1 through 6                                    11


                      CARETENDERS HEALTH CORP. AND SUBSIDIARIES
                         INTERIM CONSOLIDATED BALANCE SHEETS

                        ASSETS                      June 30,       March 31,
                                                      1996           1996
                                                   (UNAUDITED)
      CURRENT ASSETS:
        Cash and cash equivalents                  $   845,444    $ 1,561,041
        Accounts receivable - net of allowance1
          for uncollectible accounts of
          approximately $3,120,000 and $2,900,000   17,374,849     17,197,400
        Prepaid expenses and other current assets    1,531,276      1,487,876
        Deferred tax assets                          1,105,000      1,105,000

              TOTAL CURRENT ASSETS                  20,856,569     21,351,317

      PROPERTY AND EQUIPMENT - net                   4,071,494      3,981,934

      COST IN EXCESS OF NET ASSETS ACQUIRED-net
       of accumulated amortization of proximately
       $1,235,000 and $1,190,000                     7,120,305      7,005,232

      OTHER ASSETS                                     962,965        878,351


                                                   $33,011,333    $33,216,834


          LIABILITIES AND STOCKHOLDERS' EQUITY

      CURRENT LIABILITIES:
       Accounts payable - trade                    $ 3,922,407    $ 3,306,484
       Accrued expenses                              3,610,192      3,661,967
       Current portion of long-term debt and
        capital leases                                 605,413        432,329
       Other current liabilities                       139,985        106,986

                TOTAL CURRENT LIABILITIES            8,277,997      7,507,766


      LONG-TERM LIABILITIES
       Revolving Credit Facility                     4,680,272      5,851,708
       Term debt and capital lease obligations         228,753        321,839
       Other liabilities                               551,807        631,619

                TOTAL LONG-TERM LIABILITIES          5,460,832      6,805,166

                TOTAL LIABILITIES                   13,738,829     14,312,932


      Commitments and Contingencies (Note 2)

       Stockholders' equity:
         Common stock, par value $.10; authorized
          10,000,000 shares; 3,129,436 issued
          and outstanding                              312,944        312,944
         Treasury stock, at cost, 10,000 shares        (95,975)      (95,975)
         Additional paid-in capital                 25,337,876     25,337,876
         Accumulated deficit                        (6,282,341)   (6,650,943)

                TOTAL STOCKHOLDERS' EQUITY          19,272,504     18,903,902

                                                   $33,011,333    $33,216,834



        See accompanying notes to interim consolidated financial statements.

                      CARETENDERS HEALTH CORP. AND SUBSIDIARIES
                    INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)
                                                           Three Months Ended

                                                     June 30,       June 30,
                                                       1996           1995

     Net revenues                                   $17,639,474    $14,969,434
     Cost of sales and services                      13,940,461     11,782,335
     Selling, general and administrative expenses     2,035,350      1,641,578
     Depreciation and amortization expense              593,192        561,689
     Provision for uncollectible accounts               503,328        418,029

     Income before other income (expense) and
     income taxes                                       567,143        565,803

     Other income (expense):
      Interest expense                                (159,541)       (181,295)

     Income before provision for income taxes           407,602        384,508

     Provision for income taxes                          39,000         23,000

     Net income                                     $   368,602    $   361,508




     PER SHARE:
      Weighted average common and common
        equivalent shares outstanding
        for primary earnings per share                3,159,322      3,139,397


      Net income per share                                $0.12          $0.12





        See accompanying notes to interim consolidated financial statements.

                      CARETENDERS HEALTH CORP. AND SUBSIDIARIES
                    INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                      Three Months Ending

                                                    June 30,        June 30,
                                                      1996            1995

         Cash flows from operating activities:
          Net income                             $      368,602  $     361,508
          Adjustments to reconcile net income
          to net cash provided by operating
          activities:
           Depreciation and amortization                593,192        561,689
           Provision for uncollectible accounts         503,328        418,029
           Deferred Income Taxes                        (40,500)       (99,500)

                                                      1,424,622      1,241,726
          Change in certain net current assets
           (Increase) decrease in:
             Accounts receivable                       (680,777)      (633,457)
             Prepaid expenses and other
              current assets                            (43,401)      (358,957)
            Increase (decrease) in:
             Accounts payable and accrued               658,206        217,180
             liabilities
                 Other liabilities                       (6,312)       (32,569)

           Net cash provided by operating
            activities                                1,352,338        433,923


         Cash flows from investing activities:
           Capital expenditures                        (590,123)      (332,805)
           Other                                       (292,316)        32,500

           Net cash used in investing
            activities                                 (882,439)      (300,305)


         Cash flows from financing activities:
           Principal payments on long-term debt         (14,060)      (156,641)
           Issuance of long-term debt and
            capital leases                                 -           120,356
           Net revolving credit facility
            borrowings                               (1,171,436)       151,558

           Net cash (used in) provided by
            financing activities                     (1,185,496)        115,273


         Net (decrease) increase in cash               (715,597)       248,891

         Cash and cash equivalents at
         beginning of period                          1,561,041      1,264,775


         Cash and cash equivalents at
         end of period                           $      845,444   $  1,513,666


        See accompanying notes to interim consolidated financial statements.

                     CARETENDERS HEALTH CORP. AND SUBSIDIARIES
                NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS



1.  BASIS OF PRESENTATION


   The accompanying interim consolidated financial statements for the three months ended June 30, 1996 and 1995 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. Accordingly, the reader of this Form 10-Q may wish to refer to the Company's Form 10-K for the year ended March 31, 1996 for further information. In the opinion of management of the Company, the accompanying unaudited interim financial statements reflect all adjustments (consisting only of normally recurring accruals) necessary to present fairly the financial position at June 30, 1996 and the results of operations and cash flows for the periods ended June 30, 1996 and 1995.

   The results of operations for the three months ended June 30, 1996 are not necessarily indicative of the operating results for the year.

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

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   OVERVIEW


   Strategic Focus

   The Company is continuing its previously announced plans for the geographic expansion of its home and community based health care business units which consist of adult day health services and home health care (home health care includes nursing, infusion therapy and durable medical equipment). These businesses are involved with the delivery of health care in alternative settings which are preferred by consumers and operate at lower costs than hospitals and nursing homes. The Company intends to continue to develop and acquire home and community-based healthcare service operations and to continue to shift its emphasis toward providing alternatives to institutional long-term care.

   By the end of fiscal year 1997 (ending March 31, 1997), the Company expects to open 12-15 new adult day health centers and 7-9 new home health care operations, creating nine integrated and seven new markets for Caretenders. At the end of this period, the Company anticipates having 28 adult day health centers and up to 15 home care operations in place. Since March 31, 1996, the Company has opened 5 and acquired 2 new home care operations and opened 1 new adult day health center.

   Through August 13, 1966, new home care operations have been opened in Baltimore MD, Stamford CT, Indianapolis IN, and Columbus and Cincinnati OH. Home care operations have been acquired in Cleveland OH and Ft. Lauderdale FL. The new adult day health center is located in Lexington KY.

   Please refer to the Company's Form 10-K for the year ended March 31, 1996 for information regarding the Company's cautionary statements regarding forward looking information.

   Earnings

   Earnings for the quarter ended June 30, 1996 remained at the same level as those for the same quarter of the prior year despite the incurrance of $112,000 or $0.04 per share of initial operating losses related to the
   Company's geographic expansion. Earnings per share from operations was consistent at $.12 for both 1996 and 1995. The increase in selling, general and administrative expenses was primarily related to the Company's geographic expansion activities.

   Results of Operations

                              Caretenders Health Corp.

                                   Operating Data

                         for the three months ended June 30,


                                1 9 9 6          1 9 9 5           Change


                                       % of                  % of
                          Amount     Revenues    Amount    Revenues  Amount     %
 Net Revenues
   Home Health Care      14,277,187   100.0%   11,961,862   100.0%  2,315,325  19.4%
   Adult Day Health
   Services               3,362,287   100.0%    3,007,572   100.0%    354,715  11.8%

                         17,639,474            14,969,434           2,670,040  17.8%


 Costs of Sales and
 Services
   Home Health Care      11,515,639    80.7%    9,494,012    79.4%  2,021,627  21.3%
   Adult Day Health
   Services               2,424,822    72.1%    2,288,323    76.1%    136,499   6.0%

                         13,940,461    79.0%   11,782,335    78.7%  2,158,126  18.3%


 Center Contribution
   Home Health Care       2,761,548    19.3%    2,467,850    20.6%    293,698  11.9%
   Adult Day Health
   Services                 937,465    27.9%      719,249    23.9%    218,216  30.3%
                          3,699,013    21.0%    3,187,099    21.3%    511,914  16.1%


 Selling, General &
 Administrative           2,035,350    11.5%    1,641,578    11.0%    393,772  24.0%
 Depreciation and
 Amortization               593,192     3.4%      561,689     3.8%     31,503   5.6%
 Provision for
 Uncollectible
 Accounts                   503,328     2.9%      418,029     2.8%     85,299  20.4%
 Interest, Net              159,541     0.9%      181,295     1.2%   (21,754) (12.0)%
 Income  Before Taxes       407,602     2.3%      384,508     2.6%     23,094   6.0%


        Continuing Operations

             Home Health Care

             Revenues. Net revenues increased 19.4% from $11,961,862 in 1995 to $14,277,187 in 1996 primarily as a result of increased volume for nursing services and durable medical equipment rentals offset partially by decreased volume for infusion therapies. Acquired operations accounted for approximately $640,000 of the $2.4 million increase in home health revenues.

             Cost of Sales and Services. Cost of sales and services as a percent of net revenues decreased slightly due to revenue growth partially offset by the effect of $63,000 of initial operating losses related to geographic expansion.

             Adult Day Health Services

             Net Revenues. The increase of $354,715 in adult day health services revenues is primarily attributable to increased volumes in existing centers. Total days of service provided increased 9.8% from 53,254 in 1995 to 58,478 in 1996. As of June 30, 1996, the Company had 14 centers in operation.

             Cost of Sales and Services. As a percent of net revenues, cost of sales and services decreased due to volume growth in mature centers partially offset by the effect of $49,000 of initial operating losses relating to geographic expansion.

        Selling, General and Administrative. The increase of $394,000 in these expenses is due to: a) normal year-to year cost increases and variable expenses associated with managing volume growth in existing operations ($160,000), and b) increased overhead expenses (primarily personnel and travel) related to the Company's geographic expansion activities ($234,000).

        Provision for Uncollectible Accounts. The provision for uncollectible accounts for the quarter ended June 30, 1996 was recorded at approximately 2.8% of net revenues based on management's evaluation of collectibility.

        Depreciation and Amortization.   The  increase results  primarily from
        capital additions.

        Interest.   The  decrease in Interest  is primarily the  result of the lower average outstanding debt levels and a decrease in the interest rate associated with the Company's working capital credit facility.



   Liquidity and Capital Resources

 Revolving Credit Facility

 At June 30, 1996, the Company had total cash and unused borrowings of approximately $8.1 million.

 The revolving credit facility is expected to provide working capital resources sufficient to support operations and current expansion plans. However, management will continue to evaluate raising additional capital including possibly debt and equity investments in the Company to support a more rapid development of the business than would be possible with internal funds.


 Cash Flows


   Key  elements  of  the  Consolidated  Statements  of  Cash  Flows  were   (in
   thousands):

                Net Change in Cash and          1996            1995
                Cash Equivalents

                Provided by (used in)
                    Operating activities      $  1,352        $   434
                    Investing activities          (882)          (300)
                    Financing activities        (1,185)           115

                Net Change in Cash and
                Cash Equivalents               $  (715)       $   249


   Net cash provided by operating activities of $1,352,000 resulted principally from current period earnings plus non-cash expenses. Net cash used by investing activities resulted principally from capital expenditures. Net cash used in financing activities resulted primarily a reduction in the balance outstanding on the revolving credit facility.

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

             None

        Item 5.  Other Information

             None

        Item 6.  Exhibits and Reports on Form 8-K

             (a)    Exhibits

                      Exhibit 11 (attached)
                      Exhibit 27 (attached)

             (b) No reports on Form 8-K have been filed during the quarter ended June 30, 1996

                      CARETENDERS HEALTH CORP. AND SUBSIDIARIES
                          COMPUTATION OF EARNINGS PER SHARE
                                     EXHIBIT 11

                                                Three Months Ended June 30,

                                                     1996        1995
  PRIMARY

  Net income for primary income per common share  $  368,602  $  361,508

  Weighted average outstanding shares
    during the period                              3,119,413   3,139,397
  Add-  common   equivalent  shares  representing
  shares issuable uponexercise of  dilutive
  options  and warrants and conversion of
  convertible preferred stock                         39,909      -

  Weighted average number of shares
    used in calculation of
    primary earnings per share                     3,159,322   3,139,397

  PER SHARE

  Net income from continuing operations                $0.12       $0.12

  FULLY DILUTED

  Net income for fully diluted income
   per common share                               $  368,602  $  361,508

  Weighted average number of shares
    used in calculation of
    primary earnings per share                     3,159,322   3,139,397
  Add- incremental shares representing
    shares issuable upon
    conversion of convertible debt                     2,870      -     (A)

  Weighted average number of shares
    used in calculation of fully diluted
    earnings per share                             3,162,192   3,139,397

  PER SHARE

  Fully diluted earnings per common share              $0.12       $0.12


  (A) Anti-dilutive impact.


   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.


   Date:     August 14, 1996


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