Form 10-Q
period 1996-09-30
CARETENDERS HEALTH CORP
filed 1996-11-14
CIK 799231

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                           ____________________


                                 FORM 10-Q


  [ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13
                        OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1996

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

                                          X
                           Yes ______ No______.


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class of Common Stock    $.10 par value

         Shares outstanding at September 30, 1996 -  3,119,436

                 CARETENDERS HEALTH CORP. AND SUBSIDIARIES

                                 FORM 10-Q

                                   INDEX


     Part I.   Financial Information

     Item 1.   Financial Statements

               Interim Consolidated Balance Sheets as of September 30,
               1996 and March 31, 1996                                     3


               Interim Consolidated Statements of Operations for the
               Three Months ended September 30, 1996 and 1995              4


               Interim Consolidated Statements of Operations for the
               Six Months ended September 30, 1996 and 1995                5


               Interim Consolidated Statements of Cash Flows for the
               Six Months ended September 30, 1996 and 1995                6


               Notes to Interim Consolidated Financial Statements          7


     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      8 - 13


     Part II.  Other Information

               Items 1 through 6                                         14

                 CARETENDERS HEALTH CORP. AND SUBSIDIARIES
                    INTERIM CONSOLIDATED BALANCE SHEETS

                                             September 30,     March 31,
                                                 1996            1996
                                              (UNAUDITED)
                    ASSETS
   CURRENT ASSETS:
      Cash and cash equivalents                $ 1,142,860    $ 1,561,041
     Accounts receivable - net of
      allowance for uncollectible accounts of
      $3,267,000 and $2,900,000                 20,893,634     17,197,400
     Prepaid expenses and other current assets   2,994,949      2,592,876
           TOTAL CURRENT ASSETS                 25,031,443     21,351,317


   PROPERTY AND EQUIPMENT - net                  3,979,535      3,981,934

   COST IN EXCESS OF NET ASSETS ACQUIRED -
   net of accumulated amortization of $1,281,000
   and $1,190,000                                7,059,214      7,005,232

   OTHER ASSETS                                  1,063,462        878,351

                                               $37,133,654    $33,216,834

               LIABILITIES AND
             STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES:
      Accounts payable - trade                 $ 4,293,166     $ 3,306,484
      Accrued expenses                           3,892,915       3,661,967
      Current portion of long-term debt and
      capital leases                               408,971         432,329
      Other current liabilities                    100,000         106,986
             TOTAL CURRENT LIABILITIES           8,695,052       7,507,766

   LONG-TERM LIABILITIES
     Revolving Credit Facility                   7,979,734       5,851,708
     Term debt and capital lease obligations       183,011         321,839
      Other liabilities                            538,699         631,619
             TOTAL LONG-TERM LIABILITIES         8,701,444       6,805,166
             TOTAL LIABILITIES                  17,396,496      14,312,932

   Commitments and Contingencies (Note 2)

    Stockholders' equity:
       Common stock, par value $.10; authorized
        10,000,000 shares; 3,129,436 issued and
        outstanding                                312,944         312,944
        Treasury stock, at cost, 10,000 shares     (95,975)        (95,975)
        Additional paid-in capital              25,337,876      25,337,876
        Accumulated deficit                     (5,817,687)     (6,650,943)
             TOTAL STOCKHOLDERS' EQUITY         19,737,158      18,903,902

                                               $37,133,654     $33,216,834

   See accompanying notes to interim consolidated financial statements.

                 CARETENDERS HEALTH CORP. AND SUBSIDIARIES
               INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                                Three Months Ended
                                              September    September
                                               30, 1996    30, 1995

 Net revenues                               $19,157,759  $15,999,319
 Cost of sales and services                  15,275,215   12,317,206
 Selling, general and administrative
 expenses                                     2,099,003    1,986,155
 Depreciation and amortization expense          519,370      555,680
 Provision for uncollectible accounts           585,831      457,387
 Income before other income (expense) and       678,340      682,891
 income taxes

 Other income (expense):
  Interest expense                             (174,686)    (192,179)
 Income before provision for income taxes       503,654      490,712

 Provision for income taxes                      39,000       35,000
 Net income                                    $464,654     $455,712

 PER SHARE:
  Weighted average common and common
   equivalent shares outstanding for primary
   and fully diluted earnings per share       3,150,163    3,140,826

  Net income per share                           $ 0.15       $ 0.15







   See accompanying notes to interim consolidated financial statements.

                 CARETENDERS HEALTH CORP. AND SUBSIDIARIES
               INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                                   Six Months Ended
                                               September     September
                                                30, 1996      30, 1995
 Net revenues                                 $36,874,793   $30,968,753
 Cost of sales and services                    29,293,216    23,894,235
 Selling, general and administrative expenses   4,134,371     3,833,039
 Depreciation and amortization expense          1,112,562     1,117,369
 Provision for uncollectible accounts           1,089,159       875,416
 Income before other income (expense) and       1,245,485     1,248,694
 income taxes

 Other income (expense):
  Interest expense                               (334,229)     (373,474)
 Income before provision for income taxes         911,256       875,220

 Provision for income taxes                        78,000        58,000
 Net income                                      $833,256      $817,220

 PER SHARE:
  Weighted average common and common equivalent
   shares outstanding for primary and fully
   diluted earnings per share                   3,150,163     3,140,826

  Net income per share                             $ 0.26        $ 0.26







   See accompanying notes to interim consolidated financial statements.

                 CARETENDERS HEALTH CORP. AND SUBSIDIARIES
               INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                Six Months Ended
                                           September       September
                                            30, 1996       30, 1995
       Cash flows from operating
       activities:
        Net income                        $   833,256     $   817,220
        Adjustments to reconcile net
         income to net cash provided
         (used) by operating activities:
          Depreciation and amortization    1,112,562       1,117,369
          Provision for uncollectible
          accounts                         1,089,159         875,416
                                           ---------       ---------
                                           3,034,977       2,810,005
        Change in certain net current assets
           (Increase) decrease in:
             Accounts receivable          (4,785,393)     (2,416,012)
             Prepaid expenses and
              other current assets          (402,074)       (225,788)
           Increase (decrease) in:
             Accounts payable and
               accrued liabilities         1,311,688         537,829
             Other liabilities                (6,985)        (82,918)
          Net cash provided (used) by
            operating activities            (847,787)        623,116

       Cash flows from investing
       activities:
           Capital expenditures           (1,015,587)       (464,368)
           Other assets                     (333,669)       (144,163)
          Net cash provided (used) by
             investing activities         (1,349,256)       (608,531)

       Cash flows from financing
       activities:
          Principal payments on long-term
          debt                              (256,244)       (317,961)
          Issuance of long-term debt and
            capital leases                         -         120,356
          Net revolving credit facility
            borrowings                     2,128,026         339,625
            Other                           (92,920)               -
          Net cash provided (used) by
            financing activities           1,778,862         142,020

       Net increase (decrease) in cash     (418,181)         156,605

       Cash and cash equivalents at
          beginning of period              1,561,041       1,264,775

       Cash and cash equivalents at
         end of period                    $ 1,142,860     $ 1,421,380



   See accompanying notes to interim consolidated financial statements.

                 CARETENDERS HEALTH CORP. AND SUBSIDIARIES
            NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS



1. BASIS OF PRESENTATION

   The accompanying interim consolidated financial statements for the three and six months ended September 30, 1996 and 1995 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. Accordingly, the reader of this Form 10-Q may wish to refer to the Company's Form 10-K for the year ended March 31, 1996 for further information. In the opinion of management of the Company, the accompanying unaudited interim financial statements reflect all adjustments (consisting only of
   normally   recurring  accruals)  necessary  to  present  fairly   the
   financial position at September 30, 1996 and the results of operations and cash flows for the periods ended September 30, 1996 and 1995.

   The results of operations for the six months ended September 30, 1996 are not necessarily indicative of the operating results for the year.

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

By the end of fiscal year 1997 (ending March 31, 1997), the Company expects to have opened 11 new adult day health centers and 7 new home health care operations. Since March 31, 1996, the Company has opened 5 and acquired 2 new home care operations and opened 2 new adult day health centers.

Through November 11, 1996, new home care operations have been opened in Baltimore MD, Stamford CT, Indianapolis IN, and Columbus and Cincinnati OH. Home care operations have been acquired in Cleveland OH and Ft. Lauderdale FL. The new adult day health centers are located in Lexington KY and Cincinnati OH.

Please refer to the Company's Form 10-K for the year ended March 31, 1996 for information regarding the Company's cautionary statements regarding forward looking information.

Earnings

Earnings for the quarter and six-months ended September 30, 1996 remained at the same level as those for the same period of the prior year despite the incurrence of $280,000 or $0.09 per share of initial operating losses for the quarter and $392,000 or $0.12 per share for the six months related to the Company's geographic expansion. Earnings per share from operations was consistent at $0.15 for the quarter and $0.26 for the six-months ended September 30, 1996 and 1995. The increase in selling, general and administrative expenses was primarily related to the Company's geographic expansion activities.

Results of Operations

                         Caretenders Health Corp.
                              Operating Data
                 for the three months ended September 30,


                             1996                  1995              Change

                                      % of                % of
                           Amount   Revenues    Amount   Revenues  Amount     %
Net Revenues
  Home Health Care      15,503,748   100.0%  12,712,899   100.0% 2,790,849   21.9%
  Adult Day Health       3,654,011   100.0%   3,286,420   100.0%   367,591   11.2%
  Services
  Total                 19,157,759           15,999,319          3,158,440   19.7%


Costs of Sales and Services
  Home Health Care      12,581,597    81.2%   9,903,361   77.9%  2,678,236   27.0%
  Adult Day Health       2,693,618    73.7%   2,413,845   73.4%    279,773   11.6%
  Services
  Total                 15,275,215    79.7%  12,317,206   77.0%  2,958,009   24.0%


Center Contribution
  Home Health Care       2,922,151    18.8%   2,809,538   22.1%    112,613   4.0%
  Adult Day Health         960,393    26.3%     872,575   26.6%     87,818  10.1%
  Services
                         3,882,544    20.3%   3,682,113   23.0%    200,431   5.4%

Selling, General &
  Administrative         2,099,003    11.0%   1,986,155   12.4%    112,848   5.7%
Depreciation and
  Amortization             519,370     2.7%     555,680    3.5%    (36,310) (6.5)%
Provision for
 Uncollectible
  Accounts                 585,831     3.1%     457,387    2.9%    128,444  28.1%
Interest, Net              174.686     0.9%     192,179    1.2%    (17,493) (9.1)%
Income  Before Taxes       503,564     2.6%     490,712    3.1%     12,852   2.6%



     Home Health Care

          Revenues. Net revenues increased 21.9% from $12,712,899 in 1995 to $15,503,748 in 1996 primarily due to volume and geographic expansion. Expansion operations accounted for approximately $1,354,000 of the $2.8 million increase in home health revenues.

          Cost of Sales and Services. Cost of sales and services as a percent of net revenues increased due to revenue growth and operating costs related to geographic expansion.

     Adult Day Health Services

          Net Revenues. The increase of $367,591 in adult day health services revenues is primarily attributable to increased volumes in existing centers. Total days of service provided increased 7.3% from 56,522 in 1995 to 60,659 in 1996. As of
          September 30, 1996, the Company had 15 centers in operation.

          Cost of Sales and Services. As a percent of net revenues, cost of sales and services remained relatively unchanged despite operating costs relating to geographic expansion.

     Selling, General and Administrative. The increase of $112,848 in these expenses is due to: a) normal year-to year cost increases and variable expenses associated with managing volume growth in existing operations, and b) increased overhead expenses (primarily personnel and travel) related to the Company's geographic expansion activities.

     Provision for Uncollectible Accounts. The provision for uncollectible accounts for the quarter ended September 30, 1996 was recorded at approximately 3.1% of net revenues based on management's evaluation of collectibility.

     Depreciation and Amortization. The decrease resulted from assets still in use reaching the end of their depreciable lives.

     Interest.    The decrease in Interest is primarily the  result  of
     the decrease in the interest rate associated with the Company's working capital credit facility.

Results of Operations


                         Caretenders Health Corp.
                              Operating Data
                  for the six months ended September 30,


                               1996                 1995              Change
                                    % of                % of
                         Amount    Revenues   Amount   Revenues    Amount     %
Net Revenues
  Home Health Care     29,858,495    100.0% 24,674,761   100.0%  5,183,734    21.0%
  Adult Day Health      7,016,298    100.0%  6,293,992   100.0%    722,306    11.5%
   Services
  Total                36,874,793           30,968,753           5,906,040    19.1%


Costs of Sales and Services
  Home Health Care     24,174,776    81.0%  19,192,067    77.8%  4,982,709    26.0%
  Adult Day Health      5,118,440    73.0%   4,702,168    74.7%    416,272     8.9%
   Services
  Total                29,293,216    79.4%  23,894,235    77.2%  5,398,981    22.6%


Center Contribution
  Home Health Care      5,683,719    19.0%   5,482,694    22.2%    201,025     0.4%
  Adult Day Health      1,897,858    27.0%   1,591,824    25.3%    306,034    19.2%
   Services
                        7,581,577    20.6%   7,074,518    22.8%    507,059     7.2%

Selling, General &
 Administrative         4,134,371    11.2%   3,833,039    12.4%    301,332     7.9%
Depreciation and
  Amortization          1,112,562     3.0%   1,117,369     3.6%     (4,807)   (0.4)%
Provision for
 Uncollectible
 Accounts               1,089,159     3.0%     875,416     2.8%    213,743    24.4%
Interest, Net             334,229     0.9%     373,474     1.2%    (39,245)   10.5%
Income  Before Taxes      911,256     2.5%     875,220     2.8%     36,036    4.1%




     Home Health Care

          Revenues. Net revenues increased 21.0% from $24,674,791 in 1995 to $29,858,495 in 1996 primarily as a result of increased volume and geographic expansion. Expansion operations accounted for approximately $2 million of the $5.2 million increase in home health revenues.

          Cost of Sales and Services. Cost of sales and services as a percent of net revenues increased due to revenue growth and operating costs related to geographic expansion.

     Adult Day Health Services

          Net Revenues. The increase of $722,306 in adult day health services revenues is primarily attributable to increased volumes in existing centers. Total days of service provided increased 8.5% from 109,776 in 1995 to 119,137 in 1996. As of September 30, 1996, the Company had 15 centers in operation.

          Cost of Sales and Services. As a percent of net revenues, cost of sales and services decreased due to volume and operating costs relating to geographic expansion.

     Selling, General and Administrative. The increase of $301,332 in these expenses is due to: a) normal year-to year cost increases and variable expenses associated with managing volume growth in existing operations, and b) increased overhead expenses (primarily personnel and travel) related to the Company's geographic expansion activities.

     Provision for Uncollectible Accounts. The provision for uncollectible accounts for the quarter ended September 30, 1996 was recorded at approximately 3.0% of net revenues based on management's evaluation of collectibility.

     Depreciation and Amortization. The decrease resulted from assets still in use reaching the end of their depreciable lives.

     Interest.    The decrease in Interest is primarily a  decrease  in
     the interest rate associated with the Company's working capital credit facility.






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


Cash Flows

  Key elements of the Consolidated Statements of Cash Flows were (in thousands):

       Net Change in Cash and Cash            1996          1995
         Equivalents
       Provided by (used in)
           Operating activities              $  (848)       $  623
           Investing activities               (1,349 )        (608)
           Financing activities                1,779           142
       Net Change in Cash and Cash
         Equivalents                         $  (418)       $  156



  Net cash used in operating activities of $848,000 resulted principally from an increase in accounts receivable. Days sales outstanding have not changed substantially from March 31, 1996. The growth in receivables results from volume growth, especially related to a sizable home health acquisition (Cleveland) made in the first quarter in which receivables were not acquired. Net cash used in investing activities resulted principally from capital expenditures and the Company's expansion efforts. Net cash provided by financing activities resulted primarily from an increase in the balance outstanding on the revolving credit facility.

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

            None

       Item 6.  Exhibits and Reports on Form 8-K

            (a)    Exhibits

                     Exhibit 11 (attached)
                     Exhibit 27 (attached)

            (b) No reports on Form 8-K have been filed during the quarter ended September 30, 1996

                    CARETENDERS HEALTH CORP. AND SUBSIDIARIES
                        COMPUTATION OF EARNINGS PER SHARE
                                   EXHIBIT 11


                                  Three Months Ended        Six Months Ended
                                     September 30,            September 30,
                                      1996        1995         1996        1995
PRIMARY
Net income for primary income
  per common share               $464,654     $455,712      $833,256   $ 817,220

Weighted average outstanding
shares during the period        3,119,413    3,119,413     3,119,413   3,119,413
Add- common equivalent shares
  representing shares issuable
  upon exercise of dilutive options
  and warrants and conversion of
  convertible preferred stock      30,750       21,413       30,750       21,413
Weighted average number of
shares used in calculation of
primary earnings per share      3,150,163    3,140,826    3,150,163    3,140,826


PER SHARE
Net income                          $0.15        $0.15        $0.26        $0.26

FULLY DILUTED
Net income for fully diluted income
 per common share                $464,654     $455,712     $833,256     $817,220

Weighted average number of
  shares used in calculation of
  primary earnings per share    3,150,163    3,140,826    3,150,163    3,140,826
Weighted average number of
shares used in calculation of
fully diluted earnings per
share                           3,150,163    3,140,826    3,150,163    3,140,826

PER SHARE
Net income                          $0.15        $0.15        $0.26        $0.26


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.


Date:     November  11, 1996

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