Form 10-Q
period 1996-12-31
CARETENDERS HEALTH CORP
filed 1997-02-14
CIK 799231

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                              ____________________


                                    FORM 10-Q


     [X]            QUARTERLY REPORT PURSUANT TO SECTION 13
                          OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1996

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

                                    X
                              Yes ______ No______.


        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Class of Common Stock    $.10 par value

             Shares outstanding at December 31, 1996    -  3,119,436

                     CARETENDERS HEALTH CORP. AND SUBSIDIARIES

                                     FORM 10-Q

                                       INDEX


  Part I. Financial Information

  Item 1. Financial Statements

          Interim Consolidated Balance Sheets as of December 31, 1996
          and March 31, 1996                                              3


          Interim Consolidated Statements of Operations for the Three
          Months ended December 31, 1996 and 1995                         4


          Interim Consolidated Statements of Operations for the Nine
          Months ended December 31, 1996 and 1995                         5


          Interim Consolidated Statements of Cash Flows for the Nine
          Months ended December 31, 1996 and 1995                         6


          Notes to Interim Consolidated Financial Statements              7


 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            8 - 13


 Part II.Other Information

          Items 1 through 6                                               14

                      CARETENDERS HEALTH CORP. AND SUBSIDIARIES
                        INTERIM CONSOLIDATED BALANCE SHEETS



                                                      December 31,     March 31,
                                                          1996           1996
                                                      (UNAUDITED)
                           ASSETS
        CURRENT ASSETS:
          Cash and cash equivalents                   $    572,795     $1,561,041
          Accounts receivable - net of allowance
           for uncollectible accounts of
           $3,039,000 and $2,900,000                    20,292,561     17,197,400
          Prepaid expenses and other current assets      3,015,057      2,592,876

               TOTAL CURRENT ASSETS                     23,880,413     21,351,317


        PROPERTY AND EQUIPMENT - net                     4,070,876      3,981,934

        COST IN EXCESS OF NET ASSETS ACQUIRED - net
        of accumulated amortization of $1,331,000
        and $1,190,000                                   7,009,268      7,005,232

        OTHER ASSETS                                     1,152,146        878,351


                                                      $ 36,112,703    $33,216,834


                      LIABILITIES AND
                    STOCKHOLDERS' EQUITY

        CURRENT LIABILITIES:
          Accounts payable - trade                    $  2,690,773    $ 3,306,484
          Accrued expenses                               4,137,654      3,661,967
          Current portion of long-term debt
           and capital leases                              316,206        432,329
          Other current liabilities                        100,000        106,986

                 TOTAL CURRENT LIABILITIES               7,244,633      7,507,766


        LONG-TERM LIABILITIES
          Revolving Credit Facility                      7,924,327      5,851,708
          Term debt and capital lease obligations          198,682        321,839
          Other liabilities                                496,313        631,619

                 TOTAL LONG-TERM LIABILITIES             8,619,322      6,805,166

                 TOTAL LIABILITIES                      15,863,955     14,312,932


        Commitments and Contingencies (Note 2)


         Stockholders' equity:
            Common stock, par value $.10; authorized
             10,000,000 shares; 3,129,436 issued and
             outstanding                                   312,944        312,944
            Treasury stock, at cost, 10,000 shares         (95,975)       (95,975)
            Additional paid-in capital                  25,337,876     25,337,876
            Accumulated deficit                         (5,306,097)    (6,650,943)

                 TOTAL STOCKHOLDERS' EQUITY             20,248,748     18,903,902

                                                      $ 36,112,703    $33,216,834


        See accompanying notes to interim consolidated financial statements.


                     CARETENDERS HEALTH CORP. AND SUBSIDIARIES
                   INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)

                                                         Three Months Ended
                                                    December 31,    December 31,
                                                        1996            1995

       Net revenues                                  $19,629,566    $16,228,442
       Cost of sales and services                     15,376,205     12,636,862
       Selling, general and administrative expenses    2,336,333      1,927,525
       Depreciation and amortization expense             571,145        505,899
       Provision for uncollectible accounts              573,663        442,967

       Income before other income (expense) and          772,220        715,189
       income taxes

       Other income (expense):
        Interest expense                                (221,630)      (169,478)

       Income before provision for income taxes          550,590        545,711

       Provision for income taxes                         39,000         39,000

       Net income                                    $   511,590    $   506,711



       PER SHARE:
        Weighted average common and common
        equivalent shares outstanding for primary
        and fully diluted earnings per share           3,133,300      3,139,210


        Net income per share                              $ 0.16         $ 0.16



        See accompanying notes to interim consolidated financial statements.


                     CARETENDERS HEALTH CORP. AND SUBSIDIARIES
                   INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)

                                                         Nine Months Ended
                                                     December 31,  December 31,
                                                         1996          1995

       Net revenues                                   $47,193,195   $56,534,390
       Cost of sales and services                      44,276,609    37,029,653
       Selling, general and administrative expenses     6,893,547     5,336,413
       Depreciation and amortization expense            1,683,707     1,548,863
       Provision for uncollectible accounts             1,662,822     1,318,383

       Income before other income (expense) and         2,017,705     1,959,883
         income taxes

       Other income (expense):
        Interest expense                                (555,859)     (542,952)

       Income before provision for income taxes         1,461,846     1,416,931

       Provision for income taxes                         117,000        97,000

       Net income                                      $1,344,846   $ 1,319,931

       PER SHARE:
        Weighted average common and common equivalent
        shares outstanding for primary and fully
        diluted earnings per share                      3,143,750     3,136,278

        Net income per share                               $ 0.43        $ 0.42


        See accompanying notes to interim consolidated financial statements.


                     CARETENDERS HEALTH CORP. AND SUBSIDIARIES
                   INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)


                                                 Nine Months Ended
                                            December 31,     December 31,
                                                1996             1995

     Cash flows from operating activities:
      Net income                            $   1,344,846    $   1,319,931
     Adjustments to reconcile net income to
     net cash provided (used) by
     operating activities:
       Depreciation and amortization            1,683,707        1,548,863
       Provision for uncollectible accounts     1,662,822        1,318,383

                                                4,691,375        4,187,177
      Change in certain net current assets
      (Increase) decrease in:
       Accounts receivable                    (4,757,983)      (1,347,849)
       Prepaid expenses and other
        current assets                          (383,950)        (246,607)
      Increase (decrease) in:
       Accounts payable and accrued
        liabilities                              (99,312)        1,124,832
       Other liabilities                          (6,985)        (112,661)

      Net cash provided (used) by
       operating activities                     (556,855)        3,604,892


     Cash flows from investing activities:
       Capital expenditures                   (1,530,723)        (535,455)
       Other assets                             (504,643)        (168,109)

      Net cash provided (used) by
       investing activities                   (2,035,366)        (703,564)


     Cash flows from financing activities:
       Principal payments on long-term debt     (333,338)        (450,245)
       Issuance of long-term debt
        and capital leases                              -          120,356
       Net revolving credit facility
        borrowings                              2,072,619      (1,510,591)
       Other                                    (135,306)                -

      Net cash provided (used) by
       financing activities                     1,603,975      (1,840,480)

     Net increase (decrease) in cash            (988,246)        1,060,848

     Cash and cash equivalents at
       beginning of period                      1,561,041        1,264,775

     Cash and cash equivalents at
       end of period                        $     572,795    $   2,325,623


        See accompanying notes to interim consolidated financial statements.


                    CARETENDERS HEALTH CORP. AND SUBSIDIARIES
                NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS



     BASIS OF PRESENTATION


     The accompanying interim consolidated financial statements for the three and nine months ended December 31, 1996 and 1995 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. Accordingly, the reader of this Form 10-Q may wish to refer to the Company's Form 10-K for the year ended March 31, 1996 for further information. In the opinion of management of the Company, the accompanying unaudited interim financial statements reflect all adjustments (consisting only of normally recurring accruals) necessary to present fairly the financial position at December 31, 1996 and the results of operations and cash flows for the periods ended December 31, 1996 and 1995.

     The results of operations for the nine months ended December 31, 1996 are not necessarily indicative of the operating results for the year.

     COMMITMENTS AND CONTINGENCIES


     Legal Proceedings

     The Company is currently, and from time to time, may be subject to claims and suits arising in the ordinary course of its business, including claims for damages for personal injuries. In the opinion of management, the ultimate resolution of any of these pending claims and legal proceedings will not have a material effect on the Company's financial position or results of operations.

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

     In January 1997, Aetna Life and Casualty withdrew its claim against the Company without prejudice.


     FINANCIAL STATEMENT RECLASSIFICATIONS

     Certain amounts have been reclassified in the 1996 financial statements in order to conform to the 1997 presentation. Such reclassifications had no effect on previously reported net income.

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

     By the end of fiscal year 1997 (ending March 31, 1997), the Company expects to open 8 new adult day health centers and 7 new home health care operations. Of these, the Company has opened 5 and acquired 2 new home care operations and opened 3 new adult day health centers since March 31, 1996.

     Through February 12, 1997, new home care operations have been opened in Baltimore MD, Stamford CT, Indianapolis IN, and Columbus and Cincinnati OH. Home care operations have been acquired in Cleveland OH and Ft. Lauderdale FL. The new adult day health centers are located in Lexington KY, Cincinnati OH and West Palm Beach FL.

     Please refer to the Company's Form 10-K for the year ended March 31, 1996 for information regarding the Company's cautionary statements regarding forward looking information.

     Earnings

     Earnings for the quarter and nine-months ended December 31, 1996 remained at the same level as those for the same period of the prior year despite the incurrence of $250,000 or $0.08 per share of initial operating losses for the quarter and $642,000 or $0.20 per share for the nine months related to the Company's geographic expansion. Earnings per share from operations was consistent at $0.16 for the quarter and $0.43 from $0.42 for the nine-months ended December 31, 1996 and 1995. The increase in selling, general and administrative expenses was primarily related to the Company's geographic expansion activities.

     Results of Operations


                              Caretenders Health Corp.
                                   Operating Data
                      for the three months ended December 31,



                                  1996                   1995                  Change
                                        % of                   % of
                            Amount    Revenues    Amount     Revenues    Amount       %

    Net Revenues
    Home Health Care      16,151,116    100.0%  13,027,202    100.0%    3,123,914   24.0%
    Adult Day Health
    Services               3,478,450    100.0%   3,201,240    100.0%      277,210    8.7%
     Total                19,629,566            16,228,442              3,401,124   21.0%


    Costs of Sales and
    Services
    Home Health Care      12,286,446     76.1%  10,060,680     77.2%    2,225,766   22.1%
    Adult Day Health
    Services               3,089,759     88.8%   2,576,182     80.5%      513,577   19.9%
     Total                15,376,205     78.3%  12,636,862     77.9%    2,739,343   21.7%


    Center Contribution
    Home Health Care       3,864,670     23.9%   2,966,522     22.8%      898,148   30.3%
    Adult Day Health
    Services                 388,691     11.2%     625,058     19.5%    (236,367)  (37.8)%
     Total                 4,253,361     21.7%   3,591,580     23.1%      661,781   18.4%

    Selling, General &
    Administrative         2,336,333     11.9%   1,927,525     11.9%      408,808   21.2%
    Depreciation and
    Amortization             571,145      2.9%     505,899      3.1%       65,246   12.9%
    Provision for
    Uncollectible
    Accounts                 573,663      2.9%     442,967      2.7%      130,696   29.5%
    Interest, Net            221,630      1.1%     169,478      1.0%       52,152   30.8%

    Income  Before Taxes     550,590      2.8%     545,711      3.4%        4,879    0.9%



     Home Health Care

          Revenues. Net revenues increased 24.0% from $13,027,202 in 1995 to $16,151,116 in 1996 primarily due to volume and geographic expansion. Expansion operations accounted for approximately $1,501,000 of the $3.1 million increase in home health revenues.

          Cost of Sales and Services. Cost of sales and services as a percent of net revenues decreased slightly due to improved existing operations despite startup losses from geographic expansion.

     Adult Day Health Services

          Net Revenues. The increase of $277,210 in adult day health services revenues is primarily attributable to increased volumes in existing centers. Total days of service provided increased 6.1% from 54,770 in 1995 to 58,121 in 1996. As of December 31,
          1996, the Company had 16 centers in operation.

          Cost of Sales and Services. As a percent of net revenues, cost of sales and services primarily increased due to operating losses relating to geographic expansion.

     Selling, General and Administrative. The increase of $408,808 in these expenses is due to: a) increased overhead expenses (primarily personnel and travel) related to the Company's geographic expansion activities and b) normal year-to year cost increases and variable expenses associated with managing volume growth in existing operations.

     Provision for Uncollectible Accounts. The provision for uncollectible accounts for the quarter ended December 31, 1996 was recorded at approximately 2.9% of net revenues based on management's evaluation of collectibility.

     Depreciation and Amortization.   The  increase resulted primarily  from
     investments related to the Company's geographic expansion activities.

     Interest.    The increase  in Interest is  primarily the  result of  an increase in average outstanding debt levels to fund initial start up losses and working capital related to geographic expansion.

     Results of Operations



                               Caretenders Health Corp.
                                   Operating Data
                       for the nine months ended December 31,


                                       1996                   1995               Change

                                             % of                    % of
                                Amount     Revenues   Amount       Revenues    Amount       %

    Net Revenues
    Home Health Care          46,039,642    100.0%   37,697,963     100.0%  8,341,679     22.1%
    Adult Day Health
    Services                  10,494,748    100.0%    9,495,232     100.0%    999,516     10.5%
     Total                    56,534,390             47,193,195             9,341,195     19.8%


    Costs of Sales and
    Services
    Home Health Care          36,068,410     78.3%   29,252,747      77.6%  6,815,663     23.3%
    Adult Day Health
    Services                   8,208,199     78.2%    7,776,906      81.9%    431,293      5.5%
     Total                    44,276,609     78.3%   37,029,653      78.5%  7,246,956     19.6%


    Center Contribution
    Home Health Care           9,971,232    21.7 %    8,445,216      22.4%  1,526,016     18.1%
    Adult Day Health
    Services                   2,286,549     21.8%    1,718,326      18.1%    568,223     33.1%
     Total                    12,257,781     21.7%   10,163,542      21.5%  2,094,239     20.6%

    Selling, General &
    Administrative             6,893,547     12.2%    5,336,413      11.3%  1,557,134     29.2%
    Depreciation and
    Amortization               1,683,707      3.0%    1,548,863       3.3%    134,844      8.7%
    Provision for
    Uncollectible Accounts     1,662,822      2.9%    1,318,383       2.8%    344,439     26.1%
    Interest, Net                555,859      1.0%      542,952       1.2%     12,907      2.4%

    Income  Before Taxes       1,461,846      2.6%    1,416,931       3.0%     44,915      3.2%




     Home Health Care

          Revenues. Net revenues increased 22.1% from $37,697,963 in 1995 to $46,039,642 in 1996 primarily as a result of increased volume and geographic expansion. Expansion operations accounted for approximately $3.7 million of the $8.3 million increase in home health revenues.

          Cost of  Sales and  Services.   Cost of  sales and  services as  a
          percent of net revenues increased due to revenue growth and operating costs related to geographic expansion.

     Adult Day Health Services

          Net Revenues. The increase of $999,516 in adult day health services revenues is primarily attributable to increased volumes in existing centers. Total days of service provided increased 7.7% from 164,546 in 1995 to 177,258 in 1996. As of December 31, 1996,
          the Company had 16 centers in operation.

          Cost of Sales and Services. As a percent of net revenues, cost of sales and services decreased due to volume increases in existing centers partially offset by startup losses from geographic expansion.

     Selling, General and Administrative. The increase of $1,557,134 in these expenses is due to: a) increased overhead expenses (primarily personnel and travel) related to the Company's geographic expansion activities, and b) normal year-to year cost increases and variable expenses associated with managing volume growth in existing operations

     Provision for Uncollectible Accounts. The provision for uncollectible accounts for the nine-months ended December 31, 1996 was recorded at approximately 2.9% of net revenues based on management's evaluation of collectibility.

     Depreciation and Amortization.   The  increase resulted primarily  from
     investments related to the Company's geographic expansion activities.

     Interest.   The increase  in Interest  is  primarily the  result of  an increase in average outstanding debt levels to fund initial start up losses and working capital related to geographic expansion




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


     Cash Flows


       Key elements of the Consolidated Statements of Cash Flows were (in thousands):

        Net Change in Cash and Cash Equivalents           1996          1995
        Provided by (used in)
            Operating activities                     $    (557)      $  3,604
            Investing activities                        (2,035)          (703)
            Financing activities                         1,604         (1,840)

        Net Change in Cash and Cash Equivalents      $    (988)      $  1,061



       Net cash used in operating activities of $557,000 resulted primarily from an increase in accounts receivable. Days sales outstanding have not changed substantially from March 31, 1996. The growth in receivables results from volume growth, especially related to a home health acquisition (Cleveland) made in the first quarter in which receivables were not acquired. Net cash used in investing activities resulted principally from capital expenditures and the Company's expansion efforts. Net cash provided by financing activities resulted primarily from an increase in the balance outstanding on the revolving credit facility.


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

          (b) No reports on Form 8-K have been filed during the quarter ended December 31, 1996

         CARETENDERS HEALTH CORP. AND SUBSIDIARIES
             COMPUTATION OF EARNINGS PER SHARE
                         EXHIBIT 11

                                    Three Months Ended      Nine Months Ended
                                       December 31,            December 31,
                                      1996      1995         1996        1995
PRIMARY
Net income for primary income
per common share                     $511,590  $506,711   $1,344,846  $1,319,931



Weighted average outstanding shares
during the period.                  3,119,413  3,119,413   3,119,413   3,119,413
Add common equivalent shares
representing shares issuable upon
exercise of dilutive options and
warrants and conversion of
convertible preferred stock            13,887     19,797      24,337      16,865

Weighted average number of shares
used in calculation of primary
earnings per share                 3,133,300  3,139,210    3,143,750   3,136,278

PER SHARE
Net income                             $0.16      $0.16        $0.43       $0.42




FULLY DILUTED
Net income for fully diluted
income per common share             $511,590   $506,711   $1,344,846  $1,319,931


Weighted average number of
shares used in the
calculation of primary
earnings per share                 3,133,300  3,139,210    3,143,750   3,136,278

Weighted average number of
shares used in the
calculation of fully diluted
earnings per share                 3,133,300  3,139,210    3,143,750   3,136,278


PER SHARE
Net income                             $0.16      $0.16        $0.43       $0.42



   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.


   Date:     February  13, 1997


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