Form 10-K
period 1997-03-31
CARETENDERS HEALTH CORP
filed 1997-07-01
CIK 799231

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                                    FORM 10-K

       (Mark One)
       /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 1997

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

       Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.______

       As of June 23, 1997, 3,129,413 shares of the Registrant's Common Stock were outstanding. The aggregate market value of Registrant's Common Stock held by non-affiliates of the Registrant as of June 23, 1997 was approximately $ 25,622,069 (based on the last sale price of a share of the common stock as of June 23, 1997 ($8.1875), as reported by the National Association of Securities Dealers, Inc. Automated Quotation ("NASDAQ") National Market system).


                       DOCUMENTS INCORPORATED BY REFERENCE

       The Registrant's definitive proxy statement, to be filed with the Commission no later than 120 days after March 31, 1997, is incorporated by reference in Part III of this report.

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



         PART IV
            Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                      PART I
        ITEM 1.  BUSINESS

       General Development of Business


       Incorporated in Delaware in November, 1985, Caretenders Health Corp. and subsidiaries (collectively "Caretenders" or the "Company") is one of the first companies to provide integrated adult day health services and home health care services for seniors and others with chronic and post-acute medical conditions who wish to remain in their homes and communities. Today more than seven million senior Americans are in need of alternatives to long-term nursing home confinement and this number is expanding rapidly. These individuals desire to remain in their homes and out of nursing homes and conserve their financial resources as long as possible. The Company provides seniors in need with a lower-cost alternative to institutional care helping them gain economic security access to health care, mobility and independence without isolation.

       With its experience in home health care and leadership in adult day health center operations, the Company is implementing an expansion program offering integrated home and community based health care marketed under the name Caretenders' SeniorCare Solutions.

       The Company is positioning itself to take advantage of changes and reform activities in the healthcare industry by focusing its resources into its home and community based health care business units which consist of adult day health services and home health care (home health care includes nursing, infusion therapy and durable medical equipment). These businesses are involved with the delivery of health care in alternative settings which the Company believes are preferred by consumers and operate at lower costs than hospitals and nursing homes. The trend toward alternative site delivery of healthcare is increasing, as more payor organizations are seeking to reduce the costs of medical care.

       Utilizing its strengths in home health care and adult day health services, the Company is actively addressing the issue of senior care in America by its comprehensive strategy _ Caretenders SeniorCare Solutions. Through care management by a Registered Nurse (RN), Caretenders helps families identify solutions for caring for loved ones who can no longer meet their own health and personal care needs. Through the Company's Care Manager, families can learn about long-term care options available for seniors and obtain assistance in choosing from Caretenders' SeniorCare Day and Home Health Care Centers or, if appropriate, other available community based resources.


       Home Health Care Services


       The Company's comprehensive strategy allows it to provide a full range of home health care services to a patient, enabling the physicians, payors and patients to deal with a single provider. All Caretenders services are rendered through care management by a registered nurse, which coordinates nursing, home infusion and equipment services.

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

       Caretenders is compensated for its services through (i) private pay (paid by personal funds), (ii) Medicare, (iii) Medicaid, and (iv) other third party payors (e.g. insurance companies). See "Item 1. Business -
       - Payment Sources". Caretenders employs compensation specialists who advise patients as to the availability of sources of payment for its services.

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

       The Company's adult day health centers provide professional, high quality adult day health services for disabled or frail adults who require some care or supervision, but who do not require intensive medical attention or institutionalization. The average center provides care for over 60 guests per day, seven days a week. Round-trip transportation is provided to each participant.

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

       Through care management by a Registered Nurse (RN), Caretenders helps families identify solutions for caring for loved ones who can no longer meet their own health and personal care needs. Through the Company's Care Manager, families can learn about their choices for long-term care for seniors and choose from Caretenders' SeniorCare Day and Home Health Care Centers as well as other available community based resources.

       As of March 31, 1997, the Company's conducts its services in centers in the following locations:


                       Home        Adult Day      Managed
Locations             Heath          Health       Agencies       Total

Kentucky:
  Louisville area        5             1             9            15
  Lexington area         8             1             3            12
  Elizabethtown area     -             -             6             6
Indiana:
 Evansville              3             -             -             3
  Indianapolis           1             -             -             1
Ohio:
  Cincinnati             1             1             -             2
  Columbus               2             -             -             2
  Cleveland              2             -             -             2
  Youngstown             1             -             -             1
Massachusetts:
  Boston                 3             -             -             3
Connecticut:
  Stamford               1             1             -             2
  Middlebury             -             1             -             1
  Danbury                -             1             -             1
Maryland:
  Baltimore              -            10             -            10
Virginia:
  Richmond               2             -             -             2
Alabama:
  Birmingham             6             1             -             7
Florida:
  Fort Lauderdale        2             -             -             2
  West Palm Beach        -             1             -             1
Total                   37            18            18            73

       Capacity for the Company's adult day health centers was 976 guests per day at the beginning of the year and grew by 38% to 1,343 guests per day by the end of the year.

       The Company is currently engaged in an expansion strategy that began in late fiscal 1996 and will continue for the foreseeable future. During this expansion period the Company expects to add up to 28 additional adult day health centers and 15 home health care centers. Since the inception of the expansion strategy, the Company has added 5 adult day health services and 9 home health care centers.

       The following table details the change in the Company's centers during 1997:

                              Home      Adult Day    Managed
                              Health      Health     Agencies     Total

       Centers as of 3/31/96   29          14          14         57
         Change:
             Acquired           2           1          -           3
             Opened             7           3          4          14
             Closed             -           -          -           -
             Sold              (1)          -          -          (1)
                             -----        ----       ----       -----
         Subtotal               8           4          4          16
                             -----        ----       ----       -----
       Centers as of 3/31/97   37          18          18         73
                             =====        ====       ====       =====



       Divestitures


       On February 18, 1995, the Company entered into an arrangement with Columbia/HCA Healthcare Corporation (_Columbia_), under which Columbia acquired the Company's Certificate of Need to provide nursing services to patients in eight counties in the Elizabethtown, Kentucky area and hired the Company to manage the operations until the year 2000.

       Acquisition Policy

       The Company continually considers and reviews possible acquisitions of businesses that provide health care services similar to those currently offered by Caretenders' companies. Factors which may affect future acquisition decisions include the quality and potential profitability of the company under consideration, and the Company's ability to finance the transaction.

       During 1997, the Company completed three transactions to acquire two intermittent home nursing services operations and an adult day health services operation. These operations added to the Company's market presence in both Ohio and Florida. No pro forma financial information has been provided as the acquisitions, individually and in the aggregate, are not significant compared to the Company's existing operations.

       Subsequent to March 31, 1997, the Company signed a letter of intent to purchase a business operating an adult day health center in Northern Ohio.




       Competition, Marketing and Customers


       Home Health Care


       The home health care industry is highly competitive but fragmented, with competition largely focused on individual products or services. The Company's competitors can be classified into three categories: nursing services, infusion therapy, and medical equipment.

       The Company believes competition is based primarily on the quality of service provided, and such quality is measured by responsiveness and the technical ability of the professional staff. The scope of services offered, relationships with referral sources and price are also competitive considerations. Caretenders competes with larger home health care providers through its comprehensive strategy, which facilitates focused accountability, quality, reduced administrative burdens and convenience for patients and physicians. Another competitive factor in the home health care industry is accreditation by JCAHO (Joint Commission on Accreditation of Healthcare Organizations), a not-for-profit accreditation organization. All Caretenders offices are accredited by JCAHO.

       In addition to the larger national companies, Caretenders also competes with numerous local and regional companies and pharmacies. Many of the Company's competitors have greater resources than the Company.

       The Company's home health services are marketed by a direct sales force primarily to hospital discharge planners, physicians and insurance and managed care organizations. Referrals may also be sought through advertisements in several local specialty publications, attendance at major trade shows and voluntary participation in JCAHO. The Company also utilizes consumer-direct sales, marketing and advertising programs designed to increase its private pay business.

       Adult Day Health Services


       Like the home health care industry, the adult day health services industry is also highly competitive but fragmented. Competitors include: other adult day health centers, ancillary programs provided by nursing homes and hospitals; other government-financed facilities, retirement communities, and senior adult associations.

       The Company believes the primary competitive factors are quality of service and reputation among referral sources. However, competitors are increasingly focusing attention on providing alternative site health care services. Caretenders competes by offering a high quality of care and by helping families identify and access solutions for care via Caretenders' SeniorCare Solutions. Adult day care competitive advantages include transportation and superior facilities and guest activity programs.

       The Company markets its adult day health services through its adult day health center directors and the marketing staff. The directors contact referral sources in their areas to market the Company's services. Major referral sources include: Offices on Aging, social workers, hospital discharge planners and group living facilities.

Government Regulations

The health care industry has experienced extensive and dynamic change.
In addition to economic forces and regulatory influences, continuing political debate is subjecting the health care industry to significant reform. Health care reform proposals have been formulated by the current federal government administration, members of Congress, and, periodically, state legislators. Government officials can be expected to continue to review and assess alternative health care delivery systems and payment methodologies. Changes in the law or new interpretations of existing laws may have a dramatic effect on the definition of permissible or impermissible activities, the relative cost of doing business, and the methods and amounts of payments for medical care by both governmental and other payors. Legislative changes to "balance the budget" and slow the annual rate of growth of Medicare and Medicaid are expected. Such changes may impact reimbursement for home health care. There can be no assurance that future legislation or regulatory changes will not have a material adverse effect on the future operations of the Company.

The Company's business is subject to extensive federal, state and local regulation.

Permits and Licensure

Many states require companies providing certain home health care services to be licensed as home health agencies. The Company currently is licensed as a home health agency where required by the law of the states in which it operates. In addition, certain of the Company's pharmacy operations require state licensure and are also subject to federal and other state laws and regulations governing pharmacies and the packaging and repackaging and dispensing of drugs (including oxygen). Federal laws may require registration with the Drug Enforcement Administration of the United States Department of Justice and the satisfaction of certain requirements concerning security, record keeping, inventory controls, prescription order forms and labeling.
In addition, certain health care practitioners employed by the Company require state licensure and/or registration and must comply with laws and regulations governing standards of practice. The failure to obtain, renew or maintain any of the required regulatory approvals or licenses could adversely affect the Company's business. There can be no assurance that either the states or the federal government will not impose additional regulations upon the Company's activities which might adversely affect its business, results of operations or financial condition.

Certificates of Need

Certain states require companies providing home health care services to obtain a certificate of need issued by a state health planning agency. Some states require such certificates of need only for Medicare-certified home health agencies. Where required by law, the Company has obtained certificates of need from those states in which it operates. There can be no assurance that the Company will be able to obtain any certificates of need which may be required in the future if the Company expands the scope of its services or if state laws change to impose additional certificate of need requirements, and any attempt to obtain additional certificates of need will cause the Company to incur certain expenses.

Other Regulations

A series of laws and regulations dating back to the Omnibus Budget Reconciliation Act of 1987 ("OBRA 1987") have been enacted and apply to the Company's operation. Periodic changes have occurred from time to time since the 1987 Act including reimbursement reduction and changes to payment rules.

As a provider of services under the Medicare and Medicaid programs, the Company is subject to the Medicare and Medicaid anti-kickback statute, also known as the "fraud and abuse law." This law prohibits any bribe, kickback, rebate or remuneration of any kind in return for, or as an inducement for, the referral of Medicare or Medicaid patients. The Company may also be affected by the federal physician self-referral prohibition, known as the "Stark" law, which, with certain exceptions,prohibits physicians from referring patients to entities in which they have a financial interest. Many states in which the Company operates have adopted similar self-referral laws, as well as laws that prohibit certain direct or indirect payments or fee-splitting arrangements between health care providers, if such arrangements are designed to induce or to encourage the referral of patients to a particular provider.

Health care is an area of extensive and dynamic regulatory change. Changes in laws or regulations or new interpretations of existing laws or regulations can have a dramatic effect on permissible activities, the relative costs associated with doing business, and the amount and availability of reimbursement by government and third-party payors. Furthermore, the Company will be required to comply with applicable regulations in each new state in which it desires to provide services.

Management believes that the Company operations are in material compliance with applicable laws. The Company, however, is unable to predict what additional government regulations, if any, affecting its business may be enacted in the future, how existing or future laws and regulations might be interpreted or whether the Company will be able to comply with such laws and regulations either in the markets in which it presently conducts, or wishes to commence, business. The Company also is subject to routine and periodic surveys and audits by various governmental agencies.


Potential Reimbursement Changes

In the fall of 1995, Congress proposed reductions in the Medicare reimbursement rate for home oxygen therapy service and equipment, which legislation was vetoed by President Clinton. Despite the presidential veto, Congress continues to consider legislation affecting reimbursement of these items, and President Clinton's proposed budget for 1998 includes a provision that would require Medicare to obtain competitive bidding for all clinical laboratory services, home medical equipment (including home oxygen)and orthotics. Consequently, Medicare reimbursement rates for oxygen services and equipment could be reduced. The Company cannot be certain of the timing or level of reductions for Medicare oxygen and equipment reimbursement. Any such reductions could have a material adverse effect on the operating results and cash flows of the Company.

Congress is also currently considering establishing a prospective payment system ("PPS") for home health services. Proposals include lowering cost limits over the short-run and implementing a per-episode PPS for home health not later than 1999. Currently, HCFA is running a demonstration project to test per episode reimbursement for home health services. Any such prospective payment system could have a material effect on the operating results and cash flows of the Company.

The Company is unable to predict whether the proposed Medicare prospective payment system and/or Medicare reimbursement rates for oxygen services and equipment will be enacted or what final form such legislation might take. Furthermore, the Company cannot predict what additional government regulations, if any, affecting its business may be enacted in the future, how existing or future laws and regulations might be interpreted, or whether the Company will be able to comply with such laws and regulations in its existing or future markets.

       Payment Sources


       The Company receives payments from Medicare, Medicaid and other cost reimbursement programs, private pay and insurance policies as detailed below. The Company's dependence on government sponsored reimbursement programs makes it vulnerable to possible legislative and administrative regulations and budget cut-backs that could adversely affect the number of persons eligible for such programs, the amount of allowed reimbursements or other aspects of the program, any of which could materially affect the Company. In addition, loss of certification or qualification under Medicare/Medicaid programs could materially affect the ability of the Company's adult day health and home health care businesses to effectively market their services.

       The Company's future operating results are dependent in part upon its ability to attract customers able to pay for the Company's charges from their own and their families' financial resources. Circumstances which adversely affect the ability or desire of seniors to pay for the Company's services could have an adverse effect on the Company.

       The following table sets forth the Company's net revenues derived from each major class of payer during the following fiscal years (by percentage of net revenues):

                                   1997                         1996
                       ---------------------------  ---------------------------
                                         Insurance                    Insurance
       Business Unit   Medicare Medicaid & Private  Medicare Medicaid & Private

       Home Health       47.3%     10.6%    42.1%     39.6%    12.3%     48.1%
       Services
       Adult Day Health   0.0%     80.2%    19.8%      0.0%    78.1%     21.9%
       Services
       Total - All       38.7%     23.3%    38.0%     30.2%    24.7%     45.1%
       Services



       Changes in payment sources from 1996 to 1997 are primarily a result of the Company's acquisition and expansion activities.

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

       Insurance


       The Company and its subsidiaries carry general liability and professional liability insurance. The Company also carries product liability insurance associated with those operations requiring such coverage, including the durable medical equipment operations. The Company's properties are covered by casualty insurance policies. The Company carries directors and officers liability with a $3,000,000 limit. The Company believes that its present insurance coverage is adequate.


       Employees and Labor Relations


       As of March 31, 1997, the Company had approximately 2,600 employees. None of the Company's employees are represented by a labor organization. Management believes its relationship with the Company's employees is satisfactory.


       Cautionary Statements


       Information provided herein by the Company contains, and from time to time the Company may disseminate material and make statements which may contain forward-looking information, as that term is defined by the Private Securities Litigation Reform Act of 1995 (the Act). These cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of safe harbor provisions of the Act. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements as a result of various factors including but not limited to the following:

       (i) In recent years, an increasing number of legislative proposals have been introduced or proposed in Congress and in some state legislatures that would effect major changes in the health care system, either nationally or at the state level. However, the Company cannot predict whether any of the proposals will be adopted, and if adopted, no assurance can be given that the implementation of such reforms will not have a material impact on the operations of the Company.

       (ii) The Company derives substantial portions of its revenues from third-party payors, including government reimbursement programs such as Medicare and Medicaid, and non-government sources such as commercial insurance companies, HMOs, PPOs and contract services. These payors have undertaken cost-containment measures designed to limit payments to health care providers. There can be no assurance that payments under these programs will be sufficient to cover the costs allocable to patients eligible for reimbursement. The Company cannot predict whether and what proposals or cost containment measures will be adopted or, if adopted, what effect, if any, such proposals might have on the operations of the Company.

       (ii) The Company competes with numerous well established competitors which have substantially greater financial resources than the Company. Competitors are increasingly focusing attention on providing alternative site health care services, specifically on adult day health services. Such increasing competition may adversely affect revenues and profitability of Company operations.

       (iii) The Company believes its present insurance coverage is adequate. However, there can be no assurance that such insurance will be available, or, if available, that such insurance will be either adequate to cover the Company's liabilities or available at affordable rates. In addition, increasing insurance costs, and the increasing unwillingness of insurance companies to insure against certain types of losses, raise some questions as to whether the Company will be able to obtain or continue its present insurance coverage. The inability to obtain adequate insurance coverage at affordable rates, or a loss of existing coverage, could have a material effect on the Company.

       (iv) The Company's future operating results are dependent in part upon its ability to attract customers able to pay for the Company's charges from their own and their families' financial resources. Circumstances which adversely affect the ability or desire of seniors to pay for the Company's services could have an adverse effect on the Company. In the event that the Company encounters difficulty in attracting seniors with adequate resources to pay for the Company's services, the Company would be adversely affected.

       (iv) The Company provides its services to individuals in home and community settings. Severe winter weather may hinder the Company's ability to provide its services and thus impact operating results.

       (v) During fiscal 1998, the Company plans to develop up to 11 new adult day health centers after which the Company plans to continue development efforts at a similar or accelerated pace. The Company's ability to achieve its development plans will depend upon a variety of factors, many of which are beyond the Company's control. There can be no assurance that the Company will not suffer delays in its development program, which could slow the Company's growth. The successful development of additional operations will involve a number of risks including the possibility that the Company may be unable to locate suitable sites at acceptable prices or may be unable to obtain, or may experience delays in obtaining, necessary zoning, land use, building, occupancy, licensing and other required governmental permits and authorizations.



       ITEM 2.   PROPERTIES

       The Company's executive offices are located in Louisville, Kentucky in approximately 25,000 square feet of space leased from an unaffiliated party.

       The Company has 38 locations that each lease from approximately 600 to 17,000 square feet of space in their respective locations. The Company believes that its facilities are adequate to meet its current needs, and that additional or substitute facilities will be available if needed.



       ITEM 3.  LEGAL PROCEEDINGS

       The Company, from time to time, is subject to claims and suits arising in the ordinary course of its business, including claims for damages for personal injuries. In the opinion of management, the ultimate resolution of any of these pending claims and legal proceedings will not have a material effect on the Company's financial position or results of operations.

       On January 26, 1994 Franklin Capital Associates LP, Aetna Life and Casualty Company and Aetna Casualty and Surety Company, shareholders, who at one time held approximately 320,000 shares of the Company's common stock (approximately 13% of shares outstanding) filed suit in Chancery Court of Williamson County, Tennessee claiming unspecified damages not to exceed three million dollars in connection with registration rights they received in the Company's acquisition of National Health Industries in February 1991. The suit alleges the Company failed to use its best efforts to register the shares held by the plaintiffs as required by the merger agreement. The Company believes it has meritorious defenses to the claims and does not expect that the ultimate outcome of the suit will have a material impact on the Company's results of operations or financial position. The Company plans to vigorously defend its position in this case. No amounts have been recorded in the accompanying financial statements related to this suit.

       In January 1997, Aetna Life and Casualty Company withdrew its claim against the Company without prejudice.



       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       Not applicable.

                                     PART II

       ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       The Company's common stock is traded on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol "CTND". The prices shown below represent prices between dealers, do not indicate retail mark-ups, mark-downs or commissions, and do not necessarily represent actual transactions. Set forth below are the high and low bid quotations for the common stock for the periods indicated. The prices for the common stock were provided by NASDAQ.

       Closing Common Stock Prices

              Quarter Ended:                 High           Low
                 June 30, 1995                6.75          5.25
                 September 30, 1995           8.38          5.75
                 December 31, 1995            8.13          5.75
                 March 31, 1996               8.38          5.88
                 June 30, 1996                9.63          6.50
                 September 30, 1996           7.75          5.25
                 December 31, 1996            7.00          5.37
                 March 31, 1997               6.75          5.37


       On June 23, 1997, the last reported representative bid price for the Common Stock reported on the NASDAQ National Market System was $
       8.1875 and there were approximately 727 holders of record of the Company's Common Stock. No cash dividends have been paid by the Company.

       ITEM 6.  SELECTED FINANCIAL DATA

       The following table sets forth selected financial information derived from the consolidated financial statements of the Company for the periods and at the dates indicated. This information has been restated to reflect the Company's 1 for 5 reverse stock split as further explained in Note 1 to the consolidated financial statements of the Company. The information is qualified in its entirety by and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this and prior year Form 10-Ks.

                     Consolidated Selected Financial Information

         (Dollar amounts in
                000's                     Year Ended March 31,
          except per share
                data)

                                  1997     1996      1995      1994     1993
         Results of Operations
         Net revenues          $76,773  $63,227   $60,836   $50,857  $36,527
         Net Income (loss):
          Continuing operations  1,759    1,575     1,248       627      611
          Discontinued operations   --       --        --        --   (1,339)

         Net Income (loss)       1,759    1,575     1,248       627     (728)

         Per share: (2)
           Primary:
             Number of shares    3,142    3,149     3,145     3,153    2,354 (1)
           Net Income  (loss)from:
            Continuing operations $.56     $.50      $.40      $.20     $.26 (1)
            Discontinued opeations  --       --        --        --    (0.57)
           Net Income (loss)      $.56     $.50      $.40      $.20   $(0.31)

           Fully diluted:
            Number of share      3,142    3,149     3,145     3,175      N/A (1)
           Net income from:
            Continuing operations $.56     $.50      $.40      $.20      N/A (1)
           Net Income             $.56     $.50      $.40      $.20      N/A


         Balance sheet  Data as of:           March 31,

                                  1997     1996      1995     1994      1993

         Working capital       $17,471  $13,844   $11,641   $8,001    $2,193
         Total assets           38,745   33,217    31,073   30,806    29,377
         Long term liabilites   10,689    6,805     7,094    7,367     1,690
         Total liabilities      18,081   14,313    13,744   14,731    13,929
         Stockholders'          20,663   18,904    17,329   16,075    15,448
         equity

       (1)does not include convertible preferred shares due to accounting rules relating to calculation of loss per share

       (2) In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, Earnings Per Share. The standard modifies disclosure requirements for companies required to report earnings per share to include presentations of Basic and, if applicable, Diluted Earnings per Share. The impact of this standard was not significant for all years presented and, therefore, no additional earnings per share information has been included in this table.


       ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       OVERVIEW


       Strategic Focus

       The Company is positioning itself to take advantage of healthcare reform activities by focusing its resources into its home and community based health care business units which consist of adult day health services and home health care (home health care includes nursing, infusion therapy and durable medical equipment). These businesses are involved with the delivery of health care in alternative settings which the Company believes are preferred by consumers and operate at lower costs than hospitals and nursing homes. The trend toward alternative site delivery of healthcare is increasing, as more payor organizations are seeking to reduce the costs of medical care.

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

       Utilizing its strengths in home health care and adult day health services, the Company is actively addressing the issue of senior care in America by its comprehensive strategy _ Caretenders SeniorCare Solutions. Through care management by a Registered Nurse
       (RN), Caretenders helps families identify solutions for caring for loved ones who can no longer meet their own health and personal care needs. Through the Company's Care Manager, families can learn about long-term care options available for seniors and obtain assistance in choosing from Caretenders' SeniorCare Day and Home Health Care Centers or, if appropriate, other available community based resources.

       The Company is currently engaged in an expansion strategy that began in late 1996 and will continue for the foreseeable future. During this expansion period the Company expects to add up to 28 additional adult day health centers and 15 home health care centers. Since the inception of the expansion strategy, the Company has added 5 adult day health services and 9 home health care centers.

       The following table details the change in the Company's centers during 1997:

                              Home      Adult Day    Managed
                              Health      Health     Agencies     Total
       Centers as of 3/31/96   29          14          14         57
         Change:
             Acquired           2           1          -           3
             Opened             7           3          4          14
             Closed             -           -          -           -
             Sold              (1)          -          -          (1)
                             -----        ----       ----       -----
         Subtotal               8           4          4          16
                             -----        ----       ----       -----
       Centers as of 3/31/97   37          18          18         73
                             =====        ====       ====       =====



       Earnings - 1997

       The Company experienced a 12% increase in net income despite investing approximately $1.2 million of initial operating losses related to geographic expansion. The increase in net income was primarily a result of a 21% increase in net revenues experienced by the Company due to increased volume. Selling, General and Administrative costs improved as a percent of revenue dropping 1.1% to 12.2% on increased revenues. Earnings per share were $.56 in 1997 as compared to $.50 for 1996. Initial operating losses related to geographic expansion lowered 1997 earnings per share by $0.39 versus $0.02 in 1996.

       RESULTS OF OPERATIONS


Fiscal Year Ended March 31, 1997 Compared With Fiscal Year Ended March 31, 1996


                               Caretenders Health Corp.
                                    Operating Data
                             for the Years Ended March 31,
                                (amounts in thousands)



                                 1 9 9 7          1 9 9 6          Change
                            ----------------  ----------------  --------------
                                      % of              % of
                            Amount  Revenues  Amount  Revenues   Amount     %

      Net Revenues
       Home Health Care    $62,796    81.8%  $50,822    80.4%   $11,974   23.6%
       Adult Day Health
       Services             13,977    18.2%   12,405    19.6%     1,572   12.7%
                           -------   ------   ------   ------    ------  ------
                            76,773   100.0%   63,227   100.0%    13,546   21.4%

      Cost of Sales and Services
       Home Health Care     49,301    78.6%   39,399    77.5%     9,902   25.1%
       Adult Day Health
       Services             10,968    78.4%    9,331    75.2%     1,637   17.5%
                           -------    -----   ------   ------    ------  ------
                            60,269    78.5%   48,730    77.1%    11,539   23.7%



      Center Contribution
       Home Health Care     13,495    21.4%   11,423    22.5%     2,072   18.1%
       Adult Day Health
       Services              3,009    21.6%    3,074    24.8%       (65)  (2.1%)
                           -------   ------   ------    -----     ------  ------
                            16,504    21.5%   14,497    22.9%     2,007   13.8%


     Selling, General &
     Administrative          9,363    12.2%    8,438    13.3%       925   11.0%
     Provision for
      Uncollectible Accounts 2,216     2.9%    1,669     2.6%       547   32.8%
     Depreciation and
      Amortization           2,239     2.9%    2,057     3.3%       182    8.8%
     Interest and Other, Net   771     1.0%      623     1.0%       148   23.8%
                            ------   ------   ------    -----    ------  ------
     Income Before Taxes    $1,915     2.5%   $1,710     2.7%      $205   12.0%
                            ======   ======   ======    =====    ======  ======


            Home Health Care Net Revenues. Net revenue increases in the Company's existing markets were primarily the result of increased volume for nursing services. Nursing volumes increased 38.7%. Additional volumes in respiratory and durable medical equipment and infusion therapies drove a combined 17.1% increase for those two service lines.

            Home Health Care Cost of Sales and Services. Cost of sales and services as a percent of net revenues increased primarily as a result of incurring $770,000 of initial operating losses from geographic expansion.

            Adult Day Health Services Net Revenues. The increase of $1.6 million in adult day health services revenues is primarily attributable to improved occupancy in existing markets. Total days of service provided increased 9.9% from 214,600 in 1996 to 236,000 in 1997. As of March 31, 1997, the Company had 18 centers in operation.

            Adult Day Health Services Cost of Sales and Services. As a percent of net revenues, cost of sales and services increased primarily as a result of absorbing $495,000 of initial operating losses from geographic expansion.

            Selling, General and Administrative. The increase of $925,000 is due primarily to an increase in certain administrative staff levels and costs incurred related to the Company's geographic expansion.

            Provision for Uncollectible Accounts. The provision for uncollectible accounts for the year ended March 31, 1997 was recorded based on management's evaluation of collectibility.

            Depreciation and Amortization. The increase of $182,000 is primarily due to capital investments made by the Company. These capital investments principally relate to geographic expansion and replacement of certain medical equipment.

            Interest and Other, Net.   The increase in interest and other,
            net is primarily a result of higher average outstanding debt levels associated with the Company's acquisition and expansion activities.

            Income Taxes. As of March 31, 1997, the Company has net deferred tax assets of approximately $1,264,000. The net deferred tax asset is composed of $1,647,000 of deferred tax assets and $383,000 of deferred tax liabilities.

            Although the Company has experienced losses in the past, management believes that the Company will be able to realize its recorded deferred tax assets. The Company's ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, competitive pressures on revenues and margins and legislation and regulation at all levels of government. There can be no assurances that the Company will meet its expectations of future taxable income. However, management has considered the above factors in reaching its conclusions that it is more likely than not that future taxable income will be sufficient to fully utilize the deferred tax assets as of March 31, 1997.

Fiscal Year Ended March 31, 1996 Compared With Fiscal Year Ended March 31, 1995


                               Caretenders Health Corp.
                                    Operating Data
                             for the Years Ended March 31,
                                (amounts in thousands)



                                 1 9 9 6          1 9 9 5          Change
                            ----------------  ----------------  --------------
                                      % of              % of
                            Amount  Revenues  Amount  Revenues   Amount     %

      Net Revenues
       Home Health Care    $50,822    80.4%  $50,330    82.7%   $   492    1.0%
       Adult Day Health
       Services             12,405    19.6%   12,405    17.3%     1,899   18.1%
                           -------   ------   ------   ------    ------  ------
                            63,227   100.0%   60,836   100.0%     2,391    3.9%

      Cost of Sales and Services
       Home Health Care     39,399    77.5%   40,246    80.0%      (847)  (2.1%)
       Adult Day Health
       Services              9,331    75.2%    7,986    76.0%     1,345   16.8%
                           -------    -----   ------   ------    ------  ------
                            48,370    77.1%   48,232    79.3%       498    1.0%



      Center Contribution
       Home Health Care     11,423    22.5%   10,084    20.0%     1,339   13.3%
       Adult Day Health
       Services              3,074    24.8%    2,520    24.0%       554   22.0%
                           -------   ------   ------    -----     ------  -----
                            14,497    22.9%   12,604    20.7%     1,893   15.0%


     Selling, General &
     Administrative          8,438    13.3%    6,642    10.9%     1,796   27.0%
     Provision for
      Uncollectible Accounts 1,669     2.6%    1,689     2.8%       (20)  (1.2%)
     Depreciation and
      Amortization           2,057     3.3%    2,300     3.8%      (243) (10.6%)
     Interest and Other, Net   623     1.0%      671     1.1%       (48)  (7.2%)
                            ------   ------   ------    -----    ------  ------
     Income Before Taxes    $1,710     2.7%   $1,302     2.1%      $408   31.4%
                            ======   ======   ======    =====    ======  ======

            Home Health Care Net Revenues. Net revenue increases in the Company's existing markets is primarily the result of increased volume for nursing services and durable medical equipment offset partially by decreased volume for infusion therapies. Nursing volumes increased 12% while durable medical equipment volumes increased 23%.

            Net revenues for 1995 included $4,466,000 related to operations sold during 1995. After adjusting 1995 revenues to remove operations sold, home health care net revenues increased 12.3%. Contribution continues to be generated from these operations under management contracts.

            Home Health Care Cost of Sales and Services. Cost of sales and services as a percent of net revenues decreased primarily as a result of improved volumes in all markets and reductions in cost as a result of operations sold.

            Adult Day Health Services Net Revenues. The increase of $1.9 million in adult day health services net revenues is attributable to improved occupancy in all markets, improvement in mix of payors and rate increases. Total days of service provided increased 14% from 188,480 in 1995 to 214,600 in 1996. As of March 31, 1996, the Company had 14 centers in operation.

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

       Liquidity and Capital Resources


        Revolving Credit Facility


         The Company has a $12 million revolving credit facility with the Healthcare Financial Services Division of Heller Financial, Inc. Interest accrues on amounts drawn under the facility at a rate of 1 percent over prime. Availability is determined pursuant to a formula principally consisting of a percentage of accounts receivable subject to certain exclusions. At March 31, 1997, the Company has total cash and unused borrowings of approximately $3.3 million available for working capital and development. The facility will remain in effect until October 13, 1998 and for annual one year terms thereafter unless either party to the credit agreement provides the other with a written notice of termination 60 days prior to the renewal date.

         This facility should provide working capital resources sufficient to support operations for the next year. Management will continuously pursue additional capital including possible debt and equity investments in the Company to support a more rapid development of the business than would be possible with internal funds.


        Cash Flows


            Key elements to the Consolidated Statements of Cash Flows were (in thousands):


            Net Change in Cash and Cash
            Equivalents                        1997       1996         1995

            Provided by (used in)
                Operating activities        $   442    $ 1,817     $ (1,803)
                Investing activities         (4,257)      (993)        1,721
                Financing activities          3,269       (528)      (1,169)
            Net Change in Cash and  Cash
            Equivalents                      $ (546)    $  296     $ (1,251)



            1997

            Net cash provided by operating activities of approximately $442,000 resulted principally from current period earnings net of changes in accounts receivable and accounts payable and accrued expenses. Net cash used in investing activities of approximately $4.3 million resulted principally from amounts invested in acquisition and expansion activities and capital expenditures related to purchase of certain durable medical equipment and real estate. Net cash provided by financing activities of approximately $3.3 million resulted primarily from an increase in the Company's credit facility related to investments made in acquisitions and geographic expansion.

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

Health Care Reform


The health care industry has experienced extensive and dynamic change.
In addition to economic forces and regulatory influences, continuing political debate is subjecting the health care industry to significant reform. Health care reform proposals have been formulated by the current federal government administration, members of Congress, and, periodically, state legislators. Government officials can be expected to continue to review and assess alternative health care delivery systems and payment methodologies. Changes in the law or new interpretations of existing laws may have a dramatic effect on the definition of permissible or impermissible activities, the relative cost of doing business, and the methods and amounts of payments for medical care by both governmental and other payors. Legislative changes to "balance the budget" and slow the annual rate of growth of Medicare and Medicaid are expected. Such changes may impact reimbursement for home health care. There can be no assurance that future legislation or regulatory changes will not have a material adverse effect on the future operations of the Company.


Impact of Inflation

Management does not believe that inflation has had a material effect on income during the past several years.

       ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      CARETENDERS HEALTH CORP. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME


                                                  Year Ended March 31,

                                                    1997        1996       1995

     Net revenues                            $76,773,039    $63,226,968   $60,836,495
     Cost of sales and services               60,268,808     48,729,847    48,231,522
     Selling, general and administrative       9,363,031      8,438,050     6,641,921
     Depreciation and amortization expense     2,239,194      2,057,092     2,300,034
     Provision for uncollectible accounts      2,215,537      1,668,844     1,688,521

     Income before interest and other
     income (expense)and provision
     for income taxes                          2,686,469      2,333,135     1,974,497


     Interest expense, net                      (771,099)      (622,852)     (770,294)
     Other income and expense, net                  -              -           97,500
     Income before provision for income taxes  1,915,370      1,710,283     1,301,703
     Provision for income taxes                  156,000        135,000        54,041

     Net income                              $ 1,759,370    $ 1,575,283   $ 1,247,662


     PER SHARE:
      Weighted average common and common
     equivalent shares
         outstanding                           3,141,865      3,148,707     3,144,518
     Net income per common and common
       equivalent share                            $0.56          $0.50         $0.40
     Net income per common share -
       assuming full dilution                      $0.56          $0.50         $0.40



           The accompanying notes to consolidated financial statements are an integral part of these financial statements.


                      CARETENDERS HEALTH CORP. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS



                             ASSETS                      March 31,    March 31,
                                                            1997      1996
       CURRENT ASSETS:
          Cash and cash equivalents                     $1,014,604   $1,561,041
          Accounts receivable - net of allowance for
           uncollectible accounts of approximately
           $3,153,000 and $2,900,000, respectively      20,436,964   17,197,400
          Prepaid expenses and other current assets      1,765,168    1,487,876
          Deferred tax assets                            1,646,990    1,105,000

               TOTAL CURRENT ASSETS                     24,863,726   21,351,317

       PROPERTY AND EQUIPMENT - net                      4,959,217    3,981,934
       COST IN EXCESS OF NET ASSETS ACQUIRED - net of
        accumulated amortization of approximately
        $1,430,000 and $1,190,000, respectively          7,723,263    7,005,232
       OTHER ASSETS                                      1,198,367      878,351
                                                       -----------  -----------
                                                       $38,744,573  $33,216,834
                                                       ===========  ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY

       CURRENT LIABILITIES:
         Accounts payable - trade                       $3,334,671   $3,306,484

          Accrued salaries, commissions, benefits and
           other expenses                                3,696,350    3,661,967
          Current portion of term debt and capital lease
           obligations                                     261,716      432,329
          Other current liabilities                        100,000      106,986

                 TOTAL CURRENT LIABILITIES               7,392,737    7,507,766

       LONG-TERM LIABILITIES:
          Revolving credit facility                      9,754,640    5,851,708
          Term debt and capital lease obligations          145,308      321,839
          Other liabilities                                788,616      631,619

                 TOTAL LONG-TERM LIABILITIES            10,688,564    6,805,166

                 TOTAL LIABILITIES                      18,081,301   14,312,932


       COMMITMENTS AND CONTINGENCIES (Note 7)

       STOCKHOLDERS' EQUITY:
            Common stock, par value $.10;
            10,000,000 shares authorized; 3,129,436
            issued and outstanding                         312,944      312,944
            Treasury stock, at cost, 10,000 shares         (95,975)     (95,975)
            Additional paid-in capital                   5,337,876   25,337,876
            Accumulated deficit                         (4,891,573)  (6,650,943)

                 TOTAL STOCKHOLDERS' EQUITY             20,663,272   18,903,902
                                                       -----------  -----------
                                                       $38,744,573  $33,216,834
                                                       ===========  ===========

             The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

CARETENDERS HEALTH CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED MARCH 31, 1997, 1996, and 1995

                                   Covertible Voting Preferred Stockholders' Equity
              Common Stockholders' Equity
                                                            Additional
                     Additional                                Total
                                       Preferred Stock        Paid-in                    Common Stock
 Treasury Stock       Paid-in     Accumulated              Stockholders'
                                      Shares      Amount      Capital      Total       Shares    Amount
  Shares   Amount      Capital       Deficit        Total      Equity
Balance, March 31, 1994              748,501      $37,425   $6,506,372  $6,543,797   2,380,155  $238,016
  10,000  $(95,975)  $18,863,001   $(9,473,888)  $9,531,154 $16,074,951

 Conversion of Preferred to Common  (748,501)     (37,425)  (6,506,372) (6,543,797)    748,501    74,850
     -         -       6,468,947           -      6,543,797         -
 Exercised options                       -            -            -           -           780        78
     -         -           5,928           -          6,006       6,006
 Net Income                              -            -            -           -           -         -
     -         -             -       1,247,662    1,247,662   1,247,662

Balance, March 31, 1995                  -            -            -           -     3,129,436   312,944
  10,000    (95,975)   25,337,876    (8,226,226)  17,328,619  17,328,619

 Net Income                              -            -            -           -           -         -
     -          -             -       1,575,283    1,575,283   1,575,283

Balance, March 31, 1996                  -            -            -           -     3,129,436   312,944
  10,000   (95,975)   25,337,876    (6,650,943)  18,903,902  18,903,902

 Net Income                              -            -            -           -           -         -
     -         -             -       1,759,370    1,759,370   1,759,370

 Balance, March 31, 1997                 -         $  -         $  -        $  -     3,129,436  $312,944
  10,000  $(95,975)  $25,337,876   $(4,891,573) $20,663,272 $20,663,272



The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                      CARETENDERS HEALTH CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                            Year Ended March 31,

                                                          1997        1996       1995

   Cash flows from operating activities:
    Net income                                      $ 1,759,370  $1,575,283 $1,247,662
    Adjustments to reconcile net income to net cash
    provided by (used in)operating activities:
        Gain on sale of assets                               -           -     (97,500)
        Depreciation and amortization                 2,239,194   2,057,092  2,300,034
        Deferred income tax benefit                    (192,000)   (492,000)  (580,000)
        Provision for uncollectible accounts          2,215,537   1,668,844  1,688,521

                                                      6,022,101   4,809,219  4,558,717

        Change in certain net current assets, net
         of the effects of acquisitions
        (Increase) decrease in:
            Accounts receivable                      (5,455,101) (3,588,432)(5,627,953)
            Prepaid expenses and other current assets  (274,784)   (551,879)    (6,346)
        Increase (decrease) in:
            Accounts payable and accrued expenses       156,628     999,625   (661,316)
            Other liabilities                            (6,985)    148,820    (65,517)

        Net cash provided by (used in) operating
         activities:                                    441,859   1,817,353 (1,802,415)

   Cash flows from investing activities:
        Proceeds from sale of businesses                   -        -  2,474,434

        Capital expenditures                         (2,620,942) (1,015,161)(1,222,781)
        Acquisitions, net of cash acquired           (1,084,846)       -          -
        Other assets                                   (551,245)     21,827    469,027

     Net cash (used in) provided by investing
      activities:                                    (4,257,033)   (993,334) 1,720,680

   Cash flows from financing activities:

       Principal payments on term debt and capital
       leases                                          (441,202)  (607,959) (1,167,243)
       Issuance of term debt and capital leases            -          -         35,396
       Net revolving credit facility borrowings
        (repayments)                                  3,902,932     80,206     (43,498)
       Other                                           (192,993)      -          6,006

     Net cash provided by (used in) financing
      activities:                                     3,268,737   (527,753) (1,169,339)

   Net (decrease) increase in cash                     (546,437)   296,266  (1,251,074)

   Cash and cash equivalents at beginning of year     1,561,041  1,264,775   2,515,849

   Cash and cash equivalents at end of year          $1,014,604 $1,561,041  $1,264,775


     Supplemental Information
        Cash paid for interest                         $690,851   $611,000    $736,000
        Cash paid for income taxes                      $52,000   $671,000     $93,700


             The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                      CARETENDERS HEALTH CORP. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



       NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES



       BASIS OF CONSOLIDATION AND DESCRIPTION OF BUSINESS


       The consolidated financial statements include the accounts of Caretenders Health Corp. and its wholly-owned subsidiaries ("the Company"). The Company provides adult day health services and home health care services to individuals in Alabama, Connecticut, Florida, Indiana, Kentucky, Maryland, Massachusetts, Ohio and Virginia. All material intercompany transactions and accounts have been eliminated in consolidation.

       CASH AND CASH EQUIVALENTS



       The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

       Uninsured deposits at March 31, 1997, and 1996 were approximately $1,015,000 and $1,561,000, respectively.

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



       COST IN EXCESS OF NET ASSETS ACQUIRED

       The costs in excess of fair value of net assets acquired are stated at cost and amortized on a straight-line basis over their estimated useful lives which range from 20 to 40 years.

                      CARETENDERS HEALTH CORP. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       Subsequent to its acquisitions, the Company evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. At March 31, 1997, no such events or circumstances existed warranting such revisions to the lives or recorded amounts of recorded goodwill. When factors indicate that goodwill should be evaluated for possible impairment, the Company will utilize appropriate methods (such as discounted cash flows over the remaining life of the goodwill), in measuring whether or not the goodwill is recoverable.

       LONG-LIVED ASSETS

       On April 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (SFAS 121). SFAS 121, under certain circumstances, requires a business to recognize an impairment related to its long-lived assets. Application of this standard did not impact the financial position or results of operations of the Company.


       CAPITALIZATION POLICIES

       Maintenance, repairs and minor replacements are charged to expense as incurred. Major renovations and replacements are capitalized to appropriate property and equipment accounts. Upon sale or retirement of property, the cost and related accumulated depreciation are eliminated from the accounts and the related gain or loss is recognized in income.

       Construction costs incurred to ready a project for its intended use are capitalized for major development projects and are amortized over the lives of the related assets. Pre-opening costs related to the start up of new operations and facilities are deferred and amortized over two years beginning with commencement of operations. The unamortized balance of capitalized pre-opening costs as of March 31, 1997 and 1996 was approximately $470,000 and $276,000, respectively and is included in other assets on the accompanying balance sheet.


       NET REVENUES

       Approximately 62%, 55%, and 57%, of net revenues for the fiscal years ended March 31, 1997, 1996, and 1995, respectively, were derived under federal and state third-party reimbursement programs. These revenues

                      CARETENDERS HEALTH CORP. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       are based, in part, on cost reimbursement principles and are subject to examination and retroactive adjustment by agencies administering
       the programs.   Management continuously evaluates the outcome of these
       reimbursement examinations and provides allowances for losses based upon the best available information. In the opinion of management, adjustments, if any, would not be material to the financial position or the results of operations of the Company.


       NET INCOME PER SHARE

       Net income per common and common equivalent share is computed based on the weighted average number of common shares and common equivalent shares outstanding. Common equivalent shares result from dilutive stock options, warrants, and convertible preferred stock.


       In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, Earnings Per
       Share (SFAS 128). The standard modifies disclosure requirements for companies required to report earnings per share (EPS) to include presentations of Basic EPS (which includes no dilution of common stock equivalents) and, if applicable, Diluted EPS (which reflects the potential dilution of common stock equivalents). The pro forma Basic and Diluted EPS for March 31, 1997, 1996 and 1995 are as follows:

                                        1997        1996        1995
       Earnings per share:
         Net Income
           Basic                        $ 0.56      $ 0.50      $ 0.40
           Diluted                      $ 0.56      $ 0.50      $ 0.40
       Weighted average  shares
       outstanding:
         Basic                       3,119,436   3,119,436   3,119,436
         Diluted                     3,141,865   3,148,707   3,144,518



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


       HEALTHCARE REFORM LEGISLATION, REGULATIONS AND MARKET CONDITIONS

The health care industry has experienced extensive and dynamic change.
In addition to economic forces and regulatory influences, continuing political debate is subjecting the health care industry to significant reform. Health care reform proposals have been formulated by the current federal government administration, members of Congress, and, periodically, state legislators. Government officials can be expected to continue to review and assess alternative health care delivery systems and payment methodologies. Changes in the law or new interpretations of existing laws may have a dramatic effect on the definition of permissible or impermissible activities, the relative cost of doing business, and the methods and amounts of payments for medical care by both governmental and other payors. Legislative changes to "balance the budget" and slow the annual rate of growth of Medicare and Medicaid are expected. Such changes may impact reimbursement for home health care. There can be no assurance that future legislation or regulatory changes will not have a material adverse effect on the future operations of the Company.

                      CARETENDERS HEALTH CORP. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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


       FINANCIAL STATEMENT RECLASSIFICATIONS

       Certain amounts have been reclassified in the 1996 and 1995 financial statements in order to conform to the 1997 presentation. Such reclassifications had no effect on previously reported net income.


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

       NOTE 2 - PROPERTY AND EQUIPMENT

       Property and equipment, including equipment under capital leases, consist of the following:

                                           March 31,     March 31,
                                             1997          1996

          Buildings and improvements     $   713,572   $   301,663
          Leasehold improvements           1,894,695     1,301,521
          Medical  equipment               5,291,958     4,143,983
          Office and other equipment       4,578,098     3,260,092
          Transportation equipment         1,763,843     1,825,866
                                        ------------   ------------
                                          14,242,166    10,833,125

          Less accumulated depreciation   (9,282,949)   (6,851,191)
                                        ------------   ------------
                                         $ 4,959,217   $ 3,981,934

</ABLE>

       Property and equipment acquired under capital leases consists principally of transportation, and office and other equipment, of $720,000 and $1,608,000 at March 31, 1997 and 1996, respectively against which obligations of approximately $165,000 and $434,000 were outstanding at those dates.

       Depreciation expense was approximately $1.8, $1.8, and $1.7 million for the fiscal periods ended March 31, 1997, 1996, and 1995, respectively.



                      CARETENDERS HEALTH CORP. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       NOTE 3 - REVOLVING CREDIT FACILITY


       The Company has a $12 revolving credit facility with the Healthcare
       Financial Services Division of Heller Financial, Inc.. Interest accrues on the facility at 1 percent over prime. Availability is determined pursuant to a formula principally consisting of a percentage of accounts receivable subject to certain exclusions, as defined. The facility is collaterialized by accounts receivable, inventory and a lien on the stock of the Company's subsidiaries. $12 million was available under the formula on March 31, 1997. The balance outstanding as of March 31, 1997 was approximately $9.8 million. The credit agreement contains certain restrictive covenants. The facility will remain in effect until October 13, 1998 and for annual one year terms thereafter unless either party to the credit agreement provides the other with a written notice of termination 60 days prior to the renewal date.



       NOTE 4 - TERM DEBT AND CAPITAL LEASE OBLIGATIONS



       Term debt and capital lease obligation borrowings consist of the following:

                                                  March 31,      March 31,
                                                     1997           1996
            The Company has various
            promissory notes and capital
            leases related to certain
            transportation and other
            equipment expiring at various
            dates through 1999.                      407,024        754,168

            Less current portion                    (261,716)      (432,329)
                                                   ----------   ------------
            Non-current obligations                $ 145,308     $  321,839


       As of March 31, 1997, future net minimum lease payments under capital leases and maturities of term debt are as follows:

                                                   Capital       Long-term
                                                    Leases          Debt
            1998                                   $ 136,316      $ 134,516
            1999                                      40,814         58,632
            2000                                           -         17,401
            2001                                           -         19,295
            2002                                           -         12,877
            Thereafter                                     -              -
            Total  minimum lease payments and       ----------   -----------
             maturities                               177,130    $   242,721
            Less amount representing interest         (12,827)   ===========
            Present  value  of  minimum  lease      ----------
             payments                                 164,303
            Less current portion                     (127,200)
                                                    ----------
            Long-term   portion   of   capital
             lease obligations                      $  37,103
                                                    ==========


       NOTE 5 - INCOME TAXES


       Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109) requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the Company's book and tax bases of assets and liabilities and tax carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. The principal tax carryforwards and temporary differences giving rise to the Company's deferred taxes consist of tax net operating loss carryforwards, differences in book and tax accounting for depreciation, bonuses, compensated absences, deferred compensation, and allowance for uncollectible accounts.



       The Company's deferred tax assets and liabilities were as follows:

                      CARETENDERS HEALTH CORP. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      March 31,     March 31,      March 31,
                                        1997           1996          1995
       Deferred tax assets

       Nondeductible reserves and
       allowances                     $1,338,000    $1,941,000    $1,871,000
       Net operating loss carryforwards  202,000       340,000       854,000
       AMT Credit                        107,000       120,000        90,000
                                      ----------    ----------    -----------
                                       1,647,000     2,401,000     2,815,000
       Valuation allowance                     -    (1,156,000)   (1,780,000)
                                      ----------    ----------    -----------
                                      $1,647,000    $1,245,000     $1,035,000

       Deferred tax liabilities

       Accelerated depreciation
       and other                        $383,000      $173,000       $455,000
                                      ----------    ----------     ----------
       Net deferred tax assets        $1,264,000    $1,072,000       $580,000
                                      ==========    ==========     ==========



       Provision for income taxes consist of the following:

                                            Year Ended  March 31,

                                       1997          1996         1995
          Federal - Current           $200,000     $  30,000    $  90,000
          State   and  local Current   148,000       135,000      242,000
          Deferred                    (192,000)      (30,000)    (277,959)
                                     ----------    ----------   ----------
                                       156,000      $135,000    $  54,041


                      CARETENDERS HEALTH CORP. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       A reconciliation of the statutory to the effective rate of the Company is as follows:

                                   March 31, 1997  March 31, 1996  March 31, 1995
 Tax provision using statutory rate     $651,000     $555,900       $442,600
 Goodwill                                $75,000      $71,400       $451,600
 Valuation Allowance and other       ($1,156,000)   ($624,000)   ($1,048,000)
 State and local taxes,
  net of federal benefit                $155,000      $89,100       $159,700
 Other, net                             $431,000      $42,600        $48,141
                                        --------     ---------    -----------
          Total                         $156,000     $135,000        $54,041


       Although the Company has experienced losses in the past, management believes that the Company will be able to realize its recorded deferred tax assets. The Company's ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, competitive pressures on revenues and margins and legislation and regulation at all levels of government. There can be no assurances that the Company will meet its expectations of future taxable income. However, management has considered the above factors in reaching its conclusions that it is more likely than not that future taxable income will be sufficient to fully utilize the deferred tax assets as of March 31, 1997.

       NOTE 6 - STOCK OPTIONS AND WARRANTS


       Employee Stock Option Plans

       1. The Company has a Nonqualified Stock Option Plan which provides for the granting of options to key employees, officers, and directors, to purchase up to 220,000 shares of the Company's common stock. The Board of Directors will determine the amount and terms of the options which cannot exceed ten years.

       2. The Company has an Incentive Stock Option Plan providing key employees, officers, and directors, options to purchase up to 80,000
       shares of the Company's common stock.   Generally, these options
       expire ten years after the date of grant, while options held by individuals owning more than 10% of the Company's common stock expire after five years. The option price cannot be less than the fair market price of the common stock at the date granted and the options are not exercisable during the first year.

       3. The Company has a Supplemental Nonqualified Stock Option Plan which provides options for the purchase up to 40,000 shares of the Company's common stock to key employees and non-employee consultants. The Board of Directors will determine the amount and terms of the options, which cannot exceed ten years.

       4. The Company has a 1991 Long-term Incentive Nonqualified Stock Option Plan which provides options to purchase up to 500,000 shares of the Company's common stock to key employees, officers, and directors. The Board of Directors will determine the amount and terms of the options, which cannot exceed ten years.

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


       Changes in qualified options, non-qualified options, and supplemental non-qualified options and warrants outstanding are summarized as follows:

                      CARETENDERS HEALTH CORP. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  Warrants            Options
                              Shares  Wtd. Avg    Shares   Wtd. Avg
                                      Ex. Price            Ex. Price
             March 31, 1994   271,600 $12.13     557,220     $8.66
             Granted           15,000 $12.50      51,600     $8.24
             Exercised            -                  780     $1.54
             Terminated           -               56,460     $8.83
             March 31,1995    286,600 $12.15     551,580     $8.61
             Granted              -              135,000     $6.30
             Exercised            -                  -
             Terminated           -              163,280     $9.26
             March 31, 1996   286,600 $12.15     523,300     $7.82
             Granted              -               41,500     $6.30
             Exercised            -                  -
             Terminated        20,000 $13.75      26,000     $4.34
             March 31, 1997   266,600 $12.03     538,800     $7.87


       At March 31, 1997 and 1996, approximately 266,600 and 286,600 warrants were exercisable, respectively. The following table details exercisable options and related information:


                                            1997         1996
       Excercisable at end of year        420,000     404,000
       Weighted   Average  Exercise
       Price                                $8.18       $8.26

       Weighted  Average   of  Fair
       Value of options Granted             $4.26       $4.33



       The Company applies APB Opinion 25 and related interpretations in accounting for its stock option plans. In 1995, Statement of Financial Accounting Standards No. 123 _Accounting for Stock Based Compensation_ (SFAS 123) was issued and, if fully adopted, changes the method of recognition of costs on plans similar to the Company's. The Company adopted the disclosure-only provisions of SFAS 123. Accordingly, no compensation cost has been recognized for the Company's stock option plans. Had compensation cost for the stock option plans been determined based upon the fair value at the grant date for the awards in 1997 and 1996 consistent with the provisions of SFAS 123, the effect on net income and earnings per share would have been reduced to the following pro forma amounts:

                                                  1997          1996
                 Net Income:         As Reported  $1,759,370    $1,575,283
                                     Pro Forma     1,567,145     1,499,681
                 Primary EPS:        As Reported     $  0.56       $  0.50
                                     Pro Forma          0.50          0.48
                 Fully Diluted EPS:  As Reported     $  0.56       $  0.50
                                     Pro Forma          0.50          0.48


       Because the SFAS 123 method of accounting has not been applied to options award prior to April 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

       The following table summarizes information about stock options outstanding at March 31, 1997:

Options Outstanding                                                       Options Exercisable
 ------------------------------------------------------------------------  --------------------------------
                                              Wtd. Avg.
   Range of              Outstanding          Remaining          Wt. Avg.     Exercisable        Wtd. Avg.
   Ex. Price         As of March 31, 1997  Contractual Life     Ex. Price  As of March 31, 1997  Ex. Price
     1.95                  19,500                2.9             $1.95           19,500            $1.95
  5.50 - 6.50             160,000                8.9              6.17           58,730             6.16
  7.00 - 8.13              54,600                7.1              7.86           38,600             7.90
  8.75 - 9.69             298,900                4.5              8.97          297,150             8.96
 16.55 - 20.00              5,800                1.7             18.14            5,800            18.14
  1.95 - 20.00            538,800                6.0              7.87          419,780             8.27


       The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for awards in 1997 and 1996 respectively: risk-free interest rates of 6.5% and 5.9%, expected volatility of approximately 59% and 62%, expected lives of 7.5 years for both 1997 and 1996, and no expected dividend yields for both 1997 and 1996

                      CARETENDERS HEALTH CORP. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       NOTE 7 - COMMITMENTS AND CONTINGENCIES


       (a)   Operating Leases


       The Company leases certain real estate, office space, and equipment under noncancellable operating leases expiring at various dates through 2007. Rent expense amounted to approximately $3.1, $2.5, and
       $2.4 million for 1997, 1996, and 1995, respectively.   At March 31,
       1997 the minimum rental payments  under these leases are as follows:

                            1998           2,950,000
                            1999           2,607,000
                            2000           2,407,000
                            2001           1,987,000
                            2002           1,408,000

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

                      CARETENDERS HEALTH CORP. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       proceedings will not have a material effect on the Company's financial position or results of operations.

       On January 26, 1994 Franklin Capital Associates, Aetna Casualty and Surety and Aetna Life and Casualty, shareholders, who at one time held approximately 320,000 shares of the Company's common stock (approximately 13% of shares outstanding) filed suit in Chancery Court of Williamson County, Tennessee claiming unspecified damages not to exceed three million dollars in connection with registration rights they received in the Company's acquisition of National Health Industries in February 1991. The suit alleges the Company failed to use its best efforts to register the shares held by the plaintiffs as required by the merger agreement. The Company believes it has meritorious defenses to the claims and does not expect that the ultimate outcome of the suit will have a material impact on the Company's results of operation or financial position. The Company plans to vigorously defend its position in this case. No amounts have been recorded in the accompanying financial statements related to this suit.

       In January 1997, Aetna Life & Casualty withdrew its claim against the Company without prejudice.


       NOTE 8 - VOTING CONVERTIBLE PREFERRED STOCK


       On September 30, 1994, HEALTHSOUTH converted its shares of the Company's Series A voting convertible preferred stock into the same
       number of common shares.   Non-cash aspects of this transaction have
       been excluded from the accompanying statement of cash flows.




       NOTE 9 - RELATED PARTY TRANSACTIONS AND BALANCES


       The Company has an agreement with HEALTHSOUTH under which HEALTHSOUTH purchases certain durable medical equipment and prosthetic and orthotic appliances (to fill HEALTHSOUTH's normal business requirements of such items) from the Company. During the years ended March 31, 1997, 1996 and 1995, the Company realized sales of $15,000, $84,000 and $391,000 to HEALTHSOUTH, respectively, at terms the Company normally
       offers  its customers.   The outstanding receivable from HEALTHSOUTH
       was $7,965 and $17,000 as of March 31, 1997 and 1996.

       NOTE 10 - QUARTERLY FINANCIAL DATA (UNAUDITED)


       Summarized quarterly financial data for years ended March 31, 1997 and 1996 are as follows (in thousands expect per share data):

                      CARETENDERS HEALTH CORP. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               1997                     1996

                      First  Second   Third  Fourth    First  Second   Third Fourth
       Net Revenues $17,746 $19,158 $19,630 $20,239  $14,969 $15,999 $16,228 $16,031
       Gross Profit   3,699   4,305   4,253   4,247    3,392   3,682   3,821   3,574
       Net Income       368     465     512     414      362     456     507     250
       Per Share      $0.12   $0.15   $0.16   $0.13    $0.12   $0.15   $0.16   $0.07


       NOTE 11 - Acquisitions and Divestitures


       On February 18, 1995, the Company entered into an arrangement with Columbia/HCA Healthcare Corporation (Columbia), under which Columbia acquired the Company's Certificate of Need license to provide nursing services to patients in eight counties in the Elizabethtown, Kentucky area and hired the Company to manage the operations until the year 2000. This transaction provided the Company with approximately $550,000 in cash. Simultaneously, the Company's management agreement of Columbia's Louisville agency was extended for one year.


       In May 1996, the Company acquired the stock of Reliable Home Health Care, Inc. (Reliable), a provider of intermittent home nursing services in Cleveland, Ohio. The acquisition was accounted for as a purchase. The Company paid a total purchase price, including fees and expenses, of approximately $520,000 in consideration for Reliable's stock. The operations of Reliable were included in the Company's consolidated financial statements beginning May of 1996. The excess purchase price over the estimated fair value of the net assets acquired of approximately $400,000 is being amortized using the straight-line method over 20 years.

       In June 1996, the Company acquired the stock of Pro-Care Home Health of Broward, Inc. (Pro-Care), an intermittent home nursing business in Ft. Lauderdale, Florida. The acquisition was accounted for as a purchase. The Company paid a total purchase price, including fees and expenses, of approximately $500,000 in consideration for Pro-Care's stock. The operations of Pro-Care were included in the Company's consolidated financial statements beginning June of 1996. The excess purchase price over the estimated fair value of the net assets acquired of approximately $470,000 is being amortized using the straight-line method over 20 years.


       The impact of the above acquisitions were not significant for any of the periods presented and, therefore, pro forma amounts are not presented illustrating the effects of such acquisitions.

       Report of Independent Public Accountants



       To the Stockholders of Caretenders Health Corp.:

       We have audited the accompanying consolidated balance sheets of Caretenders Health Corp. (a Delaware corporation) and subsidiaries as of March 31, 1997 and 1996 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Caretenders Health Corp. and subsidiaries as of March 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1997 in conformity with generally accepted accounting principles.




                                               ARTHUR ANDERSEN LLP

       Louisville, Kentucky
       June 5, 1997

       ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None

       PART III

       ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information required by this Item is set forth the Registrants definitive proxy materials of the Company to be filed with the Commission no later than 120 days after March 31, 1997, except for the information regarding executive officers of the Company, which is contained in Item 1 of Part I report. The information required by this Item contained in such definitive proxy materials is incorporated herein by reference.

       The following table sets forth certain information with respect to the Company's directors and executive officers.


Name                       Age            Position with the Company

William B. Yarmuth (1)      45            Chairman of the Board President
                                          and Chief Executive Officer

C. Steven Guenthner (2)     36            Senior Vice President and
                                                 Chief Financial Officer

Mary A. Yarmuth (3)         50            Senior Vice President and
                                          President - SeniorCare Solutions

W. Timothy Luckett (4)      41            Vice President - Human Resources

Helen Salvate-Simms (5)     40            Vice President - SeniorCare Solutions

Brenda S. Gaines (6)        40            Vice President - SeniorCare Solutions

Anne Liechty (7)            45            Vice President - Infusion Services

Michael P. Seltzer (8)      33            Vice President - HME Services

Stan C. Abromaitis (9)      50            Vice President - Government Relations

Mark R. Nail (10)           38            Vice President - Controller

Steven B. Bing (11)         50            Director

Patrick B. McGinnis (12)    50            Director

Donald G. McClinton (13)    63            Director

Tyree G. Wilburn (14)       45            Director

Jonathan Goldberg (15)      45            Director

Wayne T. Smith (16)         51            Director

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

       (2) C. Steven Guenthner has been Senior Vice President and Chief Financial Officer of the Company since 1992. From 1983 through 1992 Mr. Guenthner was employed as a CPA with Arthur Andersen LLP. Prior to joining the Company he served as a Senior Manager in the firm's Accounting and Audit division specializing in mergers and acquisitions, public companies and the healthcare industry.

       (3) Mary A. Yarmuth has served as Senior Vice President of the Company since 1991. From 1985 to 1991 Ms. Yarmuth served as President of the Company's Nursing Division. Ms. Yarmuth joined National in 1981.

       (4) W. Timothy Luckett joined Caretenders Health Corp. in November 1989 as the Director of Human Resources and became a Vice President on April 1, 1994.

       (5) Helen Salvate-Simms has served as Vice President of the Company since 1991. From 1989 to 1991 she was Operations Manager for the Company's Nursing Division.

       (6) Brenda S. Gaines was selected as Vice President of the Company in 1997. From 1995 to 1997 she was a Director of Operations. She joined the Company in 1991.

       (7) Anne Liechty has served as Vice President of the Company since 1992. From 1987 to 1992 she served as the Company's Corporate Nursing Infusion Manager.

       (8) Michael P. Seltzer was selected as Vice President of the Company in 1997. From 1995 to 1997 he served as the Company's Director of HME Services. Prior to 1995 Mr. Seltzer served in various capacities of home medical equipment management for Frazier Rehabilitation Center and Abbey Home Health.

       (9) Stan C. Abromaitis was selected as Vice President of the Company in 1997. From 1994 to 1997 he served as the Company's Director of Government Relations. Prior to 1994 Mr. Abromaitis served as

       (10) Mark R. Nail was selected as Vice President of the Company after joining the Company in 1997. Prior to 1997 Mr. Nail served as chief financial officer for Girling Healthcare.

       (11) Steven B. Bing was elected a Director in January 1992. Mr. Bing is an employee of R. Gene Smith, Inc., a private investment company located in Louisville, Kentucky. From 1989 to March 1992, Mr. Bing was President of ICH Corporation, an insurance holding company. From 1984 to 1989, he served as Senior Vice President of ICH Corporation. He is also a director of the University of Louisville, First Alliance Corporation, and various closely-held business entities.

       (12) Patrick B. McGinnis was elected a director in October 1994. Mr. McGinnis is the co-founder of Healthcare Recoveries, Inc. and serves as the company's chairman and CEO. Healthcare Recoveries, Inc. is a provider of subrogation and other claims recovery services to the healthcare industry. From 1979 to 1988, Mr. McGinnis was Vice President-Finance and Planning for Humana, Inc.

       (13) Donald G. McClinton was elected a director in October 1994. From 1986 to 1994, Mr. McClinton was co-chairman of Interlock Industries, Inc., a privately held company engaged in metal fabrication, corrugated container manufacturing, aluminum processing and transportation. Presently, Mr. Clinton is President and part owner of Skylight Thoroughbred Training Center. Inc., a thoroughbred course training center. He is also a director of Jewish Hospital Systems, Inc., and Mid-America Bancorp.

       (14) Tyree G. Wilburn was elected a director in January 1996. Mr. Wilburn is a private investor. From 1992 to 1996, Mr. Wilburn was Chief Development Officer of Community Health Systems, Inc. and, most recently, Executive Vice President and Chief Financial and Development Officer. From 1974 to 1992 Mr. Wilburn was with Humana Inc. where he held senior and executive positions in mergers and acquisitions, finance, planning, hospital operations, audit and investor relations. He is also a director of Health Directions, Inc.

       (15) Jonathan Goldberg was elected a director in February 1997. Mr. Goldberg is the managing partner of the law firm of Goldberg and Simpson and has served in that capacity for the last five years.

       (16) Wayne T. Smith was elected a director in March 1997. Mr. Smith is President and Chief Executive Officer of Community Health Systems, Inc. Mr. Smith was President and Chief Operating Officer of Humana, Inc. from 1993 to 1996 and has served with Humana from 1973 to 1993 in various capacities, including numerous vice president and divisional president positions.

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

       PART IV

       Item 14. Exhibits and Financial Statement Schedules and Reports on Form 8-K.

                                                                   Page Number

       (a)(1)  Index to Consolidated Financial Statements

               Consolidated Statements of Operations for the three years
               ended March 31, 1997, 1996, and 1995                    21
               Consolidated Balance Sheets - March 31, 1997 and 1996   22
               Consolidated Statements of Stockholders' Equity for
               the three years ended March 31, 1997, 1996, and 1995    23
               Consolidated Statements of Cash Flows for the three
                years ended March 31, 1997, 1996, and 1995             24
               Notes to Consolidated Financial Statements             25-36
               Report of Independent Public Accountants                37

       (a)(2)  Index to Financial Statement Schedule

               Report of Independent Public Accountants                 46
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

       CARETENDERS HEALTH CORP.
       June 23, 1997

       By /s/ William B. Yarmuth

         William B. Yarmuth
         Chairman, President and  Chief Executive Officer

       By /s/ C. Steven Guenthner

         C. Steven Guenthner
         Senior Vice President and  Chief Financial Officer
         (Principal Financial and Accounting Officer)

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

       By /s/ William B. Yarmuth                             June 25, 1997
         William B. Yarmuth                                  Date
         Director

       By /s/ Patrick B. McGinnis                            June 25, 1997
         Patrick B. McGinnis                                 Date
         Director

       By /s/ Donald G. McClinton                            June 25, 1997
         Donald G. McClinton                                 Date
         Director

       By /s/ Steven B. Bing                                 June 25, 1997
         Steven B. Bing                                      Date
         Director

       By /s/ Tyree Wilburn                                  June 25, 1997
         Tyree Wilburn                                       Date
         Director

       By /s/ Jonathan Goldberg                              June 25, 1997
         Jonathan Goldberg                                   Date
         Director

       By /s/ Wayne T. Smith                                 June 25, 1997
         Wayne T. Smith                                      Date
         Director

       Report of Independent Public Accountants


       To the Stockholders of Caretenders Health Corp.:

       Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to Financial Statement Schedule is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                            ARTHUR ANDERSEN LLP


       Louisville, Kentucky
       June 5, 1997




                                 CARETENDERS HEALTH CORP AND SUBSIDIARIES
                                     VALUATION AND QUALIFYING ACCOUNTS
                                                 SCHEDULE II

             Col. A                Col. B          Col. C            Col. D        Col. E

                                                  Additions
                                            -----------------------
                                                (1)
                                 Balance at  Charged to  Charged to
                                Beginning of   Costs       Other       (2)       Balance at
      Description                 Period    and Expenses  Accounts  Deductions  End of Period
      Year ended March 31, 1997:
       Allowance for bad debts   $2,884,743  $2,215,537    $    -   $1,947,135   $3,153,145

      Year ended March 31, 1996:
       Allowance for bad debts   $2,910,272  $1,668,844    $    -   $1,694,373   $2,884,743

      Year ended March 31, 1995:
       Allowance for bad debts   $1,955,621  $1,688,521    $    -     $733,870   $2,910,272

                 (1) Charged to bad debt expense.
                 (2) Write-off of accounts.


                     CARETENDERS HEALTH CORP AND SUBSIDIARIES
                  SCHEDULE OF COMPUTATION OF EARNINGS PER SHARE
                                    EXHIBIT 11

                                                   For the Fiscal Years Ended
                                                            March 31,

                                                   1997       1996       1995
        Primary earnings per share:

        Net income                              $1,759,370  $1,575,283  $1,247,662

        Weighted average outstanding shares at
          year end                               3,119,436   3,119,436   3,119,436

        Add-common equivalent shares
        representing shares issuable upon
        exercise of dilutive options and            22,429      29,271      25,082
        warrants

        Weighted average number of shares used
        in calculation of primary earnings per   3,141,865   3,148,707   3,144,518
        share

         PER SHARE
              Net income per share                  $  .56      $  .50      $  .40

        Fully diluted earnings per share

        Weighted average outstanding shares      3,119,436   3,119,436   3,119,436
        during the period

        Add-common equivalent shares
        representing shares issuable upon
        exercise of dilutive options and            22,429      29,271      25,082

        Weighted average number of shares used
        in calculation of fully diluted          3,141,865  3,148,707   3,144,518
        earnings per share

          PER SHARE
        Fully diluted earnings per common           $  .56      $  .50      $  .40
        share


                             CARETENDERS HEALTH CORP
                               LIST OF SUBSIDIARIES
                               AS OF MARCH 31, 1997

                                    EXHIBIT 22


Subsidiaries of Caretenders Health Corp.

Adult Day Care of America, Inc.
Adult Day Care of Louisville, Inc.
Adult Day Care of Maryland, Inc.
HouseCalls, Inc.
Adult Day Clubs of America Joint Venture, Ltd.
SEI Publishing Corporation
National Health Industries, Inc.
HHJC Holdings,Inc.
Pro-Care Home Health of Broward, Inc.


Subsidiaries of National Health Industries, Inc.

Freelife Medical Equipment,  Inc.
Caretenders Homecare, Inc.
Caretenders Infusion of Birmingham, Inc.
Caretenders of Birmingham, Inc.
Caretenders of Boston, Inc.
Caretenders of Cincinnati, Inc.
Caretenders of Columbus, Inc.
Caretenders of Elizabethtown, Inc.
Caretenders of Indiana, Inc.
Caretenders of Indianapolis, Inc.
Caretenders of Lincoln Trail, Inc.
Caretenders of Louisville, Inc.
Caretenders of New Jersey, Inc.
Caretenders of Northern Kentucky, Inc.
Caretenders of Richmond, Inc.
Caretenders of the Bluegrass, Inc.
Caretenders Visiting Services of Richmond, Inc.
House Calls of America, Inc.
Caretenders Infusion Corp.
Metro Home Care, Inc.
National Orthopedic & Rehabilitation Services,Inc
Physician Affiliates, Inc.
Special Healthcare Services, Inc.
Reliable Home Healthcare, Inc.
Caretenders Visiting Services of Cincinnati, Inc.
Caretenders of Cleveland, Inc.
Caretenders Visiting Services of Columbus, Inc.
Caretenders of Fort Lauderdale, Inc.
Caretenders of Evansville, Inc.
Caretenders of West Palm Beach, Inc.
Caretenders Visiting Services of Indianapolis,Inc
Caretenders of Charlotte, Inc.

Subsidiary of HHJC Holdings, Inc.
Home Health of Jefferson County, Inc.
Caretenders of Marshall County, Inc.

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


       Louisville, Kentucky
       June 26, 1997