Form 10-Q
period 1997-06-30
CARETENDERS HEALTH CORP
filed 1997-08-14
CIK 799231

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC  20549
                           ____________________


                                FORM 10-Q


[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1997

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

                 Class of Common Stock    $.10 par value

           Shares outstanding at June 30, 1997    -  3,129,413

                  CARETENDERS HEALTH CORP. AND SUBSIDIARIES

                                  FORM 10-Q

                                    INDEX


Part I.   Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 1997
         and March 31, 1997                                       3


         Consolidated Statements of Income for the Three
         Months ended June 30, 1997 and 1996                      4


         Consolidated Statements of Cash Flows for the Three
         Months ended June 30, 1997 and 1996                      5


         Notes to Interim Consolidated Financial Statements       6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                   7 - 10


Part II.  Other Information

          Items 1 through 6                                     11

                   CARETENDERS HEALTH CORP. AND SUBSIDIARIES
                     INTERIM CONSOLIDATED BALANCE SHEETS

                   ASSETS

                                                    June 30,       March 31,
                                                      1997           1997
                                                   (UNAUDITED)
CURRENT ASSETS:
Cash and cash equivalents                            $   751,117    $ 1,014,604
Accounts receivable - net of allowance for
 uncollectible accounts of approximately $3,289,000
 and $3,153,000                                       19,811,492     20,436,964
Prepaid expenses and other current assets              1,865,592      1,765,168
Deferred tax assets                                    1,646,990      1,646,990
                                                      ----------     ----------
TOTAL CURRENT ASSETS                                  24,075,191     24,863,726

PROPERTY AND EQUIPMENT - net                           5,816,773      4,959,217

COST IN EXCESS OF NET ASSETS ACQUIRED - net of
 accumulated amortization of approximately $1,484,000
 and $1,430,000                                        7,668,824      7,723,263

OTHER ASSETS                                           1,288,977      1,198,367
                                                     -----------    -----------
                                                     $38,849,765    $38,744,573
                                                     ===========    ===========
    LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
Accounts payable - trade                               3,030,225     3,334,671
Accrued expenses                                       4,081,119     3,696,350
Current portion of long-term debt and capital leases     301,099       261,716
Other current liabilities                                100,000       100,000
                                                      ----------    ----------
TOTAL CURRENT LIABILITIES                              7,512,443     7,392,737


LONG-TERM LIABILITIES
Revolving Credit Facility                              9,515,467    9,754,640
Term debt and capital lease obligations                  119,252      145,308
Other liabilities                                        746,762      788,616
                                                      ----------   ----------
TOTAL LONG-TERM LIABILITIES                           10,381,481   10,688,564

TOTAL LIABILITIES                                     17,893,924   18,081,301

Commitments and Contingencies (Note 2)

Stockholders' equity:
Common stock, par value $.10; authorized 10,000,000
shares; 3,129,436 issued and outstanding                 312,944      312,944
Treasury stock, at cost, 10,000 shares                   (95,975)     (95,975)
Additional paid-in capital                            25,337,876   25,337,876
Accumulated deficit                                   (4,599,040)  (4,891,573)
                                                      ----------   ----------
TOTAL STOCKHOLDERS' EQUITY                            20,955,841   20,663,272
                                                     -----------  -----------
                                                     $38,849,765  $38,744,573
                                                     ===========  ===========

    See accompanying notes to interim consolidated financial statements.


                  CARETENDERS HEALTH CORP. AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)



                                                      Three Months Ended
                                                June 30, 1997     June 30, 1996


Net revenues                                     $21,521,250      $17,639,474
Costs of sales and services                       17,078,144       13,940,461
Selling, general and administrative expenses       2,478,296        2,035,350
Depreciation and amortization expense                608,386          593,192
Provision for uncollectible accounts                 619,633          503,328
Income before other income (expense) and income      736,791          567,143
 taxes

Other income (expense):
Interest expense                                    (238,801)        (159,541)
Income before provision for income taxes             497,990          407,602
Provision for income taxes                           205,421           39,000
                                                  ----------      -----------
Net income                                        $  368,602      $   292,569
                                                  ==========      ===========

PER SHARE:
Weighted average common and common equivalent shares
Outstanding for primary earnings per share         3,143,945        3,159,322


Net income per share                                   $0.09            $0.12




    See accompanying notes to interim consolidated financial statements.


                  CARETENDERS HEALTH CORP. AND SUBSIDIARIES
                INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)




                                                    Three Months Ending
                                                June 30, 1997   June 30,1996

Cash flows from operating activities:
Net income                                         $   292,569      $  368,602
Adjustments to reconcile net income to net cash
provided
by operating activities:
 Depreciation and amortization                         608,386         593,192
 Provision for uncollectible accounts                  635,633         503,328
                                                   -----------      ----------
                                                     1,536,588       1,465,122
 Change in certain net current assets
 (Increase) decrease in:
     Accounts receivable                              (10,161)        (680,777)
     Prepaid expenses and other current assets       (100,424)         (43,401)
 Increase (decrease) in:
     Accounts payable and accrued liabilities          80,323          658,206
     Other liabilities                                    -             (6,312)
                                                  -----------       ----------
   Net cash provided by operating activities        1,506,326        1,392,838


Cash flows from investing activities:
 Capital expenditures                              (1,307,535)        (590,123)
 Other                                               (149,236)        (292,316)
                                                  -----------       ----------
    Net cash used in investing activities          (1,502,113)        (882,439)


Cash flows from financing activities:
 Principal payments on long-term debt                  13,327          (14,060)
 Net revolving credit facility borrowings            (239,173)      (1,171,436)
 Other                                                (41,854)         (40,500)
                                                  -----------       ----------
    Net cash (used in) provided by financing         (267,700)      (1,225,996)
      activities                                  -----------       ----------
Net (decrease) increase in cash                      (263,487)        (715,597)

Cash and cash equivalents at beginning of period    1,014,604        1,561,041
                                                  -----------       ----------
Cash and cash equivalents at end of period         $  751,117       $  845,444
                                                  ===========       ==========


    See accompanying notes to interim consolidated financial statements.

                 CARETENDERS HEALTH CORP. AND SUBSIDIARIES
            NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS



1.  BASIS OF PRESENTATION

 The accompanying interim consolidated financial statements for the three months ended June 30, 1997 and 1996 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. Accordingly, the reader of this Form 10-Q may wish to refer to the Company's Form 10-K for the year ended March 31, 1997 for further information. In the opinion of management of the Company, the accompanying unaudited interim financial statements reflect all adjustments (consisting only of normally recurring accruals) necessary to present fairly the financial position at June 30, 1997 and the results of operations and cash flows for the periods ended June 30, 1997 and 1996.

 The results of operations for the three months ended June 30, 1997 are not necessarily indicative of the operating results for the year.


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

3.  NET INCOME PER SHARE

 Net income per common and common equivalent share is computed based on the weighted average number of common shares and common equivalent shares outstanding. Common equivalent shares result from dilutive stock options, warrants, and convertible preferred stock.

 In March 1997,  the Financial Accounting  Standards Board  issued Statement  of
 Financial Accounting Standard No. 128, Earnings Per Share (SFAS 128).   The
 standard modifies disclosure requirements for companies required to report earnings per share (EPS) to include presentations of Basic EPS (which includes no dilution of common stock equivalents) and, if applicable, Diluted EPS (which reflects the potential dilution of common stock equivalents). The pro forma Basic and Diluted EPS for the quarter ended June 30, 1997 and 1996 were as follows:


                                        1997            1996
  Earnings per share:
     Net Income
      Basic                             $ 0.09         $ 0.12
      Diluted                           $ 0.09         $ 0.12
  Weighted average shares
  outstanding:
    Basic                            3,119,436      3,119,436
    Diluted                          3,143,945      3,159,322


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Strategic Focus
---------------

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

Today more than seven million senior Americans are in need of alternatives to long-term nursing home confinement and this number is expanding rapidly. These individuals desire to remain in their homes and out of nursing homes and conserve their financial resources as long as possible. Caretenders SeniorCare Solutions TM provides seniors in need with a lower-cost alternative to institutional care helping them gain economic security access to health care, mobility and independence without isolation.

Utilizing its strengths in home health care and adult day health services, the Company is actively addressing the issue of senior care in America by its comprehensive strategy _ Caretenders SeniorCare Solutions TM. Through care management by a Registered Nurse (RN), Caretenders helps families identify solutions for caring for loved ones who can no longer meet their own health and personal care needs. Through the Company's Care Manager, families can learn about long-term care options available for seniors and obtain assistance in choosing from Caretenders' SeniorCare Day and Home Health Care Centers or, if appropriate, other available community based resources.

The Company is currently engaged in an expansion strategy that began in late 1996 and will continue for the foreseeable future. During this expansion period the Company expects to add up to 28 additional adult day health centers and 15 home health care centers. Since the inception of the expansion strategy, the Company has added 7 adult day health services and 12 home health care centers.

Earnings For the Quarter Ended June 30, 1997 Versus 1996
--------------------------------------------------------

The Company experienced a 22% increase in pre-tax income despite investing $430,199 in initial operating losses related to geographic expansion as compared to $156,505 in 1996. The increase in pre-tax income was primarily a result of a 15% increase in net revenues from recurring operations experienced by the Company due to increased volume. Selling, General and Administrative costs remained at 11.5% of revenues. Income tax expense for 1996 included a non-recurring credit of approximately $134,000 or $0.05 per share related to a reduction in a previously recorded valuation allowance for net deferred tax assets. As a result of these factors, net income and earnings per share were $.09 in 1997 as compared to $.12 for 1996.

The following table reflects the results of operations separated into on-going or recurring operations on an as reported and comparably taxed basis:



As Reported
-----------                           Quarter Ended
                                 6/30/97       6/30/96      % Change
                               -----------   -----------    ---------
Net Revenues
  Recurring Operations         $20,326,629   $17,601,465          15%
  Start-up Operations            1,194,621        38,009        3043%
                              ------------   -----------    ---------
    Total                      $21,521,250   $17,639,474          22%


Pre-tax Income
  Recurring Operations         $   928,189   $   564,107          65%
  Start-up Operations             (430,199)     (156,505)        175%
                              ------------   -----------    ---------
    Total                      $   497,990   $   407,602          22%


Net Income as Reported
  Recurring Operations             566,322       510,132          11%
  Start-up Operations             (273,753)     (141,530)         93%
                              ------------   -----------    ---------
    Total                      $   292,569   $   368,602         (21%)


Weighted Primary Shares          3,143,945     3,159,322          (0%)

Net Income Per Share as reported
  Recurring Operations            $   0.18      $   0.16          11%
  Start-up Operations             $  (0.09)     $  (0.04)         94%
                              -------------  -----------    ---------
    Total                         $   0.09      $   0.12         (22%)



As Adjusted for a Comparable Tax Provision
------------------------------------------

Net Income as reported             292,569       368,602         (21%)

1996 Non-recurring credit to
  tax expense (1)                      -        (134,231)       (100%)
                              ------------   -----------    ---------
Net Income as adjusted             292,569       234,371          25%


Net Income as adjusted
  Recurring Operations             566,322       324,362          75%
  Start-up Operations             (273,753)      (89,990)        204%
                              ------------   -----------    --------
    Total                      $   292,569   $   234,371          25%

Net Income Per Share as adjusted
  Recurring Operations            $   0.18      $   0.10          75%
  Start-up Operations             $  (0.09)     $  (0.03)        204%
                              ------------   -----------    ---------
    Total                         $   0.09      $   0.07          25%



(1) Reduction of previously recorded valuation allowance related to net deferred tax assets ($.05 per share)


RESULTS OF OPERATIONS

                          Caretenders Health Corp.
                               Operating Data
                     for the three months ended June 30,

                         1 9 9 7              1 9 9 6              Change
                  -------------------  ---------------------  --------------------
                              % of                 % of
                    Amount  Revenues    Amount    Revenues     Amount         %
                  --------- --------  ----------- ---------   ----------  ---------
Net Revenues
------------
Home Health Care 17,641,056   100.0%   4,277,187     100.0%   3,379,619     23.7%
Adult Day Health
Services          3,880,194   100.0%   3,362,287     100.0%     517,907     15.4%
                 ----------           ----------             ----------
                 21,521,250            7,639,474              3,897,526     22.1%

Costs of Sales and Services
---------------------------
Home Health Care 13,787,752    78.2%   1,515,639      80.7%   2,269,988     19.7%
Adult Day Health
Services          3,290,392    84.8%   2,424,822      72.1%     865,570     35.7%
                 ----------           ----------             ----------
                 17,078,144    79.4%   3,940,461      79.0%   3,135,558     22.5%

Center Contribution
-------------------
Home Health Care  3,853,304    21.8%   2,761,548     19.3%    1,109,631     40.2%
Adult Day Health
Services            589,802    15.2%     937,465     27.9%     (347,663)   (37.1%)
                 ----------           ----------              ---------
                  4,443,106    20.6%   3,699,013     21.0%      761,968     20.6%

Selling, General
& Administrative  2,478,296    11.5%   2,035,350     11.5%     442,946    24.0%
Depreciation and
Amortization        608,386     2.8%     593,192      3.4%      15,194     2.6%
Provision for
Uncollectible
Accounts            619,633     2.9%     503,328      2.9%     132,305    26.3%
Interest, Net       238,801     1.1%     159,541      0.9%      79,260    49.7%
                  ---------           ----------             ---------
Income Before Taxes 497,990     2.3%     407,602      2.3%      90,388    22.2%
                  =========           ==========             =========


       Home Health Care

       Revenues. Net revenues increased approximately 24% primarily as a result of increased volumes in nursing services, durable medical equipment rentals and infusion therapies. Acquired operations accounted for approximately $500,000 of the $3.3 million increase in home health revenues while startup operations generated approximately $895,000 of revenue growth. The balance of the increase in revenues came from recurring operations revenue growth of 16%.

       Costs of Sales and Services. Costs of sales and services as a percent of net revenues decreased primarily due to revenue growth partially offset by the effect of $73,000 of initial operating losses related to geographic expansion.

       Adult Day Health Services

       Net Revenues. The 15% increase in adult day health services revenues was a result of improved pricing and increased volumes in recurring centers ($257,000 or 8% on same store revenues) and revenues generated in startup centers ($260,000). Total days of service provided increased 11.2% from 58,478 in 1996 to 65,061 in 1997. As of June 30, 1997, the Company had 19 centers in operation versus 14 centers at June 30, 1996.

       Costs of Sales and Services. As a percent of net revenues, cost of sales and services increased due to the effect of new operations which generated $430,000 of initial operating losses.


  Selling, General and Administrative. The increase of $443,000 in these expenses is due to: a) normal year-to year cost increases and variable expenses associated with managing volume growth in existing operations ($250,000), and b) increased overhead expenses (primarily personnel and travel) related to the Company's geographic expansion activities ($192,000).

  Provision for Uncollectible Accounts. The provision for uncollectible accounts for the quarters ended June 30, 1997 and 1996 was recorded at approximately 3% of net revenues based on management's evaluation of collectibility.

  Depreciation  and  Amortization.    The  increase  results primarily  from
  capital additions.

  Interest.    The increase  in Interest is  primarily the  result of higher average outstanding debt levels and a 0.5% increase in the interest rate on the revolving credit facility due to an increase in the prime rate.



Liquidity and Capital Resources
-------------------------------

Revolving Credit Facility

The Company has a $12 million revolving credit facility with the Healthcare Financial Services Division of Heller Financial, Inc. Interest accrues on amounts drawn under the facility at a rate of 1 percent over prime. Availability is determined pursuant to a formula principally consisting of a percentage of accounts receivable subject to certain exclusions. At June 30, 1997, the Company has total cash and unused borrowings of approximately $3.5 million available for working capital and development. The facility will remain in effect until October 13, 1998 and for annual one year terms thereafter unless either party to the credit agreement provides the other with a written notice of termination 60 days prior to the renewal date.
This facility should provide working capital resources sufficient to support operations for the next year. Management will continuously pursue additional capital including possible debt and equity investments in the Company to support a more rapid development of the business than would be possible with internal funds.

Cash Flows
----------

  Key elements to the Consolidated Statements of Cash Flows were (in thousands):


   Net Change in Cash and Cash                    1997             1997
   Equivalents                               -------------    --------------

   Provided by (used in)
       Operating activities                  $      1,506      $      1,352
       Investing activities                        (1,502)             (882)
       Financing activities                          (268)           (1,185)
                                             -------------    --------------
   Net Change in Cash and Cash                $      (263)     $       (715)
   Equivalents                               =============    =============


  Net cash provided by operating activities of approximately $1.5 million resulted principally from current period earnings net of non-cash expenses such as depreciation and bad debt provision. Net cash used in investing activities of approximately $1.5 million resulted principally from amounts invested in expansion activities and capital expenditures related to purchase of certain durable medical equipment and real estate. Net cash of approximately $268,000 was used in financing activities of by reducing the outstanding balance on the revolving credit facility



Health Care Reform
------------------

The health care industry is experienced extensive and dynamic change. In addition to economic forces and regulatory influences, continuing political debate is subjecting the health care industry to significant reform. Health care reform proposals have been formulated by the current federal government administration, members of Congress, and, periodically, state legislators. Government officials can be expected to continue to review and assess alternative health care delivery systems and payment methodologies. Changes in the law or new interpretations of existing laws may have a dramatic effect on the definition of permissible or impermissible activities, the relative cost of doing business, and the methods and amounts of payments for medical care by both governmental and other payors. Legislative changes to "balance the budget" and slow the annual rate of growth of Medicare and Medicaid are expected. Such changes may impact reimbursement for home health care. There can be no assurance that future legislation or regulatory changes will not have a material adverse effect on the future operations of the Company.


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

        (b) No reports on Form 8-K have been filed during the quarter ended June 30, 1997

                  CARETENDERS HEALTH CORP. AND SUBSIDIARIES
                      COMPUTATION OF EARNINGS PER SHARE
                                 EXHIBIT 11


                                                         Three Months Ended June 30,
                                                               1997         1996
                                                          -----------   -------------
PRIMARY
-------

Net income for primary income per common share


Weighted average outstanding shares during the period       3,119,413     3,119,413

Add-  common   equivalent  shares   representing  shares
issuable upon exercise of dilutive options and warrants        24,532        39,909

Weighted average number of shares used in calculation of    ---------     ----------
Primary earnings per share                                  3,143,945     3,159,322


PER SHARE

Net income from continuing operations                          $ 0.09        $ 0.12


FULLY DILUTED
-------------

Net income for fully diluted income per common share        $ 292,569     $ 368,602


Weighted average number of shares used in calculation of
Primary earnings per share                                  3,143,945     3,159,322

Add-  incremental shares  representing  shares  issuable
upon exerciseof dilutive  options  and warrants  based
plus shares issuable on convertible debt                       26,924         2,870

Weighted average number of shares used in calculation of    ----------     ----------
fully diluted earnings per share                            3,170,869       3,162,192


PER SHARE

Fully diluted earnings per common share                        $ 0.09          $ 0.12



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.


Date: August 14, 1997



                                CARETENDERS HEALTH CORP.


                                BY /s/ William B. Yarmuth
                                William B. Yarmuth,
                                Chairman of the Board, President
                                and Chief Executive Officer


                                BY /s/ C. Steven Guenthner
                                C. Steven Guenthner,
                                Senior Vice President and
                                Chief Financial Officer