Form 10-K/A
period 1996-03-31
CARETENDERS HEALTH CORP
filed 1997-08-21
CIK 799231

Amendment No. 1
                                                             Filed July 29, 1997


                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                                  FORM 10-K / A

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

             Common stock,                       Nasdaq National Market
       par value $.10 per share


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

  As of July 25, 1997, 3,129,413 shares of the registrant's common stock were outstanding. The aggregate market value of Registrant's voting common stock held by non-affiliates of the registrant as of July 25, 1997 was approximately $23,801,122 (based on the last sale price of a share of the common stock as of July 25, 1997 ($7.63), as reported by the National Association of Securities Dealers, Inc. Automated Quotation ("NASDAQ") system).

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

ITEM 10.  COMPLIANCE WITH SECTION  16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16 (a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities Exchange Commission initial reports of stock ownership and reports of changes in stock ownership and to provide the company with copies of all such forms they file. Based solely on its review of such copies or written representations from reporting persons, the Company believes that all reports were filed on a timely basis

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth information concerning compensation paid by the Company for services rendered in all capacities during the last three fiscal periods to the Chief Executive Officer and the most highly compensated executive officers during fiscal year 1997.


                             Summary Compensation Table

                                                                   Long-Term
                                                                  Compensation
                                                                   Securities
                                                                   Underlying
                                       Annual Compensation          Options/

     Name and Principal       Year     Salary       Bonus           (No. of
          Position                                                  Shares)

  William B. Yarmuth          1997      190,000        -               -
  Chairman of the Board,      1996      229,413    126,500  (1)      50,000
  President and Chief         1995      230,577     81,000             -
  Executive Officer

  Mary A. Yarmuth             1997      126,058        -               -
  Senior Vice President -     1996      125,000     31,250           15,000
  Operations                  1995      111,154     25,000             -

  C. Steven Guenthner         1997      126,058        -               -
  Senior Vice President,      1996      125,000     31,250           15,000
  Secretary/Treasurer and     1995      111,154     25,000             -
  Chief Financial Officer




(1) On January 1, 1996 Mr. Yarmuth entered into a new employment agreement with the Company. Of the bonus amount shown, $60,000 was paid in consideration of Mr. Yarmuth entering into the new agreement and making certain concessions in compensation and other benefits as compared to his previous agreement see _William Yarmuth Employment Agreement_ below for more information.

OPTION GRANTS IN FISCAL 1997

No stock options or stock appreciation rights were awarded to the named executive officers during the 1997 fiscal year


COMPENSATION OF DIRECTORS

Directors who are not also employees of the Company are entitled to compensation at a rate of $1,250 for each Board of Directors meeting attended and $250 for each committee meeting attended that is scheduled independently. In addition, non-employee directors are eligible to receive stock options under the Caretenders Health Corp. 1993 Stock Option Plan for Non-Employee Directors (the _Directors' Plan_) adopted by the Board on February 17, 1993, and subsequently approved by stockholders. Pursuant to the terms of the Directors' Plan, Mr. Bing was granted options to purchase 10,000 shares of the Company's Common Stock at $9.69 per share, Messrs. McGinnis and McClinton were each granted options to purchase 10,000 shares of the Company's Common Stock at $8.13 per share, Mr. Wilburn was granted options to purchase 10,000 shares of the Company's Common Stock at $7.88 per share and Messrs. Goldberg and Smith were granted options to purchase 10,000 shares of the Company's Common Stock at $6.00 per share and $6.38 per share respectively. The Directors' options vest 25%, the day following six months after the date of grant, and 25% on each of the first, second, and third anniversary dates of the grant.


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




    Aggregate Option Exercises in Last Fiscal Year and Year-End Option Values

Set forth below is information with respect to unexercised stock options held by the executive officers named in the Summary Compensation Table at March 31,1997. None of the named executive officers exercised any stock options during the 1997 fiscal year.



                     Shares              Value of Unexercised
                   acquired             Number of Unexercised    In-the-Money Options
                      on       Value   Options at Fiscal Yearend at Fiscal Yearend (1)
Name               exercise  realized  Exercisable Unexercisable Exercisable  Unexercisable
William B. Yarmuth    0        0         122,280      27,72          0            0

Mary A. Yarmuth       0        0          48,600       9,900     $71,760          0

C. Steven Guenthner   0        0          25,100       9,900         0            0

(1)  These amounts  represent the  market value  less the  exercise price.   The
     market value of the common stock was $5.63 based on the closing bid price per share at March 31, 1997, on the NASDAQ over-the-counter market.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT

Based on information filed with the Securities and Exchange Commission and the Company's stock records, the following table sets forth the beneficial ownership of the Common Stock as of June 30, 1997, by (I) beneficial owners of more than five percent of the Common Stock, (ii) each director and nominee for director,
(iii)current named executive officers and (iv) all directors and officers of the Company as a group.




                                   Shares of Capital
                           Stock Beneficially Owned (1)(2)


  Name and Address                               Amount and Nature Percentage
  Directors and Executive Officers             of Beneficial Ownership    of Class

  William B. Yarmuth                                     324,763 (3)          9.87%
  100 Mallard Creek Road, Suite 400
  Louisville, KY 40207

  Mary A. Yarmuth                                        324,763 (4)          9.87%
  C. Steven Guenthner                                     35,498 (5)           1.13%
  Steven B. Bing                                          11,340 (6)           *
  Patrick B. McGinnis                                     13,500 (7)           *
  Donald G. McClinton                                     12,500 (7)           *
  Tyree Wilburn                                           10,000 (8)           *
  Jonathan Goldberg                                        6,500 (9)            *
  Wayne Smith                                             21,500               *

  Directors and Officers
  as a Group (9 Persons)                                 435,601 (11)        12.61%



  Additional Five Percent Beneficial Owners

  HEALTHSOUTH Rehabilitation Corporation               1,015,101 (10)        29.98%
  Two Perimeter Park South
  Birmingham, AL 35243

  Heartland Fund Advisors                                427,700             13.71%

  Robert N. Yarmuth                                      157,723              5.06%
  100 Mallard Creek Road, Suite 400
  Louisville, KY 40207


  *  Represents less than 1% of the class.


(1) Based upon information furnished to the Company by the named persons, and information contained in filings with the Securities and Exchange Commission (the _Commission_). Under the rules of the Commission, a person is deemed to beneficially own shares over which the person has or shares voting or investment power or has the right to acquire beneficial ownership within 60 days. Unless otherwise indicated, the named person has the sole voting and investment power with respect to the number of shares of Common Stock set forth opposite such person's name.

(2) Assumes inclusion of the shares of common stock issuable upon exercise of outstanding redeemable warrants; assumes conversion of series A Convertible
     Preferred Stock into Common Stock.

(3) Includes 8,886 shares as to which Mr. Yarmuth shares voting and investment powers as a family trust and an option for 122,280 shares vested and exercisable, and 48,600 exercisable options owned by Mrs. Yarmuth in addition to 12,927 shares owned directly by Mrs. Yarmuth.

(4) Includes the same ownership components as stated for Mr. Yarmuth.

(5) Includes 25,100 shares subject to currently exercisable options.

(6) Includes 11,000 shares subject to currently exercisable options.

(7) Includes 7,500 shares subject to currently exercisable options.

(8) Includes 5,000 shares subject to currently exercisable options.

(9) Includes 2,500 shares subject to currently exercisable options.

(10)Includes currently exercisable warrants for the purchase of 200,000 shares of Common Stock. In addition, HEALTHSOUTH owns warrants for an additional 66,600 Series A Convertible Preferred Shares.

(11)Includes currently exercisable options held by all directors and officers as a group to purchase 229,480 shares of Common Stock.


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


  Date:  July 29, 1997              Caretenders Health Corp.
                                    (Registrant)


                                     By:/s/ C. Steven Guethner
                                     (Signature)

                                     C. Steven Guenthner
                                     Senior Vice President,
                                     Chief Financial Officer, and
                                     Secretary/Treasurer