Form 10-K/A
period 1997-03-31
CARETENDERS HEALTH CORP
filed 1997-10-10
CIK 799231

Amendment No. 2
                                                      Filed October 9, 1997

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

For the transition period from ____________________to____________________

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



      Title of each class          Name of each exchange on which registered
      -------------------          -----------------------------------------
         Common stock,                        Nasdaq National Market
    par value $.10 per share


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes / X / No/   /.


Indicate by check mark  if disclosure of delinquent  filers pursuant to
Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / X /

As of July 25, 1997, 3,129,413  shares of the registrant's common stock were outstanding.  The aggregate market value of Registrant's voting common
stock held  by  non-affiliates  of  the  registrant   as  of  July  25,
1997 was approximately $23,801,122 (based on the  last sale price   of a
share of the common stock as of July 25, 1997 ($7.63), as reported by the National Association of Securities Dealers, Inc. Automated Quotation ("NASDAQ")system).


                     DOCUMENTS INCORPORATED BY REFERENCE
                                    None.

                                  PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is set forth the in Registrants definitive proxy materials relating to the annual meeting to be held November 24, 1997, except for the information regarding executive officers of the Company, which is contained herein. The information required by this Item contained in such definitive proxy materials is incorporated herein by reference.

The following table sets forth certain information with respect to the Company's directors and executive officers.

Name                       Age       Position with the Company
------------------------   ---       --------------------------------------

William B. Yarmuth (1)     45        Chairman of the Board, President
                                     and Chief Executive Officer

C. Steven Guenthner (2)    36        Senior Vice President and
                                     Chief Financial Officer

Mary A. Yarmuth (3)        50        Senior Vice President and
                                     President - SeniorCare Solutions

W. Timothy Luckett (4)*    40        Vice President - Human Resources

Helen Salvate-Simms (5)*   40        Vice President - SeniorCare Solutions

Brenda S. Gaines (6)*      40        Vice President - SeniorCare Solutions

Anne Liechty (7)*          45        Vice President - Infusion Services

Michael D. Seltzer (8)*    33        Vice President - HME Services

Stan C. Abromaitis (9)*    50        Vice President - Government Relations

Mark R. Nail (10)*         38        Vice President - Controller

Steven B. Bing (11)        50        Director

Patrick B. McGinnis (12)   50        Director

Donald G. McClinton (13)   63        Director

Tyree G. Wilburn (14)      45        Director

Jonathan Goldberg (15)     45        Director

Wayne T. Smith (16)        51        Director



*Such individuals are not deemed to be executive officers of the Company pursuant to Rule 16-a(1)(f) promulgated under Section 16 of the Securities Exchange Act of 1934

SIGNATURES

Pursuant to the requirements to the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  October 9, 1997                  Caretenders Health Corp.
                                        ----------------------------
                                              (Registrant)



                                      By:/s/ C. Steven Guenthner
                                         ---------------------------
                                                (Signature)
                                         C. Steven Guenthner
                                         Senior Vice  President, Chief
                                         Financial  Officer, and
                                         Secretary/Treasurer