Form 10-Q
period 1997-09-30
CARETENDERS HEALTH CORP
filed 1997-11-14
CIK 799231

====================================================================

                   SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC  20549
                 --------------------------------------

                                FORM 10-Q

   [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                               SECURITIES
                           EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1997

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

                 Class of Common Stock    $.10 par value

        Shares outstanding at September 30, 1997    -  3,129,413

============================================================================

                 CARETENDERS HEALTH CORP. AND SUBSIDIARIES

                                 FORM 10-Q

                                   INDEX

     Part I.   Financial Information

          Item 1.  Financial Statements

               Consolidated Balance Sheets as of September 30, 1997
               and March 31, 1997                                         3


               Consolidated Statements of Operations for the Three
               Months ended September 30, 1997 and 1996                   4


               Consolidated Statements of Operations for the Six
               Months ended September 30, 1997 and 1996                   5


               Consolidated Statements of Cash Flows for the Six
               Months ended September 30, 1997 and 1996                   6

               Notes to Interim Consolidated Financial Statements       7 - 8


          Item 2.  Management's Discussion and Analysis of Financial

               Condition and Results of Operations                      9 - 15


     Part II.  Other Information

               Items 1 through 6                                         16

                    CARETENDERS HEALTH CORP. AND SUBSIDIARIES
                       INTERIM CONSOLIDATED BALANCE SHEETS


                        ASSETS                     September 30,    March 31,
                                                       1997           1997
                                                  -------------    -----------
                                                   (UNAUDITED)
    CURRENT ASSETS:
     Cash and cash equivalents                         $938,567   $1,014,604
     Accounts receivable - net of allowance
     for uncollectible accounts of approximately
      $3,365,000 and $3,153,000                      18,822,845   20,436,964
     Prepaid expenses and other current assets        1,597,483    1,765,168
     Deferred tax assets                              1,646,990    1,646,990
                                                  -------------  ------------
       TOTAL CURRENT ASSETS                          23,005,885   24,863,726

    PROPERTY AND EQUIPMENT - net                      6,276,376    4,959,217

    COST IN EXCESS OF NET ASSETS ACQUIRED -
     net of accumulated amortization of
     approximately $1,539,000 and $1,430,000          7,614,280    7,723,263

    OTHER ASSETS                                      1,296,633    1,198,367
                                                  -------------  ------------
                                                    $38,193,174  $38,744,573
                                                  =============  ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES:
      Accounts payable - trade                       $3,772,650  $ 3,334,671
      Accrued expenses                                3,751,848    3,696,350
      Current portion of term debt and capital
       lease obligations                                191,144      261,716
      Other current liabilities                         100,000      100,000
                                                  -------------   -----------
        TOTAL CURRENT LIABILITIES                     7,815,642    7,392,737

     LONG-TERM LIABILITIES
      Revolving Credit Facility                       8,202,477    9,754,640
      Term debt and capital lease obligations            99,423      145,308
      Other liabilities                                 705,128      788,616
                                                  -------------  -----------
        TOTAL LONG-TERM LIABILITIES                   9,007,028   10,688,564
                                                  -------------  -----------
        TOTAL LIABILITIES                            16,822,670   18,081,301
                                                  -------------  -----------
      Commitments and Contingencies (Note 2)

       Stockholders' equity:
       Common stock, par value $.10; authorized
        10,000,000 shares; 3,129,436 issued
        and outstanding                                 312,944      312,944
       Treasury stock, at cost, 10,000 shares           (95,975)     (95,975)
       Additional paid-in capital                    25,337,876   25,337,876
         Accumulated deficit                         (4,184,341)  (4,891,573)
                                                  -------------- ------------
         TOTAL STOCKHOLDERS' EQUITY                  21,370,504   20,663,272
                                                  -------------  -----------
                                                    $38,193,174  $38,744,573
                                                  =============  ===========

    See accompanying notes to interim consolidated financial statements.


                 CARETENDERS HEALTH CORP. AND SUBSIDIARIES
               INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                                    Three Months Ended
                                                    ------------------
                                                  September      September
                                                   30, 1997       30, 1996
                                               -------------   -------------
  Net revenues                                   $22,833,566    $19,157,759
  Cost of sales and services                      17,951,478     15,275,213
  Selling, general and administrative expenses     2,647,336      2,099,003
  Depreciation and amortization expense              634,414        519,370
  Provision for uncollectible accounts               661,951        585,831
                                                  ----------     -----------
  Income before other income (expense) and taxes     938,387        678,342
   Other income (expense):
   Interest expense                                 (232,579)      (174,688)
                                                  ----------     -----------
  Income before provision for income taxes           705,808        503,654

   Provision for income taxes                        291,145         39,000
                                                  ----------     ----------
  Net income                                        $414,663       $464,654
                                                  ==========     ==========

  PER SHARE:
  Weighted average common and common equivalent
   shares outstanding for primary earnings
   per share                                       3,162,676      3,150,163

   Net income per share                               $ 0.13         $ 0.15
                                                  ==========     ==========


    See accompanying notes to interim consolidated financial statements.

                 CARETENDERS HEALTH CORP. AND SUBSIDIARIES
               INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)


                                                     Six Months Ended
                                                     ----------------
                                               September 30,  September 30,
                                                     1997           1996
                                               -------------  --------------
  Net revenues                                   $44,354,816    $36,874,793
  Cost of sales and services                      34,836,903     28,870,373
  Selling, general and administrative expenses     5,318,351      4,557,214
  Depreciation and amortization expense            1,242,800      1,112,562
  Provision for uncollectible accounts             1,281,584      1,089,159
                                                  ----------     ----------
  Income before other income (expense) and taxes   1,675,178      1,245,485
  Other income (expense):
  Interest expense                                 (471,380)      (334,229)
                                                  ----------     ----------
  Income before provision for income taxes         1,203,798        911,256

   Provision for income taxes                        496,566         78,000
                                                  ----------     ----------
  Net income                                        $707,232       $833,256
                                                  ==========     ==========

  PER SHARE:
  Weighted average common and common equivalent
   shares outstanding for primary earnings
   per share                                       3,153,930      3,150,163

   Net income per share                               $ 0.22         $ 0.26
                                                  ==========     ==========


    See accompanying notes to interim consolidated financial statements.

                 CARETENDERS HEALTH CORP. AND SUBSIDIARIES
               INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)


                                                        Six Months Ended
                                                        -----------------
                                                    September      September
                                                     30, 1997       30, 1996
                                                    ------------  ------------
 Cash flows from operating activities:

  Net income                                           $707,232       $833,256

 Adjustments to reconcile net income to net
 cash provided(used) by operating activities:
   Depreciation and amortization                      1,242,800      1,112,562
   Provision for uncollectible accounts               1,281,584      1,089,159
                                                   ------------    -----------
                                                      3,231,616      3,034,977
 Change in certain net current assets
  (Increase) decrease in:
   Accounts receivable                                  332,535     (4,785,393)
   Prepaid expenses and other current assets            167,685       (402,074)
  Increase (decrease) in:
   Accounts payable and accrued liabilities             493,477      1,311,688
   Other liabilities                                          -        (6,985)
                                                    -----------    -----------
 Net cash provided (used) by operating activities     4,225,313      (847,787)


 Cash flows from investing activities:
   Capital expenditures                             (2,223,334)     (1,015,587)
   Other assets                                       (325,908)       (333,669)
                                                   ------------    ------------
 Net cash provided (used) by investing activities   (2,549,242)     (1,349,256)

 Cash flows from financing activities:
   Principal payments on long-term debt               (116,457)       (256,244)
   Net revolving credit facility borrowings         (1,552,163)      2,128,026
   Other                                               (83,488)        (92,920)
                                                   -----------     -----------
 Net cash provided (used) by financing activities   (1,752,108)      1,778,862
                                                   -----------     -----------
 Net increase (decrease) in cash                       (76,037)      (418,181)

 Cash and cash equivalents at beginning of period     1,014,604      1,561,041
                                                   ------------    -----------
 Cash and cash equivalents at end of period            $938,567     $1,142,860
                                                    ===========    ===========

    See accompanying notes to interim consolidated financial statements.

                 CARETENDERS HEALTH CORP. AND SUBSIDIARIES
            NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

   The accompanying interim consolidated financial statements for the six months ended September 30, 1997 and 1996 have been prepared pursuant to the rules and regulations of the Securities and Exchange
   Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. Accordingly, the reader of this Form 10-Q may wish to refer to the Company's Form 10-K for the year ended March 31, 1997 for further information. In the opinion of management of the Company, the accompanying unaudited interim financial statements reflect all adjustments (consisting only of normally recurring adjustments) necessary to present fairly the financial position at September 30, 1997 and the results of operations and cash flows for the periods ended September 30, 1997 and 1996.

   The results of operations for the three and six months ended September 30, 1997 are not necessarily indicative of the operating results for the year.

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

   In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, _Earnings Per Share_ (_SFAS 128_). The standard modifies disclosure requirements for companies required to report earnings per share (_EPS_) to include presentations of Basic EPS (which includes no dilution of common stock equivalents) and, if applicable, Diluted EPS (which reflects the potential dilution of common stock equivalents). The pro forma Basic and Diluted EPS for the six months ended September 30, 1997 and 1996 were as follows:

                                             1997             1996
    Earnings per share:
      Net Income
        Basic                                 $ 0.23           $ 0.27
        Diluted                               $ 0.22           $ 0.26

    Weighted average shares
    outstanding:

      Basic                                3,119,436        3,119,436
      Diluted                              3,171,835        3,150,163


4.  FINANCIAL STATEMENT RECLASSIFICATIONS

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

Today  more  than  seven  million  senior   Americans  are  in  need   of
alternatives to long-term  nursing home  confinement and  this number  is expanding rapidly.  These individuals desire to remain in their homes and out of nursing homes  in order to conserve  their financial resources  as long as possible.  Caretenders  SeniorCare Solutions TM provides  seniors in need with a lower-cost alternative to institutional care helping  them gain economic security, access to health care, mobility and  independence without isolation.

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

Earnings For the Quarter Ended September 30, 1997 Versus 1996

The Company generated a 40% increase in pre-tax income despite  investing
in initial  operating  losses  related  to  geographic  expansion.    The
increase in pre-tax income is primarily a result of a 12% increase in net
revenues from recurring  operations due to  increased volumes.   Selling,
General and  Administration  costs  did not  change  significantly  as  a percentage of net revenues.  Income tax expense for 1996 included  a non-
recurring credit of approximately $168,757 or $0.05 per share related  to the reduction  in  a  previously recorded  valuation  allowance  for  net deferred taxes.  As  a result of these  factors, earnings per share  were
$0.13 in 1997 as compared to $0.15 for 1996.

Earnings For the Six Months Ended September 30, 1997 Versus 1996

The Company generated a 32% increase in pre-tax income primarily a result of a  13% increase  in  net revenues  from  recurring operations  due  to
increased volumes.   As reported for  the quarter,  Selling, General  and
Administration costs did not change significantly as a percentage of  net revenues for the six month period.  Income tax expense for 1996  included a non-recurring  credit  of approximately  $302,987  or $0.10  per  share related to the reduction in a previously recorded valuation allowance for net deferred taxes.  As a result,  earnings per share were $0.22 in  1997 as compared to $0.26 for 1996 for the six month period.

The following table reflects the results of operations separated into on-going or recurring operations on an as reported and comparably taxed basis:


                                              Quarter Ended                 Six-Months Ended
                              ------------------------------------  ---------------------------------
 As Reported                       9/30/97        9/30/96 % Change    9/30/97     9/30/96   % Change
                              -------------   ----------- -------- ----------- ------------ ---------
 Net Revenues
     Recurring Operations      $21,173,514    $18,936,100   12%   $41,510,828    $36,575,768   13%
     Start-up Operations (1)     1,660,052        221,659   649%    2,843,988        299,026   851%
       Total                    22,833,566     19,157,759   19%    44,354,816     36,874,794   20%
 Pre-tax Income
     Recurring Operations      $   875,378    $   721,907   21%   $ 1,848,973    $ 1,389,806   33%
     Start-up Operations          (169,570)      (218,254)  (22%)    (645,175)      (478,551)  35%
       Total                       705,808        503,654   40%     1,203,798        911,256   32%
 Net Income as reported
     Recurring Operations      $   514,285    $   666,008   (23%) $ 1,086,272    $ 1,270,845   (15%)
     Start-up Operations           (99,622)      (201,354)  (51%)    (379,040)      (437,589)  (13%)
       Total                       414,663        464,654   (11%)     707,232        833,256   (15%)

 Weighted Primary Shares         3,162,676      3,150,163           3,153,930      3,150,163

 Net Income Per Share as reported
     Recurring Operations      $      0.16    $      0.21   (23%) $      0.34    $      0.40   (15%)
     Start-up Operations       $     (0.03)   $     (0.06)  (51%) $     (0.12)   $     (0.14)  (13%)
       Total                   $      0.13    $      0.15   (13%) $      0.22    $      0.26   (14%)

 As Adjusted for Comparable Tax Provision
 Net Income as reported        $   414,663    $   464,654   (11%) $   707,232    $   833,256   (15%)
   1996 Non-recurring credit
   to tax expense (2)                  -         (168,757)  (100%)         -        (302,987)  (100%)
   Net Income as adjusted      $   414,663    $   295,897   40%   $   707,232    $   530,269   33%

 Net Income as adjusted
     Recurring Operations      $   514,285    $   424,121   21%   $ 1,086,272    $   811,417   34%
     Start-up Operations           (99,622)      (128,224)  (22%)    (379,040)      (281,149)  35%
       Total                       414,663        295,897   40%       707,232        530,269   33%

 Net Income Per Share as adjusted
     Recurring Operations      $      0.16    $      0.13   21%   $      0.34    $      0.26   34%
     Start-up Operations       $     (0.03)   $     (0.04)  (22%) $     (0.12)   $     (0.09)  35%
       Total                   $      0.13    $      0.09   40%   $      0.22    $      0.17   33%

 (1) Start-up operations include those businesses started by the Company that have not been in operation for the entirety of both comparable periods
 (2) Reduction of previously recorded valuation allowance related to net deferred tax assets ($.06 per share for the quarter and $0.09 ytd)

Results of Operations

                          Caretenders Health Corp.
                               Operating Data
                  for the three months ended September 30,
                                          1 9 9 7                1 9 9 6               Change
                                   ---------------------  --------------------    --------------------
                                                 % of                   % of
                                      Amount    Revenues    Amount     Revenues      Amount       %
Net Revenues
Home Health Care                     18,667,044   100.0%   15,503,748    100.0%     3,163,296     20.4%
Adult Day Health Services             4,166,522   100.0%    3,654,011    100.0%       512,511     14.0%
                                    -----------             ---------               ---------
                                     22,833,566            19,157,759               3,675,807     19.2%
Costs of Sales and Services
Home Health Care                     14,465,292    77.5%   12,443,664     80.3%     2,021,628     16.2%
Adult Day Health Services             3,486,186    83.7%    2,831,549     77.5%       654,637     23.1%
                                    -----------           -----------               ----------
                                     17,951,478    78.6%   15,275,213     79.7%     2,676,265     17.5%
Center Contribution
Home Health Care                      4,201,752    22.5%    3,060,084     19.7%     1,141,668     37.3%
Adult Day Health Services               680,336    16.3%      822,462     22.5%      (142,126)   (17.3%)
                                    -----------           -----------               ----------
                                      4,882,088    21.4%    3,882,546     20.3%       999,542     25.7%

Selling, General & Administrative     2,647,336    11.6%    2,099,003     11.0%       548,333     26.1%
Depreciation and Amortization           634,414     2.8%      519,370      2.7%       115,044     22.2%
Provision for Uncollectible accounts    661,951     2.9%      585,831      3.1%        76,120     13.0%
Accounts
Interest, Net                           232,579     1.0%      174.688      0.9%        57,891     33.1%
                                    -----------             ---------                --------
Income Before Taxes                     705,808     3.1%      503,564      2.6%       202,154     40.1%
                                   ============             =========                ========



          Home Health Care

          Revenues. Net revenues increased approximately 20% primarily as a result of increased volumes in nursing services, durable medical equipment rentals and infusion therapies. Startup operations are described below. The balance of the increase in revenues came from recurring operations revenue growth of 12%.

          Costs of Sales and Services. Costs of sales and services as a percent of net revenues decreased due to revenue growth.

          Start-up Operations. _Start-up Operations_ include those business units started by the Company that have not been in operation for the entirety of both comparable reporting periods. For the quarter ended September 30, 1997 the Company had seven home care business units in five markets classified as start-up operations. These business units generated revenues of $ 1,369,683 and earnings before interest and taxes of $ 56,172 in 1997 and revenues of $ 199,037 and losses before interest and taxes of $ (146,996)in 1996.

          Adult Day Health Services

          Net Revenues. The 14% increase in adult day health services revenues was a result of improved pricing and increased volumes in recurring centers. Start-up operations are described below. As of September 30, 1997, the Company had 19 centers in operation versus 15 centers at September 30, 1996.

          Costs of Sales and Services. As a percent of net revenues, cost of sales and services increased primarily due to the effect of new operations which generated initial operating losses.

          Start-up Operations. For the quarter ended September 30, 1997 the Company had five adult day health business units in five markets classified as start-up operations. These business units generated revenues of $ 290,369 and losses before interest and taxes of $ (225,742) in 1997 and revenues of $ 22,622 and losses before interest and taxes of $ (71,257)in 1996.

     Selling, General and Administrative. The increase in selling, general and administrative costs is due to the costs incurred related to the Company's geographic expansion. These costs did not change significantly as a percentage of revenue.

     Provision for Uncollectible Accounts. The provision for uncollectible accounts for the quarters ended September 30, 1997 and 1996 was recorded at approximately 3% of net revenues based on management's evaluation of collectibility.

     Depreciation and Amortization. The increase results primarily from capital additions.

     Interest.    The increase  in interest is  primarily the  result of
     higher average outstanding debt levels.

                          Caretenders Health Corp.
                               Operating Data
                  for the six months ended September 30,

                                            1 9 9 7                  1 9 9 6               Change
                                     ---------------------    --------------------    --------------------
                                                   % of                   % of
                                        Amount    Revenues      Amount     Revenues      Amount       %

Net Revenues
 Home Health Care                       36,308,100     100.0%     29,858,495    100.0   6,449,605    21.6%
 Adult Day Health Services               8,046,716     100.0%      7,016,298    100.0   1,030,418    14.7%
                                        ----------               -----------           ----------
                                        44,354,816                36,874,793            7,480,023    20.3%

Costs of Sales and Services
 Home Health Care                       28,060,325      77.3%     23,445,474     78.5   4,614,852    19.7%
 Adult Day Health Services               6,776,578      84.2%      5,424,899     77.3   1,351,679    24.9%
                                        ----------               -----------            ----------
                                        34,836,903      78.5%     28,870,373     78.3   5,966,530    20.7%
Center Contribution
 Home Health Care                        8,247,775      22.7%      6,413,021     21.5   1,834,753    28.6%
 Adult Day Health Services               1,270,138      15.8%      1,591,399     22.7    (321,261)  (20.2%)
                                        ----------                ----------           -----------
                                         9,517,913      21.5%      8,004,420     21.7   1,513,493    18.9%

Selling, General & Administrative         5,318,351     12.0%      4,557,214     12.3     761,137    16.7%
Depreciation and Amortization             1,242,800      2.8%      1,112,562      3.0     130,238    11.7%
Provision for Uncollectible Accounts      1,281,584      2.9%      1,089,159      3.0     192,425    17.7%
Interest, Net                               471,380      1.1%        334,229      0.9     137,151    41.0%
                                        -----------               ----------            ---------
Income Before Taxes                       1,203,798      2.7%        911,256      2.5     292,542    32.1%
                                        ===========               ==========            =========

          Home Health Care

          Revenues. Net revenues increased approximately 21% primarily as a result of increased volumes in nursing services, durable medical equipment rentals and infusion therapies. Startup operations accounted for approximately $2,101,000 of the $6.4 million increase in home health revenues The balance of the increase in revenues came from recurring operations revenue growth of 13%.

          Costs of Sales and Services. Costs of sales and services as a percent of net revenues decreased due to revenue growth.

          Start-up Operations. For the six-months ended September 30, 1997 the Company had nine home care business units in six markets classified as start-up operations. These business units generated revenues of $ 2,377,707 and losses before interest and taxes of $ (173,200) in 1997 and revenues of $ 276,404 and losses before interest and taxes of $ (392,293) in 1996.

          Adult Day Health Services

          Net Revenues. The 15% increase in adult day health services revenues was a result of improved pricing and increased volumes in recurring centers plus revenues from start-up centers as described below.

          Costs of Sales and Services. As a percent of net revenues, cost of sales and services increased primarily due to the effect of new operations which generated initial operating losses.

          Start-up Operations. For the six-months ended September 30, 1997 the Company had five adult day health business units in five markets classified as start-up operations. These business units generated revenues of $ 466,281 and losses before interest and taxes of $ (471,975) in 1997 and revenues of $ 22,622 and losses before interest and taxes of $ (86,257)in 1996.

     Selling, General and Administrative. The increase in selling, general and administrative costs is due to the costs incurred related to the Company's geographic expansion. These costs did not change significantly as a percentage of revenue.

     Provision for Uncollectible Accounts. The provision for uncollectible accounts for the six months ended September 30, 1997 and 1996 was recorded at approximately 3% of net revenues based on management's evaluation of collectibility.

     Depreciation and Amortization. The increase results primarily from capital additions.

     Interest.    The increase  in interest is  primarily the  result of
     higher average outstanding debt levels.

Liquidity and Capital Resources

 Revolving Credit Facility

  The Company has a $12 million revolving credit facility with the Healthcare Financial Services Division of Heller Financial, Inc. Interest accrues on amounts drawn under the facility at a rate of 1 percent over prime. Availability is determined pursuant to a formula principally consisting of a percentage of accounts receivable subject to certain exclusions. At September 30, 1997, the Company has total cash and unused borrowings of approximately $4.7 million available for working capital and development. The facility will remain in effect until October 13, 1998 and for annual one year terms thereafter unless either party to the credit agreement provides the other with a written notice of termination 60 days prior to the renewal date.

  This facility should provide working capital resources sufficient to support operations for the next year. Management will continuously pursue additional capital including possible debt and equity investments in the Company to support a more rapid development of the business than would be possible with internal funds.

 Cash Flows

     Key elements to the Consolidated Statements of Cash Flows were (in thousands):

     Net Change in Cash and Cash Equivalents        1997           1996
                                              --------------   ------------
     Provided by (used in)
         Operating activities                   $     4,225     $     (848)
         Investing activities                        (2,549)        (1,349)
         Financing activities                        (1,752)         1,779
                                               --------------  ------------
     Net Change in Cash and Cash Equivalents    $       (76)    $     (418)


     Net cash provided by operating activities of approximately $4.2 million resulted principally from current period earnings net of non-cash expenses such as depreciation and bad debt provision. Net cash used in investing activities of approximately $2.5 million resulted principally from amounts invested in expansion activities and capital expenditures related to purchase of certain durable medical equipment and real estate. Net cash of approximately $1.7 million was used in financing activities to reduce the outstanding balance on the revolving credit facility

 Health Care Reform

 The health care industry is experiencing extensive and dynamic change. In addition to economic forces and regulatory influences, continuing political debate is subjecting the health care industry to significant reform. Health care reform proposals have been formulated by the current federal government administration, members of Congress, and, periodically, state legislators. Government officials can be expected to continue to review and assess alternative health care delivery systems and payment methodologies. Changes in the law or new interpretations of existing laws may have a dramatic effect on the definition of permissible or impermissible activities, the relative cost of doing business, and the methods and amounts of payments for medical care by both governmental and other payors. Legislative changes to "balance the budget" and slow the annual rate of growth of Medicare and Medicaid are expected. Such changes may impact reimbursement for home health care. There can be no assurance that future legislation or regulatory changes will not have a material adverse effect on the future operations of the Company.

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

     (b) No reports on Form 8-K have been filed during the quarter ended September 30, 1997

CARETENDERS HEALTH CORP. AND SUBSIDIARIES
COMPUTATION OF EARNINGS PER SHARE
EXHIBIT 11

                                                       Three MonthsEnded             Six MonthsEnded
                                                         September 30,                 September 30,
                                                  --------------------------    -------------------------
                                                       1997         1996           1997           1996
PRIMARY                                           ----------     ---------    -----------      -----------
Net income for primary income per common share     $414,663       $464,654       $707,232       $833,256
Weighted average outstanding shares during the
 period                                           3,119,413      3,119,413      3,119,413      3,119,413
Add- common equivalent shares representing shares
 issuable upon exercise of dilutive options
 and warrants                                       43,263         30,750          34,517         30,750
Weighted average number of shares used in
calculation of primary earnings per share        3,162,676      3,150,163       3,153,930      3,150,163

PER SHARE
Net income                                           $0.13          $0.15          $0.22          $0.26
FULLY DILUTED
Net income for fully diluted income per
 common share                                     $414,663       $464,654       $707,232       $833,256

Weighted average number of shares used in
 calculation of primary earnings per share       3,162,676      3,150,163      3,153,930      3,150,163
Weighted average number of shares used in
 calculation of fully diluted earnings per share 3,162,676      3,150,163      3,171,835      3,150,163

PER SHARE
Net income                                           $0.13          $0.15          $0.22          $0.26


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Date:     November  14, 1997

                                   CARETENDERS HEALTH CORP.


                                   BY/s/William B. Yarmuth
                                   William B. Yarmuth,
                                   Chairman of the Board, President
                                   and Chief Executive Officer

                                   BY/s/C. Steven Guenthner
                                   C. Steven Guenthner,
                                   Senior Vice President and
                                   Chief Financial Officer