Form 10-Q
period 1997-12-31
CARETENDERS HEALTH CORP
filed 1998-02-17
CIK 799231

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549
                               ____________________


                                    FORM 10-Q


          [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                  THE SECURITIES
                               EXCHANGE ACT OF 1934

                 For the quarterly period ended December 31, 1997

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

                     Class of Common Stock    $.10 par value

             Shares outstanding at December 31, 1997    -  3,129,413

                      CARETENDERS HEALTH CORP. AND SUBSIDIARIES

                                      FORM 10-Q

                                        INDEX


          Part I.   Financial Information

          Item 1.   Financial Statements

               Consolidated Balance Sheets as of December 31, 1997
                    and March 31, 1997                             3


               Consolidated Statements of Operations for the Three
                    Months ended December 31, 1997 and 1996        4


               Consolidated Statements of Operations for the Nine
                    Months ended December 31, 1997 and 1996        5


               Consolidated Statements of Cash Flows for the Nine
                    Months ended December 31, 1997 and 1996        6


               Notes to Interim Consolidated Financial Statements7 - 8


          Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations         9 - 15


               Part II.  Other Information

                         Items 1 through 6                        16

            CARETENDERS HEALTH CORP. AND SUBSIDIARIES
               INTERIM CONSOLIDATED BALANCE SHEETS

                ASSETS                    December 31,     March 31,
                                              1997           1997
                                          (UNAUDITED)
CURRENT ASSETS:
Cash and cash equivalents                     $2,305,749     $1,014,604
Accounts receivable - net of allowance for
uncollectible accounts of approximately
$3,536,000 and $3,153,000                     19,956,840     20,436,964
Prepaid expenses and other current assets      1,855,395      1,765,168
Deferred tax assets                            1,646,990      1,646,990

  TOTAL CURRENT ASSETS                        25,764,974     24,863,726

PROPERTY AND EQUIPMENT - net                   6,702,824      4,959,217

COST IN EXCESS OF NET ASSETS ACQUIRED - net
of accumulated amortization of
approximately $1,593,000 and $1,430,000        7,560,340      7,723,263

OTHER ASSETS                                   1,553,822      1,198,367


                                             $41,581,960    $38,744,573


 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable - trade                      $3,832,673     $3,334,671
Accrued expenses                               3,781,538      3,696,350
Current portion of term debt and capital
lease obligations                                149,986        261,716
Other current liabilities                        100,000        100,000

       TOTAL CURRENT LIABILITIES               7,864,197      7,392,737


LONG-TERM LIABILITIES
Revolving Credit Facility                     11,172,901      9,754,640
Term debt and capital lease obligations           99,849        145,308
Other liabilities                                664,105        788,616

       TOTAL LONG-TERM LIABILITIES            11,936,855     10,688,564
       TOTAL LIABILITIES                      19,801,052     18,081,301


Commitments and Contingencies (Note 2)

Stockholders' equity:
Common stock, par value $.10; authorized
10,000,000 shares; 3,129,436 issued
and outstanding                                  312,944        312,944
Treasury stock, at cost, 10,000 shares           (95,975)       (95,975)
Additional paid-in capital                    25,337,876     25,337,876
Accumulated deficit                           (3,773,937)    (4,891,573)

  TOTAL STOCKHOLDERS' EQUITY                  21,780,908     20,663,272

                                             $41,581,960    $38,744,573

    See accompanying notes to interim consolidated financial
                           statements.

                      CARETENDERS HEALTH CORP. AND SUBSIDIARIES
                    INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                                                Three Months Ended
                                             December 31,  December 31,
                                               1997          1996
Net revenues                                 $23,436,107     $19,629,566
Cost of sales and services                    18,692,200      15,376,205
Selling, general and administrative            2,530,681       2,336,333
expenses
Depreciation and amortization expense            628,068         571,145
Provision for uncollectible accounts             673,856         573,663

Income before other income (expense) and         911,302         772,220
income taxes

Other income (expense):
Interest expense                                (212,741)      (221,630)

Income before provision for income taxes         698,561         550,590

Provision for income taxes                       288,157          39,000

Net income                                      $410,404        $511,590


PER SHARE:
Net income - basic                               $  0.13         $  0.16
Net income - fully diluted                       $  0.13         $  0.16

Average shares outstanding:
Basic                                           3,119,413       3,119,413
Fully diluted                                   3,176,561       3,133,300


See accompanying notes to interim consolidated financial
                      statements.

                      CARETENDERS HEALTH CORP. AND SUBSIDIARIES
                    INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                                                   Nine Months Ended
                                                December     December
                                                31, 1997     31, 1996

Net revenues                                   $67,790,923    $56,534,390
Cost of sales and services                      53,340,924     44,276,609
Selling, general and administrative expenses     8,037,211      6,893,547
Depreciation and amortization expense            1,870,868      1,683,707
Provision for uncollectible accounts             1,955,440      1,662,822

Income before other income (expense) and
income taxes                                     2,586,480      2,017,705

Other income (expense):
Interest expense                                 (684,121)      (555,859)

Income before provision for income taxes         1,902,359      1,461,846

Provision for income taxes                         784,723        117,000

Net income                                      $1,117,636     $1,344,846


PER SHARE:
Net income - basic                                 $  0.36        $  0.43
Net income - fully diluted                         $  0.35        $  0.43

Average shares outstanding:
Basic                                            3,119,413      3,119,413
Fully diluted                                    3,161,706      3,143,750

See accompanying notes to interim consolidated financial
                      statements.

                      CARETENDERS HEALTH CORP. AND SUBSIDIARIES
                    INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                      Nine Months Ended
                                    December    December 31,
                                    31, 1997        1996
Cash flows from operating
activities:
Net income                           $1,117,636     $1,344,846
Adjustments to reconcile net income
to net cash provided (used)by
operating activities:
Depreciation and amortization          1,870,868      1,683,707
Provision for uncollectible accounts   1,955,440      1,662,822

                                       4,943,944      4,691,375
Change in certain net current assets
(Increase) decrease in:
Accounts receivable                   (1,475,316)    (4,757,983)
Prepaid expenses and other current       (90,227)      (383,950)
 assets
Increase (decrease) in:
Accounts payable and accrued
liabilities                              583,190       (99,312)
Other liabilities                              -        (6,985)
Net cash provided (used) by
 operating activities                  3,961,591      (556,855)

Cash flows from investing
activities:
Capital expenditures                 (3,096,988)    (1,530,723)
Other assets                           (710,019)      (504,643)
Net cash provided (used) by
 investing activities                (3,807,007)    (2,035,366)


Cash flows from financing
activities:
Principal payments on long-term
 debt                                  (157,189)      (333,338)
Net revolving credit facility
 borrowings                           1,418,261      2,072,619
Other                                  (124,511)      (135,306)
Net cash provided (used) by
 financing activities                 1,136,561      1,603,975

Net increase (decrease) in cash       1,291,145       (988,246)
Cash and cash equivalents at
 beginning of period                  1,014,604      1,561,041
Cash and cash equivalents at         $2,305,749       $572,795
 end of period


See accompanying notes to interim consolidated financial
                      statements.

                      CARETENDERS HEALTH CORP. AND SUBSIDIARIES
                NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS



          1.
             BASIS OF PRESENTATION



             The accompanying interim consolidated financial statements for the nine months ended December 31, 1997 and 1996 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. Accordingly, the reader of this Form 10-Q may wish to refer to the Company's Form 10-K for the year ended March 31, 1997 for further information. In the opinion of management of the Company, the accompanying unaudited interim financial statements reflect all adjustments (consisting only of normally recurring adjustments) necessary to present fairly the financial position at December 31, 1997 and the results of operations and cash flows for the periods ended December 31, 1997 and 1996.

             The results of operations for the three and nine months ended December 31, 1997 are not necessarily indicative of the operating results for the year.


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

                      CARETENDERS HEALTH CORP. AND SUBSIDIARIES
                NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                    (continued)

             In January 1997, Aetna Life & Casualty withdrew its claim against the Company without prejudice.


             3.  FINANCIAL STATEMENT RECLASSIFICATIONS



              Certain amounts have been reclassified in the 1996 financial statements in order to conform to the 1997 presentation. Such reclassifications had no effect on previously reported net income.

          Item 2.Management's  Discussion   and  Analysis  of   Financial
                 Condition and
                 Results of Operations

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

          The Company is currently engaged in an expansion strategy that began in late 1996 and will continue for the foreseeable future. During this expansion period the Company expects to add up to 28 additional adult day health centers and 15 home health care centers. Since the inception of the expansion strategy, the Company has added 9 adult day health centers and 12 home health care centers through December 31, 1997. As of the filing date of this Form 10-Q, the Company has completed transactions to acquire an additional adult day health services center and 3 home health care centers.

          Earnings For the Quarter Ended December 31, 1997 Versus 1996

          The Company generated a 27% increase in pre-tax income despite investing in initial operating losses related to geographic expansion. The increase in pre-tax income is primarily a result of a 15% increase in net revenues from recurring operations due to increased volumes. Income tax expense for 1996 included a non-recurring credit of approximately $188,118 or $0.06 per share related to the reduction in a previously recorded valuation allowance for net deferred taxes. As a result of these factors, earnings per share were $0.13 in 1997 as compared to $0.16 for 1996. Excluding the 1996 non-recurring income tax credit earnings per share increased to $0.13 in 1997 from $0.10 in 1996.

          Earnings For the  Nine Months Ended  December 31, 1997  Versus 1996

          The Company generated a 30% increase in pre-tax income a result of a 13% increase in net revenues from recurring operations due to increased volumes and the maturing of start-up operations. Income tax expense for 1996 included a non-recurring credit of approximately $486,011 or $0.15 per share related to the reduction in a previously recorded valuation allowance for net deferred taxes. As a result, earnings per share were $0.35 in 1997 as compared to $0.43 for 1996 for the nine month period. Excluding the 1996 non-recurring income tax credit earnings per share increased to $0.35 in 1997 from $0.27 in 1996.

          The  following  table  reflects  the  results  of   operations
          separated into on-going or recurring operations and start-up operations on an as reported and comparably taxed basis:

                                      Quarter Ended                 Nine Months Ended
As Reported                  12/31/97       12/31/96  % Change  12/31/97       12/31/96  % Change
Net Revenues
Recurring Operations      $22,244,029    $19,396,442    15%  $63,067,601    $55,713,604    13%
Start-up Operations (1)     1,192,078        233,124   411%    4,723,323        820,787   475%
Total                      23,436,107     19,629,566    19%   67,790,924     56,534,391    20%

Pre-tax Income
Recurring Operations         $817,525       $623,886    31%   $2,881,167     $2,397,631    20%
Start-up Operations          (118,964)       (73,296)   62%     (978,808)      (935,785)    5%
Total                         698,561        550,590    27%    1,902,359      1,461,846    30%

Net Income as reported
Recurring Operations         $480,294      $579,694    (17%)  $1,692,685     $2,205,734   (23%)
Start-up Operations           (69,891)      (68,104)     3%     (575,049)      (860,889)  (33%)
Total                         410,404       511,590    (20%)   1,117,636      1,344,846   (17%)

Weighted Primary Shares     3,176,561     3,133,300            3,161,706      3,143,750

Net Income Per Share as reported
Recurring Operations            $0.15         $0.19   (18%)        $0.54          $0.70   (24%)
Start-up Operations            $(0.02)       $(0.02)    2%        $(0.18)        $(0.27)  (34%)
Total                           $0.13         $0.16   (19%)        $0.35          $0.43   (18%)

As Adjusted for Comparable Tax Provision
Net Income as reported       $410,404      $511,590   (20%)   $1,117,636     $1,344,846   (17%)
1996 Non-recurring credit
to tax expense (2)                  -      (188,118) (100%)           -        (486,011) (100%)
Net Income as adjusted       $410,404      $323,472    27%   $1,117,636        $858,834    30%

Net Income as adjusted
Recurring Operations         $480,294      $366,533    31%   $1,692,685      $1,408,608    20%
Start-up Operations           (69,891)      (43,061)   62%     (575,049)       (549,774)    5%
Total                         410,404       323,472    27%    1,117,636         858,834    30%

Net Income Per Share as adjusted
Recurring Operations            $0.15         $0.12    31%        $0.54           $0.45    19%
Start-up Operations            $(0.02)       $(0.01)   62%       $(0.18)         $(0.17)    4%
Total                           $0.13         $0.10    27%        $0.35           $0.27    29%

(1) Start-up operations include those businesses started by the Company that have not been in operation for the entirety of both comparable periods
(2) Reduction of previously recorded valuation allowance related to net deferred tax assets ($.06 per share for the quarter and $0.16 ytd)

          RESULTS OF OPERATIONS

                              Caretenders Health Corp.
                                   Operating Data
                       for the three months ended December 31,

                                  1 9 9 7            1 9 9 6        Change
                                  % of                 % of
                        Amount   Revenues    Amount   Revenues      Amount    %

Net Revenues
Home Health Care     19,229,812    100.0%   16,151,116  100.0%   3,078,696  19.1%
Adult Day Health
Services              4,206,295    100.0%    3,478,450  100.0%     727,845  20.9%
                     23,436,107             19,629,566           3,806,541  19.4%
Costs of Sales and
Services
Home Health Care     15,215,464     79.1%   12,574,678  77.9%    2,640,786  21.0%
Adult Day Health
Services              3,476,736     82.7%    2,801,527  80.5%      675,209  24.1%
                     18,692,200     79.8%   15,376,205  78.3%    3,315,995  21.6%
Center Contribution
Home Health Care      4,014,348     20.9%    3,576,438  22.1%      437,910  12.2%
Adult Day Health
Services                729,559     17.3%      676,923  19.5%       52,636   7.8%
                      4,743,907     20.2%    4,253,361  21.7%      490,546  11.5%

Selling, General &
Administrative        2,530,681     10.8%    2,336,333  11.9%      194,348   8.3%
Depreciation and
Amortization            628,068      2.7%      571,145  2.9%       56,9233  10.0%
Provision for
Uncollectible           673,856      2.9%      573,663  2.9%       100,193  17.5%
Accounts
Interest, Net           212,741      0.9%      221,630  1.1%        (8,889) (4.0%)

Income  Before
Taxes                   698,561      3.0%      550,590  2.8%       147,971  26.9%


                    Home Health Care

                    Revenues. Net revenues increased approximately 19.1% primarily as a result of increased volumes in existing home health care operations. Start-up operations are described below.

                    Costs of Sales and Services. Costs of sales and services as a percent of net revenues for recurring operations increased only 1.8% from 1996. While start-up operations increase 38.3%. On a combined basis, existing operations volume grow in volumes absorbed the expenditures invested in start-up operations for a net increase 1.2% in cost of sales and services as a percentage of net revenue.

                    Start-up Operations. _Start-up Operations_ include those business units started by the Company that have not been in operation for the entirety of both comparable reporting periods. For the quarter ended December 31, 1997 the Company had seven home care business units in five markets classified as start-up operations. These business units generated revenues of $ 1,026,000 and earnings before interest and taxes of $ 113,000 in 1997 and revenues of $ 233,000 and losses before interest and taxes of $ (73,000)in 1996.

                    Adult Day Health Services

                    Net Revenues. The 20.9% increase in adult day health services revenues was a result of increased volumes in recurring centers. Start-up operations are described below. As of December 31, 1997, the Company had 20 centers in operation versus 16 centers at December 31, 1996.

                    Costs of Sales and Services. As a percent of net revenues, cost of sales and services for recurring operations decreased 4%, while start-up operations accounted for the entire increase in costs of sales and services as a percentage of revenue.

                    Start-up Operations. For the quarter ended December 31, 1997 the Company had five adult day health business units in five markets classified as start-up operations. These business units generated revenues of $ 166,000 and losses before interest and taxes of $ (232,000) in 1997. These units did not generate any activity in the quarter ended December 31, 1996.

               Selling, General and Administrative. The increase in selling, general and administrative costs is due to the costs incurred related to the Company's geographic expansion. These costs did not change significantly as a percentage of revenue.

               Provision for Uncollectible Accounts. The provision for uncollectible accounts for the quarters ended December 31, 1997 and 1996 was recorded at approximately 2.9% of net revenues based on management's evaluation of collectibility.

               Depreciation and  Amortization.    The  increase results
               primarily from capital additions.

               Interest.    The decrease  in interest is  primarily the
               result of lower average outstanding debt levels.

                              Caretenders Health Corp.
                                   Operating Data
                       for the nine months ended December 31,

                             1 9 9 7                1 9 9 6          Change
                                  % of                   % of
                      Amount    Revenues       Amount  Revenues    Amount    %
Net Revenues
 Home Health Care     55,537,912  100.0%    46,039,642  100.0%    9,498,270   20.6%
 Adult Day Health     12,253,011  100.0%    10,494,748  100.0%    1,758,263   16.8%
 Services
                      67,790,923            56,534,390           11,256,533   19.9%


Costs of Sales and
Services
 Home Health Care     43,087,610  77.6%    36,050,183   78.3%    7,037,427   19.5%
 Adult Day Health     10,253,314  83.7%     8,226,426   78.4%    2,026,888   24.6%
 Services
                      53,340,924  78.7%    44,276,609   78.3%    9,064,315   20.5%

Center Contribution
 Home Health Care     12,450,302  22.4%    9,989,459    21.7%    2,460,843   24.6%
 Adult Day Health      1,999,697  16.3%    2,268,322    21.6%     (268,625) (11.8%)
 Services
                      14,449,999  21.3%   12,257,781    21.7%    2,192,218   17.9%

Selling, General &     8,037,211  11.9%    6,893,547    12.2%    1,143,664   16.6%
Administrative
Depreciation and       1,870,868   2.8%    1,683,707     3.0%      187,161   11.1%
Amortization
Provision for          1,955,440   2.9%    1,662,822     2.9%      292,618   17.6%
Uncollectible
Accounts
Interest, Net            684,121   1.0%      555,859     1.0%      128,262   23.1%

Income  Before Taxes   1,902,359   2.8%    1,461,846     2.6%      440,513   30.1%


                    Home Health Care

                    Revenues. Net revenues increased approximately 20.6% primarily as a result of increased volumes Start-up operations accounted for approximately $3,152,000 of the $9.5 million increase in home health revenues The balance of the increase in revenues came from recurring operations revenue growth.

                    Medicare certified home health nursing revenues for the nine-months ended December 31, 1997 and 1996 were $32,244,000 and $22,372,000 respectively.

                    Costs of Sales and Services. Costs of sales and services for recurring operations as a percent of net revenues decreased 0.5%. Start-up operations' costs of sales an services as a percent of net revenue increase 83.3%. On a combined basis, existing operations volume grow in volumes and decrease in related costs of sales and services more than absorbed the expenditures invested in start-up operations for a net decrease 0.7% in cost of sales and services as a percentage of net revenue.

                    Start-up Operations. For the nine-months ended December 31, 1997 the Company had nine home care business units in six markets classified as start-up operations. These business units generated revenues of $3,905,000 and losses before interest and taxes of $(231,000) in 1997 and revenues of $753,000 and losses before interest and taxes of $(720,000) in 1996.

                    Adult Day Health Services

                    Net Revenues. The 16.8% increase in adult day health services revenues was a result of increased volumes in recurring centers plus revenues from start-up centers as described below.

                    Costs of Sales and Services. As a percent of net revenues, cost of sales and services for recurring operations did not change, while start-up operations accounted for the entire increase in costs of sales and services as a percentage of revenue.

                    Start-up Operations. For the nine-months ended December 31, 1997 the Company had six adult day health business units in six markets classified as start-up operations. These business units generated revenues of $819,000 and losses before interest and taxes of $(748,000) in 1997 and revenues of $68,000 and losses before interest and taxes of $(215,000)in 1996.

               Selling, General and Administrative. The increase in selling, general and administrative costs is due to the costs incurred related to the Company's geographic expansion. These costs did not change significantly as a percentage of revenue.

               Provision for Uncollectible Accounts. The provision for uncollectible accounts for the six months ended December 31, 1997 and 1996 was recorded at approximately 2.9% of net revenues based on management's evaluation of collectibility.

               Depreciation and  Amortization.    The  increase results
               primarily from capital additions.

               Interest.    The increase  in interest is  primarily the
               result of higher average outstanding debt levels.

          Liquidity and Capital Resources

           Revolving Credit Facility


            The Company has a $15 million revolving credit facility with the Healthcare Financial Services Division of Heller Financial, Inc. Interest accrues on amounts drawn under the facility at a rate of 1 percent over prime. Availability is determined pursuant to a formula principally consisting of a percentage of accounts receivable subject to certain exclusions. At December 31, 1997, the Company had total cash and unused borrowings of approximately $6.1 million available for working capital and development. The facility will remain in effect until October 13, 1998 and for annual one year terms thereafter unless either party to the credit agreement provides the other with a written notice of termination 60 days prior to the renewal date. The Company is currently negotiating expansion and/or replacement of its senior credit facility to provide additional capital to support execution of the Company's strategic plan.

            Management will continuously pursue additional capital including possible debt and equity investments in the Company to support a more rapid development of the business than would be possible with internal funds.



           Cash Flows


               Key elements to the Consolidated Statements of Cash Flows were (in thousands):

               Net  Change in  Cash and Cash      1997       1996
               Equivalents


               Provided by (used in)
                   Operating activities         $ 3,962     $  (557)
                   Investing activities          (3,807)     (2,035)
                   Financing activities           1,136       1,604
               Net  Change in  Cash and Cash    $ 1,291     $  (988)
               Equivalents


               Net cash provided by operating activities of approximately $4 million resulted principally from current period earnings net of non-cash expenses such as depreciation and bad debt provision. Net cash used in investing activities of approximately $3.8 million resulted principally from amounts invested in expansion activities and capital expenditures related to purchase of certain durable medical equipment and real estate.
               Net cash of approximately $1.1 million was used in financing activities to reduce the outstanding balance on the revolving credit facility

           Health Care Reform


           The  health  care  industry is  experiencing  extensive  and dynamic change. In addition to economic forces and regulatory influences, continuing political debate is subjecting the health care industry to significant reform. Changes in the law or new interpretations of existing laws may have a dramatic effect on the definition of permissible or impermissible activities, the relative cost of doing business, and the methods and amounts of payments for medical care by both governmental and other payors. Legislative changes to "balance the budget" and slow the annual rate of growth of Medicare and Medicaid have been made as described in more detail below. There can be no assurance that future legislation or additional regulatory changes will not have a material adverse effect on the future operations of the Company.


           Balanced Budget Act of 1997


           In August of 1997, President Clinton signed into law the Balanced Budget Act of 1997 (the BBA), This bill made significant changes in the reimbursement system for Medicare home health services. The primary changes that affect the Company include a reduction in the reimbursement for oxygen therapy services and a restructuring of the reimbursement system related to Medicare certified home care agencies.

           Oxygen Reimbursement
           The reimbursement of certain oxygen therapy services and products was cut 25% for services provided after December 31, 1997. An additional cut of 5% will take affect in 1999. Increases to the reimbursement rate have been tied to the Consumer Price Index and will resume in 2003. The impact on the Company will be a decrease of approximately $600,000 in revenues related to oxygen therapy services, however the Company believes that its growth HME and its other service lines should compensate for the reimbursement reduction.

           Bonding Requirements for Medicare Providers
           The BBA now requires Medicare providers to purchase surety bonds in amounts generally equal to 15% of Medicare reimbursement for periods up to 10 years. This provision is effective February 27, 1998. Although the Company has made arrangements to meet such bonding requirements it appears that many smaller, less well capitalized providers may find it difficult to secure such surety bonds. Under the current rules, agencies that are not able to secure the required surety bonds will be excluded from participation in the Medicare program. Should this occur these smaller providers may create opportunities for the Company to consolidate market share either by competing for the patients or acquiring the operations.

           Interim Payment System for Medicare Certified Home Health Nursing Services


           The BBA also includes a revised Interim Payment System (IPS) for Medicare-certified home health services. IPS remains a cost-based reimbursement system. However, per visit cost limits have been reduced and a new _Per Beneficiary Limit_
           (PBL) has been added. IPS is effective for all home care agencies for cost reporting years beginning on or after October 1, 1997. For the majority of the Company's agencies the new system will go into effect on April 1, 1998, the start of the next fiscal year. The BBA states that IPS will remain in effect until a new prospective payment system
           (PPS) is implemented for cost reporting years beginning on or after October 1, 1999.

           The Interim Payment System, as well as other requirements imposed upon home health providers in the BBA were designed to contain the growth in home health care resulting in slower growth in Medicare home health expenditures. As a result of these changes, home health providers will be forced to reduce their costs of providing services and it is expected that utilization of home care services per beneficiary will decline. Under certain conditions, Medicare beneficiaries who had previously been entitled to services will no longer qualify under Medicare reimbursement guidelines.

           Rapidly  Changing  Environment  Makes  Impact  Difficult  to
           Predict
           These recently enacted changes in the home health reimbursement are many and complex. Final regulations likely will not be published until April 1, 1998. Many facets of their implementation are unknown and require substantial subjective interpretation to estimate the impact on future results. Political efforts are underway by public interest groups (including industry and beneficiary groups) to defer or modify portions of the new rules. Many other providers may be unable to operate in this environment and increase the Company's opportunities to expand and be an industry consolidator. Finally, the reduction in Medicare home health expenditures may increase economic demand for the Company's other services, especially in home personal care and adult day health services. Accordingly, management is unable to predict at this time the net effect, if any, the IPS reimbursement mechanism may have on the Company. Although management remains confident in its ability to optimize the Company's performance in this rapidly changing reimbursement and regulatory environment, there can be no assurance that the ultimate impact of IPS will not have an adverse effect on the Company's financial position and results of operations.

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

                    None

               Item 6.  Exhibits and Reports on Form 8-K

                    (a)    Exhibits

                             Exhibit 11 (attached)
                             Exhibit 27 (attached)

                    (b) No reports on Form 8-K have been filed during the quarter ended
                         December 31, 1997

                      CARETENDERS HEALTH CORP. AND SUBSIDIARIES
                          COMPUTATION OF EARNINGS PER SHARE
                                     EXHIBIT 11

                            Three Months          Nine Months
                               Ended                Ended
                             December 31,          December 31,
                            1997      1996        1997      1996
BASIC
Net   income   for   basic
income per common share      $410,404  $511,590 $1,117,636 $1,344,846

Weighted           average  3,119,413 3,119,413  3,119,413  3,119,413
outstanding shares  during
the period

Net income per share            0.13      0.16       0.36       0.43


FULLY DILUTED
Net   income   for   fully  $410,404  $511,590 $1,117,636 $1,344,846
diluted income  per common
share

Weighted average number of
shares during the period   3,119,413 3,119,413  3,119,413  3,119,413

Add-common      equivalent
shares representing shares
issuable  upon  exercise     57,148    13,887      42,293     24,337
of   dilutive  options and
warrants

                          3,176,561 3,133,300  3,161,706   3,143,750


PER SHARE
Net income                     0.13      0.16       0.35        0.43


          SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.


          Date:     February 13, 1998


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