Form 10-K
period 1998-03-31
CARETENDERS HEALTH CORP
filed 1998-07-14
CIK 799231

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                FORM 10-K

(Mark One)
/ X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended March 31, 1998

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

        Securities registered pursuant to Section 12(b) of the Act:  None

           Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class                  Name of Each Exchange on Which Registered
-------------------                  -----------------------------------------
Common Stock                                 NASDAQ National Market
par value $.10 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ______

As of June 22, 1998, 3,130,413 shares of the Registrant's Common Stock were outstanding. The aggregate market value of Registrant's Common Stock held by non-affiliates of the Registrant as of June 22, 1998 was approximately $18,782,478 (based on the last sale price of a share of the common stock as of June 22, 1998 ($6.00), as reported by the National Association of Securities Dealers, Inc. Automated Quotation ("NASDAQ") National Market system).


DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's definitive proxy statement, to be filed with the Commission no later than 120 days after March 31, 1998, is incorporated by reference in
Part III of this report.

                              TABLE OF CONTENTS



PART I
     Item 1.   Business
     Item 2.   Properties
     Item 3.   Legal Proceedings
     Item 4.   Submission of Matters to a Vote of Security Holders



PART II
     Item 5.   Market for Registrant's Common Equity and Related Stockholder
               Matters
     Item 6.   Selected Financial Data
     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation
     Item 7a.  Quantitative and Qualitative Disclosures About Market Risk
     Item 8.   Financial Statements and Supplementary Data
     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure



PART III
     Item 10.  Directors and Executive Officers of the Registrant
     Item 11.  Executive Compensation
     Item 12.  Security Ownership of Certain Beneficial Owners and Management
     Item 13.  Certain Relationships and Related Transactions



PART IV
     Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                    PART I
 ITEM 1.  BUSINESS

General Development of Business
-------------------------------

Incorporated in Delaware in November, 1985, Caretenders(r) Health Corp. and subsidiaries (collectively "Caretenders" or the "Company") is one of the first companies to provide integrated adult day health services and home health care services for seniors and others with chronic and post-acute medical conditions who wish to remain in their homes and communities. Today more than seven million senior Americans are in need of alternatives to long-term nursing home confinement and this number is expanding rapidly. These individuals desire to remain in their homes and out of nursing homes and conserve their financial resources as long as possible. The Company provides seniors in need with a lower-cost alternative to institutional care helping them gain economic security, access to health care, mobility and independence without isolation.

With its experience in home health care and leadership in adult day health center operations, the Company is implementing an expansion program offering integrated home and community based health care marketed under the name Caretenders' SeniorCare Solutions(tm).

The Company is positioning itself to take advantage of changes and reform activities in the healthcare industry by focusing its resources on its home and community based health care business units which consist of adult day health services and home health care (home health care includes nursing, infusion therapy and durable medical equipment). These businesses are involved with the delivery of health care in alternative settings which the Company believes are preferred by consumers and operate at lower costs than hospitals and nursing homes. The trend toward alternative site delivery of healthcare is increasing, as more payor organizations are seeking to reduce the costs of medical care. Certain changes in Medicare reimbursement for home nursing services became effective for the Company on April 1, 1998.
Management believes these changes will have a significant effect on the Company's revenues and financial performance. See Government Regulations for more information.

Utilizing its strengths in home health care and adult day health services, the Company is actively addressing the issue of senior care in America by its comprehensive strategy - Caretenders SeniorCare Solutions. Through care management by a Registered Nurse (RN), Caretenders helps families identify solutions for caring for loved ones who can no longer meet their own health and personal care needs. Through the Company's Care Manager, families can learn about long-term care options available for seniors and obtain assistance in choosing from Caretenders' SeniorCare Day Centers(tm) and home health care centers or, if appropriate, other available community based resources.


Home Health Care Services
-------------------------

The Company's comprehensive strategy allows it to provide a full range of home health care services to a patient, enabling physicians, payors and patients to deal with a single provider. All Caretenders services are rendered through care management by a registered nurse, who coordinates nursing, home infusion and equipment services.

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

Home infusion therapy involves the intravenous or other administration of physician-prescribed nutrients, antibiotics, chemotherapeutic agents and other medications to patients in their homes. Such therapy generally continues a plan of treatment initiated in the hospital, or as a substitute for hospitalization. Home infusion costs are generally between 30% and 70% less than the same therapy administered in an institutional setting. There are five major categories of infusion therapy: total parenteral nutrition, enteral nutrition, antibiotic therapy, chemotherapy and pain management therapy.

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


Adult Day Health Services
-------------------------

Adult day health services is an alternative method of providing care for seniors and other adults who without such care would likely be institutionalized. The field has grown rapidly, from just 15 centers in the United States in the early 1970s to over 4,000 today. Still in its early stages, the industry is highly fragmented with the majority operated by the non-profit sector. To the best of its knowledge and belief, Caretenders is the largest for-profit provider of adult day care services in the U.S.

The Company's adult day health centers provide professional, high quality adult day health services for disabled or frail adults who require some care or supervision, but who do not require intensive medical attention or institutionalization. The average center provides care for over 60 guests per day, seven days a week. Round-trip transportation is available to each participant.

The centers offer a range of therapeutic and medical services designed to promote the independence of participants and provide respite to families and caregivers. On-site staff nurses administer medications and give attention to medical care. Other services include (i) a light breakfast, a hot lunch, and an afternoon snack; (ii) a highly structured, individualized and creative activities program which includes recreation, education, field trips, sports, crafts, music and group conversations; and (iii) family counseling.

Through care management by a Registered Nurse (RN), Caretenders helps families identify solutions for caring for loved ones who can no longer meet their own health and personal care needs. Through the Company's Care Manager, families can learn about their choices for long-term care for seniors and choose from Caretenders' SeniorCare Day Centers and home health care centers as well as other available community based resources.

As of March 31, 1998, the Company's conducts its services in centers in the following locations:

                         Home           Adult Day      Managed
Locations                Health         Health         Agencies       Total
----------------------------------------------------------------------------
Kentucky:
  Louisville area             5              2              5             16
  Lexington area              8              1              1             10
  Elizabethtown area          1              -              7              7
Indiana:
  Evansville                  3              1              -              4
Ohio:
  Cincinnati                  2              1              -              3
  Columbus                    2              1              -              3
  Cleveland                   3              1              -              4
Massachusetts:
  Boston                      3              -              -              3
Connecticut:
  Stamford                    1              1              -              2
  Middlebury                  -              1              -              1
  Danbury                     1              1              -              2
Maryland:
  Baltimore                   -             10              -             10
Virginia:
  Richmond                    2              -              -              2
Alabama:
  Birmingham                  6              1              -              7
Florida:
  Fort Lauderdale             3              -              -              3
  West Palm Beach             2              1              -              3
  Fort Myers                  1              -              -              1
                           ----           ----           ----           ----
Total                        43             22             13             81
                           ====           ====           ====           ====

Capacity for the Company's adult day health centers was 1,343 guests per day at the beginning of the year and grew by 12.3% to 1,508 guests per day by the end of the year.

The Company's strategic plan calls for acquisition of home care providers and integration of its home health operations with adult day care centers to offer a fully integrated home and community based health care solution. The Company's target customers are seniors in need of care seeking to remain independent and avoid long-term institutional care. Additionally, the Company will acquire adult day care operations in markets where it also has home health operations.

See "Government Regulations - Reimbursement Changes" and "Cautionary Statements - Forward Outlook and Risks", . Management will monitor the effects of such items and may consider modifications to its expansion and development strategy when and if necessary.

The following table details the change in the Company's centers during 1998:

                                                Adult Day   Managed
                                   Home Health    Health    Agencies  Total
                                   ----------------------------------------
Centers as of 3/31/97                   37          18        18       73
Change:
     Acquired                            4           1         -        5
     Opened                              2           3         1        5
     Closed                              -           -        (6)      (2)
     Sold                                -           -         -        -
                                   ----------------------------------------
   Subtotal change                       6           4        (5)      (2)
                                   ----------------------------------------
Centers as of 3/31/98                   43          22        13       81
                                   ========================================

Acquisitions
------------

The Company continually considers and reviews possible acquisitions of businesses that provide health care services similar to those currently offered by Caretenders. Factors which may affect future acquisition decisions include the quality and potential profitability of the company under consideration, and the Company's profitability and ability to finance the transaction.

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

During 1998, the Company completed four transactions to acquire two intermittent home nursing services operations, a personal care services operation and an adult day health services operation. These operations added to the Company's market presence in Florida, Connecticut and Ohio. No pro forma financial information has been provided as the acquisitions, individually and in the aggregate, are not significant compared to the Company's existing operations.

Subsequent to March 31, 1998, the Company announced a non-binding letter of intent to acquire certain home care operations of Vencor, Inc., a Louisville, KY-based healthcare provider. Vencor home care operations based in Indiana and Ohio are covered by the letter. This transaction will not be significant compared to the Company's existing operations. As of the date of this filing, no definitive purchase agreement has been executed by the Company. There can be no assurance that this transaction will be completed.

Competition, Marketing and Customers
------------------------------------

Home Health Care
----------------

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

Adult Day Health Services
-------------------------

Like the home health care industry, the adult day health services industry is also highly competitive but fragmented. Competitors include: other adult day health centers, ancillary programs provided by nursing homes and hospitals; other government-financed facilities, assisted living and retirement communities, and senior adult associations.

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

Government Regulations
----------------------

Overview
--------

The health care industry, particularly home health, has experienced, and is expected to continue to experience, extensive and dynamic change. In addition to economic forces and regulatory influences, continuing political debate is subjecting the health care industry to significant reform. Health care reforms have been enacted as discussed elsewhere in this document and proposals for additional changes are continuously formulated by departments of the federal government, Congress, and state legislatures. Certain adverse changes in Medicare reimbursement for Medicare-certified home health services became effective for the Company on April 1, 1998. See "Reimbursement Changes" below.

Government officials can be expected to continue to review and assess alternative health care delivery systems and payment methodologies. Changes in the law or new interpretations of existing laws may have a dramatic effect on the definition of permissible or impermissible activities, the relative cost of doing business, and the methods and amounts of payments for medical care by both governmental and other payors. Legislative changes to "balance the budget" and slow the annual rate of growth of Medicare and Medicaid are expected to continue. Such future changes may further impact reimbursement for home health care. There can be no assurance that future legislation or regulatory changes will not have a material adverse effect on the operations of the Company.

Refer to the sections on Reimbursement Changes and Cautionary Statements - Forward Outlook and Risks below, the notes to the accompanying financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.

Reimbursement Changes
---------------------

In August of 1997, President Clinton signed into law the Balanced Budget Act of 1997 (the BBA). This bill made significant changes in the reimbursement system for Medicare certified home health services. The primary changes that affect the Company include a reduction in the reimbursement for oxygen therapy services and a restructuring of the reimbursement system related to Medicare certified home care agencies.

Oxygen Reimbursement

The reimbursement of certain oxygen therapy services and products was cut 25% for services provided on or after January 1, 1998. An additional cut of 5% will take affect on January 1, 1999. Future increases to the reimbursement rate have been tied to the Consumer Price Index and will not resume until 2003. Management expects the impact on the Company to be a decrease of approximately $600,000 in revenues annually (approximately $150,000 in the fourth quarter of fiscal 1998).

Bonding Requirements for Medicare Providers

The BBA now requires Medicare providers to purchase surety bonds in amounts generally equal to 15% of Medicare reimbursement for periods up to 10 years. The bonds must be in effect by July 7, 1998, retroactive to February 27, 1998. The Company has made arrangements to meet such bonding, the cost of the which is not expected to be material to the Company's results of operations or financial position. Under the current rules, agencies that are not able to secure the required surety bonds will be excluded from participation in the Medicare program. In June 1998 the offices of two U.S. Senators announced HCFA's agreement to defer implementation to no later than February 1999.

Interim Payment System for Medicare Certified Home Health Nursing Services

The BBA also includes a new Interim Payment System (IPS) for Medicare-certified home health services. IPS remains a cost-based reimbursement system. However, per visit cost limits have been reduced and a new "Per Beneficiary Limit" (PBL) has been added. IPS is effective for all home care agencies for cost reporting years beginning on or after October 1, 1997. For the Company's agencies the new system went into effect on April 1, 1998. The BBA states that IPS will remain in effect until a new prospective payment system (PPS) is implemented for cost reporting years beginning on or after October 1, 1999.

The Interim Payment System, as well as other requirements imposed upon home health providers in the BBA were designed to contain the growth in home health care resulting in slower growth in Medicare home health expenditures. As a result of these changes, home health providers will be forced to reduce their costs of providing services and it is expected that utilization of home care services per beneficiary will decline. Under certain conditions, Medicare beneficiaries who had previously been entitled to services will no longer qualify under Medicare reimbursement guidelines. Approximately 42% of the Company's total revenues are subject to the Interim Payment System guidelines.

The PBL places an aggregate cap on reimbursable costs based on the number of Medicare patients (beneficiaries) served during a fiscal year multiplied by an established rate. This rate is calculated using a complicated cost-based formula which blends historical data from the provider with others in the region (or in some cases uses national data). This has the effect of placing an additional limit on reimbursement. This serves to create a ceiling on the amount of care that can be provided to the average beneficiary and constrains the utilization of visits per patient.

In passing these new rules Congress expressed the intent of reducing Medicare home care expenditures by approximately $16.2 billion over 5 years. However, calculations made by the Congressional Budget Office (CBO) indicate that the actual spending reductions that will result from IPS as implemented will be more than $48 billion or three times the intent of Congress. The Health Care Financing Administration (HCFA) anticipates that 93% of Medicare agencies will be reimbursed less than their cost. According to the National Association for Home Care (NAHC) agencies nationwide are experiencing an average 31% reduction in reimbursement per patient. Although Congress passed the BBA in August 1997 and it went into effect for many providers on October 1, 1997, HCFA did not publish all the rules and regulations for implementation until March 31, 1998.

Due to complexities in the rules, particularly differences in the effective date and the Per Beneficiary Limit for different providers, the ultimate amount of contraction in the home care industry and the effective reduction in the Medicare home care benefit cannot yet be predicted. However, the Company believes that the reduction in the Medicare home health program is likely to equal or exceed the NAHC estimate.

In late calendar 1997 and early 1998, the Company began implementing action plans to operate under IPS. However, the final rules published by HCFA on March 31, 1998 were more prohibitive than the Company or the industry expected. Accordingly, in April 1998, the Company revised its program to reduce costs further and control utilization for operation in the IPS environment. Consistent with industry estimates discussed above, the Company has, since April 1, 1998, experienced a decline in volumes, revenues and contribution from this portion of its operations compared with the same period last year. Additionally, the Balanced Budget Act reduced Medicare reimbursement for certain oxygen therapy services by 25% effective January
1, 1998.

As a result of the combined impact of these reimbursement items, the Company expects a decline in revenues and earnings from recurring operations for its fiscal year ending March 31, 1999 and anticipates reporting a consolidated net operating loss for its first quarter, ending June 30, 1998. The Company is continuing its assessment of the implications of the current reimbursement environment and will, as necessary, make additional cost reductions and other adjustments to its operational and development plans in the future intended to return the Company to profitability. These actions may result in one-time charges for severance, branch office closings, impairment of long-lived assets and other restructuring activities and may significantly reduce the Company's ability to access capital and pursue development activities. As of March 31, no such restructuring activities or impairment existed and, accordingly, no provision for any liabilities or impairment charges that may result from such actions has been made in the accompanying financial statements.

In addition to IPS, the Balance Budget Act mandated establishment of a prospective payment system ("PPS") for home health services by October 1, 1999 (April 1, 2000 for the Company). However, rules and regulations have not yet been developed by HCFA and there can be no assurance that such deadline will be met. In the event that home care PPS is not implemented by that date, the BBA as legislated requires cost limits then in existence to be lowered by an additional 15%. Such lower cost limits, likely would have a material effect on the operating results and cash flows of the Company. The Company is unable to predict how PPS will ultimately be designed and implemented and thus is also unable to predict its impact on the Company. However, by its prospective nature, PPS should allow providers the opportunity to earn a profit on services which they are not able to do under IPS which is cost-based.

State legislative proposals continue to be introduced that could impose more limitations on payments to providers of health care services such as the Company. Many states have enacted, or are considering enacting, measures that are designed to reduce their Medicaid expenditures.

The Company cannot predict what additional government regulations, if any, affecting its business may be enacted in the future, how existing or future laws and regulations might be interpreted, or whether the Company will be able to comply with such laws and regulations in its existing or future markets.

Permits and Licensure
---------------------

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


Certificates of Need
--------------------

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

Other Regulations
-----------------

A series of laws and regulations dating back to the Omnibus Budget Reconciliation Act of 1987 ("OBRA 1987") and through the Balanced Budget Act of 1997 have been enacted and apply to the Company. Periodic changes have occurred from time to time since the 1987 Act including reimbursement reduction and changes to payment rules. Changes are also expected to occur continuously for the foreseeable future.

As a provider of services under the Medicare and Medicaid programs, the Company is subject to the Medicare and Medicaid anti-kickback statute, also known as the "fraud and abuse law." This law prohibits any bribe, kickback, rebate or remuneration of any kind in return for, or as an inducement for, the referral of Medicare or Medicaid patients. The Company may also be affected by the federal physician self-referral prohibition, known as the "Stark" law, which, with certain exceptions, prohibits physicians from referring patients to entities in which they have a financial interest. Many states in which the Company operates have adopted similar self-referral laws, as well as laws that prohibit certain direct or indirect payments or fee-splitting arrangements between health care providers, if such arrangements are designed to induce or to encourage the referral of patients to a particular provider.

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

Management believes that the Company is in material compliance with applicable laws. The Company, however, is unable to predict what additional government regulations, if any, affecting its business may be enacted in the future, how existing or future laws and regulations might be interpreted or whether the Company will be able to comply with such laws and regulations either in the markets in which it presently conducts, or wishes to commence, business. The Company also is subject to routine and periodic surveys and audits by various governmental agencies.

Payment Sources
---------------

The Company receives payments from Medicare, Medicaid and other cost reimbursement programs, private pay and insurance policies as detailed below. As noted above, the Company's dependence on government sponsored reimbursement programs makes it vulnerable to possible legislative and administrative regulations and budget cut-backs that could adversely affect the number of persons eligible for such programs, the amount of allowed reimbursements or other aspects of the program, any of which could materially affect the Company. In addition, loss of certification or qualification under Medicare/Medicaid programs could materially affect the ability of the Company's adult day health and home health care businesses to effectively market their services.

The Company's future operating results are dependent in part upon its ability to attract customers able to pay for the Company's charges from their own and their families' financial resources. Circumstances which adversely affect the ability or desire of seniors to pay for the Company's services could have an adverse effect on the Company.

The following table sets forth the Company's revenues derived from each major class of payer during the following fiscal years (by percentage of net revenues):


                                            1998                              1997
                                                    Insurance &                        Insurance &
Business Unit                   Medicare  Medicaid  Private Pay    Medicare  Medicaid  Private Pay
Home Health Services               59.4%     12.3%     28.3%          47.3%     10.6%     42.1%

Adult Day Health Services           0.0%     78.8%     21.2%           0.0%     80.2%     19.8%

Total - All Services               51.3%     21.4%     27.3%          38.7%     23.3%     38.0%

Changes in payment sources from 1997 to 1998 are primarily a result of the Company's acquisition and expansion activities which included two businesses with respect to which a large portion of revenues are derived from Medicare programs.

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

Insurance
---------

The Company and its subsidiaries carry general liability and professional liability insurance. The Company also carries product liability insurance associated with those operations requiring such coverage, including the durable medical equipment operations. The Company's properties are covered by casualty insurance policies. The Company carries directors and officers liability with a $10,000,000 limit. The Company believes that its present insurance coverage is adequate.

Employees and Labor Relations
-----------------------------

As of March 31, 1998 the Company had approximately 3,400 employees. None of the Company's employees are represented by a labor organization. Management believes its relationship with the Company's employees is satisfactory.

Cautionary Statements - Forward Outlook and Risks
-------------------------------------------------

Information provided herein by the Company contains, and from time to time the Company may disseminate material and make statements which may contain "forward-looking" information, as that term is defined by the Private Securities Litigation Reform Act of 1995 (the "Act"). These cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of "safe harbor" provisions of the Act. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements as a result of various factors including but not limited to the following:

(i) Regulation and Reform

Legislative proposals are continually introduced or proposed in Congress and in some state legislatures that would effect major changes in the health care system, either nationally or at the state level. However, the Company cannot predict whether any of the proposals will be adopted, and if adopted, no assurance can be given that the implementation of such reforms will not have a material impact on the operations of the Company.

(ii) Interim Payment System

In August of 1997, President Clinton signed into law the Balanced Budget Act of 1997 (the BBA), This bill made significant changes in the reimbursement system for Medicare home health services through a new Interim Payment System
(IPS) for Medicare-certified home health services. IPS remains a cost-based reimbursement system. However, per visit cost limits have been reduced and a new "Per Beneficiary Limit" (PBL) has been added. IPS is effective for all home care agencies for cost reporting years beginning on or after October 1, 1997 and went into effect on April 1, 1998, for the Company. The BBA states that IPS will remain in effect until a new prospective payment system (PPS) is implemented for cost reporting years beginning on or after October 1, 1999. The Interim Payment System, as well as other requirements imposed upon home health providers in the BBA were designed to contain the growth in home health care resulting in slower growth in Medicare home health expenditures. As a result of these changes, home health providers will be forced to reduce their costs of providing services and it is expected that utilization of home care services per beneficiary will decline. There can be no assurance that payments under the IPS and/or PPS programs will be sufficient to cover the costs allocable to Medicare patients. The Company believes that the implementation of IPS will have a significant effect on the Company's revenues and results of operations in the near term. Refer to "Government Regulations - Reimbursement Changes" for a more detailed discussion of this topic.

(iii) Other Reimbursement Changes

The Company derives substantial portions of its revenues from third-party payors, including government reimbursement programs such as Medicare and Medicaid, and non-government sources such as commercial insurance companies, HMOs, PPOs and contract services. These payors have undertaken cost-containment measures designed to limit payments to health care providers. There can be no assurance that payments under these programs will be sufficient to cover the costs allocable to patients eligible for reimbursement. The Company cannot predict whether and what additional proposals or cost containment measures will be adopted or, if adopted, what effect, if any, such proposals might have on the operations of the Company.

(iv) Competition

The Company competes with numerous well established competitors which have substantially greater financial resources than the Company. Competitors are increasingly focusing attention on providing alternative site health care services, specifically on adult day health services. Such increasing competition may adversely affect revenues and profitability of Company operations.

(v) Contract Management Services

The Company provides contract management services to two home health agencies in the Louisville, KY area operating under the name of Caretenders but owned by Columbia/HCA. Columbia has announced its plans to divest itself of its home care operations and the Company has expressed its interest in acquiring these operations. Due to these changes, the agencies, which previously operated under the Caretenders trade name have changed their names. The Company continues to manage these agencies; however a sale of the Columbia owned operations may result in termination of the management agreements (which generated approximately $3 million of revenues in fiscal 1998) and the payment of a termination fee by Columbia to the Company. The Company also owns and operates a competing agency in the Louisville market. Due to the current status of events, the Company is unable to predict the ultimate outcome of this matter. There can be no assurance that the ultimate resolution of this matter will not have an adverse impact on the Company.

(vi) Insurance

The Company believes its present insurance coverage is adequate. However, there can be no assurance that such insurance will be available, or, if available, that such insurance will be either adequate to cover the Company's liabilities or available at affordable rates. In addition, increasing insurance costs, and the increasing unwillingness of insurance companies to insure against certain types of losses, raise some questions as to whether the Company will be able to obtain or continue its present insurance coverage.
The inability to obtain adequate insurance coverage at affordable rates, or a loss of existing coverage, could have a material effect on the Company. Refer to the previous discussion of surety bonds in the section "Government Regulations - Reimbursement Changes". Although the Company has made arrangements to meet the bonding requirements imposed by the BBA, there can be no assurance that the Company will be able to secure such bonds in the future. Providers which are unable to secure such bonds will be precluded from participation as a Medicare reimbursed home health provider.

(vii) Private Payment Sources

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

(viii) Acquisitions

The Company seeks to establish and increase market share through acquisitions in existing and new markets. The Company evaluates potential acquisition candidates that would complement or expand its current services. In attempting to make acquisitions, the Company competes with other providers, some of which have greater financial resources than the Company. Management currently believes that acquisition candidates meeting the criteria of its acquisition strategy will continue to be identified in fiscal 1999 and certain of these candidates will be acquired by the Company. However, there can be no assurance that suitable acquisitions will continue to be identified or that acquisitions can be consummated on acceptable terms.

(ix) Inclement Weather

The Company provides its services to individuals in home and community settings. Severe winter weather may hinder the Company's ability to provide its services and thus impact operating results.

(x) Financing

The Company's ability to pursue its strategic plan is dependent upon its ability to obtain financing on satisfactory terms and conditions. If the Company is unable to obtain satisfactory financing it would have an adverse impact on the Company's liquidity and its ability to execute its development plans.

(x) ADC Development

During fiscal 1999, the Company plans to develop up to 6 new adult day health centers after which the Company plans to continue development efforts at a similar or accelerated pace. The Company's ability to achieve its development plans will depend upon a variety of factors, many of which are beyond the Company's control. There can be no assurance that the Company will not suffer delays in its development program, which could slow the Company's growth. The successful development of additional operations will involve a number of risks including the possibility that the Company may be unable to locate suitable sites at acceptable prices or may be unable to obtain, or may experience delays in obtaining, necessary zoning, land use, building, occupancy, licensing and other required governmental permits and authorizations. The implementation of the Company's development strategy is also dependent upon the Company's profitability, the financial performance of its adult day care operations, the availability of financing and the other Cautionary Statements listed above.

ITEM 2.   PROPERTIES

The Company's executive offices are located in Louisville, Kentucky in approximately 26,000 square feet of space leased from an unaffiliated party.

The Company has 57 locations that each lease from approximately 250 to 23,000 square feet of space in their respective locations. The Company believes that its facilities are adequate to meet its current needs, and that additional or substitute facilities will be available if needed.



ITEM 3.  LEGAL PROCEEDINGS

The Company, from time to time, is subject to claims and suits arising in the ordinary course of its business, including claims for damages for personal injuries. In the opinion of management, the ultimate resolution of any of these pending claims and legal proceedings will not have a material effect on the Company's financial position or results of operations.

On January 26, 1994 Franklin Capital Associates L.P., Aetna Life and Casualty Company and Aetna Casualty and Surety Company, shareholders, who at one time held approximately 320,000 shares of the Company's common stock (approximately 13% of shares outstanding) filed suit in Chancery Court of Williamson County, Tennessee claiming unspecified damages not to exceed three million dollars in connection with registration rights they received in the Company's acquisition of National Health Industries in February 1991. The suit alleges the Company failed to use its best efforts to register the shares held by the plaintiffs as required by the merger agreement. The Company believes it has meritorious defenses to the claims and does not expect that the ultimate outcome of the suit will have a material impact on the Company's results of operations, liquidity or financial position. The Company plans to vigorously defend its position in this case. No amounts have been recorded in the accompanying financial statements related to this suit.

In January 1997, Aetna Life and Casualty Company withdrew its claim against the Company without prejudice.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


                                  PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Company's common stock is traded on the National Market System of the NASDAQ Stock Market under the symbol "CTND. Set forth below are the high and low sale prices for the common stock for the periods indicated reported by
NASDAQ:

Closing Common Stock Prices
---------------------------
     Quarter Ended:                      High       Low
     June 30, 1996                      $9.63     $6.50
     September 30, 1996                 $7.75     $5.25
     December 31, 1996                  $7.00     $5.37
     March 31, 1997                     $6.75     $5.37
     June 30, 1997                      $8.88     $5.50
     September 30, 1997                 $8.38     $7.13
     December 31, 1997                 $10.69     $7.00
     March 31, 1998                     $8.88     $7.00


On June 22, 1998, the last reported sale price for the Common Stock reported on the NASDAQ National Market System was $6.00 and there were approximately 727 holders of record of the Company's Common Stock. No cash dividends have been paid by the Company.

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

                    Consolidated Selected Financial Information
                    -------------------------------------------
(Dollar amounts in 000's
  except per share data)
                                                       Year Ended March 31,
                                             1998      1997      1996      1995      1994
                                        -------------------------------------------------
Results of Operations
Net revenues                            $  95,183 $  76,773 $  63,227 $  60,836 $  50,857
  Net Income                            $   1,412 $   1,759 $   1,575 $   1,248 $     627

Per share:
  Basic:
    Number of shares                        3,120     3,119     3,119     3,119     3,119
    Net Income                          $     .45 $     .56 $     .50 $     .40 $     .20

  Diluted:
    Number of shares                        3,162     3,142     3,149     3,145     3,175
    Net Income                          $     .45 $     .56 $     .50 $     .40 $     .20


Balance sheet Data as of:                                   March 31,

                                             1998      1997      1996      1995      1994
                                        -------------------------------------------------
Working capital                         $  10,908 $  17,471 $  13,844 $  11,641 $   8,001
Total assets                               49,533    38,745    33,217    31,073    30,806
Long term liabilities                      11,962    10,689     6,805     7,094     7,367
Total liabilities                          27,450    18,081    14,313    13,744    14,731
Stockholders' equity                       22,083    20,663    18,904    17,329    16,075

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
--------

Strategic Focus

The Company is positioning itself to take advantage of healthcare reform activities by focusing its resources on its home and community based health care business units which consist of adult day health services and home health care (home health care includes nursing, infusion therapy and durable medical equipment). These businesses are involved with the delivery of health care in alternative settings which the Company believes are preferred by consumers and operate at lower costs than hospitals and nursing homes. The trend toward alternative site delivery of healthcare is increasing, as more payor organizations are seeking to reduce the costs of medical care.

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

Utilizing its strengths in home health care and adult day health services, the Company is actively addressing the issue of senior care in America by its comprehensive strategy - Caretenders SeniorCare Solutions. Through care management by a Registered Nurse (RN), Caretenders helps families identify solutions for caring for loved ones who can no longer meet their own health and personal care needs. Through the Company's Care Manager, families can learn about long-term care options available for seniors and obtain assistance in choosing from Caretenders' SeniorCare Day and Home Health Care Centers or, if appropriate, other available community based resources.

The Company's strategic plan calls for acquisition of home care providers and integration of its home health operations with adult day care centers to offer a fully integrated home and community based health care solution. The Company's target customers are seniors in need of care seeking to remain independent and avoid long-term institutional care. Additionally, the Company will acquire adult day care operations in markets where it also has home health operations.

See "Government Regulations - Reimbursement Changes" and "Cautionary Statements - Forward Outlook and Risks", . Management will monitor the effects of such items and may consider modifications to its expansion and development strategy when and if necessary.

The following table details the change in the Company's operations during 1998:

                                                Adult Day   Managed
                                   Home Health    Health    Agencies  Total
                                   ----------------------------------------
Centers as of 3/31/97                   37          18        18       73
Change:
     Acquired                            4           1         -        5
     Opened                              2           3         -        5
     Closed                              -           -        (2)      (2)
     Sold                                -           -         -        -
                                   ----------------------------------------
   Subtotal change                       6           4        (2)      (2)
                                   ----------------------------------------
Centers as of 3/31/98                   43          22        16       81
                                   ========================================

Earnings - 1998

The Company generated a 25% increase in pre-tax income despite investing in initial operating losses related to geographic expansion. The increase in pre-tax income is primarily a result of a 16% increase in net revenues from recurring operations due to increased volumes. Income tax expense for 1997 included a non-recurring credit of approximately $634,000 or $0.20 per share related to the reduction in a previously recorded valuation allowance for net deferred taxes. As a result of these factors, reported earnings per share were $0.45 in 1998 as compared to $0.56 for 1997. Excluding the 1997 non-recurring income tax credit earnings per share increased to $0.45 in 1998 from $0.36 in 1997.

                                       3/31/98        3/31/97        Increase       % Change
 Net Revenues
     Recurring Operations          $88,230,635    $75,952,252     $12,278,383             16%
     Start-up Operations (1)         6,951,965        820,787       6,131,178            747%
                                   -------------------------------------------
       Total                         95,182,600     76,773,039      18,409,561            24%
                                   -------------------------------------------
 Pre-tax Income
     Recurring Operations            $4,979,157     $3,701,535      $1,277,623            35%
     Start-up Operations             (2,576,075)    (1,786,165)       (789,910)          (44%)
                                   -------------------------------------------
       Total                          2,403,082      1,915,370         487,712            25%
                                   -------------------------------------------
 Net Income as reported
     Recurring Operations            $2,925,255     $3,400,058       $(474,803)          (14%)
     Start-up Operations             (1,513,444)    (1,640,688)        127,244             8%
                                   -------------------------------------------
       Total                          1,411,811      1,759,370        (347,559)          (20%)
                                   ===========================================

 Weighted Diluted Shares              3,161,706      3,141,865          19,841
 Net Income Per Share as reported
     Recurring Operations                $ 0.93         $ 1.08          $(0.16)          (15%)
     Start-up Operations                  (0.48)         (0.52)           0.04             9%
                                   -------------------------------------------
       Total                             $ 0.45         $ 0.56         $ (0.11)          (20%)
                                   ===========================================

 As Adjusted for Comparable
  Tax Provision
 Net Income as reported              $1,411,811     $1,759,370       $(347,559)          (20%)
  1997 Non-recurring credit            (634,090)        634,090           100%
       to tax expense (2)          -------------------------------------------
  Net Income as adjusted             $1,411,811     $1,125,280        $286,531            25%
                                   ===========================================

 Net Income as adjusted
     Recurring Operations            $2,925,255     $2,174,652        $750,604            35%
     Start-up Operations             (1,513,444)    (1,049,372)       (464,073)          (44%)
                                   -------------------------------------------
       Total                          1,411,811      1,125,280         286,531            25%
                                   ===========================================

 Net Income Per Share as adjusted
     Recurring Operations                $ 0.93         $ 0.69          $ 0.24            35%
     Start-up Operations                  (0.48)         (0.33)          (0.15)          (43%)
                                   -------------------------------------------
       Total                             $ 0.45         $ 0.36          $ 0.09            25%
                                   ===========================================

 (1) Start-up operations include those businesses started by the Company that have not been in operation for the entirety of both comparable periods

 (2) Reduction of previously recorded valuation allowance related to net deferred tax assets ($.20 per share)

RESULTS OF OPERATIONS
---------------------

                  Fiscal Year Ended March 31, 1998 Compared With Fiscal Year Ended March 31, 1997
                                             Caretenders Health Corp.
                                                  Operating Data
                                           for the Years Ended March 31,
                                              (amounts in thousands)

                                   1998                      1997                   Change
                                        % of                     % of                     % of
                              Amount  Revenues         Amount  Revenues       Amount    Revenues
Net Revenues
  Home Health Care            $78,698   82.7%          $62,796   81.8%          15,902    25.3%
  Adult Day Health Services    16,485   17.3%           13,977   18.2%           2,508    17.9%
                               ------                  -------                  ------
                               95,183  100.0%           76,773  100.0%          18,410    24.0%
                               ------                  -------                  ------

Cost of Sales and Services
  Home Health Care             61,745   78.5%          49,301    78.6%          12,444    25.2%
  Adult Day Health Services    13,967   84.7%          10,968    78.4%           2,999    25.7%
                               ------                  ------                   ------
                               75,712   79.5%          60,269    78.5%          15,443    25.6%
                               ------                  ------                   ------

Center Contribution
  Home Health Care             16,953   21.5%          13,495    21.4%           3,458    25.6%
  Adult Day Health Services     2,518   15.3%           3,009    21.6%            (491)  (16.3%)
                               ------                  ------                   ------
                               19,471   20.5%          16,504    21.5%           2,967    18.0%

Selling, General & Admin       10,856   11.4%           9,363    12.2%           1,493    15.9%
Prov for Uncollectible Accts    2,635    2.8%           2,216     2.9%             419    18.9%
Depreciation and Amortization   2,583    2.7%           2,239     2.9%             344    15.4%
Interest and Other, Net           994    1.0%             771     1.0%             223    28.9%
                               ------                  ------                   ------
Income Before Taxes             2,403    2.5%         $ 1,915     2.5%             488    25.5%
                               ======                  ======                   ======

HOME HEALTH CARE REVENUES. Net revenue increases in the Company's existing markets were primarily the result of increased volume for nursing services, due in part to acquisitions completed during the year. Nursing volumes increased 31.4%. Additional volumes in respiratory and durable medical equipment and infusion therapies drove a combined 11.1% increase in net revenues for those two service lines.

HOME HEALTH CARE COST OF SALES AND SERVICES. Cost of sales and services as a percent of net revenues decreased slightly primarily as a result of efficiencies gained from operating a larger number of home health care centers. Seven additional centers were acquired or opened by the Company during 1998.

ADULT DAY HEALTH SERVICES NET REVENUES. The increase of $2.5 million in adult day health services revenues is primarily attributable to the improvement and growth of the centers added in conjunction with the Company's expansion strategy which started in 1996. Total days of service provided increased 17.9% from approximately 236,600 in 1997 to 279,000 in 1998. As of March 31, 1998, the Company had 22 centers in operation as compared to 18 at March 31, 1997

ADULT DAY HEALTH SERVICES COST OF SALES AND SERVICES. As a percent of net revenues, cost of sales and services increased primarily as a result of absorbing over $1 million of initial operating losses from geographic expansion.

SELLING, GENERAL AND ADMINISTRATIVE. The increase of $1,493,000 is due primarily to an increase in certain administrative staff levels and costs incurred related to the Company's geographic expansion. SG&A as a percent of revenues declined due to growth in revenues.

PROVISION FOR UNCOLLECTIBLE ACCOUNTS. The provision for uncollectible accounts for the year ended March 31, 1998 was recorded based on management's evaluation of collectibility.

DEPRECIATION AND AMORTIZATION. The increase of $344,000 is primarily due to capital investments made by the Company. These capital investments principally relate to geographic expansion and replacement of certain medical equipment.

INTEREST AND OTHER, NET.   The increase in interest and other, net is
primarily a result of higher average outstanding debt levels associated with the Company's acquisition and expansion activities.

INCOME TAXES. As of March 31, 1998, the Company has net deferred tax assets of approximately $690,000 The net deferred tax asset is composed of $88,000 of current deferred tax assets and $602,000 of long-term deferred tax asset.

Prior to 1997 the Company had provided a valuation allowance against net deferred tax assets based upon management's estimation of realizability of those assets through future taxable income. This valuation was based in large part on the Company's history of generating operating income or losses and expectations (at that time) for the future. Over time the Company demonstrated an ability to generate operating income such that it became more likely than not that the deferred tax assets would be realized through future taxable income and, in accordance with generally accepted accounting principles for income tax accounting, in 1997 the valuation allowance was removed. The Company's ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, competitive pressures on revenues and margins and legislation and regulation at all levels of government. There can be no assurances that the Company will meet its expectations of future taxable income. However, management has considered the above factors in reaching its conclusions that it is more likely than not that future taxable income will be sufficient to fully utilize the deferred tax assets as of March 31, 1998.

                 Fiscal Year Ended March 31, 1997 Compared With Fiscal Year Ended March 31, 1996


                                             Caretenders Health Corp.
                                                  Operating Data
                                           for the Years Ended March 31,
                                              (amounts in thousands)


                                          1 9 9 7                     1 9 9 6                       Change
                                     -------------------        ---------------------         -------------------
                                                 % of                         % of
                                      Amount    Revenues        Amount      Revenues         Amount          %
Net Revenues
  Home Health Care                    $62,796     81.8%         $50,822       80.4%          $11,974       23.6%
  Adult Day Health Services            13,977     18.2%          12,405       19.6%            1,572       12.7%
                                      -------                   -------                      -------
                                       76,773    100.0%          63,227      100.0%           13,546       21.4%
                                      =======                   =======                      =======

Cost of Sales and Services
  Home Health Care                     49,301     78.6%          39,399       77.5%            9,902       25.1%
  Adult Day Health Services            10,968     78.4%           9,331       75.2%            1,637       17.5%
                                      -------                   -------                      -------
                                       60,269     78.5%          48,730       77.1%           11,539       23.7%
                                      =======                   =======                      =======
Center Contribution
  Home Health Care                     13,495     21.4%          11,423       22.5%            2,072       18.1%
  Adult Day Health Services             3,009     21.6%           3,074       24.8%              (65)      (2.1%)
                                      -------                   -------                      -------
                                       16,504     21.5%          14,497       22.9%            2,007       13.8%

Selling, General & Administrative       9,363     12.2%           8,438       13.3%              925       11.0%
Provision for Uncollectible Accounts    2,216      2.9%           1,669        2.6%              547       32.8%
Depreciation and Amortization           2,239      2.9%           2,057        3.3%              182        8.8%
Interest and Other, Net                   771      1.0%             623        1.0%              148       23.8%
                                      -------                   -------                      -------
Income Before Taxes                   $ 1,915      2.5%         $ 1,710        2.7%          $   205       12.0%
                                      =======                   =======                      =======


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

SELLING, GENERAL AND ADMINISTRATIVE. The increase of $925,000 is due primarily to an increase in certain administrative staff levels and costs incurred related to the Company's geographic expansion. SG&A as a percent of revenues declined as these costs are spread over a larger operation.

PROVISION FOR UNCOLLECTIBEL ACCOUNTS. The provision for uncollectible accounts for the year ended March 31, 1997 was recorded based on management's evaluation of collectibility.

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

Prior to 1997 the Company had provided a valuation allowance against net deferred tax assets based upon management's estimation of realizability of those assets through future taxable income. This valuation was based in large part on the Company's history of generating operating income or losses and expectations (at that time) for the future. Over time the Company demonstrated an ability to generate operating income such that it became more likely than not that the deferred tax assets would be realized through future taxable income and, in accordance with generally accepted accounting principles for income tax accounting, in 1997 the valuation allowance was removed. The Company's ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, competitive pressures on revenues and margins and legislation and regulation at all levels of government. There can be no assurances that the Company will meet its expectations of future taxable income. However, management has considered the above factors in reaching its conclusions that it is more likely than not that future taxable income will be sufficient to fully utilize the deferred tax assets as of March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

Revolving Credit Facility
-------------------------

The Company has $18 million in revolving credit facilities, comprised of $15 million with the Healthcare Financial Services Division of Heller Financial, Inc. and $3 million with Bank One, Kentucky NA. Interest accrues on amounts drawn under the facility at a rate of 1 percent over prime for the Heller facility and at a rate of 1/2 percent over prime for the Bank One facility. Availability from the Heller facility is determined pursuant to a formula principally consisting of a percentage of accounts receivable subject to certain exclusions.

At March 31, 1998, the Company had total cash and unused borrowings of approximately $4.3 million available for working capital and development. The Heller facility remains in effect until October 13, 1999 and for annual one year terms thereafter unless either party to the credit agreement provides the other with a written notice of termination one year and 60 days prior to the renewal date. The Bank One Facility will remain in effect until August 4, 1998. The Company is currently negotiating a replacement credit facility in a range of $20-$30 million. While there can be no assurance that the replacement credit facility will be obtained, management believes that it will be completed during the second quarter of its fiscal 1999 year. If the Company is unable to obtain satisfactory financing it would have an adverse impact on the Company's ability to execute its development plans.

Management will continuously pursue additional capital including possible debt and equity investments in the Company to support a more rapid development of the business than would be possible with internal funds.


Cash Flows and Financial Condition
----------------------------------

Key elements to the Consolidated Statements of Cash Flows were (in thousands):

Net Change in Cash and Cash Equivalents              1998                  1997                  1996

Provided by (used in)
    Operating activities                     $        4,390           $        442          $      1,817
    Investing activities                             (8,657)                (4,257)                 (993)
    Financing activities                              4,077                  3,269                  (528)
                                             ---------------          -------------         -------------
Net Change in Cash and Cash Equivalents      $         (190)          $       (546)         $        296
                                             ===============          =============         =============

     1998
     ----
     Net cash provided by operating activities of approximately $4.4 million resulted principally from current period earnings net of changes in accounts receivable and accounts payable and accrued expenses. Net cash used in investing activities of approximately $8.7 million resulted principally from amounts invested in acquisition and expansion activities and capital expenditures related to purchase of certain durable medical equipment and real estate. Net cash provided by financing activities of approximately $4.1 million resulted primarily from an increase in the Company's credit facility related to investments made in acquisitions and geographic expansion.

     1997
     ----
     Net cash provided by operating activities of approximately $442,000 resulted principally from current period earnings net of changes in accounts receivable and accounts payable and accrued expenses. Net cash used in investing activities of approximately $4.3 million resulted principally from amounts invested in acquisition and expansion activities and capital expenditures related to purchase of certain durable medical equipment and real estate. Net cash provided by financing activities of approximately $3.3 million resulted primarily from an increase in the Company's credit facility related to investments made in acquisitions and geographic expansion.

     1996
     ----
     Net cash provided by operating activities of approximately $1.8 million resulted principally from current period earnings net of changes in accounts receivable and accounts payable and accrued expenses. Net cash used in investing activities of approximately $993,000 resulted principally from capital expenditures. Net cash used in financing activities of approximately $528,000 resulted primarily from principal payments on term debt and capital leases.

Year 2000 Computer System Issue
-------------------------------

The year 2000 issue is the result of computer programs which were written using two digits rather than four to define the applicable year. The Company's principal information systems operate in a database environment which uses four digits for the year, and, accordingly, this issue is not expected to have a significant impact on the majority of the Company's computer systems. Certain purchased systems used by the Company, and for which the Company does not control the programming code, use two digits for the year. These systems are relatively old and have been independently slated for replacement with new systems that better meet the information needs of the Company as it expands and deals with the current operating environment. The Company anticipates that these conversions will be completed to provide compliance with the requirements to handle the year 2000 issue with no significant operational concerns. Management currently believes that the financial resources necessary to accomplish such compliance will not be material to the Company's financial condition, liquidity or results of operations. However, there is no guarantee that the Company's expected results will be achieved and actual results could differ materially from those expected results.

The Company depends on receipt of payment for services from its payor sources most of which utilize computer software to process those payments. The Company has over 3,000 individual payors including Medicare and Medicaid programs, insurance companies and HMO's. The Company is currently unable to predict what effect, if any, the year 2000 issue may have on the computer systems of those payors, or in turn on the Company. System maintenance and modification costs to existing software will be expensed as incurred. The costs associated with purchasing replacement software will be capitalized and amortized over the useful life of the software.

Contract Management Services
----------------------------

The Company currently provides contract management services to two home health agencies in the Louisville, KY area owned by Columbia/HCA Health Corporation (Columbia). Columbia has announced its plans to divest itself of its home care operations and the Company has expressed its interest to Columbia to acquire the managed business. Columbia has announced a transaction to sell its hospitals in the Louisville market as well. Due to these changes, the agencies, which previously operated under the Caretenders trade name have changed their names . The Company continues to manage these agencies;
however a sale of the Columbia owned operations may result in termination of the management agreements (which generated approximately $3 million of revenues in fiscal 1998) and the payment of a termination fee by Columbia to the Company. The Company also owns and operates a competing agency in the Louisville market. Due to the current status of events, the Company is unable to predict the ultimate outcome of this matter. There can be no assurance that the ultimate resolution of this matter will not have an adverse impact on the Company.

Health Care Reform
------------------

The health care industry, particularly home health, has experienced, and is expected to continue to experience, extensive and dynamic change. In addition to economic forces and regulatory influences, continuing political debate is subjecting the health care industry to significant reform. Health care reforms have been enacted as discussed elsewhere in this document and proposals for additional changes are continuously formulated by departments of the federal government, Congress, and state legislatures. Certain adverse changes in Medicare reimbursement for Medicare-certified home health services became effective for the Company on April 1, 1998. See "Reimbursement Changes" below.

Government officials can be expected to continue to review and assess alternative health care delivery systems and payment methodologies. Changes in the law or new interpretations of existing laws may have a dramatic effect on the definition of permissible or impermissible activities, the relative cost of doing business, and the methods and amounts of payments for medical care by both governmental and other payors. Legislative changes to "balance the budget" and slow the annual rate of growth of Medicare and Medicaid are expected to continue. Such future changes may further impact reimbursement for home health care. There can be no assurance that future legislation or regulatory changes will not have a material adverse effect on the operations of the Company.

Refer to the sections on Reimbursement Changes and Cautionary Statements - Forward Outlook and Risks below, the notes to the accompanying financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.

Reimbursement Changes
---------------------

In August of 1997, President Clinton signed into law the Balanced Budget Act of 1997 (the BBA). This bill made significant changes in the reimbursement system for Medicare certified home health services. The primary changes that affect the Company include a reduction in the reimbursement for oxygen therapy services and a restructuring of the reimbursement system related to Medicare certified home care agencies.

OXYGEN REIMBURSEMENT
The reimbursement of certain oxygen therapy services and products was cut 25% for services provided on or after January 1, 1998. An additional cut of 5% will take affect on January 1, 1999. Future increases to the reimbursement rate have been tied to the Consumer Price Index and will not resume until 2003. Management expects the impact on the Company to be a decrease of approximately $600,000 in revenues annually (approximately $150,000 in the fourth quarter of fiscal 1998).

BONDING REQUIREMENTS FOR MEDICARE PROVIDERS
The BBA now requires Medicare providers to purchase surety bonds in amounts generally equal to 15% of Medicare reimbursement for periods up to 10 years. The bonds must be in effect by July 7, 1998, retroactive to February 27, 1998. The Company has made arrangements to meet such bonding, the cost of the which is not expected to be material to the Company's results of operations or financial position. Under the current rules, agencies that are not able to secure the required surety bonds will be excluded from participation in the Medicare program. In June 1998 the offices of two U.S. Senators announced HCFA's agreement to defer implementation to no later than February 1999.

INTERIM PAYMENT SYSTEM FOR MEDICARE CERTIFIED HOME HEALTH NURSING SERVICES The BBA also includes a new Interim Payment System (IPS) for Medicare-certified home health services. IPS remains a cost-based reimbursement system. However, per visit cost limits have been reduced and a new "Per Beneficiary Limit" (PBL) has been added. IPS is effective for all home care agencies for cost reporting years beginning on or after October 1, 1997. For the Company's agencies the new system went into effect on April 1, 1998. The BBA states that IPS will remain in effect until a new prospective payment system (PPS) is implemented for cost reporting years beginning on or after October 1, 1999.

The Interim Payment System, as well as other requirements imposed upon home health providers in the BBA were designed to contain the growth in home health care resulting in slower growth in Medicare home health expenditures. As a result of these changes, home health providers will be forced to reduce their costs of providing services and it is expected that utilization of home care services per beneficiary will decline. Under certain conditions, Medicare beneficiaries who had previously been entitled to services will no longer qualify under Medicare reimbursement guidelines. Approximately 42% of the Company's total revenues are subject to the Interim Payment System guidelines.

The PBL places an aggregate cap on reimbursable costs based on the number of Medicare patients (beneficiaries) served during a fiscal year multiplied by an established rate. This rate is calculated using a complicated cost-based formula which blends historical data from the provider with others in the region (or in some cases uses national data). This has the effect of placing an additional limit on reimbursement. This serves to create a ceiling on the amount of care that can be provided to the average beneficiary and constrains the utilization of visits per patient.

In passing these new rules Congress expressed the intent of reducing Medicare home care expenditures by approximately $16.2 billion over 5 years. However, calculations made by the Congressional Budget Office (CBO) indicate that the actual spending reductions that will result from IPS as implemented will be more than $48 billion or three times the intent of Congress. The Health Care Financing Administration (HCFA) anticipates that 93% of Medicare agencies will be reimbursed less than their cost. According to the National Association for Home Care (NAHC) agencies nationwide are experiencing an average 31% reduction in reimbursement per patient. Although Congress passed the BBA in August 1997 and it went into effect for many providers on October 1, 1997, HCFA did not publish all the rules and regulations for implementation until March 31, 1998.

Due to complexities in the rules, particularly differences in the effective date and the Per Beneficiary Limit for different providers, the ultimate amount of contraction in the home care industry and the effective reduction in the Medicare home care benefit cannot yet be predicted. However, the Company believes that the reduction in the Medicare home health program is likely to equal or exceed the NAHC estimate.

In late calendar 1997 and early 1998, the Company began implementing action plans to operate under IPS. However, the final rules published by HCFA on March 31, 1998 were more prohibitive than the Company or the industry expected. Accordingly, in April 1998, the Company revised its program to reduce costs further and control utilization for operation in the IPS environment. Consistent with industry estimates discussed above, the Company has, since April 1, 1998, experienced a decline in volumes, revenues and contribution from this portion of its operations compared with the same period last year. Additionally, the Balanced Budget Act reduced Medicare reimbursement for certain oxygen therapy services by 25% effective January
1, 1998.

As a result of the combined impact of these reimbursement items, the Company expects a decline in revenues and earnings from recurring operations for its fiscal year ending March 31, 1999 and anticipates reporting a consolidated net operating loss for its first quarter, ending June 30, 1998. The Company is continuing its assessment of the implications of the current reimbursement environment and will, as necessary, make additional cost reductions and other adjustments to its operational and development plans in the future intended to return the Company to profitability. These actions may result in one-time charges for severance, branch office closings, impairment of long-lived assets and other restructuring activities and may significantly reduce the Company's ability to access capital and pursue development activities. As of March 31, no such restructuring activities or impairment existed and, accordingly, no provision for any liabilities or impairment charges that may result from such actions has been made in the accompanying financial statements. .


In addition to IPS, the Balance Budget Act mandated establishment of a prospective payment system ("PPS") for home health services by October 1, 1999 (April 1, 2000 for the Company). However, rules and regulations have not yet been developed by HCFA and there can be no assurance that such deadline will be met. In the event that home care PPS is not implemented by that date, the BBA as legislated requires cost limits then in existence to be lowered by an additional 15%. Such lower cost limits, likely would have a material effect on the operating results and cash flows of the Company. The Company is unable to predict how PPS will ultimately be designed and implemented and thus is also unable to predict its impact on the Company. However, by its prospective nature, PPS should allow providers the opportunity to earn a profit on services which they are not able to do under IPS which is cost-based.

State legislative proposals continue to be introduced that would impose more limitations on payments to providers of health care services such as the Company. Many states have enacted, or are considering enacting, measures that are designed to reduce their Medicaid expenditures.

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


ITEM 7a. Quantitative and Qualitative Disclosures About Market Risk Not appplicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                    CARETENDERS HEALTH CORP. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF INCOME


                                                                 Year Ended March 31,
                                                        1998                 1997                1996

Net revenues                                     $95,182,600          $76,773,039         $63,226,968
Cost of sales and services                        75,711,768           60,268,808          48,729,847
Selling, general and administrative expenses      10,856,509            9,363,031           8,438,050
Depreciation and amortization expense              2,582,653            2,239,194           2,057,092
Provision for uncollectible accounts               2,634,985            2,215,537           1,668,844
                                                  ----------           ----------          ----------
Income before interest expense,                    3,396,685            2,686,469           2,333,135
  net and provision for income taxes
Interest expense, net                                993,602              771,099             622,852
                                                  ----------           ----------          ----------
Income before provision for income taxes           2,403,083            1,915,370           1,710,283

Provision for income taxes                           991,272              156,000             135,000
                                                  ----------           ----------          ----------
Net income                                       $ 1,411,811          $ 1,759,370         $ 1,575,283
                                                  ==========           ==========          ==========

PER SHARE:
  Weighted average shares outstanding:
    Basic                                          3,120,436            3,119,436           3,119,436
    Diluted                                        3,161,706            3,141,865           3,148,707
  Net income per share:
    Basic                                             $ 0.45               $ 0.56              $ 0.50
    Diluted                                           $ 0.45               $ 0.56              $ 0.50




                           The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                                    CARETENDERS HEALTH CORP. AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS


                                  ASSETS                                   March 31, 1998       March 31, 1997
CURRENT ASSETS:
   Cash and cash equivalents                                                 $    824,293        $   1,014,604
   Accounts receivable - net of allowance for uncollectible accounts of
      approximately $3,691,000 and $3,153,000 respectively                     23,832,574           20,436,964
   Prepaid expenses and other current assets                                    1,649,579            1,765,168
   Deferred tax assets                                                             88,635            1,646,990
                                                                             ------------         ------------
        TOTAL CURRENT ASSETS                                                   26,395,081           24,863,726

PROPERTY AND EQUIPMENT - net                                                    7,752,103            4,959,217
COST IN EXCESS OF NET ASSETS ACQUIRED - net of
      accumulated amortization of approximately $1,719,000
      and $1,430,000, respectively                                             13,514,130            7,723,263
OTHER ASSETS                                                                    1,871,309            1,198,367
                                                                             ------------         ------------
        TOTAL ASSETS                                                        $  49,532,623        $  38,744,573
                                                                             ============         ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                    $  12,139,101        $   7,031,021
   Current portion of term debt and capital lease obligations                   3,248,185              261,716
   Other current liabilities                                                      100,000              100,000
                                                                             ------------         ------------
        TOTAL CURRENT LIABILITIES                                              15,487,286            7,392,737
                                                                             ------------         ------------
LONG-TERM LIABILITIES:
   Revolving credit facility                                                   11,038,646            9,754,640
   Term debt and capital lease obligations                                        197,184              145,308
   Other liabilities                                                              726,614              788,616
                                                                             ------------         ------------
        TOTAL LONG-TERM LIABILITIES                                            11,962,444           10,688,564
                                                                             ------------         ------------
        TOTAL LIABILITIES                                                      27,449,730           18,081,301
                                                                             ------------         ------------
COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY:
     Common stock, par value $.10;
       10,000,000 shares authorized; 3,130,436 and 3,129,436 issued and
       outstanding, respectively                                                  313,044              312,944
     Treasury stock, at cost, 10,000 shares                                       (95,975)             (95,975)
     Additional paid-in capital                                                25,345,586           25,337,876
     Accumulated deficit                                                       (3,479,762)          (4,891,573)
                                                                              ------------         ------------
        TOTAL STOCKHOLDERS' EQUITY                                             22,082,893           20,663,272
                                                                              ------------         ------------
                                                                            $  49,532,623        $  38,744,573
                                                                              ============         ============

                              The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                                   CARETENDERS HEALTH CORP. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   YEARS ENDED MARCH 31, 1998, 1997, and 1996



                                                                       Additional                    Total
                                Common Stock        Treasury Stock      Paid-in     Accumulated   Stockholders'
                              Shares     Amount    Shares    Amount     Capital       Deficit        Equity
                           ---------  ---------  --------  --------  ------------  ------------   ------------
Balance, March 31, 1995    3,129,436  $ 312,944    10,000 $ (95,975) $ 25,337,876  $ (8,226,226)  $ 17,328,619

Net Income                    -          -          -         -           -           1,575,283      1,575,283
                           ---------  ---------  --------  --------  ------------  ------------   ------------
Balance, March 31, 1996    3,129,436    312,944    10,000   (95,975)   25,337,876    (6,650,943)    18,903,902

Net Income                    -          -          -         -           -           1,759,370      1,759,370
                           ---------  ---------  --------  --------  ------------  ------------   ------------
Balance, March 31, 1997    3,129,436    312,944    10,000   (95,975)   25,337,876    (4,891,573)    20,663,272

Options Exercised              1,000        100     -         -             7,710        -               7,810
Net Income                    -          -          -         -           -           1,411,811      1,411,811
                           ---------  ---------  --------  --------  ------------  ------------   ------------
Balance, March 31, 1998    3,130,436  $ 313,044    10,000 $ (95,975) $ 25,345,586  $ (3,479,762)  $ 22,082,893
                           =========  =========  ========  ========  ============  ============   ============

                           The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                                   CARETENDERS HEALTH CORP. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                     Year Ended March 31,
                                                                                1998        1997        1996
Cash flows from operating activities:
 Net income                                                                $ 1,411,811  $ 1,759,370  $ 1,575,283
 Adjustments to reconcile net income to net cash provided by (used in)
 operating activities:
   Depreciation and amortization                                             2,582,653    2,239,194    2,057,092
   Deferred income taxes                                                       574,000     (192,000)    (492,000)
   Provision for uncollectible accounts                                      2,634,985    2,215,537    1,668,844
                                                                           -----------  -----------  -----------
                                                                             7,203,449    6,022,101    4,809,219
   Change in certain net current assets, net of the effects of acquisitions
   (Increase) decrease in:
      Accounts receivable                                                   (6,143,660)  (5,455,101)  (3,588,432)
      Prepaid expenses and other current assets                                171,743     (274,784)    (551,879)
   Increase (decrease) in:
         Accounts payable and accrued expenses                               3,158,029      156,628      999,625
         Other liabilities                                                           -       (6,985)     148,820
                                                                           -----------  -----------  -----------
       Net cash provided by (used in) operating activities                   4,389,561      441,859    1,817,353
                                                                           -----------  -----------  -----------
Cash flows from investing activities:
   Capital expenditures                                                     (4,017,796)  (2,620,942)  (1,015,161)
   Acquisitions, net of cash acquired                                       (4,439,746)  (1,084,846)           -
   Other assets                                                               (199,344)    (551,245)      21,827
                                                                           -----------  -----------  -----------
    Net cash (used in) provided by investing activities                     (8,656,886)  (4,257,033)    (993,334)
                                                                           -----------  -----------  -----------
Cash flows from financing activities:
   Principal payments on term debt and capital leases                         (163,549)    (441,202)    (607,959)
   Net revolving credit facility borrowings                                  4,302,006    3,902,932       80,206
   Other                                                                       (61,443)    (192,993)           -
                                                                           -----------  -----------  -----------
    Net cash provided by (used in) financing activities                      4,077,014    3,268,737     (527,753)
                                                                           -----------  -----------  -----------
Net (decrease) increase in cash                                               (190,311)    (546,437)     296,266

Cash and cash equivalents at beginning of year                               1,014,604    1,561,041    1,264,775
                                                                           -----------  -----------  -----------
Cash and cash equivalents at end of year                                   $   824,293  $ 1,014,604  $ 1,561,041
                                                                           ===========  ===========  ===========
Supplemental Information
   Cash paid for interest                                                  $ 1,049,000  $   691,000  $   611,000
                                                                           ===========  ===========  ===========
   Cash paid for income taxes                                              $   197,000  $    52,000  $   671,000
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

                    CARETENDERS HEALTH CORP. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

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

Uninsured deposits at March 31, 1998, and 1997 were approximately $724,000 and $915,000, respectively.

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

COST IN EXCESS OF NET ASSETS ACQUIRED

The costs in excess of fair value of net assets acquired are stated at cost and amortized on a straight-line basis over their estimated useful lives which range from 20 (approximately $6.8 million, net) to 40 years (approximately $6.7 million, net).

Subsequent to its acquisitions, the Company evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. At March 31, 1998, no such events or circumstances existed warranting such revisions to the lives or recorded amounts of recorded goodwill. When factors indicate that goodwill should be evaluated for possible impairment, the Company will utilize appropriate methods (such as discounted cash flows over the remaining life of the goodwill), in measuring whether or not the goodwill is recoverable.

CAPITALIZATION POLICIES

Maintenance, repairs and minor replacements are charged to expense as incurred. Major renovations and replacements are capitalized to appropriate property and equipment accounts. Upon sale or retirement of property, the cost and related accumulated depreciation are eliminated from the accounts and the related gain or loss is recognized in income.

Construction costs incurred to ready a project for its intended use are capitalized for major development projects and are amortized over the lives of the related assets. These costs will be amortized over the life of the specific leases.

Pre-opening costs related to the start up of new operations and facilities are deferred and amortized over two years beginning with commencement of operations. The unamortized balance of capitalized pre-opening costs as of March 31, 1998 and 1997 was approximately $651,000 and $470,000, respectively and is included in other assets on the accompanying balance sheet. During 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5),
The statement provides guidance on the financial reporting of start-up and organization costs to require all such costs to be expensed as incurred. SOP 98-5 is required to be adopted for financial statements for fiscal years beginning after December 15, 1998. Therefore, this statement will be required to be adopted by the Company in the fiscal year ending March 31, 2000, if not adopted earlier. Management has not yet determined the adoption date of SOP 98-5 for the Company. If adopted on April 1, 1998, the Company would report an after-tax charge of approximately $383,000 for the cumulative effect of a change in accounting principle.

NET REVENUES

The Company is paid for its services primarily by federal and state third-party reimbursement programs, commercial insurance companies, and patients. Revenues are recorded at established rates in the period during which the services are rendered. Appropriate allowances to give recognition to third party payment arrangements are recorded when the services are rendered.

Approximately 73%, 62%, and 55%, of net revenues for the fiscal years ended March 31, 1998, 1997, and 1996, respectively, were derived under federal and state third-party reimbursement programs. These revenues are based, in part, on cost reimbursement principles and are subject to examination and
retroactive adjustment by agencies  administering the programs.   Management
continuously evaluates the outcome of these reimbursement examinations and provides allowances for losses based upon the best available information. In the opinion of management, adjustments, if any, would not be material to the financial position or the results of operations of the Company.

The ability of payors to meet their obligations depends upon their financial stability, future legislation and regulatory actions. The Company does not believe there are any significant credit risks associated with receivables from federal and state third-party reimbursement programs. The allowance for doubtful accounts principally consists of management's estimate of amounts that may prove uncollectible from non-governmental payors.

NET INCOME PER SHARE

Net income per share is presented as a unit of basic shares outstanding and diluted shares outstanding. Diluted shares outstanding is computed based on the weighted average number of common shares and common equivalent shares outstanding. Common equivalent shares result from dilutive stock options and warrants. The following table is a reconciliation of basic to diluted shares used in the earnings per share calculation:

                                                              For the Fiscal Years Ended March 31,
                                                               1998          1997           1996
                                                            ---------      ---------      ---------
Basic outstanding shares at year end                        3,120,436      3,119,436      3,119,436

Add-common equivalent shares representing shares
issuable upon  exercise of dilutive options
and warrants                                                   41,270         22,429         29,271
                                                            ---------      ---------      ---------
Diluted weighted average number of shares at year end       3,161,706      3,141,865      3,148,707
                                                            =========      =========      =========

REVERSE STOCK SPLIT

On March 22, 1995, the shareholders approved and implemented a one (1) for five (5) reverse stock split. Simultaneously, the par value per common share changed from $.02 per share to $.10. Share and per share information have been restated for all periods presented to reflect this reverse stock split.


USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Refer also to the notes "NET REVENUES" and "HEALTHCARE REFORM LEGISLATION, REGULATIONS AND MARKET CONDITIONS" above for examples of such estimates.

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

NOTE 2 - HEALTHCARE REFORM LEGISLATION, REGULATIONS AND MARKET CONDITIONS
-------------------------------------------------------------------------

HEALTH CARE REFORM
------------------

The health care industry, particularly home health, has experienced, and is expected to continue to experience, extensive and dynamic change. In addition to economic forces and regulatory influences, continuing political debate is subjecting the health care industry to significant reform. Health care reforms have been enacted as discussed elsewhere in this document and proposals for additional changes are continuously formulated by departments of the federal government, Congress, and state legislatures. Certain adverse changes in Medicare reimbursement for home nursing services became effective for the Company on April 1, 1998.

BALANCED BUDGET ACT OF 1997
---------------------------

In August of 1997, President Clinton signed into law the Balanced Budget Act of 1997 (the BBA). This bill made significant changes in the reimbursement system for Medicare home health services. The primary changes that affect the Company include a reduction in the reimbursement for oxygen therapy services and a restructuring of the reimbursement system related to Medicare certified home care agencies.

OXYGEN REIMBURSEMENT
The reimbursement of certain oxygen therapy services and products was cut 25% for services provided on or after January 1, 1998. An additional cut of 5% will take affect on January 1, 1999. Future increases to the reimbursement rate have been tied to the Consumer Price Index and will not resume until 2003. Management expects the impact on the Company to be a decrease of approximately $600,000 in revenues annually (approximately $150,000 in the fourth quarter of fiscal 1998).

BONDING REQUIREMENTS FOR MEDICARE PROVIDERS
The BBA now requires Medicare providers to purchase surety bonds in amounts generally equal to 15% of Medicare reimbursement for periods up to 10 years. The bonds must be in effect by July 7, 1998, retroactive to February 27, 1998. The Company has made arrangements to meet such bonding, the cost of the which is not expected to be material to the Company's liquidity, results of operations or financial position. Under the current rules, agencies that are not able to secure the required surety bonds will be excluded from participation in the Medicare program. In June 1998 the offices of two U.S. Senators announced HCFA's agreement to defer implementation to no later than February 1999.

INTERIM PAYMENT SYSTEM FOR MEDICARE CERTIFIED HOME HEALTH NURSING SERVICES The BBA also includes a new Interim Payment System (IPS) for Medicare-certified home health services. IPS remains a cost-based reimbursement system. However, per visit cost limits have been reduced and a new "Per Beneficiary Limit" (PBL) has been added. IPS is effective for all home care agencies for cost reporting years beginning on or after October 1, 1997. For the Company's agencies the new system went into effect on April 1, 1998. The BBA states that IPS will remain in effect until a new prospective payment system (PPS) is implemented for cost reporting years beginning on or after October 1, 1999.

The Interim Payment System, as well as other requirements imposed upon home health providers in the BBA were designed to contain the growth in home health care resulting in slower growth in Medicare home health expenditures. As a result of these changes, home health providers will be forced to reduce their costs of providing services and it is expected that utilization of home care services per beneficiary will decline. Under certain conditions, Medicare beneficiaries who had previously been entitled to services will no longer qualify under Medicare reimbursement guidelines. Approximately 42% of the Company's total revenues are subject to the Interim Payment System guidelines.

The PBL places an aggregate cap on reimbursable costs based on the number of Medicare patients (beneficiaries) served during a fiscal year multiplied by an established rate. This rate is calculated using a complicated cost-based formula which blends historical data from the provider with others in the region (or in some cases uses national data). This has the effect of placing an additional limit on reimbursement. This serves to create a ceiling on the amount of care that can be provided to the average beneficiary and constrains the utilization of visits per patient.

In late calendar 1997 and early 1998, the Company began implementing action plans to operate under IPS. However, the final rules published by HCFA on March 31, 1998 were more prohibitive than the Company or the industry expected. Accordingly, in April 1998, the Company revised its program to reduce costs further and control utilization for operation in the IPS environment. Consistent with industry estimates discussed above, the Company has, since April 1, 1998, experienced a decline in volumes, revenues and contribution from this portion of its operations compared with the same period last year. Additionally, the Balanced Budget Act reduced Medicare reimbursement for certain oxygen therapy services by 25% effective January
1, 1998.

As a result of the combined impact of these reimbursement items, the Company expects a decline in revenues and earnings from recurring operations for its fiscal year ending March 31, 1999 and anticipates reporting a consolidated net operating loss for its first quarter, ending June 30, 1998. The Company is continuing its assessment of the implications of the current reimbursement environment and will, as necessary, make additional cost reductions and other adjustments to its operational and development plans in the future intended to return the Company to profitability. These actions may result in one-time charges for severance, branch office closings, impairment of long-lived assets and other restructuring activities and may significantly reduce the Company's ability to access capital and pursue development activities. As of March 31, no such restructuring activities or impairment existed and, accordingly, no provision for any liabilities or impairment charges that may result from such actions has been made in the accompanying financial statements. .


In addition to IPS, the Balance Budget Act mandated establishment of a prospective payment system ("PPS") for home health services by October 1, 1999 (April 1, 2000 for the Company). However, rules and regulations have not yet been developed by HCFA and there can be no assurance that such deadline will be met. In the event that home care PPS is not implemented by that date, the BBA as legislated requires cost limits then in existence to be lowered by an additional 15%. Such lower cost limits, likely would have a material effect on the operating results and cash flows of the Company. The Company is unable to predict how PPS will ultimately be designed and implemented and thus is also unable to predict its impact on the Company. However, by its prospective nature, PPS should allow providers the opportunity to earn a profit on services which they are not able to do under IPS which is cost-based.

State legislative proposals continue to be introduced that could impose more limitations on payments to providers of health care services such as the Company. Many states have enacted, or are considering enacting, measures that are designed to reduce their Medicaid expenditures.

The Company cannot predict what additional government regulations, if any, affecting its business may be enacted in the future, how existing or future laws and regulations might be interpreted, or whether the Company will be able to comply with such laws and regulations in its existing or future markets.

CONTRACT MANAGEMENT SERVICES
----------------------------

The Company currently provides contract management services to two home health agencies in the Louisville, KY area owned by Columbia/HCA Health Corporation (Columbia). Columbia has announced its plans to divest itself of its home care operations and the Company has expressed its interest to Columbia to acquire the managed business. Columbia has announced a transaction to sell its hospitals in the Louisville market as well. Due to these changes, the agencies, which previously operated under the Caretenders trade name have changed their names . The Company continues to manage these agencies;
however a sale of the Columbia owned operations may result in termination of the management agreements (which generated approximately $3 million of revenues in fiscal 1998) and the payment of a termination fee by Columbia to the Company. The Company also owns and operates a competing agency in the Louisville market. Due to the current status of events, the Company is unable to predict the ultimate outcome of this matter. There can be no assurance that the ultimate resolution of this matter will not have an adverse impact on the Company.


NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES
----------------------------------------------

Accounts payable and accrued expenses at March 31, 1998 and 1997 consisted of the following:
                                           1998                1997
                                       ----------          ----------
Trade payables                          5,769,528           2,935,702
Wages and employee benefits             5,106,929           2,783,305
Accrued taxes                             845,694             783,759
Other                                     416,950             528,255
                                       ----------          ----------
                                       12,139,101           7,031,021
                                       ==========          ==========

NOTE 4 - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment, including equipment under capital leases, consist of the following:
                                             March 31, 1998           March 31, 1997

Buildings and improvements              $         1,407,526      $           713,572
Leasehold improvements                            3,025,895                1,894,695
Medical  equipment                                6,841,810                5,291,958
Office and other equipment                        6,025,795                4,578,098
Transportation equipment                          1,636,628                1,763,843
                                        -------------------      -------------------
                                                  18,937,654              14,242,166
Less accumulated depreciation                    (11,185,551)             (9,282,949)
                                        -------------------      -------------------
                                        $          7,752,103     $         4,959,217
                                        ====================     ===================

Property and equipment acquired under capital leases consists principally of transportation, and medical equipment, of $50,000 and $720,000 at March 31, 1998 and 1997, respectively against which obligations of approximately $14,000 and $434,000 were outstanding at those dates.

Depreciation expense was approximately $1.8 million for the fiscal periods ended March 31, 1998, 1997, and 1996.


NOTE 5 - REVOLVING CREDIT FACILITY
----------------------------------

The Company has a $15 million revolving credit facility with the Healthcare Financial Services Division of Heller Financial, Inc.. Interest accrues on the facility at 1 percent over prime (9.5% as of March 31, 1998).
Availability is determined pursuant to a formula principally consisting of a percentage of accounts receivable subject to certain exclusions, as defined. The facility is collaterialized by accounts receivable, inventory and a lien on the stock of the Company's subsidiaries. $14.6 million was available under the formula on March 31, 1998. The balance outstanding as of March 31, 1998 was approximately $11,039,000. The credit agreement contains certain restrictive covenants. As of March 31, 1998, the Company was in technical default of certain covenants however Heller has waived these defaults. The Heller facility remains in effect until October 13, 1999 and for annual one year terms thereafter unless either party to the credit agreement provides the other with a written notice of termination one year and 60 days prior to the renewal date. Heller has waived its right to give notice of termination under this provision, and, accordingly, the facility has been extended until October 13, 1999. In addition to the Heller facility, the company has a $3 million revolving facility with Bank One, Kentucky NA. Interest accrues on the facility at 1/2 percent over prime. The facility is unsecured and will remain in effect until August 4, 1998. The balance outstanding as of March 31, 1998 was approximately $3 million. The Company is currently negotiating a replacement credit facility in a range of $20-$30 million which it expects to complete during the second quarter of its fiscal 1999 year.

NOTE 6 - TERM DEBT AND CAPITAL LEASE OBLIGATIONS
------------------------------------------------

Term debt and capital lease obligation borrowings consist of the following:
                                                       March 31, 1998          March 31, 1997

The Company has various promissory notes and
capital leases with interest rates ranging 8% to
10.375% due in varying monthly amounts ranging
from $2,000 to $5,000, related to and collaterized
by certain real property and equipment expiring
at various dates through 2002.                         $      427,369           $    407,024
                                                       ---------------          -------------
Less current portion                                         (230,185)              (261,716)
                                                       ---------------          -------------
Non-current obligations                                $      197,184           $    145,308
                                                       ===============          =============

As of March 31, 1998, future net minimum lease payments under capital leases and maturities of term debt are as follows:
                                                       Capital Leases      Long-term Debt

     1999                                                $   19,692         $   215,947
     2000                                                         -             165,012
     2001                                                         -              19,295
     2002                                                         -              12,877
     2003                                                         -                   -
     Thereafter                                                   -                   -
                                                         ----------          ----------
     Total minimum lease payments and maturities             19,692         $   413,131
                                                                             ==========

     Less amount representing interest                       (5,454)
                                                         ----------
     Present value of minimum lease payments                 14,238
     Less current portion                                   (14,238)
                                                         ----------
     Long-term portion of capital lease obligations     $         -
                                                         ==========


NOTE 7 - INCOME TAXES
---------------------

Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109) requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the Company's book and tax bases of assets and liabilities and tax carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. The principal tax carryforwards and temporary differences giving rise to the Company's deferred taxes consist of tax net operating loss carryforwards, differences in book and tax accounting for depreciation, bonuses, compensated absences, deferred compensation, and allowance for uncollectible accounts.

The Company's deferred tax assets and liabilities were as follows:

                                                       March 31,             March 31,
                                                         1998                  1997
     Deferred tax assets
     Nondeductible reserves and allowances        $     879,000         $     496,000
     Net operating loss carryforwards                   116,000               202,000
     Accelerated depreciation                           462,000               589,000
     AMT Credit                                          41,000               106,000
     Other                                                                    254,000
                                                  -------------         -------------
                                                      1,468,000             1,647,000

     Valuation allowance                                      -                     -
                                                  -------------         -------------
                                                  $   1,468,000         $   1,647,000
                                                  =============         =============
     Deferred tax liabilities
     Accounts receivable                          $     605,000         $           -
     Other                                              173,000         $     383,000
                                                  -------------         -------------
                                                  $     778,000         $     383,000
                                                  =============         =============
     Net deferred tax assets                      $     690,000         $   1,264,000
                                                  =============         =============

Provision for income taxes consist of the following:

                                                                        Year Ended  March 31,
                                                          1998                  1997                  1996
     Federal - Current                            $     267,000         $     200,000         $      30,000
     State and local - Current                          150,000               148,000               135,000
     Deferred                                           574,000              (192,000)              (30,000)
                                                  -------------         -------------         -------------
                                                  $     991,000         $     156,000         $     135,000
                                                  =============         =============         =============

A reconciliation of the statutory to the effective rate of the Company is as follows:

                                                                              March 31,
                                                          1998                  1997                  1996
     Tax provision using statutory rate           $     817,000         $     651,000         $     555,900
     Goodwill                                            79,000                75,000                71,400
     Valuation Allowance and other                            -            (1,156,000)             (624,000)
     State and local taxes, net of federal benefit      186,000               155,000                89,100
     Other, net                                         (91,000)              431,000                42,600
                                                  -------------         -------------         -------------
                                                  $     991,000         $     156,000         $     135,000
                                                  =============         =============         =============

Prior to 1997 the Company had provided a valuation allowance against net deferred tax assets based upon management's estimation (at that time) of realizability of those assets through future taxable income. This valuation was based in large part on the Company's history of generating operating income or losses and expectations for the future. Over time the Company demonstrated an ability to generate operating income such that it became more likely than not that the deferred tax assets would be realized through future taxable income and, in accordance with generally accepted accounting principles for income tax accounting, in 1997 the valuation allowance was removed. The Company's ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, competitive pressures on revenues and margins and legislation and regulation at all levels of government. There can be no assurances that the Company will meet its expectations of future taxable income. However, management has considered the above factors in reaching its conclusions that it is more likely than not that future taxable income will be sufficient to fully utilize the deferred tax assets as of March 31, 1998 and 1997.

NOTE 8 - STOCK OPTIONS AND WARRANTS
-----------------------------------

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

Changes in qualified options, non-qualified options, and supplemental non-qualified options and warrants outstanding are summarized as follows:
                                   Warrants                                Options

                                              Wtd. Avg                        Wtd. Avg
                               Shares         Ex. Price         Shares        Ex. Price
     March 31, 1995           286,600          $12.15          551,580          $8.61

     Granted                        -                          135,000          $6.30
     Exercised                      -                                -
     Terminated                     -                          163,280          $9.26
                              -------                          -------
     March 31, 1996           286,600          $12.15          523,300          $7.82

     Granted                        -                           41,500          $6.30
     Exercised                      -                                -
     Terminated                20,000          $13.75           26,000          $4.34

     March 31, 1997           266,600          $12.03          538,800          $7.87
                              -------                          -------
     Granted                       -                            46,500          $8.11
     Exercised                     -                             1,000          $7.81
     Terminated                    -                           151,300          $8.57
                              -------                          -------
     March 31, 1998           266,600          $12.03          433,000          $7.65
                              =======                          =======

At March 31, 1998 and 1997, 266,600 warrants were exercisable.  The following table details exercisable options and related information:

                                                     1998           1997

     Excercisable at end of year                  350,000        420,000
     Weighted Average Exercise Price                $7.80          $8.18

     Weighted Average of Fair Value
      of options Granted during the year            $5.01          $4.26

The Company applies APB Opinion 25 and related interpretations in accounting for its stock option plans. In 1995, Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" (SFAS 123) was issued and, if fully adopted, changes the method of recognition of costs on plans similar to the Company's. The Company adopted the disclosure-only provisions of SFAS 123. Accordingly, no compensation cost has been recognized for the Company's stock option plans. Had compensation cost for the stock option plans been determined based upon the fair value at the grant date for the awards in 1998 and 1997 consistent with the provisions of SFAS 123, the effect on net income and earnings per share would have been reduced to the following pro forma amounts:

                                         1998                1997                1996

     Net Income:    As Reported    $  1,411,811        $  1,759,370        $  1,575,283
                    Pro Forma         1,274,061           1,582,801           1,505,649
     Basic EPS:     As Reported    $       0.45        $       0.56        $       0.50
                    Pro Forma              0.41                0.51                0.48
     Diluted EPS:   As Reported    $       0.45        $       0.56        $       0.50
                    Pro Forma              0.40                0.50                0.48

Because the SFAS 123 method of accounting has not been applied to options award prior to April 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

The following table summarizes information about stock options outstanding at March 31, 1998:

                   Options Outstanding                                  Options Exercisable

                      Outstanding        Wtd. Avg.                          Exercisable
        Range of         As of           Remaining          Wt. Avg.           As of           Wt. Avg.
        Ex. Price    March 31, 1998   Contractual Life      Ex. Price      March 31, 1998      Ex. Price
     -------------------------------------------------      --------------------------------------------
          $1.95           19,500            1.9             $   1.95           19,500          $   1.95
     $ 5.50 -  6.50      138,000            6.2             $   6.15           93,240          $   6.15
     $ 7.00 -  8.13       90,800            7.5             $   7.97           52,425          $   7.91
     $ 8.75 -  9.69      181,100            3.7             $   9.06          181,100          $   9.06
     $16.55 - 20.00        3,600            1.4             $  17.01            3,600          $  17.01
                        --------                                             --------
     $ 1.95 - 20.00      433,000            5.2             $   7.65          349,865          $   7.80
                        ========                                             ========

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for awards in 1998 and 1997 respectively: risk-free interest rates of 5.8% and 6.5%, expected volatility of approximately 51% and 59%, expected lives of 7.5 years for both 1998 and 1997, and no expected dividend yields for both 1998 and 1997

NOTE 9 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

(a)   Operating Leases

The Company leases certain real estate, office space, vehicles and equipment under noncancellable operating leases expiring at various dates through 2008. Rent expense amounted to approximately $4.5, $3.5, and $2.6 million for 1998,
1997, and 1996, respectively.   At March 31, 1998 the minimum rental payments
under these leases are as follows:

                     1999           $4,822,000
                     2000            3,571,000
                     2001            3,088,000
                     2002            2,058,000
                     2003            1,459,000

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

The suit alleges the Company failed to use its best efforts to register the shares held by the plaintiffs as required by the merger agreement. The Company believes it has meritorious defenses to the claims and does not expect that the ultimate outcome of the suit will have a material impact on the Company's results of operation, liquidity or financial position. The Company plans to vigorously defend its position in this case. No amounts have been recorded in the accompanying financial statements related to this suit.

In January 1997, Aetna Life & Casualty withdrew its claim against the Company without prejudice.

NOTE 10 - QUARTERLY FINANCIAL DATA (UNAUDITED)
---------------------------------------------

Summarized quarterly financial data for years ended March 31, 1998 and 1997 are as follows (in thousands expect per share data):

                                    1998                                         1997
                    -------------------------------------        -------------------------------------
                    First     Second    Third     Fourth         First     Second    Third     Fourth
                    -------------------------------------        -------------------------------------
Net Revenues        $21,521   $22,834   $23,436   $27,392        $17,746   $19,158   $19,630   $20,239
Gross Profit          4,443     4,882     4,744     5,402          3,699     4,305     4,253     4,247
Net Income              293       415       410       294            368       465       512       414
   Per Share
     Basic          $  0.09   $  0.13   $  0.13   $  0.09        $  0.12   $  0.15   $  0.16   $  0.13
     Diluted        $  0.09   $  0.13   $  0.13   $  0.09        $  0.12   $  0.15   $  0.16   $  0.13

NOTE 11 - ACQUISITIONS
----------------------

In the fourth quarter of fiscal 1998 the Company completed four separate acquisitions of home and community-based health care businesses in transactions accounted for as purchases. The results of operations for these business have been included in the accompanying financial statements from the
date of each acquisition.   The aggregate purchase was approximately $10
million of which approximately $4.4 million was paid in cash with the balance assumed in liabilities. The transactions resulted in approximately $6 million of cost in excess of net assets acquired (goodwill) which is being amortized on a straight line basis over its estimated useful life (twenty years). The allocation of purchase price for these acquisitions has been based on estimates and information currently available, and, in accordance with generally accepted accounting principles is subject to change as additional information becomes available. The impact of the above acquisitions were not significant for any of the periods presented and, accordingly, proforma amounts are not presented illustrating the effects of such acquisitions.

Report of Independent Public Accountants


To the Stockholders of Caretenders Health Corp.:

We have audited the accompanying consolidated balance sheets of Caretenders Health Corp. (a Delaware corporation) and subsidiaries as of March 31, 1998 and 1997 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Caretenders Health Corp. and subsidiaries as of March 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1998 in conformity with generally accepted accounting principles.



                                                                 ARTHUR
                                                                 ANDERSEN LLP

Louisville, Kentucky
June 5, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is set forth the Registrants definitive proxy materials of the Company to be filed with the Commission no later than 120 days after March 31, 1998, except for the information regarding executive officers of the Company, which is contained in Item 1 of Part I report. The information required by this Item contained in such definitive proxy materials is incorporated herein by reference.

The following table sets forth certain information with respect to the Company's directors and executive officers.


Name                               Age  Position with the Company
-----------------------------------------------------------------
William B. Yarmuth (1)             46   Chairman of the Board President
                                         and Chief Executive Officer
C. Steven Guenthner (2)            37   Senior Vice President and
                                         Chief Financial Officer
Mary A. Yarmuth (3)                51   Senior Vice President - Service
Development

Ric Pritchard (4)                  43   Senior Vice President --
Operations

Todd Lyles (5)                     35   Senior Vice President - Planning
                                         and Development
Steven B. Bing (6)                 51   Director
Patrick B. McGinnis (7)            51   Director
Donald G. McClinton (8)            64   Director
Tyree G. Wilburn (9)               46   Director
Jonathan Goldberg (10)             46   Director
Wayne T. Smith (11)                52   Director


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

(3) Mary A. Yarmuth has served as Senior Vice President of the Company since 1991, currently as Senior Vice President of Service Development. From 1985 to 1991 Ms. Yarmuth served as President of the Company's Nursing Division. Ms.Yarmuth joined National in 1981.

(4) Ric Pritchard has served as Senior Vice President Operations of the Company since February of this year. Ric has been in the field of Home Healthcare since 1981 in the areas of Home Infusion, HME, Managed Care and Home health Nursing. His functional responsibilities have encompassed sales, sales management, operations, operations management, managed care contracting and management and senior management with American Hospital Supply Corp./Baxter, Healthdyne/ HNS/ NMC Homecare and Olsten Health Services, Inc.

(5) P. Todd Lyles joined the Company as Senior Vice President Planning and Development in October 1997. Prior to joining the Company Mr. Lyles was Vice President Development for the Kentucky Division of Columbia/HCA, a position he had held since 1993. Mr. Lyles experience also includes includes 8 years with Humana Inc. in various financial and hospital management positions.

(6) Steven B. Bing was elected a Director in January 1992. Mr. Bing is an employee of R. Gene Smith, Inc., a private investment company located in Louisville, Kentucky. From 1989 to March 1992, Mr. Bing was President of ICH Corporation, an insurance holding company. From 1984 to 1989, he served as Senior Vice President of ICH Corporation. He is also a director of the University of Louisville, First Alliance Corporation, and various closely-held business entities.

(7) Patrick B. McGinnis was elected a director in October 1994. Mr. McGinnis is the co-founder of Healthcare Recoveries, Inc. and serves as the company's chairman and CEO. Healthcare Recoveries, Inc. is a provider of subrogation and other claims recovery services to the healthcare industry. From 1979 to 1988, Mr. McGinnis was Vice President-Finance and Planning for Humana, Inc.

(8) Donald G. McClinton was elected a director in October 1994. From 1986 to 1994, Mr. McClinton was co-chairman of Interlock Industries, Inc., a privatelyheld company engaged in metal fabrication, corrugated container manufacturing, aluminum processing and transportation. Presently, Mr. McClinton is President and part owner of Skylight Thoroughbred Training Center. Inc., a thoroughbred course training center. He is also a director of Jewish Hospital Systems,Inc., and Mid-America Bancorp.

(9) Tyree G. Wilburn was elected a director in January 1996. Mr. Wilburn is a private investor. From 1992 to 1996, Mr. Wilburn was Chief Development Officer of Community Health Systems, Inc. and, most recently, Executive Vice President and Chief Financial and Development Officer. From 1974 to 1992 Mr. Wilburn was with Humana Inc. where he held senior and executive positions in mergers and acquisitions, finance, planning, hospital operations, audit and investor relations. He is also a director of Health Directions, Inc.

(10) Jonathan Goldberg was elected a director in February 1997. Mr. Goldberg is the managing partner of the law firm of Goldberg and Simpson and has served in that capacity for the last five years.

(11) Wayne T. Smith was elected a director in March 1997. Mr. Smith is President and Chief Executive Officer of Community Health Systems, Inc. Mr. Smith was President and Chief Operating Officer of Humana, Inc. from 1993 to 1996 and has served with Humana from 1973 to 1993 in various capacities,including numerous vice president and divisional president positions.




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

                                   PART IV

Item 14.  Exhibits and Financial Statement Schedules and Reports on Form 8-K.

                                                                Page Number
(a)(1)    Index to Consolidated Financial Statements

     Consolidated Statements of Income for the three years
          ended March 31, 1998, 1997, and 1996                       31
     Consolidated Balance Sheets - March 31, 1998 and 1997           32
     Consolidated Statements of Stockholders' Equity for
          the three years ended March 31, 1998, 1997, and 1996       33
     Consolidated Statements of Cash Flows for the three years
          ended March 31, 1998, 1997, and 1996                       34
     Notes to Consolidated Financial Statements                     35-48
     Report of Independent Public Accountants                        49

(a)(2)    Index to Financial Statement Schedule

     Report of Independent Public Accountants                        58
     Schedule II - Valuation and Qualifying Accounts                 S-1


All other Schedules have been omitted because they are either not required, not applicable or, the information has otherwise been supplied in the financial statements or notes thereto.

(a)(3)    Exhibits  (* denotes filed herein)

Exhibit
Number    Description of Exhibit
-------   ----------------------

3.1       Certificate of Incorporation, as amended

3.2       Amended and Restated By-laws

4.1 Credit Agreement by and between the Company and First National Bank of Louisville and AmSouth Bank, N.A., and HEALTHSOUTH Rehabilitation Corporation, as guarantor, dated as of June 29, 1992 with exhibits (incorporated by reference to Exhibit 10.88 to the Registrant's Form S-1 Reg.33-46565 dated April 23, 1993)

4.2 Medical Claims, Revolving Loan Agreement, Revolving Credit Note and exhibits between the Company and Heller Financial dated June 20, 1994

4.3 Other Debt Instruments -- copies of other debt instruments for which the total debt is less than 10% of assets will be furnished to the Commission upon request.

10.1 Form of Lender's Notes and Lenders' Warrants (Incorporated by Reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 Reg. No. 33-8158 effective December 2, 1986)

10.2 Stockholders and Noteholders Agreement, dated February 5, 1991, by and among the Company, Senior Kentucky, Inc., National Health Industries,Inc., Franklin Capital Associates, L.P., Aetna Life and Casualty Company, The Standard Fire Insurance Company and the holders of National's common stock(Incorporated by reference to Exhibit 2.3 to the Registrant's Report on Form 8-K, dated February 5, 1991)

10.3 Nonqualified Stock Option Plan, as amended (Incorporated by reference to the Registrant's Registration Statement on Form S-8 Reg. No. 33-20815)

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

10.24 Employment Agreement, dated January 1. 1996, between the Company and William B. Yarmuth

10.25 Asset Sale Agreements between the Company and Columbia/HCA Healthcare Corporation

10.26* Management Services Agreement between the Company and Columbia/HCA Healthcare Corporation

10.27*    Asset Purchase Agreement between the Company and Home Care
          Solutions, Inc.

10.28*    Asset Purchase Agreement between the Company and Metro Home Care,
          Inc.

10.29* Asset Purchase Agreement between the Company and Visiting Nurse Association of Palm Beach County, Inc.

22*       List of Subsidiaries of Caretenders Health Corp.

24.1*     Consent of Arthur Andersen LLP

27*       Financial Data Schedule


(b)  Reports on Form 8-K

     None.

(c)  Exhibits

     Described in Item 14(a)(3) of this report

(d)  Financial Statement Schedules

     Described in Item 14(a)(2) of this report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARETENDERS HEALTH CORP.
July 10, 1998

By /s/ William B. Yarmuth
  William B. Yarmuth
  Chairman, President and  Chief Executive Officer

By /s/ C. Steven Guenthner
  C. Steven Guenthner
  Senior Vice President and  Chief Financial Officer
  (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

By /s/ William B. Yarmuth                         July 10, 1998
  William B. Yarmuth                              Date
  Director

By /s/ Patrick B. McGinnis                        July 10, 1998
  Patrick B. McGinnis                             Date
  Director

By /s/ Donald G. McClinton                        July 10, 1998
  Donald G. McClinton                             Date
  Director

By /s/ Steven B. Bing                             July 10, 1998
  Steven B. Bing                                  Date
  Director

By /s/ Tyree Wilburn                              July 10, 1998
  Tyree Wilburn                                   Date
  Director

By /s/ Jonathan Goldberg                          July 10, 1998
  Jonathan Goldberg                               Date
  Director

By /s/ Waynt T. Smith                             July 10, 1998
  Wayne T. Smith                                  Date
  Director

                    Report of Independent Public Accountants
                    ----------------------------------------

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


Louisville, Kentucky
June 5, 1998



                                     CARETENDERS HEALTH CORP AND SUBSIDIARIES
                                         VALUATION AND QUALIFYING ACCOUNTS
                                                   SCHEDULE II

                                  Col. A            Col. B           Col. C          Col. D            Col. E

                                                           Additions
                                                      (1)
                                Balance at        Charged to        Charged to
                               Beginning of          Costs             Other            (2)            Balance at
Description                      Period           and Expenses       Accounts        Deductions       End of Period
Year ended March 31, 1998:
  Allowance for bad debts     $  3,153,145     $    2,634,985      $      -       $    2,096,793      $   3,691,337

Year ended March 31, 1997:
  Allowance for bad debts     $  2,884,743     $    2,215,537      $      -       $    1,947,135      $   3,153,145

Year ended March 31, 1996:
  Allowance for bad debts     $  2,910,272     $    1,668,844      $      -       $    1,694,373      $   2,884,743

(1)  Charged to bad debt expense.
(2)  Write-off of accounts.

                             CARETENDERS HEALTH CORP
                              LIST OF SUBSIDIARIES
                              AS OF MARCH 31, 1998

                                   EXHIBIT 22


Subsidiaries of Caretenders Health Corp
---------------------------------------
     Adult Day Care of America, Inc.
     Adult Day Care of Louisville, Inc.
     Adult Day Care of Maryland, Inc.
     HouseCalls, Inc.
     Adult Day Clubs of America Joint Venture, Ltd.
     SEI Publishing Corporation
     National Health Industries, Inc.
     HHJC Holdings, Inc.
     Pro-Care Home Health of Broward, Inc.


Subsidiaries of National Health Industries, Inc.
------------------------------------------------
     Freelife Medical Equipment,  Inc.
     Caretenders Homecare,Inc.
     Caretenders Infusion of Birmingham, Inc.
     Caretenders of Birmingham, Inc.
     Caretenders of Boston, Inc.
     Caretenders of Cincinnati, Inc.
     Caretenders of Columbus, Inc.
     Caretenders of Elizabethtown, Inc.
     Caretenders of Indiana, Inc.
     Caretenders of Indianapolis, Inc.
     Caretenders of Lincoln Trail, Inc.
     Caretenders of Louisville, Inc.
     Caretenders of New Jersey, Inc.
     Caretenders of Northern Kentucky, Inc.
     Caretenders of Richmond, Inc.
     Caretenders of the Bluegrass, Inc.
     Caretenders Visiting Services of Richmond, Inc.
     House Calls of America, Inc.
     Caretenders Infusion Corp.
     Metro Home Care, Inc.
     National Orthopedic & Rehabilitation Services, Inc.
     Physician Affiliates, Inc.
     Special Healthcare Services, Inc.
     Reliable Home Healthcare, Inc.
     Caretenders Visiting Services of Cincinnati, Inc.
     Caretenders of Cleveland, Inc.
     Caretenders Visiting Services of Columbus, Inc.
     Caretenders of Fort Lauderdale, Inc.
     Caretenders of Evansville, Inc.
     Caretenders of West Palm Beach, Inc.
     Caretenders Visiting Services of Indianapolis, Inc.
     Caretenders of Charlotte, Inc.
     Caretenders Visiting Services of Southwest FL, Inc.
     Caretenders of Southwest Florida, Inc.
     Caretenders Visiting Services of Southeast FL, Inc.

Subsidiary of HHJC Holdings, Inc.
---------------------------------
     Home Health of Jefferson County, Inc.
     Caretenders of Marshall County, Inc.

                                 EXIBIT 24.1

CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS
-----------------------------------------

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


Louisville, Kentucky
July 13, 1998