Form 10-K/A
period 1998-03-31
CARETENDERS HEALTH CORP
filed 1998-07-29
CIK 799231

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                               FORM 10-K / A

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     March 31, 1998

OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to_______________


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

As of July 27, 1998, 3,130,413 shares of the registrant's common stock were outstanding. The aggregate market value of Registrant's voting common stock held by non-affiliates of the registrant as of July 27, 1998 was approximately $12,481,652 (based on the last sale price of a share of the common stock as of July 27, 1998 ($4.00), as reported by the National Association of Securities Dealers, Inc. Automated Quotation ("NASDAQ") system).

                    DOCUMENTS INCORPORATED BY REFERENCE
                                   None.

ITEM 10.  COMPLIANCE WITH SECTION  16(a) OF THE SECURITIES EXCHANGE ACT OF
1934

Section 16 (a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of stock ownership and reports of changes in stock ownership and to provide the company with copies of all such forms they file. Based solely on its review of such copies or written representations from reporting persons, the Company believes that all reports were filed on a timely basis.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth information concerning compensation paid by the Company for services rendered in all capacities during the last three fiscal periods to the Chief Executive Officer and the most highly compensated executive officers during fiscal year 1998.

                          Summary Compensation Table
                         ----------------------------
                                                           Long-Term
                                                          Compensation
                                                          ------------
                                                           Securities
                               Annual Compensation         Underlying
                               ----------------------       Options/
 Name and Principal    Year     Salary       Bonus           (No. of
      Position                                               Shares)
--------------------  ------  ----------   -----------   ----------------
William B. Yarmuth     1998   $190,000     $ 75,596                  0
Chairman of the        1997    190,000            0                  0
Board,President and    1996    229,413      126,500 (1)         50,000
Chief Executive Officer

Mary A. Yarmuth        1998    129,854       36,904                  0
Senior Vice            1997    126,058            0                  0
President - Service    1996    125,000       31,250             15,000
Development

C. Steven Guenthner    1998    129,854       36,904                  0
Senior Vice President, 1997    126,058            0                  0
Secretary/Treasurer    1996    125,000       31,250             15,000
and Chief Financial Officer

T. Ric Pritchard       1998      9,615  (2)   2,733             20,000
Senior Vice President- 1997        N/A          N/A                N/A
Operations             1996        N/A          N/A                N/A

Patrick T. Lyles       1998     43,386  (3)  12,330             20,000
Senior Vice President- 1997        N/A          N/A                N/A
Planning and           1996        N/A          N/A                N/A
Development

(1)  On January 1, 1996 Mr.  Yarmuth entered into a new employment  agreement
     with the  Company.   Of  the  bonus amount  shown,  $60,000 was  paid  in
     consideration of Mr. Yarmuth entering into the new agreement and making certain concessions in compensation and other benefits as compared to his previous agreement see William Yarmuth Employment Agreement below for more information.
(2)  Mr. Pritchard was employed by the Company on February 16, 1998
(3)  Mr. Lyles was employed by the Company on October 6, 1997


Option Grants in Fiscal 1998

Mr. Pritchard was awarded options to purchase 20,000 shares of the Company's common stock at $7.95 per share. Mr. Lyles was awarded options to purchase 20,000 shares of the Company's common stock at $8.50 per share. No other stock options or stock appreciation rights were awarded to the named executive officers during the 1998 fiscal year.

Compensation of Directors

Directors who are not also employees of the Company are entitled to compensation at a rate of $1,250 for each Board of Directors meeting attended and $250 for each committee meeting attended that is scheduled independently. In addition, non-employee directors are eligible to receive stock options under the Caretenders Health Corp. 1993 Stock Option Plan for Non-Employee Directors (the Directors' Plan) adopted by the Board on February 17, 1993, and subsequently approved by stockholders. Pursuant to the terms of the Directors' Plan, Mr. Bing was granted options to purchase 2,000 shares of the Company's Common Stock at $7.125 per share, and Messrs. McGinnis and McClinton were each granted options to purchase 2,000 shares of the Company's Common Stock at $8.125 per share.. The Directors' options vest 25%, the day following six months after the date of grant, and 25% on each of the first, second, and third anniversary dates of the grant.

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


  Aggregate Option Exercises in Last Fiscal Year and Year-End Option Values

Set forth below is information with respect to unexercised stock options held by the executive officers named in the Summary Compensation Table at March 31, 1998. None of the named executive officers exercised any stock options during the 1998 fiscal year.





                                 In-the-Money Options    Value of Unexercised
             Shares             Number of Unexercised    In-the-Money Options
            acquired          Options at Fiscal Yearend  at Fiscal Yearend(1)
               on     Value   ------------------------- ------------------------
Name        exercise Realized Exercisable Unexercisable Exercisable Unexercisable
---------- --------- -------- ----------- ------------- ----------- -------------
William B.       0        0      122,280        27,720          0              0
Yarmuth

Mary A.          0        0       48,600         9,900    $71,760              0
Yarmuth

C. Steven        0        0       25,100         9,900          0              0
Guenthner

T. Ric           0        0        5,000        15,000          0              0
Pritchard

Patrick T.       0        0        5,000        15,000          0              0
Lyles


(1) These amounts represent the market value less the exercise price.   The
    market value of the common stock was $7.75 based on the closing price per share at March 31, 1998, on the NASDAQ National Market.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT

Based on information filed with the Securities and Exchange Commission and the Company's stock records, the following table sets forth the beneficial ownership of the Common Stock as of June 30, 1998, by (I) beneficial owners of more than five percent of the Common Stock, (ii) each director and nominee for director, (iii) current named executive officers and (iv) all directors and officers of the Company as a group.


                                                Shares of Capital
                                         Stock Beneficially Owned (1)(2)
                                       -------------------------------------
Name and Address                       Amount and Nature          Percentage
Directors and Executive Officers      of Beneficial Ownership      of Class
-----------------------------------   -------------------------  ------------
William B. Yarmuth                              343,573 (3)          10.35%
100 Mallard Creek Road, Suite 400
Louisville, KY 40207
Mary A. Yarmuth                                 343,573 (4)          10.35%
C. Steven Guenthner                              40,651 (5)           1.29%
Steven B. Bing                                   11,840 (6)             *
Patrick B. McGinnis                              16,500 (7)             *
Donald G. McClinton                              15,500 (7)             *
Tyree Wilburn                                    12,500 (8)             *
Jonathan Goldberg                                 9,000 (9)             *
Wayne Smith                                      31,500 (9)             *
T. Ric Pritchard                                  5,000 (9)             *
Patrick T. Lyles                                  6,000 (9)             *

Directors and Officers
as a Group (11 Persons)                         492,128 (11)         14.43%

Additional Five Percent Beneficial Owners
-----------------------------------------

HEALTHSOUTH Rehabilitation Corporation        1,015,101 (10)         32.43%
Two Perimeter Park South
Birmingham, AL 35243

Heartland Fund Advisors                         520,700              16.63%

Robert N. Yarmuth                               157,723               5.04%
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

(3) Includes 8,886 shares as to which Mr. Yarmuth shares voting and investment powers as a family trust and an option for 136,140 shares vested and exercisable, and 53,550 exercisable options owned by Mrs. Yarmuth in addition to 12,927 shares owned directly by Mrs. Yarmuth.

(4)  Includes the same ownership components as stated for Mr. Yarmuth.

(5)  Includes 30,050 shares subject to currently exercisable options.

(6)  Includes 11,500 shares subject to currently exercisable options.

(7)  Includes 10,500 shares subject to currently exercisable options.

(8)  Includes 7,500 shares subject to currently exercisable options.

(9)  Includes 5,000 shares subject to currently exercisable options.

(10) Includes currently  exercisable  warrants  for the  purchase  of  200,000
     shares of Common Stock.   In addition, HEALTHSOUTH  owns warrants for  an
     additional 66,600 Series A Convertible Preferred Shares.

(11) Includes currently exercisable options held by all directors and officers as a group to purchase 229,480 shares of Common Stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has an agreement with HEALTHSOUTH under which HEALTHSOUTH purchases certain durable medical equipment and prosthetic and orthotic appliances (to fill HEALTHSOUTH's normal business requirements of such items) from the Company. During the years ended March 31, 1998, 1997 and 1996, the Company realized sales of less than $85,000 to HEALTHSOUTH at terms the Company normally offers its customers.


SIGNATURES

Pursuant to the requirements to the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  July 29, 1998                    Caretenders Health Corp.
                                        (Registrant)

                                        By:/s/ C. Steven Guenthner
                                        -----------------------------
                                        (Signature)

                                        C. Steven Guenthner
                                        Senior Vice President, Chief Financial
                                        Officer, and Secretary/Treasurer