Form 10-Q
period 1998-06-30
CARETENDERS HEALTH CORP
filed 1998-08-14
CIK 799231

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC  20549

                ------------------------------------

                               FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class of Common Stock    $.10 par value
    Shares outstanding at June 30, 1998    -  3,130,413

          CARETENDERS HEALTH CORP. AND SUBSIDIARIES
                          FORM 10-Q
                            INDEX


Part I. Financial Information

 Item 1. Financial Statements
         Consolidated Balance Sheets as of June 30, 1998
         and March 31, 1998                                      3
         Consolidated Statements of Operations for the Three
         Months ended June 30, 1998 and 1997                     4

         Consolidated Statements of Cash Flows for the Three
         Months ended June 30, 1998 and 1997                     5

         Notes to Interim Consolidated Financial Statements   6 - 7


 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                  8 - 15



Part II.  Other Information

 Items 1 through 6                                             16

                  CARETENDERS HEALTH CORP. AND SUBSIDIARIES
                    INTERIM CONSOLIDATED BALANCE SHEETS


                                           June 30, 1998          March 31, 1998
                                             (UNAUDITED)
CURRENT ASSETS:                             -------------          --------------
 Cash and cash equivalents                  $     51,046            $    824,293
 Accounts receivable - net                    25,293,792              23,832,574
 Prepaid expenses and other current assets     1,424,564               1,649,579
 Deferred tax assets                              88,635                  88,635
                                            -------------          --------------
   TOTAL CURRENT ASSETS                       26,858,037              26,395,081

PROPERTY AND EQUIPMENT - net                   8,126,798               7,752,103

COST IN EXCESS OF NET ASSETS ACQUIRED - net    7,605,143              13,514,130

DEFERRED TAX ASSETS                            3,072,199                 690,000
OTHER ASSETS                                     526,258               1,181,309
                                            -------------          --------------
                                            $ 46,188,435            $ 49,532,623
                                            =============          ==============

CURRENT LIABILITIES:
 Accounts payable and accrued liabilities   $ 12,223,266            $ 12,139,101
 Current portion of long-term debt
   and capital leases                          3,233,121               3,248,185
 Other current liabilities                       100,000                 100,000
                                            -------------          --------------
   TOTAL CURRENT LIABILITIES                  15,556,387              15,487,286

LONG-TERM LIABILITIES
 Revolving Credit Facility                    13,812,023              11,038,646
 Term debt and capital lease obligations         152,519                 197,184
 Other liabilities        332,843                726,614
                                            -------------          --------------
   TOTAL LONG-TERM LIABILITIES                14,297,385              11,962,444
                                            -------------          --------------
   TOTAL LIABILITIES                          29,853,772              27,449,730

Commitments and Contingencies

Stockholders' equity:
 Common stock, par value $.10; authorized
   10,000,000 shares; 3,130,436 issued
   and outstanding                               313,044                 313,044
 Treasury stock, at cost, 10,000 shares          (95,975)                (95,975)
 Additional paid-in capital                   25,345,586              25,345,586
 Accumulated deficit                          (9,227,992)             (3,479,762)
                                            -------------          --------------
           TOTAL STOCKHOLDERS' EQUITY         16,334,663              22,082,893
                                            -------------          --------------
                                            $ 46,188,435            $ 49,532,623
                                            =============          ==============


    See accompanying notes to interim consolidated financial statements.



               CARETENDERS HEALTH CORP. AND SUBSIDIARIES
             INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                               (UNAUDITED)



                                                    Quarter Ended June 30,
                                             ----------------------------------
                                                   1998               1997
                                             --------------      --------------
 Net revenues                                 $ 23,666,455        $ 21,521,250
 Cost of sales and services                     20,330,479          17,078,144
 Selling, general and administrative expenses    2,966,017           2,478,296
 Depreciation and amortization expense             617,764             608,386
 Provision for uncollectible accounts              690,413             619,633
 Goodwill write-down                             6,967,560                  -
 Income (loss) before other income (expense) --------------      --------------
    and income taxes                            (7,905,778)            736,791

 Other income (expense):
  Interest expense                                (390,045)           (238,801)

 Income (loss) before provision              --------------      --------------
   for income taxes                             (8,295,823)            497,990

 Income tax provision (benefit)                 (2,930,108)            205,421

 Net income (loss) before Cumulative Effect  --------------      --------------
  of a Change in Accounting Principle           (5,365,715)            292,569

 Cumulative effect on prior years of a change
  in method of accounting for pre-opening
  costs (Note 4)                                  (382,515)                 -
                                             --------------      --------------
   Net Income (loss)                          $ (5,748,230)          $ 292,569
                                             ==============      ==============
 Per Share Amounts - Basic
  Average Shares Outstanding                     3,120,413           3,119,413
  Net income (loss) before Cumulative
   Effect of a Change in Accounting
   Principle                                       $ (1.72)            $  0.09
  Cumulative effect on prior years of a
   change in method of accounting for
   pre-opening costs                                 (0.12)                -
                                             --------------      --------------
  Net Income (loss)                                $ (1.84)            $  0.09
                                             ==============      ==============

 Per Share Amounts - Diluted
   Average Shares Outstanding                    3,120,413           3,143,945
   Net income (loss) before Cumulative
    Effect of a Change in Accounting
    Principle                                      $ (1.72)            $  0.09
   Cumulative effect on prior years of a
    change in method of accounting for
    pre-opening costs                                (0.12)                -
                                             --------------      --------------
  Net Income (loss)                                $ (1.84)            $  0.09
                                             ==============      ==============


    See accompanying notes to interim consolidated financial statements.


                         CARETENDERS HEALTH CORP. AND SUBSIDIARIES
                       INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                              Three Months Ended June 30,
                                                        ---------------------------------------
                                                              1998                   1997
                                                         --------------        ---------------
 Cash flows from operating activities:
  Net income                                             $ (5,748,230)         $     292,569
  Adjustments to reconcile net income to
   net cash provided (used) by
   operating activities:
     Depreciation and amortization                            617,764                608,386
     Provision for uncollectible accounts                     690,413                619,633
     Goodwill write-down                                    6,967,560                    -
     Cumulative Effect of Change in Accounting Principle      651,090                    -
     Deferred Income Taxes                                 (2,382,199)                   -
                                                         -------------         --------------
                                                              796,398              1,520,588
   Change in certain net current assets:
   (Increase) decrease in:
     Accounts receivable                                   (3,330,818)                 5,839
     Prepaid expenses and other current assets                (74,985)              (100,424)
    Increase (decrease) in:
     Accounts payable and accrued liabilities                  84,165                 80,323
                                                         -------------         --------------
    Net cash provided (used) by operating activities       (2,525,240)             1,506,326

 Cash flows from investing activities:
  Capital expenditures                                       (797,969)            (1,307,535)
  Other assets                                                (69,915)              (194,578)
                                                         -------------         --------------
   Net cash provided (used) by investing activities          (867,884)            (1,502,113)

 Cash flows from financing activities:
  Principal payments on long-term debt and capital leases     (59,729)                13,327
  Net revolving credit facility borrowings                  2,773,377               (239,173)
  Other                                                       (93,771)               (41,854)
                                                         -------------         --------------
   Net cash provided (used) by financing activities         2,619,877               (267,700)
                                                         -------------         --------------
 Net increase/(decrease) in cash                             (773,247)              (263,487)

 Cash and cash equivalents at beginning of period             824,293              1,014,604
                                                         -------------         --------------
 Cash and cash equivalents at end of period              $     51,046          $     751,117
                                                         =============         ==============


         See accompanying notes to interim consolidated financial statements.

          CARETENDERS HEALTH CORP. AND SUBSIDIARIES
     NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

  The accompanying interim consolidated financial statements for the three months ended June 30, 1998 and 1997 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. Accordingly, the reader of this Form 10-Q may wish to refer to the Company's Form 10-K for the year ended March 31, 1998 for further information. In the opinion of management of the Company, the accompanying unaudited interim financial statements reflect all adjustments (consisting of normally recurring adjustments) necessary to present fairly the financial position at June 30, 1998 and the results of operations and cash flows for the periods ended June 30, 1998 and 1997.

  The results of operations for the three months ended June 30, 1998 are not necessarily indicative of the operating results for the year.


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

  Legal Proceedings (continued)

  In January 1997, Aetna Life and Casualty Company withdrew its claim against the Company without prejudice.

3. FINANCIAL STATEMENT RECLASSIFICATIONS

   Certain amounts have been reclassified in the 1998 financial statements in order to conform to the 1997 presentation.
   Such reclassifications had no effect on previously reported net income.

4. ACCOUNTING FOR THE COSTS OF START-UP ACTIVITIES

   Effective April 1, 1998, the Company adopted AICPA Statement of Position 98-5 Reporting on the Costs of Start-up Activities (SOP 98-5) which requires all costs incurred readying a new business for operation prior to revenue generation to be expensed as incurred. SOP 98-5 was issued in 1998. The Company had previously deferred such costs and amortized them over a period of 24 months, which was permissible previous to the issuance of these new rules. Accordingly, the accompanying statement of operations for the quarter ended June 30, 1998 includes a one-time, net of tax, expense of approximately $383,000 for the cumulative effect of this change in accounting principle.

5. GOODWILL WRITE-DOWN

   During the quarter ended June 30, 1998, the Company recorded a one-time write-down of goodwill of $6,967,560 million before taxes ($4.6 million after tax). This write-down is the result of April 1, 1998 changes in Medicare reimbursement and their resulting impact on the home health market place and the Company. The write-down of goodwill was required under Statement of Financial Accounting
   Standard  No.   121  (SFAS   121), Accounting   for  the
   Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of based upon management's estimate of the impact of the changes in Medicare reimbursement for home health nursing services. Management determined that this impact indicated the carrying value of goodwill should be written down by approximately $7 million based on the net present value of expected future cash flows of specific acquired (primarily Medicare) nursing operations. This write-down is reflected in the accompanying consolidated statement of operations.

6.  SUBSEQUENT EVENT - RESTRUCTURING

   In July 1998 the Company executed a restructuring plan including work force reduction, branch closings, and changes in compensation programs. The actions are expected to reduce operating costs by an annualized amount of approximately $7 million ($4.9 million of which is expected to be realized in the current fiscal year). The Company plans to record a charge of $550,000 before taxes ($323,000 after tax) in the second quarter for severance, branch closings and other one-time costs associated with the July restructuring activities.

Item 2. Management's  Discussion  and   Analysis  of  Financial
        Condition and Results of Operations

OVERVIEW

Strategic Focus

The Company is positioning itself to take advantage of healthcare reform activities by focusing its resources on its home and community based health care business units which consist of adult day health services and home health care (home health care includes nursing, infusion therapy and durable medical equipment). These businesses are involved with the delivery of health care in alternative settings which the Company believes are preferred by consumers and which operate at lower costs than hospitals and nursing homes. The trend toward alternative site delivery of healthcare is increasing, as more payer organizations are seeking to reduce the costs of medical care.

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

Utilizing its strengths in home health care and adult day health services, the Company is actively addressing the issue of senior care in America with its comprehensive strategy - Caretenders SeniorCare Solutions. Through care management by a Registered Nurse (RN), Caretenders helps families identify solutions for caring for loved ones who can no longer meet their own health and personal care needs. Through the Company's Care Manager, families can learn about long-term care options available for seniors and obtain assistance in choosing from Caretenders' SeniorCare Day and Home Health Care Centers or, if appropriate, other available community based resources.

The Company's strategic plan calls for consolidation of home care providers and integration of home health operations with adult day care centers to offer a fully integrated home and community based health care solution for seniors in need of care. However, certain changes in Medicare reimbursement for home nursing services became effective for the Company on April 1, 1998. As described herein these changes have had a material impact on the Company's results of operations and financial position. The Company plans, subject to the implications of the items described in the section Reimbursement Changes below and Cautionary Statements - Forward Outlook and Risks included in the Company's Form 10K for the year ended March 31, 1998, to continue its efforts to expand its business operations. Management will monitor the effects of such items and may consider modifications to its expansion strategy when and if necessary.

Results for the Quarter

For the quarter ended June 30, 1998 the Company reported a net loss from operations (excluding one-time items) of ($780,354) or ($0.25) per share versus net income of $292,569 or $0.09 per share in the prior year. These results were principally due to the impact of the Interim Payment System for Medicare home health services legislated by the Balanced Budget Act of 1997 (BBA), which became effective for the Company April 1, 1998, and the reaction of the home health market place to these new rules. Material portions of the rules were not published by HCFA until March 31, 1998, the day before the June 1998 quarter began. The Company reported a net loss of $5.7 million after one-time charges relating to a write-down in goodwill and required accounting changes discussed in more detail below.

As indicated the Company's filing on Form 10K for the year ended March 31, 1998 management expected a loss from operations in this quarter due to the changes in Medicare reimbursement for home care services. The new reimbursement system imposes new and lower limitations on costs that will be reimbursed by the Medicare program. These changes have caused confusion among referral sources, leading to lower admissions and lower utilization of home care nationwide. As a result the Company incurred pre-tax operating costs of about $1 million in excess of reimbursement limits during the quarter ended June 30, 1998. In comparison, the Company operated well under the then-higher reimbursement limits during the same quarter of the prior year.

Restructuring Plan Implemented

In July 1998 the Company executed a restructuring plan including work force reduction, branch closings, and changes in compensation programs. The actions are expected to reduce operating costs by an annualized amount of approximately $7 million ($4.9 million of which is expected to be realized in the current fiscal year). Since the Company expects to incur costs below the reimbursement limits for the balance of the year it expects to recover a substantial portion of the first quarter net loss from operations (excluding one-time charges) in the third and fourth quarters.

As a part of this restructuring program, the Company recorded a one-time write-down of goodwill of $7 million before taxes ($4.6 million after tax) due to the April 1, 1998 changes in Medicare reimbursement and their resulting impact on the home health market place and the Company. Additionally, the Company plans to record a charge of $550,000 before taxes ($323,000 after tax) in the second quarter for severance, branch closings and other one-time costs associated with the July restructuring activities. The write-down of goodwill was required under Statement of Financial Accounting Standard No. 121 (SFAS 121), Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of based upon management's estimate of the impact of the changes in Medicare reimbursement for home health nursing services. Management determined that this impact indicated the carrying value of goodwill should be written down by approximately $7 million, based on the net present value of expected future cash flows of specific (primarily Medicare) acquired nursing operations. This write-down is reflected in the accompanying consolidated statement of operations.

Accounting for Costs of Start-up Activities

The Company also recorded a one-time after-tax charge of $383,000 for a change in its method of accounting for costs incurred prior to revenue generation to ready new businesses for operation. This change was mandated by the recently issued AICPA Statement of Position 98-5 Reporting on the Costs of Start-up Activities. Previously, generally accepted accounting principles (GAAP) permitted these costs to be deferred and amortized over time once the new business began generating revenues. The new rules now require that these costs be expensed as incurred. This charge is reflected in the accompanying statement of operations as a cumulative effect of a change in accounting principle.

RESULTS OF OPERATIONS



                               Caretenders Health Corp.
                                    Operating Data
                          for the three months ended June 30,

                                       1 9 9 8               1 9 9 7             Change
                               --------------------- --------------------- ------------------
                                             % of                  % of
                                  Amount   Revenues     Amount   Revenues    Amount       %
                               ----------- --------- ----------- --------- ----------  ------
Net Revenues
 Home Healthcare               $19,112,337  100.0%   $17,641,056  100.0%   $1,471,281    8.3%
 Adult Day Health Services       4,554,118  100.0%     3,880,194  100.0%      673,924   17.4%
                               ------------          ------------          -----------
                                23,666,455            21,521,250            2,145,205   10.0%

Costs of Sales and Services
 Home Healthcare                16,553,721   86.6%    13,787,752   78.2%    2,765,969   20.1%
 Adult Day Health Services       3,776,758   82.9%     3,290,392   84.8%      486,366   14.8%
                               ------------          ------------          -----------
                                20,330,479   85.9%    17,078,144   79.4%    3,252,335   19.0%

Center Contribution
 Home Healthcare                 2,558,616   13.4%     3,853,304   21.8%   (1,294,688) (33.6%)
 Adult Day Health Services         777,360   17.1%       589,802   15.2%      187,558   31.8%
                               ------------          ------------          -----------
                                 3,335,976   14.1%     4,443,106   20.6%   (1,107,130) (24.9%)

Selling, General &
 Administrative                  2,966,017   12.5%     2,478,296   11.5%      487,721   19.7%
Depreciation and Amortization      617,764    2.6%       608,386    2.8%        9,378    1.5%
Provision for Uncollectible
 Accounts                          690,413    2.9%       619,633    2.9%       70,780   11.4%
Interest, Net                      390,045    1.6%       238,801    1.1%      151,244   63.3%
                               ------------          ------------          -----------
Income (Loss) Before Taxes,
 goodwill write-down and
 accounting changes            $(1,328,263)  (5.6%)     $497,990    2.3%  $(1,826,253)    NM
                               ------------          ------------          -----------
Goodwill write-down              6,967,560                   -              6,967,560

Income (Loss) Before Taxes,
 and accounting changes        $(8,295,823)             $497,990          $(8,793,813)
                               ============          ============         ============


 NM - Not Meaningful

   Home Health Care
   ----------------

   NET REVENUES. Net revenues increased approximately 8.3% primarily as a result of increased volumes from acquired home health care operations. Revenues were negatively impacted by 1) approximately $1 million as a direct result of lower Medicare nursing cost limits and 2) approximately $250,000 as a result of lower Medicare reimbursement for home oxygen therapy.

   COSTS OF SALES AND SERVICES.   Costs of  sales and services
   increased primarily as a result of increased volumes from acquired home health operations. Costs as a percent of revenues increased due to reduced Medicare reimbursement rates for home nursing and oxygen therapy services.

   Adult Day Health Services
   -------------------------

   NET REVENUES.    The 17.4%  increase  in  adult  day health
   services revenues was a primarily a result of increased volumes in the Company's centers. As of June 30, 1998, the Company had 22 centers in operation versus 20 centers at June 30, 1997.

   COST OF SALES AND SERVICES.   Costs of  sales and services
   increased due to the increased number of centers opened and the increased volume of patient days. As a percent of net revenues, cost of sales and services for recurring operations decreased 2.2% reflecting improved profitability from increased occupancy rates.

   SELLING, GENERAL AND ADMINISTRATIVE.    The  increase  in
   selling, general and administrative costs resulted from additions to the Company's corporate infrastructure made in the latter part of last fiscal year as part of its plan to become a more aggressive acquirer of home and community based health care operations. In July 1998, the Company executed a restructuring plan that is expected to reduce these costs in the future by approximately $480,000 per quarter for the balance of the fiscal year.

   PROVISION FOR UNCOLLECTIBLE ACCOUNTS.   The  provision for
   uncollectible accounts for the quarters ended June 30, 1998 and 1997 was recorded at approximately 2.9% of net revenues based on management's evaluation of collectibility.

   DEPRECIATION AND AMORTIZATION.     The  increase  results
   primarily from capital additions.

   INTEREST.   The increase in interest is primarily the result
   of higher average outstanding debt levels incurred to finance operating losses, increased investments in working capital and capital expenditures.

   DEFERRED TAX BENEFIT.    The  accompanying  statement  of
   operations includes the anticipated income tax benefit of the losses reported in the quarter ended June 30, 1998. Of the $7 million write-down of goodwill recorded in the quarter ended June 30, 1998 approximately $6.3 million is tax deductible. The Company has written this goodwill down for book purposes; however, it will continue to be taken as a tax deduction over the remainder of its 15 year statutory tax life. As a result of this goodwill write-down for book purposes, a deferred tax asset of approximately $2.4 million was generated and is reflected in the accompanying financial statements. The Company's ability to generate the expected amounts of taxable income from future operations and realize its deferred tax assets is dependent upon general economic conditions, competitive pressures on revenues and margins and legislation and regulation at all levels of government. There can be no assurances that the Company will meet its expectations of future taxable income. However, management has considered the above factors in reaching its conclusions that it is more likely than not that future taxable income will be sufficient to fully utilize the deferred tax assets as of June 30, 1998.

Liquidity and Capital Resources

Revolving Credit Facility

 The Company has $19 million in revolving credit facilities, comprised of $16 million with the Healthcare Financial Services Division of Heller Financial, Inc. and $3 million with Bank One, Kentucky NA. Interest accrues on amounts drawn under the facility at a rate of 1 percent over prime for the Heller facility and at a rate of / percent over prime for the Bank One facility. Availability from the Heller facility is determined pursuant to a formula principally consisting of a percentage of accounts receivable subject to certain exclusions.

 At June 30, 1998, the Company had total cash and unused borrowings of approximately $2.2 million available. The Heller facility remains in effect until October 13, 1999 and for annual one year terms thereafter unless either party to the credit agreement provides the other with a written notice of termination one year and 60 days prior to the renewal date. The Bank One Facility will remain in effect until October 4, 1998. The Company's results of operations for the quarter ended June 30, 1998 created defaults under of the Heller credit facility financial covenants with respect to tangible net worth and capital expenditure limitations, which defaults have been waived by Heller. As of June 30, 1998, the Company was in compliance with the debt service covenants of that facility. Nonetheless, the Company's ability to access additional credit and its ability to finance acquisition opportunities with debt will remain diminished until such time as it returns to profitable operation.

 The Company is currently negotiating a replacement credit facility in a range of $20-$30 million. While there can be no assurance that the replacement credit facility will be obtained, management believes that it will be completed during the second or third quarter of its fiscal 1999 year. If the Company is unable to obtain satisfactory financing it would have an adverse impact on the Company's liquidity and its ability to execute its development plans.

 Management   will  continuously   pursue   additional  capital
 including possible debt and equity investments in the Company to support a more rapid development of the business than would be possible with internal funds.

Cash Flows

 Key elements to the Consolidated Statements of Cash Flows were (in thousands):

 Net  Change in Cash  and Cash Equivalents        1998       1997
--------------------------------------------  ---------    ---------
  Provided by (used in):
    Operating activities                       $(2,525)      $1,506
    Investing activities                          (868)      (1,502)
    Financing activities                         2,620         (268)
                                              ---------     --------
    Net  Change in Cash  and Cash Equivalents  $  (773)        (264)
                                              =========     ========

   Net cash used in operating activities of approximately $2.6 million resulted principally from current period losses net of non-cash expenses such as depreciation, bad debt provision, goodwill write-down, cumulative effect of accounting change and deferred income taxes and increased investment in accounts receivable. Net cash used in investing activities of approximately $0.8 million resulted principally from amounts invested in new ADC facilities ($350,000) and capital expenditures related to durable medical equipment and improvement of information systems. Net cash of approximately $2.6 million was provided by financing activities through increases in the outstanding balance on the revolving credit facility.




Contract Management Services

The Company currently provides contract management services to two home health agencies (the Agencies) in the Louisville, KY area owned by Columbia/HCA Health Corporation (Columbia). Columbia has announced its plans to sell these operations to a third party. The Company has terminated the Agencies' rights to operate under the Caretenders trade name and is now actively competing with the Agencies for patients. The Company believes that the sale of the Columbia owned operations will result in termination of the management agreements (which generated approximately $3 million of revenues in fiscal 1998) and that upon such termination, a termination fee should be payable to the Company by Columbia. Due to the current status of negotiations, the Company is unable to predict the amount of termination fees, if any, that will ultimately be paid, or the ultimate outcome of competition with the buyer of the Agencies. Thus there can be no assurance that the ultimate resolution of this matter will not have an adverse impact on the Company.


Health Care Reform

The health care industry, particularly home health, has experienced, and is expected to continue to experience, extensive and dynamic change. In addition to economic forces and regulatory influences, continuing political debate is subjecting the health care industry to significant reform. Health care reforms have been enacted as discussed elsewhere in this document and proposals for additional changes are continuously formulated by the federal government administration, members of Congress, and state legislators. Certain adverse changes in Medicare reimbursement for home nursing services became effective for the Company on April 1, 1998. See Reimbursement Changes below.

Government officials can be expected to continue to review and assess alternative health care delivery systems and payment methodologies. Changes in the law or new interpretations of existing laws may have a dramatic effect on the definition of permissible or impermissible activities, the relative cost of doing business, and the methods and amounts of payments for medical care by both governmental and other payers. Legislative changes to "balance the budget" and slow the annual rate of growth of Medicare and Medicaid are expected to continue. Such changes will impact reimbursement for home health care. There can be no assurance that future legislation or regulatory changes will not have a material adverse effect on the future operations of the Company.

Refer to the sections on Reimbursement Changes below and Cautionary Statements - Forward Outlook and Risks in the
Company's Form 10K for the year ended March 31, 1998 for additional information.


Reimbursement Changes

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

Oxygen Reimbursement

The reimbursement of certain oxygen therapy services and products was cut 25% for services provided on or after January 1, 1998. An additional cut of 5% will take affect on January 1, 1999. Future increases to the reimbursement rate have been tied to the Consumer Price Index and will not resume until 2003. Had this reduction not taken place, revenues and pre-tax income for the quarter ended June 30, 1998 would have been approximately $250,000 higher.

Interim  Payment  System  for  Medicare  Certified  Home  Health
Nursing Services

The BBA also included a revised Interim Payment System (IPS) for Medicare-certified home health services. IPS remains a cost-based reimbursement system. However, per visit cost limits have been reduced and a new Per Beneficiary Limit (PBL) has been added. IPS is effective for all home care agencies for cost reporting years beginning on or after October 1, 1997. For the Company's agencies the new system went into effect on April 1, 1998. The BBA states that IPS will remain in effect until a new prospective payment system (PPS) is implemented for cost reporting years beginning on or after October 1, 1999.

The Interim Payment System, as well as other requirements imposed upon home health providers in the BBA were designed to contain the growth in home health care resulting in slower growth in Medicare home health expenditures. As a result of these changes, home health providers are being forced to reduce their costs of providing services and reduce utilization of home care services per beneficiary. Under certain conditions, Medicare beneficiaries who had previously been entitled to services no longer qualify under Medicare reimbursement guidelines.

The PBL places an aggregate cap on reimbursable costs based on the number of beneficiaries served during a period multiplied by a complicated cost-based formula. This has the effect of placing an additional limit on reimbursement. The PBL serves to create a ceiling on the amount of care that can be provided to the average beneficiary and constrains the utilization of visits per patient.

The Company believes that IPS is causing a contraction of Medicare home health operations nationwide and is, despite Congressional intentions and HCFA assurances to the contrary, a reduction of the Medicare home care benefit. Due to complexities in the rules, particularly differences in the effective date and the per beneficiary limit for different providers, the ultimate amount of contraction cannot yet be predicted with certainty.

In late calendar 1997 and early 1998, the Company developed and began implementing action plans to operate under IPS. However, HCFA published final rules on March 31, 1998 that were substantially worse than the industry expected. Accordingly, in April 1998, the Company revised its action plans to further reduce costs (including staff reductions) and appropriately control utilization for operation in the IPS environment. Since April 1, the Company has experienced a decline in census, volumes, and length of stay commensurate with the expectations outlined above. As a result, the Company experienced a decline in revenues and contribution from this portion of its operations (which incurred costs of approximately $1 million in excess of the new Medicare cost limits during the first quarter of fiscal 1999). As discussed previously herein, this was the primary cause of the Company's $780,000 net loss from operations before goodwill write-down and the cumulative effect of an accounting change.

In July 1998, the Company executed a restructuring plan including work force reduction, branch closings, and changes in compensation programs. The actions are expected to reduce operating costs by an annualized amount of approximately $7 million ($4.9 million of which is expected to be realized in the current fiscal year). Since the Company expects to incur costs below the reimbursement limits for the balance of the year it expects to recover a substantial portion of the first quarter Medicare costs in excess of limits in the third and fourth quarters however, there can be no assurance that this will occur.

As a part of this restructuring program, the Company recorded a one-time write-down of goodwill of $7 million before taxes ($4.6 million after tax) due to the Medicare reimbursement impact on the home health operating environment. Additionally, the Company plans to record a charge of $550,000 before taxes ($323,000 after tax) in the second quarter for severance, branch closings and other one-time costs associated with the July restructuring activities. The write-down of goodwill was required under Statement of Financial Accounting Standard No. 121 (SFAS 121), Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of based upon management's estimate of the impact of the changes in Medicare reimbursement for home health nursing services. Management determined that this impact indicated the carrying value of goodwill should be written down by approximately $7 million, based on the net present value of expected future cash flows of specific (primarily Medicare) acquired nursing operations. This write-down is reflected in the accompanying consolidated statement of operations.

The Company believes its restructuring plan will allow it to operate within the Medicare reimbursement limits for the balance of the fiscal year and enable the Company to return to profitable operation in both the third and fourth quarters. However, there can be no assurance that losses will not continue past the first quarter and perhaps for the year. The Company will continue to make further assessments of the implications of the current reimbursement environment and may, if necessary, make additional cost reductions and other adjustments to its operational and development plans in the future.

In addition to IPS, the Balance Budget Act mandated establishment of a prospective payment system ("PPS") for home health services by October 1, 1999 (April 1, 2000 for the Company). However, rules and regulations have not yet been developed by HCFA and there can be no assurance that such deadline will be met. In the event that home care PPS is not implemented by that date the BBA as legislated requires cost limits then in existence to be lowered by an additional 15%. Such a prospective payment system, or in the alternative such lower cost limits, could have a material effect on the operating results and cash flows of the Company.

State legislative proposals continue to be introduced that would impose more limitations on payments to providers of health care services such as the Company. Many states have enacted, or are considering enacting, measures that are designed to reduce their Medicaid expenditures.

The Company cannot predict what additional government regulations may be enacted in the future, if any, affecting its business or how existing or future laws and regulations might be interpreted, or whether the Company will be able to comply with such laws and regulations in its existing or future markets.

Year 2000 Computer System Issue

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

The Company anticipates that these conversions will be completed to provide compliance with the requirements to handle the year 2000 issue with no significant operational concerns. Management currently believes that the financial resources necessary to accomplish such compliance will not be material to the Company's financial condition or results of operations. However, there is no guarantee that the Company's expected results will be achieved and actual results could differ materially from those expected results.

The Company  depends  on  receipt  of  payment  from its  payer sources, which utilize computer software to process those payments. The Company has over 3,000 individual payers including Medicare and Medicaid programs, insurance companies and HMO's. The Company is currently unable to predict what effect, if any, the year 2000 issue may have on the computer systems of those payers, or in turn on the Company. System maintenance and modification costs to existing software will be expensed as incurred. The costs associated with purchasing replacement software will be capitalized and amortized over the useful life of the software.

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

          None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

        (a) Exhibits
            Exhibit 11 Computation of Earnings per share (attached)

        (b) No reports on Form 8-K have been filed during the quarter ended June 30, 1998

                       CARETENDERS HEALTH CORP. AND SUBSIDIARIES
                          COMPUTATION OF EARNINGS PER SHARE
                                        EXHIBIT 11


                                                             Three Months Ended June 30,
                                                           ------------------------------
                                                                 1998            1997

                                                           --------------  ---------------
BASIC
-----
Net income for basic income per common share                $(5,748,230)   $    292,569

Weighted average outstanding shares during the period         3,120,413       3,119,413

Net income (loss) per share                                      ($1.84)          $0.09



FULLY DILUTED
-------------
Net income for fully diluted income per common share        $(5,748,230)   $    292,569

Weighted average outstanding shares during the period         3,120,413       3,119,413

Add-common equivalent shares representing shares issuable
 upon exercise  of   dilutive options and warrants                 (a)           24,532
                                                             ----------    ------------
                                                              3,120,413       3,143,945

Net income (loss) per share                                      ($1.84)          $0.09

(a) anti-dilutive


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.


Date: August 14, 1998

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