Form 10-Q
period 1998-09-30
CARETENDERS HEALTH CORP
filed 1998-11-24
CIK 799231

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC  20549
                        ____________________


                              FORM 10-Q


    [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES
                         EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1998

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

   100 Mallard Creek Road, Suite 400, Louisville, KY 40207
     (Address of principal executive offices)      (Zip Code)


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

         Yes __ X____    No ____.


      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class of Common Stock    $.10 par value
      Shares outstanding at September 30, 1998    -  3,130,413

               CARETENDERS HEALTH CORP. AND SUBSIDIARIES

                               FORM 10-Q

                                 INDEX


 Part I.   Financial Information

           Item 1. Financial Statements

                  Consolidated Balance Sheets as of September 30,
                  1998 and March 31, 1998                           3


                  Consolidated Statements of Operations for the
                  Three Months ended September 30, 1998 and 1997    4


                  Consolidated Statements of Operations for the Six
                  Months ended September 30, 1998 and 1997          5


                  Consolidated Statements of Cash Flows for the Six
                  Months ended September 30, 1998 and 1997          6


                  Notes to Interim Consolidated Financial
                  Statements                                      7 - 9


          Item 2.Management's Discussion and Analysis of Financial
                  Condition and Results of Operations            10 - 20


 Part II.  Other Information
          Items 1 through 6                                        21

                CARETENDERS HEALTH CORP. AND SUBSIDIARIES
                  INTERIM CONSOLIDATED BALANCE SHEETS

                    ASSETS

                                                September     March 31,
                                                30, 1998         1998
                                               (UNAUDITED)
 CURRENT ASSETS:
    Cash and cash equivalents                  $    26,970   $   824,293
    Accounts receivable _ net                   23,939,814    23,832,574
    Prepaid expenses and other current
      assets                                     1,223,031     1,649,579
    Deferred tax assets                            205,693        88,635
                                               -----------   -----------
         TOTAL CURRENT ASSETS                   25,395,508    26,395,081

 PROPERTY AND EQUIPMENT - net                    8,347,228     7,752,103

 COST IN EXCESS OF NET ASSETS ACQUIRED - net     7,556,532    13,514,130

 DEFERRED TAX ASSETS                             3,072,199       690,000

 OTHER ASSETS                                      765,847     1,181,309

                                              ------------   ------------
                                               $45,137,315   $49,532,623

     LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
    Accounts payable and accrued liabilities   $11,099,233   $12,139,101
    Current portion of term debt and capital
      lease obligations                          3,252,757     3,248,185
    Other current liabilities                      100,000       100,000
                                              ------------  ------------
           TOTAL CURRENT LIABILITIES            14,451,990    15,487,286


 LONG-TERM LIABILITIES:
    Revolving Credit Facility                   13,687,640    11,038,646
    Term debt and capital lease obligations        146,167       197,184
    Other liabilities                              672,988       726,614
                                               -----------  ------------
           TOTAL LONG-TERM LIABILITIES          14,506,795    11,962,444
                                               -----------  ------------
           TOTAL LIABILITIES                    28,958,785    27,449,730

 Commitments and Contingencies

  Stockholders' equity:
      Common stock, par value $.10;
       authorized 10,000,000 shares;
       3,130,436 issued and outstanding            313,044       313,044
      Treasury stock, at cost, 10,000 shares       (95,975)      (95,975)
      Additional paid-in capital                25,345,586    25,345,586
      Accumulated deficit                       (9,384,125)   (3,479,762)
                                               -----------   ------------
           TOTAL STOCKHOLDERS' EQUITY           16,178,530    22,082,893
                                               -----------   -----------
                                               $45,137,315   $49,532,623


        See accompanying notes to interim consolidated financial
                              statements.

               CARETENDERS HEALTH CORP. AND SUBSIDIARIES
             INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)

                                                    Three Months Ended

                                                   September    September
                                                    30, 1998     30, 1997

     Net revenues                                $ 24,524,299  $22,833,566
     Cost of sales and services                    20,041,193   17,951,478
     Selling, general and administrative expenses   2,649,824    2,647,336
     Depreciation and amortization expense            574,387      634,414
     Provision for uncollectible accounts             559,212      661,951
     Restructuring Charges                            550,000          -
                                                  -----------  ------------
     Income (loss) before other income (expense)      149,683      938,387
     and income taxes

     Other income (expense):
      Interest expense                               (415,078)   (232,579)
                                                  -----------  ------------
     Income (loss) before provision for income       (265,395)    705,808
     taxes

     Provision for income taxes (benefit)            (109,262)    291,145
                                                  -----------  ------------
     Net income (loss)                              $(156,133)   $414,663
                                                  -----------  ------------


     Per Share Amounts _ Basic
       Average shares outstanding                   3,120,413   3,119,413

       Net income (loss)                              $ (0.05)     $ 0.13


     Per Share Amounts _ Diluted
       Average shares outstanding                   3,120,413   3,143,945

       Net income (loss)                              $ (0.05)     $ 0.13




        See accompanying notes to interim consolidated financial
                              statements.

               CARETENDERS HEALTH CORP. AND SUBSIDIARIES
             INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)

                                                      Six Months Ended

                                                    September   September
                                                    30, 1998    30, 1997
     Net revenues                                $48,190,754 $44,354,816
     Cost of sales and services                   40,371,673  34,836,903
     Selling, general and administrative expenses  5,615,841   5,318,351
     Depreciation and amortization expense         1,192,151   1,242,800
     Provision for uncollectible accounts          1,249,625   1,281,584
     Goodwill write-down                           6,967,560         -
     Restructuring Charges                           550,000         -
                                                 ------------ -----------
     Income (loss) before other income (expense)  (7,756,095)  1,675,178 and income taxes

     Other income (expense):
     Interest expense                               (805,123)   (471,380)
                                                 ------------ -----------
     Income (loss) before provision for income    (8,561,218)  1,203,798
     taxes

     Provision for income taxes (benefit)         (3,039,370)     496,566
                                                 ------------ -----------
     Net income (loss) before Cumulative Effect of
     a Change in Accounting Principle             (5,521,848)     707,232

     Cumulative effect on prior years of a change
     in method of Accounting for pre-opening
     costs, net (Note 4)                            (382,515)         -
                                                 ------------ -----------
     Net income (loss)                           $(5,904,363)   $ 707,232
                                                 ------------ -----------

     Per Share Amounts _ Basic
       Average shares outstanding                  3,120,413    3,119,413

       Net income (loss) before Cumulative Effect
       of a Change in Accounting Principle            $(1.77)      $  0.23

       Cumulative effect on prior years of a
       change in method of accounting for
       pre-opening costs                               (0.12)         -
                                                   ------------ -----------
       Net income (loss)                              $(1.89)      $  0.23
                                                   ------------ -----------

     Per Share Amounts _ Diluted
       Average shares outstanding                   3,120,413    3,143,945

       Net income (loss) before Cumulative Effect
       of a Change in Accounting Principle            $(1.77)      $  0.22

       Cumulative effect on prior years of a
       change in method of accounting for
       pre-opening costs                               (0.12)         -
                                                   ------------ -----------
       Net income (loss)                              $(1.89)      $  0.22
                                                   ------------ -----------


        See accompanying notes to interim consolidated financial
                              statements.

               CARETENDERS HEALTH CORP. AND SUBSIDIARIES
             INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                           Six Months Ended

                                         September     September
                                         30, 1998      30, 1997

     Cash flows from operating
     activities:
      Net income (loss)                 $(5,904,363)  $   707,232
      Adjustments to reconcile net
     income to net cash provided
      (used) by operating activities:
          Depreciation and amortization   1,192,151     1,242,800
          Provision for uncollectible     1,249,625     1,281,584
           accounts
          Goodwill write-down &           7,517,560           -
           restructuring charges
          Accounting change                 651,090           -
          Deferred taxes                 (2,499,257)          -
                                        ------------  -----------
                                          2,206,806     3,231,616
     Change in certain net current assets
        (Increase) decrease in:
              Accounts receivable        (2,549,168)      332,535
              Prepaid expenses and          426,548       167,685
               other current assets
          Increase (decrease) in:
              Accounts payable and       (1,589,868)      493,477
               accrued liabilities
                                        ------------  -----------
            Net cash provided (used) by  (1,505,682)    4,225,313
             operating activities


     Cash flows from investing activities:
          Capital expenditures           (1,542,921)  (2,223,334)
          Other assets                     (297,643)    (325,908)
                                        ------------  -----------
             Net cash provided (used)    (1,840,564)  (2,549,242)
             by investing activities


     Cash flows from financing activities:
          Principal payments on long-       (46,445)    (116,457)
           term debt
          Net revolving credit facility   2,648,994   (1,552,163)
          borrowings
          Other                             (53,626)     (83,488)
                                        ------------  -----------
             Net cash provided (used)     2,548,923   (1,752,108)
             by financing activities
                                        ------------  -----------

     Net increase (decrease) in cash       (797,323)     (76,037)

     Cash and cash equivalents at           824,293     1,014,604
      beginning of period
                                        ------------  -----------
     Cash and cash equivalents at end
     of period                           $   26,970    $  938,567
                                        ------------  -----------

        See accompanying notes to interim consolidated financial
                              statements.

               CARETENDERS HEALTH CORP. AND SUBSIDIARIES
          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


   1.  BASIS OF PRESENTATION

       The accompanying interim consolidated financial statements for the three months and six months ended September 30, 1998 and 1997 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.
       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. Accordingly, the reader of this Form 10-Q may wish to refer to the Company's Form 10-K for the year ended March 31, 1998 for further information. In the opinion of management of the Company, the accompanying unaudited interim financial statements reflect all adjustments (consisting of normally recurring adjustments) necessary to present fairly the financial position at September 30, 1998 and the results of operations and cash flows for the periods ended September 30, 1998 and 1997.

       The  results  of   operations  for  the  three  months  ended
       September 30, 1998 are not necessarily indicative of the operating results for the year.

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

       Franklin

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


       Columbia

       Prior to October 1, 1998 the Company managed two home health agencies operating in the Louisville, KY area, which were owned by Columbia/HCA. The Company also owns and operates a competing agency in Louisville. The Company performed management services pursuant to management agreements scheduled to expire in February and June 2000. These services generated approximately $3 million of management fee revenues in the Company's most recent fiscal year, which ended March 31, 1998 and $1.3 million in the six months ended September 30, 1998. On September 30, 1998 Columbia sold the agencies to a third party and notified the Company that its services would no longer be needed for home health visits performed after that date. The Company believes that the contracts are non-cancelable in the event of a sale, and, accordingly, the Company believes that Columbia's action constitutes a breach of contract, for which the Company is entitled to monetary damages.

       The Company is pursuing recovery of damages through litigation and through settlement discussions with Columbia. The Company is also attempting to mitigate the financial impact of the loss of these contracts through its company-owned agency also operating in the Louisville market. Due to the current status of events, the Company is unable to predict the ultimate outcome of this matter.

   3.  FINANCIAL STATEMENT RECLASSIFICATIONS

        Certain amounts have been reclassified in the fiscal 1999 financial statements in order to conform to the fiscal 1998 presentation. Such reclassifications had no effect on previously reported net income.

   4.   ACCOUNTING FOR THE COSTS OF START-UP ACTIVITIES

        Effective April 1, 1998, the Company adopted AICPA Statement of Position 98-5 _Reporting on the Costs of Start-up Activities_ (SOP 98-5) which requires all costs incurred readying a new business for operation prior to revenue generation to be expensed as incurred. SOP 98-5 was issued in 1998. The Company had previously deferred such costs and amortized them over a period of 24 months, which was permissible previous to the issuance of these new rules. Accordingly, the accompanying statement of operations for the six months ended September 30, 1998 includes a non-recurring, net of tax, expense of approximately $383,000 for the cumulative effect of this change in accounting principle.

   5.  GOODWILL WRITE-DOWN

        During the quarter ended June 30, 1998, the Company recorded a non-recurring write-down of goodwill of $6,967,560 million before taxes ($4.6 million after tax). This write-down is the result of April 1, 1998 changes in Medicare reimbursement and their resulting impact on the home health market place and the Company. The write-down of goodwill was required under Statement of Financial Accounting Standard No. 121 (_SFAS 121_), _Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of_ based upon management's estimate of the impact of the changes in Medicare reimbursement for home health nursing services. Management determined that this impact indicated the carrying value of goodwill should be written down by approximately $7 million based on the net present value of expected future cash flows of specific acquired (primarily Medicare) nursing operations. This write-down is reflected in the accompanying consolidated statement of operations.

   6.  RESTRUCTURING CHARGES

        In July 1998 the Company executed a restructuring plan including work force reduction, branch closings, and changes in compensation programs. The actions are expected to reduce operating costs by an annualized amount of approximately $7 million ($4.9 million of which is expected to be realized in the current fiscal year). The Company recorded a pretax charge of $550,000 in the second quarter of fiscal 1999 related to restructuring activities. The charge included approximately $412,0000 for work force reductions $84,000 for branch closing costs and $54,000 for work force reorganization. As of September 30, 1998, the Company has a restructuring reserve balance of approximately $200,000 which is primarily comprised of amounts related to branch closings and work force reorganization costs.

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

   Utilizing its strengths in home health care and adult day health services, the Company is actively addressing the issue of senior care in America with its comprehensive strategy _ Caretenders SeniorCare Solutions. Through care management by a Registered Nurse (RN), Caretenders helps families identify care solutions for loved ones who can no longer meet their own health and personal care needs. Through the Company's Care Manager, families can learn about long-term care options available for seniors and obtain assistance in choosing from Caretenders' SeniorCare Day and Home Health Care Centers or, if appropriate, other available community based resources.

   The Company's strategic plan calls for consolidation of home care providers and integration of home health operations with adult day care centers to offer a fully integrated home and community based health care solution for seniors in need of care. However, certain changes in Medicare reimbursement for home nursing services became effective for the Company on April 1, 1998. As described herein these changes have had a material impact on the Company's results of operations and financial position. The Company plans, subject to the implications of the items described in the section _Reimbursement Changes_ below and _Cautionary Statements _ Forward Outlook and Risks_ included in the Company's Form 10K for the year ended March 31, 1998, to continue its efforts to expand its business operations. Management will monitor the effects of such items and may consider modifications to its expansion strategy when and if necessary.

   Results for the Quarter

   For the quarter ended September 30, 1998 the Company generated net income from operations (excluding non-recurring items) of $166,867 or $0.05 per share versus net income of $414,663 or $0.13 per share in the prior year. These lower results were principally due to the impact of the Interim Payment System for Medicare home health services legislated by the Balanced Budget Act of 1997 (BBA), which became effective for the Company April 1, 1998, and the reaction of the home health market place to these new rules. Material portions of the rules were not published by HCFA until March 31, 1998. The Company reported a net loss of ($156,133) or $0.05 per share after non-recurring restructuring charges relating to work force reduction, branch closings, and changes in compensation programs as discussed below.

   As indicated in the Company's filing on Form 10K for the year ended March 31, 1998 management expected a loss from operations in this quarter due to the impact of changes in Medicare reimbursement for home care services. The new reimbursement system imposes new and lower limitations on costs that will be reimbursed by the Medicare program. These changes have caused confusion among referral sources, leading to lower admissions and lower utilization of home care nationwide. As a result the Company incurred pre-tax operating costs of about $500,000 in excess of reimbursement limits during the quarter ended September 30, 1998, (most of which occurred in the month of July prior to the restructuring). In comparison, the Company operated well under the then-higher reimbursement limits during the same quarter of the prior year.

   Restructuring Plan Implemented

   On July 31, 1998 the Company executed a restructuring plan including work force reduction, branch closings, and changes in compensation programs. The actions are expected to reduce operating costs by an annualized amount of approximately $7 million ($4.9 million of which is expected to be realized in the current fiscal year). Since the Company expects to incur costs below the reimbursement limits for the balance of the year it expects to recover a portion of the initial net losses from operations (excluding non-recurring charges) in the third and fourth quarters.

   The Company recorded in the first quarter a non-recurring write-down of goodwill of $7 million before taxes ($4.6 million after tax) due to the April 1, 1998 changes in Medicare reimbursement and their resulting impact on the home health market place and the Company. In addition, the Company recorded a charge of $550,000 before taxes ($323,000 after tax) in the second quarter for severance, branch closings and other non-recurring costs associated with the July restructuring activities. The write-down of goodwill was required under Statement of Financial Accounting Standard No. 121 (_SFAS 121_), _Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of_ based upon management's estimate of the impact of the changes in Medicare reimbursement for home health nursing services. Management determined that this impact indicated the carrying value of goodwill should be written down by approximately $7 million, based on the net present value of expected future cash flows of specific (primarily Medicare) acquired nursing operations. This write-down is reflected in the accompanying consolidated statement of operations.

   Results of Operations

                        Caretenders Health Corp.
              Operating Data Excluding Non-Recurring Items
                for the three months ended September 30,

                             1 9 9 8         1 9 9 7             Change
                                % of                % of
                      Amount  Revenues   Amount   Revenues    Amount      %
Net Revenues
Home Health Care    $19,628,621 100.0% $18,667,044  100.0% $  961,577   5.2%
Adult Day Health      4,895,678 100.0%   4,166,522  100.0%    729,156  17.5%
Services            -----------        -----------         ----------
                     24,524,299         22,833,566          1,690,733   7.4%
Costs of Sales and
Services
Home Health Care     16,285,338  83.0%  14,465,292  77.5%   1,820,046  12.6%
Adult Day Health      3,755,855  76.7%   3,486,186  83.7%     269,669   7.7%
Services            -----------        -----------         ----------
                     20,041,193  81.7%  17,951,478  78.6%   2,089,715  11.6%
Center Contribution
Home Health Care      3,343,283  17.0%   4,201,752  22.5%    (858,469)(20.4%)
Adult Day Health      1,139,823  23.3%     680,336  16.3%     459,487  67.5%
Services            -----------        -----------         ----------
                      4,483,106  18.3%   4,882,088  21.4%    (398,982) (8.2%)

Selling, General &    2,649,824  10.8%   2,647,336  11.6%       2,488   0.1%
Administrative
Depreciation and        574,387   2.3%     634,414   2.8%     (60,027) (9.5%)
Amortization
Provision for           559,212   2.3%     661,951   2.9%    (102,739)(15.5%)
Uncollectible Accounts
Interest, Net           415,078   1.7%     232,579   1.0%     182,499  78.5%
Income before taxes
and non-recurring    -----------        -----------         ----------
items                   284,605   1.2%     705,808   3.1%    (421,203) (59.7%)


   Home Health Care
      Revenues.  Net  revenues   increased   approximately   5.2%
      primarily as a result of increased volumes from acquired home health care operations partially offset by the following reductions: 1) approximately $500,000 as a direct result of lower Medicare nursing cost limits and 2)
      approximately $250,000 as a result of lower Medicare reimbursement for home oxygen therapy.

      Costs of  Sales and  Services.
      Costs of sales and services increased primarily as a result of increased volumes from acquired home health operations. Costs as a percent of revenues increased due to reduced Medicare reimbursement rates for home nursing and oxygen therapy services.

   Adult Day Health Services

      Net Revenues. The 17.5% increase in adult day health services revenues was primarily a result of increased occupancy levels in the Company's centers. The Company had 22 centers in operation versus 20 centers at September 30, 1997.

      Costs of Sales and Services. Costs of sales and services increased due to the increased number of centers opened and the increased volume of patient days. As a percent of net revenues, cost of sales and services decreased 7 percentage points reflecting improved profitability from increased occupancy rates.

   Selling, General and Administrative. Selling, general and administrative costs increased only slightly as compared to the three months ended September 30, 1997. As a percentage of revenue, these costs decreased from 11.6% to 10.8% as a result of revenue growth and the implementation of the Company's restructuring plan mentioned above. SG&A expenses declined approximately $316,000 from the quarter ended June 30, 1998 primarily as a result of two months of operation after the restructuring plan was implemented on July 31.

   Provision  for  Uncollectible  Accounts.    The provision  for
   uncollectible accounts for the quarters ended September 30, 1998 and 1997 was recorded based on management's evaluation of collectibility.

   Depreciation and Amortization. The decrease resulted from the following: 1) amortization eliminated due to the write-down of goodwill in the first quarter, 2) amortization related to pre-opening costs eliminated due to the adoption of SOP 98-5 in the first quarter, and 3) the fully depreciated status of certain of the Company's older assets. This was offset somewhat by depreciation related to investments in capital assets made during the period.

   Interest. The  increase in interest is primarily the result of higher  average outstanding  debt  levels incurred  to finance
   acquisitions,   operating  losses,  increased  investments  in
   working capital and capital expenditures.

   Deferred Tax Benefit. The accompanying statement of operations includes the anticipated income tax benefit of the losses reported in the quarter ended September 30, 1998. The Company's ability to generate the expected amounts of taxable income from future operations and realize its deferred tax assets is dependent upon general economic conditions, competitive pressures on revenues and margins and legislation and regulation at all levels of government. There can be no assurances that the Company will meet its expectations of future taxable income. However, management has considered the above factors in reaching its conclusions that it is more likely than not that future taxable income will be sufficient to fully utilize the deferred tax assets as of September 30, 1998.

                        Caretenders Health Corp.
              Operating Data Excluding Non-Recurring Items
                 for the six months ended September 30,

                            1 9 9 8         1 9 9 7             Change
                                % of                % of
                      Amount  Revenues   Amount   Revenues    Amount      %
Net Revenues
Home Health Care    $38,740,957 100.0% $36,308,100  100.0% $2,432,857   6.7%
Adult Day Health      9,449,796 100.0%   8,046,716  100.0%  1,403,080  17.4%
Services            -----------        -----------         ----------
                     48,190,754         44,354,816          3,835,937   8.6%
Costs of Sales and
Services
Home Health Care     32,839,059  84.8%  28,060,325  77.3%   4,778,734  17.0%
Adult Day Health      7,532,613  79.7%   6,776,578  84.2%     756,035  11.2%
Services            -----------        -----------         ----------
                     40,371,672  83.8%  34,836,903  78.5%   5,534,769  15.9%
Center Contribution
Home Health Care      5,901,899  15.2%   8,247,775  22.7%  (2,345,876)(28.4%)
Adult Day Health      1,917,183  20.3%   1,270,138  15.8%     647,045  50.9%
Services            -----------        -----------         ----------
                      7,819,082  16.2%   9,517,913  21.5%  (1,698,831)(17.8%)

Selling, General &    5,615,841  11.7%   5,318,351  12.0%     297,490   5.6%
Administrative
Depreciation and      1,192,151   2.5%   1,242,800   2.8%     (50,649) (4.1%)
Amortization
Provision for         1,249,625   2.6%   1,281,584   2.9%     (31,959) (2.5%)
Uncollectible Accounts
Interest, Net           805,123   1.7%     471,380   1.1%     333,743  70.8%
Income before taxes
goodwill write-down
restructuring charges
and non-recurring    -----------        -----------         ----------
items                (1,043,658) (2.2%)  1,203,798   2.7%  (2,247,456) NM


  NM _ Not Meaningful


   Home Health Care

      Revenues. Net revenues increased approximately 6.7% primarily as a result of increased volumes from acquired home health care operations partially offset by the following reductions: 1) approximately $1,500,000 as a direct result of lower Medicare nursing cost limits and 2) approximately $500,000 as a result of lower Medicare reimbursement for home oxygen therapy.

      Costs of Sales and Services. Costs of sales and services increased primarily as a result of increased volumes from acquired home health operations. Costs as a percent of revenues increased due to reduced Medicare reimbursement rates for home nursing and oxygen therapy services.

   Adult Day Health Services

      Net Revenues. The 17.4% increase in adult day health services revenues was primarily a result of increased occupancy in the Company's centers. The Company had 22 centers in operation versus 20 centers at September 30, 1997.

      Costs of Sales and Services. Costs of sales and services increased due to the increased number of centers opened and the increased volume of patient days. As a percent of net revenues, cost of sales and services decreased 4.5 percentage points reflecting improved profitability from increased occupancy rates.


   Selling, General and Administrative. Selling, general and administrative costs increased 5.6% compared to the six months ended September 30, 1997 with substantially all of the increase occurring in the quarter ended June 30, 1998. Refer to the quarterly discussion above for information on the quarter ended September 31, 1998 impact.

   Provision  for  Uncollectible  Accounts.    The provision  for
   uncollectible accounts for the six months ended September 30, 1998 and 1997 was recorded based on management's evaluation of collectibility.

   Depreciation and Amortization. The decrease resulted from the following: 1) amortization eliminated due to the write-down of goodwill in the first quarter, 2) amortization related to pre-opening costs eliminated due to the adoption of SOP 98-5 in the first quarter, and 3) the fully depreciated status of certain of the Company's older assets. This was offset somewhat by depreciation related to investments in capital assets made during the period.

   Interest. The  increase in interest is primarily the result of higher  average outstanding  debt  levels incurred  to finance
   acquisitions,   operating  losses,  increased  investments  in
   working capital and capital expenditures.

   Deferred Tax Benefit. The accompanying statement of operations includes the anticipated income tax benefit of the losses reported in the quarter ended September 30, 1998. The Company's ability to generate the expected amounts of taxable income from future operations and realize its deferred tax assets is dependent upon general economic conditions, competitive pressures on revenues and margins and legislation and regulation at all levels of government. There can be no assurances that the Company will meet its expectations of future taxable income. However, management has considered the above factors in reaching its conclusions that it is more likely than not that future taxable income will be sufficient to fully utilize the deferred tax assets as of September 30, 1998.

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

      At September 30, 1998, the Company had total cash and unused borrowings of approximately $2.3 million available. The Heller facility remains in effect until October 13, 1999 and for annual one year terms thereafter unless either party to the credit agreement provides the other with a written notice of termination one year and 60 days prior to the renewal date. The Bank One Facility will remain in effect until December 1998. The Company's results of operations for the six months ended September 30, 1998 created defaults under of the Heller credit facility financial covenants with respect to tangible net worth and capital expenditure limitations, which defaults have been waived by Heller. As of September 30, 1998, the Company was in compliance with the debt service covenants of that facility. Nonetheless, the Company's ability to access additional credit and its ability to finance acquisition opportunities with debt may remain diminished until such time as it returns to profitable operation.

      The Company is currently negotiating a $20 million replacement credit facility. While there can be no assurance that the replacement credit facility will be obtained, management believes that it will be completed during the third or fourth quarter of its fiscal 1999 year. If the Company is unable to obtain satisfactory financing it could have an adverse impact on the Company's liquidity and its ability to execute its development plans.

      Management will continuously pursue additional capital including possible debt and equity investments in the Company to support a more rapid development of the business than would be possible with internal funds.


     Cash Flows

        Key elements to the Consolidated Statements of Cash Flows were (in thousands):

                                          Six months ended
                                              September 30,
         Net  Change in Cash  and Cash      1998       1997
         Equivalents
         Provided by (used in)
             Operating activities         $(1,506)    $ 4,225
             Investing activities          (1,840)     (2,549)
             Financing activities           2,549      (1,752)

         Net  Change in Cash  and Cash    --------   ---------
         Equivalents                      $  (797)    $  (76)


        Net cash used in operating activities of approximately $1.5 million resulted principally from current period losses net of non-cash expenses such as depreciation, bad debt provision, goodwill write-down, restructuring charges, cumulative effect of accounting change and deferred income taxes, increased investment in accounts receivable and reduced accounts payable. Net cash used in investing activities of approximately $1.8 million resulted principally from amounts invested in new ADC facilities and capital expenditures related to durable medical equipment and improvement of information systems. Net cash of approximately $2.5 million was provided by financing activities through increases in the outstanding balance on the revolving credit facility.

   Contract Management Services

     Prior to October 1, 1998 the Company managed two home health agencies operating in the Louisville, KY area, which were owned by Columbia/HCA. The Company also owns and operates a competing agency in Louisville. The Company performed the management services pursuant to management agreements scheduled to expire in February and June 2000. These services generated approximately $3 million of management fee revenues in the Company's most recent fiscal year, which ended March 31, 1998 and $1.3 million in the six months ended September 30, 1998. On September 30, 1998 Columbia sold the agencies to a third party and notified the Company that its services would no longer be needed for home health visits performed after that date. The Company believes that the contracts are non-cancelable in the event of a sale, and, accordingly, the Company believes that Columbia's action constitutes a breach of contract, for which the Company is entitled to monetary damages.

     The Company is pursuing recovery of damages through litigation and through settlement discussions with Columbia. The Company is also attempting to mitigate the financial impact of the loss of these contracts through its company-owned agency also operating in the Louisville market. Due to the current status of events, the Company is unable to predict the ultimate outcome of this matter. The Company estimates that the loss of this business will lower its revenues by $1.2 million and its net income by $575,000 or $0.18 per share over the balance of the fiscal year ending March 31, 1999.

     As indicated above, the Company effected a restructuring of its operations on July 31, 1998 resulting in a reduction of operating costs totaling an estimated $7.0 million annually. This restructuring included substantial reductions in staff, closing certain unprofitable branch locations and the write-down of goodwill and deferred pre-opening costs. Management believes that this restructuring and other changes in the Company's operations, should enable the Company to operate profitably in the third and fourth quarters of this fiscal year even after the loss of the contract management services business described above. However, such a result cannot be assured.

   Health Care Reform

     The health care industry, particularly home health, has experienced, and is expected to continue to experience, extensive and dynamic change. In addition to economic forces and regulatory influences, continuing political debate is subjecting the health care industry to significant reform. Health care reforms have been enacted as discussed elsewhere in this document and proposals for additional changes are continuously formulated by the federal government administration, members of Congress, and state legislators. Certain adverse changes in Medicare reimbursement for home nursing services became effective for the Company on April 1, 1998. See _Reimbursement Changes_ below.

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

     Refer to the sections on Reimbursement Changes below and Cautionary Statements _ Forward Outlook and Risks in the Company's Form 10K for the year ended March 31, 1998 for additional information.

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

     Oxygen Reimbursement

     The reimbursement of certain oxygen therapy services and products was cut 25% for services provided on or after January 1, 1998. An additional cut of 5% will take affect on January 1, 1999. Future increases to the reimbursement rate have been tied to the Consumer Price Index and will not resume until 2003. Had this reduction not taken place, revenues and pre-tax income for the six months ended September 30, 1998 would have been approximately $500,000 higher.

     Interim  Payment  System  for  Medicare  Certified  Home  Health
     Nursing Services

     The BBA also included a revised Interim Payment System (IPS) for Medicare-certified home health services. IPS remains a cost-based reimbursement system. However, per visit cost limits have been reduced and a new _Per Beneficiary Limit_ (PBL) has been added. IPS is effective for all home care agencies for cost reporting years beginning on or after October 1, 1997. For the Company's agencies the new system went into effect on April 1, 1998. The BBA states that IPS will remain in effect until a new prospective payment system (PPS) is implemented for cost reporting years beginning on or after October 1, 1999. In legislation passed in October 1998, this date was extended to October 1, 2000 which would go in effect for the Company's agencies on April 1, 2001.

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

     In late calendar 1997 and early 1998, the Company developed and began implementing action plans to operate under IPS. However, HCFA published final rules on March 31, 1998 that were substantially worse than the industry expected. Accordingly, in April 1998, the Company revised its action plans to further reduce costs (including staff reductions) and appropriately control utilization for operation in the IPS environment. Since April 1, the Company has experienced a decline in census, volumes, and length of stay commensurate with the expectations outlined above. As a result, the Company experienced a decline in revenues and contribution from this portion of its operations (which incurred costs of approximately $1.5 million in excess of the new Medicare cost limits during the first six months of fiscal 1999). As discussed previously herein, this was the primary cause of the Company's first quarter $780,000 net loss from operations before goodwill write-down and the cumulative effect of an accounting change.

     In July 1998, the Company executed a restructuring plan including work force reduction, branch closings, and changes in compensation programs. The actions are expected to reduce operating costs by an annualized amount of approximately $7 million ($4.9 million of which is expected to be realized in the current fiscal year). Since the Company expects to incur costs below the reimbursement limits for the balance of the year it expects to recover a portion of the first and second quarter Medicare costs in excess of limits in the third and fourth quarters however, there can be no assurance that this will occur.

     As a part of this restructuring program, the Company recorded a non-recurring write-down of goodwill of $7 million before taxes ($4.6 million after tax) due to the Medicare reimbursement impact on the home health operating environment. Additionally, the Company recorded a charge of $550,000 before taxes
     ($323,000 after tax) in the second quarter for severance, branch closings and other non-recurring costs associated with the July restructuring activities. The write-down of goodwill was required under Statement of Financial Accounting Standard No. 121 (_SFAS 121_), _Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of_ based upon management's estimate of the impact of the changes in Medicare reimbursement for home health nursing services. Management determined that this impact indicated the carrying value of goodwill should be written down by approximately $7 million, based on the net present value of expected future cash flows of specific (primarily Medicare) acquired nursing operations. This write-down is reflected in the accompanying consolidated statement of operations.

     During the quarter ended September 30, 1998 the Company incurred costs in excess of limits of approximately $500,000 or one half the amount incurred in the first quarter. The majority of these excess costs were incurred prior to the July 31, 1998 restructuring of operations.

     The Company believes its restructuring plan will allow it to operate within the Medicare reimbursement limits for the balance of the fiscal year and enable the Company to return to profitable operation in both the third and fourth quarters. However, there can be no assurance that losses will not continue. The Company will continue to make further assessments of the implications of the current reimbursement environment and may, if necessary, make additional cost reductions and other adjustments to its operational and development plans in the future.

     In addition to IPS, the Balance Budget Act mandated establishment of a prospective payment system ("PPS") for home health services by October 1, 1999 (April 1, 2000 for the Company). In the event that home care PPS is not implemented by October 1, 2000 the BBA as legislated required cost limits then in existence to be lowered by an additional 15%.

     In legislation passed in October 1998, the date for implementing PPS or further reducing cost limits was extended by one year to October 1, 2000 and April 1, 2001, respectively. Additionally, the new legislation provided for small increases in cost limits. With respect to PPS and the October 1, 2000 deadline, rules and regulations have not yet been developed by HCFA and there can be no assurance that such deadline will be met. Such a prospective payment system, or in the alternative such lower cost limits, could have a material effect on the operating results and cash flows of the Company.

     If the PPS deadline is not met and the further 15% limit reduction is made the Company would make every effort to operate within the lower limits. The Company is unable to predict at this time whether it would be able to operate all of its agencies under such limits nor is it able to state at this time what alternative actions, if any, it might take.

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


   Year 2000 Computer System Issue




     The year 2000 issue is the result of computer programs which were written using two digits rather than four to define the
     applicable  year.   The  Company  has  implemented  a  plan  to
     evaluate and  address  its  year  2000  issues.    The plan  has
     identified that the Company's principle information systems operate in a database environment which uses four digits for the year, and, accordingly, this issue is not expected to have a significant impact on the majority of the Company's computer
     systems.   Some  moderate  modification  and  testing is  still
     required to verify the year 2000 readiness of these systems. The Company believes these final measures will be substantially completed prior to the year 2000.

     The Company also utilizes certain purchased systems for which the Company does not control the programming. These purchased systems are not in compliance to handle the year 2000 issue and have been independently slated for replacement with new systems that better meet the information needs of the Company as it expands and deals with the current operating environment. The Company is currently in the evaluation phase of potential replacement systems. The Company anticipates that these conversions will be completed to provide compliance with the requirements to handle the year 2000 issue with no significant operational concerns.

     The Company  depends  on  receipt  of  payment  from its  payor sources, which utilize computer software to process those payments. The Company has over 3,000 individual payors including Medicare and Medicaid programs, insurance companies and HMO's. The Company is currently unable to predict what effect, if any, the year 2000 issue may have on the computer systems of those payors, or in turn on the Company.

     The above status of the Company's year 2000 issues is based upon certain management assumptions such as the availability of appropriate implementation personnel, consultants, software
     vendors and related  resources.   Management currently believes
     that the financial resources necessary to accomplish such compliance will not be material to the Company's financial
     condition or  results  of  operations.   However,  there  is no
     guarantee that the Company's assumptions or expected results will be achieved and actual results could differ materially
     from  those  expected  results.   Possible  consequences of not
     addressing the year 2000 issue by the Company, its vendors or its reimbursement sources include, but are not limited to, a potential inability of the Company to obtain sufficient goods and services to operate its business and the potential inability to obtain timely reimbursement for services provided by the Company. Company continues to evaluate contingency plans related to its year 2000
     issues on an ongoing basis.   Such  contingency  plans  are
     highly dependent upon actions taken by its payor sources regarding year 2000.

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

             None

        Item 6.  Exhibits and Reports on Form 8-K

             (a) Exhibits

                  Exhibit 11 (attached)
                  Exhibit 27 (attached)

             (b) Form 8-K was filed by the Company on October 15,
                 1998 related to certain management contracts.

                            CARETENDERS HEALTH CORP. AND SUBSIDIARIES
                                COMPUTATION OF EARNINGS PER SHARE
                                             EXHIBIT 11

                                                        Three Months Ended       Six Months Ended
                                                             September 30,          September 30,
                                                           1998       1997        1998          1997
                                                       ----------  ----------- ------------ ----------
 BASIC
 Net income for basic income per common share          $ (156,133)  $ 414,663  $(5,904,363)  $ 707,232

 Weighted average outstanding shares during the period  3,120,413   3,119,413    3,120,413   3,119,413
                                                       ----------  ----------- ------------ ----------
 Net income (loss) per common share                    $    (0.05)  $    0.13  $     (1.89)  $    0.23
                                                       ----------  ----------- ------------ ----------

 DILUTED
 Net income for diluted income per common share        $ (156,133)  $ 414,663  $(5,904,363)  $ 707,232

 Weighted average outstanding shares during the period  3,120,413   3,119,413    3,120,413   3,119,413
 Add - Common equivalent shares representing shares
 issuable upon exercise of dilutive options and warrants       (a)     24,532           (a)     24,532
                                                       ----------  ----------- ------------ ----------
                                                        3,120,413   3,143,945    3,120,413   3,143,945
                                                       ----------  ----------- ------------ ----------
 Net income (loss) per common share                    $    (0.05)  $    0.13  $     (1.89)  $    0.22
                                                       ----------  ----------- ------------ ----------

 (a) anti-dultive

   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.


   Date:  November 14, 1998

                                      CARETENDERS HEALTH CORP.


                                      BY/s/ William B. Yarmuth
                                      William B. Yarmuth, Chairman of
                                      the Board, President and
                                      Chief Executive Officer


                                      BY/s/ C. Steven Guenthner
                                      C. Steven Guenthner,
                                      Senior Vice President and
                                      Chief Financial Officer