Form 10-Q
period 1998-12-31
CARETENDERS HEALTH CORP
filed 1999-02-16
CIK 799231

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549
                            ____________________


                                  FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

             For the transition period from ___________to_______


                       Commission  file number  1-9848
                           CARETENDERS HEALTH CORP.
            (Exact name of registrant as specified in its charter)

            Delaware                            06-1153720
 (State or other jurisdiction of     (IRS Employer Identification No.)
  incorporation or organization)


    100 Mallard Creek Road, Suite 400               40207
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

                               Yes __X____ No _______.

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class of Common Stock    $.10 par value

            Shares outstanding at December 31, 1998    -  3,130,436

                      CARETENDERS HEALTH CORP. AND SUBSIDIARIES

                                      FORM 10-Q

                                        INDEX


       Part I.   Financial Information

        Item 1.  Financial Statements

                 Consolidated Balance Sheets as of December 31, 1998
                 and March 31, 1998                                        3

                 Consolidated Statements of Operations for the Three
                 Months ended December 31, 1998 and 1997                   4

                 Consolidated Statements of Operations for the Nine
                 Months ended December 31, 1998 and 1997                   5

                 Consolidated Statements of Cash Flows for the Nine
                 Months ended December 31, 1998 and 1997                   6

                 Notes to Interim Consolidated Financial Statements      7 - 9


        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                    10 - 21


       Part II.  Other Information

                 Items 1 through 6                                        22


                      CARETENDERS HEALTH CORP. AND SUBSIDIARIES
                         INTERIM CONSOLIDATED BALANCE SHEETS


                                          December 31, 1998   March 31, 1998
                                          -----------------  ----------------
                                             (UNAUDITED)
                  ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                  $     51,373        $    824,293
 Accounts receivable _ net                    23,168,216          23,832,574
 Prepaid expenses and other current assets     1,497,334           1,649,579
 Deferred tax assets                             195,661              88,635
                                            -------------       -------------
   TOTAL CURRENT ASSETS                       24,912,584          26,395,081

PROPERTY AND EQUIPMENT, net                    7,876,582           7,752,103
COST IN EXCESS OF NET ASSETS ACQUIRED, net     7,504,311          13,514,130
DEFERRED TAX ASSETS                            3,072,199             690,000
OTHER ASSETS                                     772,670           1,181,309
                                            -------------       -------------
                                            $ 44,138,346        $ 49,532,623
                                            =============       =============


   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable and accrued liabilities   $ 10,510,938        $ 12,139,101
 Current portion of term debt and capital
  lease obligations                            3,252,046           3,248,185
 Other current liabilities                       100,000             100,000
                                            -------------       -------------
   TOTAL CURRENT LIABILITIES                  13,862,984          15,487,286
                                            -------------       -------------
LONG-TERM LIABILITIES:
 Revolving Credit Facility                    12,230,142          11,038,646
 Term debt and capital lease obligations         140,025             197,184
 Other liabilities                               663,796             726,614
                                            -------------       -------------
   TOTAL LONG-TERM LIABILITIES                13,033,963          11,962,444
                                            -------------       -------------
   TOTAL LIABILITIES                          26,896,947          27,449,730
                                            -------------       -------------
Commitments and Contingencies (Note 2)

STOCKHOLDERS' EQUITY:
 Common stock, par value $.10;
  authorized 10,000,000 shares;
  3,130,436 issued and outstanding               313,044             313,044
 Treasury stock, at cost, 10,000 shares          (95,975)            (95,975)
 Additional paid-in capital                   25,345,586          25,345,586
 Accumulated deficit                          (8,321,256)         (3,479,762)
                                            -------------       -------------
   TOTAL STOCKHOLDERS' EQUITY                 17,241,399          22,082,893
                                            -------------       -------------
                                            $ 44,138,346        $ 49,532,623
                                            =============       =============


        See accompanying notes to interim consolidated financial statements.

                 CARETENDERS HEALTH CORP. AND SUBSIDIARIES
               INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                                  Three Months Ended
                                              ----------------------------
                                                December       December
                                                31, 1998       31, 1997
                                              -------------  -------------
Net revenues                                  $ 24,821,022   $ 23,436,107
Cost of sales and services                      20,078,342     18,692,200
Selling, general and administrative expenses     2,584,230      2,530,681
Depreciation and amortization expense              613,377        628,068
Provision for uncollectible accounts               690,898        673,856
Litigation settlement (gain)                    (1,350,000)           -
                                              -------------  -------------
Income before other income (expense) and
income taxes                                     2,204,175        911,302

Other income (expense):
Interest expense, net                             (396,359)      (212,741)
                                              -------------  -------------
Income before provision for income taxes         1,807,816        698,561

Provision for income taxes                         744,947        288,157
                                              -------------  -------------
Net income                                    $  1,062,869   $    410,404
                                              =============  =============


AVERAGE SHARES OUTSTANDING:
   Basic                                         3,120,413      3,119,413
   Diluted                                       3,151,103      3,176,561

PER SHARE:
   Net income - Basic                              $  0.34        $  0.13
   Net income - Diluted                            $  0.34        $  0.13




   See accompanying notes to interim consolidated financial statements.


                      CARETENDERS HEALTH CORP. AND SUBSIDIARIES
                    INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                                                   Nine Months Ended
                                              ----------------------------
                                                December       December
                                                31, 1998       31, 1997
                                              -------------  -------------
Net revenues                                  $ 73,011,776   $ 67,790,923
Cost of sales and services                      60,450,014     53,340,924
Selling, general and administrative expenses     8,200,071      8,037,211
Depreciation and amortization expense            1,805,528      1,870,868
Provision for uncollectible accounts             1,940,523      1,955,440
Restructuring charge                               550,000            -
Litigation settlement  (gain)                   (1,350,000)           -
Goodwill writedown                               6,967,560            -
                                              -------------  -------------
Income (loss) before other income (expense),
 income taxes and cumulative effect of a
 change in accounting principle                 (5,551,920)     2,586,480

Other income (expense):
  Interest expense, net                         (1,201,482)      (684,121)
                                              -------------  -------------
Income (loss) before provision for income
 taxes and cumulative effect of a change
 in accounting principle                        (6,753,402)     1,902,359

Provision (benefit) for income taxes            (2,294,423)       784,723
                                              -------------  -------------
Income before cumulative effect of a change
 in accounting principle                        (4,458,979)     1,117,636

Cumulative effect on prior years of a change
 in method of accounting for pre-opening
 costs, net                                       (382,515)           -
                                              -------------  -------------
Net income (loss)                             $ (4,841,494)  $  1,117,636
                                              =============  =============


PER SHARE - BASIC:
 Average shares outstanding                      3,120,413      3,119,413
                                              =============  =============
Net income (loss) before Cumulative Effect
 of a Change in Accounting Principle              $  (1.43)       $  0.36
Cumulative effect on prior years of a
 change in method of accounting for
 pre-opening costs, net                              (0.12)           -
                                              -------------  -------------
 Net income (loss)                                $  (1.55)       $  0.36
                                              =============  =============


PER SHARE - DILUTED:
 Average shares outstanding                      3,120,413      3,161,706
                                              =============  =============
Net income (loss) before Cumulative Effect
 of a Change in Accounting Principle              $  (1.43)       $  0.36
Cumulative effect on prior years of a
 change in method of accounting for
 pre-opening costs, net                              (0.12)           -
                                              -------------  -------------
 Net income (loss)                                $  (1.55)       $  0.36
                                              =============  =============


   See accompanying notes to interim consolidated financial statements.

                      CARETENDERS HEALTH CORP. AND SUBSIDIARIES
                    INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                   Nine Months Ended
                                              ----------------------------
                                                December       December
                                                31, 1998       31, 1997
                                              -------------  -------------
Cash flows from operating activities:
Net (loss) income                             $ (4,841,494)  $  1,117,636
Adjustments to reconcile net income (loss)
 to net cash provided (used) by operating
 activities:
  Depreciation and amortization                  1,805,528      1,870,868
  Provision for uncollectible accounts           1,940,523      1,955,440
  Goodwill writedown and restructuring charge    7,517,560            -
  Cumulative effect of change in accounting
   principle                                       651,090            -
  Deferred Taxes                                (2,489,225)           -
                                              -------------  -------------
                                                 4,583,982      4,943,944
  Change in certain net current assets
   (Increase) decrease in:
     Accounts receivable                        (2,468,467)    (1,475,316)
     Prepaid expenses and other current assets     152,245        (90,227)
   Increase (decrease) in:
     Accounts payable and accrued liabilities   (2,178,163)       583,190
                                              -------------  -------------
 Net cash provided (used) by operating
  activities                                        89,597      3,961,591
                                              -------------  -------------
Cash flows from investing activities:
 Capital expenditures                           (2,037,998)    (3,096,988)
 Sale of property                                  568,867            -
 Other assets                                     (468,766)      (710,019)
                                              -------------  -------------
 Net cash provided (used)by investing
  activities                                    (1,937,897)    (3,807,007)
                                              -------------  -------------
Cash flows from financing activities:
 Principal payments on long-term debt              (53,298)      (157,189)
 Net revolving credit facility borrowings        1,191,496      1,418,261
 Other                                             (62,818)      (124,511)
                                              -------------  -------------
 Net cash provided (used) by financing
  activities                                     1,075,380      1,136,561
                                              -------------  -------------
Net increase (decrease) in cash                   (772,920)     1,291,145
Cash and cash equivalents at
 beginning of period                               824,293      1,014,604
                                              -------------  -------------
Cash and cash equivalents at end of period    $     51,373   $  2,305,749
                                              =============  =============

   See accompanying notes to interim consolidated financial statements.

                      CARETENDERS HEALTH CORP. AND SUBSIDIARIES
                NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION
   ---------------------
   The accompanying  interim consolidated  financial statements  for the three months and nine months ended December 31, 1998 and 1997 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally
   accepted accounting  principles  have  been  omitted  pursuant   to  such
   rules and regulations. Accordingly, the reader of this Form 10-Q may wish to refer to the Company's Form 10-K for the year ended March 31, 1998 for further information. In the opinion of management of the Company, the accompanying unaudited interim financial statements reflect all adjustments (consisting of normally recurring adjustments) necessary to present fairly the financial position at December 31, 1998 and the results of operations and cash flows for the periods ended December 31, 1998 and 1997.

   The results of operations for the three and nine months ended December 31, 1998 are not necessarily indicative of the operating results for the year.

   Use of Estimates
   ------------------
   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

2. COMMITMENTS AND CONTINGENCIES
   -----------------------------
   Legal Proceedings
   -----------------
   The Company, from time to time, is subject to claims and suits arising in the ordinary course of its business, including claims for damages for personal injuries. In the opinion of management, the ultimate resolution of any of these pending claims and legal proceedings will not have a material effect on the Company's financial position or results of operations.

   Franklin
   ---------
   On January 26, 1994 Franklin Capital Associates L.P., Aetna Life and Casualty Company and Aetna Casualty and Surety Company, shareholders, who at one time held approximately 320,000 shares of the Company's common stock (approximately 13% of shares outstanding) filed suit in Chancery Court of Williamson County, Tennessee claiming unspecified damages not to exceed three million dollars in connection with registration rights they received in the Company's acquisition of National Health Industries in February 1991. The suit alleges the Company failed to use its best efforts to register the shares held by the plaintiffs as required by the merger agreement. The Company believes it has meritorious12defenses to the claims and does not expect that the ultimate outcome of the suit will have a material impact on the Company's results of operations, liquidity or financial position. The Company plans to vigorously defend its position in this case. No amounts have been recorded in the accompanying financial statements related to this suit.

                 CARETENDERS HEALTH CORP. AND SUBSIDIARIES
           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

   Legal Proceedings (continued)
   -----------------------------

   In January 1997, Aetna Life and Casualty Company withdrew its claim against the Company without prejudice.

   Columbia
   --------
   In its previously filed report on Form 8-K, the Company announced a dispute with Columbia/HCA arising from management agreements between the parties. In December, 1998 the parties reached an agreement under which Columbia will pay the Company a total of $1.5 million in settlement of breach claims and in return for certain wind-down services to be provided through June, 1999. Of the settlement payments, $150,000 will be used to offset the estimated
   costs of  providing  the  wind-down services.    The  balance of $1,350,000
   ($793,000 or $.25 per share after tax) has been recognized as a non-recurring litigation settlement gain in the third quarter of which $925,000 has been collected as of December 31, 1998. The remainder is in an escrow account and is expected to be collected by June 1999

3. FINANCIAL STATEMENT RECLASSIFICATIONS
   --------------------------------------
   Certain amounts have been reclassified in the fiscal 1999 financial statements in order to conform to the fiscal 1998 presentation. Such reclassifications had no effect on previously reported net income.

4. ACCOUNTING FOR THE COSTS OF START-UP ACTIVITIES
   -----------------------------------------------
   Effective April 1, 1998, the Company adopted AICPA Statement of Position 98-5 _Reporting on the Costs of Start-up Activities_ (SOP 98-5) which requires all costs incurred readying a new business for operation prior to revenue generation to be expensed as incurred. SOP 98-5 was issued in 1998. The Company had previously deferred such costs and amortized them over a period of 24 months, which was permissible previous to the issuance of these new rules. Accordingly, the accompanying statement of operations for the nine months ended December 31, 1998 includes a non-recurring, net of tax, expense of approximately $383,000 for the cumulative effect of this change in accounting principle.

5. GOODWILL WRITE-DOWN
   -------------------
   During the quarter ended June 30, 1998, the Company recorded a non-recurring write-down of goodwill of $6,967,560 million before taxes ($4.6 million after tax). This write-down is the result of April 1, 1998 changes in Medicare reimbursement and their resulting impact on the home health
   market  place and  the Company.   The  write-down of  goodwill was required
   under Statement of Financial Accounting Standard No. 121 (_SFAS 121_), _Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of_ based upon management's estimate of the impact of the changes in Medicare reimbursement for home health nursing services. Management determined that this impact indicated the carrying value of goodwill should be written down by14approximately $7 million based on the net present value of expected future cash flows of specific acquired
   (primarily  Medicare) nursing operations.   This write-down is  reflected in
   the accompanying consolidated statement of operations.

                 CARETENDERS HEALTH CORP. AND SUBSIDIARIES
           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


6. RESTRUCTURING CHARGES
   ---------------------
   In July 1998 the Company executed a restructuring plan including work force reduction, branch closings, and changes in compensation programs. The
   actions   have  reduced   operating  costs  by   an  annualized   amount of
   approximately $7 million ($4.9 million in the current fiscal year). As of December 31, 1998, restructuring plan activities have resulted in cost savings that are consistent with the Company's expectations.

   The  Company recorded a pretax charge  of $550,000 in the  second quarter of
   fiscal  1999  related  to restructuring  activities.    The charge included
   approximately $412,000 for work force reductions $84,000 for branch closing costs and $54,000 for work force reorganization. As of December 31, 1998, the Company has a remaining restructuring reserve balance of approximately $69,000 which is primarily comprised of amounts related to branch closings.

7. STOCK OPTIONS
   -------------
   On December 14, 1998, the Company adopted a plan to revalue the exercise price of the outstanding stock options related to its five stock option plans. The plan revalued the exercise price for all outstanding options as of December 14, 1998 that were priced in excess of market price ($2.625) to the market price. The impact on the FAS 123 pro-forma disclosure of stock based compensation was immaterial for the quarter. Refer to the Company's 10-K for the year ended March 31, 1998 for additional information on the Company's stock option plans.

8. SUBSEQUENT EVENTS
   -----------------
   On January 29, 1999 the Company sold its Richmond, VA market operations for $850,000 in cash. It simultaneously initiated the closure of its Boston,
   MA  home medical  equipment operations.   The  Company expects  to report a
   fourth quarter after-tax charge not to exceed $1 million related to these dispositions. For the quarter and nine-months ended December 31, 1998 the effected operations generated revenues of $1.2 million and $3.7 million and contributed pre-tax losses of $244,000 and $476,000, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
----------

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

Utilizing its strengths in adult day health services and home health care,the Company is actively addressing the issue of senior care in America with
its comprehensive  strategy  _  Caretenders  SeniorCare  Solutions.    Through
care management by a Registered Nurse (RN), Caretenders helps families identify care solutions for loved ones who can no longer meet their own health and personal care needs. Through the Company's Care Manager, families can learn about long-term care options available for seniors and obtain assistance in choosing from Caretenders' SeniorCare Day and Home Health Care Centers or, if appropriate, other available community based resources.

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

Results for the Quarter
------------------------
For the  quarter ended December 31,  1998 the Company generated  net income
from operations  (excluding non-recurring  items) of    $269,744 or  $0.09 per
share versus net income of $410,404 or $0.13 per share in the prior year. These lower results were principally due to the impact of the Interim Payment System for Medicare home health services legislated by the Balanced Budget Act of 1997(BBA), which became effective for the Company April 1, 1998.
The Company reported  a  net gain  of    $793,000 or  $0.25  per  share
resulting  from the settlement of litigation as discussed below.

In response to the impact of the Interim Payment System for Medicare, the Company executed a restructuring plan including work force reduction, branch closings, and changes in compensation programs in July 1998. During the quarter ended December 31, 1998 the Company experienced benefits from the restructuring plan. These benefits included approximately $740,000 in lower losses related to Medicare cost limits compared to the quarter ended June 30, 1998 (prior to the restructuring plan).

Year to Date
------------
The Company recorded in the first quarter a non-recurring write-down of goodwill of $7 million before taxes ($4.6 million after tax) due to the April 1, 1998 changes in Medicare reimbursement and their resulting impact on the home health market place and the Company's prospects for future cash
flow in certain markets.   In addition, the Company  recorded a charge of
$550,000 before taxes ($323,000 after tax) in the second quarter for severance, branch closings and other non-recurring costs associated with the July restructuring activities.

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

  RESULTS OF OPERATIONS

                              Caretenders Health Corp.
                                   Operating Data
                       for the three months ended December 31,

`                               1 9 9 8          1 9 9 7          Change
                           ----------------- ---------------- -----------------
                             Amount     %      Amount     %     Amount     %
                           ---------- ------ ---------- ----- ---------- ------
Net Revenues:
Home Health Care           19,812,872 100.0% 19,229,812 100.0%   583,060   3.0%
Adult Day Health Services   5,008,150 100.0%  4,206,295 100.0%   801,855  19.1%
                           ----------        ----------       ----------
                           24,821,022        23,436,107        1,384,915   5.9%
                           ----------        ----------       ----------
Costs of Sales and Services:
Home Health Care           16,236,502  81.9% 15,215,464  79.1% 1,021,038   6.7%
Adult Day Health Services   3,841,840  76.7%  3,476,736  82.7%   365,104   0.5%
                           ----------        ----------       ----------
                           20,078,342  80.9% 18,692,200  79.8% 1,386,142   7.4%
                           ----------        ----------       ----------
Center Contribution
Home Health Care            3,576,370  18.1%  4,014,348  20.9%  (437,978)(10.9%)
Adult Day Health Services   1,166,310  23.3%    729,559  17.3%   436,751  59.9%
                           ----------        ----------       ----------
                            4,742,680  19.1%  4,743,907  20.2%    (1,227) (0.0%)
                           ----------        ----------       ----------
Selling, General &
 Administrative             2,584,230  10.4%  2,530,681  10.8%    53,549   2.1%
Depreciation and
 Amortization                 613,377   2.5%    628,068   2.7%   (14,691) (2.3%)
Provision for Uncollectible
 Accounts                     690,898   2.8%    673,856   2.9%    17,042   2.5%
Interest, Net                 396,359   1.6%    212,741   0.9%   183,618  86.3%
                           ----------        ----------       ----------
Income  Before Taxes and
Litigation  Settlement        457,816   1.8%    698,561   3.0%  (240,745)(34.5%)
                           ==========        ==========       ==========


       Home Health Care
       ----------------
       NET REVENUES.  Net revenues increased approximately 3.0%  primarily as
       a result  of   volumes  from  acquired  home health  care  operations
       partially offset by the following reductions: 1) approximately $267,000 as a direct result of lower Medicare nursing cost limits and 2) approximately $250,000 as a result of lower Medicare reimbursement for home oxygen therapy.

       COSTS OF SALES AND SERVICES:  Costs of sales and services
       increased primarily  as  a  result of    volumes  from  acquired
       home health operations  partially offset  by  cost savings
       resulting  from the Company's  restructuring plan.    Costs  as a
       percent of revenues increased due to reduced Medicare reimbursement rates for home nursing and oxygen therapy services.

       Adult Day Health Services
       -------------------------
       NET REVENUES: The 19.1% increase in adult day health services revenues was primarily a result of increased occupancy levels in the Company's centers. The Company had 22 centers in operation versus 20 centers at December 31, 1997.

       COSTS OF SALES AND SERVICES: Costs of sales and services increased due to the increased number of centers opened and the increased volume of patient days. As a percent of net revenues, cost of sales and services
       decreased 6 percentage  points   reflecting  improved   profitability
       from increased occupancy rates.

  SELLING, GENERAL AND ADMINISTRATIVE:   Selling,  general and  administrative
  costs increased only slightly as compared to the three months ended December 31, 1997. As a percentage of revenue, these costs decreased from 10.8% to 10.4% as a result of revenue growth and the implementation of the Company's restructuring plan mentioned above.

  PROVISION  FOR  UNCOLLECTIBLE  ACCOUNTS:   The  provision  for  uncollectible
  accounts for the quarters ended December 31, 1998 and 1997 was recorded based on management's evaluation of collectibility.

  DEPRECIATION AND AMORTIZATION: The decrease resulted primarily from amortization related to pre-opening costs that were eliminated due to the adoption of SOP 98-5 in the first quarter. This was offset partially by depreciation related to investments in capital assets made during the year.

  INTEREST: The increase in interest is primarily the result of higher average outstanding debt levels incurred to finance acquisitions, operating losses, increased investments in working capital and capital expenditures.

                              Caretenders Health Corp.
                                   Operating Data
                       for the nine months ended December 31,

`                               1 9 9 8          1 9 9 7          Change
                           ----------------- ---------------- -----------------
                             Amount     %      Amount     %     Amount     %
                           ---------- ------ ---------- ----- ---------- ------
Net Revenues:
Home Health Care           58,553,830 100.0% 55,537,912 100.0% 3,015,918   5.4%
Adult Day Health Services  14,457,946 100.0% 12,253,011 100.0% 2,204,935  18.0%
                           ----------        ----------       ----------
                           73,011,776        67,790,923        5,220,853   7.7%
                           ----------        ----------       ----------
Costs of Sales and Services:
Home Health Care           49,011,368  83.7% 43,087,610  77.6% 5,923,758  13.7%
Adult Day Health Services  11,438,646  79.1% 10,253,314  83.7% 1,185,332  11.6%
                           ----------        ----------       ----------
                           60,450,014  82.8% 53,340,924  78.7% 7,109,090  13.3%
                           ----------        ----------       ----------
Center Contribution
Home Health Care            9,542,462  16.3% 12,450,302  22.4%(2,907,840)(23.4%)
Adult Day Health Services   3,019,300  20.9%  1,999,697  16.3% 1,019,603  51.0%

                           ----------        ----------       ----------
                           12,561,762  17.2% 14,449,999  21.3%(1,888,239)(13.1%)
                           ----------        ----------       ----------
Selling, General &
 Administrative             8,200,071  11.2%  8,037,211  11.9%   162,860   2.0%
Depreciation and
 Amortization              1,805,528   2.5%  1,870,868   2.8%   (65,340) (3.5%)
Provision for Uncollectible
 Accounts                  1,940,523   2.7%  1,955,440   2.9%   (14,917) (0.8%)
Interest, Net              1,201,482   1.6%    684,121   1.0%   517,361  75.6%
                           ----------        ----------       ----------
Income (Loss) Before Taxes,
 Goodwill  Write-Down,
 Restructuring Charge,
 Litigation Settlement and
 Cumulative Effect of a
 Change in Accounting
 Principle                  (585,842) (0.8%) 1,902,359  2.8% (2,488,201)(130.8%)
                           ==========        ==========      ===========


  Home Health Care
  ----------------

     REVENUES: Net revenues increased approximately 5.4% primarily as a result of volumes from acquired home health care operations partially offset by the following reductions: 1) approximately $1.7 million as a direct result of lower Medicare nursing cost limits and 2) approximately $750,000 as a result of lower Medicare reimbursement for home oxygen therapy.

     COSTS OF SALES AND SERVICES: Costs of sales and services increased primarily as a result of volumes from acquired home health operations partially offset by cost savings resulting from the Company's restructuring plan. Costs as a percent of revenues increased due to reduced Medicare reimbursement rates for home nursing and oxygen therapy services.

  Adult Day Health Services
  -------------------------

     NET REVENUES: The 18.0% increase in adult day health services revenues was primarily a result of increased occupancy in the Company's centers. The Company had 22 centers in operation versus 20 centers at December 31, 1997.

     COSTS OF SALES AND SERVICES: Costs of sales and services increased due to the increased number of centers opened and the increased volume of patient days. As a percent of net revenues, cost of sales and services decreased 4.6 percentage points reflecting improved profitability from increased occupancy rates.

  SELLING, GENERAL AND ADMINISTRATIVE: Selling, general and administrative costs increased 2.0% compared to the nine months ended December 31, 1997 with substantially all of the increase occurring in the quarter ended June 30, 1998. Refer to the quarterly discussion above for information on the quarter ended December 31, 1998 impact.

  PROVISION  FOR  UNCOLLECTIBLE  ACCOUNTS:   The  provision  for  uncollectible
  accounts for the nine months ended December 31, 1998 and 1997 was recorded based on management's evaluation of collectibility.

  DEPRECIATION AND AMORTIZATION: The decrease resulted primarily from amortization related to pre-opening costs that was eliminated due to the adoption of SOP 98-5 in the first quarter. This was offset partially by depreciation related to investments in capital assets made during the year.

  INTEREST: The increase in interest is primarily the result of higher average outstanding debt levels incurred to finance acquisitions, operating losses, increased investments in working capital and capital expenditures.

  DEFERRED TAX BENEFIT: The accompanying statement of operations includes the anticipated income tax benefit of the losses reported in the nine months ended December 31, 1998. The Company's ability to generate the expected amounts of taxable income from future operations and realize its deferred tax assets is dependent upon general economic conditions, competitive pressures on revenues and margins and legislation and regulation at all levels of government. There can be no assurances that the Company will meet its expectations of future taxable income. However, management has considered the above factors in reaching its conclusions that it is more likely than not that future taxable income will be sufficient to fully utilize the deferred tax assets as of December 31, 1998.

  Liquidity and Capital Resources
  -------------------------------

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

     At December 31,  1998, the Company  had total cash  and unused  borrowings
     of approximately $2.2  million.   The Heller  facility remains  in effect
     until October 13, 1999 and for annual one year terms thereafter unless either party to the credit agreement provides the other with a written notice of termination one year and 60 days prior to the renewal
     date.  The  Bank One Facility will remain in  effect until March 1999.   As
     of December 31, 1998, the Company was in compliance with the financial covenants of the Heller facility.

     The Company has a commitment for a new a $20 million replacement credit facility which is expected to be in place prior to March 31,
     1998.   If the Company is  unable  to  close  this  facility or  obtain other satisfactory financing it could have an adverse impact on the Company's liquidity and its ability to execute its development plans.

     Management will continuously evaluate additional capital including possible debt and equity investments in the Company to support a more rapid development of the business than would be possible with internal funds.

   Cash Flows
   ----------
     Key elements to the Consolidated Statements of Cash Flows were (in thousands):

                                    Nine months ended December 31,
                                       ----------------------
        Net Change  in Cash and  Cash
        Equivalents                       1998        1997
                                       ---------  ----------
        Provided by (used in)
            Operating activities        $    90     $ 3,962
            Investing activities         (1,938)     (3,807)
            Financing activities          1,075       1,136
        Net Change  in Cash and        ---------  ----------
        Cash Equivalents                $  (773)    $ 1,291
                                       =========  ==========

     The Company  generated  cash    from  operating activities  of
     approximately $90,000 for  the nine  months ending24December    31,   1998
     compared to approximately $4 million for the same period in the prior year. The decrease is primarily as a result lower net income from continuing operations, reductions in current liabilities owed by the
     Company  and  slower cash collections from Medicare.   Net cash used in
     investing activities decreased approximately $1.9 million   as a result of
     lower capital investment in new facilities and medical equipment and the sale of certain real property. Net cash procided by by financing activities decreased only slightly due to lower payments of term debt and other liabilities.

  Contract Management Services
  -----------------------------
   Prior to October 1, 1998 the Company managed two home health agencies operating in the Louisville, KY area, which were owned by Columbia/HCA. The Company also owns and operates a competing agency in Louisville. The Company performed management services pursuant to management agreements scheduled to expire in February and June 2000. These services generated approximately $2.9 million of management fee revenues and $1.3 million in the nine months ended December 31, 1997 and 1998,
   respectively.   On September 30, 1998 Columbia sold the agencies to a third party and notified the Company that its services would no longer be needed for home health visits performed after that date.

   In its previously filed report on Form 8-K, the Company announced a dispute with Columbia/HCA arising from management agreements between the parties. In December, 1998 the parties reached an agreement under which Columbia will pay the Company a total of $1.5 million in settlement of breach claims and in return for certain wind-down services to be provided through June, 1999. Of the settlement payments, $150,000 will be used to offset the estimated
   costs of  providing  the  wind-down services.    The  balance of $1,350,000
   ($793,000 or $.25 per share after tax) has been recognized as a non-recurring litigation settlement gain in the third quarter of which $925,000 has been collected as of December 31, 1998. The remainder is in an escrow account and is expected to be collected by June 1999


  Health Care Reform
  -------------------
   The health care industry, particularly home health, has experienced, and is expected to continue to experience, extensive and dynamic change. In addition to economic forces and regulatory influences, continuing political debate is subjecting the health care industry to significant reform. Health care reforms have been enacted as discussed elsewhere in this document and proposals for additional changes are continuously formulated by the federal government administration, members of Congress, and state legislators. Certain adverse changes in Medicare reimbursement for home nursing services became effective for the Company on April 1, 1998. See "Reimbursement Changes" below.

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

 Oxygen Reimbursement
 ---------------------
   The reimbursement of certain oxygen therapy services and products was cut 25% for services provided on or after January 1, 1998. An additional cut of 5% will take affect on January 1, 1999. Future increases to the reimbursement rate have been tied to the Consumer Price Index and will not resume until 2003. Had this reduction not taken place, revenues and pre-tax income for the nine months ended December 31, 1998 would have been approximately $750,000 higher.

 Interim Payment System for Medicare Certified Home Health Nursing Services
 ---------------------------------------------------------------------------
   The BBA also included a revised Interim Payment System (IPS) for Medicare-certified home health services. IPS remains a cost-based reimbursement system. However, per visit cost limits have been reduced and a new "Per Beneficiary Limit" (PBL) has been added. IPS was effective for all home care agencies for cost reporting years beginning on or after October 1, 1997. For the Company's agencies the new system went into effect on April 1, 1998. The BBA states that IPS will remain in effect until a new prospective payment system (PPS) is implemented for cost reporting years beginning on or after October 1, 1999. In legislation passed in October 1998, this date was extended to October 1, 2000 which would go in effect for the Company's agencies on April 1, 2001.

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

   The Company believes that IPS has caused a contraction of Medicare home health operations nationwide and a reduction of the Medicare home care benefit. Due to complexities in the rules, particularly differences in the effective date and the per beneficiary limit for different providers, the ultimate amount of contraction cannot yet be determined.

   In late calendar 1997 and early 1998, the Company developed and began implementing action plans to operate under IPS. However, HCFA published final rules on March 31, 1998 that were substantially worse than the industry expected. Accordingly, in April 1998, the Company revised its action plans to further reduce costs (including staff reductions) and appropriately control utilization for operation in the IPS environment. Since April 1, the Company has experienced a decline in census, volumes, and length of stay commensurate with the expectations outlined above. As a result, the Company experienced a decline in revenues and contribution from this portion of its operations

   In response to IPS , the Company executed a restructuring plan in July 1998. The plan included work force reductions, branch closings, and changes in compensation programs designed to minimize the impact of IPS on the Company's operations. The actions have reduced operating costs by an annualized amount of approximately $7 million ($4.9 million of which is expected to be realized in the current fiscal year).

   As a part of this restructuring program, the Company recorded a non-recurring write-down of goodwill of $7 million before taxes ($4.6 million after tax) due to the Medicare reimbursement impact on the home health operating environment and related prospects for future cash flows in certain markets. Additionally, the Company recorded a charge of $550,000 before taxes ($323,000 after tax) in the second quarter for severance, branch closings and other non-recurring costs associated with the July restructuring activities. The write-down of goodwill was required under Statement of Financial Accounting Standard No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" based upon management's estimate of the impact of the changes in Medicare reimbursement for home health nursing services and on the net present value of expected future cash flows of specific (primarily Medicare) acquired nursing operations. This write-down is reflected in the accompanying consolidated statement of operations.

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

  Year 2000 Computer System Issue
  --------------------------------
   The year 2000 issue is the result of computer programs which were written using two digits rather than four to define the applicable year. The Company has implemented a plan to evaluate and address its year 2000 issues. The plan has identified that the Company's principle information systems operate in a database environment which uses four digits for the year, and, accordingly, this issue is not expected to have a significant impact on the majority of the Company's computer systems. Some moderate modification and testing is still required to verify the year 2000 readiness of these systems. The Company believes these final measures will be substantially completed prior to the year 2000.

   The Company also utilizes certain purchased systems for which the Company does not control the programming. Certain of these purchased systems are not in compliance to handle the year 2000 issue and have been independently slated for replacement with new systems that better meet the information needs of the Company as it expands and deals with the current operating environment. The Company is currently in the evaluation phase of potential replacement systems. The Company anticipates that these conversions will be completed to provide compliance with the requirements to handle the year 2000 issue with no significant operational concerns.

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

   The above status of the Company's year 2000 issues is based upon certain management assumptions such as the availability of appropriate implementation personnel, consultants, software vendors and related resources. Management currently believes that the financial resources necessary to accomplish such compliance will not be material to the Company's financial condition or results of operations. However, there is no guarantee that the Company's assumptions or expected results will be achieved and actual results could differ materially from those expected results. Possible consequences of not addressing the year 2000 issue by the Company, its vendors or its reimbursement sources include, but are not limited to, a potential inability of the Company to obtain sufficient goods and services to operate its business and the potential inability to obtain timely reimbursement for services provided by the Company. The Company continues to evaluate contingency plans related to its year 2000 issues on an ongoing basis. Such contingency plans are highly dependent upon actions taken by its payor sources regarding year 2000.

   System maintenance and modification costs to existing software will be expensed as incurred. The costs associated with purchasing replacement software will be capitalized and amortized over the useful life of the software.

  NASDAQ Listing Status
  ---------------------
   The Company has been notified by NASDAQ and has an upcoming hearing concerning listing qualifications for the National NASDAQ market system. The Company currently does not meet the minimum public float requirement of $5 million. Should the Company be unable to meet the requirement of NASDAQ its stock would move from the National market system to the NASDAQ SmallCap Market.

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

                None

       Item 5.  Other Information

                None

       Item 6.  Exhibits and Reports on Form 8-K

               (a)Ehibits

                  Exhibit 11 (attached)
                  Exhibit 27 (attached)

               (b)Form 8-K was filed by the Company on October 15, 1998 and
                  January 4, 1999 related to certain management contracts.

           CARETENDERS HEALTH CORP. AND SUBSIDIARIES
                COMPUTATION OF EARNINGS PER SHARE
                            EXHIBIT 11

                               Three Months Ended     Nine Months Ended
                                   December 31,         December 31,
                             ---------------------- -----------------------
                                1998       1997        1998       1997
                             ---------- ----------- ----------- -----------
BASIC
Net income (loss) for basic
 income per common share     $1,062,869 $   410,404 $(4,841,494) $1,117,636
Weighted average outstanding ========== =========== ============ ===========
 shares during the period     3,120,413   3,119,413   3,120,413   3,120,413
Net income (loss) per        ---------- ----------- ------------ -----------
 common share                $     0.34 $      0.13 $    (1.55)  $     0.36
                             ========== =========== ============ ===========
DILUTED
Net income (loss)for diluted
 income per common share     $1,062,869 $   410,404 $(4,841,494) $1,117,636
Weighted average outstanding ========== =========== ============ ==========
 shares during the period     3,120,413   3,119,413   3,120,413   3,120,413
Add - Common equivalent shares
 representing shares  issuable
 upon exercise of
 dilutive options                30,690      57,148       (a)        41,293
                             ---------- ----------- ----------- -----------
                              3,151,103   3,176,561   3,120,413   3,161,706
                             ---------- ----------- ----------- -----------
Net income (loss) per
common share                  $    0.34 $      0.13 $     (1.55) $     0.35
                             ========== =========== =========== ===========


(a) anti-dilutive

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.


Date:     February  14, 1999
          ----------------------

                                  CARETENDERS HEALTH CORP.

                                   BY  /s/ William B Yarmuth
                                     ------------------------
                                   William B. Yarmuth,
                                   Chairman of the Board, President
                                   and Chief Executive Officer


                                   BY  /s/ C. Steven Guenthner
                                     --------------------------
                                   C. Steven Guenthner,
                                   Senior Vice President and
                                   Chief Financial Officer