Form 10-K
period 1999-03-31
CARETENDERS HEALTH CORP
filed 1999-07-14
CIK 799231

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                                 FORM 10-K

(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the fiscal year ended  March 31, 1999

OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


                    Commission file number   1-9848

                       CARETENDERS HEALTH CORP.
          (Exact name of registrant as specified in its charter)

           Delaware                                     06-1153720
(State or other jurisdiction of                       (IRS Employer
 incorporation or organization)                     Identification No.)

100 Mallard Creek Road, Suite 400, Louisville, Kentucky           40207
      (Address of principal executive offices)                  (ZipCode)

                           (502) 899-5355
         (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:


     Title of Each Class             Name of Each Exchange on Which Registered
     -------------------             -----------------------------------------
Common Stock, par value $.10                  NASDAQ SmallCap System
         per share


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No_____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K._______

As of July 10, 1999, 3,130,413 shares of the Registrant's Common Stock were outstanding. The aggregate market value of Registrant's Common Stock held by non-affiliates of the Registrant as of July 10, 1999 was approximately $7,239,080 (based on the last sale price of a share of the common stock as of July 10, 1999 ($2.31), as reported by the National Association of Securities Dealers, Inc. ("NASDAQ") SmallCap System).


DOCUMENTS INCORPORATED BY REFERENCE

None.

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



PART IV
   Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                   PART I
ITEM 1.  BUSINESS

Strategic Mission Statement
Caretenders Health Corp. and subsidiaries (collectively "Caretenders" or the "Company") provide alternatives for seniors and other adults with special needs and their families who wish to avoid nursing home placement as long as possible and remain independent, through its network of adult day care centers and ancillary services. The Company was incorporated in Delaware in 1985.

Adult Day Health Services
-------------------------
Adult day health services is an alternative method of providing care for seniors and other adults who without such care would likely be institutionalized. The field has grown rapidly, from just 15 centers in the United States in the early 1970s to over 4,000 today. Still in its early stages, the industry is highly fragmented with the majority operated by the non-profit sector. To the best of its knowledge and belief, Caretenders is one of the largest for-profit providers of adult day care services in the U.S.

The Company's adult day health centers provide professional, high quality adult day health services for disabled or frail adults who require some care or supervision, but who do not require intensive medical attention or institutionalization. The average center provides care for over 60 guests per day, seven days a week. Round-trip transportation is available to each guest.

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

In addition to services provided in the Company's physical locations, some adult day health services are also provided in the patients' homes. These services (generally provided by para-professional staff such as home health aides) are very similar in nature to the care provided in the Company's facility. This flexibility allows the patient and/or his or her family to select the venue (or combination of venues) of care that is appropriate for them. Many Caretenders adult day health patients receive care both at home and in the Company's facilities.

As of March 31, 1999, the Company provides services through centers in the following locations:

                                             Adult Day
          Locations                        Health Centers
          ----------------------------    ---------------
          Kentucky:
            Louisville area                      2
            Lexington area                       1
          Indiana:
            Evansville                           1
          Ohio:
            Cincinnati                           1
            Columbus                             1
            Cleveland                            1
          Massachusetts:
            Boston(1)                            1
          Connecticut:
            Stamford                             1
            Middlebury                           1
            Danbury                              1
          Maryland:
            Baltimore(2)                        10
          Alabama:
            Birmingham                           1
          Florida:
            Fort Lauderdale(1)                   1
            West Palm Beach                      1
            Fort Myers(1)                        1
                                          ---------------
          Total                                 25
                                          ===============

(1) Physical facilities for in-center adult day health services are not in place in these locations. However, some ancillary services are currently provided. These locations are currently being evaluated for development of in-center facilities.
(2) For the year ended March 31, 1999 approximately 13% of the Company's revenues and 23% of segment contribution were generated from Maryland operations where approximately 94% of that revenue is derived from Maryland Medicaid reimbursement programs.

Daily capacity for in-facility care was 1,494 guests per day throughout the year.

Ancillary Services
------------------
Through its adult day health centers, the Company provides a broad range of
health care.   This enables physicians, payors and patients to deal with a single provider. All Caretenders services are coordinated through a care management system by a registered nurse. Ancillary services are categorized into primary segments (1) Visiting Nurses and (2) Product Operations (3) Contract Management as further explained below.

Visiting Nurses Segment
Caretenders' Visiting Nurses segment provides a comprehensive range of Medicare-certified home health nursing services. Payors also include Medicaid and private insurances. Professional staff including registered nurses, licensed practical nurses, physical, speech and occupational therapists, and medical social workers implement and monitor medical treatment plans prescribed by physicians. Professional staff are subject to state licensing requirements in the particular states in which they practice. Para-professional staff, primarily home health aides also provide care to this category of patients.

The Visiting Nurse segment consists of 12 Medicare-certified home health agencies operating in Kentucky (4), Indiana (1), Ohio (3), Florida (2), Alabama
(1) and, Massachusetts (1).

Certain changes in Medicare reimbursement for home nursing services became effective for the Company on April 1, 1998. These changes have had a significant adverse effect on the Company's revenues and financial performance and these and other changes may reasonably be expected to adversely impact the Company in the future. See Government Regulations for more information.

Product Operations Segment
Caretenders' Product Operations, with locations in Louisville and Lexington, KY and Birmingham, AL provide a wide array of infusion therapy, oxygen therapy and other product related services.

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

Certain changes in Medicare reimbursement for home oxygen therapy services became effective for the Company on January 1, 1998. These changes have had a significant adverse effect on the Company's revenues and financial performance and these and other changes may reasonably be expected to adversely impact the Company in the future. See Government Regulations for more information.

Contract Management Segment
Prior to October 1, 1998 the Company managed two home health agencies operating in the Louisville, KY area, which were owned by Columbia/HCA. The Company performed management services pursuant to management agreements scheduled to expire in February and June 2000. On September 30, 1998 Columbia/HCA sold the agencies to a third party and notified the Company that its services would no longer be needed for home health visits performed after that date.
Accordingly, revenues and segment contribution both declined by approximately 60% in 1999 from 1998 due to termination of the contract.

In October 1998, the Company entered into litigation with Columbia/HCA arising from the management agreements between the parties. In December 1998 the parties reached an agreement under which Columbia/HCA has paid the Company a total of $1.5 million in settlement of breach claims and in return for certain wind-down services to be provided through June 1999. Of the settlement payments, $150,000 offsets the estimated costs of providing the wind-down services. The balance of $1,350,000 ($793,000 or $.25 per share after tax) was recognized as a non-recurring litigation settlement gain in the third quarter of fiscal 1999.

Compensation for Services
In all its segments, Caretenders is compensated for its services through (i) private pay (paid by personal funds), (ii) Medicare, (iii) Medicaid, and (iv) other third party payors (e.g. insurance companies). See "Item 1. Business --

Payment Sources". Caretenders employs compensation specialists who advise patients as to the availability of sources of payment for its services.

See "Government Regulations - Reimbursement Changes" and "Cautionary Statements - Forward Outlook and Risks". Management will monitor the effects of such items and may consider modifications to its expansion and development strategy when and if necessary.

Acquisitions
------------
The Company continually considers and reviews (subject to availability of capital) possible acquisitions of businesses that provide health care services similar to those currently offered by Caretenders. Factors which may affect future acquisition decisions include the quality and potential profitability of the company under consideration, and the Company's profitability and ability to finance the transaction.

During 1997, the Company completed three transactions to acquire two visiting nurse operations and an adult day health services operation. These operations added to the Company's market presence in both Ohio and Florida. No pro forma financial information has been provided as the acquisitions, individually and in the aggregate, are not significant compared to the Company's existing operations.

During 1998, the Company completed four transactions to acquire two adult day health services operations and two visiting nurse operations. These operations added to the Company's market presence in Florida, Connecticut and Ohio. No pro forma financial information has been provided as the acquisitions, individually and in the aggregate, were not significant compared to the Company's existing operations.

Competition, Marketing and Customers
------------------------------------

Adult Day Health Services
-------------------------
The adult day health services industry is highly competitive but fragmented. Competitors include: other adult day health centers, ancillary programs provided by nursing homes and hospitals; other government-financed facilities, assisted living and retirement communities, home health providers and senior adult associations.

The Company believes the primary competitive factors are quality of service and reputation among referral sources. However, competitors are increasingly focusing attention on providing alternative site health care services. Caretenders competes by offering a high quality of care and by helping families identify and access solutions for care. Adult day care competitive advantages include transportation and superior facilities and guest activity programs.

The Company markets its adult day health services through its adult day health center directors and the marketing staff. The directors contact referral sources in their areas to market the Company's services. Major referral sources include: Offices on Aging, social workers, hospital discharge planners and group living facilities. The Company also utilizes consumer-direct sales, marketing and advertising programs designed to attract customers.

Ancillary Services
------------------
Competition for visiting nurse and product operation services is significant but fragmented, with competition largely focused on individual products or services. The Company's competitors for ancillary services can be classified into three categories: nursing services, infusion therapy, and medical equipment.

The Company believes competition is based primarily on the quality of service provided, and such quality is measured by responsiveness and the technical ability of the professional staff. The scope of services offered, relationships with referral sources and price are also competitive considerations. Caretenders competes with larger home health care providers through its comprehensive strategy, which facilitates focused accountability, quality, reduced administrative burdens and convenience for patients and physicians. Another competitive factor in the home health care industry is accreditation by JCAHO (Joint Commission on Accreditation of Healthcare Organizations), a not-for-profit accreditation organization. All Caretenders ancillary services operations are accredited by JCAHO.

In addition to the larger national companies, Caretenders also competes with numerous local and regional companies and pharmacies. Many of the Company's competitors have greater resources than the Company.

The Company's ancillary services are marketed by a direct sales force primarily to hospital discharge planners, physicians and insurance and managed care organizations. Referrals may also be sought through advertisements in several local specialty publications, attendance at major trade shows and voluntary participation in JCAHO. The Company also utilizes consumer-direct sales, marketing and advertising programs designed to attract customers.

Government Regulations
----------------------

Overview
--------
The health care industry, particularly the visiting nurse and product segments, has experienced, and is expected to continue to experience, extensive and dynamic change. In addition to economic forces and regulatory influences, continuing political debate is subjecting the health care industry to significant reform. Health care reforms have been enacted as discussed elsewhere in this document and proposals for additional changes are continuously formulated by departments of the federal government, Congress, and state legislatures. Certain adverse changes in Medicare reimbursement for oxygen therapy services and Medicare-certified home health services became effective for the Company on January 1, and April 1, 1998 respectively. See "Reimbursement Changes" below.

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

Reimbursement Changes
---------------------
In August of 1997, President Clinton signed into law the Balanced Budget Act of 1997 (the BBA). This bill made significant changes in the reimbursement system for Medicare-certified home health services. The primary changes that effected the Company included a reduction in the reimbursement for oxygen therapy services and a restructuring of the reimbursement system related to Medicare-certified home care agencies.

Oxygen Reimbursement
Medicare reimbursement for certain oxygen therapy services and products was cut 25% for services provided on or after January 1, 1998 and an additional 5% cut took effect on January 1, 1999. Future increases have been tied to the Consumer Price Index and will not resume until 2003. Revenues and pre-tax income for the years ended March 31, 1999 and 1998 were approximately $1 million and $250,000, respectively, lower than they would have been had this reimbursement reduction not taken place.

Interim Payment System for Medicare Certified Home Health Nursing Services
The BBA also included a revised Interim Payment System (IPS) for Medicare-certified home health services. IPS remains a cost-based reimbursement system. However, per visit cost limits were reduced and a new "Per Beneficiary Limit" (PBL) was added. IPS became effective for all home care agencies for cost reporting years beginning on or after October 1, 1997. For the Company's agencies the new system went into effect on April 1, 1998. The BBA states that IPS will remain in effect until a new prospective payment system (PPS) is implemented for cost reporting years beginning on or after October 1, 1999. In legislation passed in October 1998, this date was extended to October 1, 2000 which would go in effect for the Company's agencies on April
1, 2001.   In the event that home care PPS is not implemented by October 1,
2000 the BBA as legislated required cost limits then in existence to be lowered by an additional 15%.

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

The Company believes that IPS is causing a contraction of Medicare home health operations nationwide and is, despite Congressional intentions and HCFA assurances to the contrary, a reduction of the Medicare home care benefit. Visits performed by the Company for Medicare beneficiaries declined from 523,000 in 1998 to 350,000 in 1999 for a reduction of approximately 33%.

In late calendar 1997 and early 1998, the Company developed and began implementing action plans to operate under IPS. However, HCFA published final rules on March 31, 1998 that were substantially worse than the industry expected. Accordingly, in April 1998, the Company revised its action plans to further reduce costs (including staff reductions) and appropriately control utilization for operation in the IPS environment. Since April 1, 1998, the Company has experienced a decline in census, volumes, and length of stay commensurate with the expectations outlined above. As a result, the Company experienced a decline in revenues and contribution from this portion of its operations (which incurred costs of approximately $2.6 million in excess of the new Medicare reimbursement limits during fiscal 1999).

In July 1998, the Company executed a restructuring plan including work force reduction, branch closings, and changes in compensation programs designed to lower its operating costs and recorded a related charge of $550,000 before taxes for severance, branch closings and other non-recurring expenses. As a part of this restructuring program, the Company recorded a non-recurring write-down of goodwill of approximately $7 million before taxes due to the Medicare reimbursement impact on the home health operating environment. The write-down of goodwill was required under Statement of Financial Accounting Standard No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" based upon management's estimate of the impact of the changes in Medicare reimbursement for home health nursing services. Management determined that this impact indicated the carrying value of goodwill should be written down by approximately $7 million, based on the net present value of expected future cash flows of specific (primarily Medicare) acquired nursing operations. This write-down is reflected in the accompanying consolidated statement of operations.

In October 1998, HCFA announced new cost per visit limits which will be in effect for the Company's fiscal year ending March 31, 2000 that are approximately 9% higher than the limits in place during fiscal 1999. The Company's operating costs exceeded limits by approximately 7% in the fiscal year ended March 31, 1999. For the year ended March 31, 1999 revenues subject to IPS were $28.7 million or 29.5% of total revenues compared to $34.0 million and 35.7% in the year ended March 31, 1998.

With respect to PPS and the October 1, 2000 deadline, rules and regulations have not yet been published by HCFA and there can be no assurance that such deadline will be met. Such a prospective payment system, or in the alternative such lower cost limits, could have a material adverse effect on the operating results and cash flows of the Company.

If the PPS deadline is not met and the further 15% limit reduction is made, the Company would make every effort to operate within the lower limits. The Company is unable to predict at this time whether it would be able to operate all of its agencies under such limits nor is it able to state at this time what alternative actions, if any, it might take.

State legislative proposals continue to be introduced that would impose more limitations on payments to providers of health care services such as the Company. Many states have enacted, or are considering enacting, measures that are designed to reduce their Medicaid expenditures.

The Company cannot predict what additional government regulations may be enacted in the future affecting its business or how existing or future laws and regulations might be interpreted, or whether the Company will be able to comply with such laws and regulations in its existing or future markets.

Permits and Licensure
---------------------
Many states require companies providing certain health care services to be licensed as adult day care centers or home health agencies. In addition, certain of the Company's pharmacy operations require state licensure and are also subject to federal and other state laws and regulations governing pharmacies and the packaging and repackaging and dispensing of drugs (including oxygen). Federal laws may require registration with the Drug Enforcement Administration of the United States Department of Justice and the satisfaction of certain requirements concerning security, record keeping, inventory controls, prescription order forms and labeling. In addition, certain health care practitioners employed by the Company require state licensure and/or registration and must comply with laws and regulations governing standards of practice. The failure to obtain, renew or maintain any of the required regulatory approvals or licenses could adversely affect the Company's business. The Company believes it is currently licensed appropriately where required by the law of the states in which it operates. There can be no assurance that either the states or the federal government will not impose additional regulations upon the Company's activities which might adversely affect its business, results of operations or financial condition.

Certificates of Need
--------------------
Certain states require companies providing health care services to obtain a certificate of need issued by a state health-planning agency. Where required by law, the Company has obtained certificates of need from those states in which it operates. There can be no assurance that the Company will be able to obtain any certificates of need which may be required in the future if the Company expands the scope of its services or if state laws change to impose additional certificate of need requirements, and any attempt to obtain additional certificates of need will cause the Company to incur certain expenses.

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

The Company is subject to routine and periodic surveys and audits by various governmental agencies. Management believes that the Company is in material compliance with applicable laws. The Company, however, is unable to predict what additional government regulations, if any, affecting its business may be enacted in the future, how existing or future laws and regulations might be interpreted or whether the Company will be able to comply with such laws and regulations either in the markets in which it presently conducts, or wishes to commence, business.

Payment Sources
----------------
The Company receives payments from Medicare, Medicaid and other cost reimbursement programs, private pay and insurance policies as detailed below. As noted above, the Company's dependence on government sponsored reimbursement programs makes it vulnerable to possible legislative and administrative regulations and budget cut-backs that could adversely affect the number of persons eligible for such programs, the amount of allowed reimbursements or other aspects of the program, any of which could materially affect the Company. In addition, loss of certification or qualification under Medicare/Medicaid programs could materially affect the Company's ability to effectively market its services.

The Company's future operating results may be dependent in part upon its ability to attract customers able to pay for the Company's charges from their own and their families' financial resources. Circumstances which adversely affect the ability or desire of seniors to pay for the Company's services could have an adverse effect on the Company.

The following table sets forth the Company's revenues derived from each major class of payer during the following fiscal years (by percentage of net revenues):

                                       1999                           1998
                           -----------------------------  -----------------------------
                                             Insurance &                    Insurance &
Business Unit              Medicare Medicaid Private Pay  Medicare Medicaid Private Pay
-------------------------  -----------------------------  -----------------------------
Adult Day Health Services      - %    50.2%      49.8%        - %    48.5%      51.5%
Visiting Nurses              81.8%    16.0%       2.2%      87.8%    10.0%       2.2%
Product Operations           37.9%    13.4%      48.7%      38.7%    13.1%      48.2%
Contract Mgmt Services         - %      - %     100.0%        - %      - %     100.0%
Total - All Services         38.4%    28.6%      33.0%      45.4%    22.6%      32.0%


Changes in payment sources from 1998 to 1999 are primarily a result of the impact of the Balanced Budget Act on the Company's operations.

In determining charge rates for goods and services provided to customers, the Company evaluates several factors including cost and market competition. The Company also negotiates contract rates with third party providers such as insurance companies. The rates of reimbursement for a significant portion of the Company's charges are dictated by Federal or State programs such as Medicare and Medicaid.

Insurance
---------
The Company and its subsidiaries carry general liability and professional liability insurance. The Company also carries product liability insurance associated with those operations requiring such coverage, including the durable medical equipment operations. The Company's properties are covered by casualty insurance policies. The Company carries directors and officers liability insurance with a $10,000,000 limit. The Company carries automobile collision and liability coverage and statutory workers' compensation coverage. The Company believes that its present insurance coverage is adequate.

Employees and Labor Relations
-----------------------------
As of March 31, 1999 the Company had approximately 3,400 employees. None of the Company's employees are represented by a labor organization. Management believes its relationship with the Company's employees is satisfactory.

Cautionary Statements - Forward Outlook and Risks
-------------------------------------------------
Information provided herein by the Company contains, and from time to time the Company may disseminate material and make statements which may contain "forward-looking" information, as that term is defined by the Private Securities Litigation Reform Act of 1995 (the "Act"). These cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of "safe harbor" provisions of the Act. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements as a result of various factors including but not limited to the following:

a) Regulation and Reform
Legislative proposals are continually introduced or proposed in Congress and in some state legislatures that would effect major changes in the health care system, either nationally or at the state level. However, the Company cannot predict whether any of the proposals will be adopted, and if adopted, no assurance can be given that the implementation of such reforms will not have a material impact on the operations of the Company.

b) Interim Payment System
In August of 1997, President Clinton signed into law the Balanced Budget Act of 1997 (the BBA). This bill made significant changes in the reimbursement system for Medicare home health services through a new Interim Payment System (IPS) for Medicare-certified home health services. IPS remains a cost-based reimbursement system. However, per visit cost limits were reduced and a new "Per Beneficiary Limit" (PBL) was added. IPS was effective for all home care agencies for cost reporting years beginning on or after October 1, 1997 and went into effect on April 1, 1998, for the Company. The BBA, as amended states that IPS will remain in effect until a new prospective payment system (PPS) is implemented for cost reporting years beginning on or after October 1, 2000. Under the BBA an additional 15% reduction in cost reimbursement limits will take place if PPS is not enacted by the October 1, 2000. The Interim Payment System, as well as other requirements imposed upon home health providers in the BBA were designed to contain the growth in home health care resulting in slower growth in Medicare home health expenditures. As a result of these changes, home health providers are under continual pressure to reduce their costs of providing services and it is expected that utilization of home care services per beneficiary will continue to be constrained. There can be no assurance that payments under the IPS and/or PPS programs will be sufficient to cover the costs allocable to Medicare patients. The Company believes that the eventual implementation of PPS will have a significant effect on the Company's revenues and results of operations, however, the Company is currently unable to predict what this effect may be. Approximately $28.7 million or 30% of the Company's 1999 revenues were IPS related. Refer to "Government Regulations - Reimbursement Changes" for a more detailed discussion of this topic.

c) Maryland Concentration
For the year ended March 31, 1999 approximately 13% of the Company's revenues and 23% of segment contribution were generated from Maryland operations where approximately 94% of that revenue is derived from Maryland Medicaid reimbursement programs. Although the Company is not aware of any significant initiatives currently underway that would have a material adverse impact on the Maryland reimbursement program or the Company, the Company could be materially impacted by unfavorable changes in the future should they occur.

d) Other Reimbursement Changes
The Company derives substantial portions of its revenues from third-party payors, including government reimbursement programs such as Medicare and Medicaid, and non-government sources such as commercial insurance companies, HMOs, PPOs and contract services. These payors have undertaken cost-containment measures designed to limit payments to health care providers. There can be no assurance that payments under these programs will be sufficient to cover the costs allocable to patients eligible for reimbursement. The Company cannot predict whether and what additional proposals or cost containment measures will be adopted or, if adopted, what effect, if any, such proposals might have on the operations of the Company.

e) Competition
The Company competes with numerous well-established competitors which have substantially greater financial resources than the Company. Competitors are increasingly focusing attention on providing alternative site health care services, specifically on adult day health services. Such increasing competition may adversely affect revenues and profitability of Company operations.

f) Insurance
The Company believes its present insurance coverage is adequate. However, there can be no assurance that such insurance will be available, or, if available, that such insurance will be either adequate to cover the Company's liabilities or available at affordable rates. In addition, increasing insurance costs, and the increasing unwillingness of insurance companies to insure against certain types of losses, raise some questions as to whether the Company will be able to obtain or continue its present insurance coverage. The inability to obtain adequate insurance coverage at affordable rates, or a loss of existing coverage, could have a material effect on the Company.

g) Private Payment Sources
The Company's future operating results may be dependent in part upon its ability to attract customers able to pay for the Company's charges from their own and their families' financial resources. Circumstances which adversely affect the ability or desire of seniors to pay for the Company's services could have an adverse effect on the Company. In the event that the Company encounters difficulty in attracting seniors with adequate resources to pay for the Company's services, the Company would be adversely affected.

h) Acquisitions
The Company seeks to establish and increase market share through acquisitions in existing and new markets. The Company evaluates potential acquisition candidates that would complement or expand its current services. In attempting to make acquisitions, the Company competes with other providers, some of which have greater financial resources than the Company. Management currently believes that acquisition candidates meeting the criteria of its acquisition strategy will continue to be identified in the future and certain of these candidates will be acquired by the Company. However, there can be no assurance that suitable acquisitions will continue to be identified or that acquisitions can be consummated on acceptable terms. See separate cautionary statement regarding financing.

i) Inclement Weather
The Company provides its services to individuals in home and community settings. Severe weather such as snow and hurricanes may hinder the Company's ability to provide its services and thus impact operating results.

j) Year 2000 Computer Issue
The year 2000 issue is the result of computer programs which were written using two digits rather than four to define the applicable year. The Company relies upon numerous computer systems to operate its business and has implemented a plan to evaluate and address its year 2000 issues.

The Company depends on receipt of payment from its payor sources, which utilize computer software to process those payments. The Company has over 1,000 individual payors including Medicare and Medicaid programs, insurance companies and HMO's. The Company is currently unable to predict what effect, if any, the year 2000 issue may have on the computer systems of those payors, or in turn on the Company's cash flows, financial position or results of operations.

The status of the Company's year 2000 issues is based upon certain management assumptions such as the availability of appropriate implementation personnel, consultants, software vendors and related resources. Management currently believes that the financial resources necessary to accomplish such compliance will not be material to the Company's financial condition or results of operations. However, there is no guarantee that the Company's assumptions or expected results will be achieved and actual results could differ materially from those expected results. Possible consequences of not addressing the year 2000 issue by the Company, its vendors or its reimbursement sources include, but are not limited to, a potential inability of the Company to obtain sufficient goods and services to operate its business and the potential inability to obtain timely reimbursement for services provided by the Company. This could in turn lead to an interruption or a failure of certain normal business activities or operations. The Company continues to evaluate contingency plans related to its year 2000 issues on an ongoing basis. Such contingency plans are highly dependent upon actions taken by its payor sources regarding year 2000.

k) Financing
The Company's ability to pursue its strategic plan is dependent upon its ability to obtain financing on satisfactory terms and conditions. If the Company is unable to obtain satisfactory financing it would have an adverse impact on the Company's liquidity and its ability to execute its development plans.

l) ADC Development
During fiscal 2000, the Company plans to develop new adult day health centers after which the Company plans to continue development efforts at a similar or accelerated pace. The Company's ability to achieve its development plans will depend upon a variety of factors, many of which are beyond the Company's control. There can be no assurance that the Company will not suffer delays in its development program, which could slow the Company's growth. The successful development of additional operations will involve a number of risks including the possibility that the Company may be unable to locate suitable sites at acceptable prices or may be unable to obtain, or may experience delays in obtaining, necessary zoning, land use, building, occupancy, licensing and other required governmental permits and authorizations. The implementation of the Company's development strategy is also dependent upon the Company's profitability, the financial performance of its adult day care operations, the availability of financing and the other Cautionary Statements listed above.

ITEM 2.   PROPERTIES

The Company's executive offices are located in Louisville, Kentucky in approximately 24,000 square feet of space leased from an unaffiliated party.

The Company has 53 real estate leases ranging from approximately 200 to 24,000 square feet of space in their respective locations. The Company believes that its facilities are adequate to meet its current needs, and that additional or substitute facilities will be available if needed.


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

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The Company's common stock was traded on the National Market System of the NASDAQ Stock Market through March 10, 1999. Since March 11, 1999 the Company's common stock has been traded on the NASDAQ SmallCap System. The stock was traded under the symbol "CTND on both systems. Set forth below are the high and low sale prices for the common stock for the periods indicated reported by
NASDAQ:

     Quarter Ended:                   High           Low
     ---------------------          --------       -------
     June 30, 1997                   $ 8.88         $5.50
     September 30, 1997              $ 8.38         $7.13
     December 31, 1997               $10.69         $7.00
     March 31, 1998                  $ 8.88         $7.00
     June 30, 1998                   $ 7.94         $5.50
     September 30, 1998              $ 5.50         $1.75
     December 31, 1998               $ 3.75         $2.25
     March 31, 1999                  $ 4.13         $1.78


On July 10, 1999, the last reported sale price for the Common Stock reported by NASDAQ was $2.31 and there were approximately 690 holders of record of the Company's Common Stock. No cash dividends have been paid by the Company.

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

                 Consolidated Selected Financial Information
                 --------------------------------------------
                                         Year Ended March 31,
(Dollar amounts in 000's   ------------------------------------------------
 except per share data)      1999      1998      1997      1996      1995
-------------------------  --------  --------  --------  --------  --------
Results of Operations
 Net revenues              $97,162   $95,183   $76,773   $63,227   $60,836
 Net Income (loss)         $(6,228)  $ 1,412   $ 1,759   $ 1,575   $ 1,248

Per share:
 Basic:
  Number of shares           3,120     3,120     3,119     3,119     3,119
  Net Income (loss)         $(2.00)  $   .45   $   .56   $   .50   $   .40

 Diluted:
  Number of shares           3,120     3,162     3,142     3,149     3,145
  Net Income (loss)         ($2.00)  $   .45   $   .56   $   .50   $   .40

                                               March 31,
                          -------------------------------------------------
Balance sheet Data as of:   1999       1998      1997      1996      1995
                          --------   --------  --------  --------  --------
Working capital           $ 9,529    $10,908   $17,471   $13,844   $11,641
Total assets               42,762     49,533    38,745    33,217    31,073
Long term liabilities      13,562     11,962    10,689     6,805     7,094
Total liabilities          26,907     27,450    18,081    14,313    13,744
Stockholders' equity       15,855     22,083    20,663    18,904    17,329


 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Fiscal Year Ended March 31, 1999 Compared With Fiscal Year Ended March 31, 1998

                                       Operating Data
                                 for the Years Ended March 31,
                                    (amounts in thousands)

                                   1 9 9 9              1 9 9 8              Change
                            -------------------- -------------------- --------------------
                                          % of                 % of
                               Amount   Revenues    Amount   Revenues    Amount      %
                            ----------- -------- ----------- -------- ----------- --------
Net Revenues
 Adult Day Health Services  $38,379,200    39.5% $30,490,266   32.0%  $ 7,888,934    25.9%
 Visiting Nurses             35,665,505    36.7%  39,949,555   42.0%   (4,284,050)  (10.7%)
 Product Operations          21,516,783    22.2%  20,926,303   22.0%      590,480     2.8%
 Contract Management          1,600,155     1.6%   3,816,476    4.0%   (2,216,321)  (58.1%)
                            -----------          -----------          ------------
                            $97,161,643   100.0% $95,182,600  100.0%  $ 1,979,043     2.1%
                            -----------          -----------          ------------
Cost of Sales and Services
 Adult Day Health Services   32,976,570    85.9%  27,324,010   89.6%    5,652,560    20.7%
 Visiting Nurses             33,681,168    94.4%  35,816,410   89.7%   (2,135,242)   (6.0%)
 Product Operations          15,811,037    73.5%  15,204,347   72.7%      606,690     4.0%
 Contract Management            299,400    18.7%     740,613   19.4%     (441,213)  (59.6%)
                            -----------          -----------          ------------
                             82,768,175    85.2%  79,085,380   83.1%    3,682,795     4.7%
                            -----------          -----------          ------------
Segment Contribution
 Adult Day Health Services    5,402,630    14.1%   3,166,256   10.4%    2,236,374    70.6%
 Visiting Nurses              1,984,337     5.6%   4,133,145   10.4%   (2,148,808)  (52.0%)
 Product Operations           5,705,746    26.5%   5,721,956   27.3%      (16,210)   (0.3%)
 Contract Management          1,300,755    81.3%   3,075,863   80.6%   (1,775,108)  (57.7%)
                            -----------          -----------          ------------
                             14,393,468    14.8%  16,097,220   16.9%   (1,703,752)  (10.6%)
                            -----------          -----------          ------------
Selling,General &
 Administrative              10,632,747    10.9%  10,117,882   10.6%      514,865     5.1%
Depreciation and
 Amortization                 2,414,472     2.5%   2,582,653    2.7%     (168,181)   (6.5%)
Interest, Net                 1,561,916     1.6%     993,602    1.0%      568,314    57.2%
Income (Loss) Before Taxes,
 Non-recurring items and    -----------          -----------          ------------
 accounting change             (215,667)   (0.2%)  2,403,083    2.5%   (2,618,750) (109.0%)

Non-recurring items:
 Restructuring Charges          550,000                 -                 550,000
 Goodwill write-down          6,967,560                 -               6,967,560
 Loss on Disposal of
  Certain Operations          1,648,538                 -               1,648,538
 Litigation Settlement
  Charge (Gain)              (1,350,000)                -              (1,350,000)
 Income (Loss) Before
  Taxes, and Accounting     -----------          -----------          -------------
  Change                    $(8,031,765)         $ 2,403,083         $(10,434,848) (434.2%)
                            ===========          ===========          =============


Adult Day Health Services
-------------------------
Net revenues increased 26% to $38.4 million from $30.5 million as a result of
a) $5.5 million or 18% growth in same store sales and b) $2.4 million from acquired operations. Same store sales growth came primarily from volumes which grew to 469,695 patient days in 1999 from 415,246 in 1998. Average revenue per day of care increased approximately 4% as a result of pricing (1.5% increase) and mix changes. Total patient days including acquired operations grew by 27% to 544,283 in 1999 from 427,205 in 1998.

Cost of sales and services as a percent of revenues declined to 86% in 1999 from 90% in 1998 primarily as a result of increased volumes of business and increased occupancy rates for in-facility care.

Visiting Nurses
---------------
Net revenues decreased by $4.3 million or 11% primarily due to the impact of the Balanced Budget Act of 1997 (BBA) and the related Interim Payment System
(IPS) on the Company's 12 Medicare-certified home health agencies. This was partially offset by approximately $1.1 million resulting from the favorable settlement of prior years' cost reports. Volumes declined by 23% to 464,108 visits in 1999 from 602,815 visits in 1998. Of the total $35.7 million of revenues in this segment approximately $32.7 million or 92% is derived from cost reimbursed programs. Average reimbursement per visit increased 16% due to the lower volumes as certain fixed costs were spread over a smaller base of business. The Company incurred costs in excess of Medicare IPS limits of $2.6 million, or approximately 7%, while IPS had the effect of reducing the limits by approximately 15% from 1998 levels.

Cost of sales and services in total declined 6% to $33.7 million in 1999 from $35.8 million in 1998. However, due to the more rapid decline in revenues explained above, cost of sales and services as a percent of revenues increased to 94% in 1999 from 90% in 1998.

Product Operations
-------------------
Net revenues increased by $590,480 or 3% due to improved product mix partially offset by the impact of the BBA's cuts in Medicare reimbursement for oxygen therapy services. Volumes decreased by 4% to 394,171 units of service in 1999 from 408,752 in 1998 due to the closure of the Boston operation in January 1999 and an intentional reduction in low margin products. As a result of the decrease in low margin products average reimbursement per unit increased 7%. Under the BBA, Medicare reimbursement for oxygen therapy services was reduced by 25% on January 1, 1998 and an additional 5% on January 1, 1999. As a result, net revenues and pre-tax income for the years ended March 31, 1999 and 1998 were lower by $1 million and $250,000, respectively, than they would have been had the reductions not taken place.

Cost of sales and services in total increased $606,690 or 4% due to a shift toward higher cost therapies, partially offset by lower volumes. Average cost of sales and services per unit increased by 8% primarily due to changes in the mix of product sold. Due to the combination of lower Medicare reimbursement for oxygen therapy services explained above, and the impact favorable mix changes, cost of sales and services as a percent of revenues increased to 73.5% in 1999 from 72.7% in 1998.

Contract Management Services
----------------------------
Prior to October 1, 1998 the Company managed two home health agencies operating in the Louisville, KY area, which were owned by Columbia/HCA. The Company performed management services pursuant to management agreements scheduled to expire in February and June 2000. On September 30, 1998 Columbia/HCA sold the agencies to a third party and notified the Company that its services would no longer be needed for home health visits performed after that date.
Accordingly, revenues and cost of sales and services both declined by approximately 60% in 1999 from 1998 due to termination of the contract.

In October 1998, the Company entered into litigation with Columbia/HCA arising from the management agreements between the parties. In December, 1998 the parties reached an agreement under which Columbia/HCA has paid the Company a total of $1.5 million in settlement of breach claims and in return for certain wind-down services to be provided through June, 1999. Of the settlement payments, $150,000 offsets the estimated costs of providing the wind-down services. The balance of $1,350,000 ($793,000 or $.25 per share after tax) was recognized as a non-recurring litigation settlement gain in the third quarter. As of March 31, 1999 $375,000 remained in an escrow account and was subsequently collected by June 1999.

Selling, General and Administrative
-----------------------------------
The increase of $514,865 is due primarily to an increase in certain administrative staff levels and costs incurred related to the Company's geographic expansion. Approximately $410,000 or 80% of that increase was incurred prior to the Company's July 1998 down-sizing in response to reduced
Medicare reimbursements legislated in the BBA.   SG&A as a percent of revenues
increased slightly due to the higher level of costs incurred earlier in the year.

Depreciation and Amortization
-----------------------------
Depreciation and amortization declined by 6.5% or $168,181, primarily due to the June 1998 non-recurring write-down of goodwill. This was partially offset by the impact of capital expenditures, net of certain property items still in service reaching the end of their useful lives.

Interest, Net
-------------
The increase in interest and other, net is primarily a result of higher average outstanding debt levels associated with the Company's operating results and acquisition and expansion activities undertaken towards the end of fiscal 1998.

Income Taxes
------------
As of March 31, 1999, the Company has net deferred tax assets of approximately $3.5 million. The net deferred tax asset is composed of $4.1 of long-term deferred tax assets and $600,000 of current deferred tax liabilities.

The Company has provided a valuation allowance against certain net deferred tax assets based upon management's estimation of realizability of those assets through future taxable income. This valuation was based in large part on the Company's history of generating operating income or losses, individual tax locales and expectations for the future. The Company's ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, competitive pressures on revenues and margins and legislation and regulation at all levels of government. There can be no assurances that the Company will meet its expectations of future taxable income. However, management has considered the above factors in reaching its conclusions that it is more likely than not that future taxable income will be sufficient to fully utilize the net deferred tax assets as of March 31, 1999 and 1998.

The effective income tax rate was a benefit of approximately 27% of loss before income taxes for 1999 as compared to an effective income tax rate of approximately 41% of income before taxes for 1998. The benefit in 1999 resulted directly from the recognition of losses incurred from continuing operations.

Non-recurring Items
-------------------

Restructuring Charges
In July 1998 the Company executed a restructuring plan including work force reduction, branch closings, and changes in compensation programs. The Company recorded a pretax charge of $550,000 in the second quarter of fiscal 1999 related to restructuring activities. The charge included approximately $412,0000 for work force reductions, $84,000 for branch closing costs and $54,000 for work force reorganization. As of March 31, 1999, the Company has a restructuring reserve balance of approximately $12,000 which is primarily comprised of amounts related to branch closings.

Goodwill Write-down
During the quarter ended June 30, 1998, the Company recorded a non-recurring write-down of goodwill of $6,967,560. This write-down was the result of April 1, 1998 changes in Medicare reimbursement and their resulting impact on the home health marketplace and the Company. The write-down of goodwill was required under Statement of Financial Accounting Standard No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" based upon management's estimate of the impact of the changes in Medicare reimbursement for home health nursing services. Management determined that this impact indicated the carrying value of goodwill should be written down by approximately $7 million based on the net present value of expected future cash flows of specific acquired (primarily Medicare) nursing operations. This write-down is reflected in the accompanying consolidated statement of operations.

Loss on Disposal of Certain Operations
In the fourth quarter, the Company completed the sale of its Richmond, VA nursing operations to Olsten Corp, a national home health provider, and in a separate action closed its Boston, MA home medical equipment operations. These activities resulted in a $1.6 million charge shown in the table above. The effected operations generated revenues of $4.1 million and contributed pre-tax losses of $390,000 in the year ended March 31, 1999 and $4.7 million in revenues and $254,000 of pre-tax income in the year ended March 31, 1998.

Litigation Settlement Gain
Please refer to "Contract Management Services" above.

Fiscal Year Ended March 31, 1998 Compared With Fiscal Year Ended March 31, 1997

                                       Operating Data
                                 for the Years Ended March 31,
                                    (amounts in thousands)

                                   1 9 9 8              1 9 9 7              Change
                            -------------------- -------------------- --------------------
                                          % of                 % of                 % of
                               Amount   Revenues    Amount   Revenues    Amount   Revenues
                            ----------- -------- ----------- -------- ----------- --------
Net Revenues
 Adult Day Care Services    $30,490,266   32.0%  $25,184,977   32.8%  $ 5,305,289   21.1%
 Visiting Nurses             39,949,555   42.0%   29,438,144   38.3%   10,511,411   35.7%
 Product Operations          20,926,303   22.0%   18,826,917   24.5%    2,099,386   11.2%
 Contract Management          3,816,476    4.0%    3,323,001    4.3%      493,475   14.9%
                            -----------          -----------          -----------
                             95,182,600  100.0%   76,773,039  100.0%   18,409,561   24.0%
                            -----------          -----------          -----------
Cost of Sales and Services
 Adult Day Care Services     27,324,010   89.6%   21,554,781   85.8%    5,769,229   26.8%
 Visiting Nurses             35,816,410   89.7%   26,317,182   89.4%    9,499,228   36.1%
 Product Operations          15,204,347   72.7%   13,788,459   73.2%    1,415,888   10.3%
 Contract Management            740,613   19.4%      823,923   24.8%      (83,310) (10.1%)
                            -----------          -----------          -----------
                             79,085,380   83.1%   62,484,345   81.4%   16,601,035   26.6%
                            -----------          -----------          -----------
Segment Contribution
 Adult Day Care Services      3,166,256   10.4%    3,630,196   14.4%     (463,940) (12.8%)
 Visiting Nurses              4,133,145   10.4%    3,120,962   10.6%    1,012,183   32.4%
 Product Operations           5,721,956   27.3%    5,038,458   26.8%      683,498   13.6%
 Contract Management          3,075,863   80.6%    2,499,078   75.2%      576,785   23.1%
                            -----------          -----------          -----------
                             16,097,220   16.9%   14,288,694   18.6%    1,808,526   12.7%
                            -----------          -----------          -----------
Selling, General &
 Administrative              10,117,882   10.6%    9,363,031   12.2%      754,851    8.1%
Depreciation and
 Amortization                 2,582,653    2.7%    2,239,194    2.9%      343,459   15.3%
Interest, Net                   993,602    1.0%      771,099    1.0%      222,503   28.9%
                            -----------          -----------          -----------
Income (Loss) Before Taxes  $ 2,403,083    2.5%  $ 1,915,370    2.5%  $   487,713   25.5%
                            ===========          ===========          ===========


Adult Day Health Services
-------------------------
Net revenues increased 21% to $30.5 million from $25.2 million as a result of
a) $1.4 million or 6% growth in same store sales, b) $606,000 from acquired operations and, c) $3.4 million from startup operations. Same store sales growth came primarily from volumes which grew 9% to 359,808 patient days in 1998 from 330,691 in 1997. Average revenue per day of care increased approximately 1% as a result of mix changes. Total patient days including acquired and startup operations increased 24% to 424,861 in 1998 from 343,111 in 1997.

Cost of sales and services as a percent of revenues increased to 90% in 1998 from 86% in 1997 primarily as a result of increased costs associated with new units started in late 1997 and early 1998 and the resulting lower overall occupancy rates for in-facility care.

Visiting Nurses
---------------
Net revenues increased by $10.5 million or 36% due to a) $3.8 million from the acquisition of two Florida-based agencies in January 1998, b) $3.4 million from startup agencies and c) $3.3 million in same store revenue growth. Same store volumes increased by 15% to 535,173 visits in 1998 from 466,331 visits in 1997. Of the total $39.9 million of revenues in this segment approximately $37.4 million or 94% was derived from cost reimbursed programs. Total visits grew 32% to 624,815 in 1998 from 473,165 in 1997. Substantially all of the Company's agencies operated under the Medicare cost limits during 1998.

Cost of sales and services in total increased 36% to $35.8 million in 1998 from $26.3 million in 1997, primarily as a result of the acquisitions, startups and same store growth discussed above. Cost of sales and services as a percent of revenues increased to 90% in 1998 from 89% in 1997 primarily due to the addition of the higher cost start-up and acquired agencies in 1998.

Product Operations
------------------
Net revenues increased by $2.1 million or 11.2% due to higher volumes partially offset by lower pricing as downward pricing pressure from payors continued, and due to changes in product mix. Volumes increased by 18% to 408,752 units of service in 1998 from 347,766 in 1997. Average reimbursement per unit declined 5%. Under the BBA, Medicare reimbursement for oxygen therapy services was reduced by 25% on January 1, 1998 and was reduced an additional 5% on January 1, 1999. As a result, net revenues and pre-tax income for the year ended March 31, 1998 were $250,000 lower than they would have been had the reductions not taken place.

Cost of sales and services in total increased 10.3% to $15.2 million in 1998 from $13.8 million in 1997. Average cost of sales and services per unit declined by 6% due to steps taken by the Company to improve operating margins and changes in the mix of product. As a result, costs of sales and services as a percent of revenues declined to 72.7% in 1998 from 73.2% in 1997 despite the partially offsetting impact of the lower Medicare oxygen reimbursement rates discussed above.

Contract Management Services
----------------------------
Net revenues increased 14.9% to $3.8 million in 1998 from $3.3 million in 1997 on a volume increase of 21%. Average revenue per unit declined 5% due to the effects of a graduated rate scale.

Cost of Sales and Services dropped slightly due to improved operating efficiencies in managing the agencies.

Selling, General and Administrative
-----------------------------------
The increase of $754,851 is due primarily to an increase in certain administrative staff levels and costs incurred related to the Company's geographic expansion. SG&A as a percent of revenues declined due to growth in operations.

Depreciation and Amortization
-----------------------------
The increase of $343,459 is primarily due to capital investments made by the Company. These capital investments principally relate to geographic expansion and replacement of certain medical equipment.

Interest, Net
-------------
The increase in interest and other, net is primarily a result of higher average outstanding debt levels associated with the Company's acquisition and expansion activities.

Income Taxes
------------
As of March 31, 1998, the Company has net deferred tax assets of approximately $690,000. The net deferred tax asset is composed of $88,000 of current deferred tax assets and $602,000 of long-term deferred tax assets. Prior to 1997 the Company had provided a valuation allowance against net deferred tax assets based upon management's estimation of realizability of those assets through future taxable income. This valuation was based in large part on the Company's history of generating operating income or losses and expectations (at that time) for the future. Over time the Company demonstrated an ability to generate operating income such that it became more likely than not that the deferred tax assets would be realized through future taxable income and, in accordance with generally accepted accounting principles for income tax accounting, in 1997 the valuation allowance was removed. The Company's ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, competitive pressures on revenues and margins and legislation and regulation at all levels of government. There can be no assurances that the Company will meet its expectations of future taxable income. However, management has considered the above factors in reaching its conclusions that it is more likely than not that future taxable income will be sufficient to fully utilize the deferred tax assets as of March 31, 1998.

The effective income tax rate was approximately 41% and 8% of income before taxes for 1998 and 1997 respectively. This difference was due primarily to the reduction of the Company's valuation allowance in 1997 as described above.

Liquidity and Capital Resources
-------------------------------

Revolving Credit Facility
-------------------------
The Company has $18 million in credit facilities, comprised of $15 million with the Healthcare Financial Services Division of Heller Financial, Inc. (approximately $12.5 million and $11.0 million outstanding at March 31, 1999 and 1998 respectively) and a $3 million demand note with Bank One, Kentucky NA. Interest accrues on amounts drawn under the facility at a rate of 1 percent over prime for the Heller facility and at a rate of 1/2 percent over prime for the Bank One facility. Availability from the Heller facility is determined pursuant to a formula principally consisting of a percentage of accounts receivable subject to certain exclusions.

At March 31, 1999, the Company had total cash and unused borrowings of approximately $2.5 million. The Heller facility remains in effect until October 13, 2000 and for annual one year terms thereafter unless either party to the credit agreement provides the other with a written notice of termination one year and 60 days prior to the renewal date. As of March 31, 1999, the Company was in default of certain financial covenants of the Heller facility, however, Heller has waived these defaults.

The Company has a commitment from Bank One for a new $20 million credit facility (to replace the existing facilities) which is expected to be in place prior to August 31, 1999. If the Company is unable to close this facility or obtain other satisfactory financing it could have an adverse impact on the Company's liquidity and its ability to execute its development plans.

Management will continuously evaluate additional capital including possible debt and equity investments in the Company to support a more rapid development of the business than would be possible with internal funds.

Cash Flows and Financial Condition
----------------------------------
Key elements to the Consolidated Statements of Cash Flows were (in thousands):


Net Change in Cash and Cash Equivalents      1999       1998       1997
---------------------------------------   ---------  ---------  ---------
Provided by (used in)
    Operating activities                   $   (11)   $ 4,129    $  (302)
    Investing activities                    (1,142)    (8,457)    (3,706)
    Financing activities                     1,368      4,138      3,462
                                          ---------  ---------  ---------
Net Change in Cash and Cash Equivalents    $   214    $  (190)   $  (546)
                                          =========  =========  =========


1999
----
Net cash used by operating activities of approximately $11,000 resulted principally from current period loss, adjusted for non-cash items (refer to discussion of operating results above and to statement of cash flows) net of changes in accounts receivable, accounts payable and accrued expenses. The decrease in accounts payable and accrued liabilities resulted principally from the satisfaction of certain liabilities assumed in the acquisitions made in late 1998. Net cash used in investing activities of approximately $1.1 million resulted principally from amounts invested in adult day health services expansion activities, the purchase of certain durable medical equipment and enhancements and improvements to the Company's information systems. Net cash provided by financing activities of approximately $1.4 million resulted primarily from borrowings in the Company's credit facility.

1998
----
Net cash provided by operating activities of approximately $4.1 million resulted principally from current period earnings net of changes in accounts receivable, accounts payable and accrued expenses. Net cash used in investing activities of approximately $8.5 million resulted principally from amounts invested in acquisition and expansion activities and capital expenditures related to purchase of certain durable medical equipment and real estate. Net cash provided by financing activities of approximately $4.1 million resulted primarily from an increase in the Company's credit facility related to investments made in acquisitions and geographic expansion.

1997
----
Net cash used by operating activities of approximately $302,000 resulted principally from current period earnings net of changes in accounts receivable, accounts payable and accrued expenses. Net cash used in investing activities of approximately $3.7 million resulted principally from amounts invested in acquisition and expansion activities and capital expenditures related to purchase of certain durable medical equipment and real estate. Net cash provided by financing activities of approximately $3.4 million resulted primarily from an increase in the Company's credit facility related to investments made in acquisitions and geographic expansion.


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

The Company utilizes certain purchased systems for which the Company does not control the programming. Certain of these purchased systems are not in compliance to handle the year 2000 issue and have been independently slated for replacement with new systems that better meet the information needs of the Company as it expands and deals with the current operating environment. The Company is currently implementing replacement systems. The Company anticipates that these conversions will be completed to provide compliance with the requirements to handle the year 2000 issue with no significant operational concerns.

The Company also utilizes medical equipment and other non-information technology equipment some of which may be impacted by this issue. The Company is in the process of completing a detailed inventory of affected equipment and surveying vendors for remediation plans. The Company is currently unable to predict the outcome of this work, however, it is not currently expected to have a material impact on the Company.

The Company depends on receipt of payment from its payor sources, which utilize computer software to process those payments. The Company has over 1,000 different payors including Medicare and Medicaid programs, insurance companies and HMO's. Should the Federal Medicare program and/or state Medicaid programs, or a large number of private insurance payors cease, or interrupt payments as a result of year 2000 issues, this would have a material adverse impact on the Company. Approximately 70% of the Company's revenues are derived from HCFA funded programs. To date the Company has received no notification from HCFA (or any other third party payor) that year 2000 issues are expected to interrupt payments. The Company is currently unable to predict what effect, if any, the year 2000 issue may have on the computer systems of its payors, or in turn on the Company.

The above status of the Company's year 2000 issues is based upon certain management assumptions such as the availability of appropriate implementation personnel, consultants, software vendors and related resources. Management currently believes that the financial resources necessary to accomplish internal compliance will be funded by operating cash flow and will not be material to the Company's financial condition or results of operations. However, there is no guarantee that the Company's assumptions or expected results will be achieved and actual results could differ materially from those expected results. Possible consequences of not addressing the year 2000 issue by the Company, its vendors or its reimbursement sources include, but are not limited to, a potential inability of the Company to obtain sufficient goods and services to operate its business and the potential inability to obtain timely reimbursement for services provided by the Company. The Company continues to evaluate contingency plans related to its year 2000 issues on an ongoing basis. However, in any event, contingency plans are highly dependent upon actions taken by its payor sources regarding year 2000.

System maintenance and modification costs to existing software will be expensed as incurred. The costs associated with purchasing replacement software will be capitalized and amortized over the useful life of the software.

Health Care Reform
------------------
The health care industry, particularly the visiting nurse and product segments, has experienced, and is expected to continue to experience, extensive and dynamic change. In addition to economic forces and regulatory influences, continuing political debate is subjecting the health care industry to significant reform. Health care reforms have been enacted as discussed elsewhere in this document and proposals for additional changes are continuously formulated by departments of the federal government, Congress, and state legislatures. Certain adverse changes in Medicare reimbursement for oxygen therapy services and Medicare-certified home health services became effective for the Company on January 1, and April 1, 1998 respectively. See "Reimbursement Changes" below.

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

Refer to the sections on Reimbursement Changes and Cautionary Statements - Forward Outlook and Risks in Part I of this report on Form 10K, the notes to the accompanying financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.

Reimbursement Changes
---------------------
In August of 1997, President Clinton signed into law the Balanced Budget Act of 1997 (the BBA). This bill made significant changes in the reimbursement system for Medicare-certified home health services. The primary changes that effected the Company included a reduction in the reimbursement for oxygen therapy services and a restructuring of the reimbursement system related to Medicare-certified home care agencies.

Oxygen Reimbursement
Medicare reimbursement for certain oxygen therapy services and products was cut 25% for services provided on or after January 1, 1998 and an additional 5% cut took effect on January 1, 1999. Future increases have been tied to the Consumer Price Index and will not resume until 2003. Revenues and pre-tax income for the years ended March 31, 1999 and 1998 were approximately $1 million and $250,000, respectively, lower than they would have been had this reimbursement reduction not taken place.

Interim Payment System for Medicare Certified Home Health Nursing Services
The BBA also included a revised Interim Payment System (IPS) for Medicare-certified home health services. IPS remains a cost-based reimbursement system. However, per visit cost limits were reduced and a new "Per Beneficiary Limit" (PBL) was added. IPS became effective for all home care agencies for cost reporting years beginning on or after October 1, 1997. For the Company's agencies the new system went into effect on April 1, 1998. The BBA states that IPS will remain in effect until a new prospective payment system (PPS) is implemented for cost reporting years beginning on or after October 1, 1999. In legislation passed in October 1998, this date was extended to October 1, 2000 which would go in effect for the Company's agencies on April
1, 2001.   In the event that home care PPS is not implemented by October 1,
2000 the BBA as legislated required cost limits then in existence to be lowered by an additional 15%.

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

The Company believes that IPS is causing a contraction of Medicare home health operations nationwide and is, despite Congressional intentions and HCFA assurances to the contrary, a reduction of the Medicare home care benefit. Visits performed by the Company for Medicare beneficiaries declined from 523,000 in 1998 to 350,000 in 1999 for a reduction of approximately 33%.

In late calendar 1997 and early 1998, the Company developed and began implementing action plans to operate under IPS. However, HCFA published final rules on March 31, 1998 that were substantially worse than the industry expected. Accordingly, in April 1998, the Company revised its action plans to further reduce costs (including staff reductions) and appropriately control utilization for operation in the IPS environment. Since April 1, 1998, the Company has experienced a decline in census, volumes, and length of stay commensurate with the expectations outlined above. As a result, the Company experienced a decline in revenues and contribution from this portion of its operations (which incurred costs of approximately $2.6 million in excess of the new Medicare reimbursement limits during fiscal 1999).

In July 1998, the Company executed a restructuring plan including work force reduction, branch closings, and changes in compensation programs designed to lower its operating costs and recorded a related charge of $550,000 before taxes for severance, branch closings and other non-recurring expenses. As a part of this restructuring program, the Company recorded a non-recurring write-down of goodwill of approximately $7 million before taxes due to the Medicare reimbursement impact on the home health operating environment. The write-down of goodwill was required under Statement of Financial Accounting Standard No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" based upon management's estimate of the impact of the changes in Medicare reimbursement for home health nursing services. Management determined that this impact indicated the carrying value of goodwill should be written down by approximately $7 million, based on the net present value of expected future cash flows of specific (primarily Medicare) acquired nursing operations. This write-down is reflected in the accompanying consolidated statement of operations.

In October 1998, HCFA announced new cost per visit limits which will be in effect for the Company's fiscal year ending March 31, 2000 that are approximately 9% higher than the limits in place during fiscal 1999. The Company's operating costs exceeded limits by approximately 7% in the fiscal year ended March 31, 1999. For the year ended March 31, 1999 revenues subject to IPS were $28.7 million or 29.5% of total revenues compared to $34.0 million and 35.7% in the year ended March 31, 1998.

With respect to PPS and the October 1, 2000 deadline, rules and regulations have not yet been published by HCFA and there can be no assurance that such deadline will be met. Such a prospective payment system, or in the alternative such lower cost limits, could have a material adverse effect on the operating results and cash flows of the Company.

If the PPS deadline is not met and the further 15% limit reduction is made, the Company would make every effort to operate within the lower limits. The Company is unable to predict at this time whether it would be able to operate all of its agencies under such limits nor is it able to state at this time what alternative actions, if any, it might take.

State legislative proposals continue to be introduced that would impose more limitations on payments to providers of health care services such as the Company. Many states have enacted, or are considering enacting, measures that are designed to reduce their Medicaid expenditures.

The Company cannot predict what additional government regulations may be enacted in the future affecting its business or how existing or future laws and regulations might be interpreted, or whether the Company will be able to comply with such laws and regulations in its existing or future markets.

Impact of Inflation
--------------------
Management does not believe that inflation has had a material effect on income during the past several years.

ITEM 7a. Quantitative and Qualitative Disclosures About Market Risk

Derivative Instruments

  The Company does not use derivative instruments.

Market Risk of Financial Instruments

  The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates.

  At March 31, 1999, a hypothetical 100 basis point increase in short-term interest rates would result in a reduction of approximately $147,000 in annual pre-tax earnings.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      CARETENDERS HEALTH CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Year Ended March 31,
                                             -----------------------------------------
                                                 1999          1998           1997
                                             ------------  ------------  -------------
Net revenues                                 $97,161,643   $95,182,600    $76,773,039
Cost of sales and services                    80,430,802    76,450,395     60,268,808
Selling, general and administrative expenses  10,632,747    10,117,882      9,363,031
Depreciation and amortization expense          2,414,472     2,582,653      2,239,194
Provision for uncollectible accounts           2,337,373     2,634,985      2,215,537
Restructuring charges                            550,000         -              -
Goodwill write-down                            6,967,560         -              -
Loss on disposal of certain operations         1,648,538         -              -
Litigation settlement gain                    (1,350,000)        -              -
                                             ------------  ------------  -------------
Income (loss) before other income (expense)
 and income taxes                             (6,469,849)    3,396,685      2,686,469

Other income (expense):
Interest expense                              (1,561,916)     (993,602)      (771,099)
                                             ------------  ------------  -------------
Income (loss) before provision for
 income taxes                                 (8,031,765)    2,403,083      1,915,370

Provision (benefit) for income taxes          (2,186,613)      991,272        156,000
                                             ------------  ------------  -------------
Net income before cumulative effect of
 a change in accounting principle             (5,845,152)    1,411,811      1,759,370

Cumulative effect on prior years of a
 change in method of accounting for
 pre-opening costs, net of tax                  (382,515)        -              -
                                             ------------  ------------  -------------
Net income (loss)                            $(6,227,667)  $ 1,411,811    $ 1,759,370
                                             ============  ============  =============
Per share amounts
 Average shares outstanding - basic            3,120,436     3,120,436      3,119,413
 Average shares outstanding - diluted          3,120,436     3,161,706      3,141,865

Net income before cumulative effect of a
 change in accounting principle              $     (1.88)  $      0.45    $      0.56
Cumulative effect on prior years of a
 change in method accounting for
 pre-opening costs, net of tax                     (0.12)         -              -
                                             ------------  ------------  -------------
Net income (loss)                            $     (2.00)  $      0.45    $      0.56
                                             ============  ============  =============

            The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                 CARETENDERS HEALTH CORP. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                                March 31, 1999   March 31, 1998
                                                --------------   --------------
                ASSETS
                ------
CURRENT ASSETS:
 Cash and cash equivalents                      $  1,038,751     $    824,293
 Accounts receivable - net of allowance
  for uncollectible accounts of approximately
  $3,322,000 and $3,691,000 respectively          20,463,414       23,832,574
 Prepaid expenses and other current assets         1,371,719        1,649,579
 Deferred tax assets                                   -               88,635
                                                -------------    -------------
  TOTAL CURRENT ASSETS                            22,873,884       26,395,081

PROPERTY AND EQUIPMENT - net                       7,453,204        7,752,103
COST IN EXCESS OF NET ASSETS ACQUIRED - net
 of accumulated amortization of approximately
 $1,720,000 and $1,719,000, respectively           7,394,238       13,514,130
DEFERRED TAX ASSETS                                4,137,000          601,365
OTHER ASSETS                                         903,639        1,269,944
                                                -------------    -------------
  TOTAL ASSETS                                  $ 42,761,965     $ 49,532,623
                                                =============    =============

  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------
CURRENT LIABILITIES:
 Accounts payable and accrued expenses          $  9,548,648     $ 12,139,101
 Current portion of term debt                      3,122,749        3,248,185
 Other current liabilities                           673,000          100,000
                                                -------------    -------------
  TOTAL CURRENT LIABILITIES                       13,344,397       15,487,286
                                                -------------    -------------
LONG-TERM LIABILITIES:
 Revolving credit facility                        12,530,258       11,038,646
 Term debt                                           574,610          197,184
 Other liabilities                                   457,474          726,614
                                                -------------    -------------
  TOTAL LONG-TERM LIABILITIES                     13,562,342       11,962,444
                                                -------------    -------------
  TOTAL LIABILITIES                               26,906,739       27,449,730
                                                -------------    -------------

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY:
 Common stock, par value $.10;  authorized
  10,000,000 shares; 3,130,436 issued and
  outstanding                                        313,044          313,044
 Treasury stock, at cost, 10,000 shares              (95,975)         (95,975)
 Additional paid-in capital                       25,345,586       25,345,586
 Accumulated deficit                              (9,707,429)      (3,479,762)
                                                -------------    -------------
  TOTAL STOCKHOLDERS' EQUITY                      15,855,226       22,082,893
                                                -------------    -------------
                                                $ 42,761,965     $ 49,532,623
                                                =============    =============


        The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                               CARETENDERS HEALTH CORP. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                             Common Stock      Treasury Stock     Additional                  Total
                         -------------------  -----------------    Paid-in    Accumulated  Stockholders'
                           Shares    Amount   Shares    Amount     Capital       Deficit      Equity
                         ---------  --------  ------  ---------  -----------  ------------ ------------
Balance, March 31, 1996  3,129,436  $312,944  10,000  $(95,975)  $25,337,876  $(6,650,943) $18,903,902

Net Income                    -         -       -         -             -       1,759,370    1,759,370
                         ---------  --------  ------  ---------  -----------  ------------ ------------
Balance, March 31, 1997  3,129,436  $312,944  10,000  $(95,975)  $25,337,876  $(4,891,573) $20,663,272

Options Exercised            1,000       100    -         -            7,710         -           7,810
Net Income                    -         -       -         -             -       1,411,811    1,411,811
                         ---------  --------  ------  ---------  -----------  ------------ ------------
Balance, March 31, 1998  3,130,436  $313,044  10,000  $(95,975)  $25,345,586  $(3,479,762) $22,082,893

Net Loss                      -         -       -         -             -      (6,227,667)  (6,227,667)
                         ---------  --------  ------  ---------  -----------  ------------ ------------
Balance, March 31, 1999  3,130,436  $313,044  10,000  $(95,975)  $25,345,586  $(9,707,429) $15,855,226
                         ---------  --------  ------  ---------  -----------  ------------ ------------


                    The accompanying notes to consolidated financial statements are an integral part of these statements.

                     CARETENDERS HEALTH CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Year Ended March 31,
                                               ------------------------------------------
                                                   1999           1998           1997
                                               ------------   ------------   ------------
Cash flows from operating activities:
 Net income (loss)                             $(6,227,667)   $ 1,411,811    $ 1,759,370
 Adjustments to reconcile net income to net
 cash provided by (used in)
 Operating activities:
  Depreciation and amortization                  2,414,472      2,582,653      2,239,194
  Provision for uncollectible accounts           2,337,373      2,634,985      2,215,537
  Goodwill write-down                            6,967,560           -              -
  Loss on disposal of certain operations         1,648,538           -              -
  Cumulative effect of change in accounting
   principle                                       651,090           -              -
  Deferred income taxes                         (2,774,000)       574,000       (192,000)
  Other                                           (250,000)          -              -
                                               ------------   ------------   ------------
                                                 4,767,366      7,203,449      6,022,101
Change in certain net current assets,
 net of the effects of acquisitions
 and dispositions
 (Increase) decrease in:
   Accounts receivable                          (1,495,526)    (6,143,660)    (5,455,101)
   Prepaid expenses and other current assets       237,059        171,743       (274,784)
   Other assets                                   (560,135)      (199,344)      (551,245)
  Increase (decrease) in:
   Accounts payable and accrued expenses        (2,590,453)     3,158,029        156,628
   Other liabilities                              (369,140)       (61,443)      (199,978)
Net cash provided by (used in)                 ------------   ------------   ------------
 operating activities                              (10,829)     4,128,774       (302,379)
                                               ------------   ------------   ------------
Cash flows from investing activities:
 Capital expenditures                           (2,393,225)    (4,017,796)    (2,620,942)
 Proceeds from sale of assets                    1,415,000           -              -
 Acquisitions, net of cash acquired               (164,090)    (4,439,746)    (1,084,846)
Net cash (used in) provided by                 ------------   ------------   ------------
 investing activities                           (1,142,315)    (8,457,542)    (3,705,788)
                                               ------------   ------------   ------------
Cash flows from financing activities:
 Principal payments on term debt                  (124,010)      (163,549)      (441,202)
 Net revolving credit facility borrowings        1,491,612      4,302,006      3,902,932
Net cash provided by (used in)                 ------------   ------------   ------------
 financing activities                            1,367,602      4,138,457      3,461,730
                                               ------------   ------------   ------------

Net (decrease) increase in cash                    214,458       (190,311)      (546,437)

Cash and cash equivalents at beginning of year     824,293      1,014,604      1,561,041
                                               ------------   ------------   ------------
Cash and cash equivalents at end of year       $ 1,038,751    $   824,293    $ 1,014,604
                                               ============   ============   ============

Cash Paid for:
  Interest                                     $ 1,541,000    $ 1,049,000    $   691,000
  Taxes                                        $   175,000    $   197,000    $    52,000


              The accompanying notes to consolidated financial statements are an integral part of these  statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

BASIS OF CONSOLIDATION AND DESCRIPTION OF BUSINESS
--------------------------------------------------
The consolidated financial statements include the accounts of Caretenders Health Corp. and its wholly-owned subsidiaries ("the Company"). The Company provides 1) adult day health services, and 2) ancillary services as follows:
a)visiting nurse services and b) product operation services (infusion therapy,
oxygen and durable medical equipment).   The Company has operations in Alabama,
Connecticut, Florida, Indiana, Kentucky, Maryland, Massachusetts, and Ohio.
All material intercompany transactions and accounts have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS
-------------------------
The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Uninsured deposits at March 31, 1999, and 1998 were approximately $939,000 and $724,000, respectively.

PROPERTY AND EQUIPMENT
----------------------
Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives. The estimated useful lives of depreciable assets are as follows:

                                                 Estimated
                                                Useful Life
                                                -----------
               Buildings and improvements             30
               Leasehold improvements               3-10
               Medical equipment                    2-10
               Office and other equipment           3-10
               Transportation equipment              3-5

Included in property and equipment is rental equipment which may be sold. Upon sale, the cost net of related accumulated depreciation is charged to costs of sales and services.

COST IN EXCESS OF NET ASSETS ACQUIRED
-------------------------------------
The costs in excess of fair value of net assets acquired are stated at cost and amortized on a straight-line basis over their estimated useful lives which range from 20 (approximately $1.2 million, net) to 40 years (approximately $6.2 million, net).

Subsequent to its acquisitions, the Company evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company utilizes appropriate methods (such as discounted cash flows over the remaining life of the goodwill), in measuring whether or not the goodwill is recoverable.

During the quarter ended June 30, 1998, the Company recorded a non-recurring write-down of goodwill of $6,967,560. This write-down was the result of April 1, 1998 changes in Medicare reimbursement and their resulting impact on the home health market place and the Company. The write-down of goodwill was required under Statement of Financial Accounting Standard No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of", based upon management's estimate of the impact of the changes in Medicare reimbursement for home health nursing services. Management determined that this impact indicated the carrying value of goodwill should be written down by approximately $7 million based on the net present value of expected future cash flows of specific acquired (primarily Medicare) nursing operations. This write-down is reflected in the accompanying consolidated statements of operations.

CAPITALIZATION POLICIES
-----------------------
Maintenance, repairs and minor replacements are charged to expense as incurred. Major renovations and replacements are capitalized to appropriate property and equipment accounts. Upon sale or retirement of property, the cost and related accumulated depreciation are eliminated from the accounts and the related gain or loss is recognized in income.

Construction costs incurred to ready a project for its intended use are capitalized for major development projects and are amortized over the lives of the related assets.

PREOPENING COSTS
----------------
Effective April 1, 1998, the Company adopted AICPA Statement of Position 98-5 "Reporting on the Costs of Start-up Activities" (SOP 98-5) which requires all costs incurred readying a new business for operation prior to revenue generation to be expensed as incurred. The Company had previously deferred such costs and amortized them over a period of 24 months, which was permissible previous to the issuance of SOP 98-5. Accordingly, the accompanying statement of operations for the year ended March 31, 1999 includes a non-recurring, net of tax, expense of approximately $383,000 for the cumulative effect of this change in accounting principle. This consisted of a $651,000 write-off of assets net of a $268,000 tax benefit.

NET REVENUES
------------
The Company is paid for its services primarily by federal and state third-party reimbursement programs, commercial insurance companies, and patients. Revenues are recorded at established rates in the period during which the services are rendered. Appropriate allowances to give recognition to third party payment arrangements are recorded when the services are rendered.

Approximately 67%, 68%, and 66%, of net revenues for the fiscal years ended March 31, 1999, 1998, and 1997, respectively, were derived under federal and state third-party reimbursement programs. These revenues are based, in part, on cost reimbursement principles and are subject to examination and retroactive adjustment by agencies administering the programs Approximately 34%, 39%, and 34%, of net revenues for the fiscal years ended March 31, 1999, 1998, and 1997, respectively, were derived from cost reimbursed programs. Management continuously evaluates the outcome of these reimbursement examinations and provides allowances for losses based upon the best available information. Net revenues for the year ended March 31, 1999 included approximately $1.1 million resulting from the favorable settlement of prior years' Medicare cost reports. In the opinion of management, adjustments, if any, would not be material to the financial position or the results of operations of the Company.

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

NET INCOME (LOSS) PER SHARE
---------------------------
Net income per share is presented as a unit of basic shares outstanding and diluted shares outstanding. Diluted shares outstanding is computed based on the weighted average number of common shares and common equivalent shares outstanding. Common equivalent shares result from dilutive stock options and warrants. The following table is a reconciliation of basic to diluted shares used in the earnings per share calculation:

                                                       For the Fiscal Years Ended March 31,
                                                       -----------------------------------
                                                          1999         1998        1997
                                                       ----------   ----------  ----------
 Basic outstanding shares at year end                   3,120,436    3,120,436   3,119,436

 Add-common equivalent shares representing shares
 issuable upon  exercise of dilutive options
 and warrants                                                 -0-(a)    41,270      22,429
                                                       ----------   ----------  ----------
 Diluted weighted average number of shares at year end  3,120,436    3,161,706   3,141,865
                                                       ==========   ==========  ==========

(a) Due to the net loss incurred in fiscal 1999, common equivalent shares are excluded due to their anti-dilutive effect.

REVERSE STOCK SPLIT
-------------------
On March 22, 1995, the shareholders approved and implemented a one (1) for five
(5) reverse stock split. Simultaneously, the par value per common share changed from $.02 per share to $.10.

USE OF ESTIMATES
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Refer also to the notes "NET REVENUES" and "HEALTHCARE REFORM LEGISLATION, REGULATIONS AND MARKET CONDITIONS".

FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------
The Company's financial instruments consist of cash, accounts receivable and payable and debt instruments. The book values of cash and accounts receivable and payable are considered representative of their respective fair values. The fair value of the Company's debt instruments approximate their carrying values as substantially all of such debt has rates which fluctuate with changes in market rates.

FINANCIAL STATEMENT RECLASSIFICATIONS
-------------------------------------
Certain amounts have been reclassified in the 1998 and 1997 financial statements in order to conform them to the 1999 presentation. Such reclassifications had no effect on previously reported net income

NEW ACCOUNTING PRONOUNCEMENT
----------------------------
Effective April 1, 1999, the Company adopted Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 identifies the characteristics of internal-use software and specifies that once the preliminary project stage is complete, external direct costs, certain direct internal payroll and payroll-related costs and interest costs incurred during the development of computer software for internal use should be capitalized and amortized. For the year ended March 31, 1999, the Company capitalized approximately $450,000 of internally developed software costs and third party software purchases incurred in 1999 associated with all active projects, including those that were in process at March 31, 1999.


NOTE 2 - HEALTHCARE REFORM LEGISLATION, REGULATIONS AND MARKET CONDITIONS
-------------------------------------------------------------------------

Health Care Reform
------------------
The health care industry, particularly the visiting nurse and product segments, has experienced, and is expected to continue to experience, extensive and dynamic change. In addition to economic forces and regulatory influences, continuing political debate is subjecting the health care industry to significant reform. Health care reforms have been enacted as discussed elsewhere in this document and proposals for additional changes are continuously formulated by departments of the Federal government, Congress, and state legislatures. Certain adverse changes in Medicare reimbursement for oxygen therapy services and Medicare-certified home health services became effective for the Company on January 1, and April 1, 1998 respectively. See "Reimbursement Changes" below.

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

Reimbursement Changes
---------------------
In August of 1997, President Clinton signed into law the Balanced Budget Act of 1997 (the BBA). This bill made significant changes in the reimbursement system for Medicare-certified home health services. The primary changes that effected the Company included a reduction in the reimbursement for oxygen therapy services and a restructuring of the reimbursement system related to Medicare-certified home care agencies.

Oxygen Reimbursement
Medicare reimbursement for certain oxygen therapy services and products was cut 25% for services provided on or after January 1, 1998 and an additional 5% cut took effect on January 1, 1999. Future increases have been tied to the Consumer Price Index and will not resume until 2003. Revenues and pre-tax income for the years ended March 31, 1999 and 1998 were approximately $1 million and $250,000, respectively, lower than they would have been had this reimbursement reduction not taken place.

Interim Payment System for Medicare Certified Home Health Nursing Services
The BBA also included a revised Interim Payment System (IPS) for Medicare-certified home health services. IPS remains a cost-based reimbursement system. However, per visit cost limits were reduced and a new "Per Beneficiary Limit" (PBL) was added. IPS became effective for all home care agencies for cost reporting years beginning on or after October 1, 1997. For the Company's agencies the new system went into effect on April 1, 1998. The BBA states that IPS will remain in effect until a new prospective payment system (PPS) is implemented for cost reporting years beginning on or after October 1, 1999. In legislation passed in October 1998, this date was extended to October 1, 2000 which would go in effect for the Company's agencies on April
1, 2001.   In the event that home care PPS is not implemented by October 1,
2000 the BBA as legislated required cost limits then in existence to be lowered by an additional 15%.

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

The Company believes that IPS is causing a contraction of Medicare home health operations nationwide and is, despite Congressional intentions and HCFA assurances to the contrary, a reduction of the Medicare home care benefit. Visits performed by the Company for Medicare beneficiaries declined from 523,000 in 1998 to 350,000 in 1999 for a reduction of approximately 33%.

In late calendar 1997 and early 1998, the Company developed and began implementing action plans to operate under IPS. However, HCFA published final rules on March 31, 1998 that were substantially worse than the industry expected. Accordingly, in April 1998, the Company revised its action plans to further reduce costs (including staff reductions) and appropriately control utilization for operation in the IPS environment. Since April 1, 1998, the Company has experienced a decline in census, volumes, and length of stay commensurate with the expectations outlined above. As a result, the Company experienced a decline in revenues and contribution from this portion of its operations (which incurred costs of approximately $2.6 million in excess of the new Medicare reimbursement limits during fiscal 1999).

In July 1998, the Company executed a restructuring plan including work force reduction, branch closings, and changes in compensation programs designed to lower its operating costs and recorded a related charge of $550,000 before taxes for severance, branch closings and other non-recurring expenses. As a part of this restructuring program, the Company recorded a non-recurring write-down of goodwill of approximately $7 million before taxes due to the Medicare reimbursement impact on the home health operating environment. The write-down of goodwill was required under Statement of Financial Accounting Standard No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" based upon management's estimate of the impact of the changes in Medicare reimbursement for home health nursing services. Management determined that this impact indicated the carrying value of goodwill should be written down by approximately $7 million, based on the net present value of expected future cash flows of specific (primarily Medicare) acquired nursing operations. This write-down is reflected in the accompanying consolidated statement of operations.

In October 1998, HCFA announced new cost per visit limits which will be in effect for the Company's fiscal year ending March 31, 2000 that are approximately 9% higher than the limits in place during fiscal 1999. The Company's operating costs exceeded limits by approximately 7% in the fiscal year ended March 31, 1999. For the year ended March 31, 1999 revenues subject to IPS were $28.7 million or 29.5% of total revenues compared to $34.0 million and 35.7% in the year ended March 31, 1998.

With respect to PPS and the October 1, 2000 deadline, rules and regulations have not yet been published by HCFA and there can be no assurance that such deadline will be met. Such a prospective payment system, or in the alternative such lower cost limits, could have a material adverse effect on the operating results and cash flows of the Company.

If the PPS deadline is not met and the further 15% limit reduction is made, the Company would make every effort to operate within the lower limits. The Company is unable to predict at this time whether it would be able to operate all of its agencies under such limits nor is it able to state at this time what alternative actions, if any, it might take.

State legislative proposals continue to be introduced that would impose more limitations on payments to providers of health care services such as the Company. Many states have enacted, or are considering enacting, measures that are designed to reduce their Medicaid expenditures.

The Company cannot predict what additional government regulations may be enacted in the future affecting its business or how existing or future laws and regulations might be interpreted, or whether the Company will be able to comply with such laws and regulations in its existing or future markets.

NOTE 3 - CONTRACT MANAGEMENT SERVICES
-------------------------------------
Prior to October 1, 1998 the Company managed two home health agencies operating in the Louisville, KY area, which were owned by Columbia/HCA. The Company performed management services pursuant to management agreements scheduled to expire in February and June 2000. On September 30, 1998 Columbia/HCA sold the agencies to a third party and notified the Company that its services would no longer be needed for home health visits performed after that date.
Accordingly, revenues and segment contribution both declined by close to 60% in 1999 from 1998 due to termination of the contract.

In October 1998, the Company entered into litigation with Columbia/HCA arising from the management agreements between the parties. In December, 1998 the parties reached an agreement under which Columbia/HCA has paid the Company a total of $1.5 million in settlement of breach claims and in return for certain wind-down services to be provided through June, 1999. Of the settlement payments, $150,000 offsets the estimated costs of providing the wind-down services. The balance of $1,350,000 ($793,000 or $.25 per share after tax) was recognized as a non-recurring litigation settlement gain in the third quarter. As of March 31, 1999 $375,000 remained in an escrow account and was subsequently collected by June 1999.

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES
----------------------------------------------
Accounts payable and accrued expenses at March 31, 1999 and 1998 consisted of the following:

                                            1999          1998
                                        -----------   -----------
          Trade payables                $ 3,515,058   $ 5,769,528
          Wages and employee benefits     3,576,379     5,106,929
          Accrued taxes                   1,586,454       845,694
          Other                             870,757       416,950
                                        -----------   -----------
                                        $ 9,548,648   $12,139,101
                                        ===========   ===========

NOTE 5 - PROPERTY AND EQUIPMENT
-------------------------------
Property and equipment, including equipment under capital leases, consist of the following:

                                     March 31, 1999   March 31, 1998
                                     --------------   --------------
      Buildings and improvements     $   1,499,992    $   1,407,526
      Leasehold improvements             3,661,101        3,025,895
      Medical  equipment                 6,860,882        6,841,810
      Office and other equipmen          6,208,628        6,025,795
      Transportation equipment           1,404,411        1,636,628
                                     --------------   --------------
                                        19,635,014       18,937,654
      Less accumulated depreciation    (12,181,810)     (11,185,551)
                                     --------------   --------------
                                     $   7,453,204    $   7,752,103
                                     ==============   ==============

Depreciation expense was approximately $2.2 million, $1.8 million and $1.8 million for the fiscal years ended March 31, 1999, 1998, and 1997, respectively.

NOTE 6 - REVOLVING CREDIT FACILITY
----------------------------------
The Company has $18 million in credit facilities, comprised of $15 million with the Healthcare Financial Services Division of Heller Financial, Inc. (approximately $12.5 million and $11.0 million outstanding at March 31, 1999 and 1998 respectively) and a $3 million demand note with Bank One, Kentucky NA. Interest accrues on amounts drawn under the facility at a rate of 1 percent over prime for the Heller facility and at a rate of 1/2 percent over prime for the Bank One facility. Availability from the Heller facility is determined pursuant to a formula principally consisting of a percentage of accounts receivable subject to certain exclusions.

At March 31, 1999, the Company had total cash and unused borrowings of approximately $2.5 million. The Heller facility remains in effect until October 13, 2000 and for annual one year terms thereafter unless either party to the credit agreement provides the other with a written notice of termination one year and 60 days prior to the renewal date. As of March 31, 1999, the Company was in default of certain financial covenants of the Heller facility, however, Heller has waived these defaults.

The Company has a commitment from Bank One for a new $20 million credit facility (to replace the existing facilities) which is expected to be in place prior to August 31, 1999. If the Company is unable to close this facility or obtain other satisfactory financing it could have an adverse impact on the Company's liquidity and its ability to execute its development plans.

Management will continuously evaluate additional capital including possible debt and equity investments in the Company to support a more rapid development of the business than would be possible with internal funds.

NOTE 7 - TERM DEBT
------------------
Term debt consists of the following:

                                                     March 31, 1999   March 31, 1998
                                                     --------------   --------------
The Company has various promissory notes and
capital leases with interest rates ranging 8%
to 10.375% due in varying monthly amounts
ranging from $2,000 to $5,000, related to and
collaterized by certain real property and
equipment expiring at various dates through 2002.     $    697,359     $    427,369
                                                     --------------   --------------
Less current portion                                      (122,749)        (230,185)
                                                     --------------   --------------
Non-current obligations                               $    574,610     $    197,184
                                                     ==============   ==============


As of March 31, 1999, maturities of term debt are as follows:

                    2000                   $    122,749
                    2001                        230,343
                    2002                        344,267
                                           --------------
                    Total maturities       $    697,359
                                           ==============


NOTE 8 - INCOME TAXES
---------------------
The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the Company's book and tax bases of assets and liabilities and tax carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. The principal tax carryforwards and temporary differences were as follows:

                                             March 31, 1999      March 31, 1998
                                             --------------      --------------
     Deferred tax assets
     -------------------------------------
     Nondeductible reserves and allowances   $     669,000       $     879,000
     Intangibles                                 2,455,000                -
     Net operating loss carryforwards            1,198,000             232,000
     Accelerated depreciation                      792,000             432,000
     AMT Credit                                     58,000              41,000
     Other                                           9,000                -
                                             --------------      --------------
                                                 5,181,000           1,584,000
     Valuation allowance                          (451,000)           (116,000)
                                             --------------      --------------
                                             $   4,730,000       $   1,468,000
                                             ==============      ==============
     Deferred tax liabilities
     -------------------------------------
     Accounts receivable                     $   1,173,000       $     605,000
     Other                                          93,000             173,000
                                             --------------      --------------
                                             $   1,266,000       $     778,000
                                             ==============      ==============
     Net deferred tax assets                 $   3,464,000       $     690,000
                                             ==============      ==============

Provision (benefit) for income taxes consist of the following:

                                                  March 31,
                                ---------------------------------------------
                                     1999            1998             1997
                                ------------    ------------     ------------
Federal - Current               $    41,000     $   267,000      $   200,000
State and local - Current           345,000         150,000          148,000
Deferred                         (2,573,000)        574,000         (192,000)
                                ------------    ------------     ------------
                                $(2,187,000)    $   991,000      $   156,000
                                ============    ============     ============

A reconciliation of the statutory to the effective rate of the Company is as follows:

                                                              March 31,
                                              ----------------------------------------
                                                  1999          1998          1997
                                              ------------  ------------  ------------
Tax provision (benefit) using statutory rate  $(2,731,000)  $   817,000   $   651,000
Goodwill                                          361,000        79,000        75,000
Valuation Allowance                               335,000       116,000    (1,156,000)
State and local taxes, net of federal benefit    (234,000)      186,000       155,000
Other, net                                         82,000       207,000       431,000
                                              ------------  ------------  ------------
                                              $(2,187,000)  $   991,000   $   156,000
                                              ============  ============  ============

The Company has provided a valuation allowance against certain net deferred tax assets based upon management's estimation of realizability of those assets through future taxable income. This valuation was based in large part on the

Company's history of generating operating income or losses in individual tax locales and expectations for the future. The Company's ability to generate the expected amounts of taxable income from future operations to realize its recorded net tax assets is dependent upon general economic conditions, competitive pressures on revenues and margins and legislation and regulation at all levels of government. There can be no assurances that the Company will meet its expectations of future taxable income. However, management has considered the above factors in reaching its conclusions that it is more likely than not that future taxable income will be sufficient to fully utilize the net deferred tax assets as of March 31, 1999.

As of March 31, 1999, the Company had a Federal net operating loss carryforward of approximately $2.2 million expiring in 2014.


NOTE 9 - Shareholders Equity
----------------------------

Employee Stock Option Plans
---------------------------
1. The Company has a Nonqualified Stock Option Plan which provides for the granting of options to key employees, officers, and directors, to purchase up to 220,000 shares of the Company's common stock. The Board of Directors determined the amount and terms of the options which cannot exceed ten years.

2. The Company has a Supplemental Nonqualified Stock Option Plan which provides options to purchase up to 40,000 shares of the Company's common stock to key employees and non-employee consultants. The Board of Directors determined the amount and terms of the options, which cannot exceed ten years. The period of time for granting options under this plan has expired.

3. The Company has a 1991 Long-term Incentive Nonqualified Stock Option Plan which provides options to purchase of up to 500,000 shares of the Company's common stock to key employees, officers, and directors. The Board of Directors will determine the amount and terms of the options, which cannot exceed ten years.

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

Changes in qualified options, non-qualified options, and supplemental non-qualified options and warrants outstanding are summarized as follows:

                                 Warrants             Options
                           -------------------   ------------------
                                     Wtd. Avg             Wtd. Avg
                           Shares    Ex. Price   Shares   Ex. Price
                           -------   ---------   -------  ---------
     March 31, 1996        286,600    $12.15     523,300   $ 7.82
      Granted                 -                   41,500   $ 6.30
      Exercised               -                     -
      Terminated            20,000    $13.75      26,000   $ 4.34
                           -------               -------
     March 31, 1997        266,600    $12.03     538,800   $ 7.87
      Granted                 -                   46,500   $ 8.11
      Exercised               -                    1,000   $ 7.81
      Terminated              -                  151,300   $ 8.57
                           -------               -------
     March 31, 1998        266,600    $12.03     433,000   $ 7.65
      Granted                 -                  271,800   $ 2.37
      Exercised               -                     -
      Terminated              -                   96,800   $ 6.69
                           -------               -------
     March 31, 1999        266,600    $12.03     608,000   $ 2.57
                           =======               =======

At March 31, 1999 and 1998, 266,600 warrants were exercisable. The following table details exercisable options and related information:

                                             1999           1998
                                           -------        --------
     Excercisable at end of year           136,850        350,000
     Weighted Average Exercise Price         $2.83          $7.80

     Weighted Average of Fair Value
      of options Granted during the year     $0.82          $5.01


The Company applies APB Opinion 25 and related interpretations in accounting for its stock option plans. In 1995, Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" (SFAS 123) was issued and, if fully adopted, changes the method of recognition of costs on plans similar to the Company's. The Company adopted the disclosure-only provisions of SFAS 123. Accordingly, no compensation cost has been recognized for the Company's stock option plans. Had compensation cost for the stock option plans been determined based upon the fair value at the grant date for the awards in 1999, 1998 and 1997 consistent with the provisions of SFAS 123, the effect on net income and earnings per share would have been reduced to the following pro forma amounts:

                                1999             1998             1997
                            ------------     ------------     ------------
Net Income:  As Reported    $(6,227,667)     $ 1,411,811      $ 1,759,370
             Pro Forma       (6,394,105)       1,274,061        1,582,801
Basic EPS:   As Reported    $     (2.00)     $      0.45      $      0.56
             Pro Forma            (2.05)            0.41             0.51
Diluted EPS: As Reported    $     (2.00)     $      0.45      $      0.56
             Pro Forma            (2.05)            0.40             0.50


Because the SFAS 123 method of accounting has not been applied to options award prior to April 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

The following table summarizes information about stock options outstanding at March 31, 1999:

                      Options Outstanding                           Options Exercisable
--------------------------------------------------------------   --------------------------
                  Outstanding        Wtd. Avg.                    Exercisable
   Range of          As of           Remaining       Wt. Avg.        As of        Wt. Avg.
   Ex. Price     March 31, 1999   Contractual Life   Ex. Price   March 31, 1999   Ex. Price
--------------   --------------   ----------------   ---------   --------------   ---------
     $1.95           19,500             0.9           $ 1.95         19,500        $ 1.95
 $2.00 - 3.00       581,400             5.9           $ 2.47        111,500        $ 2.42
  Over $3.00          7,100             2.9           $12.59          5,850        $13.62
                 --------------                                  --------------
 $1.95 - 18.15      608,000             5.6           $ 2.57        136,850        $ 2.83
                 ==============                                  ==============

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for awards in 1999 and 1998 respectively: risk-free interest rates of 4.8% and 5.8%, expected volatility of approximately 106% and 51%, expected lives of 6.96 and 7.5 years and no expected dividend yields.

On December 14, 1998, the Company modified the terms of options for approximately 320,900 shares of stock and terminated and reissued options for approximately 54,000 shares reducing the exercise price to $2.63 per share from prices ranging from $5 to 16 per share. The shares now vest 25% at the end of each six-month period following the modification. No compensation expense was required to be recorded in the accompanying financial statements as a result of this modification.

Shareholders Rights Plan
On February 1, 1999 the Company implemented a shareholder protection rights plan. One right was distributed as a dividend on each share of common stock of the Company held of record as of the close of business on February 16, 1999. The rights will be exercisable only if a person or group acquires beneficial ownership of 20% or more of the Company's common stock or announces a tender of exchange offer upon consummation of which, such person or group would beneficially own 20% or more of the common stock of the Company. If the rights are triggered, then each right not owned by the acquiring person or group entitles its holder to purchase shares of Company common stock at the right's current exercise price, having a value of twice the right's exercise price.
The Company may redeem the rights at any time until the close of business on the tenth business day following and announcement by the Company that an acquiring person or group has become the beneficial owner of 20% or more of the Company's common stock.

NOTE 10 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

(a)   Operating Leases
      -----------------
The Company leases certain real estate, office space, vehicles and equipment under noncancellable operating leases expiring at various dates through 2008. Rent expense amounted to approximately $5.0, $4.5, and $3.5 million for 1999,
1998, and 1997, respectively.   At March 31, 1999 the minimum rental payments
under these leases are as follows:

                    2000               $3,797,482
                    2001                3,268,454
                    2002                2,177,940
                    2003                1,565,711
                    2004                1,026,861

(b)   Employment Contracts
      --------------------
The Company has an employment contract with an officer. In connection with this contract, the Company is contractually obligated to pay an annual base salary of $190,000 for one year with automatic one year renewals. In addition, the agreement contains contingent obligations associated with performance bonuses and severance.

(c)   Medical Malpractice Claims
      --------------------------
The Company has insurance coverage with respect to medical malpractice risks. The malpractice insurance coverage provides coverage up to $1,000,000 per occurrence, and has no deductible for which the Company would be responsible.

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

(d)   Legal Proceedings
      -----------------
The Company is currently, and from time to time, subject to claims and suits arising in the ordinary course of its business, including claims for damages for personal injuries. In the opinion of management, the ultimate resolution of any of these pending claims and legal proceedings will not have a material effect on the Company's financial position or results of operations.

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

In January 1997, Aetna Life & Casualty withdrew its claim against the Company without prejudice.

NOTE 11 - ACQUISITIONS
----------------------
In the fourth quarter of fiscal 1998 the Company completed four separate acquisitions of home and community-based health care businesses in transactions accounted for as purchases. The results of operations for these business have been included in the accompanying financial statements from the date of each
acquisition.   The aggregate purchase was approximately $10 million of which approximately $4.4 million was paid in cash with the balance assumed in liabilities. The transactions resulted in approximately $6 million of cost in excess of net assets acquired (goodwill) most of which was written off in June 1998 (see Note 1). The balance of approximately $150,000 is being amortized on a straight line basis over its estimated useful life (twenty years) (see also
Note 1). The impact of the above acquisitions was not significant for any of the periods presented and, accordingly, proforma amounts are not presented illustrating the effects of such acquisitions.

NOTE 12 - SEGMENT DATA
----------------------
The Company operates in four reportable business segments: adult day health services, visiting nurses, product operations and contract management services. Reportable segments have been identified based upon how management has organized the business by services provided to customers and the criteria in SFAS 131, "Disclosures about Segment of an Enterprise and Related Information". Selling, general and administrative expenses incurred at the corporate level have not been allocated to the segments. Identifiable assets are those used in the operations of each business segment. The following table sets forth the selected results of operations by business segment:


In thousands                            1999       1998       1997
-----------------------------------  ---------  ---------  ---------
Net Revenues
-----------------------------------
Adult Day Health Services            $ 38,379   $ 30,490   $ 25,185
Visiting Nurses                        35,666     39,950     29,438
Product Operations                     21,517     20,926     18,827
Contract Management Services            1,600      3,817      3,323
                                     ---------  ---------  ---------
                                     $ 97,162   $ 95,183   $ 76,773
                                     ---------  ---------  ---------
Earnings before interest, taxes,
depreciation and amortization
before unusual items
-----------------------------------
Adult Day Health Services            $  5,403   $  3,166   $  3,564
Visiting Nurses                         1,984      4,133      3,187
Product Operations                      5,706      5,720      5,039
Contract Management Services            1,301      3,078      2,499
                                     ---------  ---------  ---------
                                     $ 14,393   $ 16,097   $ 14,289
Corporate/Unallocated                  10,633     10,118      9,363
                                     ---------  ---------  ---------
                                     $  3,760   $  5,979   $  4,926
                                     ---------  ---------  ---------
Unusual Items
-----------------------------------
Adult Day Health Services            $    113        -          -
Visiting Nurses                         6,658        -          -
Product Operations                      2,095        -          -
Contract Management Services           (1,350)       -          -
                                     ---------  ---------  ---------
                                     $  7,516        -          -
Corporate/Unallocated                     300        -          -
                                     ---------  ---------  ---------
                                     $  7,816        -          -
                                     ---------  ---------  ---------
Identifiable Assets
-----------------------------------
Adult Day Health Services            $ 11,760   $ 12,225   $  9,420
Visiting Nurses                        12,756     17,890      9,259
Product Operations                     13,223     14,663     13,755
Contract Management Services              375        397        724
                                     ---------  ---------  ---------
                                     $ 38,114   $ 45,176   $ 33,158
Corporate/Unallocated                   4,648      4,357      5,587
                                     ---------  ---------  ---------
                                     $ 42,762   $ 49,533   $ 38,745
                                     ---------  ---------  ---------
Capital Expenditures
-----------------------------------
Adult Day Health Services            $    873   $  1,693   $    795
Visiting Nurses                           162         70        117
Product Operations                      1,102      1,636      1,092
Contract Management Services              -          -          -
                                     ---------  ---------  ---------
                                     $  2,137   $  3,399   $  2,004
Corporate/Unallocated                     647        619        617
                                     ---------  ---------  ---------
                                     $  2,784   $  4,018   $  2,621
                                     ---------  ---------  ---------
Depreciation and Amortization
-----------------------------------
Adult Day Health Services            $    549   $    860   $    784
Visiting Nurses                           135        134         72
Product Operations                        938        895        906
Contract Management Services              -          -          -
                                     ---------  ---------  ---------
                                     $  1,622   $  1,889   $  1,762
Corporate/Unallocated                     793        500        477
                                     ---------  ---------  ---------
                                     $  2,415   $  2,389   $  2,239
                                     ---------  ---------  ---------

NOTE 13-LOSS ON DISPOSITION OF CERTAIN OPERATIONS
-------------------------------------------------
In the fourth quarter, the Company completed the sale of its Richmond, VA nursing operations to Olsten Corp, a national home health provider, and in a separate action closed its Boston, MA home medical equipment operations. These activities resulted in a $1.6 million charge shown in the accompanying statements of operations. The Richmond sale generated cash proceeds of approximately $850,000 and a pre-tax gain of approximately $450,000. The closure of the Boston operations generated a pre-tax loss of approximately $2,148,000 consisting primarily of write-downs of goodwill, fixed assets and accounts receivable based on management's estimate of net realizable value in
post-closure liquidation.   In the aggregate, the affected operations generated
revenues of $4.1 million and contributed pre-tax losses of $390,000 in the year ended March 31, 1999 and $4.7 million in revenues and $254,000 of pre-tax income in the year ended March 31, 1998.

NOTE 14-RESTRUCTURING CHARGE
----------------------------
In July 1998 the Company executed a restructuring plan including work force reduction, branch closings, and changes in compensation programs. The Company recorded a pretax charge of $550,000 in the second quarter of fiscal 1999 related to restructuring activities. The charge included approximately $412,000 for work force reductions, $84,000 for branch closing costs and $54,000 for work force reorganization. As of March 31, 1999, the Company has a restructuring reserve balance of approximately $12,000 which is primarily comprised of amounts related to branch closings.

NOTE 15 - QUARTERLY FINANCIAL DATA (UNAUDITED)
----------------------------------------------
Summarized quarterly financial data for years ended March 31, 1999 and 1998 are as follows (in thousands except per share data):

                                    1999                                     1998
                  --------------------------------------   --------------------------------------
                    First    Second     Third    Fourth     First     Second     Third    Fourth
                  --------  --------  --------  --------   --------  --------  --------  --------
Net Revenues      $23,666   $24,524   $24,821   $24,150    $21,521   $22,834   $23,436   $27,392
Gross Profit        3,336     4,483     4,743     4,169      4,443     4,882     4,744     4,663
Net Income (Loss)  (5,748)     (156)    1,063    (1,386)       293       415       410       294
 Per Share
  Basic            ($1.84)   ($0.05)    $0.34    ($0.44)     $0.09     $0.13     $0.13     $0.09
  Diluted          ($1.84)   ($0.05)    $0.34    ($0.44)     $0.09     $0.13     $0.13     $0.09


                Report of Independent Public Accountants
                ----------------------------------------

To the Stockholders of Caretenders Health Corp.:

We have audited the accompanying consolidated balance sheets of Caretenders Health Corp. (a Delaware corporation) and subsidiaries as of March 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Caretenders Health Corp. and subsidiaries as of March 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1999 in conformity with generally accepted accounting principles.



                                                   ARTHUR ANDERSEN LLP


Louisville, Kentucky
June 25, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to the Company's directors and executive officers.


Name                      Age  Position with the Company
------------------------  ---  -----------------------------------------------------------
William B. Yarmuth (1)     47  Chairman of the Board President and Chief Executive Officer

C. Steven Guenthner (2)    38  Senior Vice President and Chief Financial Officer

Mary A. Yarmuth (3)        53  Senior Vice President - Service Development

Ric Pritchard (4)          44  Senior Vice President -- Operations

Todd Lyles (5)             37  Senior Vice President - Planning and Development

Steven B. Bing (6)         52  Director

Patrick B. McGinnis (7)    52  Director

Donald G. McClinton (8)    66  Director

Tyree G. Wilburn (9)       47  Director

Jonathan Goldberg (10)     48  Director

Wayne T. Smith (11)        53  Director



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

(4) Ric Pritchard has served as Senior Vice President Operations of the Company since February of this year. Ric has been in the field of Home Healthcare since 1981 in the areas of Home Infusion, HME, Managed Care and Home health Nursing. His functional responsibilities have encompassed sales, sales management, operations, operations management, managed care contracting and management and senior management with American Hospital Supply Corp./ Baxter, Healthdyne/ HNS/ NMC Homecare and Olsten Health Services, Inc.

(5) P. Todd Lyles joined the Company as Senior Vice President Planning and Development in October 1997. Prior to joining the Company Mr. Lyles was Vice President Development for the Kentucky Division of Columbia/HCA, a position he had held since 1993. Mr. Lyles experience also includes 8 years with Humana Inc. in various financial and hospital management positions.

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

(8) Donald G. McClinton was elected a director in October 1994. From 1986 to 1994, Mr. McClinton was co-chairman of Interlock Industries, Inc., a privately held company engaged in metal fabrication, corrugated container manufacturing, aluminum processing and transportation. Presently, Mr. Clinton is President and part owner of Skylight Thoroughbred Training Center, Inc., a thoroughbred course training center. He is also a director of Jewish Hospital Systems, Inc., and Mid-America Bancorp.

(9) Tyree G. Wilburn was elected a director in January 1996. Mr. Wilburn is a private investor. From 1992 to 1996, Mr. Wilburn was Chief Development Officer of Community Health Systems, Inc. and, most recently, Executive Vice President and Chief Financial and Development Officer. From 1974 to 1992 Mr. Wilburn was with Humana Inc. where he held senior and executive positions in mergers and acquisitions, finance, planning, hospital operations, audit and investor relations. He is also a director of several private companies.

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



COMPLIANCE WITH SECTION 16 (a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16 (a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of stock ownership and reports of changes in stock ownership and to provide the company with copies of all such forms they file. Based solely on its review of such copies or written representations from reporting persons, the Company believes that all reports were filed on a timely basis, except that Form 5 reports were not timely filed with respect to phantom stock units held in the non-employee directors deferred compensation program.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth information concerning compensation paid by the Company for services rendered in all capacities during the last three fiscal periods to the Chief Executive Officer and the most highly compensated executive officers during fiscal year 1999.

                        Summary Compensation Table
                        --------------------------
                                                            Long-Term
                                                           Compensation
                                                          ---------------
                                                            Securities
                                                            Underlying
                                                              Options
Name and Principal Position   Year    Salary     Bonus    (No. of Shares)
---------------------------  -----  ---------  ---------  ---------------
William B. Yarmuth            1999   $190,000   $     -      100,000
Chairman of the Board,        1998    190,000    75,596            -
President and Chief           1997    190,000         -            -
Executive Officer

Mary A. Yarmuth               1999    130,050         -       20,000
Senior Vice President         1998    129,854    36,904            -
Service Development           1997    126,058         -            -

C. Steven Guenthner           1999    130,050         -       20,000
Senior Vice President,        1998    129,854    36,904            -
Secretary/Treasurer and       1997    126,058         -            -
Chief Financial Officer

T. Ric Pritchard              1999    125,000(1)      -       15,000
Senior Vice President         1998      9,615     2,733       20,000
Operations                    1997        N/A       N/A          N/A

Patrick T. Lyles              1999    120,000(2)      -       15,000
Senior Vice President         1998     43,386    12,330       20,000
Planning and Development      1997        N/A       N/A          N/A


(1)  Mr. Pritchard was employed by the Company on February 16, 1998
(2)  Mr. Lyles was employed by the Company on October 6, 1997



Option Grants in Fiscal 1999

Mr. Yarmuth was awarded options to purchase 100,000 of the Company's common stock at $2.19 per share. Mr. Guenthner and Mrs. Yarmuth were awarded options to purchase 20,000 shares of the Company's common stock at $2.19 per share. Mr. Pritchard and Mr. Lyles were awarded options to purchase 15,000 shares of the Company's common stock at $2.19 per share. No other stock options or stock appreciation rights were awarded to the named executive officers during the 1999 fiscal year.

Compensation of Directors

Directors who are not also employees of the Company are entitled to compensation at a rate of $1,250 for each Board of Directors meeting attended and $250 for each committee meeting attended that is scheduled independently. In addition, non-employee directors are eligible to receive stock options under the Caretenders Health Corp. 1993 Stock Option Plan for Non-Employee Directors (the "Directors' Plan") adopted by the Board on February 17, 1993, and subsequently approved by stockholders. Pursuant to the terms of the Directors' Plan, Mr. Wilburn was granted options to purchase 2,000 shares of the Company's Common Stock at $2.63 per share. The Directors' options vest 25%, the day following six months after the date of grant, and 25% on each of the first, second, and third anniversary dates of the grant.

William Yarmuth Employment Agreement

On January 1, 1996, the Company entered into a new employment agreement with William B. Yarmuth, its Chairman of the Board, President and Chief Executive Officer. The initial term of the agreement was three years with subsequent automatic one-year renewals, the first of which is now in effect. This agreement replaced Mr. Yarmuth's previous agreement which was not scheduled to expire until 1998. Under the terms of the current agreement, Mr. Yarmuth earns an annual base salary of $190,000 and is eligible for a performance based cash incentive of 35% of annual base salary. The agreement includes a covenant not to compete for a period of two years and potential termination payments of two times annual salary.

Aggregate Option Exercises in Last Fiscal Year and Year-End Option Values

Set forth below is information with respect to unexercised stock options held by the executive officers named in the Summary Compensation Table at March 31, 1999. None of the named executive officers exercised any stock options during the 1999 fiscal year.


                                                                        Value of Unexercised
                       Shares               Number of Unexercised       In-the-Money Options
                      Acquired            Options at Fiscal Yearend     at Fiscal Yearend (1)
                         On      Value    --------------------------  --------------------------
Name                  Exercise  Realized  Exercisable  Unexercisable  Exercisable  Unexercisable
-------------------   --------  --------  -----------  -------------  -----------  -------------
William B. Yarmuth       -         -         25,000       225,000          -             -

Mary A. Yarmuth          -         -         24,500        54,000        $975            -

C. Steven Guenthner      -         -          5,000        50,000          -             -

T. Ric Pritchard         -         -          3,750        31,250          -             -

Patrick T. Lyles         -         -          3,750        31,250          -             -



(1) These amounts represent the market value less the exercise price. The market value of the common stock was $2.00 based on the closing price per share at March 31, 1999, on the NASDAQ SmallCap System.



                          Ten-Year Option Repricings

Set forth below is information with respect to stock options held by the executive officers named in the Summary Compensation Table at March 31, 1999 which were re-priced during the fiscal year then ended.



                              Securities                                       Length of
                              underlying    Market     Exercise             original option
                                number     price of     price       New      term remaining
                              of options  at time of   at time    exercise    at date of
       Name           Date    re-priced   re-pricing  re-pricing   price    re-pricing (yrs)
------------------  --------  ----------  ----------  ----------  --------  ----------------
William B. Yarmuth  12/14/98   100,000       2.63        8.75       2.63          2.3
                    12/14/98    17,000       2.63        6.25       2.63          6.9
                    12/14/98     8,000       2.63        6.25       2.63          6.9
                    12/14/98    25,000       2.63        5.88       2.63          7.1

Mary A. Yarmuth     12/14/98    12,000       2.63        9.38       2.63          3.1
                    12/14/98    12,000       2.63        9.38       2.63          4.2
                    12/14/98    15,000       2.63        6.25       2.63          6.9

C. Steven Guenthner 12/14/98    20,000       2.63        9.69       2.63          3.8
                    12/14/98    15,000       2.63        6.25       2.63          6.9

T. Ric Pritchard    12/14/98    20,000       2.63        7.75       2.63          9.3

Patrick T. Lyles    12/14/98    20,000       2.63        8.50       2.63          8.9


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT

Based on information filed with the Securities and Exchange Commission and the Company's stock records, the following table sets forth the beneficial ownership of the Common Stock as of March 31, 1999, by (I) beneficial owners of more than five percent of the Common Stock, (ii) each director and nominee for director, (iii) current named executive officers and (iv) all directors and officers of the Company as a group.

                                                     Shares of Capital
                                               Stock Beneficially Owned (1)(2)
                                       ---------------------------------------------
Name and Address                           Amount and Nature          Percentage
Directors and Executive Officers        of Beneficial Ownership        of Class
-------------------------------------  -------------------------    ----------------
William B. Yarmuth                              253,383 (3)               7.97%
100 Mallard Creek Road, Suite 400
Louisville, KY 40207
Mary A. Yarmuth                                 253,383 (4)               7.97%
C. Steven Guenthner                              20,841 (5)                 *
Steven B. Bing                                   12,340 (6)                 *
Patrick B. McGinnis                              17,000 (7)                 *
Donald G. McClinton                              21,000 (7)                 *
Tyree Wilburn                                    20,000 (8)                 *
Jonathan Goldberg                                11,500 (9)                 *
Wayne Smith                                      86,400 (9)               2.75%
T. Ric Pritchard                                  3,750 (9)                 *
Patrick T. Lyles                                  9,814 (9)                 *

Directors and Officers
as a Group (11 Persons)                         456,028 (11)             14.03%

Additional Five Percent Beneficial Owners
-----------------------------------------
HEALTHSOUTH Rehabilitation Corporation        1,015,101 (10)             32.43%
Two Perimeter Park South
Birmingham, AL 35243

Heartland Advisors, Inc.                        445,300                   14.2%
790 North Milwaukee Street
Milwaukee, WI 53202

Yarmuth Family Limited Partnership              157,723(12)               5.04%
2605 Maitland Center Parkway, Suite C
Maitland, FL 32751



* Represents less than 1% of the class.

(1) Based upon information furnished to the Company by the named persons, and information contained in filings with the Securities and Exchange Commission (the "Commission"). Under the rules of the Commission, a person is deemed to beneficially own shares over which the person has or shares voting or investment power or has the right to acquire beneficial ownership within 60 days. Unless otherwise indicated, the named person has the sole voting and investment power with respect to the number of shares of Common Stock set forth opposite such person's name.

(2) Assumes inclusion of the shares of common stock issuable upon exercise of outstanding redeemable warrants; assumes conversion of series A Convertible Preferred Stock into Common Stock.

(3) Includes 8,886 shares as to which Mr. Yarmuth shares voting and investment powers as a family trust and an option for 25,000 shares vested and exercisable, and 24,500 exercisable options owned by Mrs. Yarmuth in addition to 12,927 shares owned directly by Mrs. Yarmuth.

(3)  Includes the same ownership components as stated for Mr. Yarmuth.

(5)  Includes 5,000 shares subject to currently exercisable options.

(6)  Includes 12,000 shares subject to currently exercisable options.

(7)  Includes 11,000 shares subject to currently exercisable options.

(8)  Includes 10,000 shares subject to currently exercisable options.

(9) Includes 7,500 shares subject to currently exercisable options.

(10) Includes currently exercisable warrants for the purchase of 200,000 shares of Common Stock. In addition, HEALTHSOUTH owns warrants for an additional 66,600 Series A Convertible Preferred Shares.

(11) Includes currently exercisable options held by all directors and officers as a group to purchase 121,000 shares of Common Stock.

(12) Robert N. Yarmuth is the general partner and is the brother of William B. Yarmuth.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has an agreement with HEALTHSOUTH under which HEALTHSOUTH purchases certain durable medical equipment and prosthetic and orthotic appliances (to fill HEALTHSOUTH's normal business requirements of such items) from the Company. During the years ended March 31, 1999, 1998 and 1997 the Company realized sales of less than $85,000 to HEALTHSOUTH at terms the Company normally offers its customers.

                                  PART IV

Item 14.  Exhibits and Financial Statement Schedules and Reports on Form 8-K.

                                                                   Page Number
(a)(1)    Index to Consolidated Financial Statements               -----------

          Consolidated Statements of Operations for the three years
            ended March 31, 1999, 1998, and 1997                       32
          Consolidated Balance Sheets - March 31, 1999 and 1998        33
          Consolidated Statements of Stockholders' Equity for
            the three years ended March 31, 1999, 1998, and 1997       34
          Consolidated Statements of Cash Flows for the three years
            ended March 31, 1999, 1998, and 1997                       35
          Notes to Consolidated Financial Statements                  36-52
          Report of Independent Public Accountants                     53

(a)(2)    Index to Financial Statement Schedule

          Report of Independent Public Accountants                     67
          Schedule II - Valuation and Qualifying Accounts              S-1


All other Schedules have been omitted because they are either not required, not applicable or, the information has otherwise been supplied in the financial statements or notes thereto.

(a)(3)    Exhibits  (* denotes filed herein)

  Exhibit
  Number              Description of Exhibit
  -------    ------------------------------------------------------------------

  3.1        Certificate of Incorporation, as amended

  3.2        Amended and Restated By-laws

  4.1 Medical Claims, Revolving Loan Agreement, Revolving Credit Note and exhibits between the Company and Heller Financial dated June 20, 1994

  4.2 Other Debt Instruments -- copies of other debt instruments for which the total debt is less than 10% of assets will be furnished to the Commission upon request.

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

  10.25 Asset Sale Agreements between the Company and Columbia/HCA Healthcare Corporation

  10.26 Management Services Agreement between the Company and Columbia/HCA Healthcare Corporation

  10.27      Asset Purchase Agreement between the Company and Home Care
             Solutions, Inc.

  10.28      Asset Purchase Agreement between the Company and Metro Home Care,
             Inc.

  10.29 Asset Purchase Agreement between the Company and Visiting Nurse Association of Palm Beach County, Inc.

  22*        List of Subsidiaries of Caretenders Health Corp.

  24.1*      Consent of Arthur Andersen LLP

  27*        Financial Data Schedule


(b)  Reports on Form 8-K

     Form 8K was filed by the Company on October 15, 1998 and January 4, 1999 related to certain management contracts.

(c)  Exhibits

     Described in Item 14(a)(3) of this report

(d)  Financial Statement Schedules

     Described in Item 14(a)(2) of this report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.

CARETENDERS HEALTH CORP.
July 14, 1999

 /s/ William B. Yarmuth
  William B. Yarmuth
  Chairman, President and  Chief Executive Officer

 /s/ C. Steven Guenthner
  C. Steven Guenthner
  Senior Vice President and  Chief Financial Officer
  (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

 /s/ William B. Yarmuth                                        July 14, 1999
  William B. Yarmuth                                             Date
  Director

 /s/Patrick B. McGinnis                                        July 14, 1999
  Patrick B. McGinnis                                            Date
  Director

 /s/Donald G. McClinton                                        July 14, 1999
  Donald G. McClinton                                            Date
  Director

 /s/Steven B. Bing                                             July 14, 1999
  Steven B. Bing                                                 Date
  Director

 /s/Tyree Wilburn                                              July 14, 1999
  Tyree Wilburn                                                  Date
  Director

 /s/Jonathan Goldberg                                          July 14, 1999
  Jonathan Goldberg                                              Date
  Director

 /s/Wayne T. Smith                                             July 14, 1999
  Wayne T. Smith                                                 Date
  Director

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



                                                  ARTHUR ANDERSEN LLP


Louisville, Kentucky
June 25, 1999

                                   CARETENDERS HEALTH CORP AND SUBSIDIARIES
                                       VALUATION AND QUALIFYING ACCOUNTS
                                                  SCHEDULE II

         Col A                   Col. B                Col. C                Col. D          Col. E
         -----                   ------                ------                ------          ------
                                                     Additions
                                              -------------------------
                                                 (1)
                               Balance at      Charged        Charged                      Balcance at
                               Beginning       to Costs       to Other         (2)          End of
      Decsctiption             Of Period      & Expenses      Accounts      Deductions      Period
---------------------------    ----------     ----------     ----------     ----------     ----------
Year ended March 31, 1999:
 Allowance for bad debts       $3,691,337     $2,337,373     $     -        $2,706,750     $3,321,960
                               ==========     ==========     ==========     ==========     ==========
Year ended March 31, 1998:
 Allowance for bad debts       $3,153,145     $2,634,985     $     -        $2,096,793     $3,691,337
                               ==========     ==========     ==========     ==========     ==========
Year ended March 31, 1997:
 Allowance for bad debts       $2,884,743     $2,215,537     $     -        $1,947,135     $3,153,145
                               ==========     ==========     ==========     ==========     ==========

(1)  Charged to bad debt expense.
(2)  Write-off of accounts.

CARETENDERS HEALTH CORP
LIST OF SUBSIDIARIES
AS OF MARCH 31, 1999

EXHIBIT 22


Subsidiaries of Caretenders Health Corp
---------------------------------------
 Adult Day Care of America, Inc.             Adult Day Care of Louisville, Inc.
 Adult Day Care of Maryland, Inc.            HouseCalls, Inc.
 National Health Industries, Inc.            HHJC Holdings, Inc.
 Pro-Care Home Health of Broward, Inc.       SEI Publishing Corporation
 Adult Day Clubs of America Joint Venture, Ltd.

Subsidiaries of National Health Industries, Inc.
------------------------------------------------
 Freelife Medical Equipment,  Inc.           Caretenders Homecare, Inc.
 Caretenders Infusion of Birmingham, Inc.    Caretenders of Birmingham, Inc.
 Caretenders of Boston, Inc.                 Caretenders of Cincinnati, Inc.
 Caretenders of Columbus, Inc.               Caretenders of Elizabethtown, Inc.
 Caretenders of Indiana, Inc.                Caretenders of Indianapolis, Inc.
 Caretenders of Lincoln Trail, Inc.          Caretenders of Louisville, Inc.
 Caretenders of New Jersey, Inc.             Caretenders of Richmond, Inc.
 Caretenders of Northern Kentucky, Inc.      Caretenders of the Bluegrass,Inc.
 House Calls of America, Inc.                Caretenders Infusion Corp.
 Metro Home Care, Inc.                       Physician Affiliates, Inc.
 Special Healthcare Services, Inc.           Reliable Home Healthcare, Inc.
 Caretenders of Cleveland, Inc.              Caretenders of Evansville, Inc.
 Caretenders of West Palm Beach, Inc.        Caretenders of Charlotte, Inc.
 Caretenders of Southwest Florida, Inc.
 Caretenders of Fort Lauderdale, Inc.
 National Orthopedic & Rehabilitation Services, Inc.
 Caretenders Visiting Services of Indianapolis, Inc.
 Caretenders Visiting Services of Southwest FL, Inc.
 Caretenders Visiting Services of Southeast FL, Inc.
 Caretenders Visiting Services of Richmond, Inc.
 Caretenders Visiting Services of Cincinnati, Inc.
 Caretenders Visiting Services of Columbus, Inc.

Subsidiary of HHJC Holdings, Inc.
---------------------------------
 Home Health of Jefferson County, Inc.
 Caretenders of Marshall County, Inc.

 Exhibit 24.1

                 CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS
                 -----------------------------------------

As independent public accountants, we hereby consent to the incorporation of our reports included in this Form 10-K, into the Company's previously filed Registration Statement File No. 33-33601 relating to the Company's Incentive Stock Option Plan, Registration Statement File No. 33-81122 related to the 1987 Nonqualified Stock Option Plan, Registration Statement No. 33-881100 related to the 1993 Non-Employee Directors Stock Option Plan, Registration Statement No. 33-81124 related to the 1991 Long-Term Incentive Plan, and Registration Statement File No. 333-43631 related to the Non-Employee Directors Deferred Compensation Plan.


                                                  ARTHUR ANDERSEN LLP


Louisville, Kentucky
July 14, 1999