Form 10-Q
period 1999-06-30
CARETENDERS HEALTH CORP
filed 1999-08-16
CIK 799231

SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, DC  20549
                                   ---------------------

                                        FORM 10-Q


[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 1999

                                        OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

     For the transition period from -----------to-----------


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

Yes  X No .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class of Common Stock    $.10 par value

     Shares outstanding at June 30, 1999    -  3,130,436

                         CARETENDERS HEALTH CORP. AND SUBSIDIARIES

                                        FORM 10-Q

                                          INDEX


     Part I.   Financial Information

          Item 1.   Financial Statements

               Consolidated Balance Sheets as of June 30, 1999
               and March 31, 1999                                           3


               Consolidated Statements of Operations for the Three
               Months ended June 30, 1999 and 1998                          4


               Consolidated Statements of Cash Flows for the Three
               Months ended June 30, 1999 and 1998                          5


               Notes to Interim Consolidated Financial Statements        6 - 8


          Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      9 - 16


     Part II.  Other Information

                Items 1 through 6                                          17

               CARETENDERS HEALTH CORP. AND SUBSIDIARIES
                    INTERIM CONSOLIDATED BALANCE SHEETS

          ASSETS                            June 30, 1999       March 31, 1999
                                             (UNAUDITED)
                                             -----------         ------------
CURRENT ASSETS
   Cash and cash equivalents                 $    242,512        $  1,038,751
   Accounts receivable - net                   19,653,270          20,463,414
   Prepaid expenses and other current assets    1,236,350           1,371,719
                                             ------------         -----------
        TOTAL CURRENT ASSETS                   21,132,132          22,873,884

PROPERTY AND EQUIPMENT - net                    7,219,899           7,453,203

COST IN EXCESS OF NET ASSETS ACQUIRED - net     7,329,971           7,394,238

DEFERRED TAX ASSETS                             4,137,000           4,137,000

OTHER ASSETS                                      760,847             903,639
                                              -----------         -----------
                                              $40,579,849         $42,761,965
                                              ===========         ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------


CURRENT LIABILITIES:
   Accounts payable and accrued liabilities  $  8,937,227       $   9,548,648
   Current portion of term debt and capital
   lease obligations                               60,000           3,122,749
   Other current liabilities                      315,943             673,000
                                             ------------        ------------
          TOTAL CURRENT LIABILITIES             9,341,411          13,344,397
                                             ============        ============

LONG-TERM LIABILITIES:
   Revolving Credit Facility                   14,484,707          12,530,258
   Term debt and capital lease obligations        555,694             574,610
   Other liabilities                              283,578             457,474
                                             ------------        ------------
          TOTAL LONG-TERM LIABILITIES          15,323,979          13,562,342
                                             ------------        ------------
          TOTAL LIABILITIES                    24,665,391          26,906,739
                                             ------------        ------------

Commitments and Contingencies

 Stockholders' equity:
     Common stock, par value $.10; authorized
       10,000,000 shares;3,130,436 issued
       and outstanding                            313,044             313,044
     Treasury stock, at cost, 10,000 shares       (95,975)            (95,975)
     Additional paid-in capital                25,345,586          25,345,586
     Accumulated deficit                       (9,648,197)         (9,707,429)
                                               -----------         -----------
          TOTAL STOCKHOLDERS' EQUITY           15,914,458          15,855,226
                                               ----------          ----------
                                              $40,579,849         $42,761,965
                                              ===========         ===========


See accompanying notes to interim consolidated financial statements.

                CARETENDERS HEALTH CORP. AND SUBSIDIARIES
               INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)
                                                   Three Months Ended
                                             June 30, 1999    June 30, 1998
Net revenues                                 $   24,785,917    $   23,666,455
Cost of sales and services                       20,963,529        20,862,565
Selling, general and administrative
   expenses                                       2,138,507         2,433,931
Depreciation and amortization expense               570,558           617,764
Provision for uncollectible accounts                593,944           690,413
Goodwill write-down                                    -            6,967,560
                                              --------------     -------------
Income (loss) before other income
  (expense) and income taxes                        519,380        (7,905,778)

Other income (expense):
 Interest expense                                  (325,554)         (390,045)
 Loss on sale of building                           (91,701)             -
Income before income taxes                          102,125        (8,295,823)

Income tax expense (benefit)                         42,892        (2,930,108)
                                              ---------------     -------------

  Net income (loss) before cumulative effect
  of a change in accounting principle                59,232        (5,365,715)
  Cumulative effect on prior years of a change
  in method of accounting
  for pre-opening costs (Note 4)                         -           (382,515)
                                             --------------    -----------------
  Net income (loss)                          $       59,232    $   (5,748,230)
                                             ==============    =================

Per share amounts - Basic:
      Average shares outstanding                   3,120,436        3,120,436
      Net income (loss) before cumulative
      effect of a change in accounting
      principle                              $           0.02    $      (1.72)
      Cumulative effect on prior years
      of a change in method of accounting
      for pre-opening costs (Note 4)                     -              (0.12)
                                              ----------------     -------------
    Net income (loss)                        $           0.02    $      (1.84)
                                              ================    ==============

Per share amounts - Diluted:
      Average shares outstanding                    3,185,945        3,120,436
      Net income (loss) before cumulative
      effect of a change in accounting
      principle                              $           0.02    $       (1.72)
      Cumulative effect on prior years
      of a change in method of accounting
      for pre-opening costs (Note 4)                  -                  (0.12)
                                             -----------------    --------------
    Net income (loss)                        $            0.02    $      (1.84)
                                             =================   ===============






See accompanying notes to interim consolidated financial statements.

                CARETENDERS HEALTH CORP. AND SUBSIDIARIES
               INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                               Three Months Ended
                                               ------------------
                                        June 30, 1999       June 30, 1998
                                        -------------       -------------
Cash flows from operating activities:
 Net income (loss)                      $     59,232        $    (5,748,230)
 Adjustments to reconcile net income
 to net cash provided(used) by
 operating activities:
     Depreciation and amortization           570,558                617,764
     Provision for uncollectible accounts    593,944                690,413
     Goodwill write-down                        -                 6,967,560
     Loss on sale of assets                   91,701                   -
     Change in accounting principle             -                   651,090
     Deferred income taxes                      -                (2,382,199)
                                        ------------        ----------------
                                           1,315,435                796,398
     Change in certain net assets
     (Increase) decrease in:
         Accounts receivable                 216,200             (3,330,818)
         Prepaid expenses and other
         current assets                      135,370                (74,985)
     Increase (decrease) in:
         Accounts payable and
         accrued liabilities                (583,179)                84,165
         Other liabilities                  (530,953)               (93,771)
         Other assets                        217,678                (69,915)
                                        ------------        ----------------
       Net cash provided (used) by
       operating activities                  770,551             (2,688,926)

Cash flows from investing activities:
     Capital expenditures                   (558,673)              (797,969)
     Sale of assets                          119,099                   -
                                        ------------        ----------------
        Net cash provided (used) by
        investing activities                (439,574)               (797,969)

Cash flows from financing activities:
     Principal payments on long-term debt    (81,655)                (59,729)
     Net revolving credit facility
     borrowings                           (1,045,551)              2,773,377
                                        ------------        ----------------
        Net cash provided (used) by
        financing activities              (1,127,216)              2,713,648
                                        -------------       ----------------

Net increase (decrease) in cash             (796,239)               (773,247)

Cash and cash equivalents at beginning
of period                                   1,038,751                 824,293
                                         ------------       -----------------

Cash and cash equivalents at end
of period                                $    242,512       $          51,046
                                         ============       =================



See accompanying notes to interim consolidated financial statements.

               CARETENDERS HEALTH CORP. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION
    ---------------------

The accompanying interim consolidated financial statements for the three months ended June 30, 1999 and 1998 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. Accordingly, the reader of this Form 10-Q is referred to the Companys Form 10-K for the year ended March 31, 1999 for further information. In the opinion of management of the Company, the accompanying unaudited interim financial statements reflect all adjustments (consisting of normally recurring adjustments) necessary to present fairly the financial position at June 30, 1999 and the results of operations and cash flows for the periods ended June 30, 1999 and 1998.

The results of operations for the three months ended June 30, 1999 are not necessarily indicative of the operating results for the year.

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

2.   COMMITMENTS AND CONTINGENCIES
     -----------------------------

Legal Proceedings
-----------------

The Company, from time to time, is subject to claims and suits arising in the ordinary course of its business, including claims for damages for personal injuries. In the opinion of management, the ultimate resolution of any of these pending claims and legal proceedings will not have a material effect on the Companys financial position or results of operations.

Franklin
--------
On January 26, 1994 Franklin Capital Associates L.P., Aetna Life and Casualty Company and Aetna Casualty and Surety Company, shareholders, who at one time held approximately 320,000 shares of the Companys common stock (approximately 13% of shares outstanding) filed suit in Chancery Court of Williamson County, Tennessee claiming unspecified damages not to exceed three million dollars in connection with registration rights they received in the Companys acquisition of National Health Industries in February 1991. The suit alleges the Company failed to use its best efforts to register the shares held by the plaintiffs as required by the merger agreement. The Company believes it has meritorious defenses to the claims and does not expect that the ultimate outcome of the suit will have a material impact on the Companys results of operations, liquidity or financial position. The Company plans to vigorously defend its position in this case. No amounts have been recorded in the accompanying financial statements related to this suit.

                CARETENDERS HEALTH CORP. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


Legal Proceedings (continued)
-----------------------------

In January 1998, Aetna Life and Casualty Company withdrew its claim against the Company without prejudice. Trial has been scheduled for February 2000.


3.   FINANCIAL STATEMENT RECLASSIFICATIONS
     -------------------------------------

Certain amounts have been reclassified in the 1998 financial statements in order to conform to the 1999 presentation. Such reclassifications had no effect on previously reported net income (loss).

4.   ACCOUNTING FOR THE COSTS OF START-UP ACTIVITIES
     -----------------------------------------------

Effective April 1, 1998, the Company adopted AICPA Statement of Position 98-5 "Reporting on the Costs of Start-up Activities" (SOP 98-5) which requires all costs incurred readying a new business for operation prior to revenue generation to be expensed as incurred. Accordingly, the accompanying statement of operations for the three months ended June 30, 1998 includes a non-recurring, net of tax, expense of approximately $383,000 for the cumulative effect of this change in accounting principle.

5.   GOODWILL WRITE-DOWN
     -------------------

During the quarter ended June 30, 1998, the Company recorded a non-recurring write-down of goodwill of $6,967,560 million before taxes ($4.6 million after tax). This write-down is the result of April 1, 1998 changes in Medicare reimbursement and their resulting impact on the home health market place and the Company. The write-down of goodwill was required under Statement of Financial Accounting Standard No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" based upon managements estimate of the impact of the changes in Medicare reimbursement for home health nursing services. Management determined that this impact indicated the carrying value of goodwill should be written down by approximately $7 million based on the net present value of expected future cash flows of specific acquired (primarily Medicare) nursing operations. This write-down is reflected in the accompanying consolidated statement of operations.

                CARETENDERS HEALTH CORP. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS



6.   LOSS ON SALE OF BUILDING
     ------------------------

In May 1999, the Company sold an office building resulting in a non-operating loss of $91,701. The transaction generated net cash of $79,093 after repaying mortgage debt of approximately $40,000.

7.   SEGMENT DATA
     ------------

The Company operates in four reportable business segments: adult day health services, visiting nurses, product operations and contract management services. Reportable segments have been identified based upon how management has organized the business by services provided to customers and the criteria in SFAS 131, "Disclosures about Segment of an Enterprise and Related Information". Selling, general and administrative expenses incurred at the corporate level have not been allocated to the segments. Identifiable assets are those used in the operations of each business segment. The Company provides 1) adult day health services, and 2) ancillary services as follows:
a) visiting nurse services and b) product operation services (infusion
therapy, oxygen and durable medical equipment).   The Company has operations
in Alabama, Connecticut, Florida, Indiana, Kentucky, Maryland, Massachusetts, and Ohio.The following table sets forth the selected results of operations by business segment:

In thousands                           1999       1998
                                       ----       ----

Net Revenues
Adult day health services          $   9,772 $   9,327
Visiting nurses                        9,677     8,348
Product operations                     5,337     5,286
Contract management services               -       704
                                   --------- ---------
                                   $  24,786  $ 23,666
                                   =========  ========
Earnings before interest, taxes, depreciation and amortization before unusual items
Adult day health services          $   1,380  $    982
Visiting nurses                          579      (416)
Product operations                     1,269     1,037
Contract management services              -        510
                                   ---------  ---------
                                   $   3,228  $   2,113
Corporate/Unallocated                  3,034      3,441
                                   ---------  ---------
                                   $     194  $  (1,328)
                                   =========  =========

8.   SUBSEQUENT EVENT
     ----------------

On August 5, 1999 the Company completed a new $20 million revolving credit facility with Bank One Kentucky, NA. Proceeds available under the facility were used to retire obligations of approximately $14 million previously outstanding under the Companys credit facilities with Heller Financial and Bank One. The new credit facility bears interest at prime plus a margin (ranging from 0% to 1.0%, currently 0.75%) dependent upon total leverage and is secured by substantially all assets and the stock of the Companys subsidiaries. Borrowings are available equal to the greater of a multiple of earnings before interest, taxes, depreciation and amortization (as defined) or, b) an asset based formula, primarily based on accounts receivable. As of August 13, 1999 approximately $14 million was outstanding and approximately $3 million of additional borrowings were available under the formula. Borrowings under the facility may be used for working capital, capital expenditures, development and growth of the business and other corporate purposes. The facility has an expiration date of April 10, 2001. Accordingly, approximately $3 million owed to Bank One as of June 30, 1999 which would otherwise have been classified as current has been reclassified to long-term.

ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

     Quarter Ended June 30, 1999 Compared With Quarter Ended June 30, 1998

                                              Operating Data
                                       for the Years Ended June 30,

                                      1 9 9 9                             1 9 9 8                     Change
                                      ------                              ------                      ------
                                  Amount          % of Revenues    Amount     % of Revenues  Amount          %
                                   ------          ------------     -----      -------------  ------
 Net Revenues
  Adult Day Health Services       $  9,771,685  39.4%           $ 9,327,654    39.4%          $  444,031     4.8%
  Visiting Nurses                    9,676,965  39.0%             8,348,027    35.3%           1,328,938    15.9%
  Product Operations                 5,337,267  21.5%             5,286,609    22.3%              50,658     1.0%
  Contract Management                     -      -  %               478,850     2.0%            (704,165) (100.0%)
                                  ------------                  -----------                   ----------
                                    24,785,917 100.0%            23,666,455    100.0%          1,119,462     4.7%
                                  ------------                  -----------                   ----------

Cost of Sales and Services*
  Adult Day Health Services          8,391,623  85.9%             8,344,943     89.5%             46,680     0.6%
  Visiting Nurses                    9,097,384  94.0%             8,764,061    105.0%            333,323     3.8%
  Product Operations                 4,068,466  76.2%             4,250,038     80.4%           (181,572)   (4.3%)
  Contract Management                     -      -  %               133,935     27.5%           (193,936)  (100.0%)
                                  ------------                   -----------                 -----------
                                    21,557,473  87.0%            21,552,978     91.1%              4,495     (0.0%)
                                  ------------                  -----------                   ----------

Segment Contribution
  Adult Day Health Services          1,380,062  14.1%               982,710     10.5%            397,352     40.4%
  Visiting Nurses                      579,581   6.0%              (416,033)    (5.0%)           995,614      NM
  Product Operations                 1,268,801  23.8%             1,036,571     19.6%            232,230     22.4%
  Contract Management                     -       - %               510,229     72.5%           (510,229)  (100.0%)
                                  ------------                  -----------                   ----------
                                     3,228,444  13.0%             2,113,477      8.9%          1,114,967     52.8%
                                  ------------                  -----------                   ----------

Selling, General & Administrative    2,138,507   8.6%             2,433,931     10. 3%          (295,425)   (12.1%)
Depreciation and Amortization          570,558   2.3%               617,764       2.6%           (47,206)    (7.6%)
Interest, Net                          325,554   1.3%               390,045       1.6%           (64,491)   (16.5%)
Income (Loss) Before Taxes,
  Non-recurring items             ------------                  -----------                   ----------
   and accounting change               193,826   0.8%           (1,328,263)      (5.6%)        1,522,089       NM

Non-recurring items:
Goodwill write-down                       -      NM              6,967,560        NM          (6,967,560)      NM
Loss on sale of building                91,701   NM                   -           NM              91,701       NM
Income (Loss) Before Taxes, and    ------------                  ----------                    ----------
  Accounting Change               $    102,125   NM           $ (8,295,823)       NM        $($8,397,948)      NM
                                   ============                ============                  =============

NM=Not Meaningful
* Includes provision for uncollectible accounts

Adult Day Health Services
-------------------------
Net revenues increased 4.8% to $9.8 million from $9.3 million. After adjusting for the sale of the Richmond market (which took place in the quarter ended March 31, 1999), revenues grew $792,000 or 8.8%. Growth came primarily from volumes, which grew to 135,410 days of care in 1999 from 131,490 in 1998 (excluding Richmond). Average revenue per day of care increased approximately 5% as a result of pricing and mix changes.

Cost of sales and services as a percent of revenues declined to 86% in 1999 from 90% in 1998 primarily as a result of increased volumes of business and increased occupancy rates for in-facility care. The Richmond sale did not have a significant impact on cost of sales and services as a percent of revenues.

Visiting Nurses
---------------
Net revenues increased by $1.3 million or 16% primarily due to increased volumes in the Companys 12 Medicare-certified home health agencies.
Excluding the sold Richmond operations revenues grew by $1.6 million or 17%. Same store volumes increased by 16% to 136,644 visits in 1999 from 117,975 visits in 1998. Of the total $9.7 million of revenues in this segment approximately $8.8 million or 91% was derived from cost reimbursed programs, primarily Medicare. Average reimbursement per visit increased slightly (1%) due to in part to increased cost reimbursement limits. However, operating cost per unit declined by approximately $6 or 7% due to increased volumes and the Companys cost reduction actions taken after June 30, 1998. The Company incurred costs in excess of cost reimbursement limits of approximately $95,000 or 1%, in 1999 versus approximately $1.7 million or 23% in 1998.

Cost of sales and services in total increased 4% to $9.1 million in 1999 from $8.7 million in 1998. However, due to the more rapid increase in volumes and revenues explained above, cost of sales and services as a percent of revenues fell to 94% in 1999 from 105% in 1998. The Richmond sale did not have a significant impact on cost of sales and services as a percent of revenues.

Product Operations
------------------
Net revenues increased by $50,658 or 1%. Adjusting for the Boston operations closed in late fiscal 1999, revenues grew $606,000 or 13%. Significant mix changes took place between the periods due to an intentional reduction in low margin products and growth in certain higher revenue per unit product types. As a result, total units of service decreased 2% to 91,153 in 1999 while average reimbursement per unit increased 15%, primarily in infusion therapy products.

Cost of sales and services in total decreased $182,000 or 4% overall. Adjusting for the Boston closure these costs actually increased by $361,000 or 11%. Due to the shift toward higher cost therapies, average cost of sales and services per unit increased by 13% while cost of sales and services as a percent of revenues decreased to 71% in 1999 from 75% in 1998.

Contract Management Services
----------------------------
Prior to October 1, 1998 the Company managed two home health agencies operating in the Louisville, KY area, which were owned by Columbia/HCA. As described more fully in the Companys report on Form 10K for the year ended March 31, 1999, services provided under these contracts ended on September 30, 1998.

Selling, General and Administrative
-----------------------------------
The decrease of $295,425 is due primarily to the Companys July 1998 down-sizing in response to reduced Medicare reimbursements legislated in the
Balanced Budget Act of 1997 (BBA).   SG&A as a percent of revenues dropped to
8.6% in 1999 from 10.3% in 1998.

Depreciation and Amortization
-----------------------------
Depreciation and amortization declined by 7.6% or $47,206, primarily due to the June 1998 non-recurring write-down of goodwill. This was partially offset by the impact of capital expenditures, net of certain property items still in service reaching the end of their useful lives.

Interest, Net
-------------
The decrease in interest, net is primarily a result of lower average outstanding debt levels associated with the Companys improved operating results and proceeds from post-June 1998 transactions.

Income Taxes
------------
As of June 30, 1999, the Company has net deferred tax assets of approximately $3.5 million. The net deferred tax asset is composed of $4.1 of long-term deferred tax assets and $600,000 of current deferred tax liabilities.

The Company has provided a valuation allowance against certain net deferred tax assets based upon managements estimation of realizability of those assets through future taxable income. This valuation was based in large part on the Companys history of generating operating income or losses, individual tax locales and expectations for the future. The Companys ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, competitive pressures on revenues and margins and legislation and regulation at all levels of government. Management has considered the above factors in reaching its conclusions that it is more likely than not that future taxable income will be sufficient to fully utilize
the net deferred tax assets.   However, there can be no assurances that the
Company will meet its expectations of future taxable income.

The effective income tax rate was approximately 42% of income before income taxes for 1999 as compared to an effective income tax rate of approximately 35% of loss before taxes for 1998. The benefit in 1998 resulted directly from the recognition of losses incurred from continuing operations and was provided at a lower than statutory rate due to the tax implications of state and local net operating loss carryforwards arising from the 1998 losses.

Non-recurring Items
-------------------

Goodwill Write-down
During the quarter ended June 30, 1998, the Company recorded a non-recurring write-down of goodwill of $6,967,560. This write-down was the result of April 1, 1998 changes in Medicare reimbursement and their resulting impact on the home health marketplace and the Company. The write-down of goodwill was required under Statement of Financial Accounting Standard No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" based upon managements estimate of the impact of the changes in Medicare reimbursement for home health nursing services. Management determined that this impact indicated the carrying value of goodwill should be written down by approximately $7 million based on the net present value of expected future cash flows of specific acquired (primarily Medicare) nursing operations. This write-down is reflected in the accompanying consolidated statement of operations.

Building Sale
In May 1999, the Company sold an office building resulting in a non-operating loss of $91,701. The transaction generated net cash of $79,093 after repaying mortgage debt of approximately $40,000.

Liquidity and Capital Resources
-------------------------------

Revolving Credit Facility
-------------------------

On August 5, 1999 the Company completed a new $20 million revolving credit facility with Bank One Kentucky, NA. Proceeds available under the facility were used to retire obligations of approximately $14 million previously outstanding under the Companys credit facilities with Heller Financial and Bank One. The new credit facility bears interest at prime plus a margin (ranging from 0% to 1.0%, currently 0.75%) dependent upon total leverage and is secured by substantially all assets and the stock of the Companys subsidiaries. Borrowings are available equal to the greater of a multiple of earnings before interest, taxes, depreciation and amortization (as defined) or, b) an asset based formula, primarily based on accounts receivable. As of August 13, 1999 approximately $14 million was outstanding and approximately $3 million of additional borrowings were available under the formula. Borrowings under the facility may be used for working capital, capital expenditures, development and growth of the business and other corporate purposes. The facility has an expiration date of April 10, 2001. Accordingly, approximately $3 million owed to Bank One as of June 30, 1999 which would otherwise have been classified as current has been reclassified to long-term.

The Company believes that this facility will be sufficient to fund its operating needs for at least the next twelve months.

Management will continue to evaluate additional capital including possible debt and equity investments in the Company to support a more rapid development of the business than would be possible with internal funds.

 Cash Flows and Financial Condition
 ----------------------------------

Key elements to the Consolidated Statements of Cash Flows were (in thousands):

Net Change in Cash and Cash Equivalents      1999      1998
---------------------------------------      ----      ----
Provided by (used in)
    Operating activities                     $   770   $  (2,689)
    Investing activities                        (439)       (798)
    Financing activities                      (1,127)      2,714
                                             -------   ---------
Net Change in Cash and Cash Equivalents      $  (796)  $    (773)
                                             =======   =========

     1999
     ----
     Net cash provided by operating activities of approximately $770,000 resulted principally from current period income, net of changes in accounts receivable, accounts payable and accrued expenses. The decrease in accounts payable and accrued liabilities resulted principally from the timing of payments. Net cash used in investing activities of approximately $440,000 resulted principally from amounts invested in adult day health services expansion activities, the purchase of certain durable medical equipment and enhancements and improvements to the Companys information systems, net of $119,000 generated from the sale of a building. Net cash used in financing activities of approximately $1.1 million resulted primarily from reduced borrowings under the Companys credit facility and $40,000 of reduced mortgage obligations related to the building sold.

     1998
     ----
     Net cash used by operating activities of approximately $2.7 million resulted principally from current period losses, adjusted for non-cash items (refer to discussion of operating results above and to statement of cash flows) net of changes in accounts receivable, accounts payable and accrued expenses. Net cash used in investing activities of approximately $798,000 resulted principally from amounts invested in acquisition and expansion activities and capital expenditures related to purchase of certain durable medical equipment and real estate. Net cash provided by financing activities of approximately $2.7 million resulted primarily from an increase in the Companys credit facility related to investments made in acquisitions and geographic expansion.

Year 2000 Computer System Issue
-------------------------------

The year 2000 issue is the result of computer programs which were written using two digits rather than four to define the applicable year. The Company has implemented a plan to evaluate and address its year 2000 issues. The plan has identified that the Companys principle information systems operate in a database environment which uses four digits for the year, and, accordingly, this issue is not expected to have a significant impact on the majority of the Company's computer systems. Some moderate modification and testing is still required to verify the year 2000 readiness of these systems. The Company believes these final measures will be substantially completed prior to the year 2000.

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

The Company depends on receipt of payment from its payor sources, which utilize computer software to process those payments. The Company has over 1,000 different payors including Medicare and Medicaid programs, insurance companies and HMOs. Should the Federal Medicare program and/or state Medicaid programs, or a large number of private insurance payors cease, or interrupt payments as a result of year 2000 issues, this would have a material adverse impact on the Company. Approximately 70% of the Company's revenues are derived from HCFA funded programs. To date the Company has received no notification from HCFA (or any other third party payor) that year 2000 issues are expected to interrupt payments. The Company is currently unable to predict what effect, if any, the year 2000 issue may have on the computer systems of its payors, or in turn on the Company.

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

System maintenance and modification costs to existing software are expensed as incurred. The costs associated with purchasing replacement software will be capitalized and amortized over the useful life of the software.

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

Refer to the sections on Reimbursement Changes and Cautionary Statements Forward Outlook and Risks in Part I, the notes to the accompanying financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations all included in the Companys report on Form 10K for the fiscal year ended March 31, 1999 for additional information.

Reimbursement Changes
---------------------
In August of 1997, President Clinton signed into law the Balanced Budget Act of 1997 (the BBA). This bill made significant changes in the reimbursement system for Medicare-certified home health services. The primary changes that effected the Company included a reduction in the reimbursement for oxygen therapy services and a restructuring of the reimbursement system related to Medicare-certified home care agencies. The primary effect of the changes in reimbursement for oxygen therapy services has been reflected in both comparative periods presented in this Form 10Q. Please refer to the Form 10K for the year ended March 31, 1999 for a more detailed discussion of Medicare oxygen reimbursement changes.

Interim Payment System for Medicare Certified Home Health Nursing Services
The BBA included a revised Interim Payment System (IPS) for Medicare-certified home health services. IPS remains a cost-based reimbursement system.
However, per visit cost limits were reduced and a new "Per Beneficiary Limit"
(PBL) was added. IPS became effective for all home care agencies for cost reporting years beginning on or after October 1, 1997. For the Companys agencies the new system went into effect on April 1, 1998. The BBA states that IPS will remain in effect until a new prospective payment system (PPS) is implemented for cost reporting years beginning on or after October 1, 1999.
In legislation passed in October 1998, this date was extended to October 1, 2000 which would go in effect for the Company's agencies on April 1, 2001.
In the event that home care PPS is not implemented by October 1, 2000 the BBA as legislated required cost limits then in existence to be lowered by an additional 15%.

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

In late calendar 1997 and early 1998, the Company developed and began implementing action plans to operate under IPS. However, HCFA published final rules on March 31, 1998 that were substantially worse than the industry expected. Accordingly, in April 1998, the Company revised its action plans to further reduce costs (including staff reductions) and appropriately control utilization for operation in the IPS environment. In July 1998, the Company implemented a restructuring plan including work force reduction, branch closings, and changes in compensation programs designed to lower its operating costs and recorded (in the quarter ended September 1998) a related charge of $550,000 before taxes for severance, branch closings and other non-recurring expenses. As a part of this restructuring program, in the quarter ended June 30, 1998, the Company recorded a non-recurring write-down of goodwill of approximately $7 million before taxes due to the Medicare reimbursement impact on the home health operating environment. The write-down of goodwill was required under Statement of Financial Accounting Standard No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" based upon management's estimate of the impact of the changes in Medicare reimbursement for home health nursing services. Management determined that this impact indicated the carrying value of goodwill should be written down by approximately $7 million, based on the net present value of expected future cash flows of specific (primarily Medicare) acquired nursing operations. This write-down is reflected in the accompanying consolidated statement of operations.

In October 1998, HCFA announced new cost per visit limits which are now in effect for the Company's current fiscal year that are approximately 9% higher than the limits in place during fiscal 1999. The Company's operating costs
exceeded limits by approximately 23% in the quarter ended June 30, 1998.   As
a result of the Company's actions to reduce its unit costs (combined, to a lesser extent with increased reimbursement limits) the Company's operating costs exceeded reimbursement limits by $95,000 or 1% in the quarter ended June 30, 1999.

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

 ITEM 2a. Quantitative and Qualitative Disclosures About Market Risk

Derivative Instruments

The Company does not use derivative instruments.

Market Risk of Financial Instruments

The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates.

At June 30, 1999, a hypothetical 100 basis point increase in short-term interest rates would result in a reduction of approximately $147,000 in annual pre-tax earnings.

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

              None

     Item 5.  Other Information

               None

     Item 6.  Exhibits and Reports on Form 8-K

          (a)    Exhibits

                 Exhibit 10.1 Loan and Security Agreement
                 Exhibit 11 Calculation of Earnings Per Share (attached)
                 Exhibit 27 Financial Data (electronic filing only)

          (b)    Form 8-K - None

                CARETENDERS HEALTH CORP. AND SUBSIDIARIES
                    COMPUTATION OF EARNINGS PER SHARE
                              EXHIBIT 11

                                                                 Three Months Ended
                                                                 ------------------
                                                                   June 30, 1999
                                                                   -------------
BASIC                                                    1999                     1998
Net income (loss) before cumulative effect
of a change in accounting principle                      $   59,232               $(5,365,715)
Weighted average outstanding shares during the period     3,120,436                 3,120,436
Net income (loss) before cumulative effect of a change
 in accounting principle                                    $0.02                   $(1.72)
DILUTED
Net income for diluted income per common share           $   59,232              $(5,365,715)
Weighted average outstanding shares during the period     3,120,436                3,120,436
Add-common equivalent shares representing shares
 issuable upon exercise of dilutive options and warrants     65,509                    (a)
                                                         ----------              -----------
                                                          3,185,945                3,120,436
                                                         ----------              -----------
Net income (loss) before cumulative effect of a change
 in accounting principle                                   $0.02                   $(1.72)
                                                         ==========              ===========

(a) anti-dultive

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.


Date:     August 13, 1999
-------------------------

                         CARETENDERS HEALTH CORP.


                         BY  /s/ William B Yarmuth
                         William B. Yarmuth,
                         Chairman of the Board, President
                         and Chief Executive Officer


                         BY  /s/ C. Steven Guenthner
                         C. Steven Guenthner,
                         Senior Vice President and
                         Chief Financial Officer