Form 10-Q
period 1999-09-30
CARETENDERS HEALTH CORP
filed 1999-11-23
CIK 799231

SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, DC  20549
	____________________


	FORM 10-Q


	[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended September 30, 1999

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

	Class of Common Stock    $.10 par value

	Shares outstanding at September 30, 1999    -  3,130,413

	CARETENDERS HEALTH CORP. AND SUBSIDIARIES

	FORM 10-Q

	INDEX


	Part I.	Financial Information

			Item 1.	Financial Statements

		Consolidated Balance Sheets as of September
					30, 1999 and March 31, 1999	3


					Consolidated Statements of Operations
					for the Three Months ended September
					30, 1999 and 1998	4


					Consolidated Statements of Operations
					for the Six Months ended September 30,
					1999 and 1998	5


					Consolidated Statements of Cash Flows for
					the Six Months ended September 30,
					1999 and 1998	6

					Notes to Interim Consolidated
					Financial Statements	7 - 9


			Item 2.	Management's Discussion and
					Analysis of Financial
					Condition and Results of Operations	10


	Part II.	Other Information

					Items 1 through 6

	CARETENDERS HEALTH CORP. AND SUBSIDIARIES
	INTERIM CONSOLIDATED BALANCE SHEETS

	ASSETS	September 30, 1999		March 31, 1999
		------------------	--------------
   		(UNAUDITED)
CURRENT ASSETS:
	Cash and cash equivalents 	$		406,698	$		1,036,951
	Accounts receivable - net		7,277,130		6,430,368
	Prepaid expenses and other current assets		582,881		85,571
	Net assets of discontinued operations		7,991,358	 9,200,093
		---------------	------------
	TOTAL CURRENT ASSETS		16,258,067 	16,752,983

PROPERTY AND EQUIPMENT - net		3,411,995	3,434,518

COST IN EXCESS OF NET ASSETS ACQUIRED - net   		2,455,346		2,517,543

DEFERRED TAX ASSETS		2,892,412		4,137,000

OTHER ASSETS		358,975	 284,595
LONG TERM ASSETS OF DISCONTINUED OPERATIONS		5,344,443 9,227,753
		---------------	------------
		$		30,721,238   $	36,354,392
		===============	============



	LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
	Accounts payable and accrued liabilities	$		3,682,639	$
	4,001,426
	Current portion of term debt and
	  capital lease obligations		-		3,062,749
	Other current liabilities		159,320		673,000
		---------------	------------
		TOTAL CURRENT LIABILITIES		3,841,959	 7,737,175
	---------------	------------

LONG-TERM LIABILITIES:
	Revolving Credit Facility			15,601,949			12,530,258
	Other liabilities			141,138			231,733
			---------------	------------
	TOTAL LONG-TERM LIABILITIES		15,743,087	12,761,991
			---------------	------------
	TOTAL LIABILITIES		19,585,046		20,499,166
			---------------	------------

Commitments and Contingencies

Stockholders' equity:
	Common stock, par value $.10;
		authorized 10,000,000 shares;
		3,130,436 issued and outstanding		313,044		313,044
	Treasury stock, at cost, 10,000 shares		(95,975)		(95,975)
	Additional paid-in capital		25,345,586		25,345,586
	Accumulated deficit		(14,426,463)		(9,707,429)
			---------------		------------
	TOTAL STOCKHOLDERS' EQUITY		11,136,192		15,855,226
			---------------	------------
			$	30,721,238   	$	36,354,392
			===============	============

	See accompanying notes to interim consolidated financial statements.

	CARETENDERS HEALTH CORP. AND SUBSIDIARIES
	INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
	(UNAUDITED)

		Three Months Ended September 30,
		--------------------------------
		1999			1998
	-------------		-------------
Net revenues	$	11,105,137		$	9,925,252
Cost of sales and services		9,079,895			8,399,011
Selling, general and administrative expenses		1,104,360			1,338,781
Depreciation and amortization expense		223,243			235,529
Provision for uncollectible accounts		231,347			83,607
	-------------		-------------
Income (loss) from continuing operations
 before other income (expense) and income taxes			466,292
	(131,676)

Other income (expense):
  Interest expense		(122,521)			(141,436)
	-------------		-------------
Income (loss) from continuing operations
  before provision for income taxes		343,771 (273,112)

Provision (benefit) for income taxes		144,384			(112,659)
	-------------		-------------
Net income (loss)from continuing operations	$	199,387 $	(160,453)

Discontinued operations (Note 7):
  Income (loss) from operations,
   net of applicable income taxes of
    $16,000 and $3,000		22,347			4,320
  Estimated loss on disposal, net of applicable
   income tax provision of $527,000		(5,000,000)			-
	-------------		-------------
Net income (loss)	$	(4,778,266) $	(156,133)
	=============		=============

Per Share Amounts - Basic and Diluted
  Average shares outstanding		3,120,413			3,120,413

  Net income (loss)from continuing operations	$	0.06		$	(0.05)
  Discontinued operations:
    Income (loss) from operations,
     net of applicable income taxes		0.01			-
    Loss on disposal, net of applicable
     income taxes		(1.60)			-
	-------------		-------------
    Net income (loss)	$	(1.53)	$	(0.05)
		=============		=============













	See accompanying notes to interim consolidated financial statements.

CARETENDERS HEALTH CORP. AND SUBSIDIARIES
	INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
	(UNAUDITED)

		Six Months Ended September 30,
		------------------------------
		1999			1998
	-------------		-------------
Net revenues	$	21,440,145		$	19,313,192
Cost of sales and services		17,697,807			16,686,829
Selling, general and administrative expenses		2,208,719			2,839,475
Depreciation and amortization expense		448,245			461,118
Provision for uncollectible accounts		410,725			215,526
Goodwill write-down		-			113,196
	-------------		-------------
Income (loss) from continuing operations
 before other income (expense) and income taxes			674,649
	(1,002,952)

Other income (expense):
  Interest expense		(233,452)				(274,342)
  Loss on sale of building		(91,701)			-
	-------------		-------------
Income (loss) from continuing operations
  before provision for income taxes		349,496  (1,277,294)

Provision (benefit) for income taxes		146,789			(526,884)
	-------------		-------------
Net income (loss)from continuing operations	$	202,707 $	(750,410)
	-------------		-------------
Discontinued operations (Note 7):
  Income (loss) from operations,
   net of applicable income taxes of
    $57,000 and ($2,500,000)		78,258			(4,981,979)
  Loss on disposal, net of applicable
   income tax provision of $527,000		(5,000,000)			-
	-------------		-------------
		(4,921,742)			(4,981,979)
	-------------		-------------
Cumulative effect on prior years of a change
 in method of accounting for pre-opening costs,
  net of tax		-			(171,974)
	-------------		-------------
Net income (loss)	$	(4,719,034)		$	(5,904,363)
	=============		=============

Per Share Amounts - Basic and Diluted
  Average shares outstanding		3,120,413			3,120,413

  Net income (loss)from continuing operations	$	0.06		$	(0.24)
	-------------		-------------
Discontinued operations:
    Income (loss) from operations,
     net of applicable income taxes		0.03			(1.60)
    Loss on disposal, net of applicable
     income taxes		(1.60)			-
	-------------		-------------
(1.57           (1.59)
Cumulative effect on prior years of a change
 in method of accounting for pre-opening costs,
  net of tax		-			(0.06)
	-------------		-------------
    Net income (loss)	$	(1.51)	$	(1.89)
		=============		=============

	See accompanying notes to interim consolidated financial statements. CARETENDERS HEALTH CORP. AND SUBSIDIARIES
	INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
	(UNAUDITED)

		Six Months Ended September 30,
		------------------------------
		1999			1998
	-------------		--------------
Cash flows from operating activities:
Net income (loss) from continuing operations	$	202,708	$	(750,410)
Adjustments to reconcile net income from
continuing operations to net cash provided
(used) by operating activities:
    Depreciation and amortization		448,245		461,118
    Provision for uncollectible accounts		410,725		215,526
    Goodwill write-down				113,196
    Loss on sale of building		91,701		-
    Accounting change		-		292,722
    Deferred taxes		- 730,908 	(526,884)
	---------------	--------------
		1,884,287  	(194,732)
Change in certain net current assets
 (Increase) decrease in:
   Accounts receivable		(1,257,487)		(532,805)
   Prepaid expenses and other current assets		(497,310)		234,458
 Increase (decrease) in:
   Accounts payable and accrued liabilities		318,108 	(769,958)
	---------------	--------------
Net cash provided (used) by continuing operations		(188,618) 		(1,263,037)
	---------------	--------------
Cash flows from investing activities:
  Capital expenditures		(466,120)		(323,202)
  Goodwill              (108,794)     -
  Other assets		(74,380)		(259,838)
  Sub of assets 119,009  -
	---------------	--------------
    Net cash provided (used) by
     investing activities		(530,285)		(583,040)
	---------------	--------------

Cash flows from financing activities:
  Principal payments on long-term debt		(15,280)		(29,134)
  Net revolving credit facility borrowings		(8,942)		2,646,994
  Other		(75,315		(29,044)
	---------------	--------------
Net cash provided (used) by financing activities		(81,653)
	2,647,084
	---------------	--------------
Net cash provided (used) by discontinued
  operations		170,303 	(1,598,437)
		---------------	--------------

Net increase (decrease) in cash		(630,258)		(797,430)

Cash and cash equivalents
	at beginning of period		1,036,951		818,555
	---------------	--------------
Cash and cash equivalents
	at end of period	$	406,698	$	21,125
		===============	==============





	See accompanying notes to interim consolidated financial statements.

	CARETENDERS HEALTH CORP. AND SUBSIDIARIES
	NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying interim consolidated financial statements for the three months ended September 30, 1999 and 1998 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. Accordingly, the reader of this Form 10-Q is referred to the Company's Form 10-K for the year ended March 31, 1999 for further information. In the opinion of management of the Company, the accompanying unaudited interim financial statements reflect all adjustments (consisting of normally recurring adjustments) necessary to present fairly the financial position at September 30, 1999 and the results of operations and cash flows for the periods ended September 30, 1999 and 1998.

The results of operations for the three and six months ended September 30, 1999 are not necessarily indicative of the operating results for the year.

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

Franklin
On January 26, 1994 Franklin Capital Associates L.P., Aetna Life and Casualty Company and Aetna Casualty and Surety Company, shareholders, who at one time held approximately 320,000 shares of the Company's common stock (approximately 13% of shares outstanding) filed suit in Chancery Court of Williamson County, Tennessee claiming unspecified damages not to exceed three million dollars in connection with registration rights they received in the Company's acquisition of National Health Industries in February 1991. The suit alleges the Company failed to use its best efforts to register the shares held by the plaintiffs as required by the merger agreement. The Company believes it has meritorious defenses to the claims and does not expect that the ultimate outcome of the suit will have a material impact on the Company's results of operations, liquidity financial position. The Company plans to vigorously defend its position in this case. No amounts have been recorded in the accompanying financial statements related to this suit.

CARETENDERS HEALTH CORP. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


Legal Proceedings (continued)

In January 1998, Aetna Life and Casualty Company withdrew its claim against the Company without prejudice. Trial has been scheduled for February 2000.

3.	FINANCIAL STATEMENT RECLASSIFICATIONS

Certain amounts have been reclassified in the 1998 financial statements in order to conform to the 1999 presentation. Such reclassifications, which include reclassification of the results of the Company's product and visiting nurse operations as discontinued operations had no effect on previously reported net income (loss).

4.	LOSS ON SALE OF BUILDING

In May 1999, the Company sold an office building resulting in a non-operating loss of $91,701. The transaction generated net cash of $79,093 after repaying mortgage debt of approximately $40,000.

5.	ACCOUNTING FOR THE COSTS OF START-UP ACTIVITIES

Effective April 1, 1998, the Company adopted AICPA Statement of Position 98-5 "Reporting on the Costs of Start-up Activities" (SOP 98-5) which requires all costs incurred readying a new business for operation prior to revenue generation to be expensed as incurred. Accordingly, the accompanying statement of operations for the six months ended September 30, 1998 includes a non-recurring, net of tax, expense of approximately $171,000 for the cumulative effect on continuing operations of this change in accounting principle.

6.	GOODWILL WRITE-DOWN

During the quarter ended June 30, 1998, the Company recorded a non-recurring write-down of goodwill of $113,196 before taxes. The write-down of goodwill was required under Statement of Financial Accounting Standard No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" based upon management's estimate of the future cash flows from operations in one of its adult day health centers.

7.	Discontinued Operations

As part of a formal plan of separation, the Company on November 12, 1999 sold its product operations (consisting of infusion therapy and respiratory and medical equipment businesses) to Lincare Holdings, Inc. in an asset sale for $14.5 million and is pursuing available strategic alternatives to complete the separation of its visiting nurse operations. Proceeds from the sale are being used to repay obligations outstanding under the Company's bank line of credit. As a result of the operational separations, the Company has recorded a one-time net of tax loss of approximately $5 million or ($1.60) in the quarter ended September 30, 1999. This charge reduces the book value of the operations to their expected net realizable value and includes the estimated future operating results of the visiting nurse operations prior to separation. These changes have been accounted for as discontinued operations in the accompanying statements.

The estimated loss on disposal of discontinued operations reflected in the accompanying financial statements includes management's estimate of the results of operating the visiting nurse segment prior to disposal and the estimated financial results of such disposal based on information currently available. The form and timing of the implementation of a Medicare Prospective Payment System for home care (PPS) may have a material impact on the disposal value of the visiting nurse operations, as described in more detail below.

Revenues from discontinued operations were $14,967,996 and $14,598,873 for the quarter ended September 30, 1999 and 1998 respectively, and $29,418,905 and $28,877,562 for the six months ended September 30, 1999 and 1998 respectively. Interest expense has been allocated to continuing and discontinued operations on the basis of relative net assets. Accordingly, interest expense has been allocated to discontinued operations in the amounts of $237,045 and $273,642 the quarter ended September 30, 1999 and 1998 respectively, and $451,668 and $530,781 for the six months ended September 30, 1999 and 1998 respectively.

The accompanying balance sheet includes net current assets and liabilities of discontinued operations, consisting primarily of accounts receivable, accounts payable and accrued liabilities, and long term assets of discontinued operations consisting primarily of property, plant and equipment, net of accumulated depreciation and goodwill.

The Balanced Budget Act of 1997 (the BBA), as amended, made significant changes in the reimbursement system for Medicare-certified home health services (the Company's visiting nurse operations). The primary change that effected the Company was a restructuring of the reimbursement system related to Medicare-
certified home care agencies.   The change included a modified cost-based
reimbursement system known as the Interim Payment System or "IPS" (refer to discussion in the Company's Form 10K for the year ended March 31, 1999) and a requirement for implementation of a prospective payment system or "PPS" which would not be cost-based, no later than October 1, 2000.

During the quarter ended June 30, 1998, the Company recorded a non-recurring write-down of goodwill of $6,854,364 million before taxes as a result of these changes in Medicare reimbursement and their resulting impact on the home health market place and the Company. The write-down of goodwill was required under Statement of Financial Accounting Standard No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed based upon management's estimate of the impact of the changes in Medicare reimbursement for home health nursing services. Management determined that impact indicated the carrying value of goodwill should be written down by approximately $6.8 million based on the net present value of expected future cash flows of specific acquired (primarily Medicare) nursing operations. This write-down is included in loss from operations of discontinued operations in the accompanying consolidated statement of operations, net of income tax effects.

Proposed PPS regulations were published by HCFA in October 1999 with an invitation for comment. HCFA's schedule calls for final rules to be published in the summer of 2000. Various pieces of legislation have been proposed that would make material changes to the proposed rules. The Company is currently evaluating the proposed regulations and pending legislation for a prospective payment system, its potential impact on the visiting nurse operations, and what mitigating actions, if any, the Company may be able to take in response to PPS.

If PPS is not implemented by October 1, 2000, a further 15% reduction of cost limits would be made (as currently legislated), and the Company would make every effort to operate within the lower limits. The Company is unable to predict at this time whether it would be possible for its agencies to be operated under such limits nor is it able to state at this time what actions, if any, it might take.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As described elsewhere herein, the Company has sold its product operations and is pursuing strategic alternatives for its visiting nurse operations. Accordingly, the results of continuing operations presented below include only the result of the Company's adult day health services operations consisting of in-center adult day care and personal care services provided in the patients homes.

RESULTS OF CONTINUING OPERATIONS

Quarter Ended September 30, 1999 Compared With Quarter Ended
September 30, 1998
----------------------------------------------------------------------------

	1999	1998	Change
	-------------------	-------------------	-------------------
		Amount	%Rev.		Amount	%Rev.		Amount	%Rev.
		-----------	------		----------	-------		----------	-----
--

Net Revenues		$11,105,137	100.0%		$9,925,252	100.0%
	$1,179,885	11.9%

Cost of Sales
  and Services		9,079,895	81.8%		8,399,011	84.6%		680,884	8.1%

  Center
    Contribution		2,025,242	18.2%		1,526,241	15.4%		499,001	32.6%

Selling, General &
  Administrative		1,104,360	9.9%		1,338,781	13.5%		(234,421)
	(17.5)%

Depreciation and
  Amortization		223,243	2.0%		235,529	2.4%		(12,286)
	(5.2)%

Provision for
uncollectible
accounts		231,347	2.1%		83,607	0.8%		147,740	176.7%

Interest, Net		122,521	1.1%		141,436	1.4		(18,915)
	(13.4)%
		-----------			----------			----------

Income (Loss) from
continuing operations
before taxes, and
accounting change		343,771 3.1%		(273,112)	(2.8)%		616,883
	NM

Income taxes		144,384	1.3%		(112,659)	(1.1)%		257,043
	NM
		-----------			----------			----------

Net income (loss)
from continuing
operations non-
recurring items
and accounting
change		199,387 1.8%		(160,453)	(1.6)%		359,840 NM
		===========			==========			==========

NM=Not Meaningful
-------------------------------------------------------------------------------

Net Revenues
Net revenues increased 11.9% to $11.1 million from $9.9 million in the prior year. Growth came primarily from volumes, which grew to 156,628 days of care in 1999 from 145,826 in 1998. Average revenue per day of care increased just under 1% as a result of pricing and mix changes. Increased volumes were derived from increased occupancy in the adult day care centers which grew to 73.6% of capacity in 1999 from 70.2% of capacity in 1998.

Cost of Sales and Services
Cost of sales and services as a percent of revenues declined to 82% in 1999 from 85% in 1998 primarily as a result of increased volumes of business and increased occupancy rates for in-facility care.

Selling, General and Administrative
The decrease of $234,422 is due primarily to the Company's July 1998 down-
sizing in response to changes in the reimbursement environment.   SG&A as
a percent of revenues dropped to 9.9% in 1999 from 13.5% in 1998.

Depreciation and Amortization
Depreciation and amortization declined by 5% or $12,286, due to the June 1998 non-recurring write-down of goodwill, partially offset by the impact of capital expenditures, net of certain property items still in service reaching the end of their useful lives.

Provision for Uncollectible Accounts
Management establishes an allowance for uncollectible accounts based on its estimate of probable collection losses. The increase in provision for uncollectible accounts resulted from certain individual customer accounts which became uncollectible during the period.

Interest, Net
The decrease in interest, net is primarily a result of lower average outstanding debt levels associated with the Company's improved operating results and proceeds from post-1998 transactions.

Six Months Ended September 30, 1999 Compared With Six Months Ended September
30, 1998
--------------------------------------------------------------------------------

	1999	1998	Change
	-------------------	-------------------	-------------------
		Amount	%Rev.		Amount	%Rev.		Amount	%Rev.
		-----------	------		----------	-------		----------	-----
--

Net Revenues		$21,440,145	100.0%		$19,313,192	100.0%
	$2,126,953	11.0%

Cost of Sales
  and Services		17,697,807	82.5%		16,686,829	86.4%		1,010,978 6.1%

  Center
   Contribution		3,742,338	17.5%		2,626,363	13.6%		1,115,975	42.5%

Selling, General &
  Administrative		2,208,719	10.3%		2,839,475	14.7%		(630,756)
	(22.2)%

Depreciation and
  Amortization		448,245	2.1%		461,118	2.4%		(12,873)
	(2.8)%

Provision for
 uncollectible
  accounts		410,725	1.9%		215,526	1.1%		195,199	90.6%

Goodwill
  write-down		-	-%		113,196	0.6%		(113,196)	(100)%

Interest, Net		233,452	1.1%		274,342	1.4%		40,890
	(14.9)%
		-----------			----------			----------

Income (Loss) from
 continuing operations
  before taxes, and
   accounting change		441,197 3.1%	(1,277,294)		(6.6)%
	1,718,491 NM

Loss on sale of
  building		91,701  0.4%		-			91,701	NM

Income taxes		146,789	0.7%		(526,884)	(2.7)%		673,672
	NM
		-----------			----------			----------

Net income (loss)
 from continuing
  operations before
   accounting change		202,707 0.9%		(750,410)	(3.9)%
	953,117 NM
		===========			==========			==========

NM=Not Meaningful
-----------------------------------------------------------------------------
Net Revenues
Net revenues increased 11.0% to $21.4 million from $19.3 million in the prior year.
Growth came primarily from volumes, which grew to 304,673 days of care in 1999 from 292,203 in 1998. Average revenue per day of care increased just under 3% as a result of pricing and mix changes. Increased volumes were derived from increased occupancy in the adult day care centers which grew to 73.4% of capacity in 1999 from 69.5% of capacity in 1998.

Cost of Sales and Services
Cost of sales and services as a percent of revenues declined to 83% in 1999 from 86% in 1998 primarily as a result of increased volumes of business and increased occupancy rates for in-facility care.

Selling, General and Administrative
The decrease of $630,756 is due primarily to the Company's July 1998
down-sizing in response to changes in the reimbursement environment.   SG&A as
a percent of revenues dropped to 10.3% in 1999 from 14.7% in 1998.

Depreciation and Amortization
Depreciation and amortization declined by 3% or $12,873, due to the June 1998 non-recurring write-down of goodwill, partially offset by the impact of capital expenditures, net of certain property items still in service reaching the end of their useful lives.

Provision for Uncollectible Accounts
Management establishes an allowance for uncollectible accounts based on its estimate of probable collection losses. The increase in provision for uncollectible accounts resulted from certain individual customer accounts which became uncollectible during the period.

Interest, Net
The decrease in interest, net is primarily a result of lower average outstanding debt levels associated with the Company's improved operating results and proceeds from post-1998 transactions.

Income Taxes - Three and Six Months ended September 30, 1999 and 1998
As of September 30, 1999, the Company has net deferred tax assets of approximately $2.7 million. The net deferred tax asset is composed of $2.9 million of long-term deferred tax assets and $200,000 of current deferred tax liabilities.

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

The effective income tax rate was approximately 42% of income before income taxes for 1999 as compared to an effective income tax rate of approximately 41.25% of loss before taxes for 1998. The benefit in 1998 resulted directly from the recognition of losses incurred from continuing operations and was provided at a lower than statutory rate due to the tax implications of state and local net operating loss carryforwards arising from the 1998 losses.

Discontinued Operations
As part of a formal plan of separation, the Company on November 12, 1999 sold its product operations (consisting of infusion therapy and respiratory and medical equipment businesses) to Lincare Holdings, Inc. in an asset sale for $14.5 million and is pursuing available strategic alternatives to complete the separation of its visiting nurse operations. Proceeds from the sale are being used to repay obligations outstanding under the Company's bank line of credit. As a result of the operational separations, the Company has recorded a one-time net of tax loss of approximately $5 million or ($1.60) in the quarter ended September 30, 1999. This charge reduces the book value of the operations to their expected net realizable value and includes the estimated future operating results of the visiting nurse operations prior to separation. These changes have been accounted for as discontinued operations in the accompanying financial statements.

The estimated loss on disposal of discontinued operations reflected in the accompanying financial statements includes management's estimate of the results of operating the visiting nurse segment prior to disposal and the estimated financial results of such disposal based on information currently available. The form and timing of the implementation of a Medicare Prospective Payment System for home care (PPS) may have a material impact on the disposal value of the visiting nurse operations, as described in more detail in the notes to the accompanying financial statements.

Revenues from discontinued operations were $14,967,996 and $14,598,873 for the quarter ended September 30, 1999 and 1998 respectively, and $29,418,905 and $28,877,562 for the six months ended September 30, 1999 and 1998 respectively. Interest expense has been allocated to continuing and discontinued operations on the basis of relative net assets. Accordingly, interest expense has been allocated to discontinued operations in the amounts of $237,045 and $273,642 for the quarter ended September 30, 1999 and 1998 respectively, and $451,668 and $530,781 for the six months ended September 30, 1999 and 1998 respectively.

The accompanying balance sheet includes net current assets and liabilities of discontinued operations, consisting primarily of accounts receivable, inventory, accounts payable and accrued liabilities, and long term assets of discontinued operations consisting primarily of property, plant and equipment, net of accumulated depreciation and goodwill.

Building Sale
In May 1999, the Company sold an office building resulting in a non-operating loss of $91,701. The transaction generated net cash of $79,093 after repaying mortgage debt of approximately $40,000.

Liquidity and Capital Resources

Revolving Credit Facility

On August 5, 1999 the Company completed a new $20 million revolving credit facility with Bank One Kentucky, NA. Proceeds available under the facility were used to retire obligations of approximately $14 million previously outstanding under the Company's credit facilities with Heller Financial and Bank One. The new credit facility bears interest at prime plus a margin (ranging from 0% to 1.0%, currently 0.75%) dependent upon total leverage and is secured by substantially all assets and the stock of the Company's subsidiaries.
Borrowings are available equal to the greater of: a) a multiple of earnings before interest, taxes, depreciation and amortization (as defined) or, b) an asset based formula, primarily based on accounts receivable. Borrowings under the facility may be used for working capital, capital expenditures, development and growth of the business and other corporate purposes. The facility has an expiration date of April 10, 2001.

As part of a formal plan of separation, the Company sold its product operations (consisting of infusion therapy and respiratory and medical equipment businesses) to Lincare Holdings, Inc. in an asset sale for $14.5 million. Proceeds from the sale are being used to repay obligations outstanding under the company's bank line of credit.
As of November 19, 1999 approximately $2.5 million remained outstanding on the line of credit. The Company has retained certain assets and liabilities associated with the product operations, the liquidation of which is expected to generate additional proceeds of approximately $2 million thus reducing the Company's bank borrowings to nearly zero. Borrowing capacity will then be available to the Company to pursue further development of the adult day care business.

The Company believes that this facility will be sufficient to fund its operating needs for at least the next twelve months.

Management will continue to evaluate additional capital including possible debt and equity investments in the Company to support a more rapid development of the business than would be possible with internal funds.

Cash Flows and Financial Conditions

Key elements to the Consolidated Statements of Cash Flows were (in thousands):

Net Change in Cash and Cash Equivalents	 1999 	1998
Continuing Operations:
  Provided by (used in)
    Operating activities	$(189)		$	(1,263)
    Investing activities				(530)  (583)
    Financing activities				(82)   2,647
                          ------  ------
                          $(801)   $(801)
    Discontinued
    operations               170  (1,598)

			---------	---------
Discontinued operations				$(630)  $(797)
			---------	---------
Net Change in Cash and Cash Equivalents	$		$
		=========		=========

1999
Net cash provided by operating activities of approximately resulted principally from current period income, net of changes in accounts receivable, accounts payable and accrued expenses. The decrease in accounts payable and accrued liabilities resulted principally from the timing of payments. Net cash used in investing activities of approximately resulted principally from amounts invested in adult day health services expansion activities, and improvements in information systems, net of generated from the sale of a building. Net cash used in financing activities of approximately resulted primarily from reduced borrowings under the Company's credit facility and of reduced mortgage obligations related to the building sold.

1998
Net cash used by operating activities of approximately resulted principally from current period losses, adjusted for non-cash items (refer to discussion of operating results above and to statement of cash flows) net of changes in accounts receivable, accounts payable and accrued expenses. Net cash used in investing activities of approximately resulted principally from amounts invested in adult day health services expansion activities, and improvements in information systems. Net cash provided by financing activities of approximately resulted primarily from an increase in the Company's credit facility related to investments made in acquisitions and geographic expansion.

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

The Company also utilizes medical equipment and other non-information technology equipment some of which may be impacted by this issue. The Company is in the process of completing its remediation plans which are not currently expected to have a material impact on the Company.

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

Health Care Reform

The health care industry has experienced, and is expected to continue to experience, extensive and dynamic change. In addition to economic forces and regulatory influences, continuing political debate is subjecting the health care industry to significant reform. Health care reforms have been enacted as discussed elsewhere in this document and proposals for additional changes are continuously formulated by departments of the federal government, Congress, and state legislatures.
Government officials can be expected to continue to review and assess alternative health care delivery systems and payment methodologies. Changes in the law or new interpretations of existing laws may have a dramatic effect on the definition of permissible or impermissible activities, the relative cost of doing business, and the methods and amounts of payments for medical care by both governmental and other payors. Legislative changes to "balance the budget" and slow the annual rate of growth of expenditures are expected to continue. Such future changes may further impact reimbursement. There can be no assurance that future legislation or regulatory changes will not have a material adverse effect on the operations of the Company.

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

Refer to the sections on Reimbursement Changes and Cautionary Statements - Forward Outlook and Risks in Part I, the notes to the accompanying financial statements and

Management's Discussion and Analysis of Financial Condition and Results of Operations all included in the Company's report on Form 10K for the fiscal year ended March 31, 1999 for additional information.

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

At September 30, 1999, a hypothetical 100 basis point increase in short-term interest rates would result in a reduction of approximately $156,000 in annual pre-tax earnings. On a pro-forma basis, giving effect to the reduction of debt resulting from the sale of the Company's product operations on November 12, 1999, a hypothetical 100 basis point increase in short-term interest rates would result in a reduction of approximately $18,000 in annual pre-tax earnings.

	Commission File No.  1-9848


	Part II  -  Other Information

Item 1.	Legal Proceedings

	None

Item 2.	Changes in Securities

	None

Item 3.	Defaults Upon Senior Securities

	None

Item 4.	Submission of Matters to a Vote of Security Holders

	None

Item 5.	Other Information

Pro-forma Financial Statements

As described above, the Company sold its product operations on November 12, 1999. The following pro-forma income statement presents the Company's results of operations for the six-months ended September 30, 1999, and its financial condition as of that date, as if the transaction had been completed at the beginning of the period.

CARETENDERS HEALTH CORP. AND SUBSIDIARIES
	PROFORMA INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
	For the Six Months Ended September 30, 1999
	(UNAUDITED)

		Actual		Pro-forma			Pro-forma
		Results		Adjustments	Notes		Results
	------------		------------	-------	------------

Net revenues	$	21,440,145		-		$	21,440,145
Cost of sales
 and services		17,697,807		-			17,697,807
Selling, general
 and administrative expenses		2,208,719		-			2,208,719
Depreciation and
 amortization expense		448,245		-			448,245
Provision for
 uncollectible accounts		410,725		-			410,725
	------------		------------		------------
Income (loss) from
 continuing operations
 before other income
  (expense) and income taxes		674,649		-			674,649

Other income (expense):
  Interest expense		(233,452)		178,606	(1)		(54,846)
  Loss on sale of building		(91,701)					(91,701)
	------------		------------		------------
Income (loss) from
 continuing operations
  before provision for
   income taxes		349,496		178,606		528,102

Provision (benefit)
 for income taxes		146,789		 75,015 	(2)		221,803
	------------		------------		------------
Net income (loss)from
 continuing operations	$	202,707	$	103,591		$	306,299
		============		============		============

Per Share Amounts
 - Basic and Diluted
   Average shares outstanding		3,120,413		-			3,120,413
	------------		------------		------------
 Net income (loss)from
  continuing operations	$	0.06	$	0.02		$	0.10
		============	============		============

Notes to proforma adjustments:
(1)	Reflects reduction of debt with proceeds of sale of product operations
(2) Reflects income tax effect of (1) at 42% effective tax rate.

	See accompanying notes to interim consolidated financial statements.

	CARETENDERS HEALTH CORP. AND SUBSIDIARIES
	PROFORMA INTERIM CONSOLIDATED BALANCE SHEETS
As of September 30, 1999 (UNAUDITED)

					Proforma			Proforma
			Actual		Adjustments	Notes		Adjusted
		----------	--	----------	--	-------	------------
	ASSETS
CURRENT ASSETS:
	Cash and cash equivalents 	$	406,698	$	-		$	406,698
	Accounts receivable - net		7,277,130		-			7,277,130
	Prepaid expenses and other
	 current assets		582,881		-			582,881
	Net assets of discontinued
	 operations		7,991,35		(7,755,5577) (1)		235,801
		----------	--	------------		------------
	TOTAL CURRENT ASSETS		16,258,067		(7,755,557			8,502,510

PROPERTY AND EQUIPMENT - net		3,411,995		-			3,411,995
COST IN EXCESS OF NET ASSETS
 ACQUIRED - net		2,455,346		-			2,455,346
DEFERRED TAX ASSETS		2,892,412		-			2,892,412
OTHER ASSETS		358,975	 -			358,975
LONG TERM ASSETS OF
 DISCONTINUED OPERATIONS		5,344,443 	(5,344,443) 	(1)		-
		----------	--	------------		------------
		$	30,721,238	$	(13,100,000)			$	17,621,238
		============	 ============		============

	LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
	Accounts payable and
	  accrued liabilities	$	3,682,639 $	-				3,682,639
	Current portion of term
	  debt and capital lease
	    obligations		-		-			-
	Other current liabilities		159,320		-			159,320
		----------	--	------------		------------
	TOTAL CURRENT LIABILITIES		3,841,959 	-			3,841,959
		----------	--	------------		------------
LONG-TERM LIABILITIES:
	Revolving Credit Facility		15,601,949		(13,100,000)	(1)
	2,501,949
	Other liabilities		141,138 	-			141,138
		----------	--	------------		------------
	TOTAL LONG-TERM LIABILITIES		15,743,087 	(13,100,000)
	2,643,087
		----------	--	------------		------------
	TOTAL LIABILITIES		19,585,046 	(13,100,000)			6,485,046
		----------	--	------------		------------
Commitments and Contingencies
Stockholders' equity:
	Common stock, treasury stock
	 and additional paid in capital		25,562,655		-
	25,562,655
	Accumulated deficit		(14,426,463)		-
	(14,426,463)
		----------	--	------------		------------
	TOTAL STOCKHOLDERS' EQUITY		11,136,192		-			11,136,192
		----------	--	------------		------------
			$	30,721,238 $	(13,100,000)	$	17,621,238
		==========	==	============		============

Pro-forma adjustments:
(1) Reflects sale of product operations and application of proceeds against
debt.	See accompanying notes to interim consolidated financial statements.

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits

		Exhibit 10.1 Asset Sale Agreement
		Exhibit 11 Calculation of Earnings Per Share (attached)
		Exhibit 27 Financial Data (electronic filing only)

	(b)	Form 8-K - none.

<PAGE

	CARETENDERS HEALTH CORP. AND SUBSIDIARIES
	COMPUTATION OF EARNINGS PER SHARE
	EXHIBIT 11

	Three Months Ended	Six Months Ended
	September 30,	September,
	-------------------------	----------------
	1999	1998	1999	1998
	------------	-----------	-----------	-----------
BASIC
Net income (loss)	$(4,778,266)	$(156,133)	$(4,719,035)	$(5,904,363)

Weighted average
outstanding shares
during the period	3,120,413	3,120,413	3,120,413	3,120,413

	------------	-----------	------------	-----------
Net income
(loss) per share	$(1.53)	$(0.05)	$(1.51)	$(1.89)
	============	===========	============	===========


DILUTED
Net income (loss)
for diluted income
per common share		$		$

Weighted average
outstanding shares
during the period	3,120,413	3,120,413	3,120,413	3,120,413

Add-common equivalent
Shares representing
shares issuable upon
exercise of dilutive
options and warrants	(a)	(a)	(a)	(a)

	------------	-----------	------------	-----------
Diluted Net income
(loss) per
common share	$(1.53)	$(0.05)	$(1.51)	$(1.89)
	============	===========	============	===========

(a) anti-dultive

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.


Date:	November 22, 1999

							CARETENDERS HEALTH CORP.


							BY  /s/ William B Yarmuth
							William B. Yarmuth,
							Chairman of the Board, President
							and Chief Executive Officer


							BY  /s/ C. Steven Guenthner
							C. Steven Guenthner,
							Senior Vice President and
							Chief Financial Officer