Form 10-Q
period 1999-12-31
CARETENDERS HEALTH CORP
filed 2000-02-14
CIK 799231

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                              --------------------


                                    FORM 10-Q


    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the transition period from ___________to_______


                          Commission file number 1-9848
             ALMOST FAMILY, INC. (FORMERLY CARETENDERS HEALTH CORP). (Exact name of registrant as specified in its charter)

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

                      Class of Common Stock $.10 par value

               Shares outstanding at December 31, 1999 - 3,130,413

     ALMOST FAMILY, INC. AND SUBSIDIARIES (FORMERLY CARETENDERS HEALTH CORP)

                                    FORM 10-Q

                                      INDEX

Part I. Financial Information

     Item 1. Financial Statements
     Consolidated Balance Sheets as of December
     31, 1999 and March 31, 1999                                          3

     Consolidated Statements of Operations
     for the Three Months ended December
     31, 1999 and 1998                                                    4

     Consolidated Statements of Operations
     for the Nine months ended December 31,
     1999 and 1998                                                        5

     Consolidated Statements of Cash Flows for
     the Nine months ended December 31,
     1999 and 1998                                                        6

     Notes to Interim Consolidated
     Financial Statements                                                7 - 9


Item 2. Management's Discussion and
        Analysis of Financial
        Condition and Results of Operations                              10


        Part II. Other Information
        Items 1 through 6

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                       (FORMERLY CARETENDERS HEALTH CORP)
                       INTERIM CONSOLIDATED BALANCE SHEETS


               ASSETS                                                                        December 31, 1999  March 31, 1999
                                                                                             -----------------  --------------
                                                                                               (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents                                                                  $    461,184    $  1,036,951
   Accounts receivable - net                                                                     7,262,663       6,430,368
   Prepaid expenses and other current assets                                                       443,790          85,571
   Net assets of discontinued operations                                                         1,624,150       9,200,093
                                                                                                ----------     ------------
   TOTAL CURRENT ASSETS                                                                          9,791,787      16,752,983

PROPERTY AND EQUIPMENT - net                                                                     3,135,216       3,434,518

COST IN EXCESS OF NET ASSETS ACQUIRED - net                                                      2,431,076       2,517,543

DEFERRED TAX ASSETS                                                                              2,722,647       4,137,000

OTHER ASSETS                                                                                       340,716         284,595
LONG TERM ASSETS OF DISCONTINUED OPERATIONS                                                           --         9,227,753
                                                                                              ------------    ------------
                                                                                              $ 18,421,442    $ 36,354,392
                                                                                              ============    ============


         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                                                   $  3,471,546    $  4,001,426
   Current portion of term debt and
     capital lease obligations                                                                        --         3,062,749
   Other current liabilities                                                                       164,061         673,000
                                                                                              ------------    ------------
                  TOTAL CURRENT LIABILITIES                                                      3,635,607       7,737,175
                                                                                              ------------    ------------

LONG-TERM LIABILITIES:
   Revolving Credit Facility                                                                     3,296,836      12,530,258
   Other liabilities                                                                               118,370         231,733
                                                                                              ------------    ------------
   TOTAL LONG-TERM LIABILITIES                                                                   3,415,206      12,761,991
                                                                                              ------------    ------------
   TOTAL LIABILITIES                                                                             7,050,813      20,499,166
                                                                                              ------------    ------------

Commitments and Contingencies

Stockholders' equity:
   Common stock, par value $.10;
         authorized 10,000,000 shares;
         3,130,436 issued and outstanding                                                          313,044         313,044
   Treasury stock, at cost, 10,000 shares                                                          (95,975)        (95,975)
   Additional paid-in capital                                                                   25,345,586      25,345,586
   Accumulated deficit                                                                         (14,192,026)     (9,707,429)
                                                                                              ------------    ------------
   TOTAL STOCKHOLDERS' EQUITY                                                                   11,370,629      15,855,226
                                                                                              ------------    ------------
                                                                                              $ 18,421,442    $ 36,354,392
                                                                                              ============    ============

                 See accompanying notes to interim consolidated
                             financial statements.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                       (FORMERLY CARETENDERS HEALTH CORP)
                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                Three Months Ended December 31,
                                                                                 ------------------------------
                                                                                   1999            1998

                                                                                  ------------    ------------
Net revenues                                                                      $ 11,884,749    $ 10,159,459
Cost of sales and services                                                           9,836,275       8,537,431
Selling, general and administrative expenses                                         1,104,360       1,042,410
Depreciation and amortization expense                                                  245,020         230,041
Provision for uncollectible accounts                                                   234,337          93,114
                                                                                  ------------    ------------
Income from continuing operations
 before other income (expense) and income taxes                                        464,757         256,463

Other income (expense):
  Interest expense                                                                     (60,555)       (135,058)
                                                                                   ------------    ------------
Income from continuing operations
  before provision for income taxes                                                    404,202         121,405

Provision (benefit) for income taxes                                                   169,765          50,079
                                                                                   ------------    ------------
Net income from continuing operations                                             $    234,437    $     71,326

Discontinued operations (Note 7):
  Income from operations,
   net of applicable income taxes of
    $0 and $694,867                                                                        --           991,543
                                                                                  ------------     ------------
Net income (loss)                                                                 $    234,437     $  1,062,869
                                                                                  ============     ============

Per Share Amounts - Basic and Diluted

  Average shares outstanding                                                         3,120,413        3,120,413

  Net income (loss)from continuing operations                                     $       0.08    $        0.02
  Discontinued operations:
    Income (loss) from operations,
     net of applicable income taxes                                                         --             0.32
                                                                                   ------------    ------------
    Net income (loss)                                                              $       0.08    $       0.34
                                                                                   ============    ============














                 See accompanying notes to interim consolidated
                             financial statements.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                       (FORMERLY CARETENDERS HEALTH CORP)
                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                                Nine months Ended December 31,
                                                                                ------------------------------
                                                                                         1999            1998
                                                                                 ------------    ------------
Net revenues                                                                     $ 33,324,894    $ 29,472,651
Cost of sales and services                                                         27,534,082      25,222,253
Selling, general and administrative expenses                                        3,313,079       3,541,303
Depreciation and amortization expense                                                 693,265         694,662
Provision for uncollectible accounts                                                  645,061         308,639
Goodwill write-down                                                                      --           113,196
                                                                                 ------------    ------------
Income (loss) from continuing operations
 before other income (expense) and income taxes                                     1,139,407        (407,401)

Other income (expense):
  Interest expense                                                                   (294,007)       (409,400)
  Loss on sale of building                                                            (91,701)           --
                                                                                  ------------    ------------
Income (loss) from continuing operations
  before provision for income taxes                                                    753,699        (816,802)

Provision (benefit) for income taxes                                                   316,554        (336,931)
                                                                                  ------------     ------------
Net income (loss)from continuing operations                                       $    437,145    $   (479,871)
                                                                                  ------------    ------------
Discontinued operations (Note 7):
  Income (loss) from operations,
   net of applicable income taxes of
    $57,000 and ($1,957,000)                                                            78,258      (4,189,649)
  Loss on disposal, net of applicable
   income tax provision of $527,000                                                 (5,000,000)           --
                                                                                    ------------    ------------
                                                                                    (4,921,742)     (4,189,649)
                                                                                    ------------    ------------
Cumulative effect on prior years of a change
 in method of accounting for pre-opening costs,
  net of tax                                                                              --          (171,974)
                                                                                    ------------    ------------
Net income (loss)                                                                  $ (4,484,597)   $ (4,841,494)
                                                                                    ============    ============

Per Share Amounts - Basic and Diluted

  Average shares outstanding                                                          3,120,413       3,120,413

  Net income (loss)from continuing operations                                      $       0.14    $      (0.15)
                                                                                    ------------    ------------
Discontinued operations:
    Income (loss) from operations,
     net of applicable income taxes                                                        0.02           (1.34)
    Loss on disposal, net of applicable
     income taxes                                                                         (1.60)           --
                                                                                     ------------    ------------
                                                                                          (1.58)          (1.34)
Cumulative effect on prior years of a change
 in method of accounting for pre-opening costs,
  net of tax                                                                               --             (0.06)
                                                                                     ------------    ------------
    Net income (loss)                                                               $      (1.44)   $      (1.55)
                                                                                     ============    ============

                 See accompanying notes to interim consolidated
                             financial statements.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                       (FORMERLY CARETENDERS HEALTH CORP)
                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                    Nine months Ended December 31,
                                                                                    ------------------------------
                                                                                      1999                  1998
                                                                                    -------------      --------------
Cash flows from operating activities:

Net income (loss) from continuing operations                                        $    437,145    $   (651,845)
Adjustments to reconcile net income from
continuing operations to net cash provided
(used) by operating activities:
    Depreciation and amortization                                                        693,265         694,662
    Provision for uncollectible accounts                                                 645,061         308,639
    Goodwill write-down                                                                                  113,196
    Loss on sale of building                                                              91,701            --
    Accounting change                                                                         --         171,974
    Deferred taxes                                                                        80,900        (107,026)
                                                                                    ------------      ----------
                                                                                       1,948,072         529,600
Change in certain net current assets
 (Increase) decrease in:
   Accounts receivable                                                                (1,477,356)        112,215
   Prepaid expenses and other current assets                                            (495,599)       (140,183)
 Increase (decrease) in:
   Payables, accrual and other liabilities                                              (643,244)       (307,095)
                                                                                    --------------    -----------
Net cash provided (used) by continuing operations                                       (668,127)        194,537
                                                                                    --------------    -----------
Cash flows from investing activities:

  Capital expenditures                                                                  (518,296)       (374,196)
Sale of assets                                                                           119,009            --
                                                                                     ------------      ----------
    Net cash provided (used) by
     investing activities                                                               (399,197)       (374,196)
                                                                                     ------------      ----------

Cash flows from financing activities:
Net revolving credit facility borrowings                                             (12,296,171)      1,208,141
                                                                                     ------------      ---------
Net cash provided (used) by financing activities                                     (12,296,171)      1,208,141
                                                                                     ------------      ---------
Net cash provided (used) by discontinued
  operations                                                                          12,787,728      (1,813,716)
                                                                                    ------------      -----------

Net increase (decrease) in cash                                                         (575,767)       (785,234)

Cash and cash equivalents
      at beginning of period                                                           1,036,951         818,555
                                                                                     -----------       ----------
Cash and cash equivalents
      at end of period                                                               $   461,184    $     33,321
                                                                                     ============   ============

                 See accompanying notes to interim consolidated
                             financial statements.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                       (FORMERLY CARETENDERS HEALTH CORP)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.      BASIS OF PRESENTATION

       The accompanying interim consolidated financial statements for the three and nine months ended December 31, 1999 and 1998 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. Accordingly, the reader of this Form 10-Q is referred to the Company's Form 10-K for the year ended March 31, 1999 for further information. In the opinion of management of the Company, the accompanying unaudited interim financial statements reflect all adjustments (consisting of normally recurring adjustments) necessary to present fairly the financial position at December 31, 1999 and the results of operations and cash flows for the periods ended December 31, 1999 and 1998.

       The results of operations for the three and nine months ended December 31, 1999 are not necessarily indicative of the operating results for the year.

       Name Change

       On January 31, 2000, the Company's name was changed from "Caretenders HealthCorp" to "Almost Family, Inc."

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

       On January 26, 1994 Franklin Capital Associates L.P., Aetna Life and Casualty Company and Aetna Casualty and Surety Company, shareholders, who at one time held approximately 320,000 shares of the Company's common stock (approximately 13% of shares outstanding) filed suit in Chancery Court of Williamson County, Tennessee claiming unspecified damages not to exceed three million dollars in connection with registration rights they received in the Company's acquisition of National Health Industries in February 1991. The suit alleges the Company failed to use its best efforts to register the shares held by the plaintiffs as required by the merger agreement. The Company believes it has meritorious defenses to the claims but is currently unable to predict whether the ultimate outcome of the suit will have a material impact on the Company's financial position. The Company plans to vigorously defend its position in this case. No amounts have been recorded in the accompanying financial statements related to this suit.

    ALMOST FAMILY, INC. (FORMERLY CARETENDERS HEALTH CORP). AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

       Legal Proceedings (continued)

       In January 1998, Aetna Life and Casualty Company withdrew its claim against the Company without prejudice. Trial is scheduled for February 2000.

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

5.      ACCOUNTING FOR THE COSTS OF START-UP ACTIVITIES

        Effective April 1, 1998, the Company adopted AICPA Statement of Position 98-5 "Reporting on the Costs of Start-up Activities" (SOP 98-5) which requires all costs incurred readying a new business for operation prior to revenue generation to be expensed as incurred. Accordingly, the accompanying statement of operations for the nine months ended December 31, 1998 includes a non-recurring, net of tax, expense of $171,974 for the cumulative effect on continuing operations of this change in accounting principle.

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

7.     Discontinued Operations

       As part of a formal plan of separation, the Company on November 12, 1999 sold its product operations (consisting of infusion therapy and respiratory and medical equipment businesses) to Lincare Holdings, Inc. in an asset sale for $14.5 million and is pursuing available strategic alternatives to complete the separation of its visiting nurse operations. Proceeds from the sale are being used to repay obligations outstanding under the Company's bank line of credit. As a result of the operational separations, the Company recorded a one-time net of tax loss of approximately $5 million or ($1.60) in the quarter ended September 30, 1999. This charge reduced the book value of the operations to their expected net realizable value and includes the estimated future operating results of the visiting nurse operations prior to separation. These changes have been accounted for as discontinued operations in the accompanying financial statements.

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

       Revenues from discontinued operations were $11,216,872 and $14,065,495 for the quarter ended December 31, 1999 and 1998 respectively, and $40,641,753 and $42,338,417 for the nine months ended December 31, 1999 and 1998 respectively. Interest expense has been allocated to continuing and discontinued operations on the basis of relative net assets.
       Accordingly, interest expense has been allocated to discontinued operations in the amounts of $117,159 and $261,301 for the quarter ended December 31, 1999 and 1998 respectively, and $568,827 and $454,898 for the nine months ended December 31, 1999 and 1998 respectively. Results of discontinued operations for the three and nine months ended December 31, 1998 included a $783,000 after-tax gain on a litigation settlement.

       The accompanying balance sheet includes net current assets and liabilities of discontinued operations, consisting primarily of accounts receivable, inventory, accounts payable and accrued liabilities, and long term assets of discontinued operations consisting primarily of property, plant and equipment, net of accumulated depreciation and goodwill.

       During the quarter ended June 30, 1998, the Company recorded a non-recurring write-down of goodwill of $6,854,364 million before taxes as a result of changes in Medicare reimbursement brought about by the Balanced Budget Act of 1997 (the BBA) and their resulting impact on the home health market place and the Company. The write-down of goodwill was required under Statement of Financial Accounting Standard No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" based upon management's estimate of the impact of the changes in Medicare reimbursement for home health nursing services. Management determined that this impact indicated the carrying value of goodwill should be written down by approximately $6.8 million based on the net present value of expected future cash flows of specific acquired (primarily Medicare) nursing operations. This write-down is included in loss from operations of discontinued operations in the accompanying consolidated statement of operations, net of income tax effects.

       The BBA included a requirement for implementation of a prospective payment system or "PPS" which would not be cost-based, no later than October 1, 2000. Proposed PPS regulations were published by HCFA in October 1999 with an invitation for comment. HCFA's schedule calls for final rules to be published in the summer of 2000. The Company is currently evaluating the proposed regulations for a prospective payment system, its potential impact on the visiting nurse operations, and what mitigating actions, if any, the Company may be able to take in response to PPS.

       The Company is unable to predict at this time what Medicare payment rates will be under PPS. Likewise the Company is unable to predict what impact, if any, PPS will have on the viability and disposition values of its visiting nurse operations.

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

RESULTS OF CONTINUING OPERATIONS

Quarter Ended December 31, 1999 Compared With Quarter Ended December 31, 1998
--------------------------------------------------------------------------------
                                             1999                             1998                          Change
                                       -------------------             -------------------           -------------------
                                         Amount      %Rev.              Amount       %Rev.           Amount        %Rev.
                                       -----------  ------          ----------     -------       ----------      -------

Net Revenues                           $11,884,749     100.0%         $10,159,459      100.0%       $1,725,290        17.0%

Cost of Sales

  and Services                           9,836,275      82.8%           8,537,431       84.0%        1,298,844        15.2%

  Center

    Contribution                         2,048,474      17.2%           1,622,028       16.0%          426,446        26.3%

Selling, General &
  Administrative                         1,104,360       9.3%           1,042,410       10.2%           61,950         5.9%

Depreciation and

  Amortization                             245,020       2.1%             230,041        2.3%           14,979         6.5%

Provision for
uncollectible

accounts                                   234,337       2.0%              93,114        0.9%          141,223           NM

Interest, Net                               60,555       0.5%             135,058        1.3%          (74,503)     (55.2)%
                                       -----------                     ----------                   ----------

Income from
continuing operations
before taxes, and
accounting change                          404,202       3.4%             121,405        1.2%          282,797           NM

Income taxes                               169,765       1.4%              50,079        0.5%          119,686           NM
                                       -----------                     ----------                   ----------

Net income
from continuing
operations non-
recurring items
and accounting
change                                     234,437       2.0%              71,326        0.7%          163,111           NM
                                       ===========                     ==========                   ==========

NM=Not Meaningful

-------------------------------------------------------------------------------------

Net Revenues

Net revenues increased 17% to $11.8 million from $10.2 million in the prior year. Growth came primarily from volumes, which grew to 168,731 days of care in 1999 from 141,759 in 1998. Average revenue per day of care decreased just under 2% as mix changes offset price increases from Medicaid programs. Increased volumes were derived primarily from increased occupancy in the adult day care centers which grew to 74% of capacity in 1999 from 70% of capacity in 1998.

Cost of Sales and Services

Cost of sales and services as a percent of revenues declined to 83% in 1999 from 84% in 1998 primarily as a result of increased volumes of business and increased occupancy rates for in-facility care.

Selling, General and Administrative

The decrease of $61,950 is due primarily to increased administrative costs associated with the Company's strategic repositioning and name change activities. SG&A as a percent of revenues dropped to 9.3% in 1999 from 10.2% in 1998.

Depreciation and Amortization

Depreciation and amortization increased by 6% or $14,979 due to capital expenditures.

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


Nine months Ended December 31, 1999 Compared With Nine months Ended December 31, 1998
-------------------------------------------------------------------------------------
                              1999                       1998                          Change
                            -------------------      -------------------           -------------------

                              Amount      %Rev.      Amount          %Rev.        Amount       %Rev.
                          -----------     ------   ----------       -------      ----------     -------

Net Revenues             $ 33,324,894     100.0% $ 29,472,651         100.0%  $  3,852,243       13.1%

Cost of Sales

  and Services             27,534,082      82.5%   25,222,253          86.4%     2,311,829        9.2%

  Center

   Contribution             5,790,812      17.5%    4,250,398          13.6%     1,540,414       36.2%

Selling, General &
  Administrative            3,313,079      10.3%    3,541,303          14.7%      (228,224)      (6.4)%

Depreciation and

  Amortization                693,265       2.1%      694,662           2.4%        (1,397)      (0.2)%

Provision for
 uncollectible

  accounts                    645,061       1.9%      308,639           1.1%       336,422      109.0%

Goodwill

  write-down                     --     -%            113,196           0.6%      (113,196)   NM

Interest, Net                 294,007       1.1%      409,400           1.4%      (115,393)     (28.2)%
                             --------               ----------                    ---------

Income (Loss) from
 continuing operations

  before taxes, and
   accounting change          845,400       3.1%     (816,802)         (6.6)%    1,662,202    NM

Loss on sale of
  building                     91,701       0.4%         --                         91,701    NM

Income taxes                  316,554       0.7%     (336,931)         (2.7)%      653,485    NM
                             --------              ------------                    -------

Net income (loss)
 from continuing
  operations before
   accounting change          437,145       0.9%     (479,871)         (3.9)%      917,016    NM
                             ========               ==========                     =======

NM=Not Meaningful

---------------------------------------------------------------------------------------------------------

Net Revenues

Net revenues increased 13% to $33.3 million from $29.5 million in the prior year. Growth came primarily from volumes, which grew to 475,631 days of care in 1999 from 442,337 in 1998. Average revenue per day of care increased approximately 5% as a result of pricing and mix changes. Increased volumes were derived primarily from increased occupancy in the adult day care centers which grew to 74% of capacity in 1999 from 70% of capacity in 1998.

Cost of Sales and Services

Cost of sales and services as a percent of revenues declined to 83% in 1999 from 86% in 1998 primarily as a result of increased volumes of business and increased occupancy rates for in-facility care.

Selling, General and Administrative

The decrease of $228,224 is due primarily to the Company's July 1998 down-sizing in response to changes in the reimbursement environment. SG&A as a percent of revenues dropped to 10.3% in 1999 from 14.7% in 1998.

Depreciation and Amortization

Depreciation and amortization was approximately the same as 1998 due to the following factors: the June 1998 non-recurring write-down of goodwill, partially offset by the impact of capital expenditures, net of certain property items still in service reaching the end of their useful lives.

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

Income Taxes - Three and Nine months ended December 31, 1999 and 1998
As  of  December  31,  1999,   the  Company  has  net  deferred  tax  assets  of
approximately $2.5 million. The net deferred tax asset is composed of $2.7 million of long-term deferred tax assets and $200,000 of current deferred tax liabilities.

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

Discontinued Operations

As part of a formal plan of separation, the Company on November 12, 1999 sold its product operations (consisting of infusion therapy and respiratory and medical equipment businesses) to Lincare Holdings, Inc. in an asset sale for $14.5 million and is pursuing available strategic alternatives to complete the separation of its visiting nurse operations. Proceeds from the sale are being used to repay obligations outstanding under the Company's bank line of credit. As a result of the operational separations, the Company has recorded a one-time net of tax loss of approximately $5 million or ($1.60) in the quarter ended
September 30, 1999. This charge reduced the book value of the operations to their expected net realizable value and includes the estimated future operating results of the visiting nurse operations prior to separation. These changes have been accounted for as discontinued operations in the accompanying financial statements.

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

Revenues from discontinued operations were $11,216,872 and $14,065,495 for the quarter ended December 31, 1999 and 1998 respectively, and $40,641,753 and $42,338,417 for the nine months ended December 31, 1999 and 1998 respectively. Interest expense has been allocated to continuing and discontinued operations on the basis of relative net assets. Accordingly, interest expense has been allocated to discontinued operations in the amounts of $117,159 and $261,301 for the quarter ended December 31, 1999 and 1998 respectively, and $568,827 and $454,898 for the nine months ended December 31, 1999 and 1998 respectively.

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

Liquidity and Capital Resources

Revolving Credit Facility

The Company has a $20 million revolving credit facility with Bank One Kentucky, NA. The credit facility bears interest at prime plus a margin (ranging from 0% to 1.0%, currently 0.50%) dependent upon total leverage and is secured by substantially all assets and the stock of the Company's subsidiaries. Borrowings are available equal to the greater of: a) a multiple of earnings before interest, taxes, depreciation and amortization (as defined) or, b) an asset based formula, primarily based on accounts receivable. Borrowings under the facility may be used for working capital, capital expenditures, development and growth of the business and other corporate purposes. The facility has an expiration date of April 10, 2001.

As part of a formal plan of separation, the Company sold its product operations (consisting of infusion therapy and respiratory and medical equipment businesses) to Lincare Holdings, Inc. in an asset sale for $14.5 million and is pursuing available strategic alternatives to complete the separation of its visiting nurse operations. Proceeds from the sale are being used to repay obligations outstanding under the Company's bank line of credit. As of December 31, 1999 approximately $3.2 million remained outstanding on the line of credit. The Company has retained certain assets and liabilities associated with the discontinued operations, the liquidation of which is expected to generate additional proceeds of approximately $1.6 million thus reducing the Company's bank borrowings to approximately $1.6 million. Borrowing capacity will then be available to the Company to pursue further development of the adult day care business.

The Company believes that this facility will be sufficient to fund its operating needs for at least the next twelve months.

Management will continue to evaluate additional capital including possible debt and equity investments in the Company to support a more rapid development of the business than would be possible with internal funds.

Cash Flows and Financial Conditions

Key elements to the Consolidated Statements of Cash Flows were (in thousands):

Net Change in Cash and Cash Equivalents       1999              1998
Continuing Operations:
  Provided by (used in)
    Operating activities                   $      (668)     $         194
    Investing activities                          (399)              (374)
    Financing activities                       (12,297)             1,208
                                            ----------       ------------
                                           $  (13,364)      $       1,208
Discontinued operations                        12,788              (1,813)
                                             ---------       -------------
Net Change in Cash and Cash Equivalents    $     (576)      $        (785)
                                             =========       =============

1999

Net cash used by operating activities resulted principally from current period income, net of changes in accounts receivable, accounts payable and accrued expenses. The increase in accounts receivable resulted entirely from volume increases. Days sales outstanding declined to 56 from 58 at March 31, 1999. The decrease in accounts payable and accrued liabilities resulted principally from the timing of payments. Net cash used in investing activities resulted principally from amounts invested in adult day health services expansion activities, and improvements in information systems, net of cash generated from the sale of a building. Net cash used in financing activities resulted primarily from reduced borrowings under the Company's credit facility and reduced mortgage obligations related to the building sold.

1998

Net cash used by operating activities resulted principally from current period losses, adjusted for non-cash items (refer to discussion of operating results above and to statement of cash flows) net of changes in accounts receivable, accounts payable and accrued expenses. Net cash used in investing activities resulted principally from amounts invested in adult day health services expansion activities, and improvements in information systems. Net cash provided by financing activities resulted primarily from an increase in the Company's credit facility related to investments made in acquisitions and expansion.

Year 2000 Computer System Issue

The Company has experienced no significant business issues related to the Year 2000 computer issue. Expenditures related to this issue were not material to the Company's financial position or results of operations.

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

At December 31, 1999, a hypothetical 100 basis point increase in short-term interest rates would result in a reduction of approximately $30,000 in annual pre-tax earnings.

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

                  None

      Item 6.     Exhibits and Reports on Form 8-K

              (a)      Exhibits

                       Exhibit 11 Calculation of Earnings Per Share (attached)
                       Exhibit 27 Financial Data (electronic filing only)

              (b)      Form 8-K - none.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                       (FORMERLY CARETENDERS HEALTH CORP)
                        COMPUTATION OF EARNINGS PER SHARE
                                   EXHIBIT 11

                              Three Months Ended       Nine months Ended
                               December 31,             December,
                             ------------------------- -------------------------

                           1999          1998          1999           1998
                          -----------   -----------   -----------    -----------

BASIC

Net income (loss)       $   234,437   $ 1,062,869   $(4,484,597)   $(4,841,494)

Weighted average
outstanding shares
during the period         3,120,413     3,120,413     3,120,413      3,120,413

                         -----------   -----------   -----------    -----------
Net income (loss)
per share               $      0.08   $      0.34   $     (1.44)   $     (1.55)
                        ===========   ===========   ===========    ===========


DILUTED

Net income (loss) for
diluted income
 per common share       $   234,437   $ 1,062,869   $(4,484,597)   $(4,841,494)

Weighted average
outstanding shares
during the period         3,120,413     3,120,413     3,120,413      3,120,413

Add-common equivalent
 shares representing
 shares issuable upon
 exercise of dilutive
 options and warrants           (a)           (a)           (a)            (a)

                          -----------   -----------   -----------    -----------
Diluted Net
 income (loss)
 per common share       $      0.08   $      0.34   $     (1.44)   $     (1.55)
                         ===========   ===========   ===========    ===========

(a) anti-dultive or would not impact rounded EPS

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Date:   February 14, 2000

                               ALMOST FAMILY, INC.


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