Form 10-K
period 2000-03-31
CARETENDERS HEALTH CORP
filed 2000-06-29
CIK 799231

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
/ X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 2000

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

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:


     Title of Each Class             Name of Each Exchange on Which Registered
     -------------------             -----------------------------------------
Common Stock, par value $.10 per share             NASDAQ  SmallCap System


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the
best  of  the  Registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____X__

As of June 22, 2000, 3,130,413 shares of the Registrant's Common Stock were outstanding. The aggregate market value of Registrant's Common Stock held by non-affiliates of the Registrant as of June 22, 2000 was approximately $7,411,000 (based on the last sale price of a share of the common stock as of June 22, 2000 ($2.375), as reported by the National Association of Securities Dealers, Inc. ("NASDAQ") SmallCap System).


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



PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                     PART I
ITEM 1.  BUSINESS

Strategic Mission Statement
Almost Family, Inc. and subsidiaries (collectively "Almost Family TM" or the "Company") provide alternatives for seniors and other adults with special needs and their families who wish to avoid nursing home placement as long as possible and remain independent, through its network of adult day care centers and ancillary services. The Company was incorporated in Delaware in 1985. On January 31, 2000 the Company changed its name to Almost Family, Inc. from Caretenders HealthCorp.

Adult Day Health Services

Adult day health services is an alternative method of providing care for seniors and other adults who without such care would likely be institutionalized. The field has grown rapidly, from just 15 centers in the United States in the early 1970s to over 4,000 today. Still in its early stages, the industry is highly fragmented with the majority operated by the non-profit sector. To the best of its knowledge and belief, Almost Family, Inc. is one of the largest for-profit providers of adult day care services in the U.S.

The Company's adult day health centers provide professional, high quality adult day health services for disabled or frail adults who require some care or supervision, but who do not require intensive medical attention or institutionalization. The average center has capacity for over 60 guests per day. Most operate seven days a week. The Company also provides transportation services to and from the center.

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

In addition to services provided in the Company's physical locations, some adult day health services are also provided in the patients' homes. These services (generally provided by para-professional staff such as home health aides) are very similar in nature to the care provided in the Company's facility. This flexibility allows the patient and/or his or her family to select the venue (or combination of venues) of care that is appropriate for them. Many Almost Family, Inc. adult day health patients receive care both at home and in the Company's facilities.

As of March 31, 2000, the Company provides services through centers in the following locations:

                              Adult Day
     Locations             Health Centers
     -------------------   ----------------
     Kentucky:
       Louisville area
                                         2
       Lexington area
                                         1
       Elizabethtown                     1
     area
       Owensboro area                    1
       Frankfort area                    1
     Indiana:
       Evansville
                                         1
     Ohio:
       Cincinnati
                                         1
       Columbus
                                         1
       Cleveland
                                         1

     Massachusetts:
       Boston (1)

                                         1
     Connecticut:
       Stamford
                                         1
       Middlebury
                                         1
       Danbury
                                         1
     Maryland:

       Baltimore area                   10
     (2)

     Alabama:
       Birmingham (3)
                                         1
     Florida:

       Fort Lauderdale
     (1)                                 1

       West Palm Beach
                                         1

       Fort Myers (1)                    1

                           ----------------
     Total
                                        28
                           ================



(1)Physical facilities for in-center adult day health services are not in place in these locations. However, some in home adult day health services are currently provided. These locations are currently being evaluated for development of in-center facilities.
(2)For the year ended March 31, 2000 approximately 29% of the Company's revenues and 50% of segment contribution were generated from Maryland operations where approximately 92% of that revenue is derived from Maryland Medicaid reimbursement programs
(3)The Company closed its in-center facility in this market in late fiscal 2000 but continues to provide adult day health services in patients' homes.


Daily capacity for in-facility care was 1,621 and 1,496 guests per day at March 31, 2000 and 1999 respectively.

During fiscal 2000, the Company opened or acquired three new facilities and closed the in-center component of one facility.

Discontinued Operations

In addition to its Adult Day Health Services operations, the Company has historically operated two additional segments, 1) Visiting Nurses, and 2) Product Operations under the trade name "CaretendersTM".

Caretenders' Visiting Nurses operations provide a comprehensive range of Medicare-certified home health nursing services. Payors also include Medicaid and private insurances. Professional staff including registered nurses, licensed practical nurses, physical, speech and occupational therapists, and medical social workers implement and monitor medical treatment plans prescribed by physicians. Professional staff are subject to state licensing requirements in the particular states in which they practice. Para-professional staff, primarily home health aides also provide care to this category of patients.

The Visiting Nurse operations consist of 8 Medicare-certified home health agencies operating in Kentucky (4), Florida (3), and, Massachusetts (1).

Caretenders' Product operations, with locations in Louisville and Lexington, KY and Birmingham, AL provided a wide array of infusion therapy, oxygen therapy and other product related services.

As part of a formal plan of separation, the Company on November 12, 1999 sold its product operations (consisting of infusion therapy and respiratory and medical equipment businesses) to Lincare Holdings, Inc. in an asset sale for $14.5 million and is pursuing available strategic alternatives to complete the separation of its visiting nurse operations. Proceeds from the sale were used to repay obligations outstanding under the Company's bank line of credit. As a result of the operational separations, the Company recorded a one-time net of tax loss of approximately $5 million or ($1.60) in the quarter ended September 30, 1999. This charge reduced the book value of the operations to their expected net realizable value provides for losses on fulfilling certain obligations and close down costs and includes the estimated future operating results of the visiting nurse operations prior to separation. These changes have been accounted for as discontinued operations in the accompanying financial statements.

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

Revenues from discontinued operations were approximately $46,742,000, $57,542,000 and $64,799,000 for the years ended March 31, 2000, 1999 and 1998 respectively. Refer to Management's discussion and analysis of Financial Condition and Results of Operations and the notes to the financial statements under Part II, Items 7 and 8, respectively for additional financial information regarding discontinued operations.

The Company's decisions with respect to the visiting nurse operations resulted from changes in Medicare reimbursement brought about by the Balanced Budget Act of 1997 (the BBA) and its resulting impact on the home health market place and the Company. The BBA included a requirement for implementation of a prospective payment system or "PPS" which would not be cost-based, no later than October 1, 2000. Proposed PPS regulations were published by HCFA in October 1999 with an invitation for comment. HCFA's schedule calls for final rules to be published in the summer of 2000. The Company is currently evaluating the proposed regulations for a prospective payment system, its potential impact on the visiting nurse operations, and what mitigating actions, if any, the Company may be able to take in response to PPS.

The Company is unable to predict at this time what Medicare payment rates will be under PPS. Likewise the Company is unable to predict what impact, if any, PPS will have on the disposition values of its visiting nurse operations.

Compensation for Services
Almost Family, Inc. is compensated for its services through (i) private pay (paid by personal funds), (ii) Medicaid, and (iii) other third party payors (e.g. insurance companies and other government funds). See "Item 1. Business -- Payment Sources". Almost Family, Inc. employs compensation specialists who advise patients as to the availability of sources of payment for its services. See "Government Regulations - Reimbursement Changes" and "Cautionary Statements
- Forward Outlook and Risks". Management will monitor the effects of such items and may consider modifications to its expansion and development strategy when and if necessary.

Acquisitions


The Company continually considers and reviews (subject to availability of capital) possible acquisitions of businesses that provide health care services similar to those currently offered by Almost Family, Inc. Factors which may affect future acquisition decisions include the quality and potential profitability of the company under consideration, and the Company's profitability and ability to finance the transaction.


During 1997, the Company acquired one adult day care center. During 1998, the Company completed transactions to acquire two adult day health services operations. These operations added to the Company's market presence in Florida, Connecticut and Ohio. No pro forma financial information has been provided as the acquisitions, individually and in the aggregate, were not significant compared to the Company's existing operations. During 1999 and 2000 the Company acquired one adult day care center each.

Competition, Marketing and Customers

The adult day health services industry is highly competitive but fragmented. Competitors include: other adult day health centers, ancillary programs provided by nursing homes and hospitals; other government-financed facilities, assisted living and retirement communities, home health providers and senior adult associations.

The Company believes the primary competitive factors are quality of service and reputation among referral sources. However, competitors are increasingly focusing attention on providing alternative site health care services. Almost Family, Inc. competes by offering a high quality of care and by helping families identify and access solutions for care. Adult day care competitive advantages include transportation and superior facilities and guest activity programs.

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

Overview

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

Permits and Licensure

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

Other Regulations

A series of laws and regulations dating back to the Omnibus Budget Reconciliation Act of 1987 ("OBRA 1987") and through the Balanced Budget Act of 1997 have been enacted and apply to the Company. Changes in applicable laws and regulations have occurred from time to time since the 1987 Act including reimbursement reduction and changes to payment rules. Changes are also expected to occur continuously for the foreseeable future.

As a provider of services under Medicaid programs, the Company is subject to the Medicare and Medicaid anti-kickback statute, also known as the "fraud and abuse law." This law prohibits any bribe, kickback, rebate or remuneration of any kind in return for, or as an inducement for, the referral of Medicare or Medicaid patients. The Company may also be affected by the federal physician self-referral prohibition, known as the "Stark" law, which, with certain exceptions, prohibits physicians from referring patients to entities in which they have a financial interest. Many states in which the Company operates have adopted similar self-referral laws, as well as laws that prohibit certain direct or indirect payments or fee-splitting arrangements between health care providers, if such arrangements are designed to induce or to encourage the referral of patients to a particular provider.

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

Payment Sources

The Company receives payments from Medicaid programs, private pay and insurance policies as detailed below. As noted above, the Company's dependence on government sponsored reimbursement programs makes it vulnerable to possible legislative and administrative regulations and budget cut-backs that could adversely affect the number of persons eligible for such programs, the amount of allowed reimbursements or other aspects of the program, any of which could materially affect the Company. In addition, loss of certification or qualification under Medicaid programs could materially affect the Company's ability to effectively market its services.

In addition to its dependence on Medicaid reimbursement, the Company's future operating results may be dependent in part upon its ability to attract customers able to pay for the Company's charges from their own and their families' financial resources. Circumstances which adversely affect the ability or desire of seniors to pay for the Company's services could have an adverse effect on the Company.

The following table sets forth the Company's revenues derived from each major class of payor during the following fiscal years (by percentage of net revenues):

                         2000         1999       1998
Payor Group
---------------------- ----------  -----------------------

Medicare                  0.0%         0.0%        0.0%
Medicaid                 48.5%        49.2%       47.5%
Insurance, Private
  Pay and other
  government programs    51.5%        50.8%       52.5%

Changes in payment sources from 1999 to 2000 are primarily a result of the impact of changes in the types of customers it attracts. For the year ended March 31, 2000 approximately 29% of the Company's revenues and 50% of segment contribution were generated from Maryland operations where approximately 92% of that revenue is derived from Maryland Medicaid reimbursement programs. Although the Company is not aware of any significant initiatives currently underway that would have a material adverse impact on the Maryland reimbursement program or the Company, the Company could be materially impacted by unfavorable changes in the future should they occur.

In determining charge rates for goods and services provided to customers, the Company evaluates several factors including cost and market competition. The Company also negotiates contract rates with third party providers such as insurance companies. The rates of reimbursement for a significant portion of the Company's charges are dictated by Federal or State programs such as Medicaid.

Insurance

The Company and its subsidiaries carry general liability and professional liability insurance. The Company also carries product liability insurance associated with those operations requiring such coverage, including the durable medical equipment operations. The Company's properties are covered by casualty insurance policies. The Company carries directors and officers liability insurance. The Company carries automobile collision and liability coverage and statutory workers' compensation coverage. The Company believes that its present insurance coverage is adequate.

Employees and Labor Relations

As of March 31, 2000 the Company had approximately 3,900 employees. None of the Company's employees are represented by a labor organization. Management believes its relationship with the Company's employees is satisfactory.

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

b)        Maryland Concentration

For the year ended March 31, 2000 approximately 29% of the Company's revenues and 50% of segment contribution were generated from Maryland operations where approximately 92% of that revenue is derived from Maryland Medicaid reimbursement programs. Although the Company is not aware of any significant initiatives currently underway that would have a material adverse impact on the Maryland reimbursement program or the Company, the Company could be materially impacted by unfavorable changes in the future should they occur.


c)        Other Reimbursement Changes
The Company derives substantial portions of its revenues from third-party payors, including government reimbursement programs such as Medicaid, and non-government sources such as commercial insurance companies, HMOs, PPOs and contract services. These payors have undertaken cost-containment measures designed to limit payments to health care providers. There can be no assurance that payments under these programs will be sufficient to cover the costs allocable to patients eligible for reimbursement. The Company cannot predict whether and what additional proposals or cost containment measures will be adopted or, if adopted, what effect, if any, such proposals might have on the operations of the Company.

d)        Competition
The Company competes with numerous well-established competitors which have substantially greater financial resources than the Company. Competitors are increasingly focusing attention on providing alternative site health care services, specifically on adult day health services. Such increasing competition may adversely affect revenues and profitability of Company operations.

e)        Insurance
The Company believes its present insurance coverage is adequate. However, there can be no assurance that such insurance will be available, or, if available, that such insurance will be either adequate to cover the Company's liabilities or available at affordable rates. In addition, increasing insurance costs, and the increasing unwillingness of insurance companies to insure against certain types of losses, raise some questions as to whether the Company will be able to obtain or continue its present insurance coverage. The inability to obtain adequate insurance coverage at affordable rates, or a loss of existing coverage, could have a material effect on the Company.

f)        Private Payment Sources
The Company's future operating results may be dependent in part upon its ability to attract customers able to pay for the Company's charges from their own and their families' financial resources. Circumstances which adversely affect the ability or desire of seniors to pay for the Company's services could have an adverse effect on the Company. In the event that the Company encounters difficulty in attracting seniors with adequate resources to pay for the Company's services, the Company would be adversely affected.

g)        Acquisitions

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


h)        Inclement Weather
The Company provides its services to individuals in home and community settings. Due to the Company's geographic concentrations, severe weather such as snow and hurricanes may hinder the Company's ability to provide its services and can impact the Company's operating results.

i)        Financing
The Company's ability to pursue its strategic plan is dependent upon its ability to obtain financing on satisfactory terms and conditions. If the Company is unable to obtain satisfactory financing it would have an adverse impact on the Company's liquidity and its ability to execute its development plans.

j)        ADC Development
During fiscal 2001, the Company plans to develop 3-6 new adult day health centers after which the Company plans to continue development efforts at a similar or accelerated pace. The Company's ability to achieve its development plans will depend upon a variety of factors, many of which are beyond the Company's control. There can be no assurance that the Company will not suffer delays in its development program, which could slow the Company's growth. The successful development of additional operations will involve a number of risks including the possibility that the Company may be unable to locate suitable sites at acceptable prices or may be unable to obtain, or may experience delays in obtaining, necessary zoning, land use, building, occupancy, licensing and other required governmental permits and authorizations or in actual construction. The implementation of the Company's development strategy is also dependent upon the Company's profitability, the financial performance of its adult day care operations, the availability of financing and the other Cautionary Statements listed above.

k)        Disposition of Visiting Nurse Operations
The Company operates Medicare certified home health agencies, under a plan of disposition. The ultimate outcome of that plan of disposition is highly dependant upon the rate of reimbursement HCFA establishes for the new Prospective Payment System (PPS) as described elsewhere herein. The Company is unable to predict at this time what Medicare payment rates will be under PPS. Likewise the Company is unable to predict what impact, if any, PPS will have on the disposition values of its visiting nurse operations.

ITEM 2.   PROPERTIES

The  Company's  executive  offices  are  located  in  Louisville,   Kentucky  in
approximately 21,000 square feet of space leased from an unaffiliated party.

The Company has 47 real estate leases ranging from approximately 200 to 24,000 square feet of space in their respective locations. The Company believes that its facilities are adequate to meet its current needs, and that additional or substitute facilities will be available if needed.

ITEM 3.  LEGAL PROCEEDINGS

The Company, from time to time, is subject to claims and suits arising in the ordinary course of its business, including claims for damages for personal injuries. In the opinion of management, the ultimate resolution of any of these pending claims and legal proceedings will not have a material effect on the Company's financial position or results of operations.

On January 26, 1994 Franklin Capital Associates L.P., Aetna Life and Casualty Company and Aetna Casualty and Surety Company, shareholders, who at one time held approximately 320,000 shares of the Company's common stock (approximately 13% of shares outstanding) filed suit in Chancery Court of Williamson County, Tennessee claiming unspecified damages not to exceed three million dollars in connection with registration rights they received in the Company's acquisition of certain home health operations in February 1991. The suit alleges the Company failed to use its best efforts to register the shares held by the plaintiffs as required by the merger agreement. The Company settled with Aetna shortly before the case went to trial in February 2000. In mid-trial Franklin voluntarily withdrew its complaint reserving its legal rights to bring a new suit as allowed under Tennessee law. In May 2000, Franklin refiled its claim. The Company believes it has meritorious defenses to the claims and does not expect that the ultimate outcome of the suit will have a material impact on the Company's results of operations, liquidity or financial position. The Company plans to vigorously defend its position in this case. Anticipated costs of litigation have been included in the Company's one-time charge for discontinuing its home health operations recorded in September 1999.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
MATTERS


The Company's common stock is traded on the NASDAQ SmallCap System. The stock is traded under the symbol "AFAM" (formerly CTND). Set forth below are the high and low sale prices for the common stock for the periods indicated reported by
NASDAQ:


Closing Common Stock Prices

            Quarter Ended:                    High              Low
            --------------                    ----              ---
            June 30, 1998                    $7.94             $5.50
            September 30, 1998               $5.50             $1.75
            December 31, 1998                $3.75             $2.25
            March 31, 1999                   $4.13             $1.78
            June 30, 1999                    $3.00             $1.50
            September 30, 1999               $2.81             $1.50
            December 31, 1999                $3.00             $1.50
            March 31, 2000                   $3.44             $1.75


On June 22, 2000, the last reported sale price for the Common Stock reported by NASDAQ was $2.375 and there were approximately 625 holders of record of the Company's Common Stock. No cash dividends have been paid by the Company.

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

                   Consolidated Selected Financial Information
     (Dollar amounts in
            000's                           Year Ended March 31,
   except per share data)
   --------------------------  -------------------------------------------------
                                2000      1999       1998      1997      1996
                              --------- --------- -------------------- ---------
   Results of Operations
     Net revenues             $44,724   $39,619   $30,384   $24,702    $21,266
     Net Income (loss)
       Continuing                 175      (546)   (1,633)   (1,967)    (2,142)
   Operations
     Net Income (loss)
       Discontinued            (4,918)   (5,682)    3,045     3,727      3,718
   Operations
     Net Income (loss)        $(4,743)  $(6,228)  $ 1,412   $ 1,759    $ 1,575

   Per share:
     Basic:
       Number of shares         3,124     3,120     3,120     3,119      3,119
     Net Income (loss)
       Continuing             $  0.06   $ (0.18)  $ (0.52)  $ (0.63)   $ (0.69)
   Operations
     Net Income (loss)
       Discontinued             (1.58)    (1.82)     0.98      1.19       1.19
   Operations
     Net Income (loss)        $ (1.52)  $ (2.00)   $ 0.45    $ 0.56     $  .50

     Diluted:
       Number of shares         3,124     3,120     3,162     3,142      3,149
     Net Income (loss)
       Continuing             $  0.06   $ (0.18)   $(0.52)   $(0.63)    $(0.68)
   Operations
     Net Income (loss)
       Discontinued             (1.58)    (1.82)     0.96      1.19       1.18
   Operations
     Net Income (loss)        $ (1.52)  $ (2.00)   $ 0.45    $ 0.56      $ .50

   Balance  sheet Data as                        March 31,
   of:
                              --------------------------------------------------
                               2000      1999      1998      1997      1996
                              --------- --------- --------- --------------------
   Working capital            $ 2,879   $12,592   $13,950   $17,471   $13,844
   Total assets                18,151    36,354    40,793    33,450    33,217
   Long term liabilities        1,689    15,825    14,016     9,961     6,805
   Total liabilities            6,998    20,499    18,710    12,787    14,313
   Stockholders' equity        11,153    15,855    22,083    20,663    18,904

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As described elsewhere herein, the Company has sold its product operations and is pursuing strategic alternatives for its visiting nurse operations. Accordingly, the results of continuing operations presented below include only the result of the Company's adult day health services operations consisting of in-center adult day care and personal care services provided in the patients' homes.

RESULTS OF CONTINUING OPERATIONS

The financial tables that follow are presented for continuing operations excluding non-recurring items.

            Year Ended March 31, 2000 Compared with Year Ended March 31, 1999
            -----------------------------------------------------------------

                              2000                  1999                   Change
                              ----                  ----                   ------
                            Amount      %Rev.       Amount      %Rev.      Amount          %
                            ------      -----       ------      -----      ---------    --------

Net Revenues            $ 44,723,677     100.0% $ 39,619,347      100.0% $  5,104,330       12.9%

Cost of Sales
  and Services            37,330,896      83.5%   33,651,115       85.0%    3,679,781       10.9%

Center
  Contribution             7,392,781      16.5%    5,968,232       15.0%    1,424,549       23.9%

Selling, General &
  Administrative           4,417,438       9.9%    4,586,673       11.6%     (169,235)      -3.7%

Depreciation and
  Amortization               940,390       2.1%      916,876        2.3%       23,514       2.56%

Provision for uncollectible
  accounts                   906,614       2.0%      460,356        1.2%      446,258       96.9%

Goodwill
  Write-down                    --     -%            113,196        0.3%     (113,196)      NM

Interest, Net                317,550       0.7%      527,435        1.3%     (209,885)     -39.8%
                            --------                --------                 ---------
Income from
  continuing operations
  before non-recurring items,
  taxes, and
  accounting change     $    810,789       1.8% $   (636,304)   -1.6%    $  1,447,093       NM
                         ===========             ============             ===========

NM=Not Meaningful
------------------------------------------------------------------------------

Net Revenues
Net revenues increased 13% to $44.7 million from $39.6 million in the prior year. Growth came primarily from volumes, which grew to 636,394 days of care in 2000 from 544,283 in 1999. Average revenue per day of care increased 11.5% due to mix changes and price increases. Increased volumes were derived primarily from increased occupancy in the adult day care centers which grew to 73% of capacity in 2000 from 70% of capacity in 1999. Average capacity increased to 1,588 in 2000 from 1,496 in 1999. As of April 1, 2000 total system capacity was 1,621 guests per day.

Cost of Sales and Services
Cost of sales and services as a percent of revenues declined to 84% in 2000 from 85% in 1999 primarily as a result of increased volumes of business and increased occupancy rates for in-facility care.

Selling, General and Administrative
The decrease of $169,235 is due primarily to reduced administrative costs due to the Company's strategic repositioning and down-sizing activities. SG&A as a percent of revenues dropped to 9.9% in 2000 from 11.6% in 1999.

Depreciation and Amortization
Depreciation and amortization increased by 3% or $23,514 due to capital expenditures.

Provision for Uncollectible Accounts
Management establishes an allowance for uncollectible accounts based on its estimate of probable collection losses. The increase in provision for uncollectible accounts resulted from certain individual customer accounts which became aged during the period.

Interest, Net
The decrease in interest, net is primarily a result of lower average outstanding debt levels associated with the Company's improved operating results and proceeds from the sale of the product operations.



            Year Ended March 31, 1999 Compared with Year Ended March 31, 1998
            -----------------------------------------------------------------

                           1999                        1998                                         Change
                           ----                        ----                                         ------
                         Amount        %Rev.           Amount          %Rev.            Amount                %
                         ------        -----           ------          -----          -----------           ------

Net Revenues          $ 39,619,347          100.0%     $ 30,383,571          100.0%     $  9,235,776          30.4%

Cost of Sales
  and Services          33,651,115           85.0%       27,262,355           89.7%        6,388,760          23.4%


Center
 Contribution            5,968,232           15.0%        3,121,216           10.3%        2,847,016          91.2%

Selling, General &
  Administrative         4,586,673           11.6%        4,317,545           14.2%          269,128           6.2%

Depreciation and
  Amortization             916,876            2.3%          933,118            3.1%          (16,242)         -1.7%

Provision for
  uncollectible
  accounts                 460,356            1.2%          311,478            1.0%          148,878          47.8%

Goodwill
  Write-down               113,196            0.3%             --           --               113,196           NM

Interest, Net              527,435            1.3%          338,566            1.1%          188,869          55.8%
                           -------                       ------------                        -------

Income from
  continuing operations
  before non-recurring
  items, taxes, and
  accounting change   $   (636,304)          -1.6%      $ (2,779,491)         -9.2%     $  2,343,187           NM
                       ============                     =============                   ============

NM=Not Meaningful
-------------------------------------------------------------------------------

Net Revenues
Net revenues increased 30% to $39.6 million from $30.4 million in the prior year. Growth came primarily from volumes, which grew to 544,283 days of care in 1999 from 442,337 in 1998. Average revenue per day of care increased approximately 5% as a result of pricing and mix changes. Increased volumes were derived primarily from increased occupancy in the adult day care centers which grew to 70% of capacity in 1999 from 60% of capacity in 1998.

Cost of Sales and Services
Cost of sales and services as a percent of revenues declined to 85% in 1999 from 90% in 1998 primarily as a result of increased volumes of business and increased occupancy rates for in-facility care.

Selling, General and Administrative
The increase of $269,128 is primarily due to growth in the size of the operations. SG&A as a percent of revenues dropped to 11.6% in 1999 from 14.2% in 1998.

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

Interest, Net
The increase in interest, net was primarily a result of higher average outstanding debt levels .

Income Taxes - Years Ended March 31, 2000 and 1999
As of March 31, 2000, the Company has net deferred tax assets of approximately $3.5 million. The net deferred tax asset is composed of $3.4 million of long-term deferred tax assets and $117,000 of current deferred tax assets.

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

The effective income tax rate was approximately 42% of income before income taxes for 2000 as compared to an effective income tax rate of approximately 41.25% of loss before taxes for 1999 and 1998. The benefit in 1999 and 1998 resulted directly from the recognition of losses incurred from continuing operations and was provided at a lower than statutory rate due to the tax implications of state and local net operating loss carryforwards arising from the 1999 and 1998 losses.

Loss on Disposal of Certain Operations
The accompanying income statement for fiscal 2000 includes a one-time charge of $416,808 ($241,749 after tax or $0.08) per share related to the closure of the Company's Birmingham AL adult day care center. The charge consists of future lease obligations and unamortized leasehold improvements.

Discontinued Operations
As part of a formal plan of separation, the Company on November 12, 1999 sold its product operations (consisting of infusion therapy and respiratory and medical equipment businesses) to Lincare Holdings, Inc. in an asset sale for $14.5 million and is pursuing available strategic alternatives to complete the separation of its visiting nurse operations. Proceeds from the sale were used to repay obligations outstanding under the Company's bank line of credit. As a result of the operational separations, the Company has recorded a one-time net of tax loss of approximately $5 million or ($1.60) in the quarter ended September 30, 1999. This charge reduced the book value of the operations to their expected net realizable value provides for losses on fulfilling center obligations and close down costs and includes the estimated future operating results of the visiting nurse operations prior to separation. These changes have been accounted for as discontinued operations in the accompanying financial statements.

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

Revenues from discontinued operations were approximately $46,742,000, $57,542,000 and $64,799,000 for the years ended March 31, 2000, 1999 and 1998 respectively. For periods prior to the sale, interest expense has been allocated to continuing and discontinued operations on the basis of relative net assets. Accordingly, interest expense has been allocated to discontinued operations in the amounts of approximately $613,000, $1,034,000 and $655,000 for the years ended March 31, 2000, 1999 and 1998 respectively.

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

As part of a formal plan of separation, the Company sold its product operations (consisting of infusion therapy and respiratory and medical equipment businesses) to Lincare Holdings, Inc. in an asset sale for $14.5 million and is pursuing available strategic alternatives to complete the separation of its visiting nurse operations. Proceeds from the sale were used to repay obligations outstanding under the Company's bank line of credit. As of March 31, 2000 approximately $3.2 million remained outstanding on the line of credit. The Company has retained certain assets and liabilities associated with the discontinued operations, the liquidation of which, together with disposition of the visiting nurse operations, are expected to reduce the Company's bank borrowings to approximately $651,000. Accordingly, as of March 31, 2000, approximately $2.5 million of debt has been classified with net assets from discontinued operations in the accompanying balance sheet

The Company believes that this facility will be sufficient to fund its operating needs for at least the next twelve months.

Management will continue to evaluate additional capital including possible debt and equity investments in the Company to support a more rapid development of the business than would be possible with internal funds.

Cash Flows and Financial Conditions

Key elements to the Consolidated Statements of Cash Flows were (in thousands):

Net Change in Cash and Cash Equivalents  2000          1999         1998
---------------------------------------  ----          ----         ----

Continuing Operations
  Provided by (used in)
  Operating activities               $   2,592       $    558     $  (449)
  Investing activities                    (810)          (525)     (2,391)
  Financing activities                 (14,901)         1,512       4,326
                                     ----------       --------    --------
                                      $(13,119)       $ 1,545     $ 1,486
Discontinued operations               $ 13,510        $(1,327)    $(1,677)
                                      --------       --------    --------
Net Change in Cash and Cash          $     391        $   218     $  (191)
Equivalents                           ========       ========     ========

2000
Net cash used by operating activities resulted principally from current period income, net of changes in accounts receivable, accounts payable and accrued expenses. The increase in accounts receivable resulted from volume increases. Days sales outstanding declined to 53 from 59 at March 31, 2000. The increase in accounts payable and accrued liabilities resulted from additional volume and increased tax liabilities. Net cash used in investing activities resulted principally from amounts invested in adult day health services expansion activities, and improvements in information systems and, net of cash generated from the sale of a building. Net cash used in financing activities resulted primarily from reduced borrowings under the Company's credit facility resulting from proceeds from the sale of the product operations, and reduced mortgage obligations related to the building sold.

1999
Net cash used by operating activities resulted principally from current period loss, net of changes in accounts receivable, accounts payable and accrued expenses. The decrease in accounts receivable resulted from volume decreases. The decrease in accounts payable and accrued liabilities resulted principally from the timing of payments. Net cash used in investing activities resulted principally from amounts invested in adult day health services expansion activities, and improvements in information systems. Net cash used in financing activities resulted primarily from reduced borrowings under the Company's credit facility.

1998
Net cash used by operating activities resulted principally from current period losses, net of changes in accounts receivable, accounts payable and accrued expenses. Net cash used in investing activities resulted principally from amounts invested in adult day health services expansion activities, the acquisition of certain operations and improvements in information systems. Net cash provided by financing activities resulted primarily from an increase in the Company's credit facility.


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

Refer to the sections on Reimbursement Changes and Cautionary Statements - Forward Outlook and Risks in Part I, and the notes to the accompanying financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations all included in this Form 10K for additional information.

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

At March 31, 2000, a hypothetical 100 basis point increase in short-term interest rates would result in a reduction of approximately $6,500 in annual pre-tax earnings from continuing operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                       (FORMERLY CARETENDERS HEALTH CORP)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         Year Ended March 31,
                                              -------------------------------------------
                                                    2000           1999               1998


Net revenues                                      $ 44,723,677    $ 39,619,347    $   30,383,571
Cost of sales and services                          37,330,896      33,651,115        27,262,355
Selling, general and administrative expenses         4,417,438       4,586,673         4,317,545
Depreciation and amortization expense                  940,390         916,876           933,118
Provision for uncollectible accounts                   906,614         460,356           311,478
Goodwill write-down                                          -         113,196                 -
Loss on disposal of certain operations                 416,808            --                   -
                                                    ----------    ------------    --------------
Income (loss) from continuing operations
  before other                                         711,531        (108,869)       (2,440,925)
  Income (expense) and income taxes

Other income (expense):
  Loss on building sale                                (91,701)              -                 -
  Interest expense                                    (317,550)       (527,435)         (338,566)
                                                   ------------    --------------    ------------
Income (loss) from continuing operations
  before income taxes                                  302,280        (636,304)       (2,779,491)

Provision (benefit) for income taxes                   126,958        (262,475)       (1,146,540)
                                                    -----------    -------------- --------------


   Net income (loss) from Continuing Operations        175,322        (373,829)       (1,632,951)
                                                    ------------    -------------    -----------

Discontinued operations
  Income (loss) from operations, net of applicable
  income taxes of $59,000, $(1,802,000) and
  $2,138,000                                            81,724      (5,681,864)        3,044,762

  Loss on disposal, net of applicable income
    taxes of $491,000                               (5,000,000)              -                 -
                                                   ------------    --------------  --------------
                                                    (4,918,276)     (5,681,864)        3,044,762
Cumulative effect on prior years of a change
in method of accounting for pre-opening costs,
net of accounting for pre-opening costs, net of
applicable  income taxes of $122,000                         -        (171,974)               -
                                                  ------------    --------------  --------------
 Net income (loss)
                                                  $ (4,742,954)   $ (6,227,667)   $    1,411,811
                                                  ============    ==============  ==============

Per share amounts-Basic and Diluted
  Average shares outstanding

                                                     3,124,016       3,120,413         3,120,413

Net Income (loss) from Continuing Operations      $       0.06    $      (0.12)   $        (0.52)

Discontinued operations
  Income (loss) from operations, net of                   0.02           (1.82)             0.98
  applicable income taxes
  Loss on disposal, net of applicable income             (1.60)             -                  -
  taxes                                             ------------    --------------     ------------
                                                         (1.58)          (1.82)             0.98
Cumulative effect on prior years of a change in
  method of accounting for pre-opening costs,               -            (0.06)                -
  net of applicable income taxes                   ------------    --------------     -------------

Net income (loss)                                  $     (1.52)   $      (2.00)   $         0.45
                                                   ============   ==============    ================



               The accompanying notes to consolidated  financial  statements are an integral part of these financial statements.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                       (FORMERLY CARETENDERS HEALTH CORP)
                           CONSOLIDATED BALANCE SHEETS



                ASSETS                          March 31, 2000   March 31, 1999

  CURRENT ASSETS:

     Cash and cash equivalents                          1,427,537    1,036,951
     Accounts receivable - net                          6,459,004    6,430,368
     Prepaid expenses and other current assets            184,580       85,571
     Deferred tax assets                                  116,835            -
     Net assets of discontinued operations                      -    9,713,773
                                                       -----------  -----------
          TOTAL CURRENT ASSETS                          8,187,956    17,266,663
                                                       -----------  -----------

  PROPERTY AND EQUIPMENT - net                          3,079,636     3,434,518

  COST IN EXCESS OF NET ASSETS ACQUIRED - net           2,537,740     2,517,543

  DEFERRED TAX ASSETS                                   3,429,093     4,137,000

  OTHER ASSETS                                            916,482       284,595

  LONG TERM ASSETS OF DISCONTINUED OPERATIONS, NET              -     8,714,073

                                                      ------------  -----------
                                                      $18,150,907   $36,354,392
                                                      ============  ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
  CURRENT LIABILITIES:
     Accounts payable and accrued liabilities         $ 5,309,359   $ 4,001,426
     Other current liabilities                                  -       673,000
                                                     -------------- ------------
                                                        5,309,359     4,674,426
                                                    --------------- ------------

  LONG-TERM LIABILITIES:
     Revolving Credit Facility                            651,221    15,593,007
     Other liabilities                                  1,037,296       231,733
                                                   ---------------  ------------
            TOTAL LONG-TERM LIABILITIES                 1,688,517    15,824,740
                                                   ---------------  ------------
                                                        6,997,876    20,499,166

  COMMITMENTS AND CONTINGENCIES

  STOCKHOLDERS' EQUITY:
       Common stock, par value $0.10; authorized          315,119       313,044
       10,000,000 shares; 3,151,186
       issued and outstanding
       Treasury stock, at cost, 10,000 shares             (95,975)      (95,975)
       Additional paid-in capital                      25,384,270    25,345,586
       Accumulated deficit                            (14,450,383)   (9,707,429)
                                                   --------------   -----------
            TOTAL STOCKHOLDERS' EQUITY                 11,153,031    15,855,226
                                                   ---------------  ------------
                                                     $ 18,150,907   $36,354,392
                                                   ==============   ============

           The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                        (FORMERLY CARETENDERS HEALTHCORP)
                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    Years ended March 31, 2000, 1999 and 1998




                          Common Stock    Treasury Stock   Additional                Total
                        ----------------------------------  Paid-in   Accumulated  Stockholders'
                        Shares     Amount   Shares Amount   Capital    Deficit      Equity
                        -------   --------- ------ -------- --------- ----------- -----------

Balance, March 31, 1997 3,129,436 $312,944   10,000 $(95,975) $25,337,876 $ (4,891,573)  $20,663,272

Options Exercised           1,000      100        -        -        7,710            -         7,810
Net Income                      -        -        -        -            -    1,411,811     1,411,811
                          -------  --------- ------  --------   ---------    -----------  -----------
Balance, March 31, 1998 3,130,436  313,044   10,000  (95,975)  25,345,586   (3,479,762)   22,082,893


Net Loss                        -        -        -        -           -    (6,227,667)   (6,227,667)
                        ---------  --------- ------ --------   ----------    ----------  -----------
Balance, March 31, 1999 3,130,436  313,044   10,000  (95,975)  25,345,586   (9,707,429)   15,855,226

Options Exercised          20,750    2,075        -        -       38,684            -        40,759
Net Loss                        -        -        -        -            -   (4,742,954)   (4,742,954)

                       --------- ---------   ------ --------  -----------  -----------   -----------
Balance, March 31, 2000 3,151,186 $315,119   10,000 $(95,975) $25,384,270 $(14,450,383)  $11,153,031
                       ========== =========  ====== ========= ===========  ===========   ===========


For the periods presented,  there are no elements of other comprehensive  income
as  defined  by  the   Financial   Accounting   Standards,   No.  130  Reporting
Comprehensive Income.


           The accompanying notes to consolidated financial statements are an integral part of these statements.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                        (FORMERLY CARETENDERS HEALTHCORP)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         Year Ended March 31,
                                                   ---------------------------------
                                                      2000        1999       1998
                                                   ----------- ----------- ---------

Cash flows from operating activities:
 Net income (loss)                               $  175,322  $ (545,803) $(1,632,951)

Adjustments to reconcile net income to net cash
provided by (used in)
 Operating activities:
     Depreciation and amortization                  940,390     916,876     933,118
     Provision for uncollectible accounts           906,614     460,356     311,478
 Goodwill write-down                                      -     113,196           -
 Loss on disposal of certain operations             508,509                       -
 Cumulative effect of change in accounting                -     171,974           -
 principle
 Deferred income taxes                              (81,928)   (307,710)   (653,790)
 Other                                                    -
                                                   ----------- ----------- ---------
                                                  2,448,907     808,889  (1,042,145)
Change in certain net assets, net of the
effects of acquisitions and
dispositions:
     (Increase) decrease in:
         Accounts receivable                       (935,250)     78,384    (849,213)
         Prepaid expenses and other current assets  (99,009)     70,974    (196,349)
         Other assets                              (631,887)     (4,217)     33,284
     Increase (decrease) in:
         Accounts payable and accrued expenses    1,279,261    (692,135)  2,022,589
         Other Liabilities                          530,563     295,928    (417,545)
                                                   ----------- ----------- ---------
       Net cash provided by (used in) operating   2,592,585     557,823    (449,379)
        activities                                ----------- ----------- ---------

Cash flows from investing activities:
     Capital expenditures                          (809,551)   (524,533) (1,269,943)
     Proceeds from sale of assets                   119,009            -          -
     Acquisitions, net of cash acquired            (120,000)           - (1,120,479)
                                                   ----------- ---------  ---------
     Net cash (used in) provided by investing      (810,542)   (524,533) (2,390,422)
        activities                                 ----------- --------- ----------

Cash flows from financing activities:
     Proceeds from stock option exercises            40,759           -          -
     Net revolving credit facility borrowings   (14,941,786)  1,512,361   4,326,006
                                                 ----------- -----------  ---------
     Net cash provided by (used in) financing   (14,901,027)  1,512,361   4,326,006
        activities                               ----------- ----------   ---------

Net Cash Provided by (used in)
  Discontinued Operations                        13,509,570  (1,327,255) (1,676,765)
                                                -----------  -----------  ---------

Net (decrease) increase in cash and cash
  equivalents                                       390,586     218,396    (190,560)

Cash and cash equivalents at beginning of year    1,036,951     818,555   1,009,115
                                                  ---------   ----------- ----------
Cash and cash equivalents at end of year        $ 1,427,537  $1,036,951  $  818,555
                                                 =========== ===========  ==========
Cash Paid for:
  Interest                                      $   989,000  $1,541,000  $1,049,000
  Taxes                                         $   232,000  $  175,000  $  197,000


           The accompanying notes to consolidated financial statements are an integral part of these statements.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                       (FORMERLY CARETENDERS HEALTH CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                       39

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION AND DESCRIPTION OF BUSINESS


The consolidated financial statements include the accounts of Almost Family, Inc. and its wholly-owned subsidiaries ("the Company"). Almost Family, Inc. and subsidiaries (collectively "Almost Family" or the "Company") provide alternatives for seniors and other adults with special needs and their families who wish to avoid nursing home placement as long as possible and remain independent, through its network of adult day care centers and ancillary services. Refer also to Note 11 for a discussion of discontinued operations. The Company has operations in Alabama, Connecticut, Florida, Indiana, Kentucky, Maryland, Massachusetts, and Ohio. All material intercompany transactions and accounts have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Uninsured deposits at March 31, 2000, and 1999 were approximately $1.3 million and $939,000, respectively.

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


COST IN EXCESS OF NET ASSETS ACQUIRED

The costs in excess of fair value of net assets acquired are stated at cost and amortized on a straight-line basis over their estimated useful lives which generally range from 20 (approximately $1.2 million, net) to 40 years (approximately $1.3 million, net).


Subsequent to its acquisitions, the Company evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company utilizes appropriate methods (such as discounted cash flows over the remaining life of the goodwill) in measuring whether or not the goodwill is recoverable.

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

PREOPENING COSTS

Effective April 1, 1998, the Company adopted AICPA Statement of Position 98-5 "Reporting on the Costs of Start-up Activities" (SOP 98-5) which requires all costs incurred readying a new business for operation prior to revenue generation to be expensed as incurred. The Company had previously deferred such costs and amortized them over a period of 24 months, which was permissible previous to the issuance of SOP 98-5. Accordingly, the accompanying statement of operations for the year ended March 31, 1999 includes a non-recurring, net of tax, expense of approximately $171,000 for the cumulative effect of this change in accounting principle.

NET REVENUES

The Company is paid for its services primarily by federal and state third-party reimbursement programs, commercial insurance companies, and patients. Revenues are recorded at established rates in the period during which the services are rendered. Appropriate allowances to give recognition to third party payment arrangements are recorded when the services are rendered.

Approximately 9.8%, 8.4%, and 5.2%, of net revenues for the fiscal years ended March 31, 2000, 1999, and 1998, respectively, were derived under federal and state third-party cost-based reimbursement programs. These revenues are based on cost reimbursement principles and are subject to examination and retroactive adjustment by agencies administering the programs. Management continuously evaluates the outcome of these reimbursement examinations and provides allowances for losses based upon the best available information. In the opinion of management, adjustments, if any, would not be material to the financial position or the results of operations of the Company.

The ability of payors to meet their obligations depends upon their financial stability, future legislation and regulatory actions. The Company does not believe there are any significant credit risks associated with receivables from federal and state third-party reimbursement programs. The allowance for doubtful accounts principally consists of management's estimate of amounts that may prove uncollectible from non-governmental payors. The allowance for uncollectible accounts was approximately $862,000 and $599,000 at March 31, 2000, and 1999 respectively.

NET INCOME (LOSS) PER SHARE

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

                                        For the Fiscal Years Ended March 31,
                                        --------------------------------------
                                           2000          1999        1998
                                       -------------  ----------- ------------

  Basic weighted average outstanding
  shares                                 3,124,016    3,120,436    3,120,436

  Add-common equivalent shares
  representing shares issuable upon
  exercise of dilutive options                   -            -       41,270
  and warrants
                                       -------------  ----------- ------------

  Diluted weighted average number of     3,124,016    3,120,436    3,161,706
  shares at year end
                                       =============  =========== ============


Due to the net losses incurred in fiscal 2000 and 1999, common equivalent shares are excluded due to their anti-dilutive effect.


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

FINANCIAL STATEMENT RECLASSIFICATIONS

Certain amounts have been reclassified in the 1999 and 1998 financial statements in order to conform them to the 2000 presentation. Such reclassifications had no effect on previously reported net income

NOTE 2 - HEALTHCARE REFORM LEGISLATION, REGULATIONS AND MARKET CONDITIONS

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

Refer to the sections on Reimbursement Changes and Cautionary Statements - Forward Outlook and Risks in Part I, and the notes to the accompanying financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations all included in this Form 10K for additional information.

NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at March 31, 2000 and 1999 consisted of the following:

                                      2000         1999
                                  ------------  ----------
          Trade payables           $1,581,748   $1,121,882
          Wages and employee        2,214,073    1,323,754
          benefits
          Accrued taxes             1,158,878      731,628
          Other                       354,660      824,162
                                  ------------  ----------
                                   $5,309,359   $4,001,426
                                  ============  ==========

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment, including equipment under capital leases, consist of the following:

                                              March 31,        March 31,
                                                2000             1999
                                           ---------------  --------------

    Buildings and improvements                  $820,299        $911,999
    Leasehold improvements                     3,527,844       3,208,384
    Medical  equipment                           520,057         506,658
    Computer equipment                         2,752,998       2,621,194
    Office and other equipment                 1,523,815       1,376,562
    Transportation equipment                   1,252,996       1,287,507
                                            ------------    --------------
                                              10,398,009       9,912,304
    Less accumulated depreciation             (7,318,373)     (6,477,786)
                                           ---------------  --------------
                                              $3,079,636      $3,434,518
                                           ===============  ==============


Depreciation expense was approximately $840,000, $825,000 and $841,000 for the fiscal years ended March 31, 2000, 1999, and 1998, respectively.

NOTE 5 - REVOLVING CREDIT FACILITY

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

As part of a formal plan of separation, the Company sold its product operations (consisting of infusion therapy and respiratory and medical equipment businesses) to Lincare Holdings, Inc. in an asset sale for $14.5 million and is pursuing available strategic alternatives to complete the separation of its visiting nurse operations. Proceeds from the sale were used to repay obligations outstanding under the Company's bank line of credit. As of March 31, 2000 approximately $3.2 million remained outstanding on the line of credit. The Company has retained certain assets and liabilities associated with the discontinued operations, the liquidation of which, together with disposition of the visiting nurse operations, are expected to reduce the Company's bank borrowings to approximately $651,000. Accordingly, as of March 31, 2000, approximately $2.5 million of debt has been classified with net assets from the discontinued operations in the accompanying balance sheet. See Note 11.


NOTE 6 - INCOME TAXES

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

                                    March 31, 2000      March 31, 1999
                                    ----------------   ------------------
   Deferred tax assets
   Nondeductible reserves and
   allowances                        $   1,759,000       $       669,000
   Intangibles                           2,440,000             2,455,000
   Net operating loss                      997,000             1,198,000
   carryforwards
   Accelerated depreciation                143,000               792,000
   AMT Credit                                    -                58,000
   Other                                                           9,000
                                    ----------------   ------------------
                                         5,339,000             5,181,000
   Valuation allowance                    (997,000)             (451,000)
                                    ----------------   ------------------
                                     $   4,342,000       $     4,730,000
                                    ================   ==================
   Deferred tax liabilities
   Accounts receivable                     344,000            $1,173,000
   Other                                   452,072                93,000
                                    ----------------   ------------------
                                           796,072            $1,266,000
                                    ================   ==================
   Net deferred tax assets           $   3,545,928       $     3,464,000
                                    ================   ==================

Provision (benefit) for income taxes consists of the following:



                                                         March 31,
                                  -----------------------------------------------------
                                        2000               1999              1998
                                  -----------------  -----------------  ---------------

  Federal - Current                    $  383,000         $    41,000     $    267,000
  State and local - Current               536,000             345,000          150,000
  Deferred                               (242,000)         (2,573,000)         574,000
                                  -----------------  -----------------  ---------------
                                       $  677,000       $  (2,187,000)     $   991,000
                                  =================  =================  ===============

  Shown in the accompanying income statements as:
    Continuing Operations               $  127,000       $   (263,000)   $   (1,147,000)
    Discontinued Operations
      From Operations                       59,000         (1,802,000)        2,138,000
      From Loss on disposal                491,000                   -                -
    Accounting Change                            -           (122,000)               -
                                  -----------------  -----------------  ---------------
                                          $677,000       $  (2,187,000)     $   991,000
                                  =================  =================  ===============



A reconciliation of the statutory to the effective rate of the Company (for continuing operations only) is as follows:

                                                        March 31,
                                     ------------------------------------------------
                                         2000             1999             1998
                                     --------------   --------------  ---------------

 Tax provision (benefit) using
   statutory rate                     $  102,775        $(216,343)      $ (945,027)
   Goodwill                               33,546           73,062           60,604
   Valuation Allowance                  (131,216)               -                 -
   State and local taxes, net of
   Federal benefit                       108,155          (41,487)        (181,223)
   Other, net                             13,698          (77,707)         (80,894)
                                     ---------------  --------------  ---------------
   Tax provision (benefit)
     Continuing Operations            $  126,958        $(262,475)     $(1,146,540)
                                     ===============  ==============  ===============

The Company has provided a valuation allowance against certain net deferred tax assets based upon management's estimation of realizability of those assets through future taxable income. This valuation was based in large part on the Company's history of generating operating income or losses in individual tax locales and expectations for the future. The Company's ability to generate the expected amounts of taxable income from future operations to realize its recorded net tax assets is dependent upon general economic conditions, competitive pressures on revenues and margins and legislation and regulation at all levels of government. There can be no assurances that the Company will meet its expectations of future taxable income. However, management has considered the above factors in reaching its conclusions that it is more likely than not that future taxable income will be sufficient to fully utilize the net deferred tax assets as of March 31, 2000.

During fiscal 2000, based on changes in facts and circumstances, favorable changes occurred in the Company's expectations with regard to the generation of future taxable income in certain tax jurisdictions. Accordingly, the state and local tax provision for fiscal 2000 includes a reduction of previously recorded valuation allowances of approximately $131,000.

As of March 31, 2000, the Company has fully utilized its Federal net operating loss carryforward.

NOTE 7 - Shareholders Equity

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

Changes  in  qualified   options,   non-qualified   options,   and  supplemental
non-qualified options and warrants outstanding are summarized as follows:

                                 Warrants                  Options
                           ----------------------   -----------------------

                                       Wtd. Avg                  Wtd. Avg
                            Shares    Ex. Price      Shares     Ex. Price
                           ---------  -----------   ---------   -----------



       March 31, 1997       226,600       $12.03     538,800         $7.87

       Granted                    -                   46,500         $8.11
       Exercised                  -                    1,000         $7.81
       Terminated                 -                  151,300         $8.57
                           ---------                ---------
       March 31, 1998       266,600       $12.03     433,000         $7.65

       Granted                    -                  271,800         $2.37
       Exercised                  -                        -         $   -
       Terminated                 -                   96,800         $6.69
                           ---------                ---------
       March 31, 1999       266,600       $12.03     608,000         $2.57

       Granted                    -                   14,000         $2.33
       Exercised                  -                   20,750         $1.96
       Terminated                 -                   15,350         $6.09
                           ---------                ---------
       March 31, 2000       266,600       $12.03     585,900         $2.49
                           =========                =========

At March 31, 2000 and 1999, all outstanding warrants were exercisable. The following table details exercisable options and related information:

                                              2000           1999
                                           ------------   ------------
       Excercisable at end of year             323,450        136,850
       Weighted Average Exercise Price           $2.53          $2.83

       Weighted Average of Fair Value
           of  options  Granted  during          $0.71          $0.83
       the year


The Company applies APB Opinion 25 and related interpretations in accounting for its stock option plans. In 1995, Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" (SFAS 123) was issued and, if fully adopted, changes the method of recognition of costs on plans similar to the Company's. The Company adopted the disclosure-only provisions of SFAS 123. Accordingly, no compensation cost has been recognized for the Company's stock option plans. Had compensation cost for the stock option plans been determined based upon the fair value at the grant date for the awards in 2000, 1999 and 1998 consistent with the provisions of SFAS 123, the effect on net income and earnings per share would have been reduced to the following pro forma amounts:

                                    2000             1999            1998
                               ---------------   --------------  -------------
    Net Income:    As Reported   $(4,742,954)     $(6,227,667)    $  1,411,811
                   Pro Forma     $(4,853,780)     $(6,394,105)    $  1,274,061
    Basic EPS:     As Reported   $     (1.52)     $     (2.00)    $       0.45
                   Pro Forma     $     (1.55)     $     (2.05)    $       0.41
    Diluted EPS:   As Reported   $     (1.52)     $     (2.00)    $       0.45
                   Pro Forma     $     (1.55)     $     (2.05)    $       0.40

Because the SFAS 123 method of accounting has not been applied to options awarded prior to April 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

The following table summarizes information about stock options outstanding at March 31, 2000:

                   Options Outstanding                    Options Exercisable
    --------------------------------------------------- ------------------------
                  Outstanding    Wtd. Avg.               Exercisable
     Range of        As of       Remaining    Wt. Avg.      As of      Wt. Avg.
     Ex. Price     March 31,    Contractual   Ex. Price   March 31,   Ex. Price
                      2000          Life                    2000
    ------------  ------------- ------------- --------- --------------  --------
$2.00-2.50         212,500          8.9        $  2.19        105,000    $ 2.19
$ 2.50-3.00        372,400          4.0           2.63        217,450    $ 2.63
Over $3.00           1,000           .2        $ 16.55          1,000    $16.55
                -------------                           --------------
$ 2.19-16.55       585,900          5.8        $  2.49        323,450    $ 2.53
                =============                           ==============

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for awards in 2000 and 1999 respectively: risk-free interest rates of 6.05% and 4.8%, expected volatility of approximately 50% and 106%, expected lives of 9.76 and 6.96 years and no expected dividend yields.


Shareholders Rights Plan
On February 1, 1999 the Company implemented a shareholder protection rights plan. One right was distributed as a dividend on each share of common stock of the Company held of record as of the close of business on February 16, 1999. The rights will be exercisable only if a person or group acquires beneficial ownership of 20% or more of the Company's common stock or announces a tender of exchange offer upon consummation of which, such person or group would beneficially own 20% or more of the common stock of the Company. If the rights are triggered, then each right not owned by the acquiring person or group entitles its holder to purchase shares of Company common stock at the right's current exercise price, having a value of twice the right's exercise price. The Company may redeem the rights at any time until the close of business on the tenth business day following an announcement by the Company that an acquiring person or group has become the beneficial owner of 20% or more of the Company's common stock.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

(a)   Operating Leases

The Company leases certain real estate, office space, vehicles and equipment under noncancellable operating leases expiring at various dates through 2008. Rent expense amounted to approximately $3.3 million, $3.3 million, and $3.2 million for 2000, 1999, and 1998, respectively. At March 31, 2000 the minimum rental payments under these leases are as follows:

                          2001                $3,386,700
                          2002                 2,398,633
                          2003                 1,581,229
                          2004                   808,465
                          2005                   263,442

(b)   Employment Contracts

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

On January 26, 1994 Franklin Capital Associates L.P. (Franklin), Aetna Life and Casualty Company and Aetna Casualty and Surety Company shareholders, who at one time held approximately 320,000 shares of the Company's common stock (approximately 13% of shares outstanding) filed suit in Chancery Court of Williamson County, Tennessee claiming unspecified damages not to exceed three million dollars in connection with registration rights they received in the Company's acquisition of certain home health operations in February 1991. The suit alleges the Company failed to use its best efforts to register the shares held by the plaintiffs as required by the merger agreement. The Company settled with both Aetna parties shortly before the case went to trial in February 2000. In mid-trial Franklin voluntarily withdrew its complaint reserving its legal rights to bring a new suit as allowed under Tennessee law. In May 2000, Franklin refiled its claim. The Company believes it has meritorious defenses to the claims and does not expect that the ultimate outcome of the suit will have a material impact on the Company's results of operations, liquidity or financial position. The Company plans to vigorously defend its position in this case. Anticipated costs of litigation have been included in the Company's one-time charge for discontinuing its home health operations recorded in September 1999.

NOTE 9 - ACQUISITIONS

During fiscal 2000, the Company acquired one adult day care center for $120,000, all of which has been accounted for as cost in excess of net assets acquired (goodwill). This cost is being amortized on a straight line basis over its estimated useful life (ten years) (see also Note 1). The impact of the above acquisition was not significant for any of the periods presented and, accordingly, proforma amounts are not presented illustrating the effects of such acquisitions.

NOTE 10 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for years ended March 31, 2000 and 1999 are as follows (in thousands except per share data):

                                                2000                                               1999
                  ---------------------------------------------------------- -----------------------------------------------
                              First        Second       Third       Fourth     First        Second       Third       Fourth
                  ---------------------------------------------------------- -----------------------------------------------

        Net Revenues          $10,335     $11,105      $11,885     $11,399     $ 9,388     $ 9,925      $10,282     $10,024
        Gross Profit            1,717       2,025        2,049       1,602       1,101       1,527        1,744       1,596
        Net Income (Loss)-
          Continuing Operations     3         199          234        (261)       (662)        (61)         143          34
        Operations
        Net Income (Loss)          59      (4,775)         234        (261)     (5,748)       (156)       1,063      (1,381)

        Continuing Operations
        Net Income (Loss)
        Per Share
             Basic                  0.00        0.06         0.08       (0.08)      (0.21)      (0.02)        0.05        0.01
             Diluted                0.00        0.06         0.08       (0.08)      (0.21)      (0.02)        0.05        0.01

        Net Income (Loss)
        Per Share
             Basic                  0.02       (1.53)        0.08       (0.08)      (1.84)      (0.05)        0.34       (0.44)
             Diluted                0.02       (1.53)        0.08       (0.08)      (1.84)      (0.05)        0.34       (0.44)


NOTE 11 - DISCONTINUED OPERATIONS

As part of a formal plan of separation, the Company on November 12, 1999 sold its product operations (consisting of infusion therapy and respiratory and medical equipment businesses) to Lincare Holdings, Inc. in an asset sale for $14.5 million and is pursuing available strategic alternatives to complete the separation of its visiting nurse operations. Proceeds from the sale were used to repay obligations outstanding under the Company's bank line of credit. As a result of the operational separations, the Company has recorded a one-time net of tax loss of approximately $5 million or ($1.60) in the quarter ended September 30, 1999. This charge reduced the book value of the operations to their expected net realizable value provides for losses on fulfilling center obligations and close down costs and includes the estimated future operating results of the visiting nurse operations prior to separation. These changes have been accounted for as discontinued operations in the accompanying financial statements.

The estimated loss on disposal of discontinued operations reflected in the accompanying financial statements includes management's estimate of the results of operating the visiting nurse segment prior to disposal and the estimated financial results of such disposal based on information currently available. The form and timing of the implementation of a Medicare Prospective Payment System
(PPS) for home care may have a material impact on the disposal value of the visiting nurse operations.

Revenues from discontinued operations were approximately $46,742,000, $57,542,000 and $64,799,000 for the years ended March 31, 2000, 1999 and 1998 respectively. For periods prior to the sale, interest expense has been allocated to continuing and discontinued operations on the basis of relative net assets. Accordingly, interest expense has been allocated to discontinued operations in the amounts of $612,700, $1,034,481 and $655,036 for the years ended March 31, 2000, 1999 and 1998 respectively.
The accompanying balance sheet includes net current assets and liabilities of discontinued operations, consisting primarily of accounts receivable, inventory, accounts payable and accrued liabilities, and long term assets of discontinued operations consisting primarily of property, plant and equipment, net of accumulated depreciation and goodwill.

                     Discontinued Operations - Statements of Operations
                                           2000            1999            1998
                                   ------------    ------------    ------------
Revenues                           $ 46,742,259    $ 57,542,296    $ 64,799,029
Operating Expenses                   49,703,381      56,200,374      58,961,419
Goodwill/Restructing Charge                   -       7,702,902               -
Interest Expense                        612,700       1,034,481         655,036
                                   ------------    ------------    ------------
Pre-tax Income (loss)                (3,573,822)     (7,395,461)      5,182,574

Income Taxes                         (1,501,005)     (1,924,156)      2,137,812
                                   ------------    ------------    ------------
Net Income before Accounting
   Change                            (2,072,817)     (5,471,305)      3,044,762
Accounting Change                          --          (210,541)           --
                                                   ------------    ------------
Net Income (loss)                    (2,072,817)     (5,681,846)      3,044,762
Incurred after
  Measurement date                   (2,154,541)         --                --
                                   ------------    ------------    ------------
Shown in accompanying
Statements of Operations           $     81,724    $ (5,681,846)      3,044,762
                                   ============    =============   ============

                    Discontinued Operations - Balance Sheets

                                                      2000                1999
                                                      ----                ----
Accounts Receivable                               $ 8,308,894        $14,033,046
Other Current Assets                                1,152,631          1,287,948
Long-term Assets                                            -          9,514,425
Current Liabilities                                 6,428,495          5,547,222
Revolving Credit Facility                           2,506,403                  -
Long-Term Liabilities                                 526,627            860,351
                                                  -----------        -----------
  Net Assets Held for Sale                        $         -        $18,427,846
                                                  ===========        ===========

                                       53
                    Report of Independent Public Accountants


To the Stockholders of Almost Family, Inc. (formerly Caretenders Health Corp):


We have audited the accompanying consolidated balance sheets of Almost Family, Inc. (a Delaware corporation) and subsidiaries as of March 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Almost Family, Inc. and subsidiaries as of March 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2000 in conformity with accounting principles generally accepted in the United States.




ARTHUR ANDERSEN LLP

Louisville, Kentucky
May 31, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to the Company's directors and executive officers.


Name                      Age        Position with the Company
-------------------------------------------------------------------------------
William B. Yarmuth (1)     47        Chairman of the Board President
                                       and Chief Executive Officer
C. Steven Guenthner (2)    39        Senior Vice President and
                                       Chief Financial Officer
Mary A. Yarmuth (3)        54        Senior Vice President-Service Development

Todd Lyles (4)             38        Senior Vice President

Steven B. Bing (5)         53          Director

Patrick B. McGinnis (6)    52          Director

Donald G. McClinton (7)    66          Director

Tyree G. Wilburn (8)       47          Director

Jonathan Goldberg (9)      48          Director

Wayne T. Smith (10)        54          Director

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

(4) P. Todd Lyles joined the Company as Senior Vice President Planning and Development in October 1997. Prior to joining the Company Mr. Lyles was Vice President Development for the Kentucky Division of Columbia/HCA, a position he had held since 1993. Mr. Lyles experience also includes 8 years with Humana Inc. in various financial and hospital management positions.

(5) Steven B. Bing was elected a Director in January 1992. Mr. Bing is a principal and chief operating officer of Prosperitas Investment Partner, L.P., a private investment company located in Louisville, Kentucky. From 1989 to March 1992, Mr. Bing was President of ICH Corporation, an insurance holding company. From 1984 to 1989, he served as Senior Vice President of ICH Corporation. He is also a director of the Fund for the Arts, other civic entities, and various closely-held business entities.

(6) Patrick B. McGinnis was elected a director in October 1994. Mr. McGinnis is the co-founder of Healthcare Recoveries, Inc. and serves as the company's chairman and CEO. Healthcare Recoveries, Inc. is a provider of subrogation and other claims recovery services to the healthcare industry. From 1979 to 1988, Mr. McGinnis was Vice President-Finance and Planning for Humana, Inc.

(7) Donald G. McClinton was elected a director in October 1994. From 1986 to 1994, Mr. McClinton was co-chairman of Interlock Industries, Inc., a privately held company engaged in metal fabrication, corrugated container manufacturing, aluminum processing and transportation. Presently, Mr. Clinton is President and part owner of Skylight Thoroughbred Training Center, Inc., a thoroughbred training center. He is also a director of Jewish Hospital Systems, Inc., and Mid-America Bancorp.

(8) Tyree G. Wilburn was elected a director in January 1996. Mr. Wilburn is a private investor. From 1992 to 1996, Mr. Wilburn was Chief Development Officer of Community Health Systems, Inc. and, most recently, Executive Vice President and Chief Financial and Development Officer. From 1974 to 1992 Mr. Wilburn was with Humana Inc. where he held senior and executive positions in mergers and acquisitions, finance, planning, hospital operations, audit and investor relations. He is also a director of several private companies.

(9) Jonathan Goldberg was elected a director in February 1997. Mr. Goldberg is the managing partner of the law firm of Goldberg and Simpson and has served in that capacity for the last ten years.

(10) Wayne T. Smith was elected a director in March 1997. Mr. Smith is President and Chief Executive Officer of Community Health Systems, Inc. Mr. Smith was President, Chief Operating Officer and a member of the Board of Directors of Humana, Inc. from 1993 to 1996 and served with Humana from 1973 to 1993 in various capacities, including numerous vice president and divisional president positions.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth information concerning compensation paid by the Company for services rendered in all capacities during the last three fiscal periods to the Chief Executive Officer and the most highly compensated executive officers during fiscal year 2000.


-------------------------------------------------------------------------------

                           Summary Compensation Table

                                                             Long-Term
                                                           Compensation
                                                           --------------
                                                            Securities
                                                            Underlying
                                                             Options/
   Name and Principal            Year Salary       Bonus      (No. of
        Position                                              Shares)
-------------------------        ------------    ------------------------

William B. Yarmuth               2000 $190,000   $ 50,000(2)           0
Chairman of the Board,           1999  190,000         $0        100,000
President and Chief              1998  190,000     75,596              0
Executive Officer

Mary A. Yarmuth                  2000  132,121          0              0
Senior Vice President -          1999  130,050          0         20,000
Service Development              1998  129,854     36,904              0

C. Steven Guenthner              2000  132,121     25,000 (2)          0
Senior Vice President,           1999  130,050          0         20,000
Secretary/Treasurer and          1998  129,854     36,904              0
Chief Financial Officer

Patrick T. Lyles                 2000  121,911     25,000 (2)          0
Senior Vice President            1999  120,000(1)       0         15,000
                                 1998   43,386     12,330         20,000


-------------------------------------------------------------------------------

(1)  Mr. Lyles was employed by the Company on October 6, 1997
(2) Bonuses for these individuals were awarded by the Board for the successful sale of the product operations in November 1999.

Option Grants in Fiscal 2000

No options granted during Fiscal 2000 to any executive officer.

Compensation of Directors

Directors who are not also employees of the Company are entitled to compensation at a rate of $1,250 for each Board of Directors meeting attended and $250 for each committee meeting attended that is scheduled independently. In addition, non-employee directors are eligible to receive stock options under the Almost Family, Inc. 1993 Stock Option Plan for Non-Employee Directors (the "Directors' Plan") adopted by the Board on February 17, 1993, and subsequently approved by stockholders. Pursuant to the terms of the Directors' Plan, Mr. Goldberg was granted options to purchase 2,000 shares of the Company's Common Stock at $2.88 per share and Mr. Smith was granted options to purchase 2,000 shares of the Company's Common Stock at $3,00 per share. The Directors' options vest 25%, the day following six months after the date of grant, and 25% on each of the first, second, and third anniversary dates of the grant.

William Yarmuth Employment Agreement


On January 1, 1996, the Company entered into a new employment agreement with William B. Yarmuth, its Chairman of the Board, President and Chief Executive Officer. The initial term of the agreement was three years with subsequent automatic one-year renewals, the second of which is now in effect. This agreement replaced Mr. Yarmuth's previous agreement which was not scheduled to expire until 1998. Under the terms of the current agreement, Mr. Yarmuth earns an annual base salary of $190,000 and is eligible for a performance based cash incentive of 35% of annual base salary. The agreement includes a covenant not to compete for a period of two years and potential termination payments of two times annual salary.


-------------------------------------------------------------------------------
    Aggregate Option Exercises in Last Fiscal Year and Year-End Option Values

Set forth below is information with respect to unexercised stock options held by the executive officers named in the Summary Compensation Table at March 31, 2000.

------------------------------------------------------------------------------------------------------



                        Shares                                            Value of Unexercised
                        Acquired            Number of Unexercised         In-the-Money Options
                           On      Value     Options at Fiscal Yearend      at Fiscal Yearend (1)
     Name               Exercise  Realized Exercisable  Unexercisable    Exercisable     Unexercisable
---------------         --------  -------  -----------  -------------    -----------     -------------

William B. Yarmuth           0        0     116,500     113,500         45,313          45,313
Mary A.Yarmuth          19,500    6,459      29,500      29,500          9,906           9,906
C. Steven Guenthner          0        0      27,500      27,500          9,531           9,531
Patrick T. Lyles             0        0      17,500      17,500          6,563           6,563


   (1)These amounts represent the market value less the exercise price. The market value of the common stock was $2.81 based on the closing price per share at March 31, 2000, on the NASDAQ SmallCap System.


------------------------------------------------------------------------------------------------------

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Based on information filed with the Securities and Exchange Commission and the Company's stock records, the following table sets forth the beneficial ownership of the Common Stock as of March 31, 2000, by (I) beneficial owners of more than five percent of the Common Stock, (ii) each director and nominee for director,
(iii) current named executive officers and (iv) all directors and officers of the Company as a group.

                                                     Shares of Capital
                                                Stock Beneficially Owned (1)(2)
-------------------------------------------------------------------------------
Name and Address                         Amount and Nature          Percentage
Directors and Executive Officers      of Beneficial Ownership      of Class
--------------------------------      -----------------------      -----------
William B. Yarmuth                           397,883 (3)              12.04%
100 Mallard Creek Road, Suite 400
Louisville, KY 40207
Mary A. Yarmuth                              397,883 (4)              12.04%
C. Steven Guenthner                           55,341 (5)               1.74%
Steven B. Bing                                12,340 (6)               *
Patrick B. McGinnis                           21,129 (7)               *
Donald G. McClinton                           27,049 (8)               *
Tyree Wilburn                                 21,000 (9)               *
Jonathan Goldberg                             18,957 (10)              *
Wayne Smith                                  112,873 (11)              3.57%
Patrick T. Lyles                              23,546(12)               *
Directors and Officers
as a Group (10 Persons)                      690,118(13)              20.09%

Additional Five Percent Beneficial Owners
HEALTHSOUTH Rehabilitation Corporation     1,015,101(14)              31.21%
Two Perimeter Park South
Birmingham, AL 35243

Heartland Advisors, Inc.                     308,900                   9.80%
790 North Milwaukee Street
Milwaukee, WI 53202

Yarmuth Family Limited Partnership           157,723 (15)              5.01%
100 Mallard Creek Road, Suite 400
Louisville, KY 40207
-------------------------------------------------------------------------------
o Represents less than 1% of the class.

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

(3) Includes 8,886 shares as to which Mr. Yarmuth shares voting and investment powers as a family trust and options for 125,000 shares vested and exercisable, and 29,500 exercisable options owned by Mrs. Yarmuth in addition to 32,427 shares owned directly by Mrs. Yarmuth.

(4)  Includes the same ownership components as stated for Mr. Yarmuth.

(5)  Includes 27,500 shares subject to currently exercisable options.

(6)  Includes 12,000 shares subject to currently exercisable options.

(7) Includes 11,500 shares subject to currently exercisable options and 3,629 phantom shares within the Non-employee Directors Deferred Compensation Plan.

(8) Includes 11,500 shares subject to currently exercisable options and 5,549 phantom shares within the Non-employee Deferred Compensation Plan.

(9)  Includes 11,000 shares subject to currently exercisable options.

(10) Includes 10,000 shares subject to currently exercisable options and 4,957 phantom shares within the Non-employee Directors Deferred Compensation Plan.

(11) Includes 10,000 shares subject to currently exercisable options and 4,748 phantom shares within the Non-employee Directors Deferred Compensation Plan.

(12) Includes 17,500 shares subject to currently exercisable options.

(13) Includes currently exercisable options held by all directors and officers as a group to purchase 265,500 shares of Common Stock and 18,833 shares held by Non-employee Directors within the Non-employee Directors Deferred Compensation Plan.

(14) Includes currently exercisable warrants for the purchase of 200,000 shares of Common Stock. In addition, HEALTHSOUTH owns warrants for an additional 66,600 Series A Convertible Preferred Shares.

(15) Robert N. Yarmuth is the general partner and is the brother of William B. Yarmuth.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

PART IV

Item 14.  Exhibits and Financial Statement Schedules and Reports on Form 8-K.

                                                                    Page Number
(a)(1)    Index to Consolidated Financial Statements

          Consolidated Statements of Operations for the three years
               ended March 31, 2000, 1999, and 1998
          Consolidated Balance Sheets - March 31, 2000 and 1999
          Consolidated Statements of Stockholders' Equity for
               the three years ended March 31, 2000, 1999, and 1998 Consolidated Statements of Cash Flows for the three years ended March 31, 2000, 1999, and 1998
          Notes to Consolidated Financial Statements
          Report of Independent Public Accountants

(a)(2)    Index to Financial Statement Schedule

          Report of Independent Public Accountants
          Schedule II - Valuation and Qualifying Accounts


All other Schedules have been omitted because they are either not required, not applicable or, the information has otherwise been supplied in the financial statements or notes thereto.

(a)(3)    Exhibits  (* denotes filed herein)

   Exhibit
   Number                  Description of Exhibit


3.1  Certificate of Incorporation, as amended

3.2  Amended and Restated By-laws

4.1 Other Debt Instruments -- copies of other debt instruments for which the total debt is less than 10% of assets will be furnished to the Commission upon request.

10.1 Nonqualified Stock Option Plan, as amended (Incorporated by reference to the Registrant's Registration Statement on Form S-8 Reg. No. 33-20815)

10.2 Supplemental  Nonqualified  Stock Option Plan (Incorporated by reference to
     Exhibit 19.4 to the Registrant's Report on Form 10-Q for the Quarter Ended November 30, 1987 Commission File No. 15342)

10.3 Incentive Stock Option Plan, as amended (Incorporated by reference to the Registrant's Registration Statement on Form S-8 Reg. No. 33-20815)

10.4 Amendment to the Senior Service Corporation 1987 Nonqualified Stock Option Plan (Incorporated by reference to Exhibit 19.3 to the Registrant's Report on Form 10-Q for the quarter ended November 30, 1989)

10.5 1991 Long-Term Incentive Plan

10.6 Warrant Agreement, dated June 29, 1991, between the Company and HEALTHSOUTH Rehabilitation Corporation (incorporated by reference to Exhibit 10.88 to the Registrant's Form S-1 Reg. 33-46565 dated April 23, 1993)

10.7 Employment Agreement, dated January 1. 1996, between the Company and William B. Yarmuth

10.8 Asset Sale Agreements between the Company and Columbia/HCA Healthcare Corporation

10.9 Management   Services   Agreement  between  the  Company  and  Columbia/HCA
     Healthcare Corporation

10.10 Asset Purchase Agreement between the Company and Home Care Solutions, Inc.

10.11 Asset Purchase Agreement between the Company and Metro Home Care, Inc.

10.12 Asset   Purchase   Agreement   between  the  Company  and  Visiting
      Nurse Association of Palm Beach County, Inc.

22*  List of Subsidiaries of Almost Family, Inc.

24.1* Consent of Arthur Andersen LLP

27*  Financial Data Schedule

(b)  Reports on Form 8-K

     Form 8K was filed by the Company on November 27, 1999 related to the Company's plan of disposition for its home health operations. Form 8K was filed by the Company on January 31, 2000 regarding the Company's name change.

(c)  Exhibits

     Described in Item 14(a)(3) of this report

(d)  Financial Statement Schedules

     Described in Item 14(a)(2) of this report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALMOST FAMILY, INC.
June 28, 2000

S/ William B. Yarmuth                        June 28, 2000
----------------------------------------------------------
  William B. Yarmuth
  Chairman, President and  Chief Executive Officer

S/ C. Steven Guenthner                       June 28, 2000
----------------------------------------------------------
  C. Steven Guenthner
  Senior Vice President and  Chief Financial Officer
  (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below the following persons in the capacities and on the dates indicated:

S/ William B. Yarmuth                         June 28, 2000
-----------------------------------------------------------
  William B. Yarmuth                         Date
  Director

S/ Patrick B. McGinnis                       June 28, 2000
----------------------------------------------------------
  Patrick B. McGinnis                              Date
  Director

S/ Donald G. McClinton                       June 28, 2000
----------------------------------------------------------
  Donald G. McClinton                              Date
  Director

S/ Steven B. Bing                            June 28, 2000
----------------------------------------------------------
  Steven B. Bing                                   Date
  Director

S/ Tyree Wilburn                             June 28, 2000
----------------------------------------------------------
  Tyree Wilburn                                    Date
  Director

S/ Jonathan Goldberg                         June 28, 2000
----------------------------------------------------------
  Jonathan Goldberg                                Date
  Director

S/ Wayne T. Smith                            June 28, 2000
----------------------------------------------------------
  Wayne T. Smith                                   Date
  Director

                    Report of Independent Public Accountants


To the Stockholders of Almost Family, Inc.:

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



                                             ARTHUR ANDERSEN LLP


Louisville, Kentucky
May 31, 2000

                                       S-1
                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                       (FORMERLY CARETENDERS HEALTH CORP)
                        VALUATION AND QUALIFYING ACCOUNTS
                                   SCHEDULE II

         Col. A            Col. B           Col. C           Col. D      Col. E
         ------            ------           ------           ------      ------

                                    Additions
                              ----------------------
                                        (1)
                          Balance at  Charged     Charged
                          Beginning   to Costs      to        (2)     Balance at
      Description             of      and         Other     Deductions  End of
                            Period    Expenses   Accounts               Period
  ---------------------------------------------- ------------------------------

  Year ended March 31, 2000:
    Allowance for bad
    debts                  $598,656  $940,390             $676,890    $862,156
                           ========  ========             ========    ========
  Year ended March
  31, 1999:
    Allowance for bad
    debts                $1,054,988  $916,876            $1,373,208   $598,656
                         ==========  ========            ==========   ========
  Year ended March 31, 1998:
    Allowance for bad
    debts                  $600,838  $933,118              $478,968 $1,054,988
                           ========  ========              ======== ==========
(1)       Charged to bad debt expense.
(2)       Write-off of accounts.

                                                 ALMOST FAMILY, INC. AND SUBSIDIARIES
                                                   (FORMERLY CARETENDERS HEALTH CORP)
                                                    COMPUTATION OF EARNINGS PER SHARE
                                                                EXHIBIT 11

BASIC                                                                                          2000         1999         1998
                                                                                               ----         ----         ----

Net income (loss) from Continuing Operations                                            $       175,322     (373,829) (1,632,951)
Discontinued operations
  Income (loss) from operations, net of  applicable income taxes                                 81,724  (5,681,864)    3,044,762

  Loss on disposal, net of applicable income  tax provision                                 (5,000,000)            -            -
                                                                                            -----------  ------------ -----------
                                                                                            (4,918,276)   (5,681,864)   3,044,762
Cumulative effect on prior years of a change  in method of accounting for pre-opening
  costs, net of tax                                                                                  -      (171,974)           -
Net income (loss)                                                                           (4,742,954)   (6,227,667)   1,411,811
Weighted average outstanding shares during  the period                                        3,124,016     3,120,413   3,120,413
Net income (loss) from Continuing Operations per common share                                      0.06        (0.12)      (0.52)
Discontinued operations
  Income (loss) from operations, net of  applicable income taxes  per common share                 0.03        (1.82)        0.98
  Loss on disposal, net of applicable income tax provision per  common share                     (1.60)          0.00        0.00
Cumulative effect on prior years of a change in method of
  accounting for pre-opening  costs, net of tax per common share                                   0.00        (0.06)        0.00
Net income (loss) per common share                                                               (1.52)        (2.00)        0.45
DILUTED
Net income (loss) from Continuing Operations                                                    175,322     (373,829)  (1,632,951)
Discontinued operations
  Income (loss) from operations, net of  applicable income taxes                                 81,724   (5,681,864)   3,044,762
  Loss on disposal, net of applicable income tax provision                                  (5,000,000)            -           -
                                                                                            -----------   ----------    ---------
                                                                                            (4,918,276)   (5,681,864)   3,044,762
Cumulative effect on prior years of a change  in method of accounting for pre-opening
  costs, net oftax                                                                                         -             (171,974)
Net income (loss)                                                                           (4,742,954)   (6,227,667)   1,411,811
Weighted average outstanding shares during the period                                         3,124,016     3,120,413   3,120,413
Add-common equivalent share representing  shares issuable upon
  exercise of dilutive options and warrants                                                           -             -      41,270
Diluted weighted average number of shares at  year-end                                        3,124,016     3,120,413   3,161,683
Net income (loss) from Continuing Operations per common share                                      0.06        (0.12)      (0.52)
Discontinued operations
  Income (loss) from operations, net of  applicable income taxes  per common share                 0.03        (1.82)        0.98
  Loss on disposal, net of applicable income tax provision per common share                      (1.60)          0.00        0.00
Cumulative effect on prior years of a change in method of
  accounting for pre-opening  costs, net of tax per common share                                   0.00        (0.06)        0.00
Net income (loss) per common share                                                               (1.52)        (2.00)        0.45

                               ALMOST FAMILY, INC.
                       (FORMERLY CARETENDERS HEALTH CORP)
                              LIST OF SUBSIDIARIES
                              AS OF MARCH 31, 2000

                                   EXHIBIT 22


Subsidiaries of Almost Family, Inc.
   Adult Day Care of America, Inc.                       Adult  Day  Care of  Louisville,Inc.
   Adult Day Care of Maryland, Inc.                      HouseCalls, Inc.
   Adult Day Clubs of America Joint Venture, Ltd.        SEI Publishing Corporation
   National Health Industries, Inc.                      HHJC Holdings, Inc.
   Pro-Care Home Health of Broward, Inc.


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


Louisville, Kentucky
June 28, 2000