Form 10-Q
period 2000-06-30
CARETENDERS HEALTH CORP
filed 2000-08-09
CIK 799231

1



                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the transition period from ___________to_______


                          Commission file number 1-9848
                             ALMOST FAMILY, INC. TM
                       (Formerly Caretenders HealthCorp.)
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

                      Class of Common Stock $.10 par value

                      Shares outstanding at June 30, 2000 3,141,186

                      ALMOST FAMILY, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX


Part I. Financial Information

        Item 1. Financial Statements

        Consolidated Balance Sheets as of June 30, 2000
        and March 31, 2000                                                 3


        Consolidated Statements of Operations for the Three
        Months ended June 30, 2000 and 1999                                4


        Consolidated Statements of Cash Flows for the Three
        Months ended June 30, 2000 and 1999                                5


        Notes to Interim Consolidated Financial Statements               6 - 8


        Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                             9 - 14

        Item 3. Quantitative and Qualitative Disclosures About Market
        Risk                                                              15

Part II. Other Information

        Items 1 through 6                                                 16

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                       INTERIM CONSOLIDATED BALANCE SHEETS


ASSETS                                      June 30, 2000      March 31, 2000
------                                      -------------      --------------
                                            (UNAUDITED)

CURRENT ASSETS
   Cash and cash equivalents               $   689,567        $1,427,537
   Accounts receivable - net                 6,463,534         6,459,004
   Prepaid expenses and other current
     assets                                    675,783           301,415
                                          -----------------  --------------
        TOTAL CURRENT ASSETS                 7,828,884         8,187,956

PROPERTY AND EQUIPMENT - net                 3,123,420         3,079,636

COST IN EXCESS OF NET ASSETS ACQUIRED
  - net                                      2,516,070         2,537,740

DEFERRED TAX ASSETS                          3,429,093         3,429,093

OTHER ASSETS                                   971,714           916,482
                                         -----------------  --------------
                                           $17,869,181       $18,159,907
                                         =================  ==============

         LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
   Accounts payable and
     accrued liabilities                    $5,106,371         $5,309,359
                                        -----------------   -------------
          TOTAL CURRENT LIABILITIES          5,106,371          5,309,359
                                        -----------------   -------------


LONG-TERM LIABILITIES:
   Revolving Credit Facility                   274,106           651,221
   Other liabilities                         1,044,959         1,037,296
                                         -----------------   -------------
          TOTAL LONG-TERM LIABILITIES        1,319,065         1,688,517
                                         -----------------   -------------
          TOTAL LIABILITIES                  6,425,436         6,997,876
                                         -----------------   -------------

COMMITMENTS AND CONTINGENCIES

 Stockholders' equity:
     Common stock, par value $.10; authorized
10,000,000 shares;
      3,141,186 issued and outstanding         315,119           315,119
     Treasury stock, at cost, 10,000 shares    (95,975)          (95,975)
     Additional paid-in capital             25,384,270        25,384,270
     Accumulated deficit                   (14,159,669)      (14,450,383)
                                         ---------------     ------------
          TOTAL STOCKHOLDERS' EQUITY        11,443,745        11,153,031
                                         ---------------     ------------
                                           $17,869,181       $18,150,907
                                         ===============     ============




      See accompanying notes to interim consolidated financial statements.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   Three Months Ended
                                              ------------------------------
                                              June 30, 2000    June 30, 1999
                                              -------------  ---------------

   Net revenues                               $11,776,440     $10,335,008
   Cost of sales and services                   9,666,253       8,617,912
   General and administrative expenses          1,152,218       1,104,360
   Depreciation and amortization expense          264,558         225,002
   Provision for uncollectible accounts           133,873         179,378
                                             -------------  -------------
   Income (loss) before other income
    (expense) and income taxes                    559,538         208,356


   Other income (expense):
    Interest expense                              (13,908)       (110,931)
    Loss on sale of building                            -         (91,701)
                                               -------------  ------------
   Income before income taxes                     545,630           5,724

   Income tax expense (benefit)                   254,916           2,404
                                               -------------  ------------
     Net income from Continuing Operations        290,714           3,320
   Discontinued Operations:
     Net Income from operations net of
      applicable income taxes of $40,552                 -         56,000
                                              --------------  ------------
   Net income (loss)                          $   290,714     $    59,320
                                              ==============  ============

   Per share amounts - Basic and Diluted:
     Average shares outstanding - Basic         3,141,186       3,120,436
     Average shares outstanding - Diluted       3,173,501       3,185,945

     Net income from Continuing Operations    $      0.09    $          -
     Net income from Discontinued Operations            -            0.02
                                              -------------  -------------
     Net income (loss)                        $      0.09    $       0.02
                                              =============  =============









      See accompanying notes to interim consolidated financial statements.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                     Three Months Ended
                                                -------------------------------
                                                 June 30, 2000    June 30, 1999
                                                --------------- ---------------

  Cash flows from operating activities:
   Net income (loss)                            $ 290,714        $  3,320

   Adjustments to reconcile net income to
   net cash provided
   (used) by operating activities:
       Depreciation and amortization              264,558         225,002
       Provision for uncollectible accounts       133,873         179,378
       Loss on sale of assets                           -          91,701
                                             --------------- ---------------
                                                  689,145         499,401

       Change in certain net assets (Increase)
             decrease in:
           Accounts receivable                   (138,403)         75,199
           Prepaid expenses and other            (396,298)       (474,429)
             current assets
       Increase (decrease) in:
           Accounts payable and accrued          (202,988)       (244,422)
            liabilities                      --------------- ---------------
         Net cash provided (used) by              (48,544)       (144,251)
            operating activities             --------------- ---------------

  Cash flows from investing activities:
       Capital expenditures                      (259,742)       (296,411)
       Other Assets                               (55,232)         44,971
       Goodwill                                    (5,000)              -
       Sale of Assets                                   -         119,099
                                             --------------- ---------------
          Net cash provided (used) by            (319,974)       (132,341)
             investing activities            --------------- ---------------


  Cash flows from financing activities:
       Net revolving credit facility
         borrowings                              (377,115)     (1,048,300)
       Other                                        7,663         (88,087)
                                             --------------- ---------------
          Net cash provided (used) by            (369,452)     (1,136,387)
             financing activities            --------------- ---------------

  Cash Flows from discontinued operations               -         618,719
                                             --------------- ---------------

  Net increase (decrease) in cash                (737,970)       (794,799)

  Cash and cash equivalents at beginning of
     period                                     1,427,537       1,036,951
                                             --------------- ---------------

  Cash and cash equivalents at end
     of period                                 $  689,567      $  242,152
                                             =============== ===============






      See accompanying notes to interim consolidated financial statements.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                    NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

     The accompanying interim consolidated financial statements for the three months ended June 30, 2000 and 1999 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. Accordingly, the reader of this Form 10-Q is referred to the Company's Form 10-K for the year ended March 31, 2000 for further information. In the opinion of management of the Company, the accompanying unaudited interim financial statements reflect all adjustments (consisting of normally recurring adjustments) necessary to present fairly the financial position at June 30, 2000 and the results of operations and cash flows for the periods ended June 30, 2000 and 1999.

     The results of operations for the three months ended June 30, 2000 are not necessarily indicative of the operating results for the year.

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

     Franklin

     On January 26, 1994 Franklin Capital Associates L.P., Aetna Life and Casualty Company and Aetna Casualty and Surety Company, shareholders, who at one time held approximately 320,000 shares of the Company's common stock (approximately 13% of shares outstanding) filed suit in Chancery Court of Williamson County, Tennessee claiming unspecified damages not to exceed three million dollars in connection with registration rights they received in the Company's acquisition of National Health Industries in February 1991. The suit alleges the Company failed to use its best efforts to register the shares held by the plaintiffs as required by the merger agreement. The Company settled with Aetna shortly before the case went to trial in February 2000. In mid-trial Franklin voluntarily withdrew its complaint reserving its legal rights to bring a new suit as allowed under Tennessee law. In May 2000, Franklin refiled its claim. The Company believes it has meritorious defenses to the claims and does not expect

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


2.   COMMITMENTS AND CONTINGENCIES (continued)

     the ultimate outcome of the suit to have a material impact on the Company's results of operations, liquidity or financial position. The Company plans to vigorously defend its position in this case. Anticipated costs of litigation have been included in the Company's one-time charge for discontinuing its home health operations in September 1999.

3.   FINANCIAL STATEMENT RECLASSIFICATIONS

      Certain amounts have been reclassified in the 1999 financial statements in order to conform to the 2000 presentation. Such reclassifications had no effect on previously reported net income (loss).

4.   LOSS ON SALE OF BUILDING

      In May 1999, the Company sold an office building resulting in a non-operating loss of $91,701. The transaction generated net cash of $79,093 after repaying mortgage debt of approximately $40,000.

5.   DISCONTINUED OPERATIONS

      As part of a formal plan of separation, the Company on November 12, 1999 sold its product operations (consisting of infusion therapy and respiratory and medical equipment businesses) to Lincare Holdings, Inc. in an asset sale for $14.5 million and is pursuing available strategic alternatives to complete the separation of its visiting nurse operations. Proceeds from the sale were used to repay obligations outstanding under the Company's bank line of credit. As a result of the operational separations, the Company recorded a one-time net of tax loss of approximately $5 million or ($1.60) in the quarter ended September 30, 1999. That charge reduced the book value of the operations to their expected net realizable value, provided for losses on fulfilling certain obligations and close down costs, and included the estimated future operating results of the visiting nurse operations through disposition.

      The implementation of Medicare's  Prospective Payment System for home care
      (PPS) may have a material impact on the disposal value of the visiting nurse operations. Proposed rules for a home care PPS reimbursement system were released by HCFA on October 1, 1999. On June 28, 2000 HCFA published final rules. The final rules vary significantly from the proposed rules. Among other changes, the rate of reimbursement per episode was increased by approximately 4% as compared to the proposed rules. This system will go into effect on October 1, 2000 replacing the current reimbursement system, which is cost-based. Unlike the current cost-based system, which prohibits profitable operation for the visiting nurse business, PPS will make it at least possible to make a profit. However, there can be no assurance that the visiting nurse business will operate profitably under PPS. Management is evaluating the impact of these newly released rules and is currently unable to predict what impact, if any, PPS may have on the disposal value of the visiting nurse operations. Additionally, there can be no assurance that HCFA will not make further significant changes to the published rules that may impact the disposal value of the visiting nurse operations.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

5.    DISCONTINUED OPERATIONS (continued)

      Revenue from visiting nurse operations was approximately $6.7 million for the quarter ended June 30, 2000. Interest expense has been allocated to continuing and discontinued operations on the basis of allocated debt balances. Accordingly, interest expense of $47,000 has been allocated to discontinued operations for the quarter ended June 30, 2000.

      The accompanying balance sheet includes net current assets and liabilities of discontinued operations, consisting primarily of accounts receivable, inventory, accounts payable and accrued liabilities, and long term assets of discontinued operations consisting primarily of property, and equipment, net of accumulated depreciation and goodwill.

Visiting Nurse Operations-Statement of Operations For the Quarter Ended June 30,
                                                     2000
                                                 -------------
           Revenues                              $  6,669,234
           Operating expenses                       6,972,951
           Interest expense                            47,000
                                                 -------------
             Pre-tax income (loss)                   (350,717)
           Income taxes                               161,330
                                                 -------------
             Net income (loss)                       (189,387)
             Less amounts previously provided         189,387
                                                 -------------
           Shown in accompanying
           statement of operations               $          -
                                                 =============

            Discontinued Operations - Balance Sheet - As Of June 30,
                                                     2000
                                                 -------------
           Accounts receivable                   $  7,410,303
           Other current assets                     1,093,256
           Long-term assets                                 -
           Current liabilities                      5,034,650
           Revolving credit facility                2,943,820
           Long-term liabilities                      525,089
                                                 -------------
             Net assets held for sale            $          -
                                                 =============

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

6.    SUBSEQUENT EVENT

      The Company has been notified by the Medicaid programs of certain states in which it operates that those programs have increased reimbursement rates paid for adult day care services. In the aggregate the Medicaid rates received by the Company for services provided on or after July 1, 2000 will be approximately 6.7% higher than the rates received for similar services in the quarter ended June 30, 2000. During that quarter, the Company's Medicaid program revenues in the affected states were approximately $4 million.

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

RESULTS OF CONTINUING OPERATIONS

The financial tables that follow are presented for continuing operations excluding non-recurring items.

           Quarter Ended June 30, 2000 Compared with Year Ended June 30, 1999
           ------------------------------------------------------------------

                             2000                   1999                  Change
                     ------------------      -----------------      ----------------
                     Amount      % Rev.      Amount     % Rev.      Amount        %
                     ------      ------      ------     ------      ------        --

Net Revenues        $11,776,440  100.0%     $10,335,008  100.0%     $1,441,432     13.9%

Cost of Sales
  and Services        9,666,253   82.0%       8,617,912   83.4%      1,048,341     12.2%
                     -----------           -------------            ----------

Center Contribution   2,110,187   18.0%       1,717,096   16.6%        393,091     22.9%

General &
  Administrative      1,152,218    9.8%       1,104,360   10.7%         47,858      4.3%

Depreciation and
  Amortization          264,558    2.2%         225,002    2.2%         39,556     17.6%

Provision for
  uncollectible
  accounts              133,873    1.1%         179,378    1.7%        (45,505)   (25.4%)

Interest, Net            13,908      -%         110,931    1.1%        (97,023)   (87.5%)
                       ---------                --------            -----------

Income from continuing
operations before
non-recurring items and
    taxes              $ 545,630    4.6%       $ 97,425     0.9%    $  448,205    460.1%
                       =========               ========             ===========

Net Revenues
Net revenues increased 14% to $11.8 million from $10.3 million in the prior year. Growth came primarily from volumes, which grew to 179,208 days of care in 2000 from 149,509 in 1999. Average revenue per day of care decreased 5% due to mix changes offsetting price increases of about 2%. Increased volumes were derived primarily from increased occupancy in the adult day care centers, which grew to 78% of capacity in 2000 from 75% of capacity in 1999. Average capacity increased 8.5% from the same quarter last year. As of June 30, 2000 total system capacity was 1,621 guests per day.

The Company has been notified by the Medicaid programs of certain states in which it operates, that those programs have increased reimbursement rates paid for adult day care services. In the aggregate the Medicaid rates received by the Company for services provided on or after July 1, 2000, will be approximately 6.7% higher than the rates received for similar services in the quarter ended June 30, 2000. During that quarter, the Company's Medicaid program revenues in the affected states were approximately $4 million.

Cost of Sales and Services
Cost of sales and services as a percent of revenues declined to 82% in 2000 from 83% in 1999 primarily as a result of increased volumes of business and increased occupancy rates for in-facility care.

General and Administrative
General and Administrative costs increased $47,858 due primarily to normal annual salary increases. G&A as a percent of revenues dropped to 9.8% in 2000 from 10.7% in 1999.

Depreciation and Amortization
Depreciation and amortization increased by 17% or $39,556 due to capital expenditures.

Provision for Uncollectible Accounts
Management  establishes  an allowance for  uncollectible  accounts  based on its
estimate  of  probable   collection   losses.  The  decrease  in  provision  for
uncollectible accounts resulted from improved collection results in 2000.

Interest, Net
The decrease in interest, net is primarily a result of lower average outstanding debt levels associated with the Company's improved operating results and proceeds from the sale of the product operations.

Income Taxes
As of June 30, 2000, the Company has net deferred tax assets of approximately $3.5 million. The net deferred tax asset is composed of $3.4 million of long-term deferred tax assets and $117,000 of current deferred tax assets.

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

For the quarter ended June 30, 2000, the effective income tax rate was approximately 47% of income before income taxes, as compared to an effective income tax rate of approximately 42% of income before taxes for 1999. The change in the effective tax rate results from changes in the Company's business and the state and local tax jurisdictions in which taxable income was generated.

Discontinued Operations
Results of operations for the quarter ended June 30, 1999 include net income of $56,000 from operations which have subsequently been sold or are subject to disposition. Please refer to the Company's report on Form 10K for the year ended March 31, 2000 for a more detailed description.

The estimated loss on disposal of discontinued operations reflected in the Company's financial statements for the year ended March 31, 2000 included management's estimate of the results of operating the visiting nurse segment, through the date of disposal, and the estimated financial results of such disposal. The implementation of Medicare's Prospective Payment System for home care (PPS) may have a material impact on the disposal value of the visiting nurse operations. Proposed rules for a home care PPS reimbursement system were released by HCFA on October 1, 1999. On June 28, 2000 HCFA published final rules. The final rules vary significantly from the proposed rules. Among other changes, the rate of reimbursement per episode was increased by approximately 4% as compared to the proposed rules. This system will go into effect on October 1, 2000 replacing the current reimbursement system, which is cost-based. Unlike the current cost-based system, which prohibits profitable operation for the visiting nurse business, PPS will make it at least possible to make a profit. However, there can be no assurance that the visiting nurse business will operate profitably under PPS. Management is evaluating the impact of these newly released rules and is currently unable to predict what impact, if any, PPS may have on the disposal value of the visiting nurse operations. Additionally, there can be no assurance that HCFA will not make further significant changes to the published rules that may impact the disposal value of the visiting nurse operations.

Revenue from visiting nurse operations was approximately $6.7 million for the quarter ended June 30, 2000. Interest expense has been allocated to continuing and discontinued operations on the basis of allocated debt balances. Accordingly, interest expense of $47,000 has been allocated to discontinued operations for the quarter ended June 30, 2000.

The accompanying balance sheet includes net current assets and liabilities of discontinued operations, consisting primarily of accounts receivable, inventory, accounts payable and accrued liabilities, and long term assets of discontinued operations consisting primarily of property, plant and equipment, net of accumulated depreciation and goodwill. Refer to Note 6 to the accompanying financial statements for additional information.

Building Sale
In May 1999, the Company sold an office building resulting in a non-operating loss of $91,701. The transaction generated net cash of $79,093 after repaying mortgage debt of approximately $40,000.

Liquidity and Capital Resources

Revolving Credit Facility

The Company has a $20 million revolving credit facility with Bank One Kentucky, NA. The credit facility bears interest at prime plus a margin (ranging from 0% to 1.0%, currently 0.50%) dependent upon total leverage and is secured by substantially all assets and the stock of the Company's subsidiaries. Borrowings are available equal to the greater of: a) a multiple of earnings before interest, taxes, depreciation and amortization (as defined) or, b) an asset based formula, primarily based on accounts receivable. Borrowings under the facility may be used for working capital, capital expenditures, development and growth of the business and other corporate purposes. The facility has an expiration date of July 10, 2001.

As of June 30, 2000 approximately $3.2 million was outstanding on the line of credit. The Company has retained certain assets and liabilities associated with the discontinued operations, the liquidation of which, together with disposition of the visiting nurse operations, are expected to reduce the Company's bank borrowings to approximately $241,000. Accordingly, as of June 30, 2000, approximately $2.9 million of debt has been classified with net assets from discontinued operations in the accompanying balance sheet.

The Company believes that this facility will be sufficient to fund its operating needs for at least the next twelve months.

Management will continue to evaluate additional capital including possible debt and equity investments in the Company to support a more rapid development of the business than would be possible with internal funds.

Cash Flows and Financial Conditions

Key elements to the Consolidated Statements of Cash Flows for the quarters ended June 30, 2000 and 1999 were (in thousands):

Net Change in Cash and Cash Equivalents        2000            1999
---------------------------------------       ------          -----
Continuing Operations
  Provided by (used in)
  Operating activities                  $       (49)       $   (144)
  Investing activities                         (320)           (132)
  Financing activities                         (370)         (1,136)
                                        ------------    ------------
                                        $      (738)       $ (1,414)
Discontinued operations                 $         -        $    619
                                        ------------    ------------
Net Change in Cash and Cash             $      (738)       $   (795)
                                        ============    ============
Equivalents


2000
Net cash used by operating activities resulted principally from current period income, net of changes in accounts receivable, accounts payable and accrued expenses. The increase in prepaid expenses resulted from the timing of insurance payments. The increase in accounts receivable resulted from volume increases. Days sales outstanding declined to 50 from 53 at March 31, 2000. The decrease in accounts payable and accrued liabilities resulted primarily from income tax payments made during the quarter. Net cash used in investing activities resulted principally from amounts invested in adult day health services expansion activities, and improvements in information systems. Net cash used in financing activities resulted primarily from lower borrowings under the Company's credit facility.

1999
Net cash used by operating activities resulted principally from current period income, net of changes in accounts receivable, accounts payable and accrued expenses. The increase in prepaid expenses resulted from the timing of insurance payments. The increase in accounts receivable resulted from volume increases. Days sales outstanding declined to 54 from 62 at March 31, 1999. The decrease in accounts payable and accrued liabilities resulted from a reduction in days payables outstanding. Net cash used in investing activities resulted principally from amounts invested in adult day health services expansion activities, and improvements in information systems, plus the proceeds from the sale of a building. Net cash used in financing activities resulted primarily from reduced borrowings under the Company's credit facility. Discontinued operations provided cash from operating results and a reduction in accounts receivable.

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

Refer to the sections on Reimbursement Changes and Cautionary Statements - Forward Outlook and Risks in Part I, and the notes to the accompanying financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations all included in the Company's report on Form 10K for the year ended March 31, 2000 for additional information.

Impact of Inflation

Management does not believe that inflation has had a material effect on income during the past several years.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Derivative Instruments

The Company does not use derivative instruments.

Market Risk of Financial Instruments

The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates.

At June 30, 2000, a hypothetical 100 basis point increase in short-term interest rates would result in a reduction of approximately $2,400 in annual pre-tax earnings from continuing operations.

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

               (a)  Exhibits

                    Exhibit 11 Calculation of Earnings Per Share (attached)
                    Exhibit 27 Financial Data (electronic filing only)

                (b) Form 8-K - None

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                       (FORMERLY CARETENDERS HEALTH CORP)
                        COMPUTATION OF EARNINGS PER SHARE
                                   EXHIBIT 11


                                                   Three Months Ended
                                                      June 30, 2000

BASIC                                               2000           1999
                                                 ------------   ------------
Net income (loss)                                $   290,714     $   59,232
Weighted  average  outstanding  shares  during     3,141,186      3,120,436
the period
                                                 ------------   ------------
Net income (loss) per share                       $     0.09     $     0.02
                                                 ============   ============
DILUTED
Net income for diluted income per common share   $   290,714     $   59,232
                                                 ------------   ------------
Weighted  average  outstanding  shares  during
  the period                                       3,141,186      3,120,436
Add-common   equivalent  shares   representing
 shares  issuable  upon  exercise  of  dilutive
 options and warrants                                 32,315         65,509
                                                 ------------   ------------

                                                   3,173,501      3,185,945
                                                 ------------   ------------
Net income (loss) per share                      $      0.09     $     0.02
                                                 ============   ============

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 8, 2000

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