Form 10-Q
period 2000-09-30
ALMOST FAMILY INC
filed 2000-11-08
CIK 799231

SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, DC 20549

                                    FORM 10-Q


        [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                   EXCHANGE ACT OF 1934

                    For the quarterly period ended September 30, 2000

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                  EXCHANGE ACT OF 1934

                      For the transition period from ___________to_______


                          Commission file number 1-9848
                                 ALMOST FAMILY, INC. TM
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

                      Class of Common Stock $.10 par value

                   Shares outstanding at September 30, 2000 3,141,186

                            ALMOST FAMILY, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX


      Part I.     Financial Information

            Item 1.  Financial Statements

                  Consolidated Balance Sheets as of September 30, 2000
                  and March 31, 2000                                      3


                  Consolidated Statements of Operations for the Three
                  Months ended September 30, 2000 and 1999                4

                  Consolidated Statements of Operations for the Six
                  Months ended September 30, 2000 and 1999                5

                  Consolidated Statements of Cash Flows for the Six
                  Months ended September 30, 2000 and 1999                6


                  Notes to Interim Consolidated Financial Statements   7 - 9


            Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations              10 - 16

            Item 3.  Quantitative and Qualitative Disclosures
                     About Market Risk                                   17

      Part II.    Other Information

                  Items 1 through 6                                      18

                       ALMOST FAMILY, INC. AND SUBSIDIARIES
                       INTERIM CONSOLIDATED BALANCE SHEETS


               ASSETS                          September 30,    March 31, 2000
                                                  2000
                                             ---------------   --------------
                                             (UNAUDITED)

CURRENT ASSETS
   Cash and cash equivalents                 $    480,058       $ 1,427,937
   Accounts receivable - net                    6,215,574         6,459,004
   Prepaid expenses and other current assets      910,531           301,415
   Net assets of discontinued operations
                                                1,021,432         -
                                             ------------       -----------
        TOTAL CURRENT ASSETS                    8,627,595         8,187,956

PROPERTY AND EQUIPMENT - net                    3,565,549         3,079,636

COST IN EXCESS OF NET ASSETS ACQUIRED - net     2,507,376         2,537,740

DEFERRED TAX ASSETS                             3,429,093         3,429,093

OTHER ASSETS                                      948,900           916,482
                                            -------------       -----------
                                             $ 19,078,513       $18,150,907
                                            =============       ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
   Accounts payable and accrued liabilities  $  5,844,061        $ 5,309,359
                                             ------------        -----------
          TOTAL CURRENT LIABILITIES             5,844,061          5,309,359
                                             ------------        -----------

LONG-TERM LIABILITIES:
   Revolving credit facility                      327,551           651,221
   Other liabilities                              959,084         1,037,296
                                             ------------        ----------
          TOTAL LONG-TERM LIABILITIES           1,286,635         1,688,517
                                             ------------        ----------
          TOTAL LIABILITIES                     7,130,696         6,997,876
                                             ------------        ----------

COMMITMENTS AND CONTINGENCIES

 Stockholders' equity:
     Common stock, par value $.10; authorized
      10,000,000 shares;
      3,141,186 issued and outstanding            315,119           315,119
     Treasury stock, at cost, 10,000 shares       (95,975)          (95,975)
     Additional paid-in capital                25,384,270         25,384,270
     Accumulated deficit                      (13,655,597)       (14,450,383)
                                              ------------       -----------
          TOTAL STOCKHOLDERS' EQUITY           11,947,817         11,153,031
                                              -----------        -----------
                                              $19,078,513        $18,150,907
                                              ===========        ===========




            See accompanying notes to interim consolidated financial statements.

                            ALMOST FAMILY, INC. AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                                       Three Months Ended
                                                  ----------------------------
                                                    September      September
                                                     30, 2000       30, 1999
                                                   -------------  -------------

   Net revenues                                   $ 12,545,155    $ 11,105,137
   Cost of sales and services                       10,170,205       9,217,895
   General and administrative expenses                 973,351         966,360
   Depreciation and amortization expense               270,033         223,243
   Provision for uncollectible accounts                152,626         231,347
                                                  -------------  -------------
   Income before other income (expense)
     and income taxes                                  978,940         466,292

   Other income (expense):
    Interest expense                                   (33,402)       (122,521)
                                                   -------------  -------------
   Income before income taxes                          945,538         343,771

   Income tax expense                                  441,466         144,384
                                                   -------------  -------------
     Net income from continuing operations             504,072         199,387

   Discontinued operations:
     Net income from operations net of applicable
      income taxes of $16,000                               -           22,347
     Estimated loss on disposal, net of
      applicable income tax provision of $527,000           -       (5,000,000)
                                                    -------------  -------------
   Net income (loss)                                $  504,072    $ (4,778,266)
                                                    ============= ==============

   Per share amounts - Basic:
         Average shares outstanding - Basic         3,141,186        3,120,436

          Net income from continuing operations     $    0.16      $      0.06
          Discontinued operations
               Income from operations, net
                 of applicable income taxes               -               0.01

               Loss on disposal, net of applicable        -              (1.60)
                 income taxes
                                                   -------------  -------------
           Net income (loss)                        $    0.16      $     (1.53)
                                                   =============  =============

   Per share amounts - Diluted:
         Average shares outstanding - Diluted        3,378,615        3,120,436

          Net income from continuing operations    $     0.15      $      0.06
          Discontinued operations
               Income from operations, net
                of applicable income taxes                  -             0.01

               Loss on disposal, net of applicable          -            (1.60)
                 income taxes
                                                   -------------  -------------
           Net income (loss)                        $    0.15      $     (1.53)
                                                   =============  =============








            See accompanying notes to interim consolidated financial statements.

                            ALMOST FAMILY, INC. AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                                       Six Months Ended
                                                   ----------------------------
                                                     September      September
                                                      30, 2000       30, 1999
                                                   -------------  -------------

   Net revenues                                     $24,321,595    $21,440,145
   Cost of sales and services                        20,090,284     17,973,807
   General and administrative expenses                1,871,743      1,932,719
   Depreciation and amortization expense                534,591        448,245
   Provision for uncollectible accounts                 286,499        410,725
                                                   -------------  -------------
   Income before other income (expense)
     and income taxes                                 1,538,478        674,649

   Other income (expense):
    Interest expense                                    (47,310)      (233,452)
    Loss on sale of building                                -          (91,701)
                                                   -------------  -------------
   Income before income taxes                         1,491,165        349,496

   Income tax expense                                   696,382        146,789
                                                    -----------    ------------
     Net income from continuing operations              794,783        202,707

   Discontinued operations:
     Net income from operations net of
       applicable income taxes of $57,000                   -           78,258
     Estimated loss on disposal, net of
      applicable income Tax provision of $527,000           -       (5,000,000)
                                                   -------------  -------------
   Net income (loss)                                $   794,786    $(4,719,035)
                                                   =============  =============

   Per share amounts - Basic:
         Average shares outstanding - Basic           3,141,186      3,120,436

          Net income from continuing operations       $    0.25     $     0.06
          Discontinued operations
               Income from operations, net
                of applicable income taxes                   -            0.03
               Loss on disposal, net of applicable           -           (1.60)
                income taxes                       -------------  -------------
           Net income (loss)                         $    0.25      $    (1.51)
                                                   =============  =============

   Per share amounts - Diluted:
         Average shares outstanding - Diluted         3,378,615       3,120,436

          Net income from continuing operations       $    0.24      $     0.03
          Discontinued operations
               Income from operations, net
                 of applicable income taxes                -               0.01

               Loss on disposal, net of applicable         -              (1.60)
                 income taxes
                                                     ------------- -------------
           Net income (loss)                          $    0.24     $    (1.51)
                                                    =============  =============









            See accompanying notes to interim consolidated financial statements.

                            ALMOST FAMILY, INC. AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                    Six Months Ended
                                             -------------------------------
                                              September        September
                                               30, 2000        30, 1999
                                             --------------- ---------------

  Cash flows from operating activities:
   Net income from continuing operations      $     794,786   $     202,708
   Adjustments to reconcile net income to
  net cash provided
    by operating activities:
       Depreciation and amortization                534,591         448,245
       Provision for uncollectible accounts         286,499         410,725
       Loss on sale of assets                             -          91,701
       Deferred taxes                                     -         730,908
                                             --------------- ---------------
                                                  1,615,876       1,884,287
       Change in certain net assets (Increase)
           decrease in: Accounts receivable         (43,069)     (1,257,487)
           Prepaid expenses and other current
             assets                                (652,976)       (497,310)
       Increase (decrease) in:
           Accounts payable and accrued
              liabilities                           534,702        (318,108)
                                             --------------- ---------------
         Net cash provided (used) by              1,454,533        (188,618)
              operating activities                1,454,533        (188,618)

  Cash flows from investing activities:
       Capital expenditures                        (923,389)       (466,120)
       Other assets                                 (32,418)        (74,380)
       Goodwill                                     (22,700)       (108,794)
       Sale of assets                                     -         119,009
                                             --------------- ---------------
          Net cash used by investing
           activities                              (978,507)       (530,285)
                                              -------------- ---------------

  Cash flows from financing activities:
       Net revolving credit facility               (323,670)          8,942
        borrowings (payments)
         Other                                      (78,403)        (90,595)
                                             --------------- ---------------
          Net cash used by financing
           activities                              (402,073)        (81,653)
                                             --------------- ---------------

  Cash flows from discontinued operations        (1,021,432)        170,303
                                             --------------- ---------------

  Net decrease in cash                             (947,479)       (630,253)

  Cash and cash equivalents at
   beginning of period                            1,427,537       1,036,951
                                             --------------- ---------------

  Cash and cash equivalents at end of period  $     480,058   $     406,698
                                             =============== ===============






            See accompanying notes to interim consolidated financial statements.

                            ALMOST FAMILY, INC. AND SUBSIDIARIES
                    NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

     The accompanying interim consolidated financial statements for the three and six months ended September 30, 2000 and 1999 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. Accordingly, the reader of this Form 10-Q is referred to the Company's Form 10-K for the year ended March 31, 2000 for further information. In the opinion of management of the Company, the accompanying unaudited interim financial statements reflect all adjustments (consisting of normally recurring adjustments) necessary to present fairly the financial position at September 30, 2000 and the results of operations and cash flows for the periods ended September 30, 2000 and 1999.

     The results of operations for the three and six months ended September 30, 2000 are not necessarily indicative of the operating results for the year.

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

     Franklin
     On January 26, 1994 Franklin Capital Associates L.P., Aetna Life and Casualty Company and Aetna Casualty and Surety Company, shareholders, who at one time held approximately 320,000 shares of the Company's common stock (approximately 13% of shares outstanding) filed suit in Chancery Court of Williamson County, Tennessee claiming unspecified damages not to exceed three million dollars in connection with registration rights they received in the Company's acquisition of National Health Industries in February 1991. The suit alleges the Company failed to use its best efforts to register the shares held by the plaintiffs as required by the merger agreement. The Company settled with Aetna shortly before the case went to trial in February 2000. In mid-trial Franklin voluntarily withdrew its complaint reserving its legal rights to bring a new suit as allowed under Tennessee law. In May 2000, Franklin re-filed its claim. The Company believes it has meritorious defenses to the claims and does not expect

                              ALMOST FAMILY, INC. AND SUBSIDIARIES
                     NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


2.   COMMITMENTS AND CONTINGENCIES (continued)

     the ultimate outcome of the suit to have a material impact on the Company's results of operations, liquidity or financial position. The Company plans to vigorously defend its position in this case. Anticipated costs of litigation have been included in the Company's one-time charge for discontinuing its home health operations in September 1999.

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

5.   DISCONTINUED OPERATIONS

      As part of a formal plan of separation, the Company in late 1999 sold its product operations (consisting of infusion therapy and respiratory and medical equipment businesses) to Lincare Holdings, Inc. in an asset sale for $14.5 million and is pursuing available strategic alternatives to complete the separation of its visiting nurse operations. Proceeds from the sale were used to repay obligations outstanding under the Company's bank line of credit. As a result of the operational separations, the Company recorded a one-time net of tax loss of approximately $5 million or ($1.60) in the quarter ended September 30, 1999. That charge reduced the book value of the operations to their expected net realizable value, provided for losses on fulfilling certain obligations and close down costs, and included the estimated future operating results of the visiting nurse operations through disposition.

      The implementation of Medicare's  Prospective Payment System for home care
      (PPS) may have a material impact on the disposal value of the visiting nurse operations. Proposed rules for a home care PPS reimbursement system were released by HCFA on October 1, 1999. On June 28, 2000 HCFA published final rules. The final rules vary significantly from the proposed rules. Among other changes, the rate of reimbursement per episode was increased by approximately 4% as compared to the proposed rules. This system went into effect on October 1, 2000 replacing the previous reimbursement system, which was cost-based. Unlike the previous cost-based system, which prohibited profitable operation for the visiting nurse business, PPS makes it at least possible to make a profit. However, there can be no assurance that the visiting nurse business will operate profitably under PPS. Management is continuing to evaluate this new reimbursement system and is currently unable to predict what impact, if any, PPS may have on the disposal value of the visiting nurse operations. Additionally, there can be no assurance that HCFA will not make further significant changes to the published rules that may impact the disposal value of the visiting nurse operations.

                               ALMOST FAMILY, INC. AND SUBSIDIARIES
                     NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

5.    DISCONTINUED OPERATIONS (continued)

      Revenue from visiting nurse operations was approximately $12.1 million for the six-months ended September 30, 2000. Interest expense has been allocated to continuing and discontinued operations on the basis of allocated debt balances. Accordingly, interest expense of $278,000 has been allocated to discontinued operations for the six-months ended September 30, 2000.

      The accompanying balance sheet includes net current assets and liabilities of discontinued operations, consisting primarily of accounts receivable, inventory, accounts payable and accrued liabilities, and long term assets of discontinued operations consisting primarily of property and equipment, net of accumulated depreciation and goodwill.

               Visiting Nurse Operations - Statement of Operations
                     For the Six-Months Ended September 30,
                                                     2000
                                                 -------------
           Revenues
                                                 $12,114,361
           Operating expenses                     13,025,885
           Interest expense                          277,542
                                                 -------------
             Pre-tax income (loss)                (1,189,066)
           Income taxes                             (451,845)
                                                 -------------
             Net income (loss)                      (737,221)
             Less amounts previously provided        737,221
                                                 -------------
           Shown in accompanying
           statement of operations                  $        -
                                                 =============

               Discontinued Operations - Balance Sheet - As Of September 30,
                                                     2000
                                                 -------------
           Accounts receivable                     $8,715,026
           Other current assets                     1,225,688
           Long-term assets                                 -
           Current liabilities                      2,381,270
           Revolving credit facility                6,005,068
           Long-term liabilities                      532,944
                                                 -------------
             Net assets held for sale              $1,021,432
                                                 =============

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

RESULTS OF CONTINUING OPERATIONS

The financial tables that follow are presented for continuing operations excluding non-recurring items.

Quarter Ended September 30, 2000 Compared with Quarter Ended September 30, 1999
-------------------------------------------------------------------------------

                           2000                  1999              Change
                     Amount     % Rev.        Amount    % Rev.      Amount    %

Net Revenues       $12,545,155  100.0%     $11,105,137  100.0%   $ 1,440,018  13.0%

Cost of Sales
  and Services     10,170,205     81.1%      9,217,895   83.0%       952,303  10.3%

Center Contribution 2,374,950     18.9%      1,887,242   17.0%       487,715  25.8%

General &
  Administrative      973,351      7.8%       966,360    8.7%          6,991   0.7%

Depreciation and
  Amortization        270,033      2.2%       223,243    2.0%         46,790  21.0%

Provision for
  uncollectible accounts
                      152,626      1.2%       231,347     2.1%       (78,721)(34.0%)

Interest, Net          33,402      0.3%       122,521     1.1%       (89,119)(72.7%)

Income from continuing
operations before
non-recurring items and
    taxes          $  945,538      7.5%     $ 343,771     3.1%      $ 601,774 175.1%

Net Revenues
Net revenues increased 13% to $12.5 million from $11.1 million in the prior year. Growth came primarily from volumes, which grew to 180,566 days of care in 2000 from 158,103 in 1999. Average revenue per day of care decreased 1.1% due to mix changes offsetting price increases of about 5%. Increased volumes were derived primarily from increased attendance in the adult day care centers, which grew to 1,280 guests per weekday in 2000 from 1,179 in 1999 and increased personal care volumes in state funded programs. ADC in-center occupancy rates were 76.6% and 78.9% in 2000 and 1999 respectively while average capacity increased 11.8% to 1,671 in 2000 from 1,494 in the same quarter last year. As of September 30, 2000 total system capacity was 1,671 guests per day.

Cost of Sales and Services
Cost of sales and services as a percent of revenues declined to 81% in 2000 from 83% in 1999 primarily as a result of increased volumes of business, and increased pricing relative to operating costs.

General and Administrative
General and administrative costs remained relatively flat between years. G&A as a percent of revenues dropped to 7.8% in 2000 from 8.7% in 1999.

Depreciation and Amortization
Depreciation and amortization increased by $46,790 due to capital expenditures.

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

               Six-Months Ended September 30, 2000 Compared with
                      Six-Months Ended September 30, 1999

                           2000                  1999              Change
                     Amount      % Rev.        Amount  % Rev.      Amount         %

Net Revenues        $24,321,595  100.0%    $21,440,145 100.0%     $  2,881,450   13.4%

Cost of Sales
  and Services      20,090,284    82.6%     17,973,807  83.8%        2,116,470   11.8%

Center Contribution  4,231,311    17.4%      3,466,338  16.2%          764,980   22.1%

General &
  Administrative      1,871,743   7.7%       1,932,719   9.0%          (60,976) (3.2%)

Depreciation and
  Amortization           534,591   2.2%        448,245   2.1%           86,346  19.3%

Provision for
  uncollectible
   accounts              286,499   1.2%         410,725  1.9%        (124,226) (30.2%)

Interest, Net             47,310   0.2%         233,452  1.1%        (186,142) (79.7%)

Income from continuing
operations before
non-recurring items
 and taxes            $1,491,168   6.1%       $ 441,197  1.6%     $  1,049,978 238.0%

Net Revenues
Net revenues increased 13% to $24.3 million from $21.4 million in the prior year. Growth came primarily from volumes, which grew to 357,710 days of care in 2000 from 307,129 in 1999. Average revenue per day of care decreased 2.6% due to mix changes offsetting price increases of about 4%. Increased volumes were derived primarily from increased attendance in the adult day care centers, which grew to 1,268 guests per weekday in 2000 from 1,147 in 1999 and increased personal care volumes in state funded programs. ADC in-center occupancy rates were 77.0% and 76.7% in 2000 and 1999 respectively while average capacity increased 10.2% to 1,646 in 2000 from 1,494 last year.

Cost of Sales and Services
Cost of sales and services as a percent of revenues declined to 83% in 2000 from 84% in 1999 primarily as a result of increased volumes of business, and increased pricing relative to operating costs.

General and Administrative
General and administrative costs declined slightly between years due to the elimination of certain corporate positions. G&A as a percent of revenues dropped to 7.7% in 2000 from 9.0% in 1999.

Depreciation and Amortization
Depreciation and amortization increased by $86,346 due to capital expenditures.

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

Income Taxes
As of September 30, 2000, the Company has net deferred tax assets of approximately $3.5 million. The net deferred tax asset is composed of $3.4 million of long-term deferred tax assets and $117,000 of current deferred tax assets.

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

For the three and six-month periods ended September 30, 2000, the effective income tax rate was approximately 47% of income before income taxes, as compared to an effective income tax rate of approximately 42% of income before taxes for 1999. The change in the effective tax rate results from changes in the Company's business and the state and local tax jurisdictions in which taxable income was generated.

Discontinued Operations
Results of operations for the quarter ended September 30, 1999 included net income of $22,347 from operations which have subsequently been sold or are subject to disposition. Please refer to the Company's report on Form 10K for the year ended March 31, 2000 for a more detailed description.

The estimated loss on disposal of discontinued operations reflected in the Company's financial statements for the year ended March 31, 2000 included management's estimate of the results of operating the visiting nurse segment, through the date of disposal, and the estimated financial results of such disposal. The implementation of Medicare's Prospective Payment System for home care (PPS) may have a material impact on the disposal value of the visiting nurse operations. Proposed rules for a home care PPS reimbursement system were released by HCFA on October 1, 1999. On June 28, 2000 HCFA published final rules. The final rules vary significantly from the proposed rules. Among other changes, the rate of reimbursement per episode was increased by approximately 4% as compared to the proposed rules. This system went into effect on October 1, 2000 replacing the previous reimbursement system, which was cost-based. Unlike the previous cost-based system, which prohibited profitable operation for the visiting nurse business, PPS makes it at least possible to make a profit. However, there can be no assurance that the visiting nurse business will operate profitably under PPS. Management continues to evaluate the impact of this new reimbursement system and is currently unable to predict what impact, if any, PPS may have on the disposal value of the visiting nurse operations. Additionally, there can be no assurance that HCFA will not make further significant changes to the published rules that may impact the disposal value of the visiting nurse operations.

Revenue from visiting nurse operations was approximately $12.1 million for the six months ended September 30, 2000. Interest expense has been allocated to continuing and discontinued operations on the basis of allocated debt balances. Accordingly, interest expense of $278,000 has been allocated to discontinued operations for the six months ended September 30, 2000.

The accompanying balance sheet includes net current assets and liabilities of discontinued operations, consisting primarily of accounts receivable, inventory, accounts payable and accrued liabilities, and long term assets of discontinued operations consisting primarily of property, plant and equipment, net of accumulated depreciation and goodwill. Refer to Note 5 to the accompanying financial statements for additional information.

Building Sale
In May 1999, the Company sold an office building resulting in a non-operating loss of $91,701. The transaction generated net cash of $79,093 after repaying mortgage debt of approximately $40,000.

Liquidity and Capital Resources

Revolving Credit Facility

The Company has a $20 million revolving credit facility with Bank One Kentucky, NA. The credit facility bears interest at prime plus a margin (ranging from 0% to 1.0%, currently 1.0%) dependent upon total leverage and is secured by substantially all assets and the stock of the Company's subsidiaries. Borrowings are available equal to the greater of: a) a multiple of earnings before interest, taxes, depreciation and amortization (as defined) or, b) an asset based formula, primarily based on accounts receivable. Borrowings under the facility may be used for working capital, capital expenditures, development and growth of the business and other corporate purposes. The facility has an expiration date of October 10, 2001.

As of September 30, 2000 approximately $6.3 million was outstanding on the line of credit. The Company has retained certain assets and liabilities associated with the discontinued operations, the liquidation of which, together with disposition of the visiting nurse operations, is expected to reduce the Company's bank borrowings to approximately $327,551. Accordingly, as of September 30, 2000, approximately $6.0 million of debt has been classified with net assets from discontinued operations in the accompanying balance sheet. This balance has increased since June 30, 2000 due to the repayment of previously recorded liabilities to visiting nurse third-party payers and finance operating results.

The Company believes that this facility will be sufficient to fund its operating needs for at least the next twelve months.

Management will continue to evaluate additional capital including possible debt and equity investments in the Company to support a more rapid development of the business than would be possible with internal funds.

Cash Flows and Financial Conditions

Key elements to the Consolidated Statements of Cash Flows for the six-months ended September 30, 2000 and 1999 were:

Net Change in Cash and Cash Equivalents       2000            1999
Continuing Operations
  Provided by (used in)
  Operating activities                  $  1,455,000     $  (188,000)
  Investing activities                       (979,000)      (530,000)
  Financing activities                       (402,000)       (82,000)
                                        $      74,000    $  (800,000)
Discontinued operations                 $  (1,021,000)   $   170,000
                                        --------------   ------------
Net Change in Cash and Cash             $    (947,000)   $  (630,000)
   Equivalents                          ==============   ============

2000
Net cash provided by operating activities resulted principally from current period income, net of changes in accounts receivable, accounts payable and accrued expenses. The increase in prepaid expenses resulted from the timing of insurance payments. The increase in accounts receivable resulted from volume increases. Days sales outstanding declined to 45 from 53 at March 31, 2000. The increase in accounts payable and accrued liabilities resulted primarily from accrued income taxes. Net cash used in investing activities resulted principally from amounts invested in adult day health services expansion activities (including approximately $330,000 used in the acquisition of a building for a new adult day care center), and improvements in information systems. Net cash used in financing activities resulted primarily from lower borrowings under the Company's credit facility. Discontinued operations used cash to reduce certain previously recorded liabilities to third party payers and finance operating results.

1999
Net cash used by operating activities resulted principally from current period income, net of changes in accounts receivable, accounts payable and accrued expenses. The increase in prepaid expenses resulted from the timing of insurance payments. The increase in accounts receivable resulted from volume increases. Days sales outstanding declined to 60 from 62 at March 31, 1999. The decrease in accounts payable and accrued liabilities resulted from a reduction in days payables outstanding. Net cash used in investing activities resulted principally from amounts invested in adult day health services expansion activities, and improvements in information systems, plus the proceeds from the sale of a building. Net cash used in financing activities resulted primarily from reduced borrowings under the Company's credit facility. Discontinued operations provided cash from operating results and a reduction in accounts receivable.

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

There can be no assurance thatfuture legislation or regulatory changes will not have a material adverse effect on the operations of the Company.

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

At September 30, 2000, a hypothetical 100 basis point increase in short-term interest rates would result in a reduction of approximately $3,200 in annual pre-tax earnings from continuing operations.

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

            (a)    Exhibits

                 Exhibit 11 Calculation of Earnings Per Share (attached)
                 Exhibit 27 Financial Data (electronic filing only)

(b)   Form 8-K - None

                            ALMOST FAMILY, INC. AND SUBSIDIARIES
                             (FORMERLY CARETENDERS HEALTH CORP)
                        COMPUTATION OF EARNINGS PER SHARE
                                   EXHIBIT 11


                                                  Three Months Ended          Six Months Ended
                                                    September 30,              September 30,
                                               -------------------------  --------------------------


BASIC                                              2000         1999          2000           1999
                                               -----------  ------------   -----------    -----------

Net income (loss)                                $504,079   $(4,778,266)   $  794,793     $(4,719,035)

Weighted  average  outstanding  shares
 during the period                               3,141,186    3,120,413     3,141,186       3,120,413
                                               -----------  ------------   ----------     -----------
Net income (loss) per share                          $0.16       $(1.53)        $0.25         $ (1.51)
                                               ===========  ============   ==========     ===========
DILUTED
Net income for diluted income per common share    $504,079   $(4,778,266)   $ 794,793     $(4,719,035)
                                               -----------  ------------   ----------     -----------
Weighted  average  outstanding  shares
during the period                                3,141,186     3,120,413    3,141,186       3,120,413
Add-common   equivalent  shares   representing
shares  issuable  upon  exercise  of  dilutive
options and warrants                               237,429       (a)          237,429          (a)
                                               -----------   ------------   ----------    -----------

                                                 3,378,615     3,120,413    3,378,615       3,120,413
                                               -----------  ------------   -----------    -----------
Net income (loss) per share                          $0.15       $(1.53)       $0.24         $  (1.51)
                                               ===========  ============   ===========    ===========

(a) Omitted since effect is anti-dilutive

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 8, 2000

                                          ALMOST FAMILY, INC.

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