Form 10-Q
period 2000-12-31
ALMOST FAMILY INC
filed 2001-02-08
CIK 799231

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


       [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                   SECURITIES
                              EXCHANGE ACT OF 1934

             For the quarterly period ended December 31, 2000

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

                      Class of Common Stock $.10 par value

           Shares outstanding at December 31, 2000, 3,143,436

                      ALMOST FAMILY, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX


Part I. Financial Information

        Item 1. Financial Statements

                Consolidated Balance Sheets as of December 31, 2000
                and March 31, 2000                                          3

                Consolidated Statements of Operations for the Three
                Months ended December 31, 2000 and 1999                     4

                Consolidated Statements of Operations for the Nine
                Months ended December 31, 2000 and 1999                     5

                Consolidated Statements of Cash Flows for the Nine
                Months ended December 31, 2000 and 1999                     6

                Notes to Interim Consolidated Financial Statements        7-10

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                      11-18

        Item 3. Quantitative and Qualitative Disclosures About Market
                Risk                                                       19

Part II. Other Information

                Items 1 through 6                                          20

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                       INTERIM CONSOLIDATED BALANCE SHEETS


                        ASSETS                      December 31,     March 31, 2000
                        ------                         2000               2000
                                                  ---------------   --------------
                                                    (UNAUDITED)

CURRENT ASSETS
   Cash and cash equivalents
                                                     $ 2,159,949      $1,427,537
   Accounts receivable - net
                                                       6,849,905       6,459,004
   Prepaid expenses and other current assets
                                                         271,730         301,415
   Net assets of discontinued operations
                                                         830,941            --
                                                     -----------    ------------
        TOTAL CURRENT ASSETS
                                                      10,112,525       8,187,956

PROPERTY AND EQUIPMENT - net
                                                       3,584,247       3,079,636

COST IN EXCESS OF NET ASSETS ACQUIRED - net
                                                       2,481,769       2,537,740

DEFERRED TAX ASSETS
                                                       3,545,928       3,429,093

OTHER ASSETS
                                                         883,745         916,482
                                                    ------------    ------------
                                                     $20,608,214     $18,150,907
                                                     ===========    ============

         LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
   Accounts payable and accrued liabilities
                                                     $ 6,724,354     $ 5,309,359
                                                     -----------    ------------
          TOTAL CURRENT LIABILITIES
                                                       6,724,354       5,309,359
                                                     -----------    ------------


LONG-TERM LIABILITIES:
   Revolving credit facility
                                                         327,551         651,221
   Other liabilities
                                                         889,385       1,037,296
                                                     -----------    ------------
          TOTAL LONG-TERM LIABILITIES
                                                       1,216,936       1,688,517
                                                     -----------    ------------
          TOTAL LIABILITIES
                                                       7,941,290       6,997,876
                                                     -----------    ------------

COMMITMENTS AND CONTINGENCIES

 Stockholders' equity:
     Common stock, par value $.10; authorized
     10,000,000 shares; 3,141,186 issued and outstanding
                                                         317,369         315,119
     Treasury stock, at cost, 10,000 shares
                                                         (95,975)       (95,975)
     Additional paid-in capital
                                                      25,435,551      25,384,270
     Accumulated deficit
                                                     (12,990,021)     11,153,031
                                                     -----------    ------------
          TOTAL STOCKHOLDERS' EQUITY
                                                      12,666,924      11,153,031
                                                     -----------    ------------
                                                     $20,608,214     $18,150,907
                                                     ===========    ============


     See accompanying notes to interim consolidated financial statements.



                     ALMOST FAMILY, INC. AND SUBSIDIARIES
                INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              Three Months Ended
                                                          ----------------------------
                                                         December 31,      December 31,
                                                            2000             1999
                                                        -------------     -------------

   Net revenues                                            $12,621,389    $ 11,884,749
   Cost of sales and services                               10,444,101       9,974,275
   General and administrative expenses                         905,802         966,360
   Depreciation and amortization expense                       268,832         245,020
   Provision for uncollectible accounts                        139,142         234,337
                                                          -------------  -------------
   Income before other income (expense) and income taxes       863,512         464,757

   Other income (expense):
    Interest expense                                           (21,615)       (60,555)
                                                          -------------  -------------
   Income before income taxes                                  841,897         404,202

   Income tax expense                                          403,773         169,765
                                                          -------------  -------------
     Net income from continuing operations                     438,124         234,437
   Discontinued operations:
     Net income from operations net of applicable income       227,450               -
       taxes of $201,701
     Estimated loss on disposal, net of applicable                   -               -
   income taxes
                                                          -------------  -------------
   Net income                                               $  665,574     $   234,437
                                                          =============  =============

   Per share amounts - Basic:
         Average shares outstanding - Basic                 3,143,436        3,120,413

          Net income from continuing operations            $     0.14      $      0.08
          Discontinued operations
               Income from operations, net of applicable         0.07                -
   income taxes
               Loss on disposal, net of applicable                  -                -
   income taxes
                                                          -------------  -------------
           Net income                                      $     0.21      $      0.08
                                                          =============  =============

   Per share amounts - Diluted:
         Average shares outstanding - Diluted               3,356,562        3,120,413

          Net income from continuing operations            $     0.13      $      0.08
          Discontinued operations
               Income from operations, net of applicable         0.07               -
   income taxes
               Loss on disposal, net of applicable                 -                -
   income taxes
                                                          -------------  -------------
           Net income                                      $    0.20      $      0.08
                                                          =============  =============








     See accompanying notes to interim consolidated financial statements.

                     ALMOST FAMILY, INC. AND SUBSIDIARIES
                INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               Nine Months Ended
                                                          ----------------------------
                                                          December 31,    December 31,
                                                              2000           1999
                                                          -------------  -------------
   Net revenues                                           $36,942,984    $33,324,894
   Cost of sales and services                              30,534,434     27,947,792
   General and administrative expenses                      2,777,545      2,899,369
   Depreciation and amortization expense                      803,423        693,265
   Provision for uncollectible accounts                       425,641        645,061
                                                          -------------  -------------
   Income before other income (expense) and income taxes    2,401,941      1,139,407

   Other income (expense):
    Interest expense                                          (68,925)      (294,007)
    Loss on sale of building                                       -         (91,701)
                                                          -------------  -------------
   Income before income taxes                               2,333,016        753,699

   Income tax expense                                       1,100,104        316,554
                                                          -------------  -------------
     Net income from continuing operations                  1,232,912        437,145


   Discontinued operations:
     Net income from operations net of applicable income
        taxes of $201,701 and $57,000 respectively            227,450         78,258
     Estimated loss on disposal, net of applicable income
        Tax provision of $527,000                                  -      (5,000,000)
                                                          -------------  -------------
   Net income (loss)                                       $1,460,362    $(4,484,597)
                                                          =============  =============

   Per share amounts - Basic:
         Average shares outstanding - Basic                3,143,436       3,120,413

         Net income from continuing operations             $    0.39      $     0.14
         Discontinued operations
               Income from operations, net of applicable        0.07            0.02
                 income taxes
               Loss on disposal, net of applicable
                 income taxes                                      -           (1.60)
                                                          -------------  -------------
           Net income (loss)                               $    0.46      $    (1.44)
                                                          =============  =============

   Per share amounts - Diluted:
         Average shares outstanding - Diluted              3,307,660       3,120,413

          Net income from continuing operations            $    0.37      $     0.14
          Discontinued operations
               Income from operations, net of applicable        0.07            0.02
   income taxes
               Loss on disposal, net of applicable                 -           (1.60)
   income taxes
                                                          -------------  -------------
           Net income (loss)                               $    0.44      $    (1.44)
                                                          =============  =============









     See accompanying notes to interim consolidated financial statements.

                     ALMOST FAMILY, INC. AND SUBSIDIARIES
                INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                    Nine Months Ended
                                             -------------------------------
                                              December 31,     December 31,
                                                  2000             1999
                                             --------------- ---------------

  Cash flows from operating activities:
  Net income from continuing operations       $   1,232,912   $     437,145
  Adjustments to reconcile net income to
    net cash provided by operating activities:
       Depreciation and amortization                803,423         693,265
       Provision for uncollectible accounts         425,641         645,061
       Loss on sale of assets                             -          91,701
       Deferred taxes                                     -          80,900
                                             --------------- ---------------
                                                  2,461,976       1,948,072
       Change in certain net assets
       (Increase) decrease in:
           Accounts receivable                     (816,542)     (1,477,356)
           Prepaid expenses and other              (161,992)       (495,599)
             current assets
       Increase (decrease) in:
           Accounts payable and accrued           1,414,995        (643,244)
             liabilities                       --------------- ---------------
         Net cash provided (used) by
           operating activities                   2,898,437        (668,127)
                                              --------------- ---------------

  Cash flows from investing activities:
       Capital expenditures                      (1,154,330)       (518,296)
       Other assets                                  32,737               -
       Goodwill                                     (22,700)              -
       Sale of assets                                     -         119,009
                                             --------------- ---------------
          Net cash used by investing             (1,144,293)       (399,197)
  activities                                 --------------- ---------------

  Cash flows from financing activities:
       Net revolving credit facility               (323,670)    (12,296,171)
         borrowings (payments)
       Proceeds from stock option exercises          53,531               -
       Other                                       (148,102)              -
                                             --------------- ---------------
          Net cash used by financing activities    (418,241)    (12,296,171)
                                             --------------- ---------------

  Cash flows provided (used) by                    (603,491)     12,787,728
    discontinued operations                    --------------- -------------

  Net increase (decrease) in cash                   732,412        (575,767)

  Cash and cash equivalents at beginning of       1,427,537       1,036,951
    period                                    --------------- --------------

  Cash and cash equivalents at end of period  $   2,159,949   $     461,184
                                             =============== ===============






     See accompanying notes to interim consolidated financial statements.

                     ALMOST FAMILY, INC. AND SUBSIDIARIES
             NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

     The accompanying interim consolidated financial statements for the three and nine months ended December 31, 2000 and 1999 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. Accordingly, the reader of this Form 10-Q is referred to the Company's Form 10-K for the year ended March 31, 2000 for further information. In the opinion of management of the Company, the accompanying unaudited interim financial statements reflect all adjustments (consisting of normally recurring adjustments) necessary to present fairly the financial position at December 31, 2000 and the results of operations and cash flows for the periods ended December 31, 2000 and 1999.

     The results of operations for the three and nine months ended December 31, 2000 are not necessarily indicative of the operating results for the year.

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

                       ALMOST FAMILY, INC. AND SUBSIDIARIES
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


2.   COMMITMENTS AND CONTINGENCIES (continued)
     -----------------------------------------

     The suit alleges the Company failed to use its best efforts to register the shares held by the plaintiffs as required by the merger agreement. The Company settled with Aetna shortly before the case went to trial in
     February 2000. In mid-trial Franklin voluntarily withdrew its complaint reserving its legal rights to bring a new suit as allowed under Tennessee law. In May 2000, Franklin re-filed its claim. The Company believes it has meritorious defenses to the claims and does not expect the ultimate outcome of the suit to have a material impact on the Company's results of
     operations,   liquidity  or  financial  position.   The  Company  plans  to
     vigorously defend its position in this case. Anticipated costs of litigation have been included in the Company's one-time charge for discontinuing its home health operations in September 1999.

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

5.   DISCONTINUED OPERATIONS

      As part of a formal plan of separation, the Company in late 1999 sold its product operations (consisting of infusion therapy and respiratory and medical equipment businesses) to Lincare Holdings, Inc. in an asset sale for $14.5 million and is pursuing available strategic alternatives to complete the separation of its visiting nurse operations. Proceeds from the sale were used to repay obligations outstanding under the Company's bank line of credit. As a result of the operational separations, the Company recorded a one-time net of tax loss of approximately $5 million or ($1.60) in the quarter ended September 30, 1999. That charge reduced the book value of the operations to management's best estimate of net realizable value, provided for estimated losses on fulfilling certain obligations and close down costs, and included the estimated future operating losses of the visiting nurse operations through disposition. The amounts the Company will ultimately realize could differ materially from the amounts assumed in arriving at the loss on disposal of the discontinued operations.

                        ALMOST FAMILY, INC. AND SUBSIDIARIES
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

5.    DISCONTINUED OPERATIONS (continued)

      On October 1, 2000 Medicare's new Prospective Payment System for home care
      (PPS) went into effect replacing the previous reimbursement system, which was cost-based and had been in effect for over 30 years. Unlike the previous cost-based system, which prohibited profitable operation for the visiting nurse (VN) business, PPS makes it at least possible to make a profit. Approximately 85% of the Company's VN revenues are derived from the Medicare program. In the quarter ended December 31, 2000, the VN division generated net income of $227,540 or $0.07 per share marking its first quarter of profitable operation.

      Although discontinued operations accounting treatment is being used for this segment, these earnings are reported in the Company's income statement for the quarter and will be reported in the same manner in future quarters. Under discontinued operations accounting rules, losses incurred in the comparable quarters of last year and in the first two quarters of this year were previously provided for in the one-time charge recorded in September 1999.

      The division's financial performance under PPS is in part a result of the Company's work to prepare for operation under PPS and in part due to higher reimbursement rates under PPS. As shown in the table below, the VN operations incurred net losses in the first six months of this fiscal year operating under PPS. In the quarter ended December, the Company earned a higher rate of reimbursement and incurred lower operating costs on its VN operations than were earned and incurred respectively in the first six months of the year. Additionally, the Company has taken steps to reduce unprofitable insurance and managed care business.

      Revenue from visiting nurse operations was approximately $18.8 million for the nine-months ended December 31, 2000. Interest expense has been allocated to continuing and discontinued operations on the basis of allocated debt balances. Accordingly, interest expense of $347,952 has been allocated to discontinued operations for the nine-months ended December 31, 2000. The following is a condensed statement of operations for the VN business for this fiscal year to date:

      Visiting Nurse Operations - Statements of Operations

                                                    Three-Months
                                      Six-Months       Ended       Nine-Months
                                     Ended 9/2000      12/2000         Ended
                                       Pre-PPS      PPS Results      12/2000
                                     ------------   ------------   ------------

      Revenues
                                     $12,114,361    6,668,474     18,782,835
      Operating expenses              13,025,885    6,168,913     19,194,798
      Interest expense                   277,542       70,710        347,952
                                    ------------  ------------    ------------
        Pre-tax income (loss)        (1,189,066)      429,151       (759,915)
      Income taxes                     (451,845)      201,701       (250,144)
                                    ------------  ------------    ------------
        Net income (loss)              (737,221)      227,450       (509,771)
        Less amounts previously         737,221            --        737,221
      provided                      ------------  ------------    ------------
      Shown in accompanying
        statement of operations     $       --    $   227,450    $   227,450
                                    ============   ============    ==========


                        ALMOST FAMILY, INC. AND SUBSIDIARIES
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

5.    DISCONTINUED OPERATIONS (continued)

      The accompanying balance sheet includes net current assets and liabilities of discontinued operations, consisting primarily of accounts receivable, inventory, accounts payable and accrued liabilities, and long term assets of discontinued operations consisting primarily of property and equipment, net of accumulated depreciation and goodwill. The amounts the Company will ultimately realize could differ materially from the amounts assumed in arriving at the loss on disposal of the discontinued operations.

         Visiting Nurse Operations - Balance Sheet - As Of December 31,
                                                                 2000
                                                             -------------
                   Accounts receivable                         $9,454,031
                   Other current assets                         1,491,150
                   Long-term assets                                     -
                   Current liabilities                          3,539,705
                   Revolving credit facility                    6,040,881
                   Long-term liabilities                          533,654
                                                             -------------
                     Net assets held for sale                  $  830,941
                                                             =============

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As described elsewhere herein, the Company has sold its product operations and is pursuing strategic alternatives for its visiting nurse operations. Accordingly, the results of continuing operations presented below include only the result of the Company's adult day health services operations consisting of in-center adult day care (ADC) and personal care services provided in the patients' homes.

RESULTS OF CONTINUING OPERATIONS

The financial tables that follow are presented for continuing operations:

Quarter Ended December 31, 2000 Compared with Quarter Ended December 31, 1999


                               2000                   1999                 Change
                       ---------------------  --------------------   ------------------
                            Amount     % Rev.      Amount    % Rev.       Amount     %
                            ------     ------      ------    -----        -----     --

Net Revenues           $12,621,389    100.0%    11,884,749  100.0%     $736,640    6.2%

Cost of Sales and Ser.  10,444,101     82.8%     9,974,275   83.9%      469,826    4.7%
                        ----------             -------------        -----------

Center Contribution      2,177,288     17.2%     1,910,474   16.1%      266,814   14.0%

General & Administrative   905,802      7.2%       966,360    8.1%      (60,558) (6.3)%

Depreciation and
  Amortization             268,832      2.1%       245,020    2.1%       23,812    9.7%

Provision for uncollectible
  Accounts                 139,142      1.1%       234,337    2.0%      (95,195)(40.6)%

Interest, Net               21,615      0.2%        60,555    0.5%      (38,940)(64.3)%
                       -------------           -------------       -----------

Income from continuing
  operations before
  non-recurring items &
  taxes                $   841,897      6.6%  $    404,202    3.4%   $  437,695 108.3%
                       =============          =============          ===========

Net Revenues
Net revenues increased 6.2% to $12.6 million from $11.9 million in the prior year. Growth came primarily from volumes, which grew to 175,720 days of care in 2000 from 168,731 in 1999. Average revenue per day of care increased 1.7% due to price increases. Increased volumes were derived primarily from increased attendance in the adult day care centers, which grew to 1,262 guests per weekday in 2000 from 1,210 in 1999 and increased personal care volumes in state funded programs. ADC in-center occupancy rates were 74.2% and 75.5% in 2000 and 1999 respectively while average capacity increased 6% to 1,701 in 2000 from 1,604 in the same quarter last year. As of December 31, 2000 total system capacity was 1,701 guests per day.

Cost of Sales and Services
Cost of sales and services as a percent of revenues declined to 82.8% in 2000 from 83.9% in 1999 primarily as a result of increased volumes of business, and increased pricing relative to operating costs.

General and Administrative
General and administrative costs declined between years primarily as a result of personnel reductions. G&A as a percent of revenues dropped to 7.2% in 2000 from 8.1% in 1999.

Depreciation and Amortization
Depreciation and amortization increased by $23,812 due to capital expenditures.

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

       Nine-Months Ended December 31, 2000 Compared with Nine-Months Ended
                                December 31, 1999


                                 2000               1999             Change
                          -------------------------------------------------------

                             Amount   $ Rev.   Amount      % Rev.   Amount       %
                             -----    ------   ------      ------   ------      --

Net Revenues             $36,942,984  100.0% $33,324,894  100.0%  $3,618,090    10.9%

Cost of Sales and Ser.    30,534,434   82.7%  27,947,792   83.9%   2,586,642     9.3%
                         ------------        -----------          ----------

Center Contribution        6,408,550   17.3%   5,377,102   16.1%   1,031,448    19.2%

General & Administrative   2,777,545    7.5%   2,899,369    8.7%    (121,824)   (4.2)%

Depreciation and
  Amortization               803,423    2.2%     693,265     2.1%    110,158    15.9%

Provision for uncollectible
  accounts
                             425,641    1.1%     645,061     1.9%   (219,420)  (34.0)%

Interest, Net
                              68,925    0.2%     294,007     0.9%   (225,082)  (76.6)%
                        ------------         -----------           ----------

Income from continuing
  operations before non-
  recurring items and
  taxes                   $2,333,016   6.3%  $  845,400     2.5%   $1,487,616  176.0%
                         ============       ===========            ==========



Net Revenues
Net revenues increased 10.9% to $36.9 million from $33.3 million in the prior year. Growth came primarily from volumes, which grew to 532,769 days of care in 2000 from 474,046 in 1999. Average revenue per day of care decreased 1.4% due to mix changes offsetting price increases of about 6%. Increased volumes were derived primarily from increased attendance in the adult day care centers, which grew to 1,266 guests per weekday in 2000 from 1,166 in 1999 and increased personal care volumes in state funded programs. ADC in-center occupancy rates were 75.1% and 75.2% in 2000 and 1999 respectively while average capacity increased 8.6% to 1,684 in 2000 from 1,550 last year.

Cost of Sales and Services
Cost of sales and services as a percent of revenues declined to 82.7% in 2000 from 83.9% in 1999 primarily as a result of increased volumes of business, and increased pricing relative to operating costs.

General and Administrative
General and administrative costs declined 4% between years primarily due to the elimination of certain corporate positions. G&A as a percent of revenues dropped to 7.5% in 2000 from 8.7% in 1999.

Depreciation and Amortization
Depreciation and amortization increased by $110,158 due to capital expenditures.

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

Income Taxes
As  of  December  31,  2000,   the  Company  has  net  deferred  tax  assets  of
approximately $3.5 million. The net deferred tax asset is composed of $3.4 million of long-term deferred tax assets and $116,000 of current deferred tax assets.

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

For the three and nine-month periods ended December 31, 2000, the effective income tax rate was approximately 47% of income before income taxes, as compared to an effective income tax rate of approximately 42% of income before taxes for 1999. The change in the effective tax rate results from changes in the Company's business and the state and local tax jurisdictions in which taxable income was generated.

Discontinued Operations
Results of operations for the nine-months ended December 31, 1999 included a net loss of ($4,921,742) from operations which have subsequently been sold or are subject to disposition. Please refer to the Company's report on Form 10K for the year ended March 31, 2000 for a more detailed description.

On October 1, 2000 Medicare's new Prospective Payment System for home care (PPS) went into effect replacing the previous reimbursement system, which was cost-based and had been in effect for over 30 years. Unlike the previous cost-based system, which prohibited profitable operation for the visiting nurse
(VN) business, PPS makes it at least possible to make a profit. Approximately 85% of the Company's VN revenues are derived from the Medicare program. In the quarter ended December 31, 2000, the VN division generated net income of $227,540 or $0.07 per share marking its first quarter of profitable operation.

Although discontinued operations accounting treatment is being used for this segment, these earnings are reported in the Company's income statement for the quarter and will be reported in the same manner in future quarters. Under discontinued operations accounting rules, losses incurred in the comparable quarters of last year and in the first two quarters of this year were previously provided for in the one-time charge recorded in September 1999.

The division's financial performance under PPS is in part a result of the Company's work to prepare for operation under PPS and in part due to higher reimbursement rates under PPS. As shown in the table below, the VN operations incurred net losses in the first six months of this fiscal year operating under PPS. In the quarter ended December, the Company earned a higher rate of reimbursement and incurred lower operating costs on its VN operations than were earned and incurred respectively in the two quarters of the year. Additionally, the Company has taken steps to reduce unprofitable insurance and managed care business.

The Company is continuing to reduce its operating costs through operating efficiencies. Accordingly, although it is not releasing an estimate of expected future earnings, and although there can be no assurance of continued profitability, management does expect visiting nurse earnings in the next quarter and in the next fiscal year to improve over the current quarter's results. The Company is continuing to evaluate strategic alternatives for this business unit pursuant to plans it adopted last year.

Revenue from visiting nurse operations was approximately $18.8 million for the nine-months ended December 31, 2000. Interest expense has been allocated to continuing and discontinued operations on the basis of allocated debt balances. Accordingly, interest expense of $347,952 has been allocated to discontinued operations for the nine-months ended December 31, 2000. The following is a condensed statement of operations for the VN business for this fiscal year to date:

      Visiting Nurse Operations - Statements of Operations

                                                    Three-Months
                                      Six Months       Ended       Nine-Months
                                     Ended 9/2000      12/2000         Ended
                                       Pre-PPS      PPS Results      12/2000
                                    ------------   ------------   ------------

      Revenues                       $12,114,361    6,668,474      18,782,835
      Operating expenses              13,025,885    6,168,913      19,194,798
      Interest expense                   277,542       70,710         347,952
                                     ------------ ------------   ------------
        Pre-tax income (loss)         (1,189,066)     429,151        (759,915)
      Income taxes                      (451,845)     201,701        (250,144)
                                     ------------   ------------   ------------
        Net income (loss)               (737,221)     227,450        (509,771)
        Less amounts previously          737,221            -         737,221
          provided                   ------------   ------------   ------------
      Shown in accompanying
        statement of operations      $        -     $ 227,450      $  227,450
                                     ============  ============   ============


Building Sale
In May 1999, the Company sold an office building resulting in a non-operating loss of $91,701. The transaction generated net cash of $79,093 after repaying mortgage debt of approximately $40,000.

Liquidity and Capital Resources

Revolving Credit Facility

The Company has a $20 million revolving credit facility with Bank One Kentucky, NA. The credit facility bears interest at prime plus a margin (ranging from 0% to 1.0%, currently 1.0%) dependent upon total leverage and is secured by substantially all assets and the stock of the Company's subsidiaries. Borrowings are available equal to the greater of: a) a multiple of earnings before interest, taxes, depreciation and amortization (as defined) or, b) an asset based formula, primarily based on accounts receivable. Borrowings under the facility may be used for working capital, capital expenditures, development and growth of the business and other corporate purposes. The facility has an expiration date of January 10, 2002.

As of December 31, 2000 approximately $6.3 million was outstanding on the line of credit. The Company has retained certain assets and liabilities associated with the discontinued operations, the liquidation of which, together with disposition of the visiting nurse operations, is expected to reduce the Company's bank borrowings to approximately $327,000. Accordingly, as of December 31, 2000, approximately $6 million of debt has been classified with net assets from discontinued operations in the accompanying balance sheet.

The Company believes that this facility will be sufficient to fund its operating needs for at least the next twelve months.

Management will continue to evaluate additional capital including possible debt and equity investments in the Company to support a more rapid development of the business than would be possible with internal funds.

Cash Flows and Financial Conditions

Key elements to the Consolidated Statements of Cash Flows for the nine-months ended December 31, 2000 and 1999 were:

Net Change in Cash and Cash Equivalents          2000               1999
---------------------------------------    -------------- ------------------

Continuing Operations
  Provided by (used in)
  Operating activities                      $      2,898     $      (668)
  Investing activities                            (1,144)           (399)
  Financing activities                              (418)        (12,297)
                                           --------------   -------------
                                                   1,336         (13,364)
Discontinued operations                             (603)         12,788
                                           --------------    ------------
Net Change in Cash and Cash                $         733    $       (576)
                                           ==============   =============
Equivalents


2000
Net cash provided by operating activities resulted principally from current period income, net of changes in accounts receivable, accounts payable and accrued expenses and changes in insurance funding. In December, the Company issued a $2.4 million letter of credit in favor of its self-insurance plan administrator, resulting in a refund of $2.1 million cash previously on deposit. The increase in accounts receivable resulted from volume increases. Days sales outstanding declined to 51 from 53 at March 31, 2000. Net cash used in investing activities resulted principally from amounts invested in adult day health services expansion activities (including approximately $330,000 used in the acquisition of a building for a new adult day care center), and improvements in information systems. Net cash used in financing activities resulted primarily from lower borrowings under the Company's credit facility. Discontinued operations used cash to reduce certain previously recorded liabilities to third party payers and finance operating results.

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

At December 31, 2000, a hypothetical 100 basis point increase in short-term interest rates would result in a reduction of approximately $1,733 in annual pre-tax earnings from continuing operations.

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

               (a)    Exhibits

               Exhibit 11 Calculation of Earnings Per Share (attached)
               Exhibit 27 Financial Data (electronic filing only)

               (b)   Form 8-K - None

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                       (FORMERLY CARETENDERS HEALTH CORP)
                        COMPUTATION OF EARNINGS PER SHARE
                                   EXHIBIT 11


                                                  Three Months Ended          Nine Months Ended
                                                  December 31, 2000           December 31, 2000
                                               -------------------------  --------------------------


BASIC                                              2000         1999          2000           1999
                                               -----------  ------------   -----------   -----------

Net income (loss)                              $  665,574    $  234,437     $ 1,460,362    $(4,484,597)
Weighted  average outstanding shares during
  the period                                    3,143,436     3,120,413       3,143,436      3,120,413
                                               -----------  ------------    -----------    -----------
Net income (loss) per share                         $0.21         $0.08           $0.46         $(1.44)
                                               ===========  ============    ===========    ===========
DILUTED
Net income for diluted income per common share $  665,574    $  234,437     $ 1,460,362    $(4,484,597)
                                               -----------  ------------     -----------   -----------
Weighted  average  outstanding  shares  during
  the period                                    3,143,436    3,120,413        3,143,436      3,120,413
Add-common   equivalent  shares   representing
  shares  issuable  upon  exercise  of  dilutive
  options and warrants                            215,376             -         166,474            (a)
                                               -----------  ------------    -----------    -----------
                                                3,356,562     3,120,413       3,307,660      3,120,413
                                               -----------  ------------    -----------    -----------
Net income (loss) per share                    $     0.20    $     0.08      $     0.44     $    (1.44)
                                               ===========  ============    ===========     ===========

(a) Omitted since effect is anti-dilutive


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: February 8, 2001

                                          ALMOST FAMILY, INC.

                                          BY  /s/ William B. Yarmuth
                                          ------------------------
                                          William B. Yarmuth,
                                          Chairman of the Board, President
                                          and Chief Executive Officer


                                          BY  /s/ C. Steven Guenthner
                                          -------------------------
                                          C. Steven Guenthner,
                                          Senior Vice President and
                                          Chief Financial Officer