Form 10-K
period 2001-03-31
ALMOST FAMILY INC
filed 2001-06-22
CIK 799231

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
/ X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended March 31, 2001

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

        Securities registered pursuant to Section 12(g) of the Act:

                                              Name of Each Exchange on
Title of Each Class                               Which Registered
-------------------                          ------------------------
Common Stock, par value $.10 per share         NASDAQ SmallCap System
Preferred Stock Purchase Rights






Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____X__
                                                  -


As of June 12, 2001, 2,510,062 shares of the Registrant's Common Stock were outstanding. The aggregate market value of Registrant's Common Stock held by non-affiliates of the Registrant as of June 12, 2001 was approximately $18,200,000 (based on the last sale price of a share of the common stock as of June 12, 2001 ($7.25), as reported by the National Association of Securities Dealers, Inc. ("NASDAQ") SmallCap System).



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



   PART IV
      Item 14. Exhibits,  Financial Statement Schedules and Reports on Form
      8-K

                                     PART I


ITEM 1.  BUSINESS

Strategic Mission Statement
Almost Family, Inc TM. and subsidiaries (collectively "Almost Family " or the "Company") provide alternatives for seniors and other adults with special needs and their families who wish to avoid nursing home placement as long as possible and remain independent, through its network of adult day care centers and ancillary services. The Company was incorporated in Delaware in 1985. On January 31, 2000 the Company changed its name to Almost Family, Inc. from Caretenders
(R) HealthCorp.

Adult Day Health Services

Adult day health services is an alternative method of providing care for seniors and other adults who without such care would likely be institutionalized. The field has grown rapidly, from just 15 centers in the United States in the early 1970s to over 4,000 today. Still in its early stages, the industry is highly fragmented with the majority of adult day health centers operated by the non-profit sector. To the best of its knowledge and belief, Almost Family, Inc. is one of the largest for-profit providers of adult day care services in the U.S.

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

As of March 31, 2001, the Company provides services through centers in the following locations:

                            Adult Day
     Locations           Health Centers
     ------------------- ----------------
     Kentucky:
       Louisville area                 2
       Lexington area                  1
       Elizabethtown                   1
         area
       Owensboro area                  1
       Frankfort area                  1
     Indiana:
       Evansville                      1
     Ohio:
       Cincinnati                      1
       Columbus                        1
       Cleveland                       1
     Massachusetts:
       Boston (1)                      1
     Connecticut:
       Stamford (4)                    1
       Middlebury                      1
       Danbury                         1
       Seymour                         1
       West Haven (1)                  1
     Maryland:
       Baltimore area (2)             10
     Alabama:
       Birmingham (3)                  1
     Florida:
       Fort Lauderdale (1)             1
       West Palm Beach                 1
       Fort Myers (1)                  1
       Sarasota (1)                    1
       Naples (1)                      1
                         ----------------
     Total                            32
                         ================



(1)Physical facilities for in-center adult day health services are not in place in these locations. However, some in home adult day health services are currently provided. These locations are currently being evaluated for development of in-center facilities.
(2)For the year ended March 31, 2001 approximately 25% of the Company's revenues and 46% of center contribution were generated from Maryland operations where approximately 90% of that revenue is derived from Maryland Medicaid reimbursement programs
(3)The Company closed its in-center facility in this market in late fiscal 2000 but continues to provide adult day health services in patients' homes.

(4)The Company closed its in-center facility in this market in late fiscal 2001 but continues to provide adult day health services in patients' homes.

Daily capacity for in-facility care was 1,636 and 1,621 guests per day at March 31, 2001 and 2000 respectively.

During fiscal 2001, the Company acquired one new facility and closed the in-center component of one facility.

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

See "Government Regulations" and "Cautionary Statements - Forward Outlook and Risks". Management will monitor the effects of such items and may consider modifications to its expansion and development strategy when and if necessary.

Acquisitions


The Company continually considers and reviews, subject to availability of capital, possible acquisitions of businesses that provide health care services similar to those currently offered by Almost Family, Inc. Factors which may affect future acquisition decisions include the quality and potential profitability of the business under consideration, and the Company's profitability and ability to finance the transaction.


During 1997, the Company acquired one adult day care center. During 1998, the Company completed transactions to acquire two adult day health services operations. These operations added to the Company's market presence in Florida, Connecticut and Ohio. No pro forma financial information has been provided as the acquisitions, individually and in the aggregate, were not significant compared to the Company's existing operations. During each of 1999, 2000 and 2001 the Company acquired one adult day care center.

Competition, Marketing and Customers

The adult day health services industry is highly competitive but fragmented. Competitors include: other adult day health centers, ancillary programs provided by nursing homes and hospitals, other government-financed facilities, assisted living and retirement communities, home health providers and senior adult associations.

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


Government officials can be expected to continue to review and assess alternative health care delivery systems and payment methodologies. Changes in the law or new interpretations of existing laws may have a dramatic effect on the definition of permissible or impermissible activities, the relative cost of doing business, and the methods and amounts of payments for medical care by both governmental and other payors. Legislative changes to "balance the budget" and slow the annual rate of growth of Medicare and Medicaid are expected to continue. Such future changes may further impact reimbursement for the Company's services. There can be no assurance that future legislation or regulatory changes will not have a material adverse effect on the operations of the Company.


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

Other Regulations

A series of laws and regulations dating back to the Omnibus Budget Reconciliation Act of 1987 ("OBRA 1987") and through the Balanced Budget Act of 1997 have been enacted and apply to the Company. Changes in applicable laws and regulations have occurred from time to time since OBRA 1987 including reimbursement reduction and changes to payment rules. Changes are also expected to occur continuously for the foreseeable future.

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

As a result of the Health Insurance Portability and Accountability Act of 1996 and other legislative and administrative initiatives, Federal and state enforcement efforts against the health care industry have increased dramatically, subjecting all health care providers to increased risk of scrutiny and increased compliance costs.

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

In addition to its dependence on Medicare and Medicaid reimbursement, the Company's future operating results may be dependent in part upon its ability to attract customers able to pay for the Company's charges from their own and their families' financial resources. Circumstances which adversely affect the ability or desire of seniors to pay for the Company's services could have an adverse effect on the Company.

The following table sets forth the Company's revenues from continuing operations derived from each major class of payor during the following fiscal years (by percentage of net revenues):

Payor Group              2001         2000       1999
---------------------------------  -----------------------
Medicare                  0.0%        0.00%        0.0%
Medicaid and other
  Government programs    65.3%        62.8%       58.9%
Insurance and Private
  Pay                    34.7%        37.2%       41.1%


Changes in payment sources from 2000 to 2001 are primarily a result of the impact of changes in the types of customers it attracts. For the year ended March 31, 2001 approximately 25% of the Company's revenues and 46% of center contribution were generated from Maryland operations where approximately 90% of that revenue is derived from Maryland Medicaid reimbursement programs. Although the Company is not aware of any significant initiatives currently underway that would have a material adverse impact on the Maryland reimbursement program or the Company, the Company could be materially impacted by unfavorable changes in the future should they occur. Additionally, for the year ended March 31, 2001, approximately 18.7%, 8.8% and 4.6% of the Company's revenues were generated from Medicaid reimbursement programs in the states of Kentucky, Connecticut and Massachusetts, respectively.


In determining charge rates for goods and services provided to customers, the Company evaluates several factors including cost and market competition. The Company also negotiates contract rates with third party providers such as insurance companies. The rates of reimbursement for Medicaid and other Government programs are generally dictated by those programs.

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

Employees and Labor Relations

As of March 31, 2001 the Company had approximately 2,400 employees. None of the Company's employees are represented by a labor organization. Management believes its relationship with the Company's employees is satisfactory.

Discontinued Operations

In addition to its Adult Day Health Services operations, the Company has historically operated two additional segments, 1) Visiting Nurses, and 2) Product Operations under the trade name "CaretendersTM".

Caretenders' Visiting Nurse operations provide a comprehensive range of Medicare-certified home health nursing services. Payors also include Medicaid and private insurance companies. Professional staff including registered nurses, licensed practical nurses, physical, speech and occupational therapists, and medical social workers implement and monitor medical treatment plans prescribed by physicians. Professional staff are subject to state licensing requirements in the particular states in which they practice. Para-professional staff, primarily home health aides, also provide care to these patients.

The Visiting Nurse operations consist of 8 Medicare-certified home health agencies operating in Kentucky (4), Florida (3), and, Massachusetts (1). Caretenders' Product operations, with locations in Louisville and Lexington, KY and Birmingham, AL provided a wide array of infusion therapy, oxygen therapy and other product related services.

As part of a formal plan of separation, the Company on November 12, 1999 sold its product operations (consisting of infusion therapy and respiratory and medical equipment businesses) to Lincare Holdings, Inc. in an asset sale for $14.5 million and is pursuing available strategic alternatives to complete the separation of its visiting nurse operations. Proceeds from the sale were used to repay obligations outstanding under the Company's bank line of credit. As a result of the operational separations, the Company recorded a one-time net of tax charge of approximately $5 million or ($1.60 per share) in the quarter ended September 30, 1999. This charge reduced the book value of the operations to their expected net realizable value, provided for losses on fulfilling certain obligations and close down costs and included the estimated future operating results of the visiting nurse operations prior to separation. These charges have been accounted for as discontinued operations in the accompanying financial statements.

The estimated loss on disposal of discontinued operations reflected in the accompanying financial statements includes management's estimate of the results of operating the visiting nurse segment prior to disposal and the estimated financial results of such disposal based on information available at the time such loss was recorded. Rates established under Medicare Prospective Payment System for home care (PPS) will have a material impact on the disposal value of the visiting nurse operations, as described in more detail below.

Revenues from discontinued operations were approximately $25,534,000, $46,742,000 and $57,542,000 for the years ended March 31, 2001, 2000 and 1999 respectively. Refer to Management's discussion and analysis of Financial Condition and Results of Operations and the notes to the financial statements under Part II, Items 7 and 8, respectively for additional financial information regarding discontinued operations.

The Company's decisions with respect to the visiting nurse operations resulted from changes in Medicare reimbursement brought about by the Balanced Budget Act of 1997 (the BBA) and its resulting impact on the home health market place and the Company. The BBA included a requirement for implementation of a prospective payment system or "PPS" which would not be cost-based, no later than October 1, 2000. PPS went into effect on that date. The financial statements and managements' discussion and analysis of results of operations and financial condition included in this Form 10K provide additional information on the impact of PPS on the Company's visiting nurse operations. 85% of the Visiting Nurse segment revenues are generated from the Medicare program.

The BBA and subsequent amendments, as they currently stand, call for a reduction in PPS reimbursement rates of 15% effective October 1, 2002. The Federal budget for the coming federal fiscal year is currently being developed in Congress and legislative proposals have been made to eliminate, and/or postpone this reduction. However, unless Congress and the President change the law as it currently exists, the 15% rate cut will take place on October 1, 2002. The Company is unable to predict whether such a rate cut will take place. Should such a rate cut take place, it would have a material adverse effect on the financial performance and the potential disposition value of the VN business segment. The Company is continuing to evaluate its strategic alternatives for this business segment, the outcome of which will be highly dependant upon the resolution of the 15% rate cut issue.


Cautionary Statements - Forward Outlook and Risks

Information provided herein by the Company contains, and from time to time the Company may disseminate material and make statements which may contain, "forward-looking" information, as that term is defined by the Private Securities Litigation Reform Act of 1995 (the "Act"). These cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of "safe harbor" provisions of the Act. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements as a result of various factors including but not limited to the following:

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

b)        Medicaid Concentration

For the year ended March 31, 2001 approximately 25% of the Company's revenues and 46% of center contribution were generated from Maryland operations where approximately 90% of that revenue is derived from Maryland Medicaid reimbursement programs. Although the Company is not aware of any significant initiatives currently underway that would have a material adverse impact on the Maryland reimbursement program or the Company, the Company could be materially impacted by unfavorable changes in the future should they occur. Additionally, for the year ended March 31, 2001, approximately 18.7%, 8.8% and 4.6% of the Company's revenues were generated from Medicaid reimbursement programs in the states of Kentucky, Connecticut and Massachusetts, respectively. The Company could also be materially impacted by unfavorable changes in reimbursement programs in these states.


c)        Other Reimbursement Changes

The Company derives substantial portions of its revenues from third-party payors, including government reimbursement programs such as Medicare, Medicaid and non-government sources such as commercial insurance companies, HMOs, PPOs and contract services. These payors continuously seek ways to limit payments to health care providers. There can be no assurance that payments under these programs will be sufficient to cover the costs of providing patients care. The Company cannot predict whether and what additional proposals or cost containment measures will be adopted or, if adopted, what effect, if any, such proposals might have on the operations of the Company.


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


h)        Inclement Weather
The Company provides its services to individuals in home and community settings. Due to the Company's geographic concentrations, severe weather such as snow and hurricanes may hinder the Company's ability to provide its services and can impact the Company's operating results, particularly in Maryland and the New England states.

i)        Financing
The Company's ability to pursue its strategic plan is dependent upon its ability to obtain financing on satisfactory terms and conditions. If the Company is unable to obtain satisfactory financing it would have an adverse impact on the Company's liquidity and its ability to execute its development plans.

j)        ADC Development
During fiscal 2002, the Company plans to develop 3-6 new adult day health centers after which the Company plans to continue development efforts at a similar or accelerated pace. The Company's ability to achieve its development plans will depend upon a variety of factors, many of which are beyond the Company's control. There can be no assurance that the Company will not suffer delays in its development program, which could slow the Company's growth. The successful development of additional operations will involve a number of risks including the possibility that the Company may be unable to locate suitable sites at acceptable prices or may be unable to obtain, or may experience delays in obtaining, necessary zoning, land use, building, occupancy, licensing and other required governmental permits and authorizations or in actual construction. The implementation of the Company's development strategy is also dependent upon the Company's profitability, the financial performance of its adult day care operations, the availability of financing and the other Cautionary Statements listed above.

k)        Visiting Nurse Operations
The Company operates Medicare certified home health agencies, under a plan of disposition. The ultimate outcome of that plan of disposition is highly dependant upon the Prospective Payment System (PPS) as described elsewhere herein. The Company is unable to predict at this time what Medicare payment rates will be under PPS, specifically related to the currently legislated 15% rate cut scheduled for October 1, 2002. Likewise the Company is unable to predict what impact, if any, PPS rate changes will have on the disposition values of its visiting nurse operations. The Company's VN operations are also subject to the risks outlined in "c) Other Reimbursement Changes" above. 85% of the Visiting Nurse segment revenues are generated from the Medicare program.

ITEM 2.   PROPERTIES

The Company's executive offices are located in Louisville, Kentucky in approximately 21,000 square feet of space leased from an unaffiliated party.

The Company has 35 real estate leases ranging from approximately 200 to 24,000 square feet of space in their respective locations. See "Item 1. Business - Adult Day Health Services" and Note 8(c) to the Company's audited consolidated financial statements The Company believes that its facilities are adequate to meet its current needs, and that additional or substitute facilities will be available if needed.

ITEM 3.  LEGAL PROCEEDINGS

The Company, from time to time, is subject to claims and suits arising in the ordinary course of its business, including claims for damages for personal injuries. In the opinion of management, the ultimate resolution of any of these pending claims and legal proceedings will not have a material effect on the Company's financial position or results of operations.

On January 26, 1994 Franklin Capital Associates L.P., Aetna Life and Casualty Company and Aetna Casualty and Surety Company, shareholders, who at one time held approximately 320,000 shares of the Company's common stock (approximately 13% of shares outstanding) filed suit in Chancery Court of Williamson County, Tennessee claiming unspecified damages not to exceed three million dollars in connection with registration rights they received in the Company's acquisition of certain home health operations in February 1991. The 1994 suit alleged that the Company failed to use its best efforts to register the shares held by the plaintiffs as required by the merger agreement. The Company settled with Aetna shortly before the case went to trial in February 2000. In mid-trial Franklin voluntarily withdrew its complaint reserving its legal rights to bring a new suit as allowed under Tennessee law. In May 2000, Franklin refiled its lawsuit. The Company believes it has meritorious defenses to the claims and does not expect that the ultimate outcome of the suit will have a material impact on the Company's results of operations, liquidity or financial position. The Company plans to vigorously defend its position in this case. Estimated costs of litigation have been included in the Company's one-time charge for discontinuing its home health operations recorded in September 1999.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS


The Company's common stock is traded on the NASDAQ SmallCap System. The stock is traded under the symbol "AFAM" (formerly CTND). Set forth below are the high and low sale prices for the common stock for the periods indicated reported by
NASDAQ:


Closing Common Stock Prices

            Quarter Ended:                     High              Low
            --------------                     ----              ---
            June 30, 1999                     $3.00             $1.50
            September 30, 1999                $2.81             $1.50
            December 31, 1999                 $3.00             $1.50
            March 31, 2000                    $3.44             $1.75
            June 30, 2000                     $3.00             $2.19
            September 30, 2000                $4.28             $2.19
            December 31, 2000                 $5.25             $3.47
            March 31, 2001                    $6.13             $3.50


On June 12, 2001, the last reported sale price for the Common Stock reported by NASDAQ was $7.25 and there were approximately 629 holders of record of the Company's Common Stock. No cash dividends have been paid by the Company. The Company does not presently intend to pay dividends on its common stock and will retain its earnings for future operations and growth of its business.

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

                     Consolidated Selected Financial Information
     (Dollar amounts in 000's
     except per share data)                   Year Ended March 31,
   --------------------------  -------------------------------------------------
                                2001       2000      1999       1998      1997
                              --------- ---------- ---------- --------- --------
   Results of Operations
     Net revenues            $49,681    $44,724     $39,619   $30,384   $24,702
     Net Income (loss)
       Continuing Operations   1,601        175        (374)   (1,633)   (1,967)
       Discontinued Operations   610     (4,918)     (5,682)    3,045     3,727
           Total             $ 2,212    $(4,743)    $(6,228)  $ 1,412   $ 1,759

   Per share:
     Basic:
       Number of shares        3,146      3,124       3,120     3,120     3,119
     Net Income (loss)
       Continuing Operations $  0.51    $  0.06      $(0.12)  $ (0.52)  $ (0.63)
       Discontinued Operations  0.19      (1.58)      (1.82)     0.98      1.19
           Total             $  0.70    $ (1.52)     $(2.00)  $  0.45   $  0.56

     Diluted:
       Number of shares        3,306      3,124       3,120     3,162     3,142
     Net Income (loss)
       Continuing Operations $  0.48    $  0.06      $(0.12)  $ (0.52)  $ (0.63)
       Discontinued Operations  0.18      (1.58)      (1.82)     0.96      1.19
           Total             $  0.67    $ (1.52)     $(2.00)  $  0.45   $  0.56

   Balance sheet Data as of:
                             2001       2000         1999      1998       1997
                            --------- ----------  --------- ---------- ---------
   Working capital          $ 5,234    $ 2,879      $12,592   $13,950   $17,471
   Total assets              21,617     18,151       36,354    40,793    33,450
   Long term liabilities      6,859      1,689       15,825    14,016     9,961
   Total liabilities         13,062      6,998       20,499    18,710    12,787
   Stockholders' equity       8,555     11,153       15,855    22,083    20,663

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

RESULTS OF CONTINUING OPERATIONS

The financial tables that follow are presented for continuing operations excluding non-recurring items (loss on disposal of certain operations and loss on building sale in 2000):

                 Year Ended March 31, 2001 Compared with Year Ended March 31, 2000
                 -----------------------------------------------------------------
                                       2001                   2000                     Change
                                ---------------------   ---------------------   --------------------
                                Amount          % Rev.       Amount     % Rev.  Amount          %

Net Revenues                    $49,680,572     100.0%  $44,723,677     100.0%  $4,956,895      11.1%
Cost of Services                 41,364,291      83.3%   37,330,896      83.5%   4,033,395      10.8%
                                -----------              ----------             ----------
Center Contribution               8,316,281      16.7%    7,392,781      16.5%     923,500      12.5%
General & Administrative          3,788,991       7.6%    4,417,438       9.9%    (628,447)    -14.2%
Depreciation and Amortization       864,428       1.7%      940,390       2.1%     (75,962)     -8.1%
Provision for uncollectible
  accounts                          566,601       1.1%      906,614       2.0%    (340,013)    -37.5%
Interest, Net                        73,877       0.1%      317,550       0.7%    (243,673)    -76.7%
                                  ---------              ----------             -----------
Income from continuing operations
  before non-recurring items
  and taxes                      $3,022,384       6.1%   $  810,789       1.8%  $2,211,595       NM
                                 ==========              ==========             ==========
NM=Not Meaningful

Net Revenues
Net revenues increased 11% to $49.7 million from $44.7 million in the prior year. Growth came primarily from volumes, which grew to 704,698 days of care in 2001 from 636,394 in 2000. Average revenue per day of care was unchanged as mix changes offset price increases of about 5%. Increased volumes were derived primarily from increased occupancy in the adult day care centers which grew to 74.4% of capacity in 2001 from 73% of capacity in 2000. Average capacity increased to 1,678 in 2001 from 1,588 in 2000. As of April 1, 2001 total system capacity was 1,636 guests per day.

Cost of Services
Cost of services as a percent of revenues declined to 83.3% in 2001 from 83.5% in 2000 primarily as a result of increased volumes of business and increased occupancy rates for in-facility care.

General and Administrative
The decrease of $628,447 is due primarily to reduced administrative costs due to the Company's strategic repositioning and down-sizing activities (primarily labor reductions made in 2000 now having a full year effect in 2001). G&A as a percent of revenues dropped to 7.6% in 2001 from 9.9% in 2000.

Depreciation and Amortization
Depreciation and amortization decreased by 8% or $76,000 due to certain property items reaching the end of their useful lives.

Provision for Uncollectible Accounts
Management establishes an allowance for uncollectible accounts based on its estimate of probable collection losses. The decrease in provision for uncollectible accounts resulted from improved collection results.

Interest, Net
The decrease in interest, net is primarily a result of lower average outstanding debt levels associated with the Company's improved operating results and proceeds from the sale of the product operations.


                Year Ended March 31, 2000 Compared with Year Ended March 31, 1999
                -----------------------------------------------------------------
                                       2000                     1999                  Change
                                ----------------------   ---------------------  --------------------
                                Amount          % Rev.  Amount          % Rev.  Amount          %

Net Revenues                    $44,723,677     100.0%   $39,619,347    100.0%  $5,104,330      12.9%
Cost of Services                 37,330,896      83.5%    33,651,115     85.0%   3,679,781      10.9%
                                 ----------              -----------            ----------
Center Contribution               7,392,781      16.5%     5,968,232     15.0%   1,424,549      23.9%
General & Administrative          4,417,438       9.9%     4,586,673     11.6%    (169,235)     -3.7%
Depreciation and Amortization       940,390       2.1%       916,876      2.3%      23,514       2.6%
Provision for  uncollectible
   accounts                         906,614       2.0%       460,356      1.2%     446,258      96.9%
Goodwill Write-down                       -       0.0%       113,196      0.3%    (113,196)      NM
Interest, Net                       317,550       0.7%       527,435      1.3%    (209,885)    -39.8%
                                  ---------               ----------            ----------
Income from continuing operations
  before non-recurring items,
  taxes, and accounting change  $   810,789      1.8%    $  (636,304)    -1.6%  $1,447,093       NM

NM=Not Meaningful

Net Revenues
Net revenues increased 13% to $44.7 million from $39.6 million in the prior year. Growth came primarily from volumes, which grew to 636,394 days of care in 2000 from 544,283 in 1999. Average revenue per day of care increased approximately 11.5% as a result of pricing and mix changes. Increased volumes were derived primarily from increased occupancy in the adult day care centers which grew to 73% of capacity in 2000 from 70% of capacity in 1999. Average capacity increased to 1,588 in 2000 from 1,496 in 1999. As of April 1, 2000 total system capacity was 1,621 guests per day.

Cost of Services
Cost of services as a percent of revenues declined to 84% in 2000 from 85% in 1999 primarily as a result of increased volumes of business and increased occupancy rates for in-facility care.

General and Administrative
The decrease of $169,235 is due primarily to reduced administrative costs due to the Company's strategic repositioning and down-sizing activities. G&A as a percent of revenues dropped to 9.9% in 2000 from 11.6% in 1999.

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

Income Taxes - Years Ended March 31, 2001 and 2000
As of March 31, 2001, the Company has net deferred tax assets of approximately $2,710,000. The net deferred tax asset is composed of $2,185,000 of long-term deferred tax assets and $525,000 of current deferred tax assets.

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

The effective income tax rate was approximately 47% of income before income taxes for 2001 as compared to an effective income tax rate of approximately 42% for 2000 and 1999. The provision (benefit) in 2000 and 1999 resulted directly from the recognition of income (losses) incurred from continuing operations and was provided at a lower than statutory rate due to the tax implications of state and local net operating loss carryforwards arising from the 2000 and 1999 losses in certain jurisdictions.

Loss on Disposal of Certain Operations
The accompanying income statement for fiscal 2000 includes a one-time charge of $416,808 ($241,749 after tax or $0.08 per share) related to the closure of the Company's Birmingham AL adult day care center. The charge consists of future lease obligations and unamortized leasehold improvements

Building Sale
In May 1999, the Company sold an office building resulting in a non-operating loss of $91,701. The transaction generated net cash of $79,093 after repaying mortgage debt of approximately $40,000.

Discontinued Operations
As part of a formal plan of separation, the Company on November 12, 1999 sold its product operations (consisting of infusion therapy and respiratory and medical equipment businesses) to Lincare Holdings, Inc. in an asset sale for $14.5 million and is pursuing available strategic alternatives to complete the separation of its visiting nurse operations. Proceeds from the sale were used to repay obligations outstanding under the Company's bank line of credit. As a result of the operational separations, the Company has recorded a one-time net of tax charge of approximately $5 million or ($1.60) in the quarter ended September 30, 1999. This charge reduced the book value of the operations to their expected net realizable value, provides for losses on fulfilling certain obligations and close down costs and included the estimated future operating losses of the visiting nurse operations prior to separation. These changes have been accounted for as discontinued operations in the accompanying financial statements.

The estimated loss on disposal of discontinued operations reflected in the accompanying financial statements includes management's estimate of the results of operating the visiting nurse segment prior to disposal and the estimated financial results of such disposal based on information available at the time the loss was recorded.

Revenues from discontinued operations were approximately $25,534,000, $46,742,000 and $57,542,000 for the years ended March 31, 2001, 2000 and 1999 respectively. For periods prior to the sale, interest expense has been allocated to continuing and discontinued operations on the basis of relative net assets. Accordingly, interest expense has been allocated to discontinued operations in the amounts of approximately $741,000, $613,000 and $1,034,000 for the years ended March 31, 2001, 2000 and 1999 respectively.

The accompanying balance sheet includes net current assets and liabilities of discontinued operations, consisting primarily of accounts receivable, inventory, accounts payable and accrued liabilities, and long term assets of discontinued operations consisting primarily of property, plant and equipment, net of accumulated depreciation, goodwill and debt.

Visiting Nurse Operations
The results of operations for the visiting nurse segment for the fiscal year ended March 31, 2001 are presented in the table below. The second half columns present the results of operations for the six-month period from October 1, 2000 through March 31, 2001, during which Medicare PPS was in effect. The first half columns present the results of operations for the six-month period from April 1, 2000 through September 30, 2000, during which Medicare PPS was not in effect. 85% of the Visiting Nurse segment revenues are generated from the Medicare program.

                                     Second Half,              First Half,         Change 1st Half
                                       With-PPS                 Pre-PPS                 to 2nd
                             ----------------------------------------------------------------------
                              Amount            % Rev   Amount          % Rev   Amount          %
                            -----------------------------------------------------------------------

Net Revenues                 $13,419,967      100.0%  $12,114,361     100.0%  $1,305,606      10.8%
 Cost of Services              9,635,702       71.8%   10,562,056      87.2%    (926,354)     -8.8%
 General & Admin Cost          1,788,372       13.3%    1,814,408      15.0%     (26,036)     -1.4%
 Depreciation & Amortization     366,000        2.7%      298,059       2.5%      67,941      22.8%
 Bad Debt Expense                300,959        2.2%      267,363       2.2%      33,596      12.6%
                             -----------               ----------             ----------
   EBIT                        1,328,934        9.9%     (827,525)     -6.8%   2,156,459
 Interest Expense                380,235        2.8%      361,542       3.0%      18,693       5.2%
                             -----------               -----------            ----------
   Pre-tax Income                948,699        7.1%   (1,189,067)     -9.8%   2,137,766
   Income tax                    338,734        2.5%     (451,845)     -3.7%     790,579
                             -----------             -----------              ----------
   Net income (loss)             609,965        4.5%     (737,222)     -6.1%   1,347,187
 Less previously provided              -        0.0%      737,222       6.1%    (737,222)
                             -----------               -----------            ----------
   Reported in income
     statement                   609,965        4.5%            -       0.0%     609,965
                             ===========               ===========            ==========

 EBITDA (1)                    1,694,934       12.6%     (529,466)     -4.4%   2,224,400

   (1) Earnings before interest, taxes, depreciation and amortization

The segment's financial performance under PPS is in part a result of the Company's work to prepare for operation under PPS and in part due to higher reimbursement rates under PPS. As shown in the table above, the VN operations incurred net losses in the first six months of this fiscal year operating under the old cost-based reimbursement system. In the second six months, the Company earned a higher rate of reimbursement and incurred lower operating costs on its VN operations than were earned and incurred respectively in the first half. Costs of services, primarily labor and related costs, were reduced by almost 9%. The Company cared for 4,560 Medicare patients in the second half of the year compared to 4,377 Medicare patients in the first half. Additionally, the Company has reduced unprofitable insurance and managed care business.

Depreciation increased due to investment in a computerized clinical management system to support operation under PPS. Bad debt expense approximated 2% of revenues based on historical collection results. Since Medicare PPS is still relatively new, this 2% rate may differ in the future. Interest expense, is primarily related to bank borrowings.

Although discontinued operations accounting treatment is being used for this segment, earnings are reported in the Company's income statement for the second half of the year. Under discontinued operations accounting rules, losses incurred in the comparable periods of last year and in the first half of this year were previously provided for in the one-time charge recorded in fiscal 2000. Thus, in the table shown above the line "Less previously provided" reduces the reported operating losses for the first half to zero.


The BBA and subsequent amendments, as they currently stand, call for a reduction in PPS reimbursement rates of 15% effective October 1, 2002. The Federal budget for the coming federal fiscal year is currently being developed in Congress and legislative proposals have been made to eliminate, and/or postpone this reduction. However, unless Congress and the President change the law as it currently exists, the 15% rate cut will take place on October 1, 2002. The Company is unable to predict whether such a rate cut will take place. Should such a rate cut take place, it would have a material adverse effect on the financial performance and the potential disposition value of the VN business segment. The Company is continuing to evaluate its strategic alternatives for this business segment, the outcome of which will be highly dependant upon the resolution of the 15% rate cut issue.

Liquidity and Capital Resources

Revolving Credit Facility

Prior to May 30, 2001, the Company had a $20 million revolving credit facility with Bank One Kentucky, NA. The facility had an expiration date of January 10, 2002. On May 30, 2001 the facility was replaced with a $22.5 million facility with similar terms and conditions. The new expiration date is June 30, 2003. The credit facility bears interest at prime plus a margin (ranging from 0% to 1.0%, currently 0.50%) dependent upon total leverage and is secured by substantially all assets and the stock of the Company's subsidiaries. Borrowings are available equal to the greater of: a) a multiple of earnings before interest, taxes, depreciation and amortization (as defined) or, b) an asset based formula, primarily based on accounts receivable. Borrowings under the facility may be used for working capital, capital expenditures, development and growth of the business and other corporate purposes. As of May 30, 2001 the formula permitted up to a total of $21 million to be used of which approximately $12.4 million was drawn or committed.

As part of a formal plan of separation, the Company sold its product operations (consisting of infusion therapy and respiratory and medical equipment businesses) to Lincare Holdings, Inc. in an asset sale for $14.5 million and is pursuing available strategic alternatives to complete the separation of its visiting nurse operations. Proceeds from the sale were used to repay obligations outstanding under the Company's bank line of credit. As of March 31, 2001 approximately $11.8 million remained outstanding on the line of credit. Additionally, an irrevocable letter of credit totaling $2.4 million has been issued by the bank in connection with the Company's insurance program. Thus, a total of $14.2 million was either outstanding or committed as of March 31,2001 while an additional $2 million was available for use. As of March 31, 2001, approximately $5.8 million of debt has been classified with net assets from discontinued operations in the accompanying balance sheet.

The Company believes that this facility will be sufficient to fund its operating needs for at least the next twelve months.

Management will continue to evaluate additional capital including possible debt and equity investments in the Company to support a more rapid development of the business than would be possible with internal funds.

Cash Flows and Financial Conditions
Key elements to the Consolidated Statements of Cash Flows were (in thousands):

Net Change in Cash and Cash Equivalents      2001          2000        1999
-------------------------------------    -----------   -----------  -----------
Continuing Operations
  Provided by (used in)
  Operating activities                 $      1,721    $   2,592    $     558
  Investing activities                       (1,817)        (810)        (525)
  Financing activities                          549      (14,901)       1,512
                                        ------------   ----------    ---------
                                                453      (13,119)       1,545
Discontinued operations                         610       13,510       (1,327)
                                       -------------   ----------   ----------
Net Change in Cash and Cash            $     1, 063    $     391    $     218
                                        ============   ==========    =========
Equivalents

2001
Net cash provided by operating activities resulted principally from current period income, net of changes in accounts receivable, accounts payable and accrued expenses. The increase in accounts receivable resulted from volume increases. Days sales outstanding was 53 at March 31, 2001 and 2000. The increase in accounts payable and accrued liabilities resulted from additional volume and insurance reserves. In December, the Company issued a $2.4 million letter of credit in favor of its self-insurance plan administrator, resulting in a refund of $2.3 million of cash previously on deposit. Net cash used in investing activities resulted principally from amounts invested in adult day health services expansion activities and improvements in information systems. Net cash provided by financing activities resulted primarily from borrowings on the Company's credit facility and proceeds from stock option exercises net of the redemption of $5,000,000 of outstanding stock.

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

1999

Net cash provided by operating activities resulted principally from current period loss, net of changes in accounts receivable, accounts payable and accrued expenses. The decrease in accounts receivable resulted from volume decreases. The decrease in accounts payable and accrued liabilities resulted principally from the timing of payments. Net cash used in investing activities resulted principally from amounts invested in adult day health services expansion activities, and improvements in information systems. Net cash provided by financing activities resulted primarily from borrowings under the Company's credit facility.

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

Health Insurance Portability and Accountability Act (HIPAA)

The Health Insurance Portability and Accountability Act (HIPAA) was enacted by the federal government on August 12, 1996, which requires organizations to adhere to certain standards to protect data integrity, confidentiality and availability. The primary impact will fall on entities, which work with medical records, patient accounting or enrollment, human resources, and information technology. HIPAA standards are expected to be implemented generally within two years of the effective date of the final rule. The first requirements under HIPAA relate to data integrity and privacy and are effective October 2002 and March 2003, respectively. Other components are expected to be finalized in the near future. The Company plans to be compliant with the HIPAA regulations by their effective dates and does not expect compliance will have a materially adverse impact on its financial position or results of operations.

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

At March 31, 2001, a hypothetical 100 basis point increase in short-term interest rates would result in a reduction of approximately $64,000 in annual pre-tax earnings from continuing operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           ALMOST FAMILY, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS


                                                          Year Ended March 31,
                                                    2001           2000           1999
                                                -------------  -------------- -------------

Net revenues                                      $49,680,572   $44,723,677    $39,619,347
Cost of sales and services                         41,364,291    37,330,896     33,651,115
Selling, general and administrative expenses        3,788,991     4,417,438      4,586,673
Depreciation and amortization expense                 864,428       940,390        916,876
Provision for uncollectible accounts                  566,601       906,614        460,356
Goodwill write-down                                         -             -        113,196
Loss on disposal of certain operations                      -       416,808              -
                                                 ------------  --------------   -----------
Income (loss) from continuing operations
  before other income (expense) and income taxes    3,096,261       711,531       (108,869)


Other income (expense):
  Loss on building sale                                     -       (91,701)             -
  Interest expense                                    (73,877)     (317,550)      (527,435)
                                                 -------------  --------------  -----------
Income (loss) from continuing operations            3,022,384       302,280       (636,304)
before income taxes


Provision (benefit) for income taxes                1,420,521       126,958       (262,475)

                                                 -------------  --------------  -----------

Net income (loss) from Continuing Operations        1,601,863       175,322       (373,829)

                                                 -------------  --------------  -----------
Discontinued operations:
  Income (loss) from operations, net of
applicable income
    Taxes of $339,000, $59,000 and $(1,802,000)       609,985        81,724     (5,681,864)
    Loss on disposal, net of applicable income              -    (5,000,000)             -
taxes of $491,000
                                                 -------------  --------------  -----------
                                                      609,985    (4,918,276)    (5,681,864)

Cumulative effect on prior years of a change
  in method of accounting for pre-opening costs,
  net of applicable income taxes of $122,000                -             -       (171,974)
                                                 -------------  --------------  -----------
Net income (loss)                                  $2,211,848    $(4,742,954)  $(6,227,667)
                                                 =============  ==============  ===========

Per share amounts-Basic
  Average shares outstanding                        3,145,511      3,124,016     3,120,413
Net Income (loss) from Continuing Operations      $      0.51     $     0.06   $     (0.12)
Discontinued operations
  Income (loss) from operations, net of                  0.19           0.03         (1.82)
applicable income taxes
  Loss on disposal, net of applicable income                -          (1.60)            -
taxes
Cumulative effect on prior years of a change in
  method of accounting for pre-opening costs,
net of applicable                                           -              -         (0.06)
  income taxes
                                                 -------------  --------------  ------------
Net income (loss)                                 $      0.70     $    (1.52)  $     (2.00)
                                                 =============  ==============  ============
Per share amounts-Diluted
  Average shares outstanding                        3,306,682      3,124,016     3,120,413
Net Income (loss) from Continuing Operations      $      0.48     $     0.06   $     (0.12)
Discontinued operations
  Income (loss) from operations, net of                  0.18           0.03         (1.82)
applicable income taxes
  Loss on disposal, net of applicable income                -          (1.60)            -
taxes

Cumulative effect on prior years of a change in
  method of accounting for pre-opening costs,
  net of applicable                                         -              -         (0.06)
  income taxes
                                                 -------------  --------------  -------------
Net income (loss)                                 $      0.67     $    (1.52)  $     (2.00)
                                                 =============  ==============  =============


       The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                  March 31,     March 31,
                  ASSETS                             2001          2000
                  ------                        ------------  ------------
  CURRENT ASSETS:
     Cash and cash equivalents                     $2,490,600    $1,427,537
     Accounts receivable - net                      7,186,387     6,459,004
     Prepaid expenses and other current assets      1,235,584       184,580
     Deferred tax assets                              525,257       116,835
     Net assets of discontinued operations                  -             -
                                                  ------------  ------------
          TOTAL CURRENT ASSETS                     11,437,828     8,187,956

  PROPERTY AND EQUIPMENT - NET                      4,685,832     3,079,636

  COST IN EXCESS OF NET ASSETS ACQUIRED - NET       2,477,341     2,537,740

  DEFERRED TAX ASSETS                               2,184,348     3,429,093

  OTHER ASSETS                                        832,275       916,482

  LONG TERM ASSETS OF DISCONTINUED OPERATIONS,              -             -
  NET
                                                  ------------  ------------
                                                   $21,617,624   $18,150,907
                                                  ============  ============


       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------
  CURRENT LIABILITIES:
     Accounts payable and accrued liabilities      $5,913,669    $5,309,359
     Current portion - capital lease obligation       289,900             -
                                                  ------------- -------------
                                                    6,203,569     5,309,359
                                                  ------------- -------------

  LONG-TERM LIABILITIES:
     Revolving Credit Facility                      6,010,247       651,221
     Capital Lease Obligation                         218,920             -
     Other liabilities                                629,616     1,037,296
                                                  ------------- -------------
            TOTAL LONG-TERM LIABILITIES             6,858,783     1,688,517
                                                  ------------- -------------
            TOTAL LIABILITIES                      13,062,352     6,997,876
                                                  ------------- -------------

  COMMITMENTS AND CONTINGENCIES

  STOCKHOLDERS' EQUITY:
       Common stock, par value $0.10; authorized
       10,000,000 shares; 3,289,997 and 3,151,186
       issued and outstanding                          329,000       315,119
       Treasury stock, at cost, 779,912 and
       10,000 shares                                (5,266,919)      (95,975)
       Additional paid-in capital                   25,731,726    25,384,270
       Accumulated deficit                         (12,238,535)  (14,450,383)
                                                  ------------- -------------

            TOTAL STOCKHOLDERS' EQUITY               8,555,272    11,153,031
                                                  ------------- -------------
                                                   $21,617,624   $18,150,907
                                                  ============= =============


       The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                                              ALMOST FAMILY, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                          Years ended March 31, 2001, 2000 and 1999





                                                                            Additional                     Total
                                     Common Stock         Treasury Stock     Paid-in      Accumulated   Stockholders'
                                Shares      Amount      Shares    Amount     Capital        Deficit       Equity
                                -------     ---------   -------   --------  ----------   -----------   -----------

Balance, March 31, 1998         3,130,413   $313,044    10,000  $  (95,975)  $25,345,586  $(3,479,762) $22,082,893

Net Loss                                                                                   (6,227,667)  (6,227,667)

                                ---------   ---------  -------    ---------  -----------   ----------   -----------
Balance, March 31, 1999         3,130,413    313,044    10,000     (95,975)   25,345,586   (9,707,429)  15,855,226

Options Exercised                  20,750      2,075                              38,684                    40,759
Net Loss                                                                                   (4,742,954)  (4,742,954)
                                  -------   ---------  -------    ---------   ----------   ----------   -----------
Balance, March 31, 2000         3,151,163   $315,119    10,000 $   (95,975)  $25,384,270 $(14,450,383) $11,153,031


Options Exercised                 138,811     13,881                             347,456                   361,337
Repurchased Shares                                     769,912  (5,170,944)                             (5,170,944)
Net Income                                                                                  2,211,848    2,211,848
                                ---------   ---------  -------  -----------  ----------- ------------   ------------
Balance, March 31, 2001         3,289,974   $329,000   779,912 $(5,266,919)  $25,731,726 $(12,238,535) $ 8,555,272
                                =========== =========  ======= ============  =========== =============  ============


For the periods presented, there are no elements of other comprehensive income as defined by the Statements of Financial Accounting Standards, No.
130 Reporting Comprehensive Income.



       The accompanying notes to consolidated financial statements are an integral part of these statements.


                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                          Year Ended March 31,
                                                       2001        2000          1999
                                                       ----        ----          ----

Cash flows from operating activities:
Net income (loss)                                   $2,211,848  $(4,742,954)  $(6,227,667)
   Less net income (loss) from discontinued            609,985                 (5,681,864)
operations                                                       (4,918,276)
                                                   -----------  -----------   ------------
Net income (loss) from continuing operations         1,601,863      175,322      (545,803)

Adjustments to reconcile net income (loss) to
net cash provided by (used in)
Operating activities:
     Depreciation and amortization                     864,428      940,390       916,876
     Provision for uncollectible accounts              566,601      906,614       460,356
     Goodwill write-down                                     -            -       113,196
     Loss on disposal of certain operations                  -      508,509
     Cumulative effect of change in accounting               -            -       171,974
     principle
     Deferred income taxes                             836,323      (81,928)    (307,710)
                                                   -----------   -----------   ----------
                                                     3,869,215    2,448,907      808,889
     Change in certain net assets, net of the
     effects of acquisitions
     and dispositions:
     (Increase) decrease in:
       Accounts receivable                          (1,293,984)    (935,250)      78,384
       Prepaid expenses and other current assets    (1,134,790)     (99,009)      70,974
       Other Assets                                     84,207     (631,887)      (4,217)
     Increase (decrease) in:
       Accounts payable and accrued expenses           604,310    1,279,261     (692,135)
       Other liabilities                              (407,680)     530,563      295,928
                                                   -----------  -----------     ---------
       Net cash provided by (used in) operating
        activities                                   1,721,278    2,592,585      557,823
                                                   -----------   -----------   ----------
Cash flows from investing activities:
     Capital expenditures                           (1,773,123)    (809,551)    (524,533)
     Acquisitions, net of cash acquired                (44,496)    (120,000)           -
     Proceeds from sale of assets                            -      119,009            -
                                                   -----------  -----------   -----------
       Net cash (used in) provided by investing
        activities                                  (1,817,619)    (810,542)    (524,533)
                                                   -----------  ------------  ------------

Cash flows from financing activities:
     Net revolving credit facility borrowings        5,359,026  (14,941,786)   1,512,361
     Repurchase of common shares                    (5,170,944)           -            -
     Proceeds from stock option exercises              361,337       40,759            -
                                                   -----------  -----------  ------------
      Net cash provided by (used in) financing
        activities                                     549,419  (14,901,027)   1,512,361
                                                   -----------  -----------  ------------

Net Cash Provided by (used in) Discontinued
 Operations and change in  investment in
 Discontinued Operations                               609,985   13,509,570   (1,327,255)
                                                   -----------  -----------  ------------

Net (decrease) increase in cash and cash
 equivalents                                         1,063,063      390,586      218,396

Cash and cash equivalents at beginning of year       1,427,537    1,036,951      818,555
                                                    -----------  -----------  ------------
Cash and cash equivalents at end of year            $2,490,600   $1,427,537   $1,036,951
                                                    ===========  ===========  ============

Cash Paid for:
  Interest                                          $  829,000   $  989,000   $1,541,000
  Taxes                                             $  706,000   $  232,000   $  175,000


       The accompanying notes to consolidated financial statements are an integral part of these statements.


                                       51
                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION AND DESCRIPTION OF BUSINESS


The consolidated financial statements include the accounts of Almost Family, Inc. and its wholly-owned subsidiaries ("the Company"). Almost Family, Inc. and subsidiaries (collectively "Almost Family" or the "Company") provide alternatives for seniors and other adults with special needs and their families who wish to avoid nursing home placement as long as possible and remain independent, through its network of adult day care centers and ancillary services. Refer also to Note 11 for a discussion of discontinued operations. The Company has operations in Alabama, Connecticut, Florida, Indiana, Kentucky, Maryland, Massachusetts, and Ohio. All material intercompany transactions and accounts have been eliminated in consolidation. The Company operates in one segment.


CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Uninsured deposits at March 31, 2001, and 2000 were approximately $2.4 million and $1.3 million, respectively. These amounts have been deposited with national financial institutions.

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


Subsequent to its acquisitions, the Company evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company utilizes appropriate methods (such as undiscounted cash flows over the remaining life of the goodwill) in measuring whether or not the goodwill is recoverable.


During the quarter ended June 30, 1998, the Company recorded a write-down of goodwill of $113,196 before taxes. The write-down of goodwill was required under Statement of Financial Accounting Standard No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" based upon management's estimate of the future cash flows from operations in one of its adult day health centers.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

PREOPENING COSTS

Effective April 1, 1998, the Company adopted AICPA Statement of Position 98-5 "Reporting on the Costs of Start-up Activities" (SOP 98-5) which requires all costs incurred readying a new business for operation prior to revenue generation to be expensed as incurred. The Company had previously deferred such costs and amortized them over a period of 24 months, which was permissible previous to the issuance of SOP 98-5. Accordingly, the accompanying statement of operations for the year ended March 31, 1999 includes a non-recurring, net of tax, expense of approximately $172,000 for the cumulative effect of this change in accounting principle.

NET REVENUES

The Company is paid for its services primarily by federal and state third-party reimbursement programs, commercial insurance companies, and patients. Revenues are recorded at established rates in the period during which the services are rendered. Appropriate allowances to give recognition to third party payment arrangements are recorded when the services are rendered.


Approximately 9.2%, 9.8%, and 8.4%, of net revenues for the fiscal years ended March 31, 2001, 2000, and 1999, respectively, were derived under federal and state third-party cost-based reimbursement programs. These revenues are based on cost reimbursement principles and are subject to examination and retroactive adjustment by agencies administering the programs. Management continuously evaluates the outcome of these reimbursement examinations and provides allowances for losses based upon the best available information. In the opinion of management, adjustments, if any, would not be material to the financial position or the results of operations of the Company.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


For the year ended March 31, 2001 approximately 25% of the Company's revenues and 46% of center contribution were generated from Maryland operations where approximately 90% of that revenue is derived from Maryland Medicaid reimbursement programs. Although the Company is not aware of any significant initiatives currently underway that would have a material adverse impact on the Maryland reimbursement program or the Company, the Company could be materially impacted by unfavorable changes in the future should they occur. The following table sets forth the percent of the Company's revenues generated from state Medicaid programs:


                                               Year Ended March 31,
                                ------------------------------------------------
                                    2001            2000             1999
                                ---------------  --------------  ---------------

      Maryland                       25.0%          27.3%            29.4%
      Kentucky                       18.7%          14.8%            10.0%
      Connecticut                     8.8%           9.8%            10.8%
      Massachusetts                   4.6%           3.2%             1.4%
      Indiana                         4.2%           4.8%             4.8%
      Ohio                            3.5%           2.7%             2.4%
      Florida                         0.5%           0.2%             0.0%
                                ---------------  --------------  ---------------
       Total                         65.3%          62.8%            58.9%
                                ===============  ==============  ===============
          * less than 1%

Concentrations in the Company's accounts receivable are similar to those in revenue shown in the table above. The ability of payors to meet their obligations depends upon their financial stability, future legislation and regulatory actions. The Company does not believe there are any significant credit risks associated with receivables from federal and state third-party reimbursement programs. The allowance for doubtful accounts principally consists of management's estimate of amounts that may prove uncollectible for coverage, eligibility and technical reasons. The allowance for uncollectible accounts was approximately $1,410,000 and $862,000 at March 31, 2001, and 2000 respectively.

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

                                        For the Fiscal Years Ended March 31,
                                        ------------------------------------
                                           2001         2000         1999
                                           ----         ----         ----
  Basic weighted average outstanding
    shares                               3,145,511   3,124,016    3,120,413
  Add-common equivalent shares
    representing shares issuable upon
    exercise of dilutive options           161,171           -            -
                                        -----------  ----------   ----------
  Diluted weighted average number of
    shares at year end(1                 3,306,682   3,124,016    3,120,413
                                       ============ ===========  ===========



Due to the net losses incurred in fiscal 2000 and 1999, common equivalent shares are excluded due to their anti-dilutive effect.


(1) In March 2001, the Company repurchased 769,912 shares of common stock and a warrant for 200,000 shares for $5.1 million. Actual common shares outstanding as of March 31, 2001 were 2,510,062.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

FINANCIAL STATEMENT RECLASSIFICATIONS

Certain amounts have been reclassified in the 2000 and 1999 financial statements in order to conform them to the 2001 presentation. Such reclassifications had no effect on previously reported net income (loss).


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

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at March 31, 2001 and 2000 consisted of the following:

                                      2001         2000
                                  ------------  -----------
          Trade payables            $1,910,298   $1,581,748
          Wages and employee         2,660,413    2,214,073
          benefits
          Accrued taxes              1,049,734    1,158,878
          Other                        293,224      354,660
                                  ------------   ----------
                                    $5,913,669   $5,309,359
                                  ============   ==========

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment, including equipment under capital leases, consist of the following:

                                           March 31, 2001   March 31, 2000
                                           ---------------  --------------

    Buildings and improvements              $ 1,161,408      $  820,299
    Leasehold improvements                    3,817,575       3,527,844
    Medical  equipment                          531,041         520,057
    Computer equipment                        3,474,829       2,752,998
    Office and other equipment                1,578,507       1,523,815
    Transportation equipment                  2,114,545       1,252,996
                                          --------------    -------------
                                             12,677,905      10,398,009
    Less accumulated depreciation            (7,992,073)     (7,318,373)
                                           ---------------  -------------
                                            $ 4,685,832      $3,079,636
                                           ===============  =============

Depreciation expense was approximately $674,000, $840,000 and $825,000 for the fiscal years ended March 31, 2001, 2000, and 1999, respectively.

NOTE 5 - REVOLVING CREDIT FACILITY

As of March 31, 2001, the Company had a $20 million revolving credit facility with Bank One Kentucky, NA. The credit facility bore interest at prime plus a margin (ranging from 0% to 1.0%, currently 0.50%, and was 8.5% at March 31, 2001 was ) dependent upon total leverage and is secured by substantially all assets and the stock of the Company's subsidiaries. Borrowings were available equal to the greater of: a) a multiple of earnings before interest, taxes, depreciation and amortization (as defined) or, b) an asset based formula, primarily based on accounts receivable. Borrowings under the facility were available for working capital, capital expenditures, development and growth of the business and other corporate purposes. The facility had an expiration date of January 10, 2002. As of March 31, 2001 approximately $11.8 million remained outstanding on the line of credit. Additionally, an irrevocable letter of credit totaling $2.4 million has been issued by the bank in connection with the Company's insurance program. Thus, a total $14.2 million was either outstanding or committed as of March 31, 2001 while an additional $2 million was available for use. As of March 31, 2001, approximately $5.8 million of debt has been classified with net assets from the discontinued operations in the accompanying consolidated balance sheets. See
Note 11 regarding discontinued operations and Note 13 regarding replacement of the credit facility. The Company's revolving credit facility is subject to various financial covenants. As of March 31, 2001 and 2000, the Company was in compliance.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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


                                    March 31, 2001    March 31, 2000
                                    ---------------  ----------------
   Deferred tax assets
   Nondeductible reserves and
     allowances                      $1,419,000          $2,995,000
   Intangibles                        1,940,000           2,440,000
   Net operating loss and other
   carryforwards                      1,105,000             997,000
   Other                                  7,000                   -
                                    -------------      -------------
                                      4,471,000           6,432,000
   Valuation allowance               (1,105,000)           (997,000)
                                    -------------      -------------
                                     $3,366,000          $5,435,000
                                    =============      =============
   Deferred tax liabilities
   Accounts receivable               $  404,000          $1,580,000
   Accelerated depreciation             252,000            (143,000)
   Other                                      -             452,000
                                    -------------      -------------
                                        656,000           1,889,000
                                    -------------      -------------
   Net deferred tax assets           $2,710,000          $3,546,000
                                    =============      =============

The Company has state and local net operating loss carryforwards of approximately $13,800,000, which expire on various dates through 2016.

Provision (benefit) for income taxes consists of the following:

                                                        March 31,
                                   ---------------------------------------------------
                                        2001               2000             1999
                                   ----------------  -----------------  --------------

  Federal - Current                 $    750,000      $     383,000      $    41,000
  State and local - Current              173,000            536,000          345,000
  Deferred                               836,000           (242,000)      (2,573,000)
                                   ----------------  -----------------  --------------
                                    $  1,759,000      $     677,000      $(2,187,000)
                                   ================  =================  ==============

  Shown in the accompanying income statements as:
    Continuing Operations           $  1,420,000      $     127,000      $  (263,000)
    Discontinued Operations
      From Operations                    339,000             59,000       (1,802,000)
      From Loss on disposal                    -            491,000                -
    Accounting Change                          -                  -         (122,000)
                                   ----------------  -----------------  --------------
                                    $  1,759,000      $     677,000      $(2,187,000)
                                   ================  =================  ==============


                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the statutory to the effective rate of the Company (for continuing operations only) is as follows:

                                                     March 31,
                                ------------------------------------------------
                                       2001            2000             1999
                                ---------------  --------------  ---------------
Tax provision (benefit) using
 statutory rate                  $1,028,000      $   103,000       $   (216,000)

Goodwill                             11,000           34,000             73,000
Valuation Allowance                 108,000         (131,000)                 -
State and local taxes, net of
 Federal benefit                    223,000          108,000            (41,000)
Other, net                           50,000           13,000            (79,000)
                                ---------------  --------------  ---------------
Tax provision (benefit)
 Continuing Operations           $1,420,000      $   127,000      $    (263,000)
                                ===============  ==============  ===============

The Company has provided a valuation allowance against certain net deferred tax assets based upon management's estimation of realizability of those assets through future taxable income. This valuation was based in large part on the Company's history of generating operating income or losses in individual tax locales and expectations for the future. The Company's ability to generate the expected amounts of taxable income from future operations to realize its recorded net tax assets is dependent upon general economic conditions, competitive pressures on revenues and margins and legislation and regulation at all levels of government. There can be no assurances that the Company will meet its expectations of future taxable income. However, management has considered the above factors in reaching its conclusions that it is more likely than not that future taxable income will be sufficient to fully utilize the net deferred tax assets as of March 31, 2001.

During fiscal 2000, based on changes in facts and circumstances, favorable changes occurred in the Company's expectations with regard to the generation of future taxable income in certain tax jurisdictions. Accordingly, the state and local tax provision for fiscal 2000 includes a reduction of previously recorded valuation allowances of approximately $131,000.

As of March 31, 2001, the Company has fully utilized its Federal net operating loss carryforward. State and local net operating loss carryforwards expire at various times through 2016.

NOTE 7 - Stockholders Equity

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

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

5. The Company has a 2000 stock option plan which provides options to purchase up to 500,000 shares of the Company's common stock to key employees and officers. The Board of Directors will determine the amount and terms of the options, which cannot exceed ten years.


Changes in qualified options, non-qualified options, and supplemental non-qualified options and warrants outstanding are summarized as follows:

                                  Warrants                  Options
                           -----------------------  ------------------------
                                        Wtd. Avg                 Wtd. Avg
                            Shares     Ex. Price     Shares      Ex. Price
                           ----------  -----------  ----------  ------------

       March 31, 1998       266,600      $12.03      433,000        $ 7.65

       Granted                    -                  271,800        $ 2.37
       Exercised                  -                        -        $    -
       Terminated                 -                  (96,800)       $ 6.69
                           ----------               ----------
       March 31, 1999       266,600      $12.03      608,000        $ 2.57

       Granted                    -                   14,000        $ 2.33
       Exercised                  -                  (20,750)       $ 1.96
       Terminated           (66,600)     $10.62      (15,350)       $ 6.09
                            --------                ----------
       March 31, 2000       200,000      $12.50      585,900        $ 2.49

       Granted                    -                  261,000        $ 4.24
       Exercised                  -                 (134,500)       $ 2.60
       Acquired            (200,000)     $12.50
       Terminated                 -                  (19,500)       $ 3.06
                           ----------               ----------
       March 31, 2001             -                  692,900        $ 3.11
                           ==========               ==========

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table details exercisable options and related information:

                                              2001           2000
                                           ------------   ------------

       Excercisable at end of year            433,775        323,450
       Weighted Average Exercise Price     $     2.68       $   2.53

       Weighted Average of Fair Value
        of  options  Granted  during
        the year                           $     0.74       $   0.71


The Company applies APB Opinion 25 and related interpretations in accounting for its stock option plans. In 1995, Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" (SFAS 123) was issued and, if fully adopted, changes the method of recognition of costs on plans similar to the Company's. The Company adopted the disclosure-only provisions of SFAS 123. Accordingly, no compensation cost has been recognized for the Company's stock option plans. Had compensation cost for the stock option plans been determined based upon the fair value at the grant date for the awards in 2001, 2000 and 1999 consistent with the provisions of SFAS 123, the effect on net income and earnings per share would have been reduced to the following pro forma amounts:



                                    2001             2000            1999
                               ---------------   --------------  -------------
    Net Income:    As Reported   $ 2,211,848       $(4,742,954)   $(6,227,667)
                   Pro Forma     $ 2,144,048       $(4,853,780)   $(6,394,105)
    Basic EPS:     As Reported   $      0.70       $     (1.52)    $    (2.00)
                   Pro Forma     $      0.68       $     (1.55)    $    (2.05)
    Diluted EPS:   As Reported   $      0.67       $     (1.52)    $    (2.00)
                   Pro Forma     $      0.65       $     (1.55)    $    (2.05)


Because the SFAS 123 method of accounting has not been applied to options awarded prior to April 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

The following table summarizes information about stock options outstanding at March 31, 2001:

                   Options Outstanding                    Options Exercisable
    --------------------------------------------------- ------------------------
                  Outstanding    Wtd. Avg.               Exercisable
                     As of       Remaining                 As of
     Range of     March 31,    Contractual    Wt. Avg.    March 31,     Wt. Avg.
     Ex. Price        2001          Life     Ex. Price      2001       Ex. Price
    ------------  ------------- ------------- --------- --------------  --------
    $2.00-2.50       192,500        7.9        $ 2.19       143,125      $2.19
    $2.50-3.00       239,400        3.1        $ 2.63       236,900      $2.63
    Over $3.00       261,000        9.8        $ 4.24        53,750      $4.24
                  -------------                         --------------
    $2.19-16.55
                     692,900        5.7        $ 3.11       433,775      $2.68
                  =============                         ==============


The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for awards in 2001 and 2000 respectively: risk-free interest rates of 6.18% and 6.05%, expected volatility of approximately 50% and 50%, expected lives of 5.95 and 9.76 years and no expected dividend yields.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

NOTE 8 - COMMITMENTS AND CONTINGENCIES

(a)  Operating Leases

The Company leases certain real estate, office space, vehicles and equipment under noncancellable operating leases expiring at various dates through 2008. Rent expense amounted to approximately $2,900,000 for 2001 and $3,300,000 for 2000, and 1999, respectively. At March 31, 2001 the minimum rental payments under these leases are as follows:

                          2002                $   3,016,205
                          2003                    1,549,921
                          2004                      972,151
                          2005                      581,987
                          2006 and thereafter       451,367

(b)       Capital Leases

In January 2001, the Company acquired $611,456 of vehicles under a capital lease with an annual interest rate of approximately 7.5%. Accumulated depreciation as of March 31, 2001 is $102,636.

Future minimum lease payments are as follows:

              Year Ending March 31,             Amount
                                           ----------------
              2002                          $     316,759
              2003                                169,955
              2004                                 58,552
              2005                                  4,553
                                           ----------------
                                                  549,819
              Less: amount representing           (40,999)
              interest
                                           ----------------
              Present value of minimum
              lease payments                      508,820
              Less: current portion               289,900
                                           ----------------
                                            $     218,920
                                           ================

(c)   Employment Contracts

The Company has an employment contract with an officer. In connection with this contract, the Company is contractually obligated to pay an annual base salary of $190,000 for one year with automatic one year renewals. In addition, the agreement contains contingent obligations associated with performance bonuses and severance.

(d)  Medical Malpractice Claims

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

(e)  Workers' Compensation and Auto Liability

The Company secures workers' compensation and auto liability insurance which provides coverage in excess of certain per occurrence and aggregate limits. In addition, the Company has purchased umbrella excess liability coverage. As of March 31, 2001, the Company has posted a letter of credit to meet insurance company requirements associated with such claims in the amount of $2.4 million. In prior periods, such funds were required to be escrowed to fund a certain level of liability associated with such claims. Management provides for an estimated liability for such programs.

(f)   Legal Proceedings

The Company is currently, and from time to time, subject to claims and suits arising in the ordinary course of its business, including claims for damages for personal injuries. In the opinion of management, the ultimate resolution of any of these pending claims and legal proceedings will not have a material effect on the Company's financial position or results of operations.

On January 26, 1994 Franklin Capital Associates L.P. (Franklin), Aetna Life and Casualty Company and Aetna Casualty and Surety Company shareholders, who at one time held approximately 320,000 shares of the Company's common stock (approximately 13% of shares outstanding) filed suit in Chancery Court of Williamson County, Tennessee claiming unspecified damages not to exceed three million dollars in connection with registration rights they received in the Company's acquisition of certain home health operations in February 1991. The 1994 suit alleged that the Company failed to use its best efforts to register the shares held by the plaintiffs as required by the merger agreement. The Company settled with both Aetna parties shortly before the case went to trial in February 2000. In mid-trial Franklin voluntarily withdrew its complaint reserving its legal rights to bring a new suit as allowed under Tennessee law. In May 2000, Franklin refiled its lawsuit. The Company believes it has meritorious defenses to the claims and does not expect that the ultimate outcome of the suit will have a material impact on the Company's results of operations, liquidity or financial position. The Company plans to vigorously defend its position in this case. Estimated costs of litigation have been included in the Company's one-time charge for discontinuing its home health operations recorded in September 1999.

NOTE 9 - ACQUISITIONS

During fiscal 2001, the Company acquired one adult day care center for $45,000, all of which has been accounted for as cost in excess of net assets acquired (goodwill). This cost is being amortized on a straight line basis over its estimated useful life (ten years) (see also Note 1). The impact of the above acquisition was not significant for any of the periods presented and, accordingly, proforma amounts are not presented illustrating the effects of such acquisitions.

NOTE 10 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for years ended March 31, 2001 and 2000 are as follows (in thousands except per share data):


                                   2001                                        2000
                  -------------------------------------------  -------------------------------------
                   First       Second      Third     Fourth     First    Second     Third    Fourth
                  -------------------------------------------  -------------------------------------

Net Revenues        $11,776     $12,545   $12,621   $12,738   $10,335   $11,105  $11,885    $11,399
Gross Profit          1,856       2,375     2,177     1,927     1,717     2,025    2,049      1,602
Net Income (Loss) -
 Continuing Operations  291         504       438       369         3       199      234       (261)
Net Income (Loss)       291         504       666       751        59    (4,775)     234       (261)

Continuing
Operations
Net Income (Loss)
Per Share
     Basic             0.09        0.16      0.14      0.12      0.00      0.06     0.08      (0.08)
     Diluted           0.09        0.15      0.13      0.11      0.00      0.06     0.08      (0.08)

Net Income (Loss)
Per Share
     Basic             0.09        0.16      0.21      0.24      0.02     (1.53)    0.08      (0.08)
     Diluted           0.09        0.15      0.20      0.23      0.02     (1.53)    0.08      (0.08)

NOTE 11 - DISCONTINUED OPERATIONS

As part of a formal plan of separation, the Company on November 12, 1999 sold its product operations (consisting of infusion therapy and respiratory and medical equipment businesses) to Lincare Holdings, Inc. in an asset sale for $14.5 million and is pursuing available strategic alternatives to complete the separation of its visiting nurse operations. Proceeds from the sale were used to repay obligations outstanding under the Company's bank line of credit. As a result of the operational separations, the Company has recorded a one-time net of tax charge of approximately $5 million or ($1.60) in the quarter ended September 30, 1999. This charge reduced the book value of the operations to their expected net realizable value, provides for losses on fulfilling certain obligations and close down costs and includes the estimated future operating results of the visiting nurse operations prior to separation. These changes have been accounted for as discontinued operations in the accompanying financial statements.

The estimated loss on disposal of discontinued operations reflected in the accompanying financial statements includes management's estimate of the results of operating the visiting nurse segment prior to disposal and the estimated financial results of such disposal based on information currently available. The Company's decisions with respect to the visiting nurse operations resulted from changes in Medicare reimbursement brought about by the Balanced Budget Act of 1997 (the BBA) and its resulting impact on the home health market place and the Company. The BBA included a requirement for implementation of a prospective payment system or "PPS" which would not be cost-based, no later than October 1, 2000. PPS went into effect on that date.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - DISCONTINUED OPERATIONS (continued)
Although discontinued operations accounting treatment is being used for this segment, these earnings are reported in the Company's income statement for the second half of fiscal 2001. Under discontinued operations accounting rules, losses incurred in the comparable periods of last year and in the first half of this year were previously provided for in the one-time charge recorded in our fiscal 2000 year. Thus, in the table shown below the line "Less previously provided" reduces the reported operating losses for the first half to zero.

The BBA and subsequent amendments, as they currently stand, call for a reduction in PPS reimbursement rates of 15% effective October 1, 2002. The Federal budget for the coming federal fiscal year is currently being developed in Congress and legislative proposals have been made to eliminate, and/or postpone this reduction. However, unless Congress and the President change the law as it currently exists, the 15% rate cut will take place on October 1, 2002. The Company is unable to predict whether such a rate cut will take place. Should such a rate cut take place, it would have a material adverse effect on the financial performance and the potential disposition value of the VN business segment. The Company is continuing to evaluate its strategic alternatives for this business segment, the outcome of which will be highly dependant upon the resolution of the 15% rate cut issue.

Revenues from discontinued operations were approximately $25,534,000, $46,742,000 and $57,542,000 for the years ended March 31, 2001, 2000 and 1999 respectively. Accordingly, interest expense has been allocated to discontinued operations in the amounts of $741,000, $612,700, and $1,034,000 for the years ended March 31, 2001, 2000 and 1999 respectively.

The accompanying balance sheets include net current assets and liabilities of discontinued operations, consisting primarily of accounts receivable, inventory, accounts payable and accrued liabilities, and long term assets of discontinued operations consisting primarily of property, and equipment, net of accumulated depreciation and goodwill.


                            Discontinued Operations - Statements of Operations
                                                2001
                             --------------------------------------------------
                        With PPS      Before PPS
                       10/1/00 to      4/1/00 to
                         3/31/01        9/30/00         Total           2000          1999
                       -------------  -------------  -----------   -------------  ------------

Revenues                  $13,419,967    $12,114,361   $25,534,328     $46,742,259    $57,542,296
Operating Expenses         12,091,013     12,941,886    25,032,899      49,703,381     56,200,374
Goodwill/Restructuring
Charge                              -              -             -               -      7,702,902
Interest Expense              380,235        361,542       741,777         612,700      1,034,481
                         -------------  ------------  --------------  -------------    -----------
Pre-tax Income (loss)         948,719     (1,189,067)     (240,348)     (3,573,822)    (7,395,461)
Income Taxes                  338,734       (451,845)     (113,111)     (1,501,005)    (1,924,156)
                         -------------  ------------  --------------  -------------    -----------
Net Income before
Accounting Change             609,985       (737,222)     (127,237)     (2,072,817)    (5,471,305)
Accounting Change                   -              -             -               -       (210,541)
                         -------------  ------------  --------------  -------------    -----------
Net Income (loss)             609,985       (737,222)     (127,237)     (2,072,817)    (5,681,864)
Less previously provided            -       (737,222)     (737,222)     (2,154,541)             -
                         -------------  ------------  --------------  -------------    -----------
Shown in accompanying
Statements of Operations  $   609,985    $         -   $   609,985      $   81,724   $ (5,681,864)
                         =============  ============   ==============  =============  ============


                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - DISCONTINUED OPERATIONS (continued)

             Discontinued Operations - Balance Sheet Information

                                     2001                  2000
                               ------------------    ------------------
Accounts Receivable               $  8,857,407         $   8,308,894
Other Current Assets                 1,273,017             1,152,631
Current Liabilities                  3,870,271             6,428,495
Revolving Credit Facility            5,780,392             2,506,403
Long-Term Liabilities                  479,761               526,627
                               ------------------    ------------------
   Net Assets Held for Sale       $          -         $           -
                               ==================    ==================

For the year ended March 31, 2001, discontinued operations cash used in operating activities was $2,469,486, cash used in investing activities was $757,637, and cash provided by financing activities was $3,227,123.

NOTE 12 - STOCK AND WARRANT REDEMPTION

In March 2001, the Company redeemed 748,501 shares of common stock and a warrant to purchase 200,000 shares of common stock (at an exercise price of $12.50 per share). The Company's cost of redemption totaled approximately $5.1 million. As of March 31, 2001 a total of 2,510,062 common shares were outstanding.

NOTE 13 - SUBSEQUENT EVENT - DEBT REFINANCING

Prior to May 30, 2001, the Company had a $20 million revolving credit facility with Bank One Kentucky, NA. The facility had an expiration date of January 10, 2002. On May 30, 2001 the facility was replaced with a $22.5 million facility with similar terms and conditions with a new expiration date of June 30, 2003. The credit facility bears interest at prime plus a margin (ranging from 0% to 1.0%, currently 0.50%) dependent upon total leverage and is secured by substantially all assets and the stock of the Company's subsidiaries. Borrowings are available equal to the greater of: a) a multiple of earnings before interest, taxes, depreciation and amortization (as defined) or, b) an asset based formula, primarily based on accounts receivable. Borrowings under the facility may be used for working capital, capital expenditures, development and growth of the business and other corporate purposes. As of May 30, 2001 the formula permitted up to a total of $21 million to be used of which approximately $12.4 million was drawn or committed.

                   Report of Independent Public Accountants


To the Stockholders of Almost Family, Inc.:


We have audited the accompanying consolidated balance sheets of Almost Family, Inc. (a Delaware corporation) and subsidiaries as of March 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.



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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Almost Family, Inc. and subsidiaries as of March 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States.




ARTHUR ANDERSEN LLP

Louisville, Kentucky
May 14, 2001
(except with respect to the matter discussed in Note 13, as to which the date is May 30, 2001)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to the Company's directors and executive officers.


Name                             Age         Position with the Company
--------------------------------------------------------------------------------
William B. Yarmuth (1)             49          Chairman  of  the  Board
President                                       and Chief Executive Officer
C. Steven Guenthner (2)            40          Senior  Vice   President
                                                and Chief Financial Officer
Mary A. Yarmuth (3)                55          Senior Vice President -
                                                Service Development

Todd Lyles (4)                     39          Senior Vice President -
                                                Operations
Steven B. Bing (5)                 54          Director
Donald G. McClinton (6)            67          Director
Tyree G. Wilburn (7)               48          Director
Jonathan Goldberg (8)              49          Director
Wayne T. Smith (9)                 55          Director
W. Earl Reed, III (10)             49          Director

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

 (4) P. Todd Lyles joined the Company as Senior Vice President Planning and Development in October 1997 and now serves as Senior Vice President - Operations with responsibility for the Company's Kentucky, Indiana and Ohio operations. Prior to joining the Company Mr. Lyles was Vice President Development for the Kentucky Division of Columbia/HCA, a position he had held since 1993. Mr. Lyles experience also includes 8 years with Humana Inc. in various financial and hospital management positions.

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

(6) Donald G. McClinton was elected a director in October 1994. From 1986 to 1994, Mr. McClinton was co-chairman of Interlock
      Industries, Inc., a privately held company engaged in metal fabrication, corrugated container manufacturing, aluminum processing and transportation. Presently, Mr. McClinton is President and part owner of Skylight Thoroughbred Training Center, Inc., a thoroughbred training center. He is also a director of Jewish Hospital Systems, Inc., and Mid-America Bancorp.


(7) Tyree G. Wilburn was elected a director in January 1996. Mr. Wilburn is a private investor. From 1992 to 1996, Mr. Wilburn was Chief Development Officer of Community Health Systems, Inc. and, most recently, Executive Vice President and Chief Financial and Development Officer. From 1974 to 1992 Mr. Wilburn was with Humana Inc. where he held senior and executive positions in mergers and acquisitions, finance, planning, hospital operations, audit and investor relations. He is also a director of several private companies.


(8) Jonathan Goldberg was elected a director in February 1997. Mr. Goldberg is the managing partner of the law firm of Goldberg and Simpson and has served in that capacity for the last ten years.

(9) Wayne T. Smith was elected a director in March 1997. Mr. Smith is President and Chief Executive Officer of Community Health Systems, Inc. Mr. Smith was President, Chief Operating Officer and a member of the Board of Directors of Humana, Inc. from 1993 to 1996 and served with Humana from 1973 to 1993 in various capacities, including numerous vice president and divisional president positions.

(10) W. Earl Reed, III was elected a director in November, 2000. Mr. Reed has served as Chairman, President and Chief Executive Officer of Rehab Designs of America, a private venture-capital backed orthotics and prosthetics healthcare company since March 1, 2000. Mr. Reed has been a partner with The Allegro Group, a healthcare financial advisory firm which advises public and private healthcare organizations since September, 1998. From 1987 to 1998, Mr. Reed was Chief Financial Officer and member of the board of directors of Vencor, Inc.

COMPLIANCE WITH SECTION 16 (a) OF THE SECURITIES EXCHANGE ACT OF 1934
                                                                     -

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth information concerning compensation paid by the Company for services rendered in all capacities during the last three fiscal periods to the Chief Executive Officer and the most highly compensated executive officers during fiscal year 2001.


------------------------------------------------------------------------------

                           Summary Compensation Table

                                                              Long-Term
                                                            Compensation
                                                           --------------
                                                             Securities
                                                             Underlying
   Name and Principal                                         Options/
        Position                Year  Salary      Bonus   (No. of Shares)
-------------------------      ------ ------     ------    ---------------

William B. Yarmuth               2001 $190,000   $99,750       100,000
Chairman of the Board,           2000  190,000    50,000 (1)         0
President and Chief              1999  190,000         0       100,000
Executive Officer

C. Steven Guenthner              2001  136,638    51,736        20,000
Senior Vice President,           2000  132,121    25,000 (1)         0
Secretary/Treasurer and          1999  130,050         0        20,000
Chief Financial Officer

Mary A. Yarmuth                  2001  136,638    51,736        20,000
Senior Vice President -          2000  132,121         0             0
Service Development              1999  130,050         0        20,000

Patrick T. Lyles                 2001  126,079    31,826        10,000
Senior Vice President            2000  121,911    25,000 (1)         0
                                 1999  120,000         0        15,000


------------------------------------------------------------------------------

    (1) Bonuses for these individuals were awarded by the Board for the successful sale of the product operations in November 1999.

Option Grants in Fiscal 2001
Set forth below is information with respect to grants of stock options in fiscal 2001 to the executive officers named in the Summary Compensation Table.


---------------------------------------------------------------------------------------------------
                                                                  Potential Realizable Value at
                                                                 Assumed Annual Rates of Stock
                    Number of   Percent of Total                     Price Appreciation For Option
                     Shares     Options Granted                              Term
                    Underlying  to Employees in   Exercise or  Expiration
      Name          Options       Fiscal Year     Base Price     Date       5%       10%
------------------  --------  ------------------  ----------   --------  -------  --------

William B. Yarmuth   100,000       46.5%           $4.25      2/4/2001  $267,280  $677,341

C. Steven Guenthner   20,000        9.3%           $4.25      2/4/2001  $ 53,456  $135,468

Mary A. Yarmuth       20,000        9.3%           $4.25      2/4/2011  $ 53,456  $135,468

Patrick T. Lyles      10,000        4.7%           $4.25      2/4/2011  $ 26,728  $ 67,734

---------------------------------------------------------------------------------------------------


Compensation of Directors

Directors who are not also employees of the Company are entitled to compensation at a rate of $2,000 for each Board of Directors meeting attended and $500 for each committee meeting attended that is scheduled independently. In addition, non-employee directors are eligible to receive stock options under the Almost Family, Inc. 1993 Stock Option Plan for Non-Employee Directors (the "Directors' Plan") adopted by the Board on February 17, 1993, and subsequently approved by stockholders. Pursuant to the terms of the Directors' Plan, Mr. Reed was granted options to purchase 10,000 shares of the Company's Common Stock at $3.88 per share. Each non-employee director was granted options to purchase 6,000 shares of the Company's common stock at $4.25 per share on February 5, 2001.The Directors' options vest 25%, the day following six months after the date of grant, and 25% on each of the first, second, and third anniversary dates of the grant.

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


------------------------------------------------------------------------------
  Aggregate Option Exercises in Last Fiscal Year and Year-End Option Values

Set forth below is information with respect to unexercised stock options held by the executive officers named in the Summary Compensation Table at March 31, 2001.

---------------------------------------------------------------------------------------------------



                                                                            Value of Unexercised
                        Shares                  Number of Unexercised       in-the-Money Options
                       Acquired               Options at Fiscal Yearend      at Fiscal Yearend(1)
                           on       Value     -------------------------   --------------------------
     Name              Exercise    Realized  Exercisable  Unexercisable   Exercisable  Unexercisable
---------------        --------    --------  ---------    -------------   -----------  -------------

William B. Yarmuth       100,000  $217,438     150,000     $100,000        $517,938      $239,563

C. Steven Guenthner            0         0      55,000       20,000         191,213        47,913

Mary A. Yarmuth                0         0      59,000       20,000         205,233        47,913

Patrick T. Lyles               0         0      33,750       11,250         119,153        28,884




   (1) These amounts represent the market value less the exercise price. The market value of the common stock was $6.13 based on the closing price per share at March 31, 2001, on the NASDAQ SmallCap System.


-----------------------------------------------------------------------------------------------------

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Based on information filed with the Securities and Exchange Commission and the Company's stock records, the following table sets forth the beneficial ownership of the Common Stock as of March 31, 2001, by (I) beneficial owners of more than five percent of the Common Stock, (ii) each director and nominee for director,
(iii) current named executive officers and (iv) all directors and officers of the Company as a group.

                                                     Shares of Capital
                                                  Stock Beneficially Owned (1)
------------------------------------------------------------------------------
Name and Address                           Amount and Nature       Percentage
Directors and Executive Officers        of Beneficial Ownership     of Class
--------------------------------        -----------------------    ----------
William B. Yarmuth                           530,972   (2)            19.46%
100 Mallard Creek Road, Suite 400
Louisville, KY 40207
Mary A. Yarmuth                              530,972   (3)            19.46%
C. Steven Guenthner                           82,841   (4)             3.22%
Steven B. Bing                                12,340   (5)             *
Donald G. McClinton                           33,808   (6)             1.33%
Tyree Wilburn                                 21,500   (7)             *
Jonathan Goldberg                             22,218   (8)             *
Wayne Smith                                  115,573   (9)             4.55%
W. Earl Reed, III                             40,000                   1.59%
Patrick T. Lyles                              44,796  (10)             1 75%
Directors and Officers
as a Group (10 Persons)                      904,048  (11)            31.21%

Additional Five Percent Beneficial Owners
Heartland Advisors, Inc.                     308,900                  12.26%
790 North Milwaukee Street
Milwaukee, WI 53202

Yarmuth Family Limited Partnership           157,723  (12)             6.26%
100 Mallard Creek Road, Suite 400
Louisville, KY 40207
------------------------------------------------------------------------------

David T. Russell, PhD
2001 East Jackson Street
Bloomington, IL  61701                       202,545                   8.04%
* Represents less than 1% of the class.

(1) Based upon information furnished to the Company by the named persons, and information contained in filings with the Securities and Exchange Commission (the "Commission"). Under the rules of the Commission, a person is deemed to beneficially own shares over which the person or group has or shares voting or investment power or has the right to acquire beneficial ownership within 60 days, and such shares are deemed to be outstanding for the purpose of computing the percentage beneficially owned by such person or group. Unless otherwise indicated, the named person has the sole voting and investment power with respect to the number of shares of Common Stock set forth opposite such person's name.

(2) Includes 8,886 shares as to which Mr. Yarmuth shares voting and investment powers as a family trust and options for 150,000 shares vested and exercisable, and 59,000 exercisable options owned by Mrs. Yarmuth in addition to 32,427 shares owned directly by Mrs. Yarmuth.

(3)   Includes the same ownership components as stated for Mr. Yarmuth.

(4)   Includes 55,000 shares subject to currently exercisable options.

(5)   Includes 12,000 shares subject to currently exercisable options.

(6) Includes 12,000 shares subject to currently exercisable options and 7,308 phantom shares within the Non-employee Deferred Compensation Plan.

(7)   Includes 11,500 shares subject to currently exercisable options.

(8) Includes 11,000 shares subject to currently exercisable options and 7,218 phantom shares within the Non-employee Directors Deferred Compensation Plan.

(9) Includes 11,000 shares subject to currently exercisable options and 6,448 phantom shares within the Non-employee Directors Deferred Compensation Plan.

(10)  Includes 33,750 shares subject to currently exercisable options.

(11) Includes currently exercisable options held by all directors and officers as a group to purchase 355,250 shares of Common Stock and 20,974 shares held by Non-employee Directors within the Non-employee Directors Deferred Compensation Plan.

(12) Robert N. Yarmuth is the general partner and is the brother of William B. Yarmuth.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

PART IV

Item 14.  Exhibits and  Financial  Statement  Schedules and Reports on Form
8-K.

                                                                Page Number
                                                                ------------
(a)(1)    Index to Consolidated Financial Statements

          Consolidated Statements of Operations for the three years
               ended March 31, 2001, 2000, and 1999                    25
          Consolidated Balance Sheets - March 31, 2001 and 2000        26
          Consolidated Statements of Stockholders' Equity for
               the three years ended March 31, 2001, 2000, and 1999    27
          Consolidated Statements of Cash Flows for the three years
               ended March 31, 2001, 2000, and 1999                    28
          Notes to Consolidated Financial Statements                30 - 41
          Report of Independent Public Accountants                     42

(a)(2)            Index to Financial Statement Schedule

          Report of Independent Public Accountants                     55
          Schedule II - Valuation and Qualifying Accounts              S-1


All other Schedules have been omitted because they are either not required, not applicable or, the information has otherwise been supplied in the financial statements or notes thereto.

   Exhibit
   Number                  Description of Exhibit
  --------                 ----------------------

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

     10.9   Management Services Agreement between the Company and
            Columbia/HCA Healthcare Corporation

     10.10 Asset Purchase Agreement between the Company and Home Care Solutions, Inc.

     10.11  Asset Purchase Agreement between the Company and Metro Home
            Care, Inc.

     10.12 Asset Purchase Agreement between the Company and Visiting Nurse Association of Palm Beach County, Inc.

     10.13* Loan Agreement between the Company and Bank One, KY.

     10.14* Stock Purchase Agreement between the Company and HealthSouth
            Corporation.

     22*    List of Subsidiaries of Almost Family, Inc.

     23*    Consent of Arthur Andersen LLP

(b)  Reports on Form 8-K

     None

(c)  Exhibits

     Described in Item 14(a)(3) of this report

(d)  Financial Statement Schedules

     Described in Item 14(a)(2) of this report



*Denotes filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALMOST FAMILY, INC.
June 20, 2001

S/ William B. Yarmuth                        June 20, 2001
----------------------------------------------------------
  William B. Yarmuth
  Chairman, President and  Chief Executive Officer

S/ C. Steven Guenthner                       June 20, 2001
----------------------------------------------------------
  C. Steven Guenthner
  Senior Vice President and  Chief Financial Officer
  (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below the following persons in the capacities and on the dates indicated:

S/ William B. Yarmuth                        June 20, 2001
----------------------------------------------------------
  William B. Yarmuth                               Date
  Director


S/ Donald G. McClinton                       June 20, 2001
----------------------------------------------------------
  Donald G. McClinton                              Date
  Director

S/ Steven B. Bing                            June 20, 2001
----------------------------------------------------------
  Steven B. Bing                                   Date
  Director

S/ Tyree Wilburn                             June 20, 2001
-----------------------------------------------------------
  Tyree Wilburn                                    Date
  Director

S/ Jonathan Goldberg                         June 20, 2001
-----------------------------------------------------------
  Jonathan Goldberg                                Date
  Director

S/ Wayne T. Smith                            June 20, 2001
----------------------------------------------------------
  Wayne T. Smith                                   Date
  Director

S/ W. Earl Reed, III                         June 20, 2001
----------------------------------------------------------
  W. Earl Reed, III                                Date
  Director

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



                                             ARTHUR ANDERSEN LLP


Louisville, Kentucky
May 14, 2001
(except with respect to the
matter discussed in Note 13,
as to which the date is May 30, 2001)


                                       S-1
                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                   SCHEDULE II

         Col. A              Col. B           Col. C             Col. D        Col. E
         ------              ------           ------             ------        ------

                                                      Additions
                                              ----------------------
                                              (1)
                              Balance at   Charged to   Charged to               Balance
                            Beginning of     Costs      Other         (2)        at End
     Description               Period    and Expenses   Accounts   Deductions   of Period
  ------------------------   ----------- ------------ ----------- -----------  ----------

  Year ended March 31, 2001:
    Allowance for bad debts   $  862,156      $566,601             $  335,273    $1,093,484
                               =========      ========             ==========    ==========
  bad debts

  Year ended March 31, 2000:
    Allowance for bad debts   $  598,656      $940,390             $  676,890    $  862,156
                               =========      ========             ==========    ==========
  Year ended March 31, 1999:
    Allowance for bad debts   $1,054,988      $916,876             $1,373,208    $  598,656
                              ==========      ========             ==========    ==========

(1)       Charged to bad debt expense.
(2)       Write-off of accounts.



                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                 LIST OF SUBSIDIARIES AS OF MARCH 31, 2001

                                   EXHIBIT 22

Subsidiaries of Almost Family, Inc.
   Adult Day Care of America, Inc.                       Adult Day Care of Louisville, Inc.
   Adult Day Care of Maryland, Inc.                      HouseCalls, Inc.
   Adult Day Clubs of America Joint Venture, Ltd.        SEI PublishingCorporation
   National Health Industries, Inc.                      HHJC Holdings, Inc.
   Pro-Care Home Health of Broward, Inc.


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


                                                                 Exhibit 23

                 CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation of our reports included in this Form 10-K, into the Company's previously filed Registration Statement File No. 33-33601 relating to the Company's Incentive Stock Option Plan, Registration Statement File No. 33-81122 related to the 1987 Supplemental Nonqualified Stock Option Plan, Registration Statement No. 33-10815 1987 Nonqualified Stock Option Plan, Registration Statement No. 33-881100 related to the 1993 Non-Employee Directors Stock Option Plan, Registration Statement No. 33-81124 related to the 1991 Long-Term Incentive Plan, and Registration Statement File No. 333-43631 related to the Non-Employee Directors Deferred Compensation Plan.


                                                   ARTHUR ANDERSEN LLP


Louisville, Kentucky
June 20, 2001