Form 10-Q
period 2001-06-30
ALMOST FAMILY INC
filed 2001-08-01
CIK 799231

1



                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


        [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

                      Class of Common Stock $.10 par value

                  Shares outstanding at June 30, 2001 2,493,862

                      ALMOST FAMILY, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX


      Part I.      Financial Information

           Item 1. Financial Statements

                    Consolidated Balance Sheets as of June 30, 2001
                    and March 31, 2001                                    3

                    Consolidated Statements of Operations for the Three
                    Months ended June 30, 2001 and 2000                   4

                    Consolidated Statements of Cash Flows for the Three
                    Months ended June 30, 2001 and 2000                   5

                    Notes to Interim Consolidated Financial Statements   6-9

            Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                 10-16

            Item 3. Quantitative and Qualitative Disclosures About Market
                    Risk                                                 17

      Part II.      Other Information

                    Items 1 through 6                                    18

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                       INTERIM CONSOLIDATED BALANCE SHEETS




                      ASSETS                   June 30, 2001    March 31, 2001
                      ------                    -------------  ---------------
                                                  (UNAUDITED)
  CURRENT ASSETS:
     Cash and cash equivalents                    $    840,262   $  2,490,600
     Accounts receivable - net                       7,532,705      7,186,387
     Prepaid expenses and other current assets       1,262,569      1,235,584
     Deferred tax assets                               688,812        525,257
     Net assets of discontinued operations                   -              -
                                                  -------------  -------------

          TOTAL CURRENT ASSETS                      10,324,348     11,437,828

  PROPERTY AND EQUIPMENT - NET                       5,249,575      4,685,832

  COST IN EXCESS OF NET ASSETS ACQUIRED - NET        2,450,756      2,477,341

  DEFERRED TAX ASSETS                                2,009,485      2,184,348

  OTHER ASSETS                                         822,680        832,275

  LONG TERM ASSETS OF DISCONTINUED OPERATIONS, NET           -              -

                                                  -------------  -------------
                                                  $  20,856,844  $  21,617,624
                                                  =============  =============


       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------
  CURRENT LIABILITIES:
     Accounts payable and accrued liabilities     $  5,661,123   $  5,913,669
     Current portion - capital lease obligation        289,900        289,900
                                                  -------------  -------------
                                                     5,951,023      6,203,569
                                                  -------------  -------------


  LONG-TERM LIABILITIES:
     Revolving Credit Facility                       4,852,206      6,010,247
     Capital Lease Obligation                          130,440        218,920
     Other liabilities                                 628,139        629,616
                                                  -------------  -------------

            TOTAL LONG-TERM LIABILITIES              5,610,785      6,858,783
                                                  -------------  -------------

            TOTAL LIABILITIES                       11,561,808     13,062,352
                                                  -------------  -------------


  COMMITMENTS AND CONTINGENCIES

  STOCKHOLDERS' EQUITY:
       Common stock, par value $0.10; authorized
        10,000,000 shares; 3,289,997 issued
        and outstanding                                 329,000        329,000
       Treasury stock, at cost, 796,112 and
        779,912 shares                               (5,380,457)    (5,266,919)
       Additional paid-in capital                    25,731,726     25,731,726
       Accumulated deficit                          (11,385,233)   (12,238,535)
                                                  -------------  -------------

            TOTAL STOCKHOLDERS' EQUITY                9,295,036      8,555,272
                                                  -------------  -------------
                                                  $  20,856,844  $  21,617,624
                                                  =============  =============





            See accompanying notes to interim consolidated financial statements.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   Three Months Ended
                                               -----------------------------
                                               June 30, 2001   June 30, 2000
                                               -------------  --------------

   Net revenues                                 $12,555,117    $ 11,776,440
   Cost of sales and services                    10,346,112       9,725,079
   General and administrative expenses            1,119,618       1,093,392
   Depreciation and amortization expense            229,606         264,558
   Provision for uncollectible accounts             137,104         133,873
                                               -------------   -------------
   Income before other income (expense) and         722,677         559,538
   income taxes

   Other income (expense):
    Interest expense                               (115,386)        (13,908)
                                               -------------   -------------
   Income before income taxes                       607,291         545,630

   Income tax expense                               253,306         254,916
                                               -------------  -------------
     Net income from continuing operations          353,985         290,714
   Discontinued operations:
     Net income from operations net of
      applicable income taxes of $360,981           499,710               -
     Estimated loss on disposal, net of
      applicable income taxes                             -               -
                                               -------------   -------------
   Net income                                     $ 853,695      $   290,714
                                               =============   =============

   Per share amounts - Basic:
         Average shares outstanding - Basic       2,505,435        3,141,186

          Net income from continuing operations $ 0.14 $ 0.09 Discontinued operations
             Income from operations, net of
             applicable income taxes                   0.20               -
                                               -------------   -------------
           Net income                             $    0.34     $      0.09
                                               =============   =============

   Per share amounts - Diluted:
         Average shares outstanding - Diluted     2,884,467       3,173,501

          Net income from continuing
           operations                             $    0.12      $     0.09
          Discontinued operations
           Income from operations, net of
            applicable income taxes                    0.17               -
                                                   ------------   -----------
           Net income                             $    0.30      $     0.09
                                                   ============   ===========








            See accompanying notes to interim consolidated financial statements.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                   Three months Ended
                                             -------------------------------
                                             June 30, 2001     June 30, 2000
                                             --------------- ---------------

  Cash flows from operating activities:
  Net income                                  $     853,695   $     290,714
    Less net income from discontinued
     operations                                     499,710               -
                                             --------------- ---------------
  Net income from continuing operations             353,985         290,714
   Adjustments to reconcile net income to
    net cash provided by operating activities:
       Depreciation and amortization                229,606         264,558
       Provision for uncollectible accounts         137,104         133,873
       Deferred taxes                                11,308               -
                                             --------------- ---------------
                                                    732,003         689,145

       Change in certain net assets
       (Increase) decrease in:
           Accounts receivable                     (483,420)       (138,403)
           Prepaid expenses and other
            current assets                          (30,817)       (396,298)
       Increase (decrease) in:
           Accounts payable and accrued
            liabilities                            (252,948)       (202,988)
                                             --------------- ---------------
         Net cash provided (used) by
          operating activities                      (35,182)        (48,544)
                                             --------------- ---------------

  Cash flows from investing activities:
       Capital expenditures                        (762,932)       (259,742)
       Other assets                                   9,596         (55,232)
       Goodwill                                           -          (5,000)
                                             --------------- ---------------
          Net cash used by investing
           activities                              (753,336)       (319,974)
                                             --------------- ---------------

  Cash flows from financing activities:
       Net revolving credit facility
        borrowings (payments)                    (1,158,035)       (377,115)
       Principal payments on capital leases         (88,480)              -
       Repurchase of common shares                 (113,538)              -
       Other                                         (1,477)          7,663
                                             --------------- ---------------
          Net cash used by financing
           activities                            (1,361,530)       (369,452)
                                             --------------- ---------------

  Cash flows provided (used) by                     499,710               -
  discontinued operations
                                             --------------- ---------------

  Net increase (decrease) in cash                (1,650,338)       (737,970)

  Cash and cash equivalents at beginning of       2,490,600       1,427,537
  period
                                             --------------- ---------------

  Cash and cash equivalents at end of period  $     840,262   $     689,567
                                             =============== ===============






            See accompanying notes to interim consolidated financial statements.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                    NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

     The accompanying interim consolidated financial statements for the three months ended June 30, 2001 and 2000 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. Accordingly, the reader of this Form 10-Q is referred to the Company's Form 10-K for the year ended March 31, 2001 for further information. In the opinion of management of the Company, the accompanying unaudited interim financial statements reflect all adjustments (consisting of normally recurring adjustments) necessary to present fairly the financial position at June 30, 2001 and the results of operations and cash flows for the periods ended June 30, 2001 and 2000.

     The results of operations for the three months ended June 30, 2001 are not necessarily indicative of the operating results for the year.

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

     Franklin
     On January 26, 1994 Franklin Capital Associates L.P., Aetna Life and Casualty Company and Aetna Casualty and Surety Company, shareholders, who at one time held approximately 320,000 shares of the Company's common stock (approximately 13% of shares outstanding) filed suit in Chancery Court of Williamson County, Tennessee claiming unspecified damages not to exceed three million dollars in connection with registration rights they received in the Company's acquisition of certain home health operations in February 1991. The 1994 suit alleged that the Company failed to use its best efforts to register the shares held by the plaintiffs as required by the merger agreement. The Company settled with Aetna shortly before the case went to trial in February 2000. In mid-trial Franklin voluntarily withdrew its complaint reserving its legal rights to bring a new suit as allowed under Tennessee law. In May 2000, Franklin re-filed its lawsuit. The Company believes it has meritorious defenses to

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                     NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


2.   COMMITMENTS AND CONTINGENCIES (continued)

     the claims and does not expect that the ultimate outcome of the suit will have a material impact on the Company's results of operations, liquidity or financial position.

     The Company plans to vigorously defend its position in this case. Estimated costs of litigation have been included in the Company's one-time charge for discontinuing its home health operations recorded in September 1999.

3.   FINANCIAL STATEMENT RECLASSIFICATIONS

      Certain amounts have been reclassified in the 2001 financial statements in order to conform to the 2000 presentation. Such reclassifications had no effect on previously reported net income (loss).

4.   DISCONTINUED OPERATIONS

      As part of a formal plan of separation, the Company on November 12, 1999 sold its product operations (consisting of infusion therapy and respiratory and medical equipment businesses) to Lincare Holdings, Inc. in an asset sale for $14.5 million and is pursuing available strategic alternatives to complete the separation of its visiting nurse operations. Proceeds from the sale were used to repay obligations outstanding under the Company's bank line of credit. As a result of the operational separations, the Company has recorded a one-time net of tax charge of approximately $5 million or ($1.60) in the quarter ended September 30, 1999. This charge reduced the book value of the operations to their expected net realizable value, provides for losses on fulfilling certain obligations and close down costs and includes the estimated future operating results of the visiting nurse operations prior to separation. As a result the visiting nurse operations are being accounted for as discontinued operations in the accompanying financial statements.

      The estimated loss on disposal of discontinued operations reflected in the financial statements for the fiscal year ended March 31, 2000 included management's estimate of the results of operating the visiting nurse segment prior to disposal and the estimated financial results of such disposal based on information then available. The Company's decisions with respect to the visiting nurse operations resulted from changes in Medicare reimbursement brought about by the Balanced Budget Act of 1997 (the BBA) and its resulting impact on the home health market place and the Company. The BBA included a requirement for implementation of a prospective payment system or "PPS" which would not be cost-based, no later than October 1, 2000. PPS went into effect on that date.

      Although discontinued operations accounting treatment is being used for this segment, earnings are reported in the Company's income statement. Under discontinued operations accounting rules, losses incurred in the comparable periods of last year were previously provided for in the one-time charge recorded in the Company's fiscal 2000 year. Thus, in the table shown below the line "Less previously provided" reduces the reported operating losses for the quarter ended June 30, 2000.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                     NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


4.   DISCONTINUED OPERATIONS (continued)

      The BBA and subsequent amendments, as they currently stand, call for a reduction in PPS reimbursement rates of 15% effective October 1, 2002. The Federal budget for the coming Federal fiscal year is currently being developed in Congress, and legislative proposals have been made to eliminate and/or postpone this reduction. However, unless Congress and the President change the law as it currently exists, the 15% rate cut will take place on October 1, 2002. The Company is unable to predict whether such a rate cut will take place. Should such a rate cut take place, it would have a material adverse effect on the financial performance and the potential disposition value of the VN business segment. The Company is continuing to evaluate its strategic alternatives for this business segment, the outcome of which will be highly dependent upon the resolution of the 15% rate cut issue.

      During June 2001, the Centers for Medicare and Medicaid Services (CMS, formerly HCFA)announced a rate increase, expected to be approximately 5.3% for the Company's agencies, to go into effect October 1, 2001.

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

                         Discontinued Operations - Statements of Operations

                               With PPS        Before PPS
                                Three            Three
                                Months           Months
                             Ended 6/2001     Ended 6/2000     Change
                           --------------   -------------  ------------
     Revenues                $  6,718,529    $ 6,669,235    $    49,294
     Operating Expenses         5,742,575      6,858,407     (1,115,832)
     Interest Expense             115,263        161,546        (46,283)
                             --------------   -------------  ------------
     Pre-tax Income (loss)        860,691       (350,718)     1,211,409
     Income Taxes                 360,981       (161,330)       522,311
                             --------------   -------------  ------------
     Net Income (loss)            499,710       (189,388)       689,098
     Less previously provided           -       (189,388)       189,388
                             --------------   -------------  ------------
     Shown in accompanying
     Statements of Operations $   499,710      $       -        499,710
                             ==============   =============  ============

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - DISCONTINUED OPERATIONS (continued)

                    Discontinued Operations - Balance Sheet Information

                                    6/2001                3/2001
                               ------------------    ------------------
Accounts Receivable              $   8,584,303         $   8,909,068
Other Current Assets                 2,475,803             2,391,308
Current Liabilities                  5,232,033             5,040,223
Revolving Credit Facility            5,353,656             5,780,392
Long-Term Liabilities                  474,417               479,761
                               ------------------    ------------------
  Net Assets Held for Sale       $           -         $           -
                               ==================    ==================

For the quarter ended June 30, 2001, discontinued operations cash provided by operating activities was $1,195,134, cash used in investing activities was $263,487, and cash used in financing activities was $931,647.

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

RESULTS OF CONTINUING OPERATIONS

The financial tables that follow are presented for continuing operations:

 Three Months Ended June 30, 2001 Compared with Three Months Ended June 30, 2000
                                2001               2000              Change
                         -------------------------------------------------------
                         -------------------------------------------------------
                           Amount     % Rev   Amount     % Rev    Amount    %
                         -------------------------------------------------------
 Net Revenues            $12,555,117 100.0% $11,776,440  100.0% $778,677    6.6%
 Cost of Services         10,346,112  82.4%   9,725,079   82.5%  621,033    6.4%
                         ------------       ------------        ---------
   Center Contribution     2,209,005  17.6%   2,051,361   17.5%  157,644    7.7%
 General & Admin Cost      1,119,618   8.9%   1,093,392    9.3%   26,226    2.4%
 Depreciation &
 Amortization                229,606   1.8%     264,558    2.2%  (34,952) -13.2%
 Uncollectible Accounts      137,104   1.1%     133,873    1.1%    3,231    2.4%
                         ------------       ------------        ---------
   EBIT (1)                  722,677   5.8%     559,538    4.8%  163,139   29.2%
 Interest Expense            115,386   0.9%      13,908    0.1%  101,478  729.6%
                         ------------       ------------        ---------
   Pre-tax Income            607,291   4.8%     545,630    4.7%   61,661   11.2%
   Income tax                253,306   2.0%     254,916    2.2%   (1,611)  -0.6%
                         ------------       ------------        ---------
   Net income (loss)        $353,985   2.8%    $290,714    2.5%  $63,272   21.8%
                         ============       ============        =========

 EBITDA (2)                 $952,283   7.6%    $824,096    7.0% $128,187   15.5%

   (1) Earnings before interest and taxes
   (2) Earnings before interest, taxes, depreciation and amortization


Net Revenues
Net revenues increased 6.6% to $12.6 million for the three months ended June 30, 2001 from $11.8 million in the same quarter of the prior year. Average revenue per day of care increased about 7% as a result of mix changes and higher reimbursement rates. Volumes decreased to 175,730 days of care in the 2001 period from 176,702 in the 2000 period primarily as a result of the closure of the Stamford, CT and Birmingham, AL days centers last fiscal year. These centers were not profitable and were closed to improve the overall financial performance of the Company. Occupancy in the adult day care centers was 74.2% of capacity in the 2001 period and 78.3% of capacity in the 2000 period. Average capacity increased to 1,676 in the 2001 period from 1,604 in the 2000 period as the addition of new centers in Kentucky and Connecticut more than offset the capacity closed last year. As of July 1, 2001, total system capacity was 1,676 guests per day.

The Company has been notified by the Medicaid programs of certain states in which it operates that those programs have increased reimbursement rates paid for adult day care services. In the aggregate, the Medicaid rates received by the Company for services provided in those states on or after July 1, 2001 will be approximately 2% higher than the rates received for similar services in the quarter ended June 30, 2001. During that quarter, the Company's Medicaid program revenues in the affected states were approximately $3 million.

Cost of Services
Cost of services as a percent of revenues declined to 82.4% in 2001 from 82.5% in 2000 primarily as a result of the pricing, volume and capacity changes discussed above.

General and Administrative
General and administrative expenses were relatively unchanged between periods and, as a percent of revenues, dropped to 8.9% in 2001 from 9.3% in 2000.

Depreciation and Amortization
Depreciation and amortization decreased by 13% or $35,000 due to certain property items reaching the end of their useful lives.

Provision for Uncollectible Accounts
Management establishes an allowance for uncollectible accounts based on its estimate of probable collection losses. The provision for uncollectible accounts was 1.1% of revenue in both periods.

Interest, Net
The increase in interest, net is primarily a result of higher average outstanding debt levels associated with the Company's use of approximately $5.2 million for the repurchase of a large block of the Company's stock in March 2001.

Income Taxes
As of June 30, 2001, the Company has net deferred tax assets of approximately $2,698,000. The net deferred tax asset is composed of $2,009,000 of long-term deferred tax assets and $689,000 of current deferred tax assets.

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

The effective income tax rate was approximately 42% of income before income taxes for 2001 as compared to an effective income tax rate of approximately 47% for 2000. The higher tax rate used in the quarter ended June 30, 2000 was a result of taxable losses incurred in certain state and local jurisdictions and the establishment of a valuation allowance against the realizability of the related net operating loss carryforwards. Taxable income was generated in those jurisdictions during the quarter ended June 30, 2001.

Discontinued Operations
As part of a formal plan of separation, the Company on November 12, 1999 sold its product operations (consisting of infusion therapy and respiratory and medical equipment businesses) to Lincare Holdings, Inc. in an asset sale for $14.5 million and is pursuing available strategic alternatives to complete the separation of its visiting nurse operations. Proceeds from the sale were used to repay obligations outstanding under the Company's bank line of credit. As a result of the operational separations, the Company has recorded a one-time net of tax charge of approximately $5 million or ($1.60) in the quarter ended September 30, 1999. This charge reduced the book value of the operations to their expected net realizable value, provides for losses on fulfilling certain obligations and close down costs and included the estimated future operating losses of the visiting nurse operations prior to separation. The estimated loss on disposal of discontinued operations reflected in the financial statements for the fiscal year ended March 31, 2000 included management's estimate of the results of operating the visiting nurse segment prior to disposal and the estimated financial results of such disposal based on information then available

The accompanying balance sheet includes net current assets and liabilities of discontinued operations, consisting primarily of accounts receivable, inventory, accounts payable and accrued liabilities, and long term assets of discontinued operations consisting primarily of property, plant and equipment, net of accumulated depreciation, goodwill and debt. (See Note 4 to the financial statements).

Visiting Nurse Operations
The results of operations for the visiting nurse segment for the three months ended June 30, 2001 and 2000 are presented in the table below. The QE 6/2001 columns present the results of operations for the quarter ended June 30, 2001, during which Medicare PPS was in effect. The QE 6/2000 columns present the results of operations for the quarter ended June 30, 2000, during which Medicare PPS was not in effect. Approximately 85% of the Visiting Nurse segment revenues are generated from the Medicare program.

                           QE 6/2001, With-PPS  QE 6/2000, Pre-PPS      Change
                         -------------------------------------------------------
                             Amount  % Rev    Amount    % Rev    Amount     %
                         -------------------------------------------------------
 Net Revenues            $6,718,529  100.0%  $6,669,235 100.0%    $49,294   0.7%
 Cost of Services         4,357,492   64.9%   5,609,946  84.1% (1,252,454)-22.3%
                         ------------       -----------        ----------
   Center contribution    2,361,037   35.1%  1,059,289   15.9%  1,301,748 122.9%
 General & Admin Cost     1,027,038   15.3%  1,006,594   15.1%     20,444   2.0%
 Depreciation &
 Amortization               174,472    2.6%    183,530    2.8%     (9,058) -4.9%
 Uncollectible Accounts     183,573    2.7%     58,337    0.9%    125,236 214.7%
                         ------------       -----------        ----------
   EBIT (1)                 975,954   14.5%   (189,172)  -2.8%  1,165,126     NM
 Interest Expense           115,263    1.7%    161,546    2.4%    (46,283)-28.6%
                         ------------       -----------        ----------
   Pre-tax Income           860,691   12.8%   (350,718)  -5.3%  1,211,409     NM
   Income tax               360,981    5.4%   (161,330)  -2.4%    522,311     NM
                         ------------       -----------        ----------
   Net income (loss)        499,710    7.4%   (189,388)  -2.8%    689,098     NM
 Less previously provided         -    0.0%   (189,388)   2.8%    189,388     NM
                         ------------       -----------        ----------
   Reported in income
 statement                  499,710    7.4%          -    0.0%    499,710     NM
                         ============       ===========        ==========

 EBITDA (2)               1,150,426   17.1%     (5,642)  -0.1%  1,156,067     NM

   (1) Earnings before interest and taxes
   (2) Earnings before interest, taxes, depreciation and amortization NM - Not Meaningful

The VN segment's financial performance under PPS is, in part, a result of the Company's work to prepare for operation under PPS and in part due to higher reimbursement rates under PPS. As shown in the table above, the VN operations incurred net losses in the quarter ended June 30, 2000 as it was then still operating under the old cost-based reimbursement system. In the quarter ended June 30, 2001, the Company earned a higher rate of reimbursement and incurred lower operating costs in its VN operations than were earned and incurred, respectively, in the quarter ended June 30, 2000. Costs of services, primarily labor and related costs, were reduced by 22% due to staffing reductions, increased staff productivity and a reduction in the amount of unprofitable insurance and managed care cases. The Company cared for approximately 3,300 Medicare patients in each of the two quarters presented.

Bad debt expense approximated 3% of revenues based on historical collection results. Since Medicare PPS is still relatively new, this 3% rate may differ in the future. Under the cost-reimbursed system in place during 2000, estimated Medicare bad debts were netted against the revenue line. Interest expense decreased between periods primarily as a result of repayment of certain Medicare liabilities that were outstanding in the prior year.

Although discontinued operations accounting treatment is being used for this segment, earnings are reported in the Company's income statement for the quarter ended June 30, 2001. Under discontinued operations accounting rules, losses incurred in the comparable period of last year were previously provided for in the one-time charge recorded in fiscal 2000. Thus, in the table shown above the line "Less previously provided" reduces the reported operating losses for the quarter ended June 30, 2000 to zero.

The BBA and subsequent amendments, as they currently stand, call for a reduction in PPS reimbursement rates of 15% effective October 1, 2002. The Federal budget for the coming Federal fiscal year is currently being developed in Congress, and legislative proposals have been made to eliminate and/or postpone this reduction. However, unless Congress and the President change the law as it currently exists, the 15% rate cut will take place on October 1, 2002. The Company is unable to predict whether such a rate cut will take place. Should such a rate cut take place, it would have a material adverse effect on the financial performance and the potential disposition value of the VN business segment. The Company is continuing to evaluate its strategic alternatives for this business segment, the outcome of which will be highly dependent upon the resolution of the 15% rate cut issue.

During June 2001, CMS (formerly HCFA) announced a rate increase, expected to be approximately 5.3% for the Company's agencies, to go into effect October 1, 2001.

Liquidity and Capital Resources

Revolving Credit Facility

Prior to May 30, 2001, the Company had a $20 million revolving credit facility with Bank One Kentucky, NA. The facility had an expiration date of January 10, 2002. On May 30, 2001 the facility was replaced with a $22.5 million facility with similar terms and conditions. The new expiration date is June 30, 2003. The credit facility bears interest at prime plus a margin (ranging from 0% to 1.0%, currently 0.50%) dependent upon total leverage and is secured by substantially all assets and the stock of the Company's subsidiaries. Borrowings are available equal to the greater of: a) a multiple of earnings before interest, taxes, depreciation and amortization (as defined) or, b) an asset based formula, primarily based on accounts receivable. Borrowings under the facility may be used for working capital, capital expenditures, development and growth of the business and other corporate purposes. As of June 2001 the formula permitted the entire $22.5 million to be used of which approximately $10.2 million was outstanding. Additionally, an irrevocable letter of credit, totaling $2.4 million, is outstanding in connection with the Company's insurance program. Thus, a total of $12.6 million was either outstanding or committed as of June 30, 2001 while an additional $9.5 million was available for use. As of June 30, 2001, approximately $5.4 million of debt has been classified with net assets from discontinued operations in the accompanying balance sheet.

The Company believes that this facility will be sufficient to fund its operating needs for at least the next twelve months.

Management will continue to evaluate additional capital, including possible debt and equity investments in the Company, to support a more rapid development of the business than would be possible with internal funds.

On-Going Stock Buy Back Program

In March 2001, following the Stock and Warrant Redemption discussed below, the Company's Board of Directors authorized up to an additional $1 million to be used to acquire shares of the Company's common stock. In April 2001, the Company initiated a stock repurchase plan in compliance with Rule 10B-18 of the Securities Exchange Act of 1934. This plan permits purchases to take place selectively from time to time in open market purchases through a broker or in privately negotiated transactions. During the quarter ended June 30, 2001, a total of 16,200 shares were repurchased under this program, all of which were in open market purchases. A total of $122,394 was expended in these purchases for an average acquisition cost of $7.00 per share. These purchases did not have a material effect on net income or earnings per share for the quarter ended June 30, 2001.

Stock and Warrant Redemption

In March 2001, the Company redeemed 748,501 shares of common stock and a warrant to purchase 200,000 shares of common stock (at an exercise price of $12.50 per share). The Company's cost of redemption totaled approximately $5.1 million. As of March 31, 2001 a total of 2,510,062 common shares were outstanding. The following table shows the accretive impact of this redemption on consolidated basic earnings per share for quarter ended June 30, 2001 as compared to the same period last year:

Effect of Stock Redemption on Basic EPS


                                        Three Months Ended June 30,
                                       ---------------------------
                                           2001          2000
                                       -------------  ------------
Consolidated Net Income
  As stated                              $853,695       $290,714
  Interest on borrowings for
   redemption                             104,000              -
  Income tax effect                       (43,680)             -
                                       -------------  ------------
  Net  Income if  shares had not been
   redeemed                              $914,015       $290,714
                                       -------------  ------------

Weighted Average Basic Shares Outstanding
  As stated                             2,505,435      3,141,186
  Shares Redeemed                         748,501              -
                                       -------------  ------------
  Basic shares if shares had not been
   redeemed                             3,253,936      3,141,186
                                       -------------  ------------

Basic EPS
  As stated                              $   0.34       $  0.09
  Basic shares if shares had not been
   redeemed                                  0.28          0.09
                                       -------------  ------------
  Accretive effect of share redemption   $   0.06       $  0.00
                                       =============  ============

  Percent accretive                         21.4%          0.0%
                                       =============  ============


Cash Flows
Key elements to the Consolidated Statements of Cash Flows for the periods ending June 30, 2001 and 2000 were:


Net Change in Cash and Cash Equivalents      2001          2000
----------------------------------------  ---------     -----------
  Continuing Operations
   Provided by (used in)
  Operating activities                     $(35,182)      $(48,544)
  Investing activities                     (753,336)      (319,974)
  Financing activities                   (1,361,530)      (369,452)
                                         -----------      ---------
                                         (2,150,048)      (737,970)
Discontinued operations                     499,710              -
                                         -----------    -----------
Net Change in Cash and Cash             $(1,650,338)     $(737,970)
 Equivalents                            ============     ==========


2001
Net cash used in operating activities resulted principally from current period income, net of changes in accounts receivable, accounts payable and accrued expenses. The increase in accounts receivable resulted from a small increase in days sales outstanding. Days sales outstanding were 55 at June 30, 2001, up from 53 at March 31, 2001. The decrease in accounts payable and accrued liabilities resulted primarily from the payment of fiscal year-end 2001 management incentives of approximately $500,000. Thus, excluding this payment of prior year bonus obligations, operating activities actually generated cash of about $474,000. Net cash used in investing activities resulted principally from amounts invested in adult day health services expansion activities and improvements in information systems. During the quarter, the Company made capital expenditures for the expansion of one center each in Louisville and Maryland and for a new center being constructed in Ft. Myers, FL. Net cash provided by financing activities resulted primarily from repayments on the Company's credit facility, payment of capital lease obligations and repurchase of the common stock.

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

Refer to the sections on Reimbursement Changes and Cautionary Statements - Forward Outlook and Risks in Part I, and the notes to the accompanying financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations all included in the Company Form 10K for the year ended March 31, 2001 for additional information.

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

At June 30, 2001, a hypothetical 100 basis point increase in short-term interest rates would result in a reduction of approximately $48,000 in annual pre-tax earnings from continuing operations.

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

               (a)    Exhibits  None


(b)   Form 8-K - None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: July 31, 2001

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