Form 10-Q
period 2001-09-30
ALMOST FAMILY INC
filed 2001-11-14
CIK 799231

15



                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


        [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the quarterly period ended September 30, 2001

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

                      Class of Common Stock $.10 par value

                   Shares outstanding at September 30, 2001 2,460,162

                      ALMOST FAMILY, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX


      Part I.  Financial Information

               Item 1. Financial Statements

                       Consolidated Balance Sheets as of September 30, 2001
                       and March 31, 2001                                   3

                       Consolidated Statements of Operations for the Three
                       Months ended September 30, 2001 and 2000             4

                       Consolidated Statements of Operations for the Six
                       Months ended September 30, 2001 and 2000             5

                       Consolidated Statements of Cash Flows for the Six
                       Months ended September 30, 2001 and 2000             6

                       Notes to Interim Consolidated Financial Statements  7-10

               Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                11-20

               Item 3. Quantitative and Qualitative Disclosures About Market
                       Risk                                                21

      Part II. Other Information

                       Items 1 through 6                                   22

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                       INTERIM CONSOLIDATED BALANCE SHEETS



                                                September 30,     March 31, 2001
               ASSETS                               2001            (Note 4)
               ------                           -------------    -------------
                                                  (UNAUDITED)
  CURRENT ASSETS:
     Cash and cash equivalents                    $    575,535   $  2,497,591
     Accounts receivable - net                      16,675,725     16,095,455
     Prepaid expenses and other current assets       1,702,819      2,801,015
     Deferred tax assets                               720,436        525,257
                                                  -------------
          TOTAL CURRENT ASSETS                      19,674,515     21,919,318

  PROPERTY AND EQUIPMENT - NET                       7,466,033      5,365,328

  COST IN EXCESS OF NET ASSETS ACQUIRED - NET        3,821,163      2,477,341

  DEFERRED TAX ASSETS                                  752,470      1,892,629

  OTHER ASSETS                                       1,038,280        971,665
                                                  -------------  -------------
                                                 $  32,752,461  $  32,626,281
                                                  =============  =============


       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------
  CURRENT LIABILITIES:
     Accounts payable and accrued liabilities     $  8,757,051   $  10,953,886
     Current portion - capital lease obligation        336,864         289,900
                                                  -------------  -------------
                                                     9,093,915      11,243,786
                                                  -------------  -------------


  LONG-TERM LIABILITIES:
     Revolving Credit Facility                       11,251,035     11,498,926
     Capital Lease Obligation                           367,290        218,920
     Mortgage Liability                                 401,524        411,421
     Other liabilities                                  791,006        697,956
                                                  -------------  -------------
            TOTAL LONG-TERM LIABILITIES              12,810,855     12,827,223
                                                  -------------  -------------
            TOTAL LIABILITIES                        21,904,770     24,071,009
                                                  -------------  -------------


  COMMITMENTS AND CONTINGENCIES

  STOCKHOLDERS' EQUITY:
       Common stock, par value $0.10; authorized
  10,000,000 shares;                                    329,750        329,000
       3,297,497 and outstanding
       Treasury stock, at cost, 837,312 and          (5,783,597)    (5,266,919)
  779,912 shares
       Additional paid-in capital                    25,755,376     25,731,726
       Accumulated deficit                           (9,453,838)   (12,238,535)
                                                  -------------  -------------
            TOTAL STOCKHOLDERS' EQUITY               10,847,691      8,555,272
                                                  -------------  -------------
                                                  $  32,752,461  $  32,626,281
                                                  =============  =============





            See accompanying notes to interim consolidated financial statements.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                                   Three Months Ended
                                               -----------------------------
                                               September 30,    September 30,
                                                   2001             2000
                                               -------------  --------------

   Net revenues                                 $19,663,245    $ 18,319,271
   Cost of sales and services                    15,543,426      15,357,901
   General and administrative expenses            1,739,533       1,816,179
   Depreciation and amortization expense            412,827         384,563
   Provision for uncollectible accounts             278,885         361,652
                                               -------------  -------------
   Income before other income (expense) and       1,688,574         398,976
   income taxes

   Other income (expense):
    Interest expense                               (226,489)       (233,397)
                                                -------------  -------------
   Income before income taxes                     1,462,085         165,579

   Income tax expense                               618,433         145,064
                                                -------------  -------------
     Net income from continuing operations          843,652          20,515

   Discontinued operations:
     VN Operating losses previously provided              -         483,557
     Gain from reversal of previously recorded
     disposal charge, net of applicable income
     tax provision                                1,087,350               -
                                                ------------   -------------
   Net income                                   $ 1,931,002     $   504,072
                                                ============   =============

   Earnings per Share - Basic
     Weighted Average Basic Shares                2,486,720       3,141,186

   Net income from continuing operations        $      0.34      $     0.01
   Discontinued Operations
     VN Operating losses previously provided              -            0.15
     Gain from reversal of previously recorded
     disposal charge, net of applicable income
     tax provision                                     0.44               -
   Net income
                                                -------------  -------------
                                                $      0.78      $     0.16
                                                =============  =============

   Earnings per share amounts - Diluted:
         Weighted Average Diluted Shares          2,954,975       3,378,615

   Net income from continuing operations        $      0.29     $      0.01
   Discontinued Operations:
     VN Operating losses previously provided              -            0.14
     Gain from reversal of previously recorded
     disposal charge, net of applicable
   income tax provision                                0.37               -

           Net income
                                               -------------   -------------
                                                $      0.66    $       0.15
                                               =============   =============



            See accompanying notes to interim consolidated financial statements.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    Six Months Ended
                                               -----------------------------
                                               September 30,   September 30,
                                                    2001           2000
                                              -------------  --------------

   Net revenues                               $38,936,891     $ 36,435,956
   Cost of sales and services                  30,716,806       30,823,745
   General and administrative expenses          3,416,412        3,514,327
   Depreciation and amortization expense          816,905          832,651
   Provision for uncollectible accounts           599,562          553,861
                                             -------------   -------------
   Income before other income (expense) and     3,387,206          711,372
   income taxes

   Other income (expense):
    Interest expense                             (457,139)        (408,852)
                                             -------------   -------------
   Income before income taxes                   2,930,067          302,520

   Income tax expense                           1,232,720          244,954
                                             -------------   -------------
     Net income from continuing operations      1,697,347           57,566

   Discontinued Operations:
     VN Operating losses previously provided            -          737,222
     Gain from reversal of previously recorded
     disposal charge, net of applicable         1,087,350                -
   income tax provision
                                             -------------   -------------
   Net income                                   $2,784,697     $   794,788
                                             =============   =============

   Earnings per Share - Basic:
         Weighted Average Basic Shares           2,496,026       3,141,186

   Net income from continuing operations        $     0.68     $      0.02
   Discontinued Operations:
     VN Operating losses previously provided                          0.23
     Gain from reversal of previously recorded                           -
     disposal charge, net of applicable income
     tax provision                                    0.44
                                               -------------  -------------
           Net income                           $     1.12     $      0.25
                                               =============  =============

   Earnings per Share - Diluted:
     Weighted Average Diluted Shares             2,916,231       3,378,615

   Net income from continuing operations        $     0.58     $      0.02
   Discontinued operations
     VN Operating losses previously provided             -            0.22
     Gain from reversal of previously recorded
     disposal charge, net of applicable income
     tax provision                                    0.37               -
                                               -------------  -------------
           Net income                           $     0.95     $       0.24
                                               =============  =============




            See accompanying notes to interim consolidated financial statements.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                    Six months Ended
                                             -------------------------------
                                              September 30,     September 30,
                                                  2001              2000
                                             --------------- ---------------

  Cash flows from operating activities:
  Net income                                  $   2,784,697   $     794,788
    Less net income from discontinued                     -        (737,222)
  operations
    Reversal of Reserves for Discontinued        (1,087,350)              -
  Operations, net of tax
                                             --------------- ---------------
  Net income from continuing operations           1,697,347          57,566
   Adjustments to reconcile net income to
  net cash provided
    (used) in operating activities:
       Depreciation and amortization                816,906         832,651
       Provision for bad debt                       599,562         553,861
                                             --------------- ---------------
                                                  3,113,815       1,444,078
       Change in certain net assets (Increase) decrease in:
           Accounts receivable                   (1,179,832)       (870,414)
           Prepaid expenses and other              (270,024)     (1,183,645)
            current assets
       Increase (decrease) in:
           Accounts payable and accrued            (770,726)     (2,218,107)
            liabilities
                                             --------------- ---------------
           Net cash provided (used) by
            operating activities                    893,233      (2,828,088)
                                             --------------- ---------------

  Cash flows from investing activities:
       Capital expenditures                      (1,877,325)     (1,168,383)
       Other assets                                (184,563)        (51,482)
       Goodwill                                           -         (22,700)
                                             --------------- ---------------
          Net cash used by investing             (2,061,888)     (1,242,565)
           activities                        --------------- ---------------

  Cash flows from financing activities:
       Net revolving credit facility               (539,610)      3,174,994
        borrowings (payments)
       Repurchase of common shares                 (516,678)              -
       Capital Lease Obligation                     195,334               -
       Other                                         83,153          27,843
       Issuance of Common Stock                      24,400               -
                                             --------------- ---------------
          Net cash (used in) provided by           (753,401)      3,202,837
           financing activities              --------------- ---------------

  Net decrease in cash                           (1,922,056)       (867,816)

  Cash and cash equivalents at beginning of       2,497,591       1,433,512
   period                                    --------------- ---------------
  Cash and cash equivalents at end of period  $     575,535   $     565,696
                                             =============== ===============


            See accompanying notes to interim consolidated financial statements.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                     NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

     The accompanying interim consolidated financial statements for the three months ended September 30, 2001 and 2000 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. Accordingly, the reader of this Form 10-Q is referred to the Company's Form 10-K for the year ended March 31, 2001 for further information. In the opinion of management of the Company, the accompanying unaudited interim financial statements reflect all adjustments (consisting of normally recurring adjustments) necessary to present fairly the financial position at September 30, 2001 and the results of operations and cash flows for the periods ended September 30, 2001 and 2000. See note 4 for a discussion of discontinued operations and reclassifications made to the financial information presented for prior periods.

     The results of operations for the three and six months ended September 30, 2001 are not necessarily indicative of the operating results for the year.

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

     The Company is a defendant in an ongoing lawsuit with Franklin Capital Associates L.P. which claims the Company committed a breach of contract in connection with the Company's acquisition of certain home health operations in February 1991. The suit alleges that the Company failed to use its best efforts to register the shares held by the plaintiffs as required by the merger agreement. The suit went to trial in February 2000. In mid-trial Franklin voluntarily withdrew its complaint reserving its legal rights to bring a new suit as allowed under Tennessee law. In May 2000, Franklin re-filed its lawsuit. The Company believes it has meritorious defenses to the claims and does not expect that the ultimate outcome of the suit will have a material impact on the Company's results of operations, liquidity or financial position. The Company plans to vigorously defend its position in this case. Estimated costs of litigation are accrued in the accompanying balance sheet.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                     NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


3.   FINANCIAL STATEMENT RECLASSIFICATIONS

      Certain amounts have been reclassified in the 2001 financial statements in order to conform to the 2000 presentation. Such reclassifications had no effect on previously reported net income (loss). These reclassifications include reclassifying the Company's Visiting Nurse (VN) segment from discontinued to continuing operations as described in Note 4.

4.   DISCONTINUED OPERATIONS

      As part of a formal plan of separation, the Company on November 12, 1999 sold its product operations (consisting of infusion therapy and respiratory and medical equipment businesses) to Lincare Holdings, Inc. in an asset sale for $14.5 million and announced that it would pursue available strategic alternatives to complete the separation of its visiting nurse operations. Proceeds from the sale were used to repay obligations outstanding under the Company's bank line of credit. As a result of the operational separations, the Company recorded a one-time net of tax charge of approximately $5 million or ($1.60) in the quarter ended September 30, 1999. That charge reduced the book value of the operations to the expected net realizable value, provided for losses on fulfilling certain obligations and close down costs and included the estimated future operating results of the visiting nurse operations prior to separation. As a result of those actions, the visiting nurse operations were accounted for as discontinued operations in the Company's financial statements for periods reported from September 1999 through June 2001.

      The Company incurred losses operating the division prior to the implementation of Medicare PPS and made substantial payments for the release of lease obligations, and for other costs. During that same time frame the Company closed 3 of its then 11 operating VN agencies. The Company continues to operate the remaining 8 agencies located in Kentucky
      (4), Florida (3) and Massachusetts (1).

      On September 14, 2001, the Company's Board of Directors voted to terminate its previously adopted plan of disposition for its Visiting Nurse (VN) operations. This decision followed a period of extensive analysis and evaluation of numerous alternatives for the business unit. In the Board's judgment, given the significant external and internal changes that have taken place with regard to the future prospects of the VN segment, retaining the VN segment was the best option available to maximize shareholder value. In the accompanying financial statements, the Company has, in accordance with applicable accounting rules terminated the use of discontinued operations accounting treatment for the VN segment. VN segment results are now reported as an on-going part of the continuing operations of the Company for all periods presented.

      As a result of the decision to retain its VN segment, the Company has recorded, in the quarter ended September 30, 2001, a one-time gain of approximately $1.1 million, or $0.44 per share, resulting from the reversal of the remainder of previously recorded accounting reserves established for the expected costs of completing the plan of disposition ($534,000) and write-down of assets to net realizable value ($553,000).

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                     NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


4.   DISCONTINUED OPERATIONS (continued)

      The following table summarizes the assets and liabilities of the VN operations:

      Accounts Receivable                                 $ 8,546,393
      Other Current Assets                                    211,986
      Property, Plant & Equipment, net                      1,560,184
      Goodwill, net                                         1,396,993
      Other Assets                                            127,988
      Current Liabilities                                  (4,132,842)
      Revolving Credit Facility                            (5,396,775)
      Long-Term Liabilities                                  (479,349)
                                                         -------------
                                                          $ 1,834,578


5.    SEGMENT DATA
      The Company operates in two reportable business segments: Adult Day Health Services (ADHS), and Visiting Nurses (VN). Reportable segments have been identified based upon how management has organized the business by services provided to customers and the criteria in SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". The Company's ADHS segment includes the aggregation of its ADC in-center operations and in-home personal care operations, both of which provide predominantly long-term health care and custodial services that enable recipients to avoid nursing home admission. Sources of reimbursement, reimbursement rates per day and contribution margins from the Company's ADC and personal care operations are substantially alike. The Company's VN segment provides skilled medical services in patients' homes largely to enable recipients to reduce or avoid periods of hospitalization and/or nursing home care. Approximately 85% of the VN segment revenues are generated from the Medicare program. VN Medicare revenues are generated on a per client basis rather than a fee per visit or day of care. General and administrative expenses incurred at the corporate level have not been allocated to the segments. The Company has operations in Alabama, Connecticut, Florida, Indiana, Kentucky, Maryland, Massachusetts, and Ohio. The following table sets forth the selected results of operations by business segment:
                         Three Months September         Six Months September
                          --------------------------  --------------------------
                              2001          2000          2001          2001
                          -------------  -----------  -------------  -----------
      Net Revenues
      Adult day health
       services           $12,803,771    $12,545,155  $25,357,888   $24,321,595
      Visiting nurses       6,860,474      5,774,116   13,579,003    12,114,361
                          -------------  -----------  ------------- -----------
                          $19,663,245    $18,319,271  $38,936,891   $36,435,956
                          =============  ===========  ============= ===========
      Operating Income (loss)
      Adult day health
       services           $ 1,105,054    $ 1,406,930  $ 2,366,888    $2,333,812
      Visiting nurses       1,146,138      (579,936)    2,122,092      (827,523)
                          -------------  -----------  -------------  -----------
                            2,251,192      826,994      4,488,980    $1,506,289

      Corporate/Unallocated   562,618      428,017      1,101,774       794,917
                          ------------  -----------  -------------  ------------
        Earnings before
         interest
         and taxes (EBIT) 1,688,574      398,977      3,387,206      $  711,372
                          =============  ===========  =============  ===========

6.    Accounting Pronouncement

      In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" (SFAS 141) and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). These statements establish new accounting and reporting standards for business combinations and associated goodwill and intangible assets. SFAS 141, effective immediately, eliminates the pooling of interest method of accounting and amortization of goodwill for business combinations initiated after June 30, 2001. SFAS 142, effective January 1, 2002, will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. The Company is currently reviewing the statements to determine their impact on the Company's results of operations and financial position.

7.    Subsequent Event - Medicare Rate Changes

      A Medicare rate increase of 5.3% went into effect October 1, 2001. A Medicare rate decrease is scheduled to go into effect October 1, 2002. The Company estimates that if such rate cut is enacted it will have the approximate effect of reversing on October 1, 2002, the rate increase that went into effect on October 1, 2001.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF CONTINUING OPERATIONS

     Three Months Ended September 30, 2001 Compared with Three Months Ended
                               September 30, 2000

  Consolidated                  2001               2000              Change
  ------------          --------------------------------------------------------
                           Amount  % Rev     Amount  % Rev      Amount  % Rev
                        --------------------------------------------------------

Net Revenues      ADHS  $12,803,771  65.1% $12,545,155  68.5% $  257,616  2.1%
                  VN      6,860,474  34.9%   5,774,116  31.5%  1,086,358 18.8%
                         -----------       ------------        ----------
                        $19,663,245 100.0% $18,319,271 100.0%  1,343,974  7.3%
                         ===========       ============        ==========
Operating Income  ADHS  $ 1,105,054   8.6% $ 1,406,930  11.2% $ (301,876)-21.5%
                  VN      1,146,138  16.7%    (579,936)-10.0%  1,726,074 297.6%
                         -----------       ------------        ----------
                          2,251,192  11.4%     826,994   4.5%  1,424,198 172.2%

Unallocated corporate       562,618   2.9%     428,018   2.3%    134,600  31.4%
expenses                   ---------       ------------        ----------
EBIT                      1,688,574   8.6%     398,976   2.2%  1,289,598 323.2%

Interest expense            226,489   1.2%     233,397   1.3%     (6,908) -3.0%

Income taxes                618,433   3.1%     145,064   0.8%    473,369 326.3%
                          -----------       ------------        ---------
Net from continuing      $  843,652   4.3%   $  20,515   0.1%  $ 823,137 4012.2%
operations                ===========       ============        =========

EBITDA                   $2,101,401  10.7%   $ 783,540   4.3%  $1,317,861   168%

The Company's net revenues grew $1.3 million or 7.3% primarily as a result of improved reimbursement and patient volumes in the VN segment and to a lesser extent pricing improvements in its ADHS Segment. Likewise operating income improved $1.4 million or 172% as a result of the impact of the Medicare PPS reimbursement system and the Company's actions to adapt its operations to that system. Unallocated corporate overhead increased as a result of additional expenditures in information systems and increased compensation expense. Refer to the segment discussions below for additional information.

The effective income tax rate was approximately 42% of income before income taxes for 2001 as compared to an effective income tax rate of approximately 47% for 2000. The higher tax rate used in the quarter ended September 30, 2000 was a result of taxable losses incurred in certain state and local jurisdictions and the establishment of a valuation allowance against the realizability of the related net operating loss carryforwards. Taxable income was generated in those jurisdictions during the quarter ended September 30, 2001.

As of September 30, 2001, the Company has net deferred tax assets of approximately $1,472,906. The net deferred tax asset is composed of $752,470 of long-term deferred tax assets and $720,436 of current deferred tax assets. The Company has provided a valuation allowance against certain net deferred tax assets based upon management's estimation of realizability of those assets through future taxable income. This valuation was based in large part on the Company's history of generating operating income or losses in individual tax locales and expectations for the future. The Company's ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, competitive pressures on revenues and margins and legislation and regulation at all levels of government. Management has considered the above factors in reaching its conclusions that it is more likely than not that future taxable income will be sufficient to fully utilize the net deferred tax assets. However, there can be no assurances that the Company will meet its expectations of future taxable income.


Adult Day Health Services (ADHS) Segment-Three Months
The Company's ADHS segment includes the aggregation of its ADC in-center operations and in-home personal care operations, both of which provide predominantly long-term health care and custodial services that enable patients to avoid nursing home admission. Sources of reimbursement, reimbursement rates per day and contribution margins from the Company's ADC and personal care operations are substantially alike.

                                2001               2000              Change
                         -------------------------------------------------------
                             Amount   % Rev     Amount   % Rev     Amount   %
                         -------------------------------------------------------
 Revenues               $12,803,771  100.0%  $12,545,155 100.0% $ 258,616   2.1%
 Cost of Services        10,725,986   83.8%   10,086,468  80.4%   639,518   6.3%
                                                 680,612          (55,634)
 General &
   Administrative           624,978    4.9%                5.4%            -8.2%
 Depreciation &
 Amortization               208,307    1.6%      218,519   1.7%   (10,212) -4.7%
 Uncollectible Accounts     139,446    1.1%      152,626   1.2%   (13,180) -8.6%
                         ------------         -----------        ---------
 Operating Income       $ 1,105,054    8.6%  $ 1,406,930  11.2%  $(301,876-21.5%
                         ============         ===========        =========

   EBITDA                 $1,313,361  10.3%  $ 1,625,449  13.0% $(312,088)-19.2%

 Admissions                    1,115               1,193              (78) -6.5%
 Patients Served               5,571               5,681             (110) -1.9%
 Patient Days of Care        178,384             181,943           (3,559) -2.0%

 Revenue Per Patient      $    71.77           $   68.95           $ 2.82   4.1%
 Day

 ADC In-Center
   Average Weekday             1,235               1,256              (21) -1.7%
 Attendance
   Center Capacity             1,679               1,671                8   0.5%
   Center Occupancy Rate       73.5%               75.2%             -1.7% -2.2%

ADHS revenues increased 2% to $12.8 million for the three months ended September 30, 2001 from $12.5 million in the same quarter of the prior year. Average revenue per day of care increased about 4% as a result of mix changes and higher reimbursement rates. Volumes decreased primarily as a result of the closure of the Stamford, CT and Birmingham, AL day centers last fiscal year. These centers were not profitable and were closed to improve the overall financial performance of the Company. Additionally, certain of the Company's ADHS operating units experienced a decline in volumes sold. Occupancy in the adult day care centers was 73.5% of capacity in the 2001 period and 75.4% of capacity in the 2000 period. Average capacity increased as the addition of new centers in Kentucky, Florida and Connecticut more than offset the capacity closed last year. As of October 1, 2001, total system capacity was 1,679 guests per day.

Cost of services as a percent of revenues increased to 83.8% in 2001 from 80.4% in 2000 primarily as a result of the pricing, volume and capacity changes discussed above. Additionally, the Company experienced about a 6% increase in the per-hour staff labor rates between years. General and administrative expenses were relatively unchanged between periods and declined slightly as a percent of revenues. Depreciation and amortization decreased due to certain property items reaching the end of their useful lives. Management establishes an allowance for uncollectible accounts based on its estimate of probable collection losses. The provision for uncollectible accounts was just over 1% of revenue in both periods.

During the quarter, the Company opened three new Adult Day Care facilities:
Ft. Myers FL, Bardstown KY and Ft. Thomas KY (Cincinnati metro area). These facilities generated a pre-tax loss of $60,883 in the 2001 period.

Visiting Nurse (VN) Segment-Three Months
The Company's VN segment provides skilled medical services in patients' homes to enable recipients to reduce or avoid periods of hospitalization and/or nursing home care. Approximately 85% of the VN segment revenues come from the Medicare program and are generated on a per client basis rather than a daily fee basis as in ADHS. During the period ended September 30, 2001 Medicare PPS was in effect. During the period ended September 30, 2000 Medicare's cost-based reimbursement system was in effect.

                                2001               2000             Change
                         -------------------------------------------------------
                           Amount    % Rev    Amount    % Rev    Amount     %
                        --------------------------------------------------------
 Revenues                 $6,860,474 100.0%  $5,774,116 100.0% $1,086,358  18.8%
 Cost of Services          4,818,104  70.2%   5,271,431  91.3%   (453,327) -8.6%
 General & Admin             577,179   8.4%     759,065  13.1%   (181,886)-24.0%
 Depreciation &              179,614   2.6%     114,529   2.0%     65,085  56.8%
 Amortization
 Uncollectible Accounts      139,439   2.0%     209,027   3.6%    (69,588)-33.3%
                         -----------        -----------         ----------
 Operating Income         $1,146,138  16.7%  $ (579,936)-10.0%  $1,726,074  -NM%
                         -----------        -----------         ----------

 EBITDA                   $1,325,752  19.3%  $ (465,407) -8.1%  $1,791,159   NM%

 Admissions                    1,960              1,853               107   5.8%
 Patient Months of Care        7,882              6,898               984  14.3%
 Revenue per Patient      $   870.40           $ 837.07           $ 33.33   4.0%
 Month

The VN segment's financial performance under PPS is, in part, a result of the Company's work to prepare for operation under PPS and in part due to higher reimbursement rates under PPS. As shown in the table above, the VN operations incurred net losses in the quarter ended September 30, 2000 as it was then still operating under the old cost-based reimbursement system. In the quarter ended September 30, 2001, the Company earned a higher rate of reimbursement and incurred lower operating costs in its VN operations than were earned and incurred, respectively, in the quarter ended September 30, 2000. Costs of services, primarily labor and related costs, were reduced by 8.6% due to staffing reductions, increased staff productivity and a reduction in the amount of unprofitable insurance and managed care cases. These reductions were accomplished in large part due to substantial investments made in information systems software employed in the operation of the segment. The Company plans to continue its efforts to refine and improve the operating efficiencies of the segment. The Company provided approximately 14% more patient months of care in 2001 than in 2000. Bad debt expense approximated 2% of revenues based on historical collection results. Since Medicare PPS is still relatively new, this 2% rate may differ in the future.

A Medicare rate increase of 5.3% went into effect October 1, 2001. A Medicare rate decrease is scheduled to go into effect October 1, 2002. The Company estimates that if such rate cut is enacted it would have the approximate effect of reversing on October 1, 2002, the rate increase that went into effect on October 1, 2001.

   Six Months Ended September 30, 2001 Compared with Six Months Ended September
                                    30, 2001

  Consolidated                 2001               2000              Change
  ------------
                         -----------------------------------------------------
                          Amount  % Rev     Amount  % Rev      Amount  % Rev
                         -------------------------------------------------------
Net Revenues       ADHS  $25,357,888       $24,321,595       $1,036,293     4.3%
                   VN     13,579,003        12,114,361        1,464,642    12.1%
                         -----------       ------------       ----------
                         $38,936,89 100.0% $36,435,956 100.0% $2,500,935    6.9%
                         ===========       ============       ==========
Operating Income   ADHS  $ 2,366,888  9.3% $ 2,333,812   9.6% $  33,076     1.4%
                   VN      2,122,092 15.6%    (827,523) -6.8% 2,949,615       NM
                         -----------       ------------       ----------
                           4,488,980 11.5%   1,506,289   4.1% 2,982,691   198.0%

Unallocated corporate      1,101,774  2.8%     794,917   2.2%   306,857    38.6%
 expenses                -----------       ------------       ----------
EBIT                      3,387,206   8.7%     711,372   2.0% 2,675,834   376.2%

Interest expense            457,139   1.2%     408,852   1.1%    48,287    11.8%
Income taxes              1,232,720   3.2%     244,954   0.7%   987,766   403.2%
                         -----------       ------------        ----------
Net from continuing      $1,697,347   4.4%      57,566   0.2% $1,639,781 2848.5%
operations               ===========       ============        ==========

EBITDA                   $4,204,111  10.8%  $1,544,023   4.2% $2,660,088  172.3%


The Company's net revenues grew $2.5 million or 6.9% primarily as a result of improved reimbursement and patient volumes in the VN segment and to a lesser extent pricing improvements in its ADHS Segment. Likewise operating income improved $3 million or 198% as a result of the impact of the Medicare PPS reimbursement system and the Company's actions to adapt its operations to that system. Unallocated corporate overhead increased as a result of additional expenditures in information systems and increased compensation expense. Refer to the segment discussions below for additional information.

The increase in interest, net is primarily a result of higher average outstanding debt levels associated with the Company's use of approximately $5.2 million for the repurchase of a large block of the Company's stock in March 2001.

Seasonality
The Company's ADHS segment normally experiences seasonality in its operating results. Specifically, the quarters ended December and March typically generate lower operating income than the quarters ended June and September as the holiday season and winter weather tend to temporarily lower ADC in-center attendance. For the twelve months ended September 30, 2001 consolidated EBIDTA from continuing operations was $7.7 million and earnings were $1.16 per share.

ADHS Segment-Six Months
                                2001               2000              Change
                        -------------------------------------------------------
                           Amount     % Rev   Amount     % Rev    Amount    %
                        -------------------------------------------------------
 Net Revenues          $25,357,888  100.0%  $24,321,595 100.0% $1,036,293   4.3%
 Cost of Services       21,067,579   83.1%   19,927,970  81.9%  1,139,609   5.7%
 General &               1,230,558    4.8%    1,333,906   5.5%   (103,348) -7.7%
 Administrative
 Depreciation &            416,313    1.6%      439,408   1.8%    (23,095) -5.3%
 Amortization
 Uncollectible Accounts    276,550    1.1%      286,499   1.2%     (9,949) -3.5%
                        ------------       ------------          ---------
 Operating Income        $2,366,888   9.3%  $ 2,333,812   9.6%  $  33,076   1.4%
                        ============       ============          =========

 EBITDA                  $2,783,201  11.0%  $ 2,773,220  11.4%  $   9,981   0.4%

 Admissions                   2,199               2,446              (247)-10.1%
 Patients Served              6,751               6,900              (149) -2.2%
 Patient Days               355,390             360,250            (4,860) -1.3%

 Revenue per Patient Day $    71.35         $     67.51          $   3.84   5.7%

 ADC In-Center
 Average Weekday              1,231              1,252              (21)   -1.7%
 Attendance
 Center Capacity              1,676              1,671                5     0.3%
 Center Occupancy Rate        73.3%              74.9%              1.6%    2.1%

Net revenues increased 4.3% to $25.4 million for the six months ended September 30, 2001 from $24.3 million in the same period of the prior year. Average revenue per day of care increased as a result of mix changes and higher reimbursement rates. Volumes decreased primarily as a result of the closure of two adult day centers last fiscal year. Additionally, two of the Company's ADHS in-home operating units experienced particular declines in volumes sold. Occupancy in the adult day care centers was 74.3% of capacity in 2001 and 74.9% of capacity in 2000. Average capacity increased to 1,676 in the 2001 period from 1,671 in the 2000 period as the addition of new centers in Kentucky, Florida and Connecticut offset the capacity closed last year.

Cost of services as a percent of revenues increased primarily as a result of the pricing, volume and capacity changes discussed above. Additionally, the Company experienced about a 6% increase in the per-hour staff labor rates between years. General and administrative expenses were about $100,000 lower and, as a percent of revenues, dropped to 4.8% in 2001 from 5.5% in 2000. Depreciation and amortization decreased due to certain property items reaching the end of their useful lives. Management establishes an allowance for uncollectible accounts based on its estimate of probable collection losses. The provision for uncollectible accounts was just over 1% of revenue in both periods.

During the six months, the Company opened three new Adult Day Care facilities: Ft. Myers FL, Bardstown KY and Ft. Thomas KY (Cincinnati metro area). These facilities generated a pre-tax loss of $181,188 in the 2001 period.

VN Segment-Six Months
During the period ended September 30, 2001 Medicare PPS was in effect. During the period ended September 30, 2000 Medicare's cost-based reimbursement system was in effect.

                                2001               2000             Change
                         -------------------------------------------------------
                           Amount    % Rev    Amount    % Rev    Amount     %
                         -------------------------------------------------------
 Revenues              13,579,003  100.0%  $12,114,361 100.0% $1,464,642   12.1%

 Cost of Services       9,649,227   71.1%   10,894,509  89.9% (1,245,282) -11.4%

 General &              1,130,586    8.3%    1,481,954  12.2%   (351,368) -23.7%
  Administrative
 Depreciation &           354,086    2.6%      298,059   2.5%     56,027   18.8%
  Amortization
 Uncollectible Accounts   323,012    2.4%      267,363   2.2%     55,649   20.8%
                      -----------           -----------        ----------
 Operating Income     $ 2,122,092   15.6%  $  (827,524) -6.8% $2,949,616      NM
                      -----------           -----------        ----------
 EBITDA               $ 2,476,178   18.2%  $  (529,465) -4.3% $3,005,643      NM
                      -----------           -----------        ----------
 Admissions                 3,947                3,746               201    5.4%

 Patient Months of Care    15,874               14,324             1,550   10.8%

 Revenue per Patient  $    855.42             $ 845.74           $  9.68    1.1%
 Month

The VN segment's financial performance under PPS is, in part, a result of the Company's work to prepare for operation under PPS and in part due to higher reimbursement rates under PPS. As shown in the table above, the VN operations incurred net losses in the period ended September 30, 2000 as it was then still operating under the old cost-based reimbursement system. In the period ended September 30, 2001, the Company earned a higher rate of reimbursement and incurred lower operating costs in its VN operations than were earned and incurred, respectively, in the period ended September 30, 2000. Costs of services, primarily labor and related costs, were reduced by 11.4% due to staffing reductions, increased staff productivity and a reduction in the amount of unprofitable insurance and managed care cases. The Company provided approximately 11% more patient months of care in 2001 than in 2000. Bad debt expense approximated 2% of revenues based on historical collection results. Since Medicare PPS is still relatively new, this 2% rate may differ in the future.

Liquidity and Capital Resources

Revolving Credit Facility
The Company has a $22.5 million credit facility with Bank One Kentucky NA which expires September 30, 2003. The credit facility bears interest at prime plus a margin (ranging from 0% to 1.0%, currently 0.50%) dependent upon total leverage and is secured by substantially all assets and the stock of the Company's subsidiaries. Borrowings are available equal to the greater of: a) a multiple of earnings before interest, taxes, depreciation and amortization (as defined) or,
b) an asset based formula, primarily based on accounts receivable. Borrowings under the facility may be used for working capital, capital expenditures, acquisitions, development and growth of the business and other corporate purposes. As of September 2001 the formula permitted the entire $22.5 million to be used of which approximately $11.2 million was outstanding. Additionally, an irrevocable letter of credit, totaling $2.7 million, is outstanding in connection with the Company's self-insured workers compensation and transportation insurance programs. Thus, a total of $13.9 million was either outstanding or committed as of September 30, 2001 while an additional $8.6 million was available for use.

The Company believes that this facility will be sufficient to fund its operating needs for at least the next twelve months. Management will continue to evaluate additional capital, including possible debt and equity investments in the Company, to support a more rapid development of the business than would be possible with internal funds.

Stock and Warrant Redemption
In March 2001, the Company redeemed 748,501 shares of common stock and a warrant to purchase 200,000 shares of common stock (at an exercise price of $12.50 per share). The Company's cost of redemption totaled approximately $5.1 million. As of March 31, 2001 a total of 2,510,062 common shares were outstanding. The following table shows the accretive impact of this redemption on consolidated basic earnings per share for periods ended September 30, 2001:

                                              Periods Ending September
                                                      30, 2001
                                             ---------------------------
                                             Three Months   Six Months
                                             -------------  ------------
      Consolidated Net Income
        As stated                              $1,931,001     $2,784,697
        Interest on borrowings for                104,000        208,000
         redemption
        Income tax effect                         (43,680)       (87,360)
                                             -------------  ------------
        Net  Income if  shares  had not been   $1,991,321     $2,905,337
         redeemed                            -------------  ------------
      Weighted Average Basic Shares
       Outstanding
        As stated                              2,486,720      2,496,026
        Shares Redeemed                          748,501        748,501
                                             -------------  ------------
        Basic shares if shares had not been    3,235,221      3,244,527
         redeemed                            -------------  ------------
      Basic EPS
        As stated                              $    0.78      $    1.12
        Basic shares if shares had not been         0.62           0.90
         redeemed                            -------------  ------------
        Accretive effect of share redemption   $    0.16      $    0.22
                                             =============  ============
        Percent accretive                           26.7%          26.2%
                                             =============  ============

On-Going Stock Buy Back Program
In March 2001, following the Stock and Warrant Redemption discussed above, the Company's Board of Directors authorized up to an additional $1 million to be used to acquire shares of the Company's common stock. In April 2001, the Company initiated a stock repurchase plan in compliance with Rule 10B-18 of the Securities Exchange Act of 1934. This plan permits purchases to take place selectively from time to time in open market purchases through a broker or in privately negotiated transactions. During the six months ended September 30, 2001, a total of 57,400 shares were repurchased under this program, all of which were in open market purchases. A total of $516,678 was expended in these purchases for an average acquisition cost of $9.00 per share. These purchases did not have a material effect on net income or earnings per share for the quarter or six months ended September 30, 2001.


Cash Flows
Key elements to the Consolidated Statements of Cash Flows for the periods ending September 30, 2001 and 2000 were:

    Net Change in Cash and Cash Equivalents       2001           2000
    ----------------------------------------   ----------   ------------
    Continuing Operations
      Provided by (used in)
      Operating activities                  $   893,233      $(2,828,088)
      Investing activities                   (2,061,888)      (1,242,565)
      Financing activities                     (753,401)       3,202,837
                                           -------------    -------------
    Net Change in Cash and Cash             $(1,922,056)     $  (867,816)
     Equivalents                           =============    =============

2001
Net cash used in operating activities resulted principally from current period income, net of changes in accounts receivable, accounts payable and accrued expenses. The increase in accounts receivable resulted from a small increase in days sales outstanding. Days sales outstanding were 80 at September 30, 2001, up from 76 at March 31, 2001. The decrease in accounts payable and accrued liabilities resulted primarily from the payment of fiscal year-end 2001 management incentives of approximately $500,000. Thus, excluding this payment of prior year bonus obligations, operating activities actually generated cash of about $1.3 million. Net cash used in investing activities resulted principally from amounts invested in adult day health services expansion activities and improvements in information systems. During the quarter, the Company made capital expenditures for the expansion of one center each in Louisville and Maryland and for a new center being constructed in Ft. Myers, FL and acquired ten new ADC transportation vehicles, largely to replace older vehicles. Net cash used by financing activities resulted primarily from repayments on the Company's credit facility, payment of capital lease obligations and repurchase of the common stock.

2000
Net cash used by operating activities resulted principally from current period operating losses, net of changes in accounts receivable, accounts payable and accrued expenses. The increase in prepaid expenses resulted from the timing of insurance payments. The increase in accounts receivable resulted from volume increases. Days sales outstanding increased slightly to 76 from 75 at March 31, 2000. The decrease in accounts payable and accrued liabilities resulted primarily from income tax payments made during the quarter. Net cash used in investing activities resulted principally from amounts invested in adult day health services expansion activities, and improvements in information systems. Net cash provided by financing activities resulted primarily from borrowings under the Company's credit facility.

Health Care Reform
The health care industry has experienced, and is expected to continue to experience, extensive and dynamic change. In addition to economic forces and regulatory influences, continuing political debate is subjecting the health care industry to significant reform. Health care reforms have been enacted as discussed elsewhere in this document. Proposals for additional changes are continuously formulated by departments of the Federal government, Congress, and state legislatures.

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

Federal and State legislative proposals continue to be introduced that would impose more limitations on payments to providers of health care services such as the Company. Many states have enacted, or are considering enacting, measures that are designed to reduce their Medicaid expenditures.

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

New Accounting Pronouncements
In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" (SFAS 141) and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). These statements establish new accounting and reporting standards for business combinations and associated goodwill and intangible assets. SFAS 141, effective immediately, eliminates the pooling of interest method of accounting and amortization of goodwill for business combinations initiated after June 30, 2001. SFAS 142, effective January 1, 2002, will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. The Company is currently reviewing the statements to determine their impact on the Company's results of operations and financial position.



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

At September 30, 2001, a hypothetical 100 basis point increase in short-term interest rates would result in a reduction of approximately $115,000 in annual pre-tax earnings from continuing operations.

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

            None

      Item 5.  Other Information

            None

      Item 6.  Exhibits and Reports on Form 8-K

            (a)    Exhibits  None

(b)   Form 8-K -
                 On September 20, 2001, the Company filed a Current Report on Form 8-K dated September 17, 2001. The Form 8-K reported at
                 Item 5 the Company's decision to retain its visiting nurse operations and the date of the Company's annual meeting of shareholders. The Form 8-K also reported at Item 8 a change in the Company's fiscal year to December 31.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 14,  2001

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