Form 10-K
period 2001-12-31
ALMOST FAMILY INC
filed 2002-04-01
CIK 799231

2



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
/   / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
      ACT OF 1934
      For the fiscal year ended     December 31, 2001

OR

/ X / TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
      EXCHANGE ACT OF 1934

                         Commission file number 1-09848

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


As of March 28, 2002, 2,480,562 shares of the Registrant's Common Stock were outstanding. The aggregate market value of Registrant's Common Stock held by non-affiliates of the Registrant as of March 28, 2002 was approximately $28,030,350 (based on the last sale price of a share of the common stock as of March 28, 2002 ($11.30), as reported by the NASDAQ SmallCap System).



                       DOCUMENTS INCORPORATED BY REFERENCE


None.

                                       37
                                TABLE OF CONTENTS



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



PART IV
   Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                     PART I


ITEM 1.  BUSINESS

Strategic Mission Statement
Almost Family, Inc. TM and subsidiaries (collectively "Almost Family " or the "Company") provide alternatives for seniors and other adults with special needs and their families who wish to avoid nursing home placement as long as possible and remain independent, through its network of adult day care (ADC) centers and ancillary services. The Company was incorporated in Delaware in 1985. On January 31, 2000 the Company changed its name to Almost Family, Inc. from Caretenders
(R) HealthCorp.

Recent Developments

Restatement of Financial Statements
As a result of accounting errors, the Company has restated its previously issued financial statements for the fiscal years ended March 31, 2001 and March 31, 2000, and its previously issued financial results for the quarterly periods in those fiscal years and the quarterly periods ended June 30 and September 30, 2001. Previously reported net income has been reduced by approximately $934,000 or $0.28 per diluted share in the year ended March 31, 2001 and $ 363,000 or $0.12 per diluted share in the year ended March 31, 2000. The components of the restatement and its effect on previously issued financial statements are set forth in Management's Discussion and Analysis of Results of Operations and Financial Condition, and Note 1 to the Financial Statements. The effect on quarterly financial information is set forth in Note 13 to the financial statements. On February 15, 2002, the Company issued a press release stating, and notified the Securities and Exchange Commission, that it expected to restate its financial statements.

The Company has adopted significant changes in its administrative procedures and internal controls relating to accounting for its self-insurance programs, including requirements that third-party financial information be provided to both financial accounting and operating personnel, improvements in the methodology for expensing the cost of claims incurred but not paid, and year end validation by third-party experts of the Company's estimated liability for unpaid claims.

On February 20, 2002, the Board of Directors appointed a Special Committee of two independent directors, Tyree Wilburn and Jonathan Goldberg, and directed the Committee to investigate the causes of the accounting errors. As authorized by the Board, the Special Committee retained counsel (Wilmer, Cutler & Pickering) previously unaffiliated with the Company to assist its inquiry, and counsel in turn engaged forensic accountants (Ten Eyck Associates, Inc.) also unaffiliated with the Company. The investigation of the Special Committee is substantially complete. The principal conclusions are that a former officer, the Vice President of Human Resources responsible for managing the Company's self-insurance programs, negligently, and at times intentionally, provided inaccurate information to the Company's financial accounting staff, and to its independent public accountants, that caused the Company to record a receivable to which it was not entitled and to understate certain liabilities, particularly with respect to the medical, workers' compensation and automobile self-insurance programs.

The Board has asked the Special Committee to (1) make additional recommendations to improve the Company's administrative processes and internal controls; (2) make a recommendation regarding whether to pursue legal action against the former officer; and (3) report the results of the inquiry to the Securities and Exchange Commission.

The Company anticipates that the after-tax cost of conducting the investigation into this matter, consisting primarily of professional fees, will be approximately $360,000 or $0.12 per diluted share. This cost will be included in the Company's results of operations for the quarter ended March 31, 2002.

[$400k pre-tax.  still awaiting estimates from accountants and lawyers]

Decision to Retain VN Operations
On September 14, 2001, the Company announced that its Board of Directors voted to terminate its previously adopted plan of disposition for its Visiting Nurse
(VN) operations. This decision followed a period of extensive analysis and evaluation of numerous alternatives for the business unit. In the Board's judgment, given the significant external and internal changes that have taken place with regard to the future prospects of the VN segment, retaining the VN segment was the best option available to maximize shareholder value. In the accompanying financial statements, the Company has, in accordance with applicable accounting rules terminated the use of discontinued operations accounting treatment for the VN segment. VN segment results are now reported as an on-going part of the continuing operations of the Company for all periods presented.

As a result of the decision to retain its VN segment, the Company recorded, in the nine-months ended December 31, 2001, a one-time after-tax gain of approximately $1.1 million, or $0.37 per diluted share, resulting from the reversal of the remainder of accounting reserves originally recorded at the time discontinued operations accounting treatment was adopted for this segment.

Change in Fiscal Year End
Also on September 14, 2001, the Company announced that it has changed its fiscal year end from March 31 to December 31 effective December 31, 2001. Pursuant to the Securities Exchange Act of 1934, the accompanying financial statements included herein present information for the nine-months ended December 31, 2001, and for the twelve months ended March 31, 2001 and 2000. To facilitate an understanding of current operating results Management's Discussion and Analysis of Financial Position and Results of Operations includes the nine-months ended December 31, 2001 compared to the nine-months ended December 31, 2000.

Operating Segments
The Company operates in two reportable business segments: Adult Day Health Services (ADHS), and Visiting Nurses (VN). Reportable segments have been identified based upon how management has organized the business by services provided to customers and the criteria in SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". The Company's ADHS segment includes the aggregation of its ADC in-center operations and in-home personal care operations (also referred to as "personal care"), both of which predominantly provide long-term health care and custodial services that enable recipients to avoid nursing home admission. Sources of reimbursement, reimbursement rates per day and contribution margins from the Company's ADC and personal care operations are substantially alike. The Company's VN segment provides skilled medical services in patients' homes largely to enable recipients to reduce or avoid periods of hospitalization and/or nursing home care. Approximately 83% of the VN segment revenues are generated from the Medicare program. VN Medicare revenues are generated on a per episode basis rather than a fee per visit or day of care. General and administrative expenses incurred at the corporate level have not been allocated to the segments. The Company has operations in Alabama, Connecticut, Florida, Indiana, Kentucky, Maryland, Massachusetts, and Ohio. Financial information for the Company's two operating segments is presented in Note12 to the financial statements.

Adult Day Health Services

Adult day health services are alternative methods of providing care for seniors and other adults who without such care would likely be institutionalized. The field has grown rapidly, from just 15 centers in the United States in the early 1970s to approximately 3,500 today. Still in a developmental stage, the industry is highly fragmented with the majority of adult day health centers operated by the non-profit sector. To the Company's best knowledge, it is the largest provider in the country when measured in terms of adult day care center revenues and days of patient care.

The Company's adult day health centers, referred to also as "Adult Day Care" centers provide professional, high quality adult day health services for disabled or frail adults who require some care or supervision, but who do not require intensive medical attention or institutionalization. The average center has capacity for over 60 guests per day. Many operate seven days a week. The Company also provides transportation services to and from the center.

The centers offer a range of therapeutic and medical services designed to promote the independence of participants and provide respite to families and caregivers. On-site staff nurses administer medications and give attention to medical care. Other services include (i) a light breakfast, a hot lunch, and an afternoon snack; (ii) highly structured, individualized and creative activity programs which include recreation, education, field trips, sports, crafts, music and group conversations; and (iii) family counseling. The Company currently has twenty-eight (28) adult day care centers.

In addition to services provided in the Company's physical locations, some adult day health services, referred to as "Personal Care" are also provided in the patients' homes. These services (generally provided by para-professional staff such as home health aides) are very similar in nature to the care provided in the Company's facility. This flexibility allows the patient and/or his or her family to select the venue (or combination of venues) of care that is appropriate for them. Many Almost Family, Inc. adult day health patients receive care both at home and in the Company's facilities. The Company currently operates twenty-one (21) personal care branch locations.

Visiting Nurse Services

Visiting Nurse services consist primarily of the provision of skilled in-home medical services to patients in need of short-term recuperative health care. A majority of the Company's patients receive this care immediately following a period of hospitalization or care in another type of in-patient facility. The Company operated eight (8) Medicare-certified home health agencies with a total of sixteen (16) branch locations. In the nine-months ended December 31, 2001, approximately 83% of the visiting nurse segment revenues were derived from the Federal Medicare program.

The visiting nurse segment, which uses the trade name "CaretendersTM", provides a comprehensive range of Medicare-certified home health nursing services. Payors also include Medicaid and private insurance companies. Professional staff including registered nurses, licensed practical nurses, physical, speech and occupational therapists, and medical social workers implement and monitor medical treatment plans prescribed by physicians. Professional staff are subject to state licensing requirements in the particular states in which they practice. Para-professional staff, primarily home health aides, also provide care to these patients.

As of December 31, 2001, the Company provides services through operating units in the following locations:

                            Adult Day      Personal Care    Visiting Nurse
     Locations            Care Centers        Branches         Branches
     ------------------- ----------------  ---------------  ----------------
     Kentucky:
       Louisville                      2                1                 2
       Lexington                       1                2                 1
       Elizabethtown                   1                -                 1
       Owensboro                       1                1                 1
       Northern KY                     1                1                 1
     (metro
        Cincinnati)
       Bardstown                       1                -                 -
       Frankfort                       1                1                 1
     Indiana:
       Evansville                      1                1                 1
     Ohio:
       Cincinnati                      1                1                 -
       Columbus                        1                1                 -
       Cleveland                       1                1                 -
     Massachusetts:
       Boston                          -                1                 1
     Connecticut:
       Stamford (1)                    -                1                 -
       Middlebury                      1                1                 -
       Danbury                         1                1                 -
       Seymour                         1                -                 -
       West Haven                      -                1                 -
     Maryland:

       Baltimore area                 10                -                 -

     Alabama:
       Birmingham (2)                  -                1                 -
     Florida:
       Fort Lauderdale                 -                1                 1
       West Palm Beach                 1                1                 2
       Miami (3)                       1                -                 -
       Fort Myers                      1                1                 1
       Sarasota                        -                1                 1
       Port Charlotte                  -                -                 1
       Naples                          -                1                 1
                         ----------------  ---------------  ----------------
     Total                            28               21                16
                         ================  ===============  ================


(1) The Company closed its in-center facility in this market in late fiscal 2001 but continues to provide personal care services in patients' homes.

(2) The Company closed its in-center facility in this market in late fiscal 2000 but continues to provide personal care services in patients' homes.

(3) The Company operates a center in Miami pursuant to a management agreement with the National Parkinsons Foundation.

Daily capacity for in-facility care was 1,827 and 1,671 guests per day at December 31, 2001 and March 31, 2001, respectively.

During the nine-months ended December 31, 2001 the Company added the Miami facility.

Compensation for Services

Almost Family, Inc. is compensated for its services by (i) Medicaid, (ii) Medicare (VN only), and (iii) other third party payors (e.g. insurance companies and other government funds), and (iv) private pay (paid by personal funds). See "Item 1. Business -- Payment Sources". Almost Family, Inc. employs compensation specialists who advise patients as to the availability of sources of payment for its services.

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


During 1997, the Company acquired one adult day care center. During 1998, the Company completed transactions to acquire two personal care and two visiting nurse operations. These operations added to the Company's market presence in Florida, Connecticut and Ohio. During each of the fiscal years ended March 31, 1999, 2000 and 2001 the Company acquired one adult day care center. No pro forma financial information has been provided as the acquisitions, individually and in the aggregate, were not significant compared to the Company's existing operations.

Competition, Marketing and Customers

The adult day health services industry is highly competitive but fragmented. Competitors include: other adult day health centers, ancillary programs provided by nursing homes and hospitals, other government-financed facilities, assisted living and retirement communities, home health providers and senior adult associations. To the Company's best knowledge, it is the largest provider in the country when measured in terms of adult day care center revenues and days of patient care. Almost Family, Inc. competes by offering a high quality of care and by helping families identify and access solutions for care. Adult day health services' competitive advantages include member activity programs, superior facilities and transportation services.

The visiting nurse industry is likewise highly competitive and fragmented. Visiting nurse programs enable patients to be discharged from in-patient facilities sooner than would otherwise be possible, and in many instances to remain in their own homes longer. Competitors include other free-standing proprietary agencies and a significant number of hospital based agencies. In some locations, county health departments operate home health agencies. The Federal Centers for Medicare and Medicaid Services (CMS, formerly HCFA) estimates total national annual Medicare home health spending of approximately $15 billion. To the Company's best knowledge, no individual provider has more than 2% market share.

The Company believes the primary competitive factors are quality of service and reputation among referral sources. However, competitors are increasingly focusing attention on providing alternative site health care services. The Company markets its services through its site managers and marketing staff. These individuals contact referral sources in their areas to market the Company's services. Major referral sources include: physicians, hospital discharge planners, Offices on Aging, social workers, and group living facilities. The Company also utilizes consumer-direct sales, marketing and advertising programs designed to attract customers.

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


Medicare Rates

A Medicare rate increase of 5.3% for Visiting Nurse services went into effect October 1, 2001. A Medicare rate decrease is scheduled to go into effect October 1, 2002. The Company estimates that if such rate cut is enacted it will have the approximate effect of reversing on October 1, 2002, the rate increase that went into effect on October 1, 2001. Refer to the Cautionary Statements - Forward Outlook and Risks below, the Notes to the accompanying financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.

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

As a provider of services under Medicare and Medicaid programs, the Company is subject to the Medicare and Medicaid anti-kickback statute, also known as the "fraud and abuse law." This law prohibits any bribe, kickback, rebate or remuneration of any kind in return for, or as an inducement for, the referral of Medicare or Medicaid patients. The Company may also be affected by the Federal physician self-referral prohibition, known as the "Stark" law, which, with certain exceptions, prohibits physicians from referring patients to entities in which they have a financial interest. Many states in which the Company operates have adopted similar self-referral laws, as well as laws that prohibit certain direct or indirect payments or fee-splitting arrangements between health care providers, if such arrangements are designed to induce or to encourage the referral of patients to a particular provider.

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

Health Insurance Portability and Accountability Act (HIPAA)
The Health Insurance Portability and Accountability Act (HIPAA) was enacted by the Federal government on August 12, 1996, and requires organizations to adhere to certain standards to protect data integrity, confidentiality and availability. HIPAA also mandates, among other things, that the Department of Health and Human Services adopt standards for the exchange of electronic health information in an effort to encourage overall administrative simplification and enhance the effectiveness and efficiency of the health care industry. The Department of Health and Human Services must adopt standards for the following:

          o Electronic transactions and code sets;
          o Unique identifiers for providers, employers, health plans and individuals; o Security and electronic signatures; o Privacy; and o Enforcement.

Although HIPAA was intended ultimately to reduce administrative expenses and burdens faced within the health care industry, the Company believes the law will initially bring about significant and, in some cases, costly changes. The Department of Health and Human Services has released two rules to date mandating the use of new standards with respect to certain health care transactions and health information. The first rule establishes uniform standards for common health care transactions, including:

          o Health care claims information;
          o Plan eligibility, referral certification and authorization; o Claims status; o Plan enrollment and disenrollment; o Payment and remittance advice; o Plan premium payments; and o Coordination of benefits.

Second, the Department of Health and Human Services has released standards relating to the privacy of individually identifiable health information. These standards not only require compliance with rules governing the use and disclosure of protected health information, but they also require the Company to impose those rules, by contract, on any business associate to whom we disclose protected information. The Department of Health and Human Services has proposed rules governing the security of health information, but has not yet issued these rules in final form.

The Department of Health and Human Services finalized the electronic transaction standards on August 17, 2000. Payors are required to comply with the transaction standards by October 16, 2002 or October 16 2003, depending on the size of the payor and whether the payor requests a one-year waiver. Following compliance by its payors, the Company must comply with the transaction standards, to the extent it uses electronic data interchange. The Department of Health and Human Services issued the privacy standards on December 28, 2000, and, after certain delays, they became effective on April 14, 2001, with a compliance date of April 14, 2003. Once the Department of Health and Human Services has issued the security regulations in final form, affected parties will have approximately two years to be fully compliant. Sanctions for failing to comply with the HIPAA provisions related to health information practices include criminal and civil penalties.

Management is in the process of evaluating the effect of HIPAA on the Company. At this time, management anticipates that the Company will be able to fully comply with those HIPAA requirements that have been adopted. However, management cannot at this time estimate the cost of compliance, nor can it estimate the cost of compliance with standards that have not yet been finalized by the Department of Health and Human Services. Although the new and proposed health information standards are likely to have a significant effect on the manner in which the Company handles health data and communicates with payors, based on current knowledge, the Company believes that the cost of our compliance will not have a material adverse effect on its business, financial condition or results of operations.

Payment Sources

The Company receives payments from Medicare, Medicaid, private pay and insurance policies as detailed below. As noted above, the Company's dependence on government sponsored reimbursement programs makes it vulnerable to possible legislative and administrative regulations and budget cut-backs that could adversely affect the number of persons eligible for such programs, the amount of allowed reimbursements or other aspects of the program, any of which could materially affect the Company. In addition, loss of certification or qualification under Medicare or Medicaid programs could materially affect the Company's ability to effectively market its services.

In addition to its dependence on Medicare and Medicaid reimbursement, the Company's future operating results may be dependent in part upon its ability to attract customers able to pay for the Company's charges from their own and their families' financial resources. The Company could be adversely impacted by circumstances which affect the ability or desire of seniors to pay for the Company's services.

The following table sets forth the Company's revenues from continuing operations derived from each major class of payor during the following fiscal years (by percentage of net revenues):

                                 Nine Months
     Payor Group                    Ended         Year Ended
                                December 31,      March 31,       Year Ended
                                    2001              2001      March 31, 2000
     ------------------------------------------  ------------  -----------------
     Medicare                          29.2%           28.5%               38.1%
     Medicaid and other
     Government                        51.5%           46.9%               43.6%
       Programs
     Insurance and Private Pay         19.3%           24.6%               18.3%

Changes in payment sources are primarily a result of the impact of changes in the types of customers the Company attracts. The Company has a significant dependence on state Medicaid reimbursement programs. Although the Company is not aware of any significant initiatives currently underway that would have a material adverse impact on the Medicaid reimbursement programs or the Company, the Company could be materially impacted by unfavorable changes in the future should they occur. For the nine months ended December 31, 2001, approximately 17%, 17%, 6%, 4% and 3% of the Company's revenues were generated from Medicaid reimbursement programs in the states of Maryland, Kentucky, Connecticut, Indiana and Massachusetts, respectively.

In determining charge rates for goods and services provided to customers, the Company evaluates several factors including cost and market competition. The Company also negotiates contract rates with third party providers such as insurance companies. The rates of reimbursement for Medicaid and other Government programs are generally dictated by those programs.

Insurance Costs

Self-Insurance Programs. The Company bears significant risk under its self-insured employee health, automobile and workers' compensation programs. The Company's self-insured health program has an excess-loss insurance policy that reimburses the Company for covered expenses (up to a certain amount) of a specific deductible for each covered person and an annual aggregate deductible for all covered claims. The Company's current excess loss insurance policy ends April 30, 2002. Based on information provided by its broker and third-party administrator, the Company expects health insurance costs to increase between 10% to 20% during 2002 due to the inflation of medical care costs. Under its automobile and workers' compensation self-insurance programs, the Company bears risk up to $100,000 per incident.

The Company records estimated liabilities for its health, automobile, and workers' compensation self-insurance programs based on information provided by the third-party plan administrators, historical claims experience, the life cycle of claims, expected costs of claims incurred but not paid, and expected costs to settle unpaid claims. The Company monitors its estimated liabilities on a quarterly basis and, when necessary, may make material adjustments to them in the future.

Other Insurance. The Company's properties are covered by casualty insurance policies. The Company also carries directors and officers, general and professional liability insurance. The Company's deductible amount for general and professional claims was $5,000 per claim prior to July 1, 2001 and $25,000 thereafter.

The Company believes that its present insurance coverage is adequate. However, in the wake of the terrorist events of September 11, 2001, the Company's outside insurance agent has advised that the annual cost of its insurance programs (excluding health) will increase by approximately $500,000 ($290,000 after tax) upon renewal on April 1, 2002. The Company also has been advised that it is possible that the amount of coverage the Company is able to purchase may decline.

Employees and Labor Relations

As of December 31, 2001 the Company had approximately 3,000 employees. None of the Company's employees are represented by a labor organization. Management believes its relationship with the Company's employees is satisfactory.

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

The Company incurred losses operating the division prior to the implementation of Medicare's Prospective Payment System (PPS) and made substantial payments for the release of lease obligations, and for other costs. During that same time frame the Company closed 3 of its then 11 operating VN agencies. The Company continues to operate the remaining 8 agencies located in Kentucky (4), Florida
(3) and Massachusetts (1).

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

As a result of the decision to retain its VN segment, the Company recorded, in the nine-months ended December 31, 2001, a one-time after-tax gain of approximately $1.1 million, or $0.37 per diluted share, resulting from the reversal of the remainder of accounting reserves originally recorded at the time discontinued operations accounting treatment was adopted for this segment.

Revenues from discontinued operations (product segment only) were approximately $12.5 million for the year ended March 31, 2000. Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations and the Notes to the financial statements under Part II, Items 7 and 8, respectively, for additional financial information regarding discontinued operations.

Cautionary Statements - Forward Outlook and Risks

Information provided herein by the Company contains, and from time to time the Company may disseminate material and make statements, which may contain, "forward-looking" information, as that term is defined by the Private Securities Litigation Reform Act of 1995 (the "Act"). These cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of "safe harbor" provisions of the Act. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements as a result of various factors including but not limited to the following:

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

b)        Medicaid Concentration
The Company has a significant dependence on state Medicaid reimbursement programs. Although the Company is not aware of any significant initiatives currently underway that would have a material adverse impact on the Medicaid reimbursement programs or the Company, the Company could be materially impacted by unfavorable changes in the future should they occur. For the nine months ended December 31, 2001, approximately 17%, 17%, 6%, 4% and 3% of the Company's revenues were generated from Medicaid reimbursement programs in the states of Maryland, Kentucky, Connecticut, Indiana and Massachusetts, respectively. The Company could also be materially impacted by unfavorable changes in reimbursement programs in these states.

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

e)        Insurance
The Company believes its present insurance coverage is adequate. However, there can be no assurance that such insurance will be available, or, if available, that such insurance will be either adequate to cover the Company's liabilities or available at affordable rates. In addition, increasing insurance costs, and the increasing unwillingness of insurance companies to insure against certain types of losses, raise some questions as to whether the Company will be able to obtain or continue its present insurance coverage. The inability to obtain adequate insurance coverage at affordable rates, or a loss of existing coverage, could have a material effect on the Company. Additionally, the Company is exposed to insurance risk under its automobile, workers' compensation and medical self-insurance programs. Accordingly, the Company's future operating costs are subject to changes in these programs.

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

i)        Financing
The Company's ability to pursue its strategic plan is dependent upon its ability to obtain financing on satisfactory terms and conditions. If the Company is unable to obtain satisfactory financing it would have an adverse impact on the Company's liquidity and its ability to execute its development plans. The Company is subject to certain restrictive covenants under its financing arrangement. There can be no assurance that the Company will remain in compliance with these covenants in future periods.

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

k)        Visiting Nurse Operations Medicare Reimbursement Rates
A Medicare rate increase of 5.3% went into effect October 1, 2001 in the Visiting Nurse segment. A Medicare rate decrease is scheduled to go into effect October 1, 2002. The Company currently estimates that if such rate cut is enacted it would have the approximate effect of reversing on October 1, 2002, the rate increase that went into effect on October 1, 2001. However, the Medicare program has not yet announced what the rates would actually be. Accordingly, there can be no assurance that the Company's estimate will prove accurate.

ITEM 2.   PROPERTIES

The Company's executive offices are located in Louisville, Kentucky in approximately 21,000 square feet of space leased from an unaffiliated party.

The Company has 51 real estate leases ranging from approximately 200 to 24,000 square feet of space in their respective locations. See "Item 1. Business - Operating Segments" and Note 8 to the Company's audited consolidated financial statements. The Company believes that its facilities are adequate to meet its current needs, and that additional or substitute facilities will be available if needed.

ITEM 3.  LEGAL PROCEEDINGS

The Company, from time to time, is subject to claims and suits arising in the ordinary course of its business, including claims for damages for personal injuries. In the opinion of management, the ultimate resolution of any of these pending claims and legal proceedings will not have a material effect on the Company's financial position or results of operations.

On January 26, 1994 Franklin Capital Associates L.P., Aetna Life and Casualty Company and Aetna Casualty and Surety Company, shareholders, who at one time held approximately 320,000 shares of the Company's common stock (approximately 13% of shares outstanding) filed suit in Chancery Court of Williamson County, Tennessee claiming unspecified damages not to exceed three million dollars in connection with registration rights they received in the Company's acquisition of certain home health operations in February 1991. The 1994 suit alleged that the Company failed to use its best efforts to register the shares held by the plaintiffs as required by the merger agreement. The Company settled with Aetna shortly before the case went to trial in February 2000. In mid-trial Franklin voluntarily withdrew its complaint reserving its legal rights to bring a new suit as allowed under Tennessee law. In April 2000, Franklin refiled its lawsuit. The Company believes it has meritorious defenses to the claims and does not expect that the ultimate outcome of the suit will have a material impact on the Company's results of operations, liquidity or financial position. The Company plans to vigorously defend its position in this case. Estimated costs of litigation are included in accrued liabilities on the accompanying balance sheet. However, the Company can give no assurance that the accrued amount will be sufficient to cover the cost of the litigation and the Company can give no assurance that it will be successful in its defense.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS


The Company's common stock is traded on the NASDAQ SmallCap System. The stock is traded under the symbol "AFAM" (formerly CTND). Set forth below are the high and low sale prices for the common stock for the periods indicated reported by
NASDAQ:


Closing Common Stock Prices
            Quarter Ended:                     High              Low
            --------------                     ----              ---
            June 30, 1999                     $3.00             $1.50
            September 30, 1999                $2.81             $1.50
            December 31, 1999                 $3.00             $1.50
            March 31, 2000                    $3.44             $1.75
            June 30, 2000                     $3.00             $2.19
            September 30, 2000                $4.28             $2.19
            December 31, 2000                 $5.25             $3.47
            March 31, 2001                    $6.13             $3.50
            June 30, 2001                     $7.75             $5.77
            September 30, 2001               $11.00             $7.90
            December 31, 2001                $16.30             $9.20


On March 28, 2002, the last reported sale price for the Common Stock reported by NASDAQ was $11.30 and there were approximately 470 holders of record of the Company's Common Stock. No cash dividends have been paid by the Company. The Company does not presently intend to pay dividends on its common stock and will retain its earnings for future operations and growth of its business.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected financial information derived from the consolidated financial statements of the Company for the periods and at the dates indicated. The information is qualified in its entirety by and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this and prior year Form 10-Ks. The information below has been restated as described in Part I and in the notes to the financial statements.

                                Consolidated Selected Financial Information (AS RESTATED)
   (Dollar amounts in    Nine       Nine
          000's          Months     Months
    except per share     Ended      Ended      Year       Year       Year      Year
          data)          December   December   Ended      Ended      Ended     Ended
                         31, 2001   31, 2000   March 31,  March 31,  March 31, March 31,
                                       (1)     2001 (1)   2000       1999      1998 (1)
                                    (unaudited)             (1)        (1)
                         --------------------- ---------- ---------- ---------------------

Results of Operations
   Net revenues        $ 59,754   $  55,902  $  75,455  $ 79,343   $ 74,045  $ 70,440
   Net Income (loss)
     Continuing
        Operations        2,241         108        541    (3,391)  $ (8,104) $ (1,645)
     Discontinued         1,087         737        737    (1,715)     1,876     3,057
        Operations
         Total         $  3,328   $     845  $   1,278  $ (5,106)  $ (6,228) $  1,412

 Per share:
   Basic:
     Number of shares     2,478       3,146      3,146     3,124      3,119     3,119
   Net Income (loss)
     Continuing        $   0.90   $    0.03  $    0.17  $  (1.08)  $  (2.60)   $(0.53)
        Operations
     Discontinued          0.44        0.23       0.23     (0.55)      0.60      0.98
        Operations
         Total         $   1.34   $    0.26  $    0.40  $  (1.63)  $ (2.00)  $   0.45

   Diluted:
     Number of shares     2,909       3,307      3,307      3,124     3,120     3,162
   Net Income (loss)
     Continuing        $   0.77   $    0.03  $    0.16  $  (1.08)  $  (2.60)  $  0.53
        Operations
     Discontinued          0.37        0.22       0.22     (0.55)      0.60      0.98
        Operations
         Total         $   1.14   $    0.25  $    0.38  $  (1.63)  $ (2.00)  $   0.45



 Balance  sheet  Data as     December    March      March     March      March
 of:                           2001       2001       2000      1999       1998
                            ---------- ---------- --------- ---------- ---------
 Working capital            $ 11,963  $   9,741  $  5,511   $ 9,529     $10,908
 Total assets                 35,877     33,984    28,392    42,762      49,533
 Long term liabilities        14,847     13,482     4,777    13,562      11,962
 Total liabilities            25,495     26,726    17,603    26,907      27,450
 Stockholders' equity         10,381      7,258    10,790    15,855      22,083

(1) Where appropriate amounts for these periods have been restated and reclassified as discussed in Note 1 to the financial statements.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement of Financial Statements
As a result of accounting errors, the Company has restated its previously issued financial statements for the fiscal years ended March 31, 2001 and 2000, and its previously issued financial results for the quarterly periods in those fiscal years and the quarterly periods ended June 30 and September 30, 2001. Previously reported net income has been reduced by approximately $934,000 or $0.28 per diluted share in the year ended March 31, 2001 and $ 363,000 or $0.12 per diluted share in the year ended March 31, 2000. The components of the restatement and its effect on previously issued financial statements are set forth below and in Note 1 to the accompanying financial statements. The effect on quarterly financial information is set forth in Note 13 to the financial statements. On February 15, 2002, the Company issued a press release stating, and notified the Securities and Exchange Commission, that it expected to restate its financial statements.

The Company has adopted significant changes in its administrative procedures and internal controls relating to accounting for its self-insurance programs, including requirements that third-party financial information be provided to both financial accounting and operating personnel, improvements in the methodology for expensing the cost of claims incurred but not paid, and year end validation by third-party experts of the Company's estimated liability for unpaid claims.

On February 20, 2002, the Board of Directors appointed a Special Committee of two independent directors, Tyree Wilburn and Jonathan Goldberg, and directed the Committee to investigate the causes of the accounting errors. As authorized by the Board, the Special Committee retained counsel (Wilmer, Cutler & Pickering) previously unaffiliated with the Company to assist its inquiry, and counsel in turn engaged forensic accountants (Ten Eyck Associates, Inc.) also unaffiliated with the Company. The investigation of the Special Committee is substantially complete. The principal conclusions are that a former officer, the Vice President of Human Resources responsible for managing the Company's self-insurance programs, negligently, and at times intentionally, provided inaccurate information to the Company's financial accounting staff, and to its independent public accountants, that caused the Company to record a receivable to which it was not entitled and to understate certain liabilities, particularly with respect to the medical, workers' compensation and automobile self-insurance programs.

The Board has asked the Special Committee to (1) make additional recommendations to improve the Company's administrative processes and internal controls; (2) make a recommendation regarding whether to pursue legal action against the former officer; and (3) report the results of the inquiry to the Securities and Exchange Commission.

The Company anticipates that the after-tax cost of conducting the investigation into this matter, consisting primarily of professional fees, will be approximately $360,000 or $0.12 per diluted share. This cost will be included in the Company's results of operations for the quarter ended March 31, 2002.

Components of the restatement and their approximate effect on previously reported net income (loss), are set forth in the following table
(amounts rounded to nearest thousand dollars):

                                        March 31, 2001    March 31, 2000
                                       ---------------   --------------
     Increase in health self-insurance
       expense                           $ 1,509,000       $  811,000
     Increase in workers compensation and
     automobile self-insurance expense       493,000          208,000
     Additional revenues recorded from
     amending Medicare and Medicaid
     cost reports due to restatement        (240,000)        (390,000)
                                         ---------------   --------------
       Total reduction in pretax income
         due to restatement                1,762,000          629,000
       Income tax effect                    (828,000)        (266,000)
                                         ---------------   --------------
       Total reduction in net income
         due to restatement                  934,000          363,000
         income tax effect
       Net income (loss) as previously     2,212,000       (4,743,000)
         reported
                                         ---------------   --------------
       Net income (loss) as restated     $ 1,278,000       $(5,106,000)
                                         ===============   ==============

     Basic Earnings (Loss) Per Share
       As previously reported            $      0.70       $    (1.52)
       As restated                       $      0.40       $    (1.63)

     Diluted Earnings (Loss) Per Share
       As previously reported            $      0.67       $    (1.52)
       As restated                       $      0.38       $    (1.63)


As shown in Note 13 to the financial statements the self-insurance accounting issues described above also resulted in a reduction of net income of $125,000 or $0.04 per diluted share and $176,000 or $0.07 per diluted share in the quarters ended June 30 and September 30, 2001 respectively.

Decision to Retain VN Operations

On September 14, 2001, the Company announced that its Board of Directors voted to terminate its previously adopted plan of disposition for its Visiting Nurse
(VN) operations. This decision followed a period of extensive analysis and evaluation of numerous alternatives for the business unit. In the Board's judgment, given the significant external and internal changes that have taken place with regard to the future prospects of the VN segment, retaining the VN segment was the best option available to maximize shareholder value. In the accompanying financial statements, the Company has, in accordance with applicable accounting rules terminated the use of discontinued operations accounting treatment for the VN segment. VN segment results are now reported as an on-going part of the continuing operations of the Company for all periods presented.

As a result of the decision to retain its VN segment, the Company recorded, in the nine-months ended December 31, 2001, a one-time after-tax gain of approximately $1.1 million, or $0.37 per diluted share, resulting from the reversal of the remainder of accounting reserves originally recorded at the time discontinued operations accounting treatment was adopted for this segment.

Change in Fiscal Year End

Also on September 14, 2001, the Company announced that it has changed its fiscal year end from March 31 to December 31 effective December 31, 2001. Pursuant to the Securities Exchange Act of 1934, the accompanying financial statements included herein present audited information for the nine-months ended December 31, 2001, and for the twelve months ended March 31, 2001 and 2000. To facilitate the an understanding of current operating results, Management's Discussion and Analysis of Financial Position and Results of Operations includes the nine-months ended December 31, 2001 compared to the unaudited results for the nine-months ended December 31, 2000.

Critical Accounting Policies

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. When more than one accounting principle, or the method of its application, is generally accepted, the Company selects the principle or method that is appropriate in the specific circumstances. Application of these accounting principles requires management to make estimates about the future resolution of existing uncertainties; as a result, actual results could differ from these estimates. In preparing these financial statements, management has made its best estimates and judgments of the amounts and disclosures included in the financial statements, giving due regard to materiality.

Receivables and Revenue Recognition
Revenues are recognized when the related patient services are provided. Receivables and revenues are stated at amounts estimated by management to be their net realizable values. Certain classes of patients rely on a common source of funds to pay the cost of their care, such as the Federal Medicare program and various state Medicaid programs. Medicare program revenues for the years prior to the implementation of the prospective payment system and certain Medicaid program revenues are subject to audit and retroactive adjustment by government representatives. The Company believes that any differences between the net revenues recorded and final determination will not materially affect the Company's results of operations or financial condition.

Allowance for Doubtful Accounts
The Company evaluates the collectibility of its accounts receivable based on certain factors, such as payor types, historical collection trends and aging categories. The Company calculates its reserve for bad debts based on the length of time that the receivables are past due. The percentage applied to the receivable balances in the various aging categories is based on historical experience and has been consistently applied.

Insurance Programs
Self-Insurance Programs. The Company bears significant risk under its self-insured employee health, automobile and workers' compensation programs. The Company's self-insured health program has an excess-loss insurance policy that reimburses the Company for covered expenses (up to a certain amount) of a specific deductible for each covered person and an annual aggregate deductible for all covered claims. The Company's current excess loss insurance policy ends April 30, 2002. Based on information provided by its broker and third-party administrator, the Company expects health insurance costs to increase between 10% to 20% during 2002 due to the inflation of medical care costs. Under its automobile and workers' compensation self-insurance programs, the Company bears risk up to $100,000 per incident.

The Company records estimated liabilities for its health, automobile, and workers' compensation self-insurance programs based on information provided by the third-party plan administrators, historical claims experience, the life cycle of claims, expected costs of claims incurred but not paid, and expected costs to settle unpaid claims. The Company monitors its estimated liabilities on a quarterly basis and, when necessary, may make material adjustments to them in the future.

Other Insurance. The Company's properties are covered by casualty insurance policies. The Company also carries directors and officers, general and professional liability insurance. The Company's deductible amount for general and professional claims was $5,000 per claim prior to July 1, 2001 and $25,000 thereafter.

The Company believes that its present insurance coverage is adequate. However, in the wake of the terrorist events of September 11, 2001, the Company's outside insurance agent has advised that the annual cost of its insurance programs (excluding health) will increase by approximately $500,000 ($290,000 after tax) upon renewal on April 1, 2002. The Company also has been advised that it is possible that the amount of coverage the Company is able to purchase may decline.

Impairment of Property, Equipment and Intangible Assets
The Company evaluates its property and equipment and intangible assets on a periodic basis to determine if facts and circumstances suggest that the assets may be impaired or the life of the asset may need to be changed. The Company considers internal and external factors of the individual facility or asset, including changes in the regulatory environment, changes in national health care trends, current period cash flow loss combined with a history of cash flow losses and local market developments. If these factors and the projected undiscounted cash flow of the entity over its remaining life indicate that the asset will not be recoverable, the carrying value will be adjusted to its fair value if it is lower. There were no impairment charges recorded during the nine-months ended December 31, 2001, however, if the projections or assumptions change in the future, the Company may be required to record impairment charges not previously recorded for its assets.

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" (SFAS 141) and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). These statements established new accounting and reporting standards for business combinations and associated goodwill and intangible assets. SFAS 141, which took effect immediately, eliminated the pooling of interest method of accounting and amortization of goodwill for business combinations initiated after June 30, 2001. SFAS 142, effective January 1, 2002, requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. The Company is currently in the process of determining the impact of these standards on the Company's results of operations and financial position. The initial test for impairment, pursuant to SFAS 142, will be completed by the Company by June 30, 2002. The accompanying income statements include goodwill amortization expense of approximately $113,146, $150,289, and $163,309 in the nine months ended December 31, 2001 and the years ended March 31, 2001 and 2000 respectively.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 142). This statement supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and the accounting and reporting provisions for APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The Company will adopt the provisions of SFAS 144 as of January 1, 2002, and is currently evaluating the impact SFAS 144 may have on its financial position and results of operations.

Accounting for Income Taxes
As of December 31, 2001, the Company has net deferred tax assets of approximately $1.9 million. The net deferred tax asset is composed of approximately $3.4 million of long-term deferred tax assets and $1.5 million of long-term deferred tax liabilities. The Company has provided a valuation allowance against certain net deferred tax assets based upon management's estimation of realizability of those assets through future taxable income. This valuation was based in large part on the Company's history of generating operating income or losses in individual tax locales and expectations for the future. The Company's ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, competitive pressures on revenues and margins and legislation and regulation at all levels of government. Management has considered the above factors in reaching its conclusion that it is more likely than not that future taxable income will be sufficient to fully utilize the net deferred tax assets (net of valuation allowance). However, there can be no assurances that the Company will meet its expectations of future taxable income.

Operating Segments
The Company operates in two reportable business segments: Adult Day Health Services (ADHS), and Visiting Nurses (VN). Reportable segments have been identified based upon how management has organized the business by services provided to customers and the criteria in SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". The Company's ADHS segment includes the aggregation of its ADC in-center operations and in-home personal care operations, both of which provide predominantly long-term health care and custodial services that enable recipients to avoid nursing home admission. Sources of reimbursement, reimbursement rates per day and contribution margins from the Company's ADC and personal care operations are substantially alike. The Company's VN segment provides skilled medical services in patients' homes largely to enable recipients to reduce or avoid periods of hospitalization and/or nursing home care. Approximately 83% of the VN segment revenues are generated from the Medicare program. VN Medicare revenues are generated on a per client basis rather than a fee per visit or day of care. General and administrative expenses incurred at the corporate level have not been allocated to the segments. The Company has operations in Alabama, Connecticut, Florida, Indiana, Kentucky, Maryland, Massachusetts, and Ohio. Financial information for the Company's two operating segments is presented in Note 12 to the financial statements.

Seasonality
The Company's ADHS segment normally experiences seasonality in its operating results. Specifically, the quarters ended December and March typically generate lower operating income than the quarters ended June and September as the holiday season and winter weather tend to temporarily lower ADC in-center attendance, particularly in Maryland and Connecticut. Partially offsetting this, the Company's VN segment operations located in southeast and southwest Florida normally experience higher admissions during the March quarter than in the other quarters due to seasonal population fluctuations.

RESULTS OF CONTINUING OPERATIONS

Nine Months Ended December 31, 2001 Compared with Unaudited Nine Months Ended December 31, 2000 and the Year Ended March 31, 2001 (as restated)

   Consolidated                    Nine Months Ended
   ------------                      December 2000                         Year Ended
                    December 2001     (unaudited)          Change           March 2001
                 ----------------------------------------------------------------------------------
                    Amount      %Rev     Amount      %Rev       Amount    %Rev     Amount      %Rev
                 ----------------------------------------------------------------------------------

   Net Revenues:
     ADHS         $38,709,645   64.8%  $36,942,984    66.1%   $1,766,661   4.8%   $49,680,572  65.8%
     VN            21,043,917   35.2%   18,958,949    33.9%    2,084,967  11.0%    25,774,214  34.2%
                 ------------           -----------           ----------          -----------
                  $59,753,561  100.0%  $55,901,933   100.0%   $3,851,628   6.9%   $75,454,786 100.0%
                 ============          ===========            ==========          ===========
   Operating Income:
     ADHS         $ 2,928,096    7.6%  $ 2,683,335     7.3%   $  244,762   9.1%   $3,522,306    7.1%
     VN             3,190,513   15.2%     (667,134)   -3.5%    3,857,647   NM        (83,305)  -0.3%
                   ----------           -----------           ----------         -----------
                    6,118,610   10.2%    2,016,201     3.6%    4,102,409   NM     3,439,001     4.6%
   Unallocated
   Corporate
     Expense        1,542,712    2.6%    1,181,302     2.1%     361,410   30.6%   1,603,505     2.1%
                   ----------           -----------          ----------          -----------
   EBIT             4,575,898    7.7%      834,899     1.5%   3,740,999    NM     1,835,496     2.4%

   Interest expense   712,002    1.2%      631,316     1.1%      80,686   12.8%     815,653     1.1%
   Income taxes     1,622,831    2.7%       95,663     0.2    1,527,168    NM       479,305     0.6%
                    ----------          -----------          ----------          -----------
Net income from
 continuing
  operations       $2,241,064    3.8%     $107,920     0.2%  $2,133,145    NM     $ 540,538     0.7%
                   ==========           ===========          ==========          ===========

   EBITDA (1)      $5,846,102    9.8%   $2,081,403     3.7%  $3,764,699  180.9%   $3,363,983    4.5%
   Effective            42.0%                47.0%                -5.0%                47.0%
     Tax Rate

   (1) Earnings before interest, taxes, depreciation and amortization

The commentary that follows explains the comparison of the nine months ended December 31, 2001 to the unaudited results for the nine months ended December 31, 2000. The explanations set forth below consider the comparisons of the percentage of revenue information shown above for the nine months ended December 31, 2001 and the year ended March 31, 2001.

The Company's net revenues grew $3.8 million or 6.9% primarily as a result of improved reimbursement and patient volumes in the VN segment and to a lesser extent pricing improvements in the ADHS Segment. Likewise operating income before unallocated corporate expense improved $4.1 million during the period ended December 31, 2001 primarily as a result of the Company's actions to adapt its operations to the new Medicare PPS reimbursement system which took effect on October 1, 2001. Unallocated corporate overhead increased as a result of additional expenditures in information systems, additional staff support for operational audits and communication and increased compensation expense. Refer to the segment discussions below for additional information.

The increase in interest is primarily a result of higher average outstanding debt levels associated with the Company's use of approximately $5.2 million for the repurchase of a large block of the Company's stock in March 2001, partially offset by lower interest rates in 2001.

The effective income tax rate was approximately 42% of income before income taxes in 2001 as compared to an effective income tax rate of approximately 47% in the December 2000 and March 2001 periods. The higher tax rate used in the prior periods was a result of taxable losses incurred in certain state and local jurisdictions and the establishment of a valuation allowance against the realizability of the related net operating loss carryforwards. Taxable income was generated in those jurisdictions in 2001.

Adult Day Health Services (ADHS) Segment-Nine-Months Ended December 31, 2001 and 2000 (Unaudited) and the Year Ended March 31, 2001 (as restated) The Company's ADHS segment includes the aggregation of its ADC in-center operations and in-home personal care operations, both of which predominantly provide long-term health care and custodial services that enable patients to avoid nursing home admission. Sources of reimbursement, reimbursement rates per day and contribution margins from the Company's ADC and in-home personal care operations are substantially alike.

                                       Nine Months Ended
                                         December 2000                      Year Ended
                       December 2001      (unaudited)         Change        March 2001
                      ---------------------------------------------------------------------
                                     %                   %                   %                  %
                       Amount       Rev      Amount     Rev    Amount       Rev     Amount     Rev
                      --------------------------------------------------------------------------------


Net revenues           $38,709,645  100.0% $36,942,984 100.0%  $1,766,661    4.8%  $49,680,572  100.0%
Cost of services        32,739,103   84.6%  31,409,698  85.0%   1,329,405    4.2%   42,482,598   85.5%
General & admin          1,978,222    5.1%   1,767,537   4.8%     210,685   11.9%    2,360,589    4.8%
Depreciation &             647,029    1.7%     656,773   1.8%      (9,745)  -1.5%      748,478    1.5%
  amortization
Uncollectible accounts     417,195    1.1%     425,641   1.2%      (8,446)  -2.0%      566,601    1.1%
                        ----------           ----------          ----------       ------------
    Operating income   $ 2,928,096    7.6% $ 2,683,335   7.3%  $   244,762   9.2%  $ 3,522,306    7.1%
                        ==========          ===========          ==========       ============

  EBITDA               $ 3,575,125    9.2% $ 3,340,108   9.0%  $   235,017   7.0%  $ 4,270,784    8.6%

Admissions                   3,364               3,496               (132)  -3.8%        4,588
Patients months of care     42,509              41,322              1,187    2.9%       55,068
Patient days of care       538,918             537,397              1,521    0.3%      710,452

Revenue per patient day $    71.83         $     68.74         $     3.09    4.5%      $ 69.93

ADC in-center
  Avg. weekday attend.       1,244               1,248                (4)   -0.3%        1,231
  Avg. center capacity       1,689               1,671                18     1.1%        1,671
  Average occupancy          73.6%               74.7%              -1.1%                73.7%

The commentary that follows explains the comparison of the nine months ended December 31, 2001 to the unaudited results for the nine months ended December 2000. The explanations set forth below also address the comparisons of the percentage of revenue information shown above for the year ended March 31, 2001.

ADHS revenues increased 4.8% to $38.7 million in 2001 from $36.9 million in 2000. Average revenue per day of care increased about 4.5% and 2.7% over the December 2000 and March 2001 periods, respectively as a result of mix changes and higher reimbursement rates. The Company had one more center in operation in 2000 than in 2001. Occupancy in the adult day care centers was 73.6% of capacity in 2001 and 74.7% of capacity in 2000. Average capacity increased as the addition of new centers in Kentucky and Florida slightly more than offset the capacity closed last year. As of December 31, 2001, total system capacity was 1,827 guests per day. In addition to the above, net revenues for the nine-months ended December 31, 2001 included a one-time, non-recurring supplemental reimbursement of $210,000 from the Maryland Medicaid program.

Cost of services as a percent of revenues decreased to 84.6% in 2001 from 85.0% and 85.5% in the December 2000 and March 2001 periods, respectively, primarily as a result of the pricing, volume and capacity changes discussed above. General and administrative expenses were relatively unchanged between periods and increased slightly as a percent of revenues. Depreciation and amortization decreased due to certain property items reaching the end of their useful lives. Management establishes an allowance for uncollectible accounts based on its estimate of probable collection losses. The provision for uncollectible accounts was just over 1% of revenue in both periods.

During the nine months ended December 31, 2001, the Company opened three new Adult Day Care facilities: Ft. Myers FL, Bardstown KY and Ft. Thomas KY (Cincinnati metro area). These facilities generated a pre-tax loss of $293,000 in the December 2001 period.

Visiting Nurse (VN) - Segment-Nine-Months Ended December 31, 2001 and 2000 (Unaudited) and the Year Ended March 31, 2001 (as restated) The Company's VN segment provides skilled medical services in patients' homes to enable recipients to reduce or avoid periods of hospitalization and/or nursing home care. Approximately 83% of the VN segment revenues come from the Medicare program and are generated on a per episode basis rather than a daily fee basis as in ADHS. During the entirety of the December 2001 period, Medicare PPS was in effect. From April 1, 2000 through September 30, 2000 Medicare's cost-based reimbursement system was in effect. For all periods after September 30, 2000, Medicare PPS was in effect.

                        Nine Months Ended   December 2000                     Year Ended
                        December 2001      (unaudited)        Change          March 2001
                        -----------------------------------------------------------------------
                        Amount    % Rev   Amount   % Rev    Amount     %     Amount      %
                     -------------------------------------------------------------------------

Net revenues          $21,043,917 100.0% $18,958,94 100.0% $2,084,967   11.0%  $25,774,214  100.0%
Cost of services       15,401,130  73.2% 16,876,850  89.0% (1,475,719)  -8.7%   22,004,512   85.4%
General & admin         1,436,452   6.8%  1,898,306  10.0%   (461,854) -24.3%    2,672,287   10.4%
Depreciation &            544,259   2.6%    443,081   2.3%    101,178   22.8%      664,060    2.6%
amortization
Uncollectible accounts    471,563   2.2%   407,846    2.2%     63,716   15.6%      516,660    2.0%
                        -----------       ---------         ---------          ------------
Operating income       $3,190,513  15.2% $(667,134)  -3.5% $3,857,647    NM    $   (83,305)  -0.3%
                        -----------       ----------        ---------          ------------

EBITDA                 $3,734,772  17.8% $(224,053)  -1.2% $3,958,825    NM    $   580,755    2.3%

Admissions                  6,068            5,516                552  10.0%         7,737
Patient months of care     16,371           17,051               (680) -4.0%        23,157
Revenue per patient
 month                   $  1,285          $  1,112            $  173  15.6%   $     1,113

The commentary that follows explains the comparison of the nine months ended December 31, 2001 to the unaudited results for the nine months ended December 2000. The explanations set forth below also address comparisons of the percentage of revenue information shown above for the year ended March 31, 2001.

The VN segment's financial performance under PPS is, in part, a result of the Company's work to prepare for operation under PPS and in part due to higher reimbursement rates under PPS. As shown in the table above, the VN operations incurred losses in the December 2000 and March 2001 periods as a result of operating under the old cost-based reimbursement system for portions of each period. In the December 2001 period, the Company earned a higher rate of reimbursement and incurred lower operating costs in its VN operations than were earned and incurred, respectively, in the December 2000 and March 2001 periods. Costs of services, primarily labor and related costs, were reduced due to increased staff productivity and a reduction in the amount of unprofitable insurance and managed care cases. These reductions were accomplished in large part due to substantial investments made in information systems software employed in the operation of the segment. The Company plans to continue its efforts to refine and improve the operating efficiencies of the segment. The Company generated 10% more admissions in the nine months ended December 31, 2001 versus the nine months ended December 31, 2000 while patient months of care declined 4% due to a shorter average length of stay. Bad debt expense approximated 2% of revenues in all periods shown above based on historical collection results. Since Medicare PPS is still relatively new, this rate may differ in the future.

A Medicare rate increase of 5.3% went into effect October 1, 2001. A Medicare rate decrease is scheduled to go into effect October 1, 2002. The Company currently estimates that if such rate cut is enacted it would have the approximate effect of reversing on October 1, 2002, the rate increase that went into effect on October 1, 2001. However, the Medicare program has not yet announced what the rates would actually be. Accordingly, there can be no assurance that the Company's estimate will prove accurate.


Twelve Months Ended March 31, 2001 Compared with Twelve Months Ended March 31, 2000 (All as
--------------------------------------------------------------------------------------------
Restated)
---------


                               Twelve Months Ended
 Consolidated                March 2001          March 2000            Change
 ------------
                         -----------------------------------------------------------
                           Amount    % Rev     Amount    % Rev    Amount     Percent
                         -----------------------------------------------------------

 Net revenues       ADHS  $49,680572  65.8%  $44,723,514   56.4% $ 4,957,058   11.1%
                    VN    25,774,214  34.2%   34,619,609   43.6%  (8,845,395) -25.6%
                         -----------       ------------          -----------
                         $75,454,786 100.0%  $79,343,123   -4.9%  (3,888,337)   4.9%
                         ============       ============          ===========

 Operating income    ADHS $ 3,522,306   7.1% $ 2,198,437    4.9%  $ 1,323,869  60.2%
                      VN      (83,305) -0.3%  (4,945,278) -14.3%    4,861,973   NM
                           ------------       ------------        -----------
                            3,439,001   4.6%  (2,746,841)  -3.5%    6,185,842   NM
 Unallocated corporate
   expenses                 1,603,505   2.1%   1,996,910    2.5%    (393,405) -19.7%
                           ------------       ------------        -----------
   EBIT                     1,835,496   2.4%  (4,743,751)  -6.0%   6,579,247    NM
   Interest expense           815,643   1.1%     656,434    0.8%     159,219   24.3%
   Income taxes               479,305   0.6%   2,008,867)  -2.5%   2,747,780    NM
                           ------------       ------------        -----------
   Net income (loss) from
   continuing operations   $  540,538   0.7% $(3,391,318)  -4.3%  $3,672,248    NM
                           ============       ============        ===========

   EBITDA                  $3,363,983   4.5% $(3,110,758)  -3.9%  $6,474,741    NM
   Effective tax rate            47.0%              37.0%               5.0%

The Company's net revenues declined $3.9 million or 4.9% primarily as a result of the closure of three of the Company's 11 home health agencies and an intentional reduction in non-profitable insurance cases in the VN segment. ADHS Segment revenues grew $5 million or 11% on volume growth of 16%. Operating income before unallocated corporate expense improved $6.2 million primarily as a result of the Company's actions to adapt its operations to new Medicare PPS reimbursement system which took effect on October 1, 2001. ADHS operating income before unallocated corporate expenses grew over 60% on increased volumes. Unallocated corporate expenses decreased primarily due to a comprehensive overhaul of the Company's organizational structure following the sale of the product operations in 2000. Refer to the segment discussions below for additional information.

The increase in interest is primarily a result of higher average outstanding debt levels in the year ended March 2001.

The effective income tax rate was approximately 47% of income before income taxes in 2001 as compared to an effective income tax rate of approximately 37% in 2000. The higher tax rate used in 2001 was a result of taxable losses incurred in certain state and local jurisdictions and the establishment of a valuation allowance against the realizability of the related net operating loss carryforwards. Taxable income was generated in those jurisdictions 2001.

ADHS Segment-Years Ended March 31, 2001 and 2000 (As Restated)

                                       Years Ended
                             March 2001         March 2000           Change
                         -------------------------------------------------------
                           Amount   % Rev     Amount    % Rev   Amount  Percent
                         -------------------------------------------------------
 Net revenues         $49,680,572  100.0% $44,723,514 100.0%  $4,957,058   11.1%
 Cost of services      42,482,598   85.5%  38,139,827  85.2%   4,342,771   11.4%
 General & admin        2,360,589    4.8%   2,451,903   5.5%     (91,314)  -3.7%
 Depreciation &           748,478    1.5%   1,026,734   2.3%    (278,256) -27.1%
 amortization
 Uncollectible accounts   566,601    1.1%     906,612   2.0%    (340,011) -37.5%
                         ----------       ------------        ---------
   Operating income     $3,522,306   7.1% $ 2,198,438   4.9%  $1,323,868   60.2%
                         ==========       ============        ==========

   EBITDA               $4,270,784   8.6% $ 3,225,172   7.2%  $1,045,612   32.4%

 Admissions                  4,588               4,852              (264)  -5.4%
 Patients months of care    55,068              50,727             4,341    8.6%
 Patient days of care      710,452             615,084            95,368   15.5%

 Revenue per patient     $   69.93        $      72.71         $   (2.78)  -3.8%
 day

 ADC in-center
   Avg. weekday attend.      1,231               1,069               162   15.1%
   Avg. center capacity      1,671               1,404               267   19.0%
   Average occupancy         73.7%              76.1%              -2.4%

Net revenues increased 11% to $49.7 million in 2001 from $44.7 million in 2000. Revenue growth came from volumes due to increased attendance in the adult day care centers and higher unit sales in in-home personal care programs. Average revenue per patient day of care decreased as increased volumes in lower unit revenue components offset reimbursement rate increases. Average capacity increased to 1,671 in 2001 period from 1,404 in 2000. Occupancy in the adult day care centers was 73.7% of capacity in 2001 and 76.2% of capacity in 2000 with the decline coming from the addition of capacity. The Company had four more adult day care facilities in 2001 than in 2000.

Cost of services as a percent of revenues increased primarily as a result of the pricing, volume and capacity changes discussed above. General and administrative expenses decreased despite higher volumes and revenues primarily due to an overhaul of the Company's organizational structure following the sale of the product operations in 2000. Depreciation and amortization decreased due to certain property items reaching the end of their useful lives. Management establishes an allowance for uncollectible accounts based on its estimate of probable collection losses.

VN Segment-Years Ended March 31, 2001 and 2000 (As Restated)
From April 1, 2000 through September 30, 2000 Medicare's cost-based reimbursement system was in effect. For all periods after September 30, 2000, Medicare PPS was in effect. Medicare's cost-based reimbursement system was in effect for all of the year ended March 31, 2000.
                                       Years Ended
                             March 2001         March 2000           Change
                         -------------------------------------------------------
                           Amount    % Rev    Amount    % Rev    Amount  Percent
                         -------------------------------------------------------
 Net revenues         $25,774,214 100.0% $34,619,609  100.0% $(8,845,395) -25.6%
 Cost of services      22,004,512  85.4%  36,370,532  105.1% (14,366,020) -39.5%

 General & admin        2,672,287  10.4%   2,077,611    6.0%     594,676   28.6%
 Depreciation &           664,060   2.6%     241,024    0.7%     423,036  175.5%
   amortization
 Uncollectible accounts   516,660   2.0%     875,721    2.5%    (359,061) -41.0%
                        -----------        -----------        -----------
 Operating income      $  (83,305) -0.3% $(4,945,278) -14.3%  $4,861,974     NM%
                        -----------        -----------        -----------

 EBITDA                  $580,755    2.3% $(4,704,255)-13.6%  $5,285,010     NM%

 Admissions                 7,737              11,621             (3,884) -33.4%
 Patient months of care    23,157              36,926            (13,769) -37.3%
 Rev. per patient month  $  1,113           $     938          $     175   18.7%

As indicated above, in 2000 the VN segment generated significant operating losses. Prior to the sale of the product operations, the Company was able to sustain this level of operating losses due to profits in the product segment on patients from the same referral and payment sources, which more than offset the VN losses. Specifically, Medicare, private insurance and managed care business was profitable in the product operations and unprofitable in the VN segment. After the sale of the product operations in November 1999, the Company took steps to significantly reduce the amount of private insurance/managed care business and to completely redesign its operating structure to lower operating costs. This included closing three of the Company's eleven home health agencies and implementing new information systems, productivity standards and labor reductions in the remaining agencies over the second half of 2000 and the first half of 2001.

The following table sets forth the change in operating results during the fiscal year ended March 31, 2001 in periods of PPS reimbursement and cost reimbursement:

                                10/1-3/31,      4/1-9/30, Pre-PPS   Change 1st Half
                                 With-PPS                               to 2nd
                             --------------------------------------------------------
                               Amount    % Rev   Amount     % Rev    Amount     %
                             --------------------------------------------------------
 Net revenues                 $13,543,764  100.0%  $12,230,450  100.0%  $1,313,314   10.7%
 Cost of services              10,610,861   78.3%   11,393,651   93.2%    (782,790)  -6.9%
 General & administrative       1,260,820    9.3%    1,411,467   11.5%    (150,647) -10.7%
 Depreciation & amortization      366,000    2.7%      298,060    2.4%      67,940   22.8%
 Uncollectible accounts           249,298    1.8%      267,362    2.2%     (18,064)  -6.8%
                              -----------          ------------          -----------
 Operating income             $ 1,056,785   7.8%  $ (1,140,090)  -9.3%  $2,196,875    NM
                              -----------          ------------          -----------

 EBITDA                         1,422,785  10.5%      (842,031)  -6.9%   2,264,815    NM

The segment's financial performance under PPS is in part a result of the Company's work to prepare for operation under PPS and in part due to higher reimbursement rates under PPS. As shown in the table above, the VN operations incurred net losses in the first six months of the fiscal year ended March 31, 2001 operating under the old cost-based reimbursement system. In the second six months, the Company earned a higher rate of reimbursement and incurred lower operating costs on its VN operations than were earned and incurred respectively in the first half. Costs of services, primarily labor and related costs, were reduced by almost 7%. The Company cared for 4,560 Medicare patients in the second half of the year compared to 4,377 Medicare patients in the first half. Additionally, as noted above the Company reduced unprofitable insurance and managed care business.

Depreciation increased due to investment in a computerized clinical management system to support operation under PPS.

Bad debt expense approximated 2% of revenues based on historical collection results. Since Medicare PPS is still relatively new, this 2% rate may differ in the future.

Liquidity and Capital Resources

Revolving Credit Facility. The Company has a $22.5 million credit facility with Bank One Kentucky NA which expires June 30, 2003. The credit facility bears interest at the bank's prime rate plus a margin (ranging from 0% to 1.0%, currently 0%) dependent upon total leverage and is secured by substantially all assets and the stock of the Company's subsidiaries. Borrowings are available equal to the greater of: a) a multiple of earnings before interest, taxes, depreciation and amortization (as defined) or, b) an asset based formula, primarily based on accounts receivable. Borrowings under the facility may be used for working capital, capital expenditures, acquisitions, development and growth of the business and other corporate purposes. As of December 2001 the formula permitted the entire $22.5 million to be used of which approximately $12.6 million was outstanding. Additionally, an irrevocable letter of credit, totaling $2.7 million, was outstanding in connection with the Company's self-insured workers compensation and transportation insurance programs. Thus, a total of $15.3 million was either outstanding or committed as of December 31, 2001 while an additional $7.2 million was available for use. Additionally, at December 31, 2001, the Company had approximately $1.9 million in cash. The Company's revolving credit facility is subject to various financial covenants. As of December 31, 2001, the Company was in compliance with the covenants.

The Company believes that this facility will be sufficient to fund its operating needs for at least the next twelve months. Management will continue to evaluate additional capital, including possible debt and equity investments in the Company, to support a more rapid development of the business than would be possible with internal funds.

Stock and Warrant Redemption. In March 2001, the Company redeemed 748,501 shares of common stock and a warrant to purchase 200,000 shares of common stock (at an exercise price of $12.50 per share). The Company's cost of redemption totaled approximately $5.1 million. As of March 31, 2001 a total of 2,510,062 common shares were outstanding. The following table shows the accretive impact of this redemption on consolidated diluted earnings per share for nine-months ended December 31, 2001:

                                               Nine-Months
                                                  Ended
                                               December 31,
                                                   2001
                                             ----------------
      Consolidated Net Income
        As stated                              $3,328,414
        Interest on borrowings for redemption     336,000
        Income tax effect                        (125,520)
                                             ----------------
        Net  Income if  shares  had not been
          redeemed                              3,538,894
                                             ----------------
      Weighted average diluted shares
          outstanding
        As stated                               2,909,285
        Shares redeemed                           748,501
                                             ----------------
        Diluted shares if shares had not
          been redeemed                         3,657,786
                                             ----------------
      Diluted EPS
        As stated                              $     1.14
        If shares had not been redeemed              0.97
                                             ----------------
        Accretive effect of share redemption   $     0.17
                                             ================
        Percent accretive                              15%
                                             ================

On-Going Stock Buy Back Program. In March 2001, following the Stock and Warrant Redemption discussed above, the Company's Board of Directors authorized up to an additional $1 million to be used to acquire shares of the Company's common stock. In April 2001, the Company initiated a stock repurchase plan in compliance with Rule 10B-18 of the Securities Exchange Act of 1934. This plan permits purchases to take place selectively from time to time in open market purchases through a broker or in privately negotiated transactions. During the nine months ended December 31, 2001, a total of 57,400 shares were repurchased under this program, all of which were in open market purchases. A total of $516,678 was expended on these purchases for an average acquisition cost of $9.00 per share. These purchases did not have a material effect on net income or earnings per share for the nine-months ended December 31, 2001.

Cash Flows
Key elements to the Consolidated Statements of Cash Flows for the nine months ended December 31, 2001 and years ended March 31, 2001 and 2000 were:

 Net Change in Cash and Cash Equivalents   Nine Months
                                           Ended        Year Ended      Year
                                         December 31,    March 31,   Ended March
                                            2001           2001       31, 2000
                                    -------------  -------------  --------------
      Provided by (used in)
        Operating activities        $  1,173,330   $   260,536      $ 3,122,691
        Investing activities          (2,088,473)   (2,882,070)      (1,329,989)
        Financing activities             345,943     3,685,622      (12,407,475)
        Discontinued operations             -              -         11,009,535
                                    -------------  -------------  --------------
      Net increase(decrease) in cash
        and cash equivalents        $  (569,200)   $ 1,064,079      $   394,762
                                    =============  =============  ==============

Nine Months Ended December 31, 2001
Net cash provided by operating activities resulted principally from current period income, net of changes in accounts receivable, accounts payable and accrued expenses. Substantially all the increase in accounts receivable resulted from revenue growth. Days sales outstanding were approximately 81 at both December 31, 2001 and March 31, 2001. Substantially all the decrease in accounts payable and accrued liabilities resulted from the reversal of the remainder of accounting reserves originally recorded at the time discontinued operations accounting treatment was adopted for the VN segment which is included in the net income from discontinued operations. Net cash used in investing activities resulted principally from amounts invested in adult day health services expansion activities and improvements in information systems. Net cash used by financing activities resulted primarily from borrowings on the Company's credit facility, payment of capital lease and debt obligations, repurchases of common stock, and proceeds from stock option exercises.

Year Ended March 31, 2001
Net cash used in operating activities resulted principally from current period income, net of changes in accounts receivable, accounts payable and accrued expenses. Substantially all the increase in accounts receivable resulted from and increase in days sales outstanding which were approximately 81 at March 31, 2001 and 70 at March 31, 2000. Accounts receivable increased primarily as a result of under-payments from the Kentucky Medicaid program. Accounts payable and accrued liabilities grew as a result of an increase in the number of days expenses outstanding due to slower payment of liabilities, partially offset by a decline in average daily expenses. Days expenses (excluding depreciation and bad debt expense) were approximately 68 at March 31, 2001 and 58 at March 31, 2000. Net cash used in investing activities resulted principally from amounts invested in adult day health services expansion activities and improvements in information systems. Net cash used by financing activities resulted primarily from borrowings on the Company's credit facility, payment of capital lease and debt obligations, repurchases of common stock, and proceeds from stock option exercises.

Year Ended March 31, 2000
Net cash provided by operating activities resulted principally from current period loss, net of changes in accounts receivable, accounts payable and accrued expenses. Changes in continuing operations accounts receivable were insignificant. Accounts payable and accrued liabilities increased principally due to the inclusion of accounting reserves originally recorded at the time discontinued operations accounting treatment was adopted for the VN segment. Net cash used in investing activities resulted principally from amounts invested in adult day health services expansion activities and improvements in information systems. Net cash used by financing activities resulted primarily from payments on the Company's credit facility from the proceeds of the sale of the product operations in November 1999 as described in Note 10 to the financial statements.

Contractual Obligations. The following table provides information about the payment dates of the Company's contractual obligations at December 31, 2001, excluding current liabilities except for the current portion of long-term debt (amounts in thousands):

                       2002       2003        2004       2005       2006 & Later
                     ---------  ----------  ---------  ---------   ------------
 Revolving credit      $     -    $ 12,586    $      -   $      -   $        -
 facility
 Capital lease             364         241         173        157          438
 obligations
 Mortgage debt              47          47          47         47          316
 Operating leases        3,194       1,928       1,414      1,042          378
                       ---------  ----------  ---------  ---------  ------------
 Total                 $ 3,605    $ 14,802    $  1,634   $  1,246   $    1,132
                        =========  ==========  =========  =========  ===========



The Company believes that its cash flow from operations will be sufficient to cover debt payments, future capital expenditures and operating needs. In addition, it is likely that the Company will pursue growth from acquisitions, partnerships and other ventures that would be funded from excess cash from operations, credit available under the bank credit agreement and other financing arrangements that are normally available in the marketplace.

Commitments and Contingencies
Letter of Credit. The Company has an outstanding letter of credit of $2.7 million at December 31, 2001, which benefits its third-party insurer/administrator for its automobile and workers' self-insurance compensation programs.

Acquisition Agreements. The Company currently has no obligations related to acquisition agreements. However, the Company is actively seeking acquisition candidates and may reasonably be expected to enter into acquisitions in the future.

General and Professional Liability. The Company is party to various other legal matters arising in the ordinary course of business, including patient care-related claims and litigation. The Company carries insurance coverage for this exposure however its deductible per claim increased from $5,000 to $25,000 effective July 1, 2001. At December 31, 2001, the general and professional liability consisted of reserves of $85,000. The Company can give no assurance that this liability will not require material adjustment in future periods.

Other Litigation. On January 26, 1994 Franklin Capital Associates L.P. (Franklin), Aetna Life and Casualty Company and Aetna Casualty and Surety Company shareholders, who at one time held approximately 320,000 shares of the Company's common stock (approximately 13% of shares outstanding) filed suit in Chancery Court of Williamson County, Tennessee claiming unspecified damages not to exceed three million dollars in connection with registration rights they received in the Company's acquisition of certain home health operations in February 1991. The 1994 suit alleged that the Company failed to use its best efforts to register the shares held by the plaintiffs as required by the merger agreement. The Company settled with both Aetna parties shortly before the case went to trial in February 2000. In mid-trial Franklin voluntarily withdrew its complaint reserving its legal rights to bring a new suit as allowed under Tennessee law. In April 2000, Franklin refiled its lawsuit. The Company believes it has meritorious defenses to the claims and does not expect that the ultimate outcome of the suit will have a material impact on the Company's results of operations, liquidity or financial position. The Company plans to vigorously defend its position in this case. Estimated costs of litigation are included in accrued liabilities on the accompanying balance sheet. However, the Company can give no assurance that the accrued amount will be sufficient to cover the cost of the litigation and the Company can give no assurance that it will be successful in its defense.

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

Refer to the sections on Reimbursement Changes and Cautionary Statements - Forward Outlook and Risks in Part I, and the notes to the accompanying financial statements and elsewhere in this Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.

Health Insurance Portability and Accountability Act (HIPAA)
The Health Insurance Portability and Accountability Act (HIPAA) was enacted by the Federal government on August 12, 1996, and requires organizations to adhere to certain standards to protect data integrity, confidentiality and availability. HIPAA also mandates, among other things, that the Department of Health and Human Services adopt standards for the exchange of electronic health information in an effort to encourage overall administrative simplification and enhance the effectiveness and efficiency of the health care industry. The Department of Health and Human Services must adopt standards for the following:

          o Electronic transactions and code sets;
          o Unique identifiers for providers, employers, health plans and individuals; o Security and electronic signatures; o Privacy; and o Enforcement.

Although HIPAA was intended ultimately to reduce administrative expenses and burdens faced within the health care industry, the Company believes the law will initially bring about significant and, in some cases, costly changes. The Department of Health and Human Services has released two rules to date mandating the use of new standards with respect to certain health care transactions and health information. The first rule establishes uniform standards for common health care transactions, including:

          o Health care claims information;
          o Plan eligibility, referral certification and authorization; o Claims status; o Plan enrollment and disenrollment; o Payment and remittance advice; o Plan premium payments; and o Coordination of benefits.

Second, the Department of Health and Human Services has released standards relating to the privacy of individually identifiable health information. These standards not only require compliance with rules governing the use and disclosure of protected health information, but they also require the Company to impose those rules, by contract, on any business associate to whom we disclose protected information. The Department of Health and Human Services has proposed rules governing the security of health information, but has not yet issued these rules in final form.

The Department of Health and Human Services finalized the electronic transaction standards on August 17, 2000. Payors are required to comply with the transaction standards by October 16, 2002 or October 16, 2003, depending on the size of the payor and whether the payor requests a one-year waiver. Following compliance by its payors, the Company must comply with the transaction standards, to the extent it uses electronic data interchange. The Department of Health and Human Services issued the privacy standards on December 28, 2000, and, after certain delays, they became effective on April 14, 2001, with a compliance date of April 14, 2003. Once the Department of Health and Human Services has issued the security regulations in final form, affected parties will have approximately two years to be fully compliant. Sanctions for failing to comply with the HIPAA provisions related to health information practices include criminal and civil penalties.

Management is in the process of evaluating the effect of HIPAA on the Company. At this time, management anticipates that the Company will be able to fully comply with those HIPAA requirements that have been adopted. However, management cannot at this time estimate the cost of compliance, nor can it estimate the cost of compliance with standards that have not yet been finalized by the Department of Health and Human Services. Although the new and proposed health information standards are likely to have a significant effect on the manner in which the Company handles health data and communicates with payors, based on current knowledge, the Company believes that the cost of our compliance will not have a material adverse effect on its business, financial condition or results of operations.

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

At December 31, 2001, a hypothetical 100 basis point increase in short-term interest rates would result in a reduction of approximately $126,000 in annual pre-tax earnings from continuing operations.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            (AS RESTATED SEE NOTE 1)



                                                Nine                  Nine Months
                                                Months      Year          Ended
                                                Ended      Ended     December 31,  Year Ended
                                              December    March 31,     2001 (1)    March 31,
                                                2001       2001 (1)   (unaudited)    2001 (1)
                                             ------------ ----------- ---------- -------------

Net revenues                                 59,753,561   75,454,786  55,901,933  79,343,123
Cost of sales and services                   48,140,233   64,487,110  48,286,548  74,510,359
General and administrative expenses           4,878,469    6,520,432   4,700,495   6,161,188
Depreciation and amortization expense         1,270,204    1,528,487   1,246,504   1,632,993
Provision for uncollectible accounts            888,757    1,083,261     833,487   1,782,333
                                             ------------ ----------- ---------- -------------
Income (loss) from continuing operations
  before other income (expense) and
  and income taxes                            4,575,898    1,835,495     834,999  (4,743,750)
Other income (expense):
  Interest expense                             (712,002)    (815,653)   (631,316)   (656,434)
                                             ----------- ----------- ------------ ------------
Income (loss) from continuing operations
  before income taxes                         3,863,895    1,019,842     203,583  (5,400,184)
Provision (benefit) for income taxes          1,622,831      479,305      95,663  (2,008,836)
                                             ------------ ----------- ---------- -------------
Net income (loss) from continuing operations $2,241,064   $  540,537  $  107,920 $(3,391,348)
                                             ------------ ----------- ---------- -------------

Discontinued operations:
  Income from operations, net of income              -            -            -   1,148,724
    taxes of  $831,000
  Loss on disposal, net of income taxes of           -            -            -
    $1,591,000                                                                    (2,863,628)
  Reclassification of VN operating losses
    previously provided, net
    of income taxes of $451,844                      -      737,220      737,220           -
  Gain from reversal of previously
    recorded disposal charge, net of
    income taxes of $695,000                 1,087,350            -            -           -
                                           ------------ ----------- ------------ ------------
Net income (loss)                          $ 3,328,414  $ 1,277,757   $  845,140 $(5,106,252)
                                           ============ =========== ============ ============


Per share amounts-Basic
  Average shares outstanding                 2,478,000    3,145,511    3,145,511   3,124,016
Net income (loss) from continuing operations $    0.90     $   0.17    $    0.03 $     (1.08)
Discontinued operations
  Income (loss) from operations, net of
    applicable income taxes                          -           -             -        0.37
  Loss on disposal, net of applicable
    income taxes                                     -           -             -       (0.92)
  Reclassification of VN operating losses
    previously provided, net of income taxes         -        0.23          0.23           -
  Gain from reversal of previously recorded
    disposal charge, net of income taxes          0.44           -             -           -
                                             ------------ ----------- ----------- -------------
Net income (loss)                            $    1.34    $   0.40    $     0.26 $     (1.63)
                                             ============ =========== ========================

Per share amounts-Diluted
  Average shares outstanding
                                             2,909,285    3,306,682    3,306,682   3,124,016
Net Income (loss) from continuing operations $    0.77    $   0.16    $    0.03 $      (1.08)
Discontinued operations
  Income (loss) from operations, net of              -           -            -         0.37
    applicable income taxes
  Loss on disposal, net of applicable                -           -            -        (0.92)
    income taxes
  Reclassification of VN operating losses
    previously provided, net of income taxes         -        0.22          0.22          -
  Gain from reversal of previously recorded
    disposal charge, net of income taxes          0.37           -             -          -
                                             ------------ ----------- ------------------------
Net income (loss)                            $    1.14    $   0.38    $    0.25   $   (1.63)
                                             ============ =========== ========================

(1) Where appropriate, amounts for these periods have been restated and reclassified as discussed in Note 1 to the financial statements.


The accompanying notes to consolidated financial statements are an integral part of these financial statements.




                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (AS RESTATED SEE NOTE 1)

                                                   December 31,     March 31,
                      ASSETS                          2001          2001 (1)
                      ------                      -------------  -------------
  CURRENT ASSETS:
     Cash and cash equivalents                    $ 1,928,391    $ 2,497,591
     Accounts receivable - net                     17,896,966     16,725,681
     Prepaid expenses and other current assets      1,021,417      2,262,088
     Deferred tax assets                            1,764,281      1,499,975
                                                  -------------  -------------
          TOTAL CURRENT ASSETS                     22,611,055     22,985,335

  PROPERTY AND EQUIPMENT - NET                      8,113,938      5,365,092

  COST IN EXCESS OF NET ASSETS ACQUIRED - NET       3,783,448      2,477,341

  DEFERRED TAX ASSETS                                 143,662      2,184,348

  OTHER ASSETS                                      1,224,546        971,663
                                                  -------------  -------------
                                                  $35,876,649   $ 33,983,779
                                                  =============  =============


       LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
     Accounts payable and accrued liabilities     $ 10,309,546   $ 13,232,053
     Current portion - capital leases and term
       debt                                            338,402         11,886
                                                  -------------  -------------
                                                    10,647,948     13,243,939
                                                  -------------  -------------

  LONG-TERM LIABILITIES:
     Revolving credit facility                      12,586,532     11,790,638
     Capital leases and term debt                      837,934        508,820
     Mortgage liability                                352,687        411,421
     Other liabilities                               1,070,137        771,078
                                                  -------------  -------------
            TOTAL LONG-TERM LIABILITIES             14,847,290     13,481,957
                                                  -------------  -------------
            TOTAL LIABILITIES                       25,495,238     26,725,896
                                                  -------------  -------------

  COMMITMENTS AND CONTINGENCIES

  STOCKHOLDERS' EQUITY:
    Common stock, par value $0.10; authorized
      10,000,000 shares; 3,317,874
      and 3,289,974 issued and outstanding,
      respectively                                    331,790         329,000
    Treasury stock, at cost, 837,312 and
       779,912 shares, respectively                (5,783,597)     (5,266,919)
       Additional paid-in capital                  26,040,728      25,731,726
       Accumulated deficit                        (10,207,510)    (13,535,924)
                                                  -------------  -------------
         TOTAL STOCKHOLDERS' EQUITY                10,381,411       7,257,883
                                                  -------------  -------------
                                                 $ 35,876,649    $ 33,983,779
                                                  =============  =============


(1) Where appropriate, amounts for these periods have been restated and reclassified as discussed in Note 1 to the financial statements.




                The accompanying notes to consolidated financial statements are an integral part of these balance sheets.


                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (2) Nine months ended December 31, 2001 and years ended march 2001 and 2000
                            (AS RESTATED SEE NOTE 1)



                                    Common Stock         Treasury Stock    Additional                   Total
                                  ----------------      ---------------     Paid-in     Accumulated   Stockholders'
                                Shares        Amount   Shares    Amount   Capital       Deficit        Equity
                               -------     --------- -------  --------- ----------   ------------  -----------

 Balance, March 31, 1999       3,130,413  $313,044   10,000  $    (5,975) $25,345,586 $ (9,707,429)  $15,855,226
 Options Exercised                20,750     2,075                             38,684                     40,759
 Net Loss                                                                               (5,106,252)   (5,106,252)
                                  ------- --------- -------     ---------  ----------   ------------   -----------
 Balance, March 31, 2000 (1)   3,151,163   315,119   10,000      (95,975)  25,384,270  (14,813,681)   10,789,733

 Options Exercised               138,811    13,881                           347,456                     361,337
 Repurchased Shares                                 769,912   (5,170,944)                             (5,170,944)
 Net Income                                                                              1,277,757     1,277,757
                                 ------- ---------  -------   ---------   ----------    -----------   -----------

 Balance, March 31, 2001 (1)   3,289,974  $329,000  779,912  $(5,266,919) $25,731,726 $(13,535,924)   $7,257,883

 Options Exercised                27,900     2,790                             77,973                     80,763
 Repurchased Shares                                  57,400     (516,678)                               (516,678)
 Tax benefit from
   exercise of non-qualified                                                  231,029                    231,029
   stock options
 Net Income                                                                              3,328,414     3,328,414
                              ---------  ---------  -------  -----------   ----------  -------------  ----------
 Balance, December 31, 2001   3,317,874   $331,790  837,312  $(5,783,597) $26,040,728 $(10,207,510)  $10,381,411
                              =========  =========  =======  ===========   ==========  =============  ==========


(1) Where appropriate, amounts for these periods have been restated and reclassified as discussed in Note 1 to the financial statements.

(2) For the periods presented, there are no elements of other comprehensive income as defined by Statement of Financial Accounting Standards, No. 130 Reporting Comprehensive Income.





The accompanying notes to consolidated financial statements are an integral part of these statements.



                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (AS RESTATED SEE NOTE 1)

                                                   Nine
                                                   Months
                                                   Ended      Year Ended   Year Ended
                                                 December 31,  March 31,    March 31,
                                                    2001         2001 (1)    2001 (1)
                                                  ----------- ----------- -----------

Cash flows from operating activities:
Net income (loss)                                 $3,238,414  $ 1,277,757  $ (5,106,252)
 Less net income (loss) from discontinued
  operations                                       1,087,350      737,220    (1,714,904)
                                                   ----------- -----------  -----------
  Net income (loss) from continuing operations     2,241,064      540,537    (3,391,348)
  Adjustments to reconcile net income (loss) to
    net cash provided by (used in)
  Operating activities:
     Depreciation and amortization                  1,270,204   1,528,488     1,632,993
     Provision for uncollectible accounts             888,757   1,083,262     1,782,333
     Deferred income taxes                          1,027,291     125,239      (345,561)
                                                   ----------- -----------   -----------
                                                    5,427,316   3,277,525      (321,583)

     Change in certain net assets, net of the
      effects of acquisitions and dispositions:
     (Increase) decrease in:
         Accounts receivable                       (2,060,042) (2,650,703)     (331,613)
         Prepaid expenses and other current assets   (144,372)   (991,118)      204,662
         Other Assets                                (370,830)    (84,340)       16,315
     Increase (decrease) in:
         Accounts payable and accrued expenses     (1,977,800)    986,547     2,835,903
         Other liabilities                            299,058    (277,375)      719,007
                                                   ----------- -----------    ---------
       Net cash provided by (used in) operating     1,173,330     260,536     3,122,691
                                                   ----------- -----------    ---------
Cash flows from investing activities:
     Capital expenditures                          (2,088,473) (2,836,709)   (1,209,989)
     Acquisitions, net of cash acquired                  -        (45,370)     (120,000)
                                                   ----------- -----------   -----------
       Net cash (used in) provided by investing
         activities                                (2,088,473) (2,882,079)   (1,329,989)
                                                   ----------- -----------   -----------

Cash flows from financing activities:
     Net revolving credit facility borrowings         795,894   8,633,013   (12,435,382)
     Repurchase of common shares                     (516,678) (5,170,944)            -
     Proceeds from stock option exercises             311,792     361,337        40,759
     Principal payments on debt and capital leases   (245,065)   (137,785)      (12,852)
                                                   ----------- -----------   -----------
        Net cash provided by (used in) financing      345,943   3,685,622   (12,407,475)
                                                   ----------- -----------   -----------
Net cash provided by (used in) discontinued
  operations and change in investment in
  discontinued operations                                   -           -     11,009,535
                                                   ----------- -----------   -----------
Net (decrease) increase in cash and cash
  equivalents                                        (569,200)  1,064,079        394,762
Cash and cash equivalents at beginning of year      2,497,591   1,433,512      1,038,751
                                                   ----------- -----------   -----------
Cash and cash equivalents at end of year           $1,928,391  $2,497,591     $1,433,512
                                                   =========== ===========   ===========

Supplemental disclosures of cash flow information:
  Cash payment of interest                         $  653,000  $ 829,000     $   989,000
  Cash payment of taxes                            $1,412,000  $ 706,000     $   232,000
Summary of non-cash investing activities:
  Capital expenditures financed under capital
    leases                                         $  841,961  $ 611,456     $         -


(1) Where appropriate, amounts for these periods have been restated and reclassified. See Note 1 to the financial statements.


            The accompanying notes to consolidated financial statements are an integral part of these statements.

                                       73
                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (AS RESTATED SEE NOTE 1)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION AND DESCRIPTION OF BUSINESS


The consolidated financial statements include the accounts of Almost Family, Inc. (a Delaware corporation) and its wholly-owned subsidiaries (collectively "Almost Family" or the "Company"). The Company provides alternatives for seniors and other adults with special needs and their families who wish to avoid nursing home placement as long as possible and remain independent, through its network of adult day care centers and ancillary services. The Company also operates a chain of Medicare-certified home health agencies under the trade name "CaretendersTM". The Company has operations in Alabama, Connecticut, Florida, Indiana, Kentucky, Maryland, Massachusetts, and Ohio. All material intercompany transactions and accounts have been eliminated in consolidation.


Restatement of Financial Statements

As a result of accounting errors, the Company has restated its previously issued financial statements for the fiscal years ended March 31, 2001 and March 31, 2000, and its previously issued financial results for the quarterly periods in those fiscal years and the quarterly periods ended June 30 and September 30, 2001. Previously reported net income has been reduced by approximately $934,000 or $0.28 per diluted share in the year ended March 31, 2001 and $363,000 or $0.12 per diluted share in the year ended March 31, 2000. The components of the restatement and its effect on previously issued financial statements are set forth below. The effect on quarterly financial information is set forth in Note 13 to the financial statements. On February 15, 2002, the Company issued a press release stating, and notified the Securities and Exchange Commission, that it expected to restate its financial statements.

The Company has adopted significant changes in its administrative procedures and internal controls relating to accounting for its self-insurance programs, including requirements that third-party financial information be provided to both financial accounting and operating personnel, improvements in the methodology for expensing the cost of claims incurred but not paid, and year end validation by third-party experts of the Company's estimated liability for unpaid claims.

On February 20, 2002, the Board of Directors appointed a Special Committee of two independent directors, Tyree Wilburn and Jonathan Goldberg, and directed the Committee to investigate the causes of the accounting errors. As authorized by the Board, the Special Committee retained counsel (Wilmer, Cutler & Pickering) previously unaffiliated with the Company to assist its inquiry, and counsel in turn engaged forensic accountants (Ten Eyck Associates, Inc.) also unaffiliated with the Company. The investigation of the Special Committee is substantially complete. The principal conclusions are that a former officer, the Vice President of Human Resources responsible for managing the Company's self-insurance programs, negligently, and at times intentionally, provided inaccurate information to the Company's financial accounting staff, and to its independent public accountants, that caused the Company to record a receivable to which it was not entitled and to understate certain liabilities, particularly with respect to the medical, workers' compensation and automobile self-insurance programs.

The Board has asked the Special Committee to (1) make additional recommendations to improve the Company's administrative processes and internal controls; (2) make a recommendation regarding whether to pursue legal action against the former officer; and (3) report the results of the inquiry to the Securities and Exchange Commission.

Components of the restatement and their tax effect on previously reported net income (loss), are set forth in the following table (amounts rounded to nearest thousand dollars):

                                         March 31, 2001    March 31, 2000
                                         ---------------   --------------
     Increase in health self-insurance
        expense                          $ 1,509,000       $  811,000
     Increase in workers' compensation and
       automobile self-insurance expense     493,000          208,000
     Additional revenues recorded from
       amending Medicare and Medicaid
       cost reports due to restatement      (240,000)        (390,000)
                                         ---------------   --------------
       Total reduction in pretax income
         due to restatement                1,762,000          629,000
       Income tax effect                    (828,000)        (266,000)
                                         ---------------   --------------
       Total reduction in net income
         due to restatement                  934,000          363,000
       Net income (loss) as previously
         reported                          2,212,000       (4,743,000)
                                         ---------------   --------------
       Net income (loss) as restated     $ 1,278,000       $(5,106,000)
                                         ===============   ==============

     Basic Earnings (Loss) Per Share
       As previously reported            $      0.70       $    (1.52)
       As restated                       $      0.40       $    (1.63)

     Diluted Earnings (Loss) Per Share
       As previously reported            $      0.67       $    (1.52)
       As restated                       $      0.38       $    (1.63)


The restatement of insurance expense also results in amendment of the Company's Medicare and KY Medicaid cost reports for the periods indicated. The amendments are expected to result in additional reimbursement due to the Company of approximately $240,000 and $390,000 related to the years ended March 31, 2001 and 2000 respectively. Accordingly, the Company has recorded the expected additional reimbursement in net revenues and accounts receivable in the affected periods. Substantially all of the restatement of insurance expense is reflected in the cost of services line in the accompanying income statements. The restatement of insurance assets and liabilities resulted in a reduction of prepaid expenses and other assets (which previously included a reinsurance receivable) of approximately $538,000 at March 31, 2001. The balance of the restatement increased accounts payable and accrued liabilities by approximately $1,464,000 and $1,019,000 at March 31, 2001 and 2000 respectively. Consolidated net equity decreased by the amount of the restatement impact on net income.

As shown in Note 13 to the financial statements the self-insurance accounting issues described above also resulted in a reduction of net income of $125,000 or $0.04 per diluted share and $176,000 or $0.07 per diluted share in the quarters ended June 30 and September 30, 2001 respectively.

The Company anticipates that the after-tax cost of conducting the investigation into this matter, consisting primarily of professional fees, will be approximately $360,000 or $0.12 per diluted share. This cost will be included in the Company's results of operations for the quarter ended March 31, 2002.

Decision to Retain VN Operations

On September 14, 2001, the Company announced that its Board of Directors voted to terminate its previously adopted plan of disposition for its Visiting Nurse
(VN) operations. This decision followed a period of extensive analysis and evaluation of numerous alternatives for the business unit. In the Board's judgment, given the significant external and internal changes that have taken place with regard to the future prospects of the VN segment, retaining the VN segment was the best option available to maximize shareholder value. In the accompanying financial statements, the Company has, in accordance with applicable accounting rules terminated the use of discontinued operations accounting treatment for the VN segment. VN segment results are now reported as an on-going part of the continuing operations of the Company for all periods presented.

As a result of the decision to retain its VN segment, the Company recorded, in the nine-months ended December 31, 2001, a one-time after-tax gain of approximately $1.1 million, or $0.37 per diluted share, resulting from the reversal of the remainder of accounting reserves originally recorded at the time discontinued operations accounting treatment was adopted for this segment.

Change in Fiscal Year End

Also on September 14, 2001, the Company announced that it has changed its fiscal year end from March 31 to December 31 effective December 31, 2001. Pursuant to the Securities Exchange Act of 1934, the accompanying financial statements included herein present information for the nine-months ended December 31, 2001, and for the twelve months ended March 31, 2001 and 2000.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Uninsured deposits at December 31, 2001, and March 31, 2001 were approximately $1.9 million and $2.5 million, respectively. These amounts have been deposited with national financial institutions.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives. The estimated useful lives of depreciable assets are as follows:
                                                           Estimated
                                                          Useful Life

                  Buildings and improvements                  30
                  Leasehold improvements                     3-10
                  Medical equipment                          2-10
                  Office and other equipment                 3-10
                  Transportation equipment                    3-5
                  Internally generated software                3


COST IN EXCESS OF NET ASSETS ACQUIRED

The costs in excess of fair value of net assets acquired are stated at cost and amortized on a straight-line basis over their estimated useful lives which generally range from 20 (approximately $1.2 million, net at December 31, 2001 and $1.0 million, net at March 31, 2001, respectively) to 40 years (approximately $2.6 million, net, at December 31, 2001 and $1.4 million, net at March 31, 2001). Accumulated amortization of goodwill was $2 million and $1 million at December 31, 2001 and March 31, 2001, respectively.


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


In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" (SFAS 141) and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). These statements establish new accounting and reporting standards for business combinations and associated goodwill and intangible assets. SFAS 141, effective immediately, eliminates the pooling of interest method of accounting and amortization of goodwill for business combinations initiated after June 30, 2001. SFAS 142, effective January 1, 2002, will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. The Company is currently reviewing the new accounting pronouncements to determine their impact on the Company's results of operations and financial position. The initial test for impairment will be completed by the Company by June 30, 2002. The accompanying income statements include goodwill amortization expense of $113,146, $150,229 and $163,309 in the nine months ended December 31, 2001 and the years ended March 31, 2001 and 2000, respectively.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and the accounting and reporting provisions for APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The Company will adopt the provisions of SFAS 144 as of January 1, 2002, and is currently evaluating the impact SFAS 144 may have on its financial position and results of operations.

CAPITALIZATION POLICIES

Maintenance, repairs and minor replacements are charged to expense as incurred. Major renovations and replacements are capitalized to appropriate property and equipment accounts. Upon sale or retirement of property, the cost and related accumulated depreciation are eliminated from the accounts and the related gain or loss is recognized in income.

Construction costs incurred to ready a project for its intended use are capitalized for major development projects and are amortized over the lives of the related assets. Consistent with AICPA Statement of Position 98-1, the Company capitalizes the cost of internally generated computer software developed for the Company's own use. Software development costs of $911,001, $1,217,448 and $792,397 were capitalized in the nine-months ended December 31, 2001 and the years ended March 31, 2001 and 2000, respectively. Capitalized software development costs are amortized over a three-year period following the initial implementation of the software.

NET REVENUES

The Company is paid for its services primarily by Federal and state third-party reimbursement programs, commercial insurance companies, and patients. Revenues are recorded at established rates in the period during which the services are rendered. Appropriate allowances to give recognition to third party payment arrangements are recorded when the services are rendered.


Approximately 9.9%, 22.3%, and 44.0% of net revenues for the nine months ended December 31, 2001 and the years ended March 31, 2001 and 2000, respectively, were derived under Federal and state third-party cost-based reimbursement programs. These revenues are based on cost reimbursement principles and are subject to examination and retroactive adjustment by agencies administering the programs. Management continuously evaluates the outcome of these reimbursement examinations and provides allowances for losses based upon the best available information. In the opinion of management, adjustments, if any, would not be material to the financial position or the results of operations of the Company.


The Company has a significant dependence on state Medicaid reimbursement programs. Although the Company is not aware of any significant initiatives currently underway that would have a material adverse impact on the Medicaid reimbursement programs or the Company, the Company could be materially impacted by unfavorable changes in the future should they occur. For the nine months ended December 31, 2001, approximately 17%, 17%, 6%, 4% and 3% of the Company's revenues were generated from Medicaid reimbursement programs in the states of Maryland, Kentucky, Connecticut, Indiana and Massachusetts, respectively.

The following table sets forth the percent of the Company's revenues generated from Medicare, state Medicaid programs and other payors:


                               Nine Months
                                 Ended          Year Ended       Year Ended
                            December 31, 2001  March 31, 2001   March 31, 2000
                            ---------------  --------------  -----------------
 Medicare                        29.2%            28.5%           38.1%
                            ---------------  --------------  -----------------
 Medicaid Programs
   Maryland                      16.0%            16.5%           15.4%
   Kentucky                      17.1%            14.9%           14.2%
   Connecticut                    6.3%             5.8%            5.5%
   Massachusetts                  2.9%             3.2%            2.4%
   Indiana                        3.6%             3.6%            3.8%
   Ohio                           3.7%             2.5%            1.9%
   Florida                        1.9%             0.4%            0.4%
                             ---------------  --------------  ---------------
    Medicaid subtotal            51.5%            46.9%           43.6%
   All other payers              19.3%            24.6%           18.3%
                             ---------------  --------------  ---------------
    Total                        100.0%           100.0%          100.0%
                             ===============  ==============  ===============

Concentrations in the Company's accounts receivable were as follows:
                                As of December 31, 2001    As of March  31, 2001
                                   Amount       Percent      Amount      Percent
                              ---------------- ---------  ------------ ---------
   Medicare                     $6,677,227       32.9%    $ 5,579,851      30.0%
                              ---------------- ---------  ------------ ---------
   Medicaid Programs:
     Maryland                    1,083,617        5.3%        973,955       5.2%
     Kentucky                    4,179,934       20.6%      4,923,872      26.5%
     Connecticut                   994,571        4.9%        788,450       4.2%
     Massachusetts                 839,130        4.1%        740,009       4.0%
     Indiana                       782,215        3.9%        992,638       5.3%
     Ohio                          557,773        2.7%        316,524       1.7%
     Florida                       518,191        2.6%        385,853       2.1%
                              ---------------- ---------  ------------ ---------
       Medicaid subtotal         8,955,431       44.1%      9,121,301      49.0%
                              ---------------- ---------  ------------ ---------
     All other payers            4,684,560       23.0%      3,907,649      21.0%
                              ---------------- ---------  ------------ ---------
      Subtotal                  20,317,218      100.0%     18,608,801     100.0%
                                              =========               ==========
     Allowance for
       uncollectible accounts   (2,420,252)                (1,883,120)
                               ----------------            ------------
                               $17,896,966               $ 16,725,681
                               ================            ============

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

                                       Nine Months    Year Ended   Year Ended
                                           Ended       March 31,   March 31,
                                    December 31, 2001     2001       2000
                                 -------------------- -----------  ------------

  Basic weighted average outstanding
    shares                               2,478,000   3,145,511    3,124,016
  Add-common equivalent shares
    representing shares issuable upon
    exercise of dilutive options           431,285     161,171            -
  Diluted weighted average number of  ------------ -----------  -----------
  shares at year end(1)                  2,909,285   3,306,682    3,124,016
                                      ============ ===========  ===========


Due to the net loss incurred in fiscal 2000, common equivalent shares are excluded due to their anti-dilutive effect.


(1) In March 2001, the Company repurchased 748,501 shares of common stock and a warrant for 200,000 shares for $5.2 million. Actual common shares outstanding as of December 31, 2001 and March 31, 2001 were 2,480,562, and 2,510,062 respectively.

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


FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash, accounts receivable and payable and debt instruments. The book values of cash and accounts receivable and payable are considered representative of their respective fair values. The fair value of the Company's debt instruments approximates their carrying values as substantially all of such debt has rates which fluctuate with changes in market rates.

FINANCIAL STATEMENT RECLASSIFICATIONS

Certain amounts have been reclassified in the March 2001 and 2000 financial statements in order to conform them to the 2001 presentation. Such reclassifications had no effect on previously reported net income (loss). These reclassifications include reclassifying the Company's Visiting Nurse segment from discontinued to continuing operations as described previously.

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

Health Insurance Portability and Accountability Act (HIPAA)
The Health Insurance Portability and Accountability Act (HIPAA) was enacted by the Federal government on August 12, 1996, and requires organizations to adhere to certain standards to protect data integrity, confidentiality and availability. HIPAA also mandates, among other things, that the Department of Health and Human Services adopt standards for the exchange of electronic health information in an effort to encourage overall administrative simplification and enhance the effectiveness and efficiency of the health care industry. The Department of Health and Human Services must adopt standards for the following:

          o Electronic transactions and code sets;
          o Unique identifiers for providers, employers, health plans and individuals; o Security and electronic signatures; o Privacy; and o Enforcement.

Although HIPAA was intended ultimately to reduce administrative expenses and burdens faced within the health care industry, the Company believes the law will initially bring about significant and, in some cases, costly changes. The Department of Health and Human Services has released two rules to date mandating the use of new standards with respect to certain health care transactions and health information. The first rule establishes uniform standards for common health care transactions, including:

          o Health care claims information;
          o Plan eligibility, referral certification and authorization; o Claims status; o Plan enrollment and disenrollment; o Payment and remittance advice; o Plan premium payments; and o Coordination of benefits.

Second, the Department of Health and Human Services has released standards relating to the privacy of individually identifiable health information. These standards not only require compliance with rules governing the use and disclosure of protected health information, but they also require the Company to impose those rules, by contract, on any business associate to whom we disclose protected information. The Department of Health and Human Services has proposed rules governing the security of health information, but has not yet issued these rules in final form.

The Department of Health and Human Services finalized the electronic transaction standards on August 17, 2000. Payors are required to comply with the transaction standards by October 16, 2002 or October 16 2003, depending on the size of the payor and whether the payor requests a one-year waiver. Following compliance by its payors, the Company must comply with the transaction standards, to the extent it uses electronic data interchange. The Department of Health and Human Services issued the privacy standards on December 28, 2000, and, after certain delays, they became effective on April 14, 2001, with a compliance date of April 14, 2003. Once the Department of Health and Human Services has issued the security regulations in final form, affected parties will have approximately two years to be fully compliant. Sanctions for failing to comply with the HIPAA provisions related to health information practices include criminal and civil penalties.

Management is in the process of evaluating the effect of HIPAA on the Company. At this time, management anticipates that the Company will be able to fully comply with those HIPAA requirements that have been adopted. However, management cannot at this time estimate the cost of compliance, nor can it estimate the cost of compliance with standards that have not yet been finalized by the Department of Health and Human Services. Although the new and proposed health information standards are likely to have a significant effect on the manner in which the Company handles health data and communicates with payors, based on current knowledge, the Company believes that the cost of our compliance will not have a material adverse effect on its business, financial condition or results of operations.

NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued expenses at December 31, and March 31, 2001 consisted of the following:


                                   December 31,   March 31,
                                      2001            2001
                                  ------------   ------------
          Trade payables            $3,106,033     $2,766,626
          Wages and employee         2,086,971      2,562,151
          benefits
          Insurance accruals        3,582,595       3,964,851
          Accrued taxes               962,637       2,002,833
          Accrued professional
            fees and other            571,310         541,754
          Accrued exit costs of
          discontinued operations          -        1,393,838
                                  ------------   ------------
                                   $10,309,546    $13,232,053
                                  ============   ============

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment, including equipment under capital leases, consist of the following:

                                             December       March 31,
                                             31, 2001          2000
                                           --------------  --------------

    Buildings and improvements              $ 1,910,092     $ 1,628,746
    Leasehold improvements                    4,596,628       4,156,227
    Medical equipment                           603,568         545,170
    Computer equipment and software           6,134,926       5,063,763
    Office and other equipment                2,566,738       2,360,563
    Transportation equipment                  2,988,972       2,126,103
    Allowance  related  to  discontinued              -        (946,115)
      operations                          --------------  --------------
                                             18,800,924      14,934,457
    Less accumulated depreciation           (10,686,986)     (9,569,365)
                                           --------------  --------------
                                           $  8,113,938     $ 5,365,092
                                           ==============  ==============

Depreciation expense was approximately $1,117,621, $1,404,720 and $1,224,768 for the nine months ended December 31, 2001, and the fiscal years ended March 31, 2001, and 2000, respectively.

NOTE 5 - REVOLVING CREDIT FACILITY

Revolving Credit Facility. The Company has a $22.5 million credit facility with Bank One Kentucky NA which expires June 30, 2003. The credit facility bears interest at the bank's prime rate plus a margin (ranging from 0% to 1.0%, currently 0%) dependent upon total leverage and is secured by substantially all assets and the stock of the Company's subsidiaries. Borrowings are available equal to the greater of: a) a multiple of earnings before interest, taxes, depreciation and amortization (as defined) or, b) an asset based formula, primarily based on accounts receivable. Borrowings under the facility may be used for working capital, capital expenditures, acquisitions, development and growth of the business and other corporate purposes. As of December 2001 the formula permitted the entire $22.5 million to be used of which approximately $12.6 million was outstanding. Additionally, an irrevocable letter of credit, totaling $2.7 million, was outstanding in connection with the Company's self-insured workers' compensation and transportation insurance programs. Thus, a total of $15.3 million was either outstanding or committed as of December 31, 2001 while an additional $7.2 million was available for use. Additionally, at December 31, 2001, the Company had approximately $1.9 million in cash. The Company's revolving credit facility is subject to various financial covenants. As of December 31, 2001, the Company was in compliance with the covenants.

The Company believes that this facility will be sufficient to fund its operating needs for at least the next twelve months. Management will continue to evaluate additional capital sources, including possible debt and equity investments in the Company, to support a more rapid development of the business than would be possible with internal funds.

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


                                    December 31,      March 31,
                                        2001             2001
                                    --------------  --------------
   Deferred tax assets
   Nondeductible reserves and
     Allowances                     $   506,000    $  1,362,000

   Intangibles                        1,419,000       1,939,000

   Insurance accruals                 1,005,000       1,039,000

   Net operating losses               1,058,000       1,105,000
                                    --------------  -----------
                                      3,988,000       5,445,000

   Valuation allowance                (1,058,000)    (1,105,000)
                                   --------------  ------------
                                    $  2,930,000   $  4,340,000
                                   ==============  ============
   Deferred tax liabilities
   Accounts receivable              $          -   $   (404,000)
   Accelerated depreciation           (1,022,000)      (252,000)
                                    --------------  -----------
                                      (1,022,000)      (656,000)
                                    --------------  ------------
   Net deferred tax assets          $  1,908,000    $ 3,684,000
                                    ==============  ===========

   Deferred tax assets are reflected in the accompanying balance sheets as:
     Current                        $  1,764,000    $ 1,500,000
     Long-term                           144,000      2,184,000
                                    --------------  ------------
   Net deferred tax assets          $ 1,908,000     $ 3,684,000
                                    ==============  ============

The Company has state and local net operating loss carryforwards of approximately $13.8 million which expire on various dates through 2016.

Provision (benefit) for income taxes consists of the following:

                                   Nine Months
                                      Ended         Year Ended       Year Ended
                                     December        March 31,       March 31,
                                    31, 2001            2001             2000
                                   --------------   -------------  -------------
  Federal - Current                $  895,000       $ 750,000      $   383,000
  State and local - Current           254,000         173,000          536,000
  Deferred                          1,169,000           8,000         (506,000)
                                   --------------   -------------  -------------
                                   $2,318,000       $ 931,000      $   413,000
                                   ==============   =============  =============

  Shown in the accompanying income statements as:
    Continuing Operations          $1,623,000       $ 479,000      $(2,009,000)
    Discontinued Operations
      From Operations                       -               -          831,000
      From Loss on disposal                 -               -        1,591,000
      From   Reclassification of VN
         operating losses previously
         provided                           -         452,000                -
     Gain from reversal of previously
        recorded disposal charge      695,000               -                -
                                   --------------   -------------  -------------
                                   $2,318,000       $ 931,000      $   413,000
                                   ==============   =============  =============

A reconciliation of the statutory to the effective rate of the Company (for continuing operations only) is as follows:

                                   Nine Months
                                      Ended         Year Ended       Year Ended
                                   December 31,     March 31,         March 31,
                                      2001             2001             2000
                                ---------------  --------------  ---------------
 Tax provision (benefit) using
   statutory rate                      34.0%            34.0%           (34.0%)
 Goodwill                               0.6%             1.1%             0.6%
 Valuation Allowance                   (1.2%)           10.6%            (2.4%)
 State and local taxes, net of
   Federal benefit                      6.4%            (3.6%)           (1.2%)
 Other, net                             2.2%             4.9%            (0.2%)
                                     ---------------  --------------  ----------
 Tax provision (benefit)
   Continuing Operations               42.0%            47.0%           (37.2%)
                                     ===============  ==============  ==========

The Company has provided a valuation allowance against certain net deferred tax assets based upon management's estimation of realizability of those assets through future taxable income. This valuation was based in large part on the Company's history of generating operating income or losses in individual tax locales and expectations for the future. The Company's ability to generate the expected amounts of taxable income from future operations to realize its recorded net tax assets is dependent upon general economic conditions, competitive pressures on revenues and margins and legislation and regulation at all levels of government. There can be no assurances that the Company will meet its expectations of future taxable income. However, management has considered the above factors in reaching its conclusion that it is more likely than not that future taxable income will be sufficient to fully utilize the net deferred tax assets as of December 31, 2001 and March 31, 2001.

During the nine months ended December 31, 2001 and the year ended March 31, 2000, based on changes in facts and circumstances, favorable changes occurred in the Company's expectations with regard to the generation of future taxable income in certain tax jurisdictions. Accordingly, the state and local tax provision for these periods include a reduction of previously recorded valuation allowances of approximately $47,000 and $131,000, respectively.

NOTE 7 - Stockholders Equity

Employee Stock Option Plans

The Company has the following  stock option plans

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

4. The Company has a 1993 Stock Option Plan for Non-employee Directors which provides options to purchase up to 120,000 shares of the Company's common stock to directors who are not employees. Each newly elected director or any director who does not possess options to purchase 10,000 shares of the Company's common stock will automatically be granted options to purchase 10,000 shares of common stock at an exercise price based on the market price as of the date of grant. All options available under this plan have been granted.

5. The Company has a 2000 Stock Option Plan which provides options to purchase up to 500,000 shares of the Company's common stock to key employees and officers. The Board of Directors will determine the amount and terms of the options, which cannot exceed ten years.

Changes in qualified options, non-qualified options, and supplemental non-qualified options and warrants outstanding are summarized as follows:

                                  Warrants                  Options
                           -----------------------  ------------------------
                                        Wtd. Avg                 Wtd. Avg
                            Shares     Ex. Price     Shares      Ex. Price
                           ----------  -----------  ----------  ------------

       March 31, 1999       266,600      $ 12.03      608,000     $   2.57

       Granted                    -                    14,000     $   2.33
       Exercised                  -                   (20,750)    $   1.96
       Terminated          (66,600)                   (15,350)    $   6.09
                           ----------               ----------
       March 31, 2000       200,000      $ 12.50      585,900     $   2.49

       Granted                    -                   261,000     $   4.24
       Exercised                  -                  (134,500)    $   2.60
       Acquired            (200,000)     $ 12.50            -
       Terminated                                     (19,500)    $   3.06
                           ----------               ----------
       March 31, 2001             -                   692,900     $   3.11

       Granted                     -                   10,000     $   8.75
       Exercised                   -                  (27,900)    $   2.60
       Terminated                  -                   (7,500)    $   4.25
                           ----------               ----------
       December 31, 2001           -                  667,500     $   3.06
                           ==========               ==========

The following table details exercisable options and related information:


                                            Nine Months
                                             Ended         Year Ended
                                            December 31,    March 31,
                                              2001             2001
                                         -------------  --------------

       Exercisable at end of year             425,250        433,775
       Weighted average exercise price       $   2.76       $   2.53

       Weighted average of fair value
           of  options  granted  during
           the year                           $  0.68        $   0.71


The Company applies APB Opinion 25 and related interpretations in accounting for its stock option plans. In 1995, Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" (SFAS 123) was issued and, if fully adopted, changes the method of recognition of costs on plans similar to the Company's. The Company adopted the disclosure-only provisions of SFAS 123. Accordingly, no compensation cost has been recognized for the Company's stock option plans. Had compensation cost for the stock option plans been determined based upon the fair value at the grant date for the awards in the nine months ended December 31, 2001, and the years ended March 31, 2001 and 2000 consistent with the provisions of SFAS 123, the effect on net income and earnings per share would have been reduced to the following pro forma amounts:

                                Nine Months       Year Ended        Year Ended
                                   Ended           March 31,        March 31,
                                December 31,         2001              2000
                                    2001
                               ---------------   --------------  ---------------
    Net Income:    As Reported $   3,328,414     $   1,277,757   $ (5,106,252)
                   Pro Forma   $   3,267,455     $   1,210,115   $ (5,217,078)
    Basic EPS:     As Reported $        1.34     $        0.40   $      (1.63)
                   Pro Forma   $        1.32     $        0.38   $      (1.67)
    Diluted EPS:   As Reported $        1.14     $        0.38   $      (1.63)
                   Pro Forma   $        1.12     $        0.37   $      (1.67)


Because the SFAS 123 method of accounting has not been applied to options awarded prior to April 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

The following table summarizes information about stock options outstanding at December 31, 2001:

                   Options Outstanding                    Options Exercisable
    --------------------------------------------------- ------------------------
                  Outstanding    Wtd. Avg.               Exercisable
     Range of        As of       Remaining                 As of
     Ex. Price      December    Contractual   Wt. Avg.    December 31,  Wt. Avg.
                    31, 2001        Life      Ex. Price     2001       Ex. Price
    ------------  ------------- ------------- --------- --------------  --------
    $2.19-2.50       192,500        7.19        $2.19       144,375     $2.19
   $2.50 - 3.00      215,500        3.20        $2.63       213,500     $2.63
    Over $3.00       259,500        9.11        $4.07        67,375     $4.39
                  -------------                         --------------
   $2.19 - 8.75      667,500        6.65        $3.06       425,250     $2.76
                  =============                         ==============

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for awards in the nine months ended December 2001 and the years ended March 2001 and 2000, respectively: risk-free interest rates of 5.40% 6.18% and 6.05%, expected volatility of approximately 50%, 50% and 50%, expected lives of 9.57, 5.95 and 9.76 years and no expected dividend yields.

Shareholders Rights Plan
On February 1, 1999 the Company implemented a shareholder protection rights plan. One right was distributed as a dividend on each share of common stock of the Company held of record as of the close of business on February 16, 1999. The rights will be exercisable only if a person or group acquires beneficial ownership of 20% or more of the Company's common stock or announces a tender or exchange offer upon consummation of which, such person or group would beneficially own 20% or more of the common stock of the Company. If the rights are triggered, then each right not owned by the acquiring person or group entitles its holder to purchase shares of Company common stock at the right's current exercise price, having a value of twice the right's exercise price. The Company may redeem the rights at any time until the close of business on the tenth business day following an announcement by the Company that an acquiring person or group has become the beneficial owner of 20% or more of the Company's common stock.

NOTE 8 - RETIREMENT PLANS
The Company administers a 401 (k) defined contribution retirement plan for the benefit of the majority of its employees, who have completed 90 days of service and been credited with 1,000 hours of service as defined by the plan agreement. The Company matches contributions in an amount equal to one-quarter of the first 10% of each participant's contribution to the plan. 401 (k) assets are held by an independent trustee, are not assets of the Company, and accordingly are not reflected in the Company's balance sheets. Additionally, the Company administers a "rabbi trust" Executive Retirement Plan (ERP) for highly-compensated employees who, under IRS rules are not eligible to participate in the 401K plan. The Company matches contributions in an amount equal to one-quarter of the first 10% of each participant's contribution to the plan. ERP assets are assets of the Company until distributed to the employees following retirement or termination of employment. Employees with assets in the ERP are general creditors of the Company. Accordingly, assets of the ERP are reflected in the Company's balance sheets in the amounts of $962,513 and $ 697,995 at December 31, 2001 and March 31, 2001 respectively. Equal amounts are also reflected as liabilities in the accompanying balance sheets. The Company's expense for both these retirement plans was $101,881, $169,106 and $137,972 for the nine months ended December 31, 2001 and the years ended March 31, 2001 and 2000 respectively.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain real estate, office space, vehicles and equipment under non-cancelable operating leases expiring at various dates through 2008. Rent expense amounted to approximately $2,982,784, $4,165,406 and $4,562,074 for the nine months ended December 31, 2001 and the years ended March 31, 2001 and 2000, respectively. At December 31, 2001 the minimum rental payments under these leases are as follows:

                          2002                  $3,193,684
                          2003                   1,928,493
                          2004                   1,413,734
                          2005                   1,042,171
                          2006 and thereafter      378,180

Capital Leases and Term Debt

The Company has certain assets, primarily vehicles, under capital leases. The leases include interest of approximately annually 7.0%. Assets held under capital leases are carried at cost of $1.4 million with accumulated depreciation of $106,938 as of December 31, 2001.

The Company also has a mortgage liability on one real property. The amount outstanding as of December 31, 2001 was approximately $399,000. The liability bears interest at an annual rate of 8.0% and is secured by a mortgage on the property.

Future minimum lease payments and principal payments on the mortgage are as follows:

    Year Ending December 31,     Capital       Mortgage
                                 Leases        Liability        Total
                               ------------   ------------  ---------------
    2002                       $  364,101     $   47,080    $     411,181
    2003                          240,923         47,080          288,003
    2004                          173,362         47,080          220,442
    2005                          157,012         47,080          204,092
    2006 & thereafter             438,111        316,019          754,130
                               ------------   ------------  ---------------
                                1,373,509        504,339        1,877,848
    Less: amount representing
      interest                   (244,253)      (104,572)        (348,825)
                               ------------   ------------  ---------------
    Present value of minimum
    lease payments              1,129,256        399,767        1,529,023
    Less: current portion         291,322         47,080          338,402
                               ------------   ------------  ---------------
                               $  837,934     $  352,687    $   1,190,621
                               ============   ============  ===============

Employment Contracts

The Company has an employment contract with an officer. In connection with this contract, the Company is contractually obligated to pay an annual base salary of $250,000 for one year with automatic one-year renewals. In addition, the agreement contains contingent obligations associated with performance bonuses and severance.

Insurance Programs

Self-Insurance Programs. The Company bears significant risk under its self-insured employee health, automobile and workers' compensation programs. The Company's self-insured health program has an excess-loss insurance policy that reimburses the Company for covered expenses (up to a certain amount) of a specific deductible for each covered person and an annual aggregate deductible for all covered claims. The Company's current excess loss insurance policy ends April 30, 2002. Based on information provided by its broker and third-party administrator, the Company expects health insurance costs to increase between 10% to 20% during 2002 due to the inflation of medical care costs. Under its automobile and workers' compensation self-insurance programs, the Company bears risk up to $100,000 per incident.

The Company records estimated liabilities for its health, automobile, and workers' compensation self-insurance programs based on information provided by the third-party plan administrators, historical claims experience, the life cycle of claims, expected costs of claims incurred but not paid, and expected costs to settle unpaid claims. The Company monitors its estimated liabilities on a quarterly basis and, when necessary, may make material adjustments to them in the future.

Other Insurance. The Company's properties are covered by casualty insurance policies. The Company also carries directors and officers, general and professional liability insurance. The Company's deductible amount for general and professional claims was $5,000 per claim prior to July 1, 2001 and $25,000 thereafter.

The Company believes that its present insurance coverage is adequate. However, in the wake of the terrorist events of September 11, 2001, the Company's outside insurance agent has advised that the annual cost of its insurance programs (excluding health) will increase by approximately $500,000 ($290,000 after tax) upon renewal on April 1, 2002. The Company also has been advised that it is possible that the amount of coverage the Company is able to purchase may decline.

Legal Proceedings

The Company is currently, and from time to time, subject to claims and suits arising in the ordinary course of its business, including claims for damages for personal injuries. In the opinion of management, the ultimate resolution of any of these pending claims and legal proceedings will not have a material effect on the Company's financial position or results of operations.

On January 26, 1994 Franklin Capital Associates L.P. (Franklin), Aetna Life and Casualty Company and Aetna Casualty and Surety Company shareholders, who at one time held approximately 320,000 shares of the Company's common stock (approximately 13% of shares outstanding) filed suit in Chancery Court of Williamson County, Tennessee claiming unspecified damages not to exceed $3 million dollars in connection with registration rights they received in the Company's acquisition of certain home health operations in February 1991. The 1994 suit alleged that the Company failed to use its best efforts to register the shares held by the plaintiffs as required by the merger agreement. The Company settled with both Aetna parties shortly before the case went to trial in February 2000. In mid-trial Franklin voluntarily withdrew its complaint reserving its legal rights to bring a new suit as allowed under Tennessee law. In April 2000, Franklin refiled its lawsuit. The Company believes it has meritorious defenses to the claims and does not expect that the ultimate outcome of the suit will have a material impact on the Company's results of operations, liquidity or financial position. The Company plans to vigorously defend its position in this case. Estimated costs of litigation have been included in the Company's one-time charge for discontinuing its home health operations recorded in September 1999.

NOTE 10 - DISCONTINUED OPERATIONS

As part of a formal plan of separation, the Company on November 12, 1999 sold its product operations (consisting of infusion therapy and respiratory and medical equipment businesses) to Lincare Holdings, Inc. in an asset sale for $14.5 million and announced that it would pursue available strategic alternatives to complete the separation of its VN segment. Proceeds from the sale were used to repay obligations outstanding under the Company's bank line of credit. As a result of the operational separations, the Company recorded a one-time net of tax charge of approximately $5 million or ($1.60) in the quarter ended September 30, 1999. That charge reduced the book value of the operations to the expected net realizable value, provided for losses on fulfilling certain obligations and close down costs and included the estimated future operating results of the visiting nurse operations prior to separation. As a result of those actions, the visiting nurse operations were accounted for as discontinued operations in the Company's financial statements for periods reported from September 1999 through June 2001.

The Company incurred losses operating the VN segment prior to the implementation of Medicare PPS and made substantial payments for the release of lease obligations, and for other costs. During that same time frame the Company closed 3 of its then 11 operating VN agencies. The Company continues to operate the remaining 8 agencies located in Kentucky (4), Florida (3) and Massachusetts (1).

On September 14, 2001, the Company's Board of Directors voted to terminate its previously adopted plan of disposition for its VN segment. This decision followed a period of extensive analysis and evaluation of numerous alternatives for the business unit. In the Board's judgment, given the significant external and internal changes that have taken place with regard to the future prospects of the VN segment, retaining the VN segment was the best option available to maximize shareholder value. In the accompanying financial statements, the Company has, in accordance with applicable accounting rules terminated the use of discontinued operations accounting treatment for the VN segment. VN segment results are now reported as an on-going part of the continuing operations of the Company for all periods presented.

As a result of the decision to retain its VN segment, the Company recorded, in the nine-months ended December 31, 2001, a one-time after-tax gain of approximately $1.1 million, or $0.37 per diluted share, resulting from the reversal of the remainder of accounting reserves originally recorded at the time discontinued operations accounting treatment was adopted for this segment.

Revenues from discontinued operations (product segment only) were approximately $12.5 million for the year ended March 31, 2000.

NOTE 11 - STOCK AND WARRANT REDEMPTION

In March 2001 the Company redeemed 748,501 shares of common stock and a warrant to purchase 200,000 shares of common stock (at an exercise price of $12.50 per share). The Company's cost of redemption totaled approximately $5.2 million.

NOTE 12 - SEGMENT DATA

The Company operates in two reportable business segments: Adult Day Health Services (ADHS), and Visiting Nurses (VN). Reportable segments have been identified based upon how management has organized the business by services provided to customers and the criteria in SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". The Company's ADHS segment includes the aggregation of its ADC in-center operations and in-home personal care operations, both of which provide predominantly long-term health care and custodial services that enable recipients to avoid nursing home admission. Sources of reimbursement, reimbursement rates per day and contribution margins from the Company's ADC and personal care operations are substantially alike. The Company's VN segment provides skilled medical services in patients' homes largely to enable recipients to reduce or avoid periods of hospitalization and/or nursing home care. Approximately 83% of the VN segment revenues are generated from the Medicare program. VN Medicare revenues are generated on a per client basis rather than a fee per visit or day of care. General and administrative expenses incurred at the corporate level have not been allocated to the segments. The Company has operations in Alabama, Connecticut, Florida, Indiana, Kentucky, Maryland, Massachusetts, and Ohio.


                              Nine Months
                                Ended          Year Ended       Year Ended
                              December 31,       March 31,       March 31,
                                 2001              2001            2000
 ---------------------------------------------------------------------------
 Net Revenues
 Adult day health           $ 38,709,645    $ 49,680,572    $44,723,514
 Visiting nurses              21,043,917      25,774,214     34,619,609
                            --------------  --------------  ------------
                            $ 59,753,561    $ 75,454,786    $79,343,123
                            ==============  ==============  ============
 Operating Income
 Adult day health services  $  2,928,096     $ 3,522,306    $ 2,198,437
 Visiting nurses               3,190,513         (83,305)    (4,945,278)
 Corporate/Unallocated        (1,542,712)     (1,603,505)    (1,996,910)
                           --------------  --------------  --------------
                            $  4,575,898     $ 1,835,496    $(4,743,751)
                           ==============  ==============  ==============
 Identifiable Assets
 Adult day health services  $ 16,834,795    $ 14,204,837    $11,830,778
 Visiting nurses              11,116,605       9,924,038      8,197,922
 Corporate/Unallocated         7,925,248       9,854,904      8,363,772
                           --------------  --------------  -------------
                            $ 35,876,649    $ 33,983,779    $28,392,473
                           ==============  ==============  =============
 Identifiable Liabilities
 Adult day health services $ 12,704,474     $11,737,127     $ 8,042,344
 Visiting nurses             11,230,945      11,654,429       6,900,792
 Corporate/Unallocated        1,559,818       3,334,340       2,659,602
                          --------------  --------------  --------------
                           $ 25,495,238    $ 26,725,896    $ 17,602,739
                          ==============  ==============  ==============
 Capital Expenditures
 Adult day health services  $ 1,493,615    $  2,019,508    $   699,551
 Visiting nurses                566,085         755,050        400,438
 Corporate/Unallocated           28,773          62,151        110,000
                          --------------  --------------  --------------
                           $  2,088,473    $  2,836,709    $ 1,209,989
                          ==============  ==============  ==============
 Depreciation and
   Amortization
 Adult day health services $   647,029     $  748,478      $ 1,026,734
 Visiting nurses               544,259        664,060          241,024
 Corporate/Unallocated          78,916        115,949          365,235
                          --------------  --------------  --------------
                           $ 1,270,204     $ 1,528,487     $ 1,632,993
                          ==============  ==============  ==============

NOTE 13 - QUARTERLY FINANCIAL DATA--AS RESTATED  (UNAUDITED)

Summarized quarterly financial data for nine months ended December 31, 2001 and the year ended March 31, 2001 are as follows (in thousands except per share data):

                      Nine Months Ended           Year Ended March 2001
                        December 2001
                --------------------------- ------------------------------------
                Dec. 31   Sept. 30  June 30  Mar. 31  Dec. 31  Sept.30   June 30
                2001      2001      2001     2001     2000     2000      2000
                --------------------------- ------------------------------------
Net Revenues     $20,817  $19,663    $19,274  $19,553  $19,350  $18,376  $18,176
Gross Profit       4,189    3,704      3,706    3,352    3,107    2,386    2,123
Net Income (Loss)
 Continuing
 Operations          840      674        727      433      424     (159)   (158)
Net Income (Loss) $  840  $ 1,761    $   727  $   433  $   424  $   325  $    91

Continuing Operations
Net Income (Loss)
Per Share
     Basic        $  0.34 $   0.27   $  0.29  $   0.14 $  0.13  $ (0.05)$ (0.05)
     Diluted      $  0.29 $   0.23   $  0.25  $   0.13 $  0.13  $ (0.05)$ (0.05)

Net Income (Loss)
Per Share
     Basic        $  0.34 $   0.71  $  0.29   $   0.14 $  0.13  $  0.10 $   0.03
     Diluted      $  0.29 $   0.61  $  0.25   $   0.13 $  0.13  $  0.10 $   0.03

After-tax effect
  of insurance restatement
  issues:
  Net income      $     - $  (176)  $ (125)   $  (208) $ (249)  $ (247) $  (230)
  Per Share
     Basic        $     - $ (0.07)  $ (0.05)  $ (0.07) $ (0.08) $ (0.08)$ (0.07)
     Diluted      $     - $ (0.06)  $ (0.04)  $ (0.06) $ (0.08) $ (0.07)$ (0.07)

Restatement components:
  Increase in health
    self-insurance
    expense       $     - $  (485)  $ (476)   $  (326) $ (395)  $ (400)  $ (387)
  Increase in workers
    compensation
    and automobile
    self-insurance
    expense       $     -      75       73       (130)   (135)    (122)    (106)
  Reversal of
    previously recorded
    management bonuses
    that will not be
    paid as a result
    of the
    restatement         -     106      187           -      -        -        -
  Additional revenues
   recorded from
   amending Medicare
   and Medicaid
   cost reports due
   to restatement       -       -        -         64     60       57        59
                   -------------------------------------------------------------
  Reduction in pre-tax
  income due to
  restatement           -    (304)    (216)     (392)   (470)    (465)     (434)
  Income tax effect     -     128       91       184     221      218       204
                   -------------------------------------------------------------

  Reduction in net
  income due to
  restatement    $     -  $ (176)  $ (125)  $  (208) $ (249)  $ (247)  $  (230)
                  ==============================================================

(1) All amounts for these periods have been restated and reclassified for the issues discussed in Note 1 to the financial statements.

Report of Independent Public Accountants


To the Stockholders of Almost Family, Inc.:


We have audited the accompanying consolidated balance sheets of Almost Family, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and March 31, 2001 (as restated--see Note 1) and the related consolidated statements of operations, stockholders' equity, and cash flows for the nine months ended December 31, 2001 and for the two years in the period ended March 31, 2001 (as restated--see Note 1). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Almost Family, Inc. and subsidiaries as of December 31, 2001 and March 31, 2001, and the results of their operations and their cash flows for the nine months ended December 31, 2001 and for the two years in the period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States.




ARTHUR ANDERSEN LLP

Louisville, Kentucky
March 28, 2002

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to the Company's directors and executive officers.


Name                             Age         Position with the Company
--------------------------------------------------------------------------------
William B. Yarmuth (1)          49          Chairman of the Board, President
                                            and Chief Executive Officer
C. Steven Guenthner (2)         41          Senior Vice President and Chief
                                                Financial Officer
Mary A. Yarmuth (3)             55          Senior Vice President - Service
                                                Development
Todd Lyles (4)                  40          Senior Vice President - Operations
Anne T. Liechty (11)            50          Senior Vice President - Operations
Steven B. Bing (5)              55          Director
Donald G. McClinton (6)         68          Director
Tyree G. Wilburn (7)            49          Director
Jonathan Goldberg (8)           50          Director
Wayne T. Smith (9)              55          Director
W. Earl Reed, III (10)          50          Director

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

     (10) W. Earl Reed, III was elected a director in November 2000. Mr. Reed has been a partner with The Allegro Group, a healthcare financial advisory firm which advises public and private healthcare organizations since September, 1998. Mr. Reed was Chairman, President and Chief Executive Officer of Rehab Designs of America, a private venture-capital backed orthotics and prosthetics healthcare company from March 1, 2000 through 2001. From 1987 to 1998, Mr. Reed was Chief Financial Officer and member of the board of directors of Vencor, Inc. Rehab Designs of America Corporation filed a voluntary petition for protection under Chapter 11 of the federal bankruptcy code in February 2001. Vencor filed voluntary petitions for protection under Chapter 11 of the federal bankruptcy code in September 1999 and emerged in April 2001 after successfully completing its financial restructuring.

     (11) Anne T. Liechty became Senior Vice President -- VN Operations in 2001 Ms. Liechty has been employed by the Company since 1986 in various capacities including vice president of operations for the Company's VN segment and its Product segment.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth information concerning compensation paid by the Company for services rendered in all capacities during the last three fiscal periods to the Chief Executive Officer and the most highly compensated executive officers during the twelve months ended December 31, 2001.


--------------------------------------------------------------------------------

                           Summary Compensation Table

                                                                   Long-Term
                                                                 Compensation
                                                                 --------------
                                                                  Securities
                                                                  Underlying
                                                                   Options/
         Name and Principal            Year Salary       Bonus      (No. of
              Position                     (2)                       Shares)
      -------------------------        ------------    ------------------------

      William B. Yarmuth               2002 $172,022     $   0              0
      Chairman of the Board,           2001  190,000    99,750        100,000
      President and Chief              2000  190,000    50,000 (1)          0
      Executive Officer                1999  190,000         0        100,000


      C. Steven Guenthner              2002 118,551         0              0
      Senior Vice President,           2001 136,638    51,736         20,000
      Secretary/Treasurer and          2000 132,121    25,000 (1)          0
      Chief Financial Officer          1999 130,050         0         20,000

      Mary A. Yarmuth                  2002 110,185         0              0
      Senior Vice President -          2001 136,638    51,736         20,000
      Service
      Development                      2000 132,121         0              0
                                       1999 130,050         0         20,000

      Patrick T. Lyles                 2002  99,770         0              0
      Senior Vice President            2001 126,079    31,826         10,000
                                       2000 121,911    25,000 (1)          0
                                       1999 120,000         0         15,000

      Anne T. Liechty                  2002  95,481
      Senior Vice President -
      Visiting Nurse
      Operations

--------------------------------------------------------------------------------

    (1) Bonuses for these individuals were awarded by the Board for the successful sale of the product operations in November 1999.

    (2) 2002 amounts reflect the nine months ended December 31, 2001.

Option Grants in Fiscal 2001
There were no grants of stock options in fiscal 2001 to the executive officers named in the Summary Compensation Table.

--------------------------------------------------------------------------------

Compensation of Directors

Directors who are not also employees of the Company are entitled to compensation at a rate of $2,500 for each Board of Directors meeting attended and $500 for each committee meeting attended that is scheduled independently. In addition, non-employee directors are eligible to receive stock options under the Almost Family, Inc. 1993 Stock Option Plan for Non-Employee Directors (the "Directors' Plan") adopted by the Board on February 17, 1993, and subsequently approved by stockholders. There were no grants under the Directors' Plan in the nine-months ended December 31, 2001. The Directors' options vest 25%, the day following six months after the date of grant, and 25% on each of the first, second, and third anniversary dates of the grant.

William Yarmuth Employment Agreement


On January 1, 1996, the Company entered into a new employment agreement with William B. Yarmuth, its Chairman of the Board, President and Chief Executive Officer. The initial term of the agreement was three years with subsequent automatic one-year renewals, the second of which is now in effect. This agreement replaced Mr. Yarmuth's previous agreement which was not scheduled to expire until 1998. Under the terms of the current agreement, Mr. Yarmuth earns an annual base salary of $250,000 and is eligible for a performance based cash incentive as determined by the Board. The agreement includes a covenant not to compete for a period of two years and potential termination payments of two times annual salary.


--------------------------------------------------------------------------------
     Aggregate Option Exercises in Last Fiscal Year and Year-End Option Values

Set forth below is information with respect to unexercised stock options held by the executive officers named in the Summary Compensation Table at December 31, 2001.

--------------------------------------------------------------------------------



                                   Number of Unexercised       Value of Unexercised
                    Shares             Options at Fiscal        In-the-Money Options
                   Acquired                 Yearend            at Fiscal Yearend (1)
                      On      Value     -------------------     ---------------------
Name               Exercise  Realized  Exercisable Unexercisable Exercisable Unexercisable
-------------      --------  --------  ---------   --------     -----------  ------------

William B. Yarmuth   100,000    $217,438  150,000     100,000  $1,990,550 $1,332,000
C. Steven Guenthner        0           0   54,127      17,380     720,886    231,502
Mary A. Yarmuth            0           0   59,000      20,000     784,380    266,400
Patrick T. Lyles           0           0   33,750      11,250     413,650    103,230
Anne T. Liechty            0           0    33,750     11,250     138,966    174,825
Liechty

    (1) These amounts represent the market value less the exercise price. The market value of the common stock was $15.95 based on the closing price per share at December 31, 2001, on the NASDAQ SmallCap System.

--------------------------------------------------------------------------------

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Based on information filed with the Securities and Exchange Commission and the Company's stock records, the following table sets forth the beneficial ownership of the Common Stock as of December 31, 2001, by (I) beneficial owners of more than five percent of the Common Stock, (ii) each director and nominee for director, (iii) current named executive officers and (iv) all directors and officers of the Company as a group.

                                                     Shares of Capital
                                                Stock Beneficially Owned (1)
-------------------------------------------------------------------------------
Name and Address                        Amount and Nature           Percentage
Directors and Executive Officers       of Beneficial Ownership        Of Class


William B. Yarmuth                           530,972   (2)            19.74%
100 Mallard Creek Road, Suite 400
Louisville, KY 40207

Mary A. Yarmuth                              530,972   (3)            19.74%

C. Steven Guenthner                           85,841   (4)             3.39%

Steven B. Bing                                13,840   (5)                *

Donald G. McClinton                           36,566   (6)             1.46%

Tyree Wilburn                                 23,000   (7)                *

Jonathan Goldberg                             24,856   (8)                *

Wayne Smith                                  118,571   (9)             4.76%

W. Earl Reed, III                             48,185  (13)             1.94%

Patrick T. Lyles                              44,796  (10)             1.78%

Anne Liechty                                  16,228  (14)

Directors and Officers
as a Group (10 Persons)                      942,855  (11)            32.68%

Additional Five Percent Beneficial Owners
Heartland Advisors, Inc.                     250,000                  10.08%
790 North Milwaukee Street
Milwaukee, WI 53202

Yarmuth Family Limited Partnership           157,723  (12)             6.36%
100 Mallard Creek Road, Suite 400
Louisville, KY 40207
--------------------------------------------------------------------------------

David T. Russell, PhD
2001 East Jackson Street
Bloomington, IL  61701                       237,100                   9.56%
*Represents less than 1% of the class.

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

(5)   Includes 13,500 shares subject to currently exercisable options.

(6) Includes 18,500 shares subject to currently exercisable options and 8,566 phantom shares within the Non-employee Deferred Compensation Plan.

(7)   Includes 13,000 shares subject to currently exercisable options.

(8) Includes 12,500 shares subject to currently exercisable options and 8,356 phantom shares within the Non-employee Directors Deferred Compensation Plan.

(9) Includes 1,625 shares subject to currently exercisable options and 7,946 phantom shares within the Non-employee Directors Deferred Compensation Plan.

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

(13) Includes 6,500 shares subject to currently exercisable options and 1,685 phantom shares within the Non-employee Directors Deferred Compensation Plan.

(14)  Includes 14,425 shares subject to currently exercisable options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

PART IV

Item 14.  Exhibits and Financial Statement Schedules and Reports on Form 8-K.

                                                                    Page Number
(a)(1)    Index to Consolidated Financial Statements

          Consolidated Statements of Operations for the nine months ended
             December 31, 2001, and for the two years in the period ended
             March 31, 2001                                                   33
          Consolidated Balance Sheets - December 31, 2001 and March 31, 2001
             as restated                                                      34
          Consolidated Statements of Stockholders' Equity for nine months ended
             December 31, 2001, and for the two years in the period ended 35 Consolidated Statements of Cash Flows for the nine months ended
             December 31, 2001, and for the two years in the period ended
             March 31, 2001                                                   36
          Notes to Consolidated Financial Statements                       37-54
          Report of Independent Public Accountants                            55

(a)(2)            Index to Financial Statement Schedule

          Report of Independent Public Accountants                            70
          Schedule II - Valuation and Qualifying Accounts as restated         71


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

     10.7 Employment Agreement, dated January 1, 1996, between the Company and William B. Yarmuth

     10.8 Asset Sale Agreements between the Company and Columbia/HCA Health-care Corporation

     10.9 Management Services Agreement between the Company and Columbia/HCA Healthcare Corporation

     10.10 Asset Purchase Agreement between the Company and Home Care Solutions, Inc.

     10.11  Asset Purchase Agreement between the Company and Metro Home Care,
            Inc.

     10.12 Asset Purchase Agreement between the Company and Visiting Nurse \ Association of Palm Beach County, Inc.

     10.13 Loan  Agreement  between the Company and Bank One,  KY.
           (Incorporated by reference to the registrants report on Form 10-K for the year ended March 31, 2001)

     10.14 Stock Purchase Agreement between the Company and HealthSouth Corporation.
           (Incorporated by reference to the registrants report on Form 10-K for the year ended March 31, 2001)

     22*    List of Subsidiaries of Almost Family, Inc.

     23*    Consent of Arthur Andersen LLP

     99* Management's letter to the Securities and Exchange Commission concerning Arthur Andersen LLP

(b)  Reports on Form 8-K

On February 15, 2002, the Company filed a Current Report on Form 8-K dated February 15, 2002. The Form 8-K reported at Item 5 the Company's expected restatement of its financial statements for the fiscal years ended March 31, 2001 and 2000.

(c)  Exhibits

     Described in Item 14(a)(3) of this report

(d)  Financial Statement Schedules

     Described in Item 14(a)(2) of this report



*Denotes filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALMOST FAMILY, INC.
April 1, 2002

S/ William B. Yarmuth                        April 1, 2002
---------------------------------------------------------
  William B. Yarmuth
  Chairman, President and  Chief Executive Officer

S/ C. Steven Guenthner                       April 1, 2002
---------------------------------------------------------
  C. Steven Guenthner
  Senior Vice President and  Chief Financial Officer
  (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below the following persons in the capacities and on the dates indicated:

S/ William B. Yarmuth                       April 1, 2002
---------------------------------------------------------
  William B. Yarmuth                         Date
  Director


S/ Donald G. McClinton                      April 1, 2002
---------------------------------------------------------
  Donald G. McClinton                              Date
  Director

S/ Steven B. Bing                           April 1, 2002
---------------------------------------------------------
  Steven B. Bing                                   Date
  Director

S/ Tyree Wilburn                            April 1, 2002
  Tyree Wilburn                                    Date
  Director

S/ Jonathan Goldberg                        April 1, 2002
  Jonathan Goldberg                                Date
  Director

S/ Wayne T. Smith                           April 1, 2002
---------------------------------------------------------
  Wayne T. Smith                                   Date
  Director

S/ W. Earl Reed, III                        April 1, 2002
---------------------------------------------------------
  W. Earl Reed, III                                Date
  Director

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



                                             ARTHUR ANDERSEN LLP


Louisville, Kentucky
March 28, 2002

                                       S-1
                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                   SCHEDULE II

         Col. A            Col. B           Col. C           Col. D      Col. E
         ------            ------           ------           ------      ------
                                    Additions
                              ---------------------
                                       (1)
                          Balance Charged to Charged
                               at        Costs       to        (2)    Balance at
       Description            Beginning     and     Other     Deductions  End of
                                 of      Expenses   Accounts              Period
                               Period
------------------------------------------------------------- ------------------

Allowance for bad debts:

Nine months ended  December   1,883,120   888,757            351,625   2,420,252
31, 2001:

Year ended March 31, 2001:    1,262,949  1,083,261           463,090   1,883,120

Year ended March 31, 2000:    1,685,638  1,782,333          2,205,022  1,262,949


(1)       Charged to bad debt expense.
(2)       Write-off of accounts.
(1)



                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                  LIST OF SUBSIDIARIES AS OF DECEMBER 31, 2001

                                   EXHIBIT 22

Subsidiaries of Almost Family, Inc.
Adult Day Care of America, Inc.                          Adult  Day  Care of Louisville, Inc.
   Adult Day Care of Maryland, Inc.                      HouseCalls, Inc.
   Adult Day Clubs of America Joint Venture, Ltd.        HHJC Holdings, Inc.
   National Health Industries, Inc.
   Pro-Care Home Health of Broward, Inc.


Subsidiaries of National Health Industries, Inc.
   Freelife Medical Equipment,  Inc.                     Caretenders Homecare, Inc.
   Caretenders Infusion of Birmingham, Inc.              Caretenders of Birmingham, Inc.
   Caretenders of Boston, Inc.                           Caretenders of Cincinnati, Inc.
   Caretenders of Columbus, Inc.                         Caretenders of Elizabethtown, Inc.
   Caretenders of Indiana, Inc.                          Caretenders of Indianapolis, Inc.
   Caretenders of Lincoln Trail, Inc.                    Caretenders of Louisville, Inc.
   Caretenders of New Jersey, Inc.                       Caretenders of Northern Kentucky, Inc.
   Caretenders of Richmond, Inc.                         Caretenders of the Bluegrass, Inc.
   Caretenders Visiting Services of Richmond, Inc.       House Calls of America, Inc.
   Caretenders Infusion Corp.                            Metro Home Care, Inc.
   National Orthopedic & Rehabilitation Services, Inc.   Physician Affiliates, Inc.
   Special Healthcare Services, Inc.                     Reliable Home Healthcare, Inc.
   Caretenders Visiting Services of Cincinnati, Inc.     Caretenders of Cleveland, Inc.
   Caretenders Visiting Services of Columbus, Inc.       Caretenders of Fort Lauderdale, Inc.
   Caretenders of Evansville, Inc.                       Caretenders of West Palm Beach,
   Caretenders Visiting Services of Indianapolis, Inc.   Caretenders of Charlotte, Inc.
   Caretenders Visiting Services of Southwest FL, Inc.   Caretenders of Southwest Florida, Inc.
   Caretenders Visiting Services of Southeast FL, Inc.

Subsidiary of HHJC Holdings, Inc.
   Home Health of Jefferson County, Inc.                 Caretenders of Marshall  County, Inc.


                                                                     Exhibit 23

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


     As independent public accountants, we hereby consent to the incorporation of our reports included in this Form 10-K, into the Company's previously filed Registration Statement File No. 33-33601 relating to the Company's Incentive Stock Option Plan, Registration Statement File No. 33-81122 related to the 1987 Supplemental Nonqualified Stock Option Plan, Registration Statement No. 33-20815 related to the 1987 Nonqualified Stock Option Plan, Registration Statement No. 33-881100 related to the 1993 Non-Employee Directors Stock Option Plan,
Registration Statement No. 33-81124 related to the 1991 Long-Term Incentive Plan, and Registration Statement File No. 333-43631 related to the Non-Employee Directors Deferred Compensation Plan.


                                                   ARTHUR ANDERSEN LLP


Louisville, Kentucky
March 28, 2002