Form 10-K/A
period 2001-12-31
ALMOST FAMILY INC
filed 2002-04-03
CIK 799231

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A

                                (Amendment No. 1)

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



                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                EXPLANATORY NOTE


The Registrant hereby files Amendment No. 1 to the Transition Report on Form 10-K for the period ended December 31, 2001, for the purpose of (i) amending and restating Item 1 to delete under the heading "Recent Developments-Restatement of Financial Statements" a bracketed drafting comment that was intended to be deleted from the Form 10-K as initially filed and (ii) including Exhibit 99, Management's letter to the Securities and Exchange Commission concerning Arthur Andersen LLP, which was inadvertently omitted from the Form 10-K as initially filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused Amendment No. 1 to the Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ALMOST FAMILY, INC.


S/ William B. Yarmuth                              April 2, 2002
----------------------------------------------------------------
  William B. Yarmuth
  Chairman, President and  Chief Executive Officer

S/ C. Steven Guenthner                             April 2, 2002
----------------------------------------------------------------
  C. Steven Guenthner
  Senior Vice President and  Chief Financial Officer
  (Principal Financial and Accounting Officer)

                                                                      EXHIBIT 99









Securities and Exchange Commission
450 Fifth Street, N.W.
Washington D.C. 20549

Re: Arthur Andersen LLP

Ladies and Gentlemen:

Our independent public accountant is Arthur Andersen LLP ("Andersen"). In connection with their audit of the consolidated financial statements of Almost Family, Inc. for the year ended December 31, 2001, Andersen has represented to us that its audit was subject to Andersen's quality control system for the U.S. accounting and auditing practice to provide reasonable assurance that the engagement was conducted in compliance with professional standards and that there was appropriate continuity of Andersen personnel working on the audit and availability of national office consultation. Availability of personnel at foreign affiliates of Andersen is not relevant to this audit.

Almost Family, Inc.
     (Registrant)





By: /s/ C. Steven Guenthner
C. Steven Guenthner
            Senior Vice President & Chief Financial Officer

April 1, 2002