Form 10-Q/A
period 2001-06-30
ALMOST FAMILY INC
filed 2002-04-16
CIK 799231

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)

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


                         Commission file number 1-09848
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

                      ALMOST FAMILY, INC. AND SUBSIDIARIES

                                   FORM 10-Q/A

                                      INDEX


      Part I.     Financial Information

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of June 30, 2001
                  and March 31, 2001                                          3

                  Consolidated Statements of Operations for the Three
                  Months ended June 30, 2001 and 2000                        4

                  Consolidated Statements of Cash Flows for the Three
                  Months ended June 30, 2001 and 2000                         5

                  Notes to Interim Consolidated Financial Statements       6-12

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     13-23

         Item 3.  Quantitative and Qualitative Disclosures About Market
                  Risk                                                      24

      Part II.    Other Information

                  Items 1 through 6                                          26

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                       INTERIM CONSOLIDATED BALANCE SHEETS
                                  (AS RESTATED)

                   ASSETS                 June 30, 2001 (1)  March 31, 2001 (1)
                   ------                 -----------------  ------------------
                                            (UNAUDITED)
CURRENT ASSETS:
 Cash and cash equivalents                 $    840,262           $ 2,497,591
 Accounts receivable - net                   16,747,008            16,725,681
 Prepaid expenses and other current assets    2,284,252             2,262,088
 Deferred tax assets                          1,468,351             1,499,975
                                           ----------------       -------------
          TOTAL CURRENT ASSETS               21,339,873            22,985,335

PROPERTY AND EQUIPMENT - NET                  5,930,255             5,365,092

COST IN EXCESS OF NET ASSETS ACQUIRED - NET   2,450,756             2,477,341

DEFERRED TAX ASSETS                           2,721,726             2,184,348

OTHER ASSETS                                  1,189,367               971,663
                                         ----------------        --------------
                                           $ 33,631,977           $33,983,779
                                         ================        ==============


       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------
CURRENT LIABILITIES:
 Accounts payable and accrued liabilitie   $ 13,829,891           $13,232,053
 Current portion - capital lease
  obligation                                    289,900                11,886
                                           ---------------       --------------
                                             14,119,791            13,243,939
                                           ---------------       --------------

LONG-TERM LIABILITIES:
 Revolving credit facility                   10,205,862            11,790,638
 Capital lease obligation                       130,440               508,820
 Mortgage liability                             408,436               411,421
 Other liabilities                              897,055               771,078
                                           ----------------      --------------
       TOTAL LONG-TERM LIABILITIES           11,641,793            13,481,957
                                           ----------------      --------------

       TOTAL LIABILITIES                     25,761,584            26,725,896
                                           ----------------      --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Common stock, par value $0.10; authorized
 10,000,000 shares;                             329,000               329,000
 3,291,647 and outstanding
 Treasury stock, at cost, 812,512 and
 779,912 shares                              (5,380,457)           (5,266,919)
 Additional paid-in capital                  25,731,727            25,731,726
 Accumulated deficit                        (12,809,877)          (13,535,924)
                                           ----------------      --------------
  TOTAL STOCKHOLDERS' EQUITY                  7,870,393             7,257,883
                                           ----------------      --------------
                                           $ 33,631,977          $ 33,983,779
                                           ================      ==============

(1) Where appropriate, amounts for these periods have been restated and reclassified as discussed in Notes 2 and 4 to the financial statements.




        See accompanying notes to interim consolidated financial statements.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (AS RESTATED)
                                   (UNAUDITED)
                                                         Three Months Ended
                                                      -------------------------

                                                       June 30,      June 30,
                                                       2001 (1)      2000 (1)
                                                     ------------ ------------
   Net revenues                                      $ 19,273,646   $18,175,947
   Cost of sales and services                          15,568,558    16,053,341
   General and administrative expenses                  1,497,412     1,604,266
   Depreciation and amortization expense                  404,078       448,087
   Provision for uncollectible accounts                   320,676       192,209
                                                      ------------ ------------
   Income (loss) before other income (expense) and 1,482,922 (121,956) income taxes

   Other income (expense):
    Interest expense                                      230,650      175,455
                                                      ------------ ------------
   Income (loss) before income taxes                    1,252,272     (297,411)

   Income tax expense                                     526,225     (139,783)
                                                      ------------ ------------
     Net income (loss) from continuing operations    $    726,047   $ (157,628)

   Discontinued operations:
     VN operating losses previously provided                   -        253,663
     Gain from reversal of previously recorded
   disposal charge, net of                                     -            -
         applicable income tax provision
                                                      ------------ ------------
   Net income                                        $   726,047  $     96,035
                                                      ============ ============

   Earnings per share - Basic
     Weighted average basic shares                      2,505,435    3,141,186

   Net income (loss) from continuing operations      $       0.29  $     (0.05)
   Discontinued operations
     VN operating losses previously provided                  -           0.08
     Gain from reversal of previously recorded
     disposal charge, net of applicable income
     tax provision                                            -             -
   Net income
                                                      ------------ ------------
                                                     $      0.29    $     0.03
                                                      ============ ============

   Earnings per share - Diluted:
         Weighted average diluted shares               2,884,467     3,173,501

   Net income (loss) from continuing operations      $      0.25    $    (0.05)
   Discontinued operations:
     VN operating losses previously provided                  -           0.08
     Gain from reversal of previously recorded
     disposal charge, net of applicable income tax            -             -
     provision
           Net income
                                                      ------------ ------------
                                                       $    0.25     $    0.03
                                                      ============ ============

(1) Where appropriate, amounts for these periods have been restated and reclassified as discussed in Notes 2 and 4 to the financial statements.

       See accompanying notes to interim consolidated financial statements.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (AS RESTATED)
                                   (UNAUDITED)

                                                     Three Months Ended
                                                -------------------------------
                                                   June 30,         June 30,
                                                   2001 (1)         2000 (1)
                                                ---------------  --------------

  Cash flows from operating activities:
  Net income                                     $   726,047      $     96,035
  Less:
    Net income from discontinued operations                  -         253,663
                                                ---------------  --------------
  Net income (loss) from continuing                  726,047          (157,628)
  operations
   Adjustments to reconcile net income to
   net cash provided by
    (used in) operating activities:
       Depreciation and amortization                 404,078           448,087
       Deferred Taxes
                                                    (505,754)               -
      Provision for bad debts                        320,676           192,209
                                                ---------------  --------------
                                                     945,047           482,668
      Change in certain net assets
           (Increase) decrease in:
           Accounts receivable                      (342,003)          876,457
           Prepaid expenses and other                (23,873)         (441,769)
           current assets
           Other assets                             (217,702)          (55,232)
       Increase (decrease) in:
           Accounts payable and accrued              597,838        (1,291,067)
           liabilities

           Other                                     125,977             4,946
                                                --------------- ---------------
           Net cash provided by (used in)          1,085,284          (423,996)
           operating activities
                                                --------------- ---------------

  Cash flows from investing activities:
       Capital expenditures                         (940,948)         (367,344)
       Business acquisitions                              -             (5,000)
                                               ---------------  ---------------
           Net cash used by investing               (940,948)         (372,344)
          activities
                                               ---------------  ---------------

  Cash flows from financing activities:
       Net revolving credit facility              (1,584,776)           60,301
       borrowings
       Stock repurchases                            (113,538)                -
       Principal payments on debt & leases          (103,351)           (1,539)
                                               ---------------  ---------------
          Net cash provided (used in) by          (1,801,665)           58,762
          financing activities
                                               ---------------  ---------------

  Net decrease in cash                            (1,657,329)         (737,578)

  Cash and cash equivalents at beginning of        2,497,591         1,433,512
  period
                                               --------------   ---------------
  Cash and cash equivalents at end of period     $   840,262      $    695,934
                                               ==============   ===============

(1) Where appropriate, amounts for these periods have been restated and reclassified as discussed in Notes 2 and 4 to the financial statements.

      See accompanying notes to interim consolidated financial statements.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                     NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (AS RESTATED)

1.    BASIS OF PRESENTATION

The accompanying interim consolidated financial statements for the three months ended June 30, 2001 and 2000 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. Accordingly, the reader of this Form 10-Q/A is referred to the Company's Form 10-K for the year ended December 31, 2001 for further information. In the opinion of management of the Company, the accompanying unaudited interim financial statements reflect all adjustments (consisting of normally recurring adjustments) necessary to present fairly the financial position at June 30, 2001 and the results of operations and cash flows for the periods ended June 30, 2001 and 2000. See Notes 2 and 4 for discussion of restatement of financial statements, discontinued operations and reclassifications made to the financial information presented for prior periods.

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

Components of the restatement and their approximate effect on previously reported net income (loss), for the years ended March 31, 2001 and 2000 are set forth in the following table (amounts rounded to nearest thousand dollars):

                                           March 31, 2001    March 31, 2000
                                           ---------------   --------------
     Increase in Health self-insurance      $ 1,509,000      $   811,000
     expense
     Increase in Workers compensation
     and automobile self-insurance              493,000          208,000
     expense
     Additional revenues recorded from
     amending Medicare and Medicaid
     cost reports due to restatement           (240,000)        (390,000)
                                           ---------------   --------------
      Total reduction in pre-tax
       income due to restatement              1,762,000          629,000
      Income tax effect                        (828,000)        (266,000)
                                           ---------------   --------------
       Total reduction in net income
        due to restatement                      934,000          363,000
       Net income (loss) as previously        2,212,000       (4,743,000)
        reported
                                           ---------------   --------------
       Net income (loss) as restated        $1,278,000      $ (5,106,000)
                                           ===============   ==============

     Basic Earnings (Loss) Per Share
       As previously reported               $     0.70      $     (1.52)
       As restated                          $     0.40      $     (1.63)

     Diluted Earnings (Loss) Per Share
       As previously reported               $     0.67      $     (1.52)
       As restated                          $     0.38      $     (1.63)


The restatement of self-insurance expense also results in amendment of the Company's Medicare and Kentucky Medicaid cost reports for the periods indicated. The amendments are expected to result in additional reimbursement due to the Company of approximately $240,000 and $390,000 related to the years ended March 31, 2001 and 2000 respectively. Accordingly, the Company has recorded the expected additional reimbursement in net revenues and accounts receivable in the effected periods. Substantially all of the restatement of self-insurance expense is reflected in the "cost of services" line in the accompanying income statements. The restatement of insurance assets and liabilities resulted in a reduction of "prepaid expenses and other current assets" (which previously included a reinsurance receivable) of approximately $538,000 at March 31, 2001. The balance of the restatement increased accounts payable and accrued liabilities by approximately $2,881,000 and $1,017,000 and deferred tax assets by approximately $1,492,000 and $264,000 at March 31, 2001 and 2000
respectively. Consolidated net equity decreased by the amount of the restatement impact on net income.

Components of the restatement and their approximate effect on previously reported net income, for the three month periods ended June 30, 2001 and 2000 are set forth in the following table (amounts rounded to nearest thousand dollars):

                                              Three Months Ended June 30,
                                            ----------------------------------
                                                  2001           2000
                                             --------------  -------------
        Increase in health                   $   476,000     $   387,000
        self-insurance expense
        Increase (decrease) in
        workers compensation and
        automobile self-insurance                (73,000)        106,000
        expense
        Reversal of previously
        recorded management
        bonuses that will not be
        paid as a result of the                 (187,000)             -
        restatement
        Additional revenues
        recorded from amending
        Medicare and Medicaid
        cost reports due to                           -          (59,000)
        restatement
                                             --------------  -------------
        Total reduction in
         pre-tax income due to restatement       216,000         434,000
          Income tax effect                      (88,000)       (239,000)
                                             --------------  -------------
        Total reduction in net
        income due to restatement                128,000         195,000
        Net income as previously
        reported                                 854,000         291,000
                                             --------------  -------------
           Net income as restated            $   726,000     $    96,000
                                             ==============  =============

        Basic Earnings Per Share
          As previously reported             $      0.34     $      0.09
          As restated                        $      0.29     $      0.03

        Diluted Earnings Per Share
          As previously reported             $      0.30     $      0.09
          As restated                        $      0.25     $      0.03

The restatement of insurance assets and liabilities resulted in a reduction of "prepaid expenses and other current assets" (which previously included a reinsurance receivable) of approximately $538,000 at June 30, 2001. Additional revenues recorded from amending Medicare and Medicaid cost reports due to restatement resulted in an increase in accounts receivable of approximately $630,000 at June 30, 2001. The balance of the restatement increased accounts payable and accrued liabilities by approximately $3,008,424 and deferred tax assets by $1,492,000 at June 30, 2001. Consolidated net equity decreased by the amount of the restatement impact on net income.

The Company anticipates that the after-tax cost of conducting the investigation into this matter, consisting primarily of professional fees, will be approximately $360,000 or $0.12 per diluted share. This cost will be included in the Company's results of operations for the quarter ended March 31, 2002.

3.   COMMITMENTS AND CONTINGENCIES

Insurance Programs
Self-Insurance Programs. The Company bears significant risk under its self-insured employee health, automobile and workers' compensation programs. The Company's self-insured health program has an excess-loss insurance policy that reimburses the Company for covered expenses (up to a certain amount) of a specific deductible for each covered person and an annual aggregate deductible for all covered claims. The Company's current excess loss insurance policy ends April 30, 2002. Based on information provided by its broker and third-party administrator in March 2002, the Company expects health insurance costs to increase between 10% and 20% during 2002 due to the inflation of medical care costs. Under its automobile and workers' compensation self-insurance programs, the Company bears risk up to $100,000 per incident.

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

The Company believes that its present insurance coverage is adequate. However, in the wake of the terrorist events of June 11, 2001, the annual cost of the Company's insurance programs, excluding health will increase by approximately $500,000 ($290,000 after tax) upon renewal on April 1, 2002.

Legal Proceedings
The Company is currently, and from time to time, subject to claims and suits arising in the ordinary course of its business, including claims for damages for personal injuries. In the opinion of management, the ultimate resolution of any of these pending claims and legal proceedings will not have a material effect on the Company's financial position or results of operations.

On January 26, 1994 Franklin Capital Associates L.P. (Franklin), Aetna Life and Casualty Company and Aetna Casualty and Surety Company shareholders, who at one time held approximately 320,000 shares of the Company's common stock (approximately 13% of shares outstanding) filed suit in Chancery Court of Williamson County, Tennessee claiming unspecified damages not to exceed $3 million dollars in connection with registration rights they received in the Company's acquisition of certain home health operations in February 1991. The 1994 suit alleged that the Company failed to use its best efforts to register the shares held by the plaintiffs as required by the merger agreement. The Company settled with both Aetna parties shortly before the case went to trial in February 2000. In mid-trial Franklin voluntarily withdrew its complaint reserving its legal rights to bring a new suit as allowed under Tennessee law. In April 2000, Franklin refiled its lawsuit. The Company believes it has meritorious defenses to the claims and does not expect that the ultimate outcome of the suit will have a material impact on the Company's results of operations, liquidity or financial position. The Company plans to vigorously defend its position in this case. Estimated costs of litigation have been accrued in the accompanying balance sheets.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                     NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


4.   FINANCIAL STATEMENT RECLASSIFICATIONS
Certain amounts have been reclassified in the 2001 financial statements in order to conform to the 2000 presentation. Such reclassifications had no effect on previously reported net income (loss). These reclassifications include reclassifying the Company's Visiting Nurse (VN) segment from discontinued to continuing operations as described in Note 5.

5.   DISCONTINUED OPERATIONS
As part of a formal plan of separation, the Company on November 12, 1999 sold its product operations (consisting of infusion therapy and respiratory and medical equipment businesses) to Lincare Holdings, Inc. in an asset sale for $14.5 million and announced that it would pursue available strategic alternatives to complete the separation of its VN segment. Proceeds from the sale were used to repay obligations outstanding under the Company's bank line of credit. As a result of the operational separations, the Company recorded a one-time net of tax charge of approximately $5 million or ($1.60) in the quarter ended June 30, 1999. That charge reduced the book value of the operations to the expected net realizable value, provided for losses on fulfilling certain obligations and close down costs and included the estimated future operating results of the VN operations prior to separation. As a result of those actions, the visiting nurse operations were accounted for as discontinued operations in the Company's financial statements for periods reported from September 1999 through June 2001.

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

As a result of the decision to retain its VN segment, the Company recorded, in the three months ended September 30, 2001, a one-time after-tax gain of approximately $1.1 million, or $0.37 per diluted share, resulting from the reversal of the remainder of accounting reserves originally recorded at the time discontinued operations accounting treatment was adopted for this segment.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                     NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


5.   DISCONTINUED OPERATIONS (continued)

      The following table summarizes the assets and liabilities of the VN operations as of June 30, 2001:

      Accounts Receivable                                 $ 8,584,303
      Other Current Assets                                  2,475,803
      Current Liabilities                                  (5,232,033)
      Revolving Credit Facility                            (5,353,656)
      Long-Term Liabilities                                  (474,417)
                                                          ------------
       Net assets held for sale                           $     -
                                                          ============


6.    SEGMENT DATA
The Company operates in two reportable business segments: Adult Day Health Services (ADHS), and Visiting Nurses (VN). Reportable segments have been identified based upon how management has organized the business by services provided to customers and the criteria in SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". The Company's ADHS segment includes the aggregation of its ADC in-center operations and in-home personal care operations, both of which provide predominantly long-term health care and custodial services that enable recipients to avoid nursing home admission. Sources of reimbursement, reimbursement rates per day and contribution margins from the Company's ADC and personal care operations are substantially alike. The Company's VN segment provides skilled medical services in patients' homes largely to enable recipients to reduce or avoid periods of hospitalization and/or nursing home care. Approximately 83% of the VN segment revenues are generated from the Medicare program. VN Medicare revenues are generated on a per episode basis rather than a fee per visit or day of care. General and administrative expenses incurred at the corporate level have not been allocated to the segments. The Company has operations in Alabama, Connecticut, Florida, Indiana, Kentucky, Maryland, Massachusetts, and Ohio.

                               Three Months Ended June 30,
                                --------------------------
                                    2001          2000
                                -------------  -----------
    Net Revenues
     Adult day health services   $ 12,555,117  $11,776,440
     Visiting nurses                6,718,529    6,399,507
                                -------------  -----------
                                 $ 19,273,646  $18,175,947
                                =============  ===========

    Operating Income (loss)
      Adult day health services  $  1,056,304      654,158
      Visiting nurses                 874,310     (410,775)
                                 -------------  -----------
                                 $  1,930,614  $   243,383
    Corporate/Unallocated             447,692      365,339
                                -------------  -----------
     Earnings before interest
      and taxes (EBIT)              1,482,922    (121,956)
                                =============  ===========

7.    Accounting Pronouncement

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" (SFAS 141) and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). These statements establish new accounting and reporting standards for business combinations and associated goodwill and intangible assets. SFAS 141, effective immediately, eliminates the pooling of interest method of accounting and amortization of goodwill for business combinations initiated after June 30, 2001. SFAS 142, effective January 1, 2002, will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. The Company is currently reviewing the new accounting pronouncements to determine their impact on the Company's results of operations and financial position. The Company will complete the initial test for impairment by June 30, 2002. The accompanying income statements include goodwill amortization expense of approximately $37,000 in each of the three-month periods ended June 30, 2001 and 2000.

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

8.    Subsequent Event - Medicare Rate Changes

A Medicare rate increase of 5.3% went into effect October 1, 2001 in the Visiting Nurse segment. A Medicare rate decrease is scheduled to go into effect October 1, 2002. The Company currently estimates that if such rate cut is enacted it would have the approximate effect of reversing on October 1, 2002, the rate increase that went into effect on October 1, 2001. However, the Medicare program has not yet announced what the new rates would actually be. Accordingly, there can be no assurance that the Company's estimate will prove accurate.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (AS RESTATED)

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

Components of the restatement and their approximate effect on previously reported net income (loss), for the years ended March 31, 2001 and 2000 are set forth in the following table (amounts rounded to nearest thousand dollars):

                                         March 31, 2001    March 31, 2000
                                         ---------------   --------------
     Increase in Health self-insurance    $  1,509,000     $    811,000
     expense
     Increase in Workers compensation
     and automobile self-insurance             493,000          208,000
     expense
     Additional revenues recorded from
     amending Medicare and Medicaid
     cost reports due to restatement          (240,000)        (390,000)
                                         ---------------   --------------
       Total reduction in pre-tax
       income due to restatement             1,762,000          629,000
       Income tax effect                      (828,000)        (266,000)
                                         ---------------   --------------
       Total reduction in net income
       due to restatement                      934,000          363,000
       Net income (loss) as previously       2,212,000       (4,743,000)
       reported
                                         ---------------   --------------
       Net income (loss) as restated      $  1,278,000     $ (5,106,000)
                                         ===============   ==============

     Basic Earnings (Loss) Per Share
       As previously reported             $      0.70      $     (1.52)
       As restated                        $      0.40      $     (1.63)

     Diluted Earnings (Loss) Per Share
       As previously reported             $      0.67      $     (1.52)
       As restated                        $      0.38      $     (1.63)


The restatement of self-insurance expense also results in amendment of the Company's Medicare and Kentucky Medicaid cost reports for the periods indicated. The amendments are expected to result in additional reimbursement due to the Company of approximately $240,000 and $390,000 related to the years ended March 31, 2001 and 2000 respectively. Accordingly, the Company has recorded the expected additional reimbursement in net revenues and accounts receivable in the effected periods. Substantially all of the restatement of self-insurance expense is reflected in the "cost of services" line in the accompanying income statements. The restatement of insurance assets and liabilities resulted in a reduction of "prepaid expenses and other current assets" (which previously included a reinsurance receivable) of approximately $538,000 at March 31, 2001. The balance of the restatement increased accounts payable and accrued liabilities by approximately $2,881,000 and $1,017,000 and deferred tax assets by approximately $1,492,000 and $264,000 at March 31, 2001 and 2000
respectively. Consolidated net equity decreased by the amount of the restatement impact on net income.

Components of the restatement and their approximate effect on previously reported net income, for the three month periods ended June 30, 2001 and 2000 are set forth in the following table (amounts rounded to nearest thousand dollars):

                                           Three Months Ended June 30,
                                    -----------------------------------------
                                             2001           2000
                                         --------------  -------------
        Increase in health               $   476,000     $  387,000
        self-insurance expense
        Increase (decrease) in
        workers compensation and
        automobile self-insurance           (73,000)        106,000
        expense
        Reversal of previously
        recorded management
        bonuses that will not be
        paid as a result of the            (187,000)             -
        restatement
        Additional revenues
        recorded from amending
        Medicare and Medicaid
        cost reports due to                      -         (59,000)
        restatement
                                        -------------    --------------
        Total reduction in
        pre-tax income due to                216,000        434,000
               restatement
          Income tax effect                  (88,000)      (239,000)
                                         --------------  -------------
        Total reduction in net
        income due to restatement            128,000        195,000
        Net income as previously
        reported                             854,000        291,000
                                         --------------  -------------
         Net income as restated          $   726,000     $   96,000
                                         ==============  =============

        Basic Earnings Per Share
          As previously reported        $      0.34     $      0.09
          As restated                   $      0.29     $      0.03

        Diluted Earnings Per Share
          As previously reported        $      0.30     $      0.09
          As restated                   $      0.25     $      0.03

The restatement of insurance assets and liabilities resulted in a reduction of "prepaid expenses and other current assets" (which previously included a reinsurance receivable) of approximately $538,000 at June 30, 2001. Additional revenues recorded from amending Medicare and Medicaid cost reports due to restatement resulted in an increase in accounts receivable of approximately $630,000 at June 30, 2001. The balance of the restatement increased accounts payable and accrued liabilities by approximately $3,008,000 and deferred tax assets by approximately $1,492,000 at June 30, 2001. Consolidated net equity decreased by the amount of the restatement impact on net income.

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

As a result of the decision to retain its VN segment, the Company recorded, in the three-months ended September 30, 2001, a one-time after-tax gain of approximately $1.1 million, or $0.37 per diluted share, resulting from the reversal of the remainder of accounting reserves originally recorded at the time discontinued operations accounting treatment was adopted for this segment.

Change in Fiscal Year End

Also on September 14, 2001, the Company announced that it changed its fiscal year end from March 31 to December 31 effective December 31, 2001.

Critical Accounting Policies
Refer to the "Critical Accounting Policies" section of Management's Discussion and Analysis of Results of Operations and Financial Condition included in the Form 10-K for the nine months ended December 31, 2001 for a detailed discussion of the Company's critical accounting policies.

RESULTS OF CONTINUING OPERATIONS

Three Months Ended June 30, 2001 Compared with Three Months Ended June 30, 2000

Consolidated          Three Months Ended    Three Months Ended
                        June 30, 2001         June 30, 2000          Change
                      -------------------------------------------------------
                       Amount      %Rev    Amount       %Rev     Amount     %
                      -------------------------------------------------------
Net Revenues
            ADHS      $12,555,117  65.1%  $11,776,440  64.8% $  778,677     6.6%
            VN          6,718,529  34.9%    6,399,507  35.2%    319,022     5.0%
                      -----------         -----------        ----------
                      $19,273,646 100.0%  $18,175,947 100.0%  1,097,699     6.0%
                      ===========        ============        ==========

Operating Income
            ADHS      $ 1,056,304   8.4%  $   654,158   5.6% $  402,146    61.5%
            VN            874,310  13.0%     (410,775) -6.4%  1,285,085  -312.8%
                      -----------         ------------        ----------
                        1,930,614  10.0%      243,383   1.3%  1,687,231   693.2%
Unallocated corporate     447,692   2.3%      365,339   2.0%     82,353    22.5%
expenses              -----------         ------------        ----------
EBIT                    1,485,922   7.7%     (121,956) -0.7%  1,604,878 -1316.0%
Interest expense          230,650   1.2%      175,455   1.0%     55,195    31.5%
Income taxes              526,225   2.7%     (139,783) -0.8%    666,008  -476.5%
                       -----------        ------------       ----------
Net from continuing   $   726,047   3.8%  $  (157,628) -0.9% $  883,675  -560.6%
operations             ===========        ============        ==========

EBITDA (1)            $ 1,887,000   9.8%  $   326,131  1.8%  $1,560,869   478.6%
Effective Tax Rate          42.0%               47.0%            -5.0%

(1)   Earnings Before Interest Taxes Depreciation and Amortization

The Company's net revenues grew $1.1 million or 6% primarily as a result of improved reimbursement and patient volumes in the VN segment and to a lesser extent pricing improvements in its ADHS segment. Likewise, operating income before unallocated corporate expense improved $1.7 million from the same period last year primarily as a result of the Company's actions to adapt its operations to the new Medicare PPS reimbursement system, which took effect on October 1, 2000. Unallocated corporate overhead increased as a result of additional expenditures in information systems, additional staff support for operational audits and communication and increased compensation expense. Refer to the segment discussions below for additional information.

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

As of June 30, 2001, the Company has net deferred tax assets of approximately $4,190,000. The net deferred tax asset is composed of $2,722,000 of long-term deferred tax assets and $1,468,000 of current deferred tax assets. The Company has provided a valuation allowance against certain net deferred tax assets based upon management's estimation of realizability of those assets through future taxable income. This valuation was based in large part on the Company's history of generating operating income or losses in individual tax locales and expectations for the future. The Company's ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, competitive pressures on revenues and margins and legislation and regulation at all levels of government. Management has considered the above factors in reaching its conclusions that it is more likely than not that future taxable income will be sufficient to fully utilize the net deferred tax assets. However, there can be no assurances that the Company will meet its expectations of future taxable income.

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


                          Three Months Ended   Three Months Ended
                            June 30, 2001        June 30, 2000          Change
                         ------------------------------------------------------
                           Amount     %Rev     Amount     %Rev    Amount     %
                         ------------------------------------------------------
 Net revenues             $12,555,117 100.0%  $11,776,440 100.0% $778,677   6.6%
 Cost of services          10,546,443  84.0%   10,183,333  86.5%  363,110   3.6%
 General &                    607,259   4.8%      584,187   5.0%   23,072   4.0%
 administrative
 Depreciation &               208,007   1.7%      220,889   1.9%  (12,882) -5.9%
 amortization
 Uncollectible accounts       137,104   1.1%      133,873   1.1%    3,231   2.4%
                         ------------        ------------        --------
 Operating income         $ 1,056,304   8.4%  $   654,158   5.6% $402,146  61.5%
                         ============        ============        =========

   EBITDA                 $1,264,310   10.1%  $   875,047   7.4% $389,264   4.5%

 Admissions                    1,143                1,253           (110)  -8.8%
 Patients months of care      14,053               13,142            911    6.9%
 Patient days of Care        177,006              178,307         (1,301)  -0.7%

 Revenue per patient      $    70.93          $     66.05        $   4.88   7.4%
 day

 ADC in-center
   Average weekday             1,227                1,249            (21)  -1.8%
    attendance
   Center capacity             1,633                1,671            (38)  -2.3%
   Center occupancy rate       73.2%                75.8%            0.4%   0.6%

ADHS revenues increased 7% to $12.5 million for the three months ended June 30, 2001 from $11.8 million in the same quarter of the prior year. Average revenue per day of care increased about 7% as a result of mix changes and higher reimbursement rates. Volumes decreased primarily as a result of the closure of the Stamford, CT and Birmingham, AL day centers last fiscal year. These centers were not profitable and were closed to improve the overall financial performance of the Company. Additionally, certain of the Company's ADHS operating units experienced a decline in volumes sold. Occupancy in the adult day care centers was 73.2% of capacity in the 2001 period and 75.8% of capacity in the 2000 period. Average capacity decreased due to capacity closed last year. As of July 1, 2001, total system capacity was 1,676 guests per day.

Cost of services as a percent of revenues decreased to 84.0% in 2001 from 86.5% in 2000 primarily as a result of the pricing, volume and capacity changes discussed above. General and administrative expenses decreased slightly as a percent of revenues. Depreciation and amortization decreased due to certain property items reaching the end of their useful lives. Management establishes an allowance for uncollectible accounts based on its estimate of probable collection losses. The provision for uncollectible accounts was just over 1% of revenue in both periods.

Visiting Nurse (VN) Segment-Three Months
The Company's VN segment provides skilled medical services in patients' homes to enable recipients to reduce or avoid periods of hospitalization and/or nursing home care. Approximately 83% of the VN segment revenues come from the Medicare program and are generated on a per episode basis rather than a daily fee basis as in ADHS. During the entirety of the 2001 period, Medicare PPS was in effect while during the entirety of the 2000 period, Medicare's cost-based reimbursement system was in effect.

                           Three Months         Three Months
                        Ended June 30, 2001   Ended June 30, 2000       Change
                         ------------------------------------------------------
                           Amount   % Rev    Amount    % Rev    Amount     %
                         ------------------------------------------------------
                         ------------------------------------------------------
Net revenues             $6,718,529 100.0%  $6,399,507 100.0% $ 319,022     5.0%
Cost of services          5,022,112  74.8%   5,870,007  91.7%  (847,895)  -14.4%
General &                   464,062   7.0%     698,409  10.9%  (234,347)  -33.6%
administrative
Depreciation &              174,472   2.6%     183,530   2.9%    (9,058)   -4.9%
amortization
Uncollectible accounts      183,573   2.7%      58,336   0.9%   125,237   214.7%
                         ----------        ------------       ----------
Operating income         $  874,310  13.0%  $( 410,775) -6.4%$1,285,085      NM
                         ----------        ------------       ----------

EBITDA                   $1,048,782  15.6%  $ (227,245) -3.6% $1,276,027     NM

Admissions                    1,987              1,893                94    5.0%
Patient months of care        5,508              6,018              (510)  -8.5%
Revenue per patient      $    1,220         $    1,063        $      156   14.7%
month

The VN segment's financial performance under PPS is, in part, a result of the Company's work to prepare for operation under PPS and in part due to higher reimbursement rates under PPS. As shown in the table above, the VN operations incurred losses in the 2000 period as a result of operating under the old cost-based reimbursement system for portions of each period. In 2001, the Company earned a higher rate of reimbursement and incurred lower operating costs in its VN operations than were earned and incurred, respectively, in 2000. Costs of services, primarily labor and related costs, were reduced due to increased staff productivity and a reduction in the amount of unprofitable insurance and managed care cases. These reductions were accomplished in large part due to substantial investments made in information systems software employed in the operation of the segment. The Company plans to continue its efforts to refine and improve the operating efficiencies of the segment. The Company generated 5% more admissions in 2001 than in 2000 while patient months of care declined 9% due to a shorter average length of stay. Bad debt expense approximated 3% of revenues in 2001 due to provision made for Medicare PPS collectibility. Since Medicare PPS is still relatively new, this rate may differ in the future. Under the cost-reimbursed system in place during 2000, estimated Medicare bad debts were netted against the revenue line.

A Medicare rate increase of 5.3% went into effect October 1, 2001 in the Visiting Nurse segment. A Medicare rate decrease is scheduled to go into effect October 1, 2002. The Company currently estimates that if such rate cut is enacted it would have the approximate effect of reversing on October 1, 2002, the rate increase that went into effect on October 1, 2001. However, the Medicare program has not yet announced what the new rates would actually be. Accordingly, there can be no assurance that the Company's estimate will prove accurate.

Liquidity and Capital Resources

Revolving Credit Facility. The Company has a $22.5 million credit facility with Bank One Kentucky NA which expires June 30, 2003. The credit facility bears interest at the bank's prime rate plus a margin (ranging from 0% to 1.0%, currently 0%) dependent upon total leverage and is secured by substantially all assets and the stock of the Company's subsidiaries. Borrowings are available equal to the greater of: a) a multiple of earnings before interest, taxes, depreciation and amortization (as defined) or, b) an asset based formula, primarily based on accounts receivable. Borrowings under the facility may be used for working capital, capital expenditures, acquisitions, development and growth of the business and other corporate purposes. As of June 30, 2001 the formula permitted the entire $22.5 million to be used of which approximately $10.2 million was outstanding. Additionally, an irrevocable letter of credit, totaling $2.4 million, was outstanding in connection with the Company's self-insured workers compensation and transportation insurance programs. Thus, a total of $12.6 million was either outstanding or committed as of June 30, 2001 while an additional $9.9 million was available for use. Additionally, at June 30, 2001, the Company had approximately $840,000 in cash. The Company's revolving credit facility is subject to various financial covenants. As of June 30 and December 31, 2001, the Company was in compliance with the covenants.

The Company believes that this facility will be sufficient to fund its operating needs for at least the next twelve months. Management will continue to evaluate additional sources of capital, including possible debt and equity investments in the Company, to support a more rapid development of the business than would be possible with internal funds.

Stock and Warrant Redemption. In March 2001, the Company redeemed 748,501 shares of common stock and a warrant to purchase 200,000 shares of common stock (at an exercise price of $12.50 per share). The Company's cost of redemption totaled approximately $5.1 million. As of March 31, 2001 a total of 2,510,062 common shares were outstanding. The following table shows the accretive impact of this redemption on consolidated diluted earnings per share for period ended June 30, 2001:

                                             Three Months
                                                 Ended
                                             June 30, 2001
                                             -------------
     Consolidated Net Income
      As stated                              $   726,047
      Interest on borrowings for                 104,000
       redemption
      Income tax effect                          (43,680)
                                             -------------
      Net Income if shares had not been      $   665,727
      redeemed                               -------------
      Weighted average diluted shares
      outstanding
        As stated                              2,884,467
        Shares redeemed                          748,501
                                             -------------
      Diluted shares if shares had not         3,632,968
      been redeemed                          -------------

      Diluted EPS
        As stated                              $   0.25
        Diluted shares if shares had not           0.18
        been redeemed
                                             -------------
        Accretive effect of share redemption   $   0.07
                                             =============
        Percent accretive                           39%
                                             =============

On-Going Stock Buy Back Program. In March 2001, following the Stock and Warrant Redemption discussed above, the Company's Board of Directors authorized up to an additional $1 million to be used to acquire shares of the Company's common stock. In April 2001, the Company initiated a stock repurchase plan in compliance with Rule 10b-18 of the Securities Exchange Act of 1934. This plan permits purchases to take place selectively from time to time in open market purchases through a broker or in privately negotiated transactions. During the three months ended June 30, 2001, a total of 16,200 shares were repurchased under this program, all of which were in open market purchases. A total of $122,394 was expended in these purchases for an average acquisition cost of $7.00 per share. These purchases did not have a material effect on net income or earnings per share for the three months ended June 30, 2001.

Cash Flows
Key elements to the Consolidated Statements of Cash Flows for the three month periods ending June 30, 2001 and 2000 were:

  Net Change in Cash and Cash Equilvalent       2001           2000
  --------------------------------------    -------------  -------------
  Continuing operations
    Provided by (used in)
     Operating activities                    $1,085,284     $ (423,996)
     Investing activities                      (940,948)      (372,344)
     Financing activities                    (1,801,665)        58,762
                                           -------------  -------------
    Net increase (decrease) in cash and
    cash equilvalents                       $(1,657,329)    $ (737,578)
                                           =============  =============

2001
Net cash used in operating activities resulted principally from current period income, net of changes in accounts receivable, accounts payable and accrued expenses. The increase in accounts receivable resulted from a small increase in days sales outstanding. Days sales outstanding were 79 at June 30, 2001, up from 76 at March 31, 2001. The change in accounts payable and accrued liabilities included an increase in self-insurance liabilities partially offset by a reduction from the payment of fiscal year-end 2001 management incentives of approximately $500,000. Excluding the payment of prior year bonus obligations, operating activities actually generated cash of about $1.6 million. Net cash used in investing activities resulted principally from amounts invested in adult day health services expansion activities and improvements in information systems. During the quarter, the Company made capital expenditures for the expansion of one center each in Louisville and Maryland and for a new center being constructed in Ft. Myers, FL. Net cash used by financing activities resulted primarily from repayments on the Company's credit facility, payment of capital lease obligations and repurchase of the common stock.

2000
Net cash used by operating activities resulted principally from current period income, net of changes in accounts receivable, accounts payable and accrued expenses. The increase in prepaid expenses resulted from the timing of insurance payments. The increase in accounts receivable resulted from volume increases. Days sales outstanding decreased slightly to 71 from 72 at March 31, 2000. The decrease in accounts payable and accrued liabilities resulted from VN losses charged to previously provided reserves and from income tax payments made during the quarter. Net cash used in investing activities resulted principally from amounts invested in adult day health services expansion activities, and improvements in information systems. Net cash provided by financing activities resulted primarily from borrowings under the Company's credit facility.

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

Refer to the section on Cautionary Statements - Forward Outlook and Risks in
Part I, and the Notes to the financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Form 10-K for the nine-months ended December 31, 2001 for additional information.

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

New Accounting Pronouncements
In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" (SFAS 141) and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). These statements established new accounting and reporting standards for business combinations and associated goodwill and intangible assets. SFAS 141, which took effect immediately, eliminated the pooling of interest method of accounting and amortization of goodwill for business combinations initiated after June 30, 2001. SFAS 142, effective January 1, 2002, requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. The Company is currently in the process of determining the impact of these standards on the Company's results of operations and financial position. The Company will complete the initial test for impairment, pursuant to SFAS 142 by June 30, 2002. The accompanying income statements include goodwill amortization expense of approximately $37,000 in each of the three-month periods ended June 30, 2001 and 2000.

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

At June 30, 2001, a hypothetical 100 basis point increase in short-term interest rates would result in a reduction of approximately $102,500 in annual pre-tax earnings from continuing operations.

                                                  Commission File No.  1-09848


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


Date: April 16, 2002

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