Form 10-Q/A
period 2001-09-30
ALMOST FAMILY INC
filed 2002-04-16
CIK 799231

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

                      ALMOST FAMILY, INC. AND SUBSIDIARIES

                                   FORM 10-Q/A

                                      INDEX


      Part I.     Financial Information

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of September 30, 2001
                  and March 31, 2001                                         3

                  Consolidated Statements of Operations for the Three
                  Months ended September 30, 2001 and 2000                   4

                  Consolidated Statements of Operations for the Six
                  Months ended September 30, 2001 and 2000                   5

                  Consolidated Statements of Cash Flows for the Six
                  Months ended September 30, 2001 and 2000                   6

                  Notes to Interim Consolidated Financial Statements      7-13

          Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    14-27

          Item 3. Quantitative and Qualitative Disclosures About Market
                  Risk                                                     28

      Part II.    Other Information

                  Items 1 through 6                                        29

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                       INTERIM CONSOLIDATED BALANCE SHEETS
                                  (AS RESTATED)

                ASSETS               September 30, 2001 (1)  March 31, 2001 (1)
                ------               ----------------------  ------------------
                                           (UNAUDITED)
CURRENT ASSETS:
 Cash and cash equivalents               $     575,535          $  2,497,591
 Accounts receivable - net                  17,305,725            16,725,681
 Prepaid expenses and other current assets   1,164,819             2,262,088
 Deferred tax assets                         1,499,975             1,499,975
                                           ----------------     ----------------
    TOTAL CURRENT ASSETS                  $ 20,546,054          $ 22,985,335

PROPERTY AND EQUIPMENT - NET                 7,466,033             5,365,092

COST IN EXCESS OF NET ASSETS ACQUIRED - NET  3,821,163             2,477,341

DEFERRED TAX ASSETS                          1,464,710             2,184,348

  OTHER ASSETS                               1,038,281               971,663
                                           ----------------      --------------
                                          $ 34,336,241           $33,983,779
                                           ================      ==============


         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
CURRENT LIABILITIES:
   Accounts payable and accrued
    liabilities                          $  11,935,262         $  13,232,053
   Current portion - capital lease
    obligation                                 336,864                11,886
                                          ----------------       --------------
                                            12,272,126            13,243,939
                                          ----------------       --------------

LONG-TERM LIABILITIES:
   Revolving credit facility                 11,251,035           11,790,638
   Capital lease obligation                     367,290              508,820
   Mortgage liability                           401,524              411,421
   Other liabilities                            791,005              771,078
                                          ----------------       --------------
         TOTAL LONG-TERM LIABILITIES         12,810,854           13,481,957
                                          ----------------       --------------
            TOTAL LIABILITIES                25,082,980           26,725,896
                                          ----------------       --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, par value $0.10;
  authorized 10,000,000 shares;                 329,750              329,000
  3,297,497 and 3,289,974 outstanding
  Treasury stock, at cost, 837,312 and       (5,783,597)          (5,266,919)
  779,912 shares
  Additional paid-in capital                 25,755,377           25,731,726
  Accumulated deficit                       (11,048,269)         (13,535,924)
                                           ----------------    ----------------

       TOTAL STOCKHOLDERS' EQUITY             9,253,261            7,257,883
                                           ----------------      --------------
                                         $   34,336,241         $ 33,983,779
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

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (AS RESTATED)
                                   (UNAUDITED)
                                                      Three Months Ended
                                                   -------------------------

                                                   September 30,   September 30,
                                                       2001 (1)      2000 (1)
                                                   -------------   ------------
   Net revenues                                     $19,663,245  $ 18,376,098
   Cost of sales and services                        15,959,656    15,990,034
   General and administrative expenses                1,622,585     1,706,086
   Depreciation and amortization expense                413,116       384,563
   Provision for uncollectible accounts                 278,885       361,652
                                                      ------------ ------------
   Income (loss) before other income (expense) and    1,389,003       (66,237)
   income taxes

   Other income (expense):
    Interest expense                                    226,489       233,397
                                                      ------------ ------------
   Income (loss) before income taxes                  1,162,514      (299,634)

   Income tax expense                                   488,256      (140,828)
                                                      ------------ ------------
   Net income (loss) from continuing operations        $674,258     $(158,806)
   Discontinued operations:
     VN operating losses previously provided                  -       483,557
     Gain from reversal of previously recorded
      disposal charge, net of                         1,087,350            -
      applicable income tax provision
                                                     ------------ ------------
   Net income                                        $1,761,608    $  324,751
                                                     ============ ============

   Earnings per share - Basic
     Weighted average basic shares                    2,486,720     3,141,186

   Net income (loss) from continuing operations      $     0.27    $    (0.05)
   Discontinued operations
     VN operating losses previously provided                  -          0.15
     Gain from reversal of previously recorded
     disposal charge, net of applicable income
     tax provision                                         0.44             -
   Net income
                                                      ------------ ------------
                                                       $   0.71     $    0.10
                                                      ============ ============

   Earnings per share - Diluted:
         Weighted average diluted shares              2,954,975     3,378,615

   Net income (loss) from continuing operations        $   0.23     $   (0.05)
   Discontinued operations:
     VN operating losses previously provided                  -          0.15
     Gain from reversal of previously recorded
     disposal charge, net of applicable income tax         0.38             -
     provision
                                                      -----------  ------------
           Net income
                                                      $    0.61     $    0.10
                                                      ============ ============

(1) Where appropriate, amounts for these periods have been restated and reclassified as discussed in Notes 2 and 4 to the financial statements.

        See accompanying notes to interim consolidated financial statements.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (AS RESTATED)
                                   (UNAUDITED)
                                                      Six Months Ended
                                               --------------------------------
                                                September 30,    September 30,
                                                  2001 (1)         2000 (1)
                                                ---------------  --------------
 Net revenues                                      $38,936,891    $36,552,045
 Cost of sales and services                         31,528,212     32,043,375
 General and administrative expenses                 3,119,997      3,310,351
 Depreciation and amortization expense                 817,194        832,651
 Provision for uncollectible accounts                  599,562        553,861
                                                   -------------  -------------
 Income (loss) before other income                   2,871,926      (188,193)
 (expense) and income taxes

 Other income (expense):
  Interest expense                                     457,139       408,852
                                                   -------------  -------------
 Income (loss) before income taxes                   2,414,787      (597,045)

 Income tax expense                                  1,014,482      (280,611)
                                                   -------------  -------------
  Net income (loss) from continuing                $ 1,400,305    $ (316,434)
  operations

 Discontinued operations:
   VN operating losses previously provided                   -        737,220
   Gain from reversal of previously recorded
   disposal charge, net of applicable                1,087,350              -
   income tax provision                            -------------  -------------
     Net income                                      $2,487,655   $   420,786
                                                   =============  =============

 Earnings per share - Basic:
       Weighted average basic shares                  2,496,026      3,141,186

 Net income (loss) from continuing                 $       0.56   $     (0.10)
  operations
 Discontinued operations:
   VN operating losses previously provided                    -          0.23
   Gain from reversal of previously recorded
   disposal charge, net of applicable income
   tax provision                                           0.44             -
                                                   -------------  -------------
      Net income                                   $       1.00   $      0.13
                                                   =============  =============

 Earnings per share - Diluted:
  Weighted average diluted shares                    2,916,231      3,378,615

 Net income from continuing operations             $      0.48    $     (0.10)
 Discontinued operations
   VN operating losses previously provided                    -          0.23
   Gain from reversal of previously recorded
   disposal charge, net of applicable income
   tax provision                                           0.38              -
                                                   -------------  -------------
      Net income                                   $       0.86   $      0.13
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

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (AS RESTATED)
                                   (UNAUDITED)

                                                    Six Months Ended
                                             -------------------------------
                                              September 30,     September 30,
                                                2001 (1)          2000 (1)
                                             --------------- ---------------

  Cash flows from operating activities:
  Net income                                  $   2,487,655   $     420,786
  Less:
    Net income from discontinued operations       1,087,350               -
    Reversal of Reserves for Discontinued                 -         737,220
    Operations, net of tax
                                             --------------- ---------------
  Net income from continuing operations           1,400,305        (316,434)
   Adjustments to reconcile net income to
   net cash provided by
    (used in) operating activities:
       Depreciation and amortization                817,194         832,651
       Deferred taxes                               (29,451)       (451,845)
       Provision for bad debts                      599,562         553,861
                                             --------------- ---------------
                                                  2,787,610         618,233
       Change in certain net assets
       (Increase) decrease in:
           Accounts receivable                   (1,179,605)       (986,503)
           Prepaid expenses and other              (269,170)     (1,041,868)
           current assets
           Other assets                            (184,564)        (51,482)
       Increase (decrease) in:
           Accounts payable and accrued            (352,086)     (1,516,346)
           liabilities
           Other                                     19,927          78,451
                                             --------------- ---------------
           Net cash provided by (used in)
           operating activities                     822,112      (2,899,515)
                                             --------------- ---------------

  Cash flows from investing activities:
       Capital expenditures                      (1,497,911)     (1,113,057)
       Business acquisitions                              -         (22,891)
                                             --------------- ---------------
          Net cash used by investing
          activities                             (1,497,911)     (1,135,948)
                                             --------------- ---------------

  Cash flows from financing activities:
       Net revolving credit facility               (539,603)      3,174,994
        borrowings
       Stock repurchases                           (516,678)              -
       Stock option exercises                       24,401                -
       Principal payments on debt & leases         (214,377)         (7,347)
                                             --------------- ---------------
          Net cash provided (used in) by
          financing activities                   (1,246,257)      3,167,647
                                             --------------- ---------------

  Net decrease in cash                           (1,922,056)       (867,816)

  Cash and cash equivalents at beginning of
  period                                          2,497,591       1,433,512
                                             --------------- ---------------
  Cash and cash equivalents at end of period  $     575,535   $     565,696
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

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                     NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (AS RESTATED)

1.    BASIS OF PRESENTATION

The accompanying interim consolidated financial statements for the three and six months ended September 30, 2001 and 2000 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. Accordingly, the reader of this Form 10-Q/A is referred to the Company's Form 10-K for the year ended December 31, 2001 for further information. In the opinion of management of the Company, the accompanying unaudited interim financial statements reflect all adjustments (consisting of normally recurring adjustments) necessary to present fairly the financial position at September 30, 2001 and the results of operations and cash flows for the periods ended September 30, 2001 and 2000. See Notes 2 and 4 for discussion of restatement of financial statements, discontinued operations and reclassifications made to the financial information presented for prior periods.

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

Components of the restatement and their approximate effect on previously reported net income, for the three and six month periods ended September 30, 2001 and 2000 are set forth in the following table (amounts rounded to nearest thousand dollars):

                          Three Months Ended              Six Monthss Ended
                            September 30,                      September 30,
                          -------------------        ---------------------------
                             2001         2000           2001           2000
                          -----------  ------------  -----------  -------------
                          -----------  ------------  -----------  -------------
Increase in health      $    485,000    $  400,000   $  961,000     $  787,000
self-insurance expense
Increase (decrease) in
workers compensation and
automobile self-insurance   (75,000)       122,000     (148,000)       228,000
expense
Reversal of previously
recorded management
bonuses that will not be
paid as a result of the    (106,000)            -      (293,000)              -
restatement
Additional revenues
recorded from amending
Medicare and Medicaid cost
reports due to restatement      -         (57,000)           -        (116,000)
                          ---------    -----------    -----------   -----------
Total reduction in pre-tax
    income due to           304,000       465,000        520,000       899,000
restatement
  Income tax effect        (135,000)     (286,000)      (223,000)     (525,000)
                          ----------   -----------   -------------   ----------
Total reduction in net
income due to restatement   169,000       179,000        297,000       374,000
Net income as previously
reported                  1,931,000       504,000      2,785,000       795,000
                          ----------   -----------   ------------  ------------
 Net income as restated $ 1,762,000    $  325,000     $2,488,000    $  421,000
                        =============  ==========  =============    ===========

Basic Earnings Per Share
  As previously reported  $   0.78     $    0.16      $    1.12    $     0.25
  As restated             $   0.71     $    0.10      $    1.00    $     0.13

Diluted Earnings Per Share
  As previously reported  $   0.66    $     0.15      $    0.95    $     0.24
  As restated             $   0.60    $     0.10      $    0.85    $     0.12


The restatement of insurance assets and liabilities resulted in a reduction of "prepaid expenses and other current assets" (which previously included a reinsurance receivable) of approximately $538,000 at September 30, 2001. Additional revenues recorded from amending Medicare and Medicaid cost reports due to restatement resulted in an increase in accounts receivable of approximately $630,000 at September 30, 2001. The balance of the restatement increased accounts payable and accrued liabilities by approximately $3,178,000 and deferred tax assets by approximately $1,492,000 at September 30, 2001. Consolidated net equity decreased by the amount of the restatement impact on net income.

The Company anticipates that the after-tax cost of conducting the investigation into this matter, consisting primarily of professional fees, will be approximately $360,000 or $0.12 per diluted share. This cost will be included in the Company's results of operations for the quarter ended March 31, 2002.

3.   COMMITMENTS AND CONTINGENCIES

Insurance Programs
Self-Insurance Programs. The Company bears significant risk under its self-insured employee health, automobile and workers' compensation programs. The Company's self-insured health program has an excess-loss insurance policy that reimburses the Company for covered expenses (up to a certain amount) of a specific deductible for each covered person and an annual aggregate deductible for all covered claims. The Company's current excess loss insurance policy ends April 30, 2002. Based on information provided by its broker and third-party administrator in March 2002, the Company expects health insurance costs to increase between 10% to 20% during 2002 due to the inflation of medical care costs. Under its automobile and workers' compensation self-insurance programs, the Company bears risk up to $100,000 per incident.

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

The Company believes that its present insurance coverage is adequate. However, in the wake of the terrorist events of September 11, 2001, the annual cost of the Company's insurance programs, excluding health will increase by approximately $500,000 ($290,000 after tax) upon renewal on April 1, 2002.

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

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                     NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


5.   DISCONTINUED OPERATIONS (continued)

      The following table summarizes the assets and liabilities of the VN operations as of September 30, 2001:

      Accounts Receivable                                 $ 8,546,393
      Other Current Assets                                    211,986
      Property, Plant & Equipment, net                      1,560,184
      Goodwill, net                                         1,396,993
      Other Assets                                            127,988
      Current Liabilities                                  (4,132,842)
      Revolving Credit Facility                            (5,396,775)
      Long-Term Liabilities                                  (479,348)
                                                         -------------
                                                      $     1,834,579
                                                         =============

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

                        Three Months September          Six Months September
                      -------------------------  ----------------------------
                          2001         2000          2001           2000
                      ------------  -----------  -------------  -------------
 Net Revenues
 Adult day health
 services             $12,802,771   $12,545,155   $25,357,888     $24,321,595
 Visiting nurses        6,860,474     5,830,943    13,579,003      12,230,450
                      ------------  -----------  -------------  -------------
                      $19,663,245   $18,376,098   $38,936,891     $36,552,045
                      ============  ===========  =============  =============
 Operating Income
 (loss)
 Adult day health
 services             $   857,049    $1,080,811   $ 1,914,001     $1,734,969
 Visiting nurses        1,024,864     (729,315)     1,899,174     (1,140,091)
                      ------------  -----------  -------------  -------------
                      $ 1,881,913   $  351,495    $ 3,813,175       594,878
 Corporate/Unallocated    492,910      417,732        941,249       783,071
                      ------------  -----------  -------------  -------------
 Earnings before
 interest and taxes
  (EBIT)              $ 1,389,003   $ (66,237)    $ 2,871,926      $(188,193)
                      ============  ===========  =============  =============

7.    Accounting Pronouncement

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" (SFAS 141) and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). These statements establish new accounting and reporting standards for business combinations and associated goodwill and intangible assets. SFAS 141, effective immediately, eliminates the pooling of interest method of accounting and amortization of goodwill for business combinations initiated after June 30, 2001. SFAS 142, effective January 1, 2002, will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. The Company is currently reviewing the new accounting pronouncements to determine their impact on the Company's results of operations and financial position. The Company will complete the initial test for impairment by June 30, 2002. The accompanying income statements include goodwill amortization expense of approximately $37,000 in each of the three-month periods ended September 30, 2001 and 2000, and $75,000 in each of the six-month periods ended September 30, 2001 and 2000.

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

Components of the restatement and their approximate effect on previously reported net income, for the three and six month periods ended September 30, 2001 and 2000 are set forth in the following table (amounts rounded to nearest thousand dollars):

                 Three Months Ended September 30, Six Months Ended September 30,
                 ---------------------------------------------------------------
                           2001            2000           2001           2000
                        -----------      -----------    ----------   ----------
Increase in health    $   485,000       $  400,000    $   961,000    $  787,000
self-insurance
expense
Increase (decrease)
in workers
compensation and
automobile self-
insurance expense         (75,000)          122,000      (148,000)      228,000
Reversal of previously
recorded management
bonuses that will not
be paid as a result      (106,000)            -          (293,000)            -
of the restatement
Additional revenues
recorded from amending
Medicare and Medicaid cost
reports due to restatement     -            (57,000)             -    (116,000)
                           -----------  --------------  -----------  ----------

Total reduction in
 pre-tax income due to    304,000           465,000       520,000      899,000
 restatement
  Income tax effect      (135,000)         (286,000)     (223,000)    (525,000)
                         -----------    ------------    ----------  -----------
Total reduction in net
income due to restatement 169,000           179,000       297,000       374,000
Net income as previously
reported                1,931,000           504,000     2,785,000       795,000
                       -------------    ------------   -----------   ----------
 Net income as
  restated             $1,762,000        $  325,000    $ 2,488,000    $ 421,000
                       =============     ===========  ============   ==========

Basic Earnings Per Share
  As previously
   reported             $    0.78         $    0.16    $     1.12    $     0.25
  As restated           $    0.71         $    0.10    $     1.00    $     0.13

Diluted Earnings Per Share
  As previously
   reported             $    0.66         $   0.15      $    0.95    $     0.24
  As restated           $    0.60         $   0.10      $    0.85    $     0.12


The restatement of insurance assets and liabilities resulted in a reduction of "prepaid expenses and other current assets" (which previously included a reinsurance receivable) of approximately $538,000 at September 30, 2001. Additional revenues recorded from amending Medicare and Medicaid cost reports due to restatement resulted in an increase in accounts receivable of approximately $630,000 at September 30, 2001. The balance of the restatement increased accounts payable and accrued liabilities by approximately $3,178,000 and deferred tax assets by approximately $1,492,000 at September 30, 2001. Consolidated net equity decreased by the amount of the restatement impact on net income.

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

RESULTS OF CONTINUING OPERATIONS

Three Months Ended September 30, 2001 Compared with Three Months Ended September
 30, 2000
(As Restated)

Consolidated         Three Months Ended    Three Months Ended
                     September 30, 2001    September 30, 2000          Change
                     ----------------------------------------------------------
                      Amount      %Rev     Amount    %Rev      Amount      %
                      ----------------------------------------------------------
Net Revenues
           ADHS      $ 12,802,771  65.1% $12,545,155  68.3%  $  257,616     2.1%
           VN           6,860,474  34.9%   5,830,943  31.7%   1,029,531    17.7%
                       ----------       ------------        -----------
                      $19,663,245 100.0% $18,376,098 100.0%   1,287,147     7.0%
                      ===========       ============         ==========

Operating Income
           ADHS      $    857,049   6.7%  $1,080,810   8.6%  $ (223,761)  -20.7%
           VN           1,024,864  14.9%  (  729,315)-12.5%   1,754,179  -240.5%
                       ----------       ------------        -----------
                        1,881,913   9.6%     351,495   1.9%   1,530,418   435.4%

Unallocated corporate
expenses                  492,910   2.5%     417,732   2.3%      75,178    18.0%
                       -----------       ------------        ----------
EBIT                    1,389,003   7.1%     (66,237) -0.4%   1,455,240 -2197.0%

Interest expense          226,489   1.2%     233,397   1.3%      (6,908)   -3.0%
Income taxes              488,256   2.5%    (140,828) -0.8%     629,084  -446.7%
                       -----------       ------------        ----------
Net from continuing
operations               $674,258   3.4%  $ (158,806) -0.9%    $833,064  -518.3%
                        ==========       ============        ==========

EBITDA (1)             $1,802,119   9.2%    $318,326   1.7%  $1,483,793   466.1%
Effective Tax Rate          42.0%              47.0%              -5.0%


(1)   Earnings Before Interest Taxes Depreciation and Amortization

The Company's net revenues grew $1.3 million or 7% primarily as a result of improved reimbursement and patient volumes in the VN segment and to a lesser extent pricing improvements in its ADHS segment. Likewise, operating income before unallocated corporate expense improved $1.5 million from the same period last year primarily as a result of the Company's actions to adapt its operations to the new Medicare PPS reimbursement system, which took effect on October 1, 2000. Unallocated corporate overhead increased as a result of additional expenditures in information systems, additional staff support for operational audits and communication and increased compensation expense. Refer to the segment discussions below for additional information.

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

As of September 30, 2001, the Company has net deferred tax assets of approximately $2,965,000. The net deferred tax asset is composed of $1,465,000 of long-term deferred tax assets and $1,500,000 of current deferred tax assets. The Company has provided a valuation allowance against certain net deferred tax assets based upon management's estimation of realizability of those assets through future taxable income. This valuation was based in large part on the Company's history of generating operating income or losses in individual tax locales and expectations for the future. The Company's ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, competitive pressures on revenues and margins and legislation and regulation at all levels of government. Management has considered the above factors in reaching its conclusions that it is more likely than not that future taxable income will be sufficient to fully utilize the net deferred tax assets. However, there can be no assurances that the Company will meet its expectations of future taxable income.

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

                        Three Months Ended    Three Months Endedd
                         September 30, 2001   September 30, 2000       Change
                      ---------------------------------------------------------
                        Amount     %Rev     Amount     %Rev     Amount      %
                      ---------------------------------------------------------
Net revenues          $12,802,771  100.0%  $12,545,155  100.0% $257,616     2.1%
Cost of services       10,921,792   85.3%   10,466,390   83.4%  455,402     4.4%
General &                 675,889    5.3%      626,810    5.0%   49,079     7.8%
administrative
Depreciation &            208,595    1.6%      218,519    1.7%   (9,924)   -4.5%
amortization
Uncollectible accounts    139,446    1.1%      152,626    1.2%  (13,180)   -8.6%
                        ------------       ------------        ---------
Operating income      $   857,049    6.7%   $1,080,810    8.6%$(223,761)  -20.7%
                        ============       ============        =========

   EBITDA             $ 1,065,644    8.3%   $1,299,330   10.4%$(233,686)  -18.0%

 Admissions                 1,198                1,193                5     0.4%
 Patients months of care   14,187               14,195               (8)   -0.1%
 Patient days of Care     178,416              181,943          ( 3,527)   -1.9%

 Revenue per patient   $    71.76             $  68.95         $   2.81     4.1%
 day

 ADC in-center
   Average weekday          1,235               1,256                (21)  -1.7%
    attendance
   Average center           1,679               1,671                  8    0.5%
    capacity
   Center occupancy rate   73.54%              75.14%             -1.60%   -2.1%

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

Cost of services as a percent of revenues increased to 85.3% in 2001 from 83.4% in 2000 primarily as a result of the pricing, volume and capacity changes discussed above. Additionally, the Company experienced about a 6% increase in the per-hour staff labor rates between years. General and administrative expenses increased slightly as a percent of revenues. Depreciation and amortization decreased due to certain property items reaching the end of their useful lives. Management establishes an allowance for uncollectible accounts based on its estimate of probable collection losses. The provision for uncollectible accounts was just over 1% of revenue in both periods.

During the quarter,  the Company  opened three new Adult Day Care  facilities:
Ft. Myers FL, Bardstown KY and Ft.Thomas KY (Cincinnati metro area). These facilities generated a pre-tax loss of $60,883 in the 2001 period.

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

                         Three Months Ended   Three Months Ended
                          September 30, 2001   September 30, 2000       Change
                       --------------------------------------------------------
                        Amount      %Rev    Amount      %Rev    Amount     %
                       --------------------------------------------------------
Net revenues          $6,860,474  100.0%  $5,830,943  100.0%  $1,029,531   17.7%
Cost of services       5,037,864   73.4%   5,523,644   91.7%    (485,780)  -8.8%
General &                478,693    7.0%     713,058   12.2%    (234,365) -32.9%
administrative
Depreciation &           179,614    2.6%     114,529    2.0%      65,085   56.8%
amortization
Uncollectible accounts   139,439    2.0%     209,027    3.6%     (69,588) -33.3%
                      -----------          -----------        ----------
Operating income      $1,024,864   14.9%  $ (729,315) -12.5%   $1,754,17 -240.5%
                      -----------          -----------        ----------

EBITDA                $1,204,478   17.6%  $ (614,786) -10.5%   $1,819,26 -295.9%

Admissions                 1,960               1,853                 107    5.8%
Patient months of care     5,261               5,631                (370)  -6.6%
Revenue per patient    $1,304.02          $ 1,035.51           $  268.51   25.9%
month

The VN segment's financial performance under PPS is, in part, a result of the Company's work to prepare for operation under PPS and in part due to higher reimbursement rates under PPS. As shown in the table above, the VN operations incurred losses in 2000 period as a result of operating under the old cost-based reimbursement system for portions of each period. In 2001, the Company earned a higher rate of reimbursement and incurred lower operating costs in its VN operations than were earned and incurred, respectively, in 2000. Costs of services, primarily labor and related costs, were reduced due to increased staff productivity and a reduction in the amount of unprofitable insurance and managed care cases. These reductions were accomplished in large part due to substantial investments made in information systems software employed in the operation of the segment. The Company plans to continue its efforts to refine and improve the operating efficiencies of the segment. The Company generated 6% more admissions in 2001 than in 2000 while patient months of care declined 7% due to a shorter average length of stay. Bad debt expense was 2% of revenues in 2001 but was 4% in 2000 due to private insurance bad debt losses in that year. Since Medicare PPS is still relatively new, the rate at which the Company provides bad debt expense may differ in the future.

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

Six Months Ended September 30, 2001 Compared with Six Months Ended September 30, 2000

  Consolidated                2001               2000               Change
  ------------
                       --------------------------------------------------------
                        Amount   %Rev     Amount     %Rev     Amount         %
                       --------------------------------------------------------
Net Revenues
           ADHS      $25,357,888  65.1%  $24,321,595  66.5%  $1,036,293     4.3%
           VN         13,579,003  34.9%   12,230,450  33.5%   1,348,553    10.0%
                     -----------          -----------        ----------
                     $38,936,891 100.0%  $36,552,045 100.0%  $2,384,846     6.5%
                      ===========        ===========         ==========

Operating Income
           ADHS       $1,914,001   7.6%   $1,734,969   7.1%   $ 179,032     1.3%
           VN          1,899,174  14.0%   (1,140,090  -9.3%   3,039,264  -266.6%
                      -----------        -----------         ----------
                       3,813,175   9.8%      594,879   1.6%   3,218,296   541.0%
Unallocated corporate
expenses                 940,601   2.4%      783,072   2.1%     157,529    20.1%
                     -----------         -----------          ---------
EBIT                   2,872,574   7.4%     (188,193) -0.5%   3,060,767 -1626.4%
Interest expense         457,139   1.2%      408,852   1.1%      48,287    11.8%
Income taxes           1,014,482   2.6%     (280,611) -0.8%   1,295,093  -461.5%
                     -----------          -----------        ----------
Net from continuing
operations            $1,400,953   3.6%    $(316,434) -0.9%  $1,717,387  -542.7%
                     ===========          ===========       ===========

EBITDA                $3,689,768   9.5%     $644,458   1.8%  $3,045,310   472.5%
Effective Tax Rate         42.0%               47.0%                      -5.0%


The Company's net revenues grew $2.4 million or 6.5% primarily as a result of improved reimbursement and patient volumes in the VN segment and to a lesser extent pricing improvements in its ADHS Segment. Likewise, operating income before unallocated corporate expense improved $3.2 million from the same period last year primarily as a result of the Company's actions to adapt its operations to the new Medicare PPS reimbursement system, which took effect on October 1, 2001. Unallocated corporate overhead increased as a result of additional expenditures in information systems, additional staff support for operational audits and communication and increased compensation expense. Refer to the segment discussions below for additional information.

The increase in interest expense is primarily a result of higher average outstanding debt levels associated with the Company's use of approximately $5.2 million for the repurchase of a large block of the Company's stock in March 2001.

ADHS Segment-Six Months

                         Six Months Ended     Six Months Ended
                         September 30, 2001   September 30, 2000       Change
                       --------------------------------------------------------
                         Amount     %Rev     Amount     %Rev     Amount       %
                       --------------------------------------------------------
 Net revenues          $25,357,888  100.0%  $24,321,595 100.0% $1,036,293   4.3%
  Cost of services      21,467,588   84.7%   20,649,724  84.9%    817,864   4.0%
 General &               1,283,147    5.1%    1,210,995   5.0%     72,152   6.0%
 administrative
 Depreciation &            416,602    1.6%      439,408   1.8%    (22,806) -5.2%
 amortization
 Uncollectible accounts    276,550    1.1%      286,499   1.2%     (9,949) -3.5%
                        ------------       ------------         ---------
 Operating income       $1,914,001    7.6%    1,734,969   8.9%    179,032  10.3%
                        ============       ============         =========

   EBITDA               $2,330,603    9.2%   $2,174,376  10.4%   $156,227   7.2%

 Admissions                  2,341                2,446              (105) -4.3%
 Patients months of care    28,240               27,337               903   3.3%
 Patient days of Care      355,422              360,250            (4,828) -1.3%

 Revenue per patient      $  71.35            $   67.51            $ 3.83   5.7%
 day

 ADC in-center
   Average weekday           1,231                1,252               (21) -1.7%
 attendance
   Average center            1,626                1,671               (45) -2.7%
 capacity
   Center occupancy rate     74.3%                75.0%             -0.7%


Net revenues increased 4.3% to $25.4 million for the six months ended September 30, 2001 from $24.3 million in the same period of the prior year. Average revenue per day of care increased as a result of mix changes and higher reimbursement rates. Volumes decreased primarily as a result of the closure of two adult day centers last fiscal year. Additionally, two of the Company's ADHS in-home operating units experienced particular declines in volumes sold. Occupancy in the adult day care centers was 74.3% of capacity in 2001 and 75.0% of capacity in 2000. Average capacity increased to 1,676 in the 2001 period from 1,671 in the 2000 period as the addition of new centers in Kentucky, Florida and Connecticut offset the capacity closed last year.

Cost of services as a percent of revenues increased primarily as a result of the pricing, volume and capacity changes discussed above. Additionally, the Company experienced an approximate 6% increase in the per-hour staff labor rates between years. General and administrative expenses were approximately $72,000 higher but were relatively constant as a percent of revenues. Depreciation and amortization decreased due to certain property items reaching the end of their useful lives. Management establishes an allowance for uncollectible accounts based on its estimate of probable collection losses. The provision for uncollectible accounts was just over 1% of revenue in both periods.

During the six months, the Company opened three new Adult Day Care facilities: Ft. Myers FL, Bardstown KY and Ft. Thomas KY (Cincinnati metro area). These facilities generated a pre-tax loss of $181,188 in the 2001 period.

VN Segment-Six Months
During the entirety of the 2001 period, Medicare PPS was in effect while during the entirety of the 2000 period, Medicare's cost-based reimbursement system was in effect.
                       Six Months Ended     Six Months Ended
                       September 30, 2001   September 30, 2000         Change
                       --------------------------------------------------------
                         Amount      %Rev    Amount    %Rev    Amount     %
                       --------------------------------------------------------
 Net revenues         $13,579,003  100.0% $12,230,450 100.0% $1,348,553    11.0%
 Cost of services      10,059,977   74.1%  11,393,651  93.2% (1,333,674)  -11.7%
 General &                942,754    6.9%   1,411,467  11.5%   (468,713)  -33.2%
 administrative
 Depreciation &           354,086    2.6%     298,059   2.4%     56,027    18.8%
 amortization
 Uncollectible accounts   323,012    2.4%     267,363   2.2%     55,649    20.8%
                       -----------        -----------        ----------
 Operating income      $1,899,174   14.0% $(1,140,090) -9.3% $3,039,264  -266.6%
                       -----------        -----------        ----------

 EBITDA                $2,253,260   16.6% $(842,031)   -6.9% $3,095,291  -367.6%

 Admissions                 3,947             3,746                 249     5.4%
 Patient months of care    10,769            11,649                (880)   -7.6%
 Revenue per patient    $1,260.93         $1,049.96          $   210.97    20.1%
 month


The VN segment's financial performance under PPS is, in part, the result of the Company's work to prepare for operation under PPS and in part due to higher reimbursement rates under PPS. As shown in the table above, the VN operations incurred net losses in the period ended September 30, 2000 as it was then still operating under the old cost-based reimbursement system. In the period ended September 30, 2001, the Company earned a higher rate of reimbursement and incurred lower operating costs in its VN operations than were earned and incurred, respectively, in the period ended September 30, 2000. Costs of services, primarily labor and related costs, were reduced by 11.7% due to staffing reductions, increased staff productivity and a reduction in the amount of unprofitable insurance and managed care cases. The Company generated approximately 5% more admissions while providing 7.6% fewer patient months of care in 2001 than in 2000. Bad debt expense approximated 2% of revenues based on historical collection results. Since Medicare PPS is still relatively new, this 2% rate may differ in the future.

Liquidity and Capital Resources

Revolving Credit Facility. The Company has a $22.5 million credit facility with Bank One Kentucky NA which expires June 30, 2003. The credit facility bears interest at the bank's prime rate plus a margin (ranging from 0% to 1.0%, currently 0%) dependent upon total leverage and is secured by substantially all assets and the stock of the Company's subsidiaries. Borrowings are available equal to the greater of: a) a multiple of earnings before interest, taxes, depreciation and amortization (as defined) or, b) an asset based formula, primarily based on accounts receivable. Borrowings under the facility may be used for working capital, capital expenditures, acquisitions, development and growth of the business and other corporate purposes. As of September 30, 2001 the formula permitted the entire $22.5 million to be used of which approximately $11.2 million was outstanding. Additionally, an irrevocable letter of credit, totaling $2.7 million, was outstanding in connection with the Company's self-insured workers compensation and transportation insurance programs. Thus, a total of $13.9 million was either outstanding or committed as of September 30, 2001 while an additional $8.6 million was available for use. Additionally, at September 30, 2001, the Company had approximately $550,000 in cash. The Company's revolving credit facility is subject to various financial covenants. As of September 30 and December 31, 2001, the Company was in compliance with the covenants.

The Company believes that this facility will be sufficient to fund its operating needs for at least the next twelve months. Management will continue to evaluate additional capital, including possible debt and equity investments in the Company, to support a more rapid development of the business than would be possible with internal funds.

Stock and Warrant Redemption. In March 2001, the Company redeemed 748,501 shares of common stock and a warrant to purchase 200,000 shares of common stock (at an exercise price of $12.50 per share). The Company's cost of redemption totaled approximately $5.1 million. As of March 31, 2001 a total of 2,510,062 common shares were outstanding. The following table shows the accretive impact of this redemption on consolidated diluted earnings per share for periods ended September 30, 2001:

                                                  Periods Ending
                                                September 30, 2001
                                             ---------------------------
                                             Three Months   Six Months
                                             -------------  ------------
      Consolidated Net Income
        As stated                              $1,762,000    $2,488,303
        Interest on borrowings for                104,000       208,000
         redemption
        Income tax effect                         (43,680)      (87,360)
                                             -------------  ------------
        Net Income if shares had not been
         redeemed                              $1,701,680     $2,367,663
                                             -------------  ------------
      Weighted average diluted shares
        outstanding
        As stated                              2,954,975      2,916,231
        Shares redeemed                          748,501        748,501
                                             -------------  ------------
        Diluted shares if shares had not
        been redeemed                          3,703,476      3,664,732
                                             -------------  ------------
      Diluted EPS
        As stated                              $    0.61     $     0.86
        Diluted shares if shares had not
         been redeemed                              0.46           0.65
                                             -------------  ------------
        Accretive effect of share redemption   $    0.15     $     0.21
                                             =============  ============
        Percent accretive                            33%           32%
                                             =============  ============

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

Cash Flows
Key elements to the Consolidated Statements of Cash Flows for the six month periods ending September 30, 2001 and 2000 were:

   Net Change in Cash and Cash Equivalent       2001           2000
   ---------------------------------------  -----------    ------------
    Continuing operations
      Provided by (used in)
        Operating activities                $  822,112    $(2,899,515)
        Investing activities                (1,497,911)    (1,135,948)
        Financing activities                (1,246,257)     3,167,647
                                           -------------  -------------
      Net increase (decrease) in cash and
       cash equivalent                     $(1,922,056)    $ (867,816)
                                           ============   =============

2001
Net cash used in operating activities resulted principally from current period income, net of changes in accounts receivable, accounts payable and accrued expenses. The increase in accounts receivable resulted from a small increase in days sales outstanding. Days sales outstanding were 80 at September 30, 2001, up from 76 at March 31, 2001. The decrease in accounts payable and accrued liabilities resulted primarily from the payment of fiscal year-end 2001 management incentives of approximately $500,000. Thus, excluding this payment of prior year bonus obligations, operating activities actually generated cash of about $1.3 million. Net cash used in investing activities resulted principally from amounts invested in adult day health services expansion activities and improvements in information systems. During the quarter, the Company made capital expenditures for the expansion of one center each in Louisville and Maryland and for a new center being constructed in Ft. Myers, FL. Net cash used by financing activities resulted primarily from repayments on the Company's credit facility, payment of capital lease obligations and repurchase of the common stock. Additionally, in a non-cash transaction, the Company entered into a lease transaction accounted for as a capital lease, ten new ADC transportation vehicles, largely to replace older vehicles

2000
Net cash used by operating activities resulted principally from current period income, net of changes in accounts receivable, accounts payable and accrued expenses. The increase in prepaid expenses resulted from the timing of insurance payments. The increase in accounts receivable resulted from volume increases. Days sales outstanding increased slightly to 76 from 75 at March 31, 2000. The decrease in accounts payable and accrued liabilities resulted from VN operating losses charged to previously provided reserves and from income tax payments made during the quarter. Net cash used in investing activities resulted principally from amounts invested in adult day health services expansion activities, and improvements in information systems. Net cash provided by financing activities resulted primarily from borrowings under the Company's credit facility.

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

New Accounting Pronouncements
In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" (SFAS 141) and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). These statements established new accounting and reporting standards for business combinations and associated goodwill and intangible assets. SFAS 141, which took effect immediately, eliminated the pooling of interest method of accounting and amortization of goodwill for business combinations initiated after June 30, 2001. SFAS 142, effective January 1, 2002, requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. The Company is currently in the process of determining the impact of these standards on the Company's results of operations and financial position. The Company will complete the initial test for impairment by June 30, 2002. The accompanying income statements include goodwill amortization expense of approximately $37,000 in each of the three-month periods ended September 30, 2001 and 2000, and $75,000 in each of the six-month periods ended September 30, 2001 and 2000.

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