Form 10-Q
period 2002-03-31
ALMOST FAMILY INC
filed 2002-05-15
CIK 799231

SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, DC 20549

                                        FORM 10-Q


        [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                   EXCHANGE ACT OF 1934

                      For the quarterly period ended March 31, 2002

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

                          Class of Common Stock $.10 par value

                     Shares outstanding at March 31, 2002 2,500,198

                            ALMOST FAMILY, INC. AND SUBSIDIARIES

                                         FORM 10-Q

                                           INDEX


Part I.     Financial Information

            Item 1. Financial Statements

                    Consolidated Balance Sheets as of March 31, 2002
                    and December 31, 2001                                    3

                    Consolidated Statements of Operations for the Three
                    Months ended March 31, 2002 and 2001                     4

                    Consolidated Statements of Cash Flows for the Three
                    Months ended March 31, 2002 and 2001                     5

                    Notes to Interim Consolidated Financial Statements    6-10

            Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                  11-19

            Item 3. Quantitative and Qualitative Disclosures About Market
                    Risk                                                    20

      Part II.      Other Information

                    Items 1 through 6                                       21

                            ALMOST FAMILY, INC. AND SUBSIDIARIES
                            INTERIM CONSOLIDATED BALANCE SHEETS


             ASSETS                          March 31, 2002   December 31, 2001
             ------                          --------------   -----------------
                                               (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                $     1,527,279        $  1,928,391
  Accounts receivable - net                     18,377,478          17,896,966
  Prepaid expenses and other current assets        987,591           1,021,417
  Deferred tax assets                            1,764,281           1,764,281
                                             -------------      --------------
    TOTAL CURRENT ASSETS                        22,656,629          22,611,055

PROPERTY AND EQUIPMENT - NET                     8,373,316           8,113,938

COST IN EXCESS OF NET ASSETS ACQUIRED - NET      3,783,448           3,783,448

DEFERRED TAX ASSETS                                143,662             143,662

OTHER ASSETS                                     1,203,522           1,224,546
                                             --------------     --------------
                                           $    36,160,577         $35,876,649
                                           ================     ==============


        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities  $    11,623,106      $  10,309,546
  Current portion - capital lease obligation        338,384            338,402
                                               --------------   --------------
                                                 11,961,490         10,647,948
                                               ---------------  --------------
LONG-TERM LIABILITIES:
 Revolving credit facility                       11,493,357         12,586,532
 Capital lease obligation                           749,142            837,934
 Mortgage liability                                 349,477            352,687
 Other liabilities                                1,089,348          1,070,137
                                               ---------------- --------------

    TOTAL LONG-TERM LIABILITIES                  13,681,324         14,847,290
                                               ---------------- --------------

    TOTAL LIABILITIES                            25,642,814         25,495,238
                                               ---------------- --------------


COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY:
 Common stock, par value $0.10; authorized
 10,000,000 shares; 3,338,674 and 3,338,674         333,870            331,790
 and 3,317,874 issued and outstanding
 Treasury stock, at cost, 838,476 and 837,312    (5,802,163)        (5,783,597)
 shares
 Additional paid-in capital                      26,093,248         26,040,728
 Accumulated deficit                            (10,107,192)       (10,207,510)
                                             ----------------    --------------
   TOTAL STOCKHOLDERS' EQUITY                    10,517,763         10,381,411
                                             ----------------    --------------
                                            $    36,160,577      $  35,876,649
                                             ================    ==============



         See accompanying notes to interim consolidated financial statements.

                            ALMOST FAMILY, INC. AND SUBSIDIARIES
                         INTERIM CONSOLIDATED STATEMENTS OF INCOME

                                        (UNAUDITED)
                                                         Three Months Ended
                                                      -------------------------

                                                       March 31,    March 31,
                                                         2002        2001(1)
                                                      ------------ ------------
   Net revenues                                      $20,550,553  $19,552,852
   Cost of sales and services                         16,678,128   16,200,562
   General and administrative expenses                 1,829,990    1,819,936
   Depreciation and amortization expense                 490,793      281,983
   Provision for uncollectible accounts                  348,143      249,774
   Costs associated with restatement of financial
   statements (Note 2)                                   815,794            -
                                                      ------------ ------------
   Income before other income (expense) and income
     taxes                                               387,705    1,000,597

   Other income (expense):
    Interest expense                                    (220,454)    (184,337)
                                                      ------------ ------------
   Income before income taxes                            167,251      816,260

   Income tax expense                                     66,933      383,642
                                                      ------------ ------------
      Net income                                     $   100,318   $  432,618
                                                      ============ ============

   Earnings per share - Basic
     Weighted average basic shares                     2,499,056    3,141,186

     Net income per share                            $      0.04   $     0.14
                                                      ============ ============

   Earnings per share - Diluted:
         Weighted average diluted shares               3,006,736    3,173,501

   Net income per share                              $      0.03   $     0.14
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

                            ALMOST FAMILY, INC. AND SUBSIDIARIES
                       INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     (UNAUDITED)

                                                   Three Months Ended
                                               -------------------------------
                                                  March 31,        March 31,
                                                    2002           2001 (1)
                                               --------------- ---------------

Cash flows from operating activities:
Net income                                     $     100,318    $     432,618
 Adjustments to reconcile net income to
 net cash provided by operating activities:
   Depreciation and amortization                     490,793          281,983
   Deferred income taxes                                   -          375,383
   Provision for uncollectible accounts              348,143          249,774
                                              --------------- ---------------
                                                     939,254        1,339,758
   Change in certain net assets
   (Increase) decrease in:
      Accounts receivable                          (828,655)        (126,623)
      Prepaid expenses and other                      11,806        (529,733)
       current assets
       Other assets                                   21,025           89,367
    Increase (decrease) in:
      Accounts payable and accrued expenses        1,313,560          476,174
      Other liabilities                               19,211        (272,628)
                                              --------------- ---------------
      Net cash provided by operating
      activities                                   1,476,201          976,315
                                              --------------- ---------------

Cash flows from investing activities:
  Capital expenditures                             (728,151)        (771,513)
  Acquisitions, net of cash acquired                      -          (22,120)
                                              --------------- ---------------
   Net cash used by investing activities           (728,151)        (793,633)
                                              --------------- ---------------

Cash flows from financing activities:
 Net revolving credit facility borrowings        (1,093,175)       5,022,206
 Repurchase of common shares                        (18,566)     (5,170,944)
 Proceeds from stock option exercises                 54,600         305,556
 Principal payments on debt and
  capital leases                                    (92,021)         (8,056)
                                              --------------- --------------
  Net cash provided (used in) by
   financing activities                          (1,149,162)         148,762
                                             --------------- ---------------

Net (decrease)/ increase  in cash                  (401,112)         331,444

Cash and cash equivalents at beginning of          1,928,391       2,166,147
  period
                                             --------------- ---------------
Cash and cash equivalents at end of period  $      1,527,279   $   2,497,591
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

                            ALMOST FAMILY, INC. AND SUBSIDIARIES
                     NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


1.    BASIS OF PRESENTATION

The accompanying interim consolidated financial statements for the three months ended March 31, 2002 and 2001 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. Accordingly, the reader of this Form 10-Q is referred to the Company's Form 10-K for the nine months ended December 31, 2001 for further information. In the opinion of management of the Company, the accompanying unaudited interim financial statements reflect all adjustments (consisting of normally recurring adjustments) necessary to present fairly the financial position at March 31, 2002 and the results of operations and cash flows for the periods ended March 31, 2002 and 2001. Refer to the Company's Form 10-K for the nine-months ended December 31, 2001 for a complete discussion of the restatement of the Company's financial statements for the fiscal years ended March 31, 2001 and 2000, the Company's change in fiscal year, and the Company's decision to retain its Visiting Nurse (VN) operating segment.

The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the operating results for the year.

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

2.    Restatement of Financial Statements

As a result of accounting errors, the Company has restated its previously issued financial statements for the fiscal years ended March 31, 2001 and March 31, 2000, and its previously issued financial results for the quarterly periods in those fiscal years and the quarterly periods ended June 30 and September 30, 2001. The reader is strongly encouraged to refer to the Company's Form 10-K for the nine-months ended December 31, 2001, as amended, and the Forms 10-Q/A for the quarterly periods ended June 30 and September 30, 2001, for a complete discussion and analysis of the underlying causes and effects of the restatement.

Components of the restatement and their approximate effect on previously reported net income, for the three month period ended March 31, 2001 are set forth in the following table (amounts rounded to nearest thousand dollars):

                                          Three Months
                                         Ended March 31,
                                              2001
                                         --------------
    Increase in health self-insurance
     expense                               $  326,000
    Increase in workers compensation
    and automobile self-insurance
     expense                                  130,000

     Additional revenues recorded
      from amending Medicare and
      Medicaid cost reports due to
      restatement                            (64,000)
                                        --------------
     Total reduction in pre-tax
      income due to restatement              392,000
      Income tax effect                     (74,000)
                                        --------------
     Total reduction in net
      income due to restatement              318,000
     Net income as previously
      reported                               751,000
                                       --------------
     Net income as restated               $  433,000
                                       ==============

     Basic Earnings Per Share
       As previously reported             $     0.24
       As restated                        $     0.14

     Diluted Earnings Per Share
       As previously reported             $     0.22
       As restated                        $     0.14


The Company has recorded approximately $816,000 (pre-tax) related to the cost of conducting the investigation into this matter, consisting primarily of professional fees. There can be no assurance that additional costs will not be incurred in subsequent periods.

3.   COMMITMENTS AND CONTINGENCIES

Insurance Programs
Self-Insurance Programs. The Company bears significant risk under its self-insured employee health, automobile and workers' compensation programs. The Company's self-insured health program has an excess-loss insurance policy that reimburses the Company for covered expenses (up to a certain amount) of a specific deductible for each covered person and an annual aggregate deductible for all covered claims. The Company renewed its excess loss insurance policy May 1, 2002. Based on information provided by its broker and third-party administrator in March 2002, the Company expects health insurance costs to increase between 10% and 20% during 2002 due to the inflation of medical care costs. Under its automobile and workers' compensation self-insurance programs, the Company bears risk up to $100,000 per incident.

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

The Company believes that its present insurance coverage is adequate. The Company renewed its automobile and workers' compensation self-insurance programs and its other insurances April 1, 2002 with essentially the same coverage. With that renewal, the annual cost of the Company's insurance programs, excluding health has increased by approximately $500,000 ($290,000 after tax).

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

                              ALMOST FAMILY, INC. AND SUBSIDIARIES
                     NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


4.   FINANCIAL STATEMENT RECLASSIFICATIONS
Certain amounts have been reclassified in the 2001 financial statements in order to conform to the 2002 presentation. Such reclassifications had no effect on previously reported net income (loss). These reclassifications include reclassifying the Company's Visiting Nurse (VN) segment from discontinued to continuing operations as described in the Company's Form 10-K for the nine-months ended December 31, 2001.

5.    SEGMENT DATA
The Company operates in two reportable business segments: Adult Day Health Services (ADHS), and Visiting Nurses (VN). Reportable segments have been identified based upon how management has organized the business by services provided to customers and the criteria in SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". The Company's ADHS segment includes the aggregation of its ADC in-center operations and in-home personal care operations, both of which provide predominantly long-term health care and custodial services that enable recipients to avoid nursing home admission. Sources of reimbursement, reimbursement rates per day and contribution margins from the Company's ADC and personal care operations are substantially alike. The Company's VN segment provides skilled medical services in patients' homes largely to enable recipients to reduce or avoid periods of hospitalization and/or nursing home care. Approximately 88% of the VN segment revenues are generated from the Medicare program. VN Medicare revenues are generated on a per episode basis rather than a fee per visit or day of care. General and administrative expenses incurred at the corporate level have not been allocated to the segments. The Company has operations in Alabama, Connecticut, Florida, Indiana, Kentucky, Maryland, Massachusetts, and Ohio.

                                       Three Months Ended March 31,
                                       ----------------------------
                                           2002          2001
                                       -------------  -------------
          Net Revenues
          Adult day health services   $  13,160,495   $ 12,797,588
          Visiting nurses                 7,390,058      6,815,265
                                       -------------    -----------
                                      $  20,550,553   $ 19,552,852
                                      ==============    ===========
          Operating Income(loss)
          Adult day health services   $     695,845   $    838,971
          Visiting nurses                 1,101,128        583,829
                                         -----------    -----------
                                      $   1,796,973   $  1,422,800
          Corporate/Unallocated (1)       1,409,268        422,203
                                         -----------    -----------
          Earnings before interest
           and taxes (EBIT)           $     387,705   $  1,000,597
                                         ===========    ===========

(1) Includes approximately $816,000 related to the cost of conducting the investigation into the restatement of the company's financial statements for the years ended March 2001 and 2000.

6.    Accounting Pronouncement

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" (SFAS 141) and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). These statements establish new accounting and reporting standards for business combinations and associated goodwill and intangible assets. SFAS 141, effective immediately, eliminates the pooling of interest method of accounting and amortization of goodwill for business combinations initiated after June 30, 2001. SFAS 142, adopted by the Company January 1, 2002, will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. The Company is currently reviewing the new accounting pronouncements to determine their impact on the Company's results of operations and financial position. The Company will complete the initial test for impairment by June 30, 2002 as allowed by SFAS 142. Net income for the three-month period ended March 31,2001 would have been approximately $20,000 higher under SFAS 142.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and the accounting and reporting provisions for APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. As of January 1, 2002 there was no effect on the financial position and results of operations of the Company.

7.    Capitalized Software Development Costs

Consistent with AICPA Statement of Position 98-1, the Company capitalizes the cost of internally generated computer software developed for the Company's own use. Software development costs of approximately $288,000 and $411,000 were capitalized in the three-months ended March 2002 and 2001, respectively. Capitalized software development costs are amortized over a three-year period following the initial implementation of the software.

8.    Medicare Rate Changes

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

                            ALMOST FAMILY, INC. AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement of Financial Statements

As a result of accounting errors, the Company has restated its previously issued financial statements for the fiscal years ended March 31, 2001 and March 31, 2000, and its previously issued financial results for the quarterly periods in those fiscal years and the quarterly periods ended June 30 and September 30, 2001. The reader is strongly encouraged to refer to the Company's Form 10-K for the nine-months ended December 31, 2001, as amended, and the Forms 10-Q/A for the quarterly periods ended June 30, and September 30, 2001 for a complete discussion and analysis of the underlying causes and effects of the restatement.

Components of the restatement and their approximate effect on previously reported net income, for the three month period ended March 31, 2001 are set forth in the following table (amounts rounded to nearest thousand dollars):

                                                Three Months
                                               Ended March 31,
                                                    2001
                                               --------------
     Increase in health self-insurance          $  326,000
      expense
     Increase in workers compensation
      and automobile self-insurance                130,000
      expense

     Additional revenues
      recorded from amending
      Medicare and Medicaid
      cost reports due to
      restatement                                 (64,000)
                                              --------------
     Total reduction in pre-tax
      income due to restatement                    392,000
     Income tax effect                            (74,000)
                                              --------------
     Total reduction in net income
      due to restatement                           318,000
     Net income as previously
       reported                                    751,000
                                              --------------
       Net income as restated                   $  433,000
                                              ==============

       Basic Earnings Per Share
        As previously reported                  $    0.24
        As restated                             $    0.14

       Diluted Earnings Per Share
        As previously reported                  $    0.22
        As restated                             $    0.14

The Company has recorded approximately $816,000 (pre-tax) related to the cost of conducting the investigation into this matter, consisting primarily of professional fees. There can be no assurance that additional costs will not be incurred in subsequent periods.

Critical Accounting Policies
Refer to the "Critical Accounting Policies" section of Management's Discussion and Analysis of Results of Operations and Financial Condition included in the Form 10-K for the nine months ended December 31, 2001 for a detailed discussion of the Company's critical accounting policies.

RESULTS OF CONTINUING OPERATIONS

Three Months Ended March 31, 2002 Compared with Three Months
Ended March 31, 2001

                    Three Months Ended  Three Months Ended
Consolidated          March 31, 2002      March 31,2001              Change
                     ----------------------------------------------------------
                       Amount     %Rev     Amount      %Rev        Amount   %
                     ----------------------------------------------------------
Net Revenues  ADHS  $13,160,495    64.0% $12,737,587   65.1%   $  422,908   3.3%
              VN      7,390,058    36.0%   6,815,265  34.9%      574,793   8.4%
                     -----------         ------------          ----------
                    $20,550,553   100.0% $19,552,852  100.0%      997,701   5.1%
                    ===========          ============          ==========

Operating Income
              ADHS  $   695,845     5.3% $   838,971    6.6%   $(143,126) -17.1%
              VN      1,101,128    14.9%     583,829    8.6%      517,299  88.6%
                    -----------          ------------          ----------
                      1,796,973     8.7%   1,422,800    7.3%      374,173  26.3%

Unallocated corporate
expenses              1,409,268     6.8%     422,203    2.2%      987,065 233.8%
                     -----------         ------------          ----------
EBIT                    387,705     1.9%   1,000,597    5.1%    (612,892) -61.3%
Interest expense        220,454     1.1%     184,337    0.9%       36,117  19.6%
Income taxes             66,933     0.3%     383,642    2.0%    (316,709) -82.6%
                     -----------         ------------          ----------
Net from continuing
operations             $100,318     0.5% $   432,618    2.2%   $(332,300) -76.8%
                     ===========         ============          ==========

EBITDA (1)             $878,498     4.3%  $1,282,580    6.6%   $ (404,082)-31.5%
Effective Tax
Rate                      40.0%               47.0%                  -7.0%

(1)   Earnings Before Interest Taxes Depreciation and Amortization

The Company's net revenues grew just under $1 million or 5% as a result of improved reimbursement and patient volumes in the VN segment and increased days of care in ADHS segment. Likewise, operating income before unallocated corporate expense improved $374,000 from the same period last year primarily as a result of the Company's actions to adapt its operations to the new Medicare Prospective Payment System (PPS) reimbursement system, which took effect on October 1, 2000. Unallocated corporate overhead increased primarily as a result of approximately $816,000 of cost incurred in connection with the restatement of its financial statements for the years ended March 31, 2001 and 2000 as described elsewhere herein. Additional expenditures were also incurred in information systems and increased compensation expense and professional fees associated with business development activities. Refer to the segment discussions below for additional information.

The effective income tax rate was approximately 40% of income before income taxes for 2002 as compared to an effective income tax rate of approximately 47% for 2001. The higher tax rate used in the quarter ended March 31, 2001 was a result of taxable losses incurred in certain state and local jurisdictions and the establishment of a valuation allowance against the realizability of the related net operating loss carryforwards. Taxable income is expected to be generated in those jurisdictions during the fiscal year ending December 31, 2002.

As of March 31, 2002, the Company has net deferred tax assets of approximately $1,908,000. The net deferred tax asset is composed of $144,000 of long-term deferred tax assets and $1,764,000 of current deferred tax assets. The Company has provided a valuation allowance against certain net deferred tax assets based upon management's estimation of realizability of those assets through future taxable income. This valuation was based in large part on the Company's history of generating operating income or losses in individual tax locales and expectations for the future. The Company's ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, competitive pressures on revenues and margins and legislation and regulation at all levels of government. Management has considered the above factors in reaching its conclusions that it is more likely than not that future taxable income will be sufficient to fully utilize the net deferred tax assets. However, there can be no assurances that the Company will meet its expectations of future taxable income.

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

                        Three Months Ended    Three Months Ended
                          March 31,2002         March 31, 2001        Change
                       --------------------------------------------------------
                         Amount    %Rev       Amount     %Rev      Amount     %
                       --------------------------------------------------------
 Net revenues          $13,160,495 100.0%  $12,737,587   100.0%  $422,908   3.3%
 Cost of services       11,326,979  86.1%   11,072,899    86.9%   254,080   2.3%
 General &
  administrative           706,519   5.4%      593,052     4.7%   113,467  19.1%
  Depreciation &           239,083   1.8%       91,705     0.7%   147,378 160.7%
 amortization
 Uncollectible accounts    192,069   1.5%      140,960     1.1%    51,109  36.3%
                         ------------       ------------        ---------
 Operating income         $695,845   5.0%  $   838,971     6.6%$(143,126) -17.1%
                         ============       ============        =========

   EBITDA                 $934,928   7.1%    $ 930,676     7.3% $   4,252   0.0%

 Admissions                    974               1,092              (118) -10.8%
 Patient months of care     14,516              13,746                770   5.6%
 Patient days of Care      184,830             173,055             11,775   6.8%

 Revenue per patient day  $  71.20           $   73.60           $  (2.4)  -3.3%

 ADC in-center
  Average weekday            1,305               1,179               126   10.7%
  attendance
  Average center             1,791               1,671               120    7.2%
  capacity
   Center occupancy rate     72.9%               70.5%              2.3%    3.3%

ADHS revenues increased 3% to $13.1 million for the three months ended March 31, 2002 from $12.7 million in the same quarter of the prior year. Average revenue per day of care declined about 3% as a result of mix changes. Volumes increased due to higher attendance levels in the Company's adult day care in-center program, partially due to favorable weather conditions. Occupancy in the adult day care centers was 72.9% of capacity in the 2002 period and 70.5% of capacity in the 2001 period. Average center capacity increased due to the opening of new centers in Bardstown and Ft. Thomas KY, and Ft. Myers FL. As of April 1, 2002, total system capacity was 1,791 guests per day.

Cost of services as a percent of revenues decreased to 86.1% in 2002 from 86.9% in 2001 primarily as a result of the pricing, volume and capacity changes discussed above. General and administrative expenses increased slightly as a percent of revenues with the addition of staff support for information systems, operational audits, training and employee communications. Depreciation and amortization increased primarily due to the addition of new guest transportation vans on capital leases and investment in information technology. Management establishes an allowance for uncollectible accounts based on its estimate of probable collection losses. The provision for uncollectible accounts was just over 1% of revenue in both periods.

Visiting Nurse (VN) Segment-Three Months
The Company's VN segment provides skilled medical services in patients' homes to enable recipients to reduce or avoid periods of hospitalization and/or nursing home care. Approximately 88% of the VN segment revenues come from the Medicare program and are generated on a per episode basis rather than a daily fee basis as in ADHS.
                           Three Months Ended   Three Months Ended
                             March 31,2002        Ended March 31,2001    Change
                        -------------------------------------------------------
                           Amount   % Rev    Amount    % Rev    Amount     %
                        -------------------------------------------------------
Net revenues           $7,390,058   100.0%  $6,815,265  100.0%  $574,793    8.4%
Cost of services        5,351,150    72.4%   5,127,662   75.2%   223,488    4.4%
General &                 565,038     7.6%     773,981   11.4% (208,943)  -27.0%
administrative
Depreciation &            216,668     2.9%     220,979    3.2%   (4,311)   -2.0%
amortization
Uncollectible accounts    156,074     2.1%     108,814    1.6%    47,260   43.4%
                        ----------         ------------       -----------
Operating income       $1,101,128    14.9%    $583,829    8.6%  $517,299   88.6%
                       ----------          ------------       -----------

EBITDA                 $1,317,796    17.8%    $804,807   11.8%  $512,988   63.7%

Admissions                  2,348                2,221               127    5.7%
Patient months of care      5,903                6,106             (203)   -3.3%
Revenue per patient    $    1,252          $     1,116          $    136  12.2%
month

The VN segment's financial performance under PPS is, in part, a result of the Company's work to prepare for operation under PPS and in part due to higher reimbursement rates under PPS. In 2002, the Company earned a higher rate of reimbursement and incurred lower operating costs in its VN operations than were earned and incurred, respectively, in 2001. Costs of services, primarily labor and related costs, grew slower than admissions due to increased staff productivity. These reductions were accomplished in large part due to substantial investments made in information systems software employed in the operation of the segment. These efficiencies and systems also reduced general and administrative expenses for the period. The Company plans to continue its efforts to refine and improve the operating efficiencies of the segment. The Company generated 6% more admissions in 2002 than in 2001 while patient months of care declined 3% due to a shorter average length of stay. Bad debt expense approximated 2% of revenues in 2002 due to provision made for Medicare PPS collectibility. Since Medicare PPS is still relatively new, this rate may differ in the future.

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

Liquidity and Capital Resources

Revolving Credit Facility. The Company has a $22.5 million credit facility with Bank One Kentucky NA, which expires June 30, 2003. The credit facility bears interest at the bank's prime rate plus a margin (ranging from 0% to 1.0%, currently 0%) dependent upon total leverage and is secured by substantially all assets and the stock of the Company's subsidiaries. Borrowings are available equal to the greater of: a) a multiple of earnings before interest, taxes, depreciation and amortization (as defined) or, b) an asset based formula, primarily based on accounts receivable. Borrowings under the facility may be used for working capital, capital expenditures, acquisitions, development and growth of the business and other corporate purposes. As of March 31, 2002 the formula permitted approximately $22 million to be used of which approximately $11.5 million was outstanding. Additionally, an irrevocable letter of credit, totaling $2.7 million, was outstanding in connection with the Company's self-insured workers compensation and transportation insurance programs. Thus, a total of $14.2 million was either outstanding or committed as of March 31, 2002 while an additional $7.8 million was available for use. Additionally, at March 31, 2002, the Company had approximately $1.5 million in cash. The Company's revolving credit facility is subject to various financial covenants. As of March 31, 2002, the Company was in compliance with the covenants.

The Company believes that this facility will be sufficient to fund its operating needs for at least the next twelve months. Management will continue to evaluate additional sources of capital, including possible debt and equity investments in the Company, to support a more rapid development of the business than would be possible with internal funds.

Stock and Warrant Redemption. In March 2001, the Company redeemed 748,501 shares of common stock and a warrant to purchase 200,000 shares of common stock (at an exercise price of $12.50 per share). The Company's cost of redemption totaled approximately $5.1 million. As of March 31, 2002 a total of 2,500,198 common shares were outstanding. The following table shows the impact of this redemption on consolidated diluted earnings per share for period ended March 31, 2002:

                                               Three Months
                                                   Ended
                                               March 31,2002
                                               -------------
      Consolidated Net Income
        As stated                              $  100,318
        Interest on borrowings for                104,000
        redemption
        Income tax effect                        (43,680)
                                              -------------
        Net Income if shares had not
        been redeemed                            $160,638
                                              -------------
      Weighted average diluted shares
       outstanding
       As stated                                3,006,736
       Shares redeemed                            748,501
                                             -------------
      Diluted shares if shares had not
       been redeemed                            3,755,237
                                             -------------
      Diluted EPS
       As stated                               $     0.03
       If shares had not been redeemed         $     0.04

On-Going Stock Buy Back Program. In March 2001, following the Stock and Warrant Redemption discussed above, the Company's Board of Directors authorized up to an additional $1 million to be used to acquire shares of the Company's common stock. In April 2001, the Company initiated a stock repurchase plan in compliance with Rule 10b-18 of the Securities Exchange Act of 1934. This plan permits purchases to take place selectively from time to time in open market purchases through a broker or in privately negotiated transactions. Through March 31, 2002, a total of 57,400 shares have been repurchased under this program, all of which were in open market purchases. A total of $516,678 has been expended in these purchases for an average acquisition cost of $9.00 per share. There were no purchases under this plan during the three months ended March 31, 2002.

Cash Flows
Key elements to the Consolidated Statements of Cash Flows for the three-month periods ending March 31, 2002 and 2001 were:

  Net Change in Cash and Cash Equivalents               2002           2001
                                                   -------------  -------------
  Continuing operations
   Provided by (used in)
    Operating activities                             $1,476,201    $ 976,315
    Investing activities                              (728,151)    (793,633)
    Financing activities                            (1,149,162)      148,762
                                                   -------------  -------------
  Net increase (decrease) in cash and
   cash equivalent                                  $ (401,112)    $ 331,444
                                                   =============  =============

2002
Net cash provided by operating activities resulted principally from current period income, net of changes in accounts receivable, accounts payable and accrued expenses. The increase in accounts receivable resulted from a small increase in days sales outstanding. Days sales outstanding were 81 at March 31, 2002, up from 78 at December 31, 2001. The change in accounts payable and accrued liabilities consisted principally of the costs incurred related to the restatement of the Company's financial statements for the years ended March 31, 2001 and 2000 as described elsewhere herein. Net cash used in investing activities resulted principally from amounts invested in adult day health services expansion activities and improvements in information systems. Net cash used by financing activities resulted primarily from repayments on the Company's credit facility and payment of capital lease obligations.

2001
Net cash provided by operating activities resulted principally from current period income, net of changes in accounts receivable, accounts payable and accrued expenses. The increase in accounts receivable resulted from volume increases. Days sales outstanding decreased slightly to 78 at March 31, 2001 from 79 at December 31, 2000. Net cash used in investing activities resulted principally from amounts invested in adult day health services expansion activities, and improvements in information systems. Net cash provided by financing activities resulted primarily from borrowings under the Company's credit facility and proceeds from stock option exercises, net of cash used for repurchases of common stock.

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

    Electronic transactions and code sets;
    Unique identifiers for providers, employers, health plans and individuals; Security and electronic signatures;
    Privacy; and
    Enforcement.

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

      Health care claims information;
      Plan eligibility, referral certification and authorization;
      Claims status;
      Plan enrollment and disenrollment;
      Payment and remittance advice;
      Plan premium payments; and
      Coordination of benefits.

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

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" (SFAS 141) and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). These statements establish new accounting and reporting standards for business combinations and associated goodwill and intangible assets. SFAS 141, effective immediately, eliminates the pooling of interest method of accounting and amortization of goodwill for business combinations initiated after June 30, 2001. SFAS 142, adopted by the Company January 1, 2002, will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. The Company is currently reviewing the new accounting pronouncements to determine their impact on the Company's results of operations and financial position. The Company will complete the initial test for impairment by June 30, 2002 as allowed by SFAS 142. Net income for the three-month period ended March 31, 2001 would have been approximately $20,000 higher under SFAS 142.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and the accounting and reporting provisions for APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. As of January 1, 2002 there was no effect on the financial position and results of operations of the Company.

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

At March 31, 2002, a hypothetical 100 basis point increase in short-term interest rates would result in a reduction of approximately $114,900 in annual pre-tax earnings from continuing operations.

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

               None

      Item 5.  Other Information

               None

      Item 6.  Exhibits and Reports on Form 8-K

              (a)    Exhibits  None

              (b) On February 15, 2002, the Company filed a Current Report on Form 8-K dated February 15, 2002. The Form 8-K reported at
                    Item 5 the Company's expected restatement of its financial statements for the fiscal years ended March 31, 2001 and 2000.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


Date: May 15, 2002

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