Form 10-Q
period 2002-06-30
ALMOST FAMILY INC
filed 2002-08-14
CIK 799231

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


        [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         For the transition period from ___________to_______


                          Commission file number 1-9848
                             ALMOST FAMILY, INC. TM
             (Exact name of registrant as specified in its charter)

                      Delaware                                   061-153720
            (State or other jurisdiction                        (IRS Employer
          of incorporation or organization)                  Identification No.)

          100 Mallard Creek Road, Suite 400                         40207
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

                      Class of Common Stock $.10 par value

                  Shares outstanding at June 30, 2002 2,497,027

                      ALMOST FAMILY, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX


 Part I.Financial Information

        Item 1.Financial Statements

               Consolidated Balance Sheets as of June 30, 2002
               and December 31, 2001                                        3

               Consolidated Statements of Operations for the Three
               Months ended June 30, 2002 and 2001                          4

               Consolidated Statements of Operations for the Six
               Months ended June 30, 2002 and 2001                          5

               Consolidated Statements of Cash Flows for the Six
               Months ended June 30, 2002 and 2001                          6

               Notes to Interim Consolidated Financial Statements         7-12

        Item 2.Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       13-23

        Item 3.Quantitative and Qualitative Disclosures About Market
               Risk                                                        24

 Part II.      Other Information

               Items 1 through 6                                           25

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                       INTERIM CONSOLIDATED BALANCE SHEETS



                           ASSETS                   June 30,        December 31,
                           ------                     2002             2001
                                               ---------------   ---------------

                                                   (UNAUDITED)
  CURRENT ASSETS:
     Cash and cash equivalents                   $   1,403,686    $   1,928,391
     Accounts receivable - net                      16,111,139       17,896,966
     Prepaid expenses and other current assets         978,858        1,021,417
     Deferred tax assets                             1,744,028        1,764,281
                                               ---------------   ---------------
          TOTAL CURRENT ASSETS                      20,237,711       22,611,055

  PROPERTY AND EQUIPMENT - NET                       8,537,841        8,113,938

  COST IN EXCESS OF NET ASSETS ACQUIRED - NET        3,783,448        3,783,448

  DEFERRED TAX ASSETS                                   31,699          143,662

  OTHER ASSETS                                       1,120,786        1,224,546
                                               ---------------   ---------------
                                                 $  33,711,485    $  35,876,649
                                               ===============   ===============


            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------
  CURRENT LIABILITIES:
     Accounts payable and accrued liabilities  $   10,317,617    $   10,309,546
     Current portion - capital lease obligation       372,819           338,402
                                              ---------------   ----------------
                                                   10,690,436        10,647,948
                                              ---------------   ----------------


  LONG-TERM LIABILITIES:
     Revolving Credit Facility                      9,517,177        12,586,532
     Capital Lease Obligation                       1,013,600           837,934
     Mortgage Liability                               345,927           352,687
     Other liabilities                              1,031,988         1,070,137
                                              ---------------   ----------------

            TOTAL LONG-TERM LIABILITIES            11,908,692        14,847,290
                                              ---------------   ----------------

            TOTAL LIABILITIES
                                                   22,599,128        25,495,238
                                              ---------------   ----------------


  COMMITMENTS AND CONTINGENCIES (Note 3)

  STOCKHOLDERS' EQUITY:
       Common stock, par value $0.10; authorized
         10,000,000 shares; 3,338,674 and 3,317,874
         issued and outstanding                       333,870           331,790
       Treasury stock, at cost, 841,647 and
         837,312 shares                            (5,836,866)       (5,783,597)
       Additional paid-in capital                  26,093,248        26,040,728
       Accumulated deficit                         (9,477,895)      (10,207,510)
                                               ---------------   ---------------
         TOTAL STOCKHOLDERS' EQUITY                11,112,357        10,381,411
                                               ---------------   ---------------
                                               $   33,711,485    $   35,876,649
                                               ===============   ===============





      See accompanying notes to interim consolidated financial statements.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                    INTERIM CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                         Three Months Ended
                                               ---------------------------------
                                              June 30, 2002     June 30, 2001(1)
                                              --------------    ----------------

   Net revenues                                $20,843,416        $19,273,646
   Cost of sales and services                   17,001,896         15,568,558
   General and administrative expenses           1,876,777          1,497,412
   Depreciation and amortization expense           562,228            404,078
   Provision for uncollectible accounts            345,113            320,676
                                                ------------   --------------
   Income before other income (expense) and      1,057,402          1,482,922
     income taxes

   Other income (expense):
    Interest expense                              (179,498)          (230,650)
                                              ---------------   --------------
    Income before income taxes                     877,904          1,252,272
   Income tax expense                              351,128            526,225
                                             ---------------   --------------
     Net income                               $    526,776       $    726,047
                                             ===============   ==============
   Earnings per Share - Basic
     Weighted Average Basic Shares               2,499,447          2,505,435
                                             ---------------   --------------
     Net income per share                      $      0.21        $      0.29
                                             ===============   ==============

   Earnings per share amounts - Diluted:
     Weighted Average Diluted Shares             2,948,255          2,884,467
                                             ---------------   --------------
   Net income per share                        $      0.18     $         0.25
                                             ===============   ==============

(1) Where appropriate, amounts for these periods have been restated and reclassified as discussed in Notes 2 and 4 to the financial statements.

      See accompanying notes to interim consolidated financial statements.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                    INTERIM CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                         Six Months Ended
                                                --------------------------------

                                                June 30, 2002   June 30, 2001(1)
                                                --------------  ----------------

   Net revenues                               $   41,393,969    $  38,826,498
   Cost of sales and services                     33,672,350       31,769,120
   General and administrative expenses             3,714,441        3,317,348
   Depreciation and amortization expense           1,053,021          686,061
   Provision for uncollectible accounts              693,256          570,450
   Costs associated with restatement of
     financial statements (Note 2)                   815,794                -
                                              ----------------  ----------------
   Income before other income (expense) and
     income taxes                                  1,445,107        2,483,519

   Other income (expense):
    Interest expense                                (399,952)        (414,987)
                                              ----------------  ----------------
   Income before income taxes                      1,045,155        2,068,532

   Income tax expense
                                                     418,062          909,867
                                              ----------------  ----------------
     Net income                                $     627,093    $   1,158,665
                                              ================  ================

   Earnings per Share - Basic
     Weighted Average Basic Shares                 2,499,254        2,826,766
                                              ----------------  ----------------

     Net income per share                       $       0.25      $      0.41
                                              ================  ================

   Earnings per share amounts - Diluted:
     Weighted Average Diluted Shares               2,969,291        3,092,965

                                              ----------------  ----------------
   Net income per share                       $         0.21      $      0.37
                                              ================  ================

(1) Where appropriate, amounts for these periods have been restated and reclassified as discussed in Notes 2 and 4 to the financial statements.

      See accompanying notes to interim consolidated financial statements.


                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                     Six months Ended
                                                           -------------------------------------
                                                            June 30, 2002     June 30, 2001(1)
                                                           ------------------ ------------------

  Cash flows from operating activities:
  Net income                                               $  627,093           $     1,158,665

   Adjustments to reconcile net income to net cash
  provided (used) in operating activities:
       Depreciation and amortization                        1,053,021                   686,061

       Deferred income taxes                                  132,216                  (130,372)

       Provision for uncollectible accounts                   693,256                   570,450

                                                           ------------------ ------------------
                                                            2,505,586                 2,284,804

       Change in certain net assets (Increase) decrease in:
           Accounts receivable                              1,092,571                  (468,626)
           Prepaid expenses and other current assets            1,933                  (553,606)
           Other assets                                       103,761                  (128,335)
       Increase (decrease) in:
           Accounts payable and accrued liabilities           110,593                 1,074,013
           Other liabilities                                  (38,149)                 (146,651)
                                                           ------------------ ------------------
       Net cash provided (used) by operating
           activities                                       3,776,295                 2,061,599


  Cash flows from investing activities:
     Capital expenditures                                 (1,062,465)               (1,712,461)
     Goodwill                                                      -                   (22,120)
                                                           ------------------ ------------------
       Net cash provided by (used in) investing           (1,062,465)               (1,734,581)
         activities                                        ------------------ ------------------

  Cash flows from financing activities:
       Net revolving credit facility borrowings           (3,069,355)                3,437,430
       Repurchase of common shares                           (53,269)               (5,284,482)
       Proceeds from stock option exercises                   54,600                   305,557
       Principal payments on debt and capital leases        (170,511)                 (111,408)
                                                           ------------------ ------------------
          Net cash provided (used) by financing
           activities                                     (3,238,535)               (1,652,903)
                                                           ------------------ ------------------
  Net increase/(decrease) in cash                           (524,705)               (1,325,885)

  Cash and cash equivalents at beginning of period          1,928,391                2,166,147
                                                           ------------------ ------------------
  Cash and cash equivalents at end of period              $ 1,403,686           $      840,262
                                                           ================== ==================

(1) Where appropriate, amounts for these periods have been restated and reclassified as discussed in Notes 2 and 4 to the financial statements.

      See accompanying notes to interim consolidated financial statements.


                      ALMOST FAMILY, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The accompanying interim consolidated financial statements for the three months ended June 30, 2002 and 2001 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. Accordingly, the reader of this Form 10-Q is referred to the Company's Form 10-K for the nine months ended December 31, 2001 for further information. In the opinion of management of the Company, the accompanying unaudited interim financial statements reflect all adjustments (consisting of normally recurring adjustments) necessary to present fairly the financial position at June 30, 2002 and the results of operations and cash flows for the periods ended June 30, 2002 and 2001. Refer to the Company's Form 10-K for the nine-months ended December 31, 2001 for a complete discussion of the restatement of the Company's financial statements for the fiscal years ended March 31, 2001 and 2000, the Company's change in fiscal year, and the Company's decision to retain its Visiting Nurse (VN) operating segment.

     The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the operating results for the year.

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

2.   RESTATEMENT OF FINANCIAL STATEMENTS

     As a result of accounting errors, the Company restated its previously issued financial statements for the fiscal years ended March 31, 2001 and March 31, 2000, and its previously issued financial results for the quarterly periods in those fiscal years and the quarterly periods ended June 30 and September 30, 2001. Refer to the Company's Form 10-K for the nine-months ended December 31, 2001, as amended, and the Forms 10-Q/A for the quarterly periods ended June 30 and September 30, 2001, for a complete discussion and analysis of the underlying causes and effects of the restatement.

    Components of the restatement and their approximate effect on previously reported net income, for the three and six month periods ended June 30, 2001 are set forth in the following table (amounts rounded to nearest thousand dollars):
                                                 Three Months     Six Months
                                                Ended June 30,   Ended June 30
                                                     2001            2001
                                                --------------- ---------------
         Increase in health
           self-insurance expense                $    476,000    $    802,000
         Increase (decrease) in workers
           compensation and automobile
           self-insurance expense                     (73,000)   $     57,000

         Reversal of previously recorded
         management bonuses that will
         not be paid as a result of the
         restatement                                 (187,000)       (187,000)

         Additional revenues recorded
           from amending Medicare and
           Medicaid cost reports due to
           Restatement                                      -         (64,000)
                                                --------------- ---------------
         Total reduction in pre-tax
           income due to restatement                  216,000         608,000
                                                --------------- ---------------
           Income tax effect                           91,000         275,000
                                                --------------- ---------------
         Total reduction in net income
           due to restatement                         125,000         333,000
         Net income as previously
           Reported                                   852,000       1,493,000
                                                --------------- ---------------
         Net income as restated                   $   727,000   $   1,160,000
                                                =============== ===============

         Basic Earnings Per Share
           As previously reported                 $      0.34   $       0.55
           As restated                            $      0.29   $       0.41

         Diluted Earnings Per Share
           As previously reported                 $      0.30   $       0.48
           As restated                            $      0.25   $       0.37


    In the quarter ended March 31, 2002, the Company recorded approximately $816,000 (pre-tax) related to the cost of conducting the investigation into this matter, consisting primarily of professional fees. There can be no assurance that additional costs will not be incurred in subsequent periods.

3.   COMMITMENTS AND CONTINGENCIES

     Insurance Programs
     Self-Insurance Programs. The Company bears significant risk under its self-insured employee health, automobile and workers' compensation programs. A brief description of each program is set forth below:

     The Company's self-insured health program has an excess-loss insurance policy that reimburses the Company for covered expenses, in excess of a specific deductible for each covered person and an annual aggregate deductible for all covered claims. Effective September 1, 2002, the Company will move the management of the health program from a regional third party administrator to Cigna Healthcare, a national insurance carrier. Additionally, as of September 1, 2002, certain changes in the benefits are being made and the rates the Company charges employees for coverage are being increased. Based on information provided by its broker and Cigna, the Company expects health insurance claims to increase between 10% and 20% during 2002 due to the inflation of medical care costs. The cost of the Company's self-insured health program was approximately $1,066,000 and $802,000 in the three months ended June 30, 2002 and 2001 and approximately $1,856,000 and $1,508,000 in the six months ended June 30, 2002 and 2001 respectively.

     Under its automobile and workers' compensation self-insurance programs, the Company bears risk up to specified amount per incident. The Company carries insurance coverage for amounts in excess of that specified amount, an annual aggregate deductible and umbrella coverage. The cost of the Company's self-insured automobile and workers compensation program was approximately $450,000 and $371,000 in the three months ended June 30, 2002 and 2001 and approximately $974,000 and $817,000 in the six months ended June 30, 2002 and 2001 respectively.

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

     Other Insurance. The Company's properties are covered by casualty insurance policies. The Company also carries directors and officers, general and professional liability, and umbrella insurance. The Company's deductible amount for general and professional claims was $5,000 per claim prior to July 1, 2001 and $25,000 thereafter. The cost of the Company's other insurance coverages was approximately $149,000 and $124,000 in the three months ended June 30, 2002 and 2001 and approximately $291,000 and $231,000 in the six months ended June 30, 2002 and 2001 respectively.

     The Company believes that its present insurance coverage is adequate. The Company's total cost of all its insurance programs was approximately $1,665,000 and $1,298,000 in the three months ended June 30, 2002 and 2001 and approximately $3,122,000 and $2,556,000 in the six months ended June 30, 2002 and 2001 respectively.

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

     On January 26, 1994 Franklin Capital Associates L.P. (Franklin), and others filed suit in Chancery Court of Williamson County, Tennessee claiming unspecified damages not to exceed $3 million dollars in connection with registration rights they received in the Company's acquisition of certain home health operations in February 1991. The 1994 suit alleged that the Company failed to use its best efforts to register the shares held by the plaintiffs as required by the merger agreement. The Company settled with the non-Franklin plaintiffs shortly before the case went to trial in February 2000. In mid-trial Franklin voluntarily withdrew its complaint reserving its legal rights to bring a new suit.. In April 2000, Franklin refiled its lawsuit. The Company believes it has meritorious defenses to the claims and does not expect that the ultimate outcome of the suit will have a material impact on the Company's results of operations, liquidity or financial position. The Company plans to vigorously defend its position in this case. Estimated costs of litigation have been accrued in the accompanying balance sheets.

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

5.   SEGMENT DATA

     The Company operates in two reportable business segments: Adult Day Health Services (ADHS), and Visiting Nurses (VN). Reportable segments have been identified based upon how management has organized the business by services provided to customers and the criteria in SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". The Company's ADHS segment includes the aggregation of its ADC in-center operations and in-home personal care operations, both of which provide predominantly long-term health care and custodial services that enable recipients to avoid nursing home admission. Sources of reimbursement, reimbursement rates per day and contribution margins from the Company's ADC and in-home personal care operations are substantially alike. The Company's VN segment provides skilled medical services in patients' homes largely to enable recipients to reduce or avoid periods of hospitalization and/or nursing home care. Approximately 87% of the VN segment revenues are generated from the Medicare program. VN Medicare revenues are generated on a per episode basis rather than a fee per visit or day of care. Certain general and administrative expenses incurred at the corporate level have not been allocated to the segments. The Company has operations in Alabama, Connecticut, Florida, Indiana, Kentucky, Maryland, Massachusetts, and Ohio.

                                       Three Months June                   Six Months June
                                ------------------------------   --------------------------------
                                     2002            2001             2002             2001
                               --------------    ------------   ---------------   --------------
       Net Revenues
       Adult day health services    13,682,392    12,555,117          26,867,694   $   25,292,705
       Visiting nurses               7,161,024     6,718,529          14,526,275       13,533,793
                                 -------------- ------------     ---------------   --------------
                                  $ 20,843,416  $ 19,273,646        $ 41,393,969   $   38,826,498
                                 ============== ============     ===============   ==============
       Operating Income (loss)
       Adult day health services       560,557     1,056,304           1,131,220        1,895,275
       Visiting nurses               1,013,243       874,310           2,136,757        1,458,139
                                --------------  ------------     ---------------   --------------

                                     1,573,800     1,930,614           3,267,977        3,353,414
       Corporate/Unallocated           516,398       447,692           1,822,870          869,895
                                --------------  ------------     ---------------   --------------
       Earnings before
       interest and taxes (EBIT) $   1,057,402     1,482,922       $   1,445,107   $    2,483,519
                                ==============  ============     ===============   ==============



6.   Accounting Pronouncement

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" (SFAS 141) and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). These statements established new accounting and reporting standards for business combinations and associated goodwill and intangible assets. SFAS 141 eliminated the pooling of interest method of accounting and amortization of goodwill for business combinations initiated after June 30, 2001. SFAS 142, adopted by the Company January 1, 2002, requires that goodwill and intangible assets with indefinite useful lives can no longer be amortized, but instead must be tested for impairment at least annually. The Company has completed the initial test for impairment and concluded that no impairment currently exists. Net income for the three and six-month periods ended June 30, 2001 would have been approximately $20,000 and $40,000, respectively, higher under SFAS 142.

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

7.   Capitalized Software Development Costs

     Consistent with AICPA Statement of Position 98-1, the Company capitalizes the cost of internally generated computer software developed for the Company's own use. Software development costs of approximately $280,000 and $560,000 and $269,000 and $663,000 were capitalized in the three-months and six months ended June 2002 and 2001, respectively. Capitalized software development costs are amortized over a three-year period following the initial implementation of the software.

8.   Medicare Rate Changes

     A Medicare rate increase of 5.3% went into effect October 1, 2001 in the Visiting Nurse segment. A Medicare rate decrease is scheduled to go into effect October 1, 2002. In July 2002, the new Medicare payment rates, effective October 1, 2002, were announced. The decrease will have the approximate effect of eliminating the October 1, 2001 rate increase. If the rate cut had been in effect in the three and six months ended June 30, 2002, the Company's revenues would have been lower by approximately $270,000 and $530,000 respectively.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.   Kentucky Medicaid/Waiver Home Care Programs

     Effective July 1, 2002, the state of Kentucky changed its reimbursement program for skilled and non-skilled home health services. Prior to July 1, 2002, the services had been reimbursed on a cost-based system. Effective July 1, 2002 services will be reimbursed on a fee per unit of service basis. Revenues under these programs were approximately $1,796,000 and $3,615,000 during the three and six months ended June 30, 2002, respectively. Had the new reimbursement system been in place during those periods the Company's revenue would have been lower by approximately $220,000 and $430,000 respectively. The Company is in the process of implementing changes to its operations designed to reduce operating costs. These actions are being taken during the quarter ended September 30, 2002 and will not be fully in effect until later quarters.

10.  Subsequent Event - Acquisition of Ohio Home Care Provider

     On July 15, 2002, the Company completed its previously announced acquisition of the business and assets of Medlink of Ohio (Medlink). Medlink is a provider of home and community based health care services with branch operations in Cleveland and Akron Ohio. The acquired operations currently generate approximately $6 million of revenues annually. The purchase price was approximately $3.2 million, $2.9 million of which was funded from the Company's bank credit facility. The balance was financed with a three-year note payable to the seller.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement of Financial Statements

As a result of accounting errors, the Company restated its previously issued financial statements for the fiscal years ended March 31, 2001 and March 31, 2000, and its previously issued financial results for the quarterly periods in those fiscal years and the quarterly periods ended June 30 and September 30, 2001. Refer to the Company's Form 10-K for the nine-months ended December 31, 2001, as amended, and the Forms 10-Q/A for the quarterly periods ended June 30, and September 30, 2001 for a complete discussion and analysis of the underlying causes and effects of the restatement.

Components of the restatement and their approximate effect on previously reported net income, for the three and six month periods ended June 30, 2002 are set forth in the following table (amounts rounded to nearest thousand dollars):

                                               Three Months      Six Months
                                              Ended June 30,   Ended June 30,
                                                   2001            2001
                                              --------------- ---------------
         Increase in health self-insurance
           expense                             $    476,000    $    802,000
         Increase (decrease) in workers
           compensation and automobile
           self-insurance expense                   (73,000)   $     57,000
         Reversal of previously recorded
         management bonuses that will
         not be paid as a result of the
         restatement                               (187,000)       (187,000)
         Additional revenues recorded
           from amending Medicare and
           Medicaid cost reports due to
           restatement                                    -         (64,000)
                                             --------------- ---------------
         Total reduction in pre-tax
             income due to restatement              216,000         608,000
         Income tax effect                           91,000         275,000
                                            --------------- ---------------
         Total reduction in net income
           due to restatement                       125,000         333,000
         Net income as previously
           reported                                 852,000       1,493,000
                                            --------------- ---------------
         Net income as restated                 $   727,000       1,160,000
                                            =============== ===============


         Basic Earnings Per Share
           As previously reported               $     0.34     $      0.53
           As restated                          $     0.29     $      0.41

         Diluted Earnings Per Share
           As previously reported               $     0.30     $      0.48
           As restated                          $     0.25     $      0.37

In the quarter ended March 31, 2002, the Company recorded approximately $816,000 (pre-tax) related to the cost of conducting the investigation into this matter, consisting primarily of professional fees. There can be no assurance that additional costs will not be incurred in subsequent periods.

Critical Accounting Policies
Refer to the "Critical Accounting Policies" section of Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Form 10-K for the nine months ended December 31, 2001 for a detailed discussion of the Company's critical accounting policies.

RESULTS OF CONTINUING OPERATIONS

Three Months Ended June 30, 2002 Compared with Three Months Ended June 30, 2001

    Consolidated                         2002                  2001                  Change
    ------------
                                 --------------------- ---------------------- ----------------------
                                    Amount    % Rev       Amount    % Rev       Amount       %
                                 ------------ -------- ------------- -------- ------------ ---------
Net Revenues           ADHS      $ 13,682,392   65.6%  $ 12,555,117    65.1%  $  1,127,275     9.0%

                       VN           7,161,024   34.4%     6,718,529    34.9%       442,495     6.6%
                                 ------------          -------------          ------------
                                 $ 20,843,416  100.0%  $ 19,273,646   100.0%  $  1,569,770     8.1%
                                 ============          =============          ============

Operating Income       ADHS      $    560,557    4.1%  $  1,056,304     5.5%  $   (495,747)  -46.9%
                       VN           1,013,243   14.1%       874,310     4.5%       138,933    15.9%
                                 ------------          -------------          ------------
                                    1,573,800    7.6%     1,930,614    10.0%      (356,814)  -18.5%

Unallocated corporate expenses        516,398    2.5%       447,692     2.3%        68,706    15.3%
                                 ------------          -------------          ------------
EBIT                                1,057,402    5.1%     1,482,922     7.7%      (425,520)  -28.7%
Interest expense                      179,498    0.9%       230,650     1.2%       (51,152)  -22.2%
Income taxes                          351,128    1.8%       526,225     2.7%      (175,096)  -33.3%
                                 ------------          -------------          ------------
Net from continuing operations    $   526,776    2.4%  $    726,047     3.8%  $   (199,272)  -27.4%
                                 ============          =============          ============

EBITDA                           $ 1,619,630     7.8%  $  1,887,000    9.8%  $    (267,370)  -14.2%


(1)     Earnings Before Interest Taxes Depreciation and Amortization

The Company's net revenues grew approximately $1.6 million or 8% as a result of increased days of care in the ADHS segment as well as improved reimbursement and patient volumes in the VN segment. Operating income before unallocated corporate expense decreased from the same period last year primarily as a result of increased labor costs in the adult day care centers and increased insurance costs. Additional costs were also incurred for increased staffing for training, auditing, information systems and compliance programs.

The effective income tax rate was approximately 40% of income before income taxes for 2002 as compared to an effective income tax rate of approximately 42% for 2001. The higher tax rate used in the quarter ended June 30, 2001 was a result of taxable losses incurred in certain state and local jurisdictions and the establishment of a valuation allowance against the realization of the related net operating loss carryforwards. Taxable income is expected to be generated in those jurisdictions during the fiscal year ending December 31, 2002.

As of June 30, 2002, the Company has net deferred tax assets of approximately $1,776,000. The net deferred tax asset is composed of $32,000 of long-term deferred tax assets and $1,744,000 of current deferred tax assets. The Company has provided a valuation allowance against certain net deferred tax assets based upon the expected realization of those assets through future taxable income. This valuation was based in large part on the Company's history of generating operating income or losses in individual tax locales and expectations for the future. The Company's ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, competitive pressures on revenues and margins and legislation and regulation at all levels of government. Management has considered the above factors in reaching its conclusions that it is more likely than not that future taxable income will be sufficient to fully utilize the net deferred tax assets. However, there can be no assurances that the Company will meet its expectations of future taxable income.

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

                                        Three Months Ended June 30,
                                       2002                   2001                 Change
                               ---------------------- ---------------------- --------------------
                                     Amount     % Rev       Amount     % Rev      Amount      %
                               ------------- -------- ------------- -------- ----------- --------

Net Revenues                    $ 13,682,392  100.0%  $ 12,555,117   100.0%  $1,127,275     9.0%
 Cost of Services                 11,748,148   85.9%    10,546,443    84.0%   1,201,705    11.4%
 General & Administrative            885,202    6.5%       607,259     4.8%     277,944    45.8%
 Depreciation & Amortization         286,112    2.1%       208,007     1.6%      78,105    37.5%
 Uncollectible Accounts              202,372    1.5%       137,104     1.1%      65,268    47.6%
                                 -------------          -------------        -----------
 Operating Income               $    560,557    4.1%  $  1,056,304     8.5%  $ (495,747)  -46.9%
                                 =============          =============        ===========

   EBITDA                       $    846,669    6.2%  $  1,264,310     9.6%  $ (417,641)  -33.0%

 Admissions                            1,094                 1,143                  (49)   -4.3%
 Patient months of care               15,360                14,053                1,307     9.3%
 Patient days of care                195,975               177,006               18,969    10.7%

 Revenue Per Patient Day              $69.82                $70.93           $    (1.11)   -1.6%

 ADC In-Center
   Average Weekday Attendance          1,335                 1,227                  108     8.8%
   Center Capacity                     1,791                 1,633                  158     9.7%
   Center Occupancy Rate               74.6%                 75.2%                 1.4%     1.9%

ADHS revenues increased 9% to $13.7 million for the three months ended June 30, 2002 from $12.6 million in the same quarter of the prior year. Average revenue per day of care declined about 2% as a result of changes in the mix of business between states in which the Company provides services. Volumes increased due to higher attendance levels in the Company's adult day care in-center programs. Occupancy in the adult day care centers was 74.6% of capacity in the 2002 period and 75.2% of capacity in the 2001 period. The occupancy rate decreased due to an increase in average center capacity of approximately 10% with the opening of new centers in Bardstown and Ft. Thomas KY, and Ft. Myers FL. As of July 1, 2002, total system capacity was 1,791 guests per day.

Cost of services as a percent of revenues increased to 85.9% in 2002 from 84.0% in 2001 primarily as a result of higher staffing costs in the adult day centers. General and administrative expenses increased significantly with the addition of staff support for information systems, operational audits, training and employee communications. Depreciation and amortization increased primarily due to the addition of new guest transportation vans and investments in information technology. The provision for uncollectible accounts was just over 1% of revenues in both periods. Management establishes an allowance for uncollectible accounts based on its estimate of probable collection losses.

Effective July 1, 2002, the state of Kentucky changed its reimbursement program for skilled and non-skilled home health services. Prior to July 1, 2002, the services had been reimbursed on a cost-based system. Effective July 1, 2002 services will be reimbursed on a fee per unit of service basis. Revenues under these programs were approximately $1,796,000 and $3,615,000 during the three and six months ended June 30, 2002, respectively. Had the new reimbursement system been in place during those periods the Company's revenue would have been lower by approximately $220,000 and $430,000 respectively. The Company is in the process of implementing changes to its operations designed to reduce operating costs. These actions are being taken during the quarter ended September 30, 2002 and will not be fully in effect until later quarters.

ADHS Seasonality
The Company's ADHS segment normally experiences seasonality in its operating results. Specifically, the quarters ended December and March typically generate lower operating income than the quarters ended June and September as the holiday season and winter weather tend to temporarily lower ADC in-center attendance.

Visiting Nurse (VN) Segment-Three Months
The Company's VN segment provides skilled medical services in patients' homes to enable recipients to reduce or avoid periods of hospitalization and/or nursing home care. Approximately 87% of the VN segment revenues come from the Medicare program and are generated on a per episode basis rather than a daily fee basis as in ADHS.

                                         Three Months Ended June 30,
                                       2002                   2001                 Change
                               ---------------------- --------------------- ---------------------
                                  Amount      % Rev      Amount      % Rev     Amount        %
                               ------------ --------- ------------ -------- ------------ --------
 Revenues                       $ 7,161,024   100.0%  $ 6,718,529   100.0%    $ 442,495     6.6%
 Cost of Services                 5,253,748    73.4%    5,022,112    74.8%      231,636     4.6%
 General & Admin                    527,383     7.4%      464,062     6.9%       63,321    13.6%
 Depreciation & Amortization        223,910     3.1%      174,472     2.6%       49,438    28.3%
 Uncollectible Accounts             142,740     2.0%      183,573     2.7%      (40,833)  -22.2%
                               ------------           ------------          ------------
  Operating Income              $ 1,013,243    14.2%   $  874,310    13.0%      138,933    15.9%
                               ============           ============          ============

 EBITDA                         $ 1,237,153    17.3%  $ 1,048,782    15.6%    $ 188,371    18.0%

 Admissions                           2,075                 1,987                    88     4.4%
 Patient Months of Care               5,584                 5,508                    76     1.4%
 Revenue per Patient Month          $ 1,282              $  1,220                $   62     5.1%

Costs of services, primarily labor and related costs, grew at approximately the same rate as admissions with relatively flat staff productivity. The increase in revenue per patient month resulted primarily from a price increase from the Medicare program. Increased general and administrative and depreciation costs were incurred due to increased staffing, and continued investment in information systems, respectively. The Company generated 4% more admissions in 2002 than in 2001 while patient months of care increased about 1% due to a shorter average length of stay. Bad debt expense approximated 2% of revenues in 2002 due to provision made for Medicare PPS collectibility. Since Medicare PPS is still relatively new, this rate may differ in the future.

A Medicare rate increase of 5.3% went into effect October 1, 2001 in the Visiting Nurse segment. A Medicare rate decrease is scheduled to go into effect October 1, 2002. In July 2002, the new Medicare payment rates, effective October 1, 2002, were announced. The decrease will have the approximate effect of eliminating the October 1, 2001 rate increase. If the rate cut had been in effect in the three and six months ended June 30, 2002, the Company's revenues would have been lower by approximately $270,000 and $530,000 respectively. The Company continues to commit significant resources to its operational model under the Medicare PPS reimbursement system especially in light of the uncertainty surrounding the proposed rate cut scheduled to take effect October 2002.

Due to current competitive market conditions in two of the Company's eight VN agencies, the Company expects VN revenues for the quarter ended September 30, 2002 to be lower than VN revenues for the June 2002 quarter with a corresponding decline in profitability. Although the Company expects this trend to reverse in the December 2002 quarter, there can be no assurance that it will reverse.

VN Seasonality
The Company's VN segment normally experiences seasonality in its operating results. Specifically, the VN Segment typically generates lower operating income in the quarter ended September than in the other quarters due to the seasonality of senior population in the Company's south Florida markets.

Six Months Ended June 30, 2002 Compared with Six Months Ended June 30, 2001

    Consolidated                         2002                  2001                  Change
    ------------
                                 --------------------- ---------------------- ----------------------
                                     Amount    % Rev       Amount    % Rev       Amount     % Rev
                                 ------------ -------- ------------- -------- ------------ ---------
Net Revenues           ADHS      $ 26,867,694   64.9%   $ 25,292,705   65.1%    $1,574,989     6.2%
                       VN          14,526,275   35.1%     13,533,793   34.9%       992,482     7.3%
                                 ------------          -------------          ------------
                                   41,393,969  100.0%     38,826,498  100.0%     2,567,471     6.6%
                                 ============          =============          ============

Operating Income       ADHS         1,131,220    4.2%      1,895,275    4.9%     (764,055)   -40.3%
                       VN           2,136,757   14.7%      1,458,139   10.8%       678,618    46.5%
                                 ------------          -------------          ------------
                                    3,267,977   15.7%      3,353,414    8.6%      (85,437)    -2.5%
Unallocated corporate expenses      1,822,870    4.4%        869,895    2.2%       952,975   109.6%
                                 ------------          -------------          ------------
EBIT                                1,445,107    6.9%      2,483,519    6.4%   (1,038,412)   -41.8%
Interest expense                      399,952    1.9%        414,987    1.1%      (15,035)    -3.6%
Income taxes                          418,062    2.2%        909,867    2.3%     (491,805)   -54.1%
                                 ------------          -------------          ------------
Net from continuing operations    $   627,093    2.9%    $ 1,158,665    3.0%    $(531,572)   -45.9%
                                 ============          =============          ============

EBITDA                           $  2,498,127   12.0%    $ 3,169,580    8.2%    $(671,453)   -21.2%

(2)     Earnings Before Interest Taxes Depreciation and Amortization

The Company's net revenues grew approximately $2.6 million or 7% as a result of increased days of care in the ADHS segment as well as improved reimbursement and patient volumes in the VN segment. Operating income before unallocated corporate expense decreased from the same period last year. As noted in the discussion of quarterly results, operating income for the six months ended June 30, 2002 was unfavorably impacted by increased labor costs in the adult day care centers, increased insurance costs, and increased costs for training, auditing, systems and compliance programs. Unallocated corporate expenses in the six months ended June 30, 2002 include approximately $816,000, consisting primarily of professional fees, related to the cost of conducting the investigation into the restatement of the Company's financial statements as previously discussed. There can be no assurance that additional costs will not be incurred in subsequent periods.

The effective income tax rate was approximately 40% of income before income taxes for 2002 as compared to an effective income tax rate of approximately 44% for 2001. The higher tax rate used in the quarter ended June 30, 2001 was a result of taxable losses incurred in certain state and local jurisdictions and the establishment of a valuation allowance against the realization of the related net operating loss carryforwards. Taxable income is expected to be generated in those jurisdictions during the fiscal year ending December 31, 2002.


Adult Day Health Services (ADHS) Segment-Six Months

                                         Six Months Ended June 30,
                                       2002                   2001                  Change
                               ---------------------- ---------------------- ----------------------
                                      Amount     % Rev       Amount     % Rev      Amount       %
                               ------------- -------- ------------- -------- ----------- ----------
 Net Revenues                   $ 26,867,693  100.0%  $ 25,292,705   100.0%  $1,574,988       6.2%
 Cost of Services                 23,103,295   86.0%    21,619,342    85.5%   1,483,953       6.9%
 General & Administrative          1,711,227    6.4%     1,200,312     5.0%     510,915      42.6%
 Depreciation & Amortization         527,509    2.0%       299,712     1.2%     227,797      76.0%
 Uncollectible Accounts              394,442    1.5%       278,064     1.1%     116,378      41.9%
                               -------------          -------------          -----------
 Operating Income                $ 1,131,220    4.2%  $  1,895,275     7.3%  $ (764,055)  ` -40.3%
                               =============          =============          ===========

   EBITDA                        $ 1,658,730    6.2%  $  2,194,986     8.4%  $ (536,256)    -24.4%


 Admissions                            2,060                 2,235                (175)      -7.8%
 Patient months of care               29,876                27,799                2,077       7.5%
 Patient days of care                380,839               350,061               30,778       8.8%

 Revenue Per Patient Day          $    70.55            $    72.25            $  (1.70)      -2.4%

 ADC In-Center
   Average Weekday Attendance          1,320                 1,203                  117       9.7%
   Center Capacity                     1,791                 1,652                  139       8.4%
   Center Occupancy Rate               73.7%                72.8 %                 0.9%       1.2%


ADHS revenues increased 6% to $26.8 million for the six months ended June 30, 2002 from $25.2 million in the same six months of the prior year. Average revenue per day of care declined about 2% as a result of mix changes as in the quarter. Volumes increased due to higher attendance levels in the Company's adult day care in-center program, partially due to favorable weather conditions. Occupancy in the adult day care centers was 73.7% of capacity in the 2002 period and 72.8% of capacity in the 2001 period even with the addition of new capacity between period. Average center capacity increased 8.4% due to the opening of new centers in Bardstown and Ft. Thomas KY, and Ft. Myers FL. As of July 1, 2002, total system capacity was 1,791 guests per day.

Cost of services as a percent of revenues increased to 86.0% in 2002 from 85.5% in 2001 primarily as a result of higher staffing costs in the adult day centers. General and administrative expenses increased significantly with the addition of staff support for information systems, operational audits, training and employee communications. Depreciation and amortization increased primarily due to the addition of new guest transportation vans and investments in information technology. The provision for uncollectible accounts was just over 1% of revenues in both periods. Management establishes an allowance for uncollectible accounts based on its estimate of probable collection losses.



Visiting Nurse (VN) Segment-Six Months

                                          Six Months Ended June 30,
                                       2002                   2001                 Change
                               ---------------------- --------------------- ---------------------
                                  Amount      % Rev      Amount      % Rev     Amount        %
                               ------------ --------- ------------ -------- ------------ --------
 Revenues                      $ 14,526,275   100.0%  $13,533,793   100.0%    $ 992,482     7.3%
 Cost of Services                10,569,055    72.8%   10,149,773    75.0%      419,282     4.1%
 General & Admin                  1,080,971     7.4%    1,238,043     9.2%    (157,072)   -12.7%
 Depreciation & Amortization        440,678     3.0%      395,451     2.9%       45,227    11.4%
 Uncollectible Accounts             298,814     2.1%      292,387     2.2%        6,427     2.2%
                               ------------           ------------          ------------
 Operating Income               $ 2,136,757    14.7%  $ 1,458,139    10.8%    $ 678,618    46.5%
                               ============           ============          ============

 EBITDA                         $ 2,577,435    17.7%  $ 1,853,589    13.7%    $ 723,846    39.1%

 Admissions                           4,423                 4,208                   215     5.1%
 Patient Months of Care              11,487                11,614                 (127)    -1.1%
 Revenue per Patient Month           $1,265                $1,165                  $100     8.6%

In 2002, the Company earned a higher rate of reimbursement and incurred lower operating costs in its VN operations than were earned and incurred, respectively, in 2001, a result of the Company's work to prepare for operation under PPS. Costs of services, primarily labor and related costs, grew slower than admissions due to increased staff productivity. These reductions were accomplished in large part due to substantial investments made in information systems software employed in the operation of the segment. These efficiencies and systems also reduced general and administrative expenses for the period. The Company plans to continue its efforts to refine and improve the operating efficiencies of the segment. The Company generated 5% more admissions in 2002 than in 2001 while patient months of care declined 1% due to a shorter average length of stay. Bad debt expense approximated 2% of revenues in 2002 due to provision made for Medicare PPS collectibility. Since Medicare PPS is still relatively new, this rate may differ in the future.

Liquidity and Capital Resources

Revolving Credit Facility

Revolving Credit Facility. The Company has a $22.5 million credit facility with Bank One Kentucky NA, with an original expiration of June 30, 2003. The Company has received a commitment letter from the bank that extends the facility through September 30, 2003. The credit facility bears interest at the bank's prime rate plus 0% to 1.0%, (currently 0%) dependent upon total leverage. The facility is secured by substantially all assets of the Company and by the stock of the Company's subsidiaries. Borrowings are available equal to the greater of: a) a multiple of earnings before interest, taxes, depreciation and amortization (as defined) or, b) an asset based formula, primarily based on accounts receivable. Borrowings under the facility may be used for working capital, capital expenditures, acquisitions, development and growth of the business and other corporate purposes. As of June 30, 2002 the formula permitted approximately $22 million to be used of which approximately $9.5 million was outstanding. Additionally, an irrevocable letter of credit, totaling $2.7 million, was outstanding in connection with the Company's self-insured workers compensation and transportation insurance programs. Thus, a total of $12.2 million was either outstanding or committed as of June 30, 2002 while an additional $9.8 million was available for use. Additionally, at June 30, 2002, the Company had approximately $1.4 million in cash. The Company's revolving credit facility is subject to various financial covenants. As of June 30, 2002, the Company was in compliance with the covenants.

The Company believes that this facility will be sufficient to fund its operating needs for at least the next twelve months. Management will continue to evaluate additional sources of capital, including possible debt and equity investments in the Company, to support a more rapid development of the business than would be possible with internal funds.

Acquisition of Ohio Home Care Provider
On July 15, 2002, the Company completed its previously announced acquisition of the business and assets of Medlink of Ohio (Medlink). Medlink is a provider of home and community based health care services with branch operations in Cleveland and Akron Ohio. The acquired operations currently generate approximately $6 million of revenues annually. The purchase price was approximately $3.2 million, $2.9 million of which was funded from the Company's bank credit facility. The balance was financed with a three-year note payable to the seller.

On-Going Stock Buy Back Program
On-Going Stock Buy Back Program. In March 2001 the Company's Board of Directors authorized up to $1 million to be used to acquire shares of the Company's common stock. In April 2001, the Company initiated a stock repurchase plan in compliance with Rule 10b-18 of the Securities Exchange Act of 1934. This plan permits purchases to take place selectively from time to time in open market purchases through a broker or in privately negotiated transactions. Through June 30, 2002, a total of 60,571 shares have been repurchased under this program, all of which were in open market purchases. A total of $551,381 has been expended in these purchases for an average acquisition cost of $9.10 per share. For the quarter ended June 30, 2002, 3,171 shares were purchased for an average acquisition cost of $10.94

Cash Flows
Key elements to the Consolidated Statements of Cash Flows for the periods ending June 30, 2002 and 2001 were:

Net Change in Cash and Cash Equivalents           2002                2001
---------------------------------------     -----------------    ---------------
Continuing Operations
  Provided by (used in)
    Operating activities                         $  3,776,295      $  2,061,599
    Investing activities                           (1,062,465)       (1,734,581)
    Financing activities                           (3,238,535)       (1,652,903)
                                              ----------------   ---------------
Net increase (decrease) in cash and cash
  equivalents                                   $    (524,705)     $ (1,325,885)
                                              =================  ===============

2002
Net cash provided by operating activities resulted principally from current period income, net of changes in accounts receivable, accounts payable and accrued expenses. Accounts receivable days sales outstanding were 71 at June 30, 2002, down from 80 at December 31, 2001 due primarily to the collection of Medicare cost report settlements. The change in accounts payable and accrued liabilities consisted principally of reduction of self-insurance liabilities. Net cash used in investing activities resulted principally from amounts invested in adult day health services expansion activities and improvements in information systems. Net cash used by financing activities resulted primarily from repayments on the Company's credit facility and payment of capital lease obligations.

2001
Net cash provided by operating activities resulted principally from current period income, net of changes in accounts receivable, accounts payable and accrued expenses. The increase in accounts receivable resulted from volume increases. Days sales outstanding decreased slightly to 78 at June 30, 2001 from 81 at December 31, 2000. Net cash used in investing activities resulted principally from amounts invested in adult day health services expansion activities, and improvements in information systems. Net cash provided by financing activities resulted primarily from borrowings under the Company's credit facility and proceeds from stock option exercises, net of cash used for repurchases of common stock.

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

The Department of Health and Human Services (HHS) finalized the electronic transaction standards on August 17, 2000. Payors are required to comply with the transaction standards by October 16, 2002 or October 16, 2003, depending on the size of the payor and whether the payor requests a one-year waiver. Following compliance by its payors, the Company must comply with the transaction standards, to the extent it uses electronic data interchange. The Department of Health and Human Services issued the privacy standards on December 28, 2000, and, after certain delays, they became effective on April 14, 2001, with a compliance date of April 14, 2003. Once the Department of Health and Human Services has issued the security regulations in final form, affected parties will have approximately two years to be fully compliant. Sanctions for failing to comply with the HIPAA provisions related to health information practices include criminal and civil penalties.

On August 9, 2002, HHS published revisions to the previously issued privacy standards.

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

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" (SFAS 141) and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). These statements established new accounting and reporting standards for business combinations and associated goodwill and intangible assets. SFAS 141 eliminated the pooling of interest method of accounting and amortization of goodwill for business combinations initiated after June 30, 2001. SFAS 142, adopted by the Company January 1, 2002, requires that goodwill and intangible assets with indefinite useful lives can no longer be amortized, but instead must be tested for impairment at least annually. The Company has completed the initial test for impairment and concluded that no impairment currently exists. Net income for the three and six-month periods ended June 30, 2001 would have been approximately $20,000 and $40,000, respectively, higher under SFAS 142.

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

At June 30, 2002, a hypothetical 100 basis point increase in short-term interest rates would result in a reduction of approximately $114,900 in annual pre-tax earnings from continuing operations.

                                                     Commission File No.  1-9848


                           Part II - Other Information

        Item 1.  Legal Proceedings

               None

        Item 2.  Changes in Securities

               None

        Item 3.  Defaults Upon Senior Securities

               None

        Item 4.  Submission of Matters to a Vote of Security Holders

               None

        Item 5.  Other Information

               None

        Item 6

        (a) Exhibits

               99.1
               Certification of Chief Executive Officer pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               99.2
               Certification of Chief Financial Officer pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b)    Reports on Form 8-K

               The Company filed a Form 8-K dated May 30, 2002, Item 4, to report that the Audit Committee of its Board of Directors had dismissed Arthur Andersen LLP as the Company's independent public accountants and engaged Ernst & Young LLP to serve as the Company's independent accountants.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   August 14, 2002

                                                ALMOST FAMILY, INC.

                                                BY  /s/ William B. Yarmuth
                                                ------------------------
                                                William B. Yarmuth,
                                                Chairman of the Board, President
                                                and Chief Executive Officer


                                                BY  /s/ C. Steven Guenthner
                                                -------------------------
                                                C. Steven Guenthner,
                                                Senior Vice President and
                                                Chief Financial Officer

                                                                   Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


        In connection with the Quarterly Report of Almost Family, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William
B. Yarmuth, Chairman of the Board, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

        (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                                    /s/ William B. Yarmuth
                                    ----------------------
                                    William B. Yarmuth
                                    Chairman of the Board, President and
                                    Chief Executive Officer

                                    August 14, 2002

                                                               Exhibit 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


        In connection with the Quarterly Report of Almost Family, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, C. Steven Guenthner, Senior Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

        (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                                    /s/ C. Steven Guenthner
                                    -----------------------
                                    C. Steven Guenthner
                                    Senior Vice President and Chief
                                    Financial Officer

                                    August 14, 2002