Form 10-Q
period 2002-09-30
ALMOST FAMILY INC
filed 2002-11-13
CIK 799231

30



                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes _____   No __x__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Class of Common Stock $.10 par value

               Shares outstanding at September 30, 2002 2,268,427

                      ALMOST FAMILY, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX


      Part I.     Financial Information

          Item 1. Financial Statements

                  Consolidated Balance Sheets as of September 30, 2002
                  and December 31, 2001                              3

                  Consolidated Statements of Operations for the Three
                  Months ended September 30, 2002 and 2001           4

                  Consolidated Statements of Operations for the Nine
                  Months ended September 30, 2002 and 2001           5

                  Consolidated Statements of Cash Flows for the Nine
                  Months ended September 30, 2002 and 2001           6

                  Notes to Interim Consolidated Financial
                  Statements                                        7-12

          Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations              13-28

          Item 3. Quantitative and Qualitative Disclosures About
                  Market Risk                                       29

          Item 4. Controls and Procedures                           29

      Part II.    Other Information

                  Items 1 through 6                                 30

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                       INTERIM CONSOLIDATED BALANCE SHEETS



                      ASSETS                     September 30,   December 31,
                                                      2002          2001
                                                  -------------  -------------

                                                  (UNAUDITED)
  CURRENT ASSETS:
     Cash and cash equivalents                      $ 1,503,423  $ 1,928,391
     Accounts receivable - net                       16,943,589   17,896,966
     Prepaid expenses and other current assets          673,288    1,021,417
     Deferred tax assets                              2,043,003    1,764,281
                                                    ------------- -----------
          TOTAL CURRENT ASSETS                       21,163,303   22,611,055

  PROPERTY AND EQUIPMENT - NET                        8,676,453    8,113,938

  COST IN EXCESS OF NET ASSETS ACQUIRED - NET         6,298,409    3,783,448

  DEFERRED TAX ASSETS                                         -      143,662

  OTHER ASSETS                                        1,081,533    1,224,546
                                                    ----------- -------------
                                                    $37,219,698  $35,876,649
                                                    =========== =============


       LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
     Accounts payable and accrued liabilities       $10,492,707  $  10,309,546
     Current portion - capital lease obligation         372,791        338,402
                                                   ------------  -------------
                                                     10,865,498     10,647,948
                                                   ------------  -------------

  LONG-TERM LIABILITIES:
     Revolving credit facility                       13,846,081     12,586,532
     Capital lease obligation                           937,736        837,934
     Term Debt                                          638,758        352,687
     Other liabilities                                1,001,940      1,070,137
                                                  -------------  -------------
     Deferred tax liabilities                           226,682              -
                                                  -------------  -------------
            TOTAL LONG-TERM LIABILITIES              16,651,030     14,847,290
                                                  -------------  -------------
            TOTAL LIABILITIES                        27,516,695     25,495,238
                                                  -------------  -------------

  COMMITMENTS AND CONTINGENCIES (Note 3)

  STOCKHOLDERS' EQUITY:
     Common stock, par value $0.10; authorized
       10,000,000 shares; 3,349,674 and 3,317,874
       issued and outstanding                           334,970        331,790
     Treasury stock, at cost, 1,081,247 and          (7,658,081)    (5,783,597)
       837,312 shares
     Additional paid-in capital                      26,265,403     26,040,728
       Accumulated deficit                           (9,239,289)   (10,207,510)
                                                  -------------  -------------
            TOTAL STOCKHOLDERS' EQUITY                9,703,003     10,381,411
                                                  -------------  -------------
                                                  $  37,219,698  $  35,876,649
                                                  =============  =============





            See accompanying notes to interim consolidated financial statements.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                    INTERIM CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                      Three Months Ended
                                                 ----------------------------
                                                September 30,   September 30,
                                                    2002           2001(1)
                                                 ------------   -------------

   Net revenues                                  $21,908,806    $19,663,245
   Cost of services                               18,256,946     15,959,656
   General and administrative expenses             1,933,077      1,622,585
   Depreciation and amortization expense             570,554        413,116
   Provision for uncollectible accounts              366,765        278,885
                                                 ------------   ------------
   Income before other income (expense) and
     income taxes                                    781,464      1,389,003

   Other income (expense):

    Interest expense                                 212,111        226,489
                                                 ------------   ------------
   Income before income taxes                        569,353      1,162,514

   Income tax expense                                228,226        488,256
                                                 ------------   ------------
     Net income from continuing operations       $   341,127    $   674,258

   Discontinued Operations:
   Gain from reversal of previously recorded
     disposal charge, net of applicable
     income tax provision                                  -      1,087,350
                                                 ------------   ------------
   Net Income                                    $   341,127    $ 1,761,608
                                                 ============   ============

   Earnings per Share - Basic
     Weighted Average Basic Shares                 2,397,563      2,486,720

     Net income (loss) from continuing
       operations                                $      0.14    $      0.27
   Discontinued Operations:
   Gain from reversal of previously recorded
     disposal charge, net
     of applicable income tax provision                    -           0.44
                                                 ------------   ------------
   Net Income                                    $       0.14   $      0.71
                                                 ============   ============

   Earnings per share amounts - Diluted:
     Weighted Average Diluted Shares                2,812,119     2,954,975

     Net income (loss) from continuing
       operations                                $       0.12   $      0.23
   Discontinued Operations:
   Gain from reversal of previously recorded
     disposal charge, net of applicable
     income tax provision                                   -          0.37
                                                 ------------   ------------
   Net Income                                    $       0.12   $      0.60
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

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                    INTERIM CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                      Nine Months Ended
                                                 ----------------------------
                                                September 30,   September 30,
                                                    2002           2001(1)
                                                 ------------   -------------

   Net revenues                                 $63,302,774    $58,489,743

   Cost of services                              51,940,365     47,728,902
   General and administrative expenses            5,636,449      4,939,158
   Depreciation and amortization expense          1,623,574      1,099,177
   Provision for uncollectible accounts           1,060,021        849,335
   Costs associated with restatement of             815,794              -
   financial statements (Note 2)
                                               -------------  -------------
   Income before other income (expense) and       2,226,571      3,873,171
     income taxes

   Other income (expense):
    Interest expense                                612,063        641,475
                                               -------------  -------------
   Income before income taxes                     1,614,508      3,231,696

   Income tax expense                               646,288      1,398,125
                                               -------------  -------------
     Net income from continuing operations      $   968,220    $ 1,833,571

   Discontinued Operations:
   Gain from reversal of previously recorded
     disposal charge, net of applicable income
     tax provision                                        -      1,087,350
                                               -------------  -------------
      Net Income                                $   968,220    $ 2,920,921
                                               =============  =============
   Earnings per Share - Basic
     Weighted Average Basic Shares                2,464,858      2,496,026

     Net income (loss) from continuing          $      0.39    $      0.73
       operations
   Discontinued Operations:
   Gain from reversal of previously recorded
     disposal charge, net of applicable
     income tax provision                                 -           0.44
                                               -------------  -------------
   Net Income                                   $      0.39    $      1.17
                                               =============  =============

   Earnings per share amounts - Diluted:
     Weighted Average Diluted Shares              2,913,739      2,916,231

     Net income (loss) from continuing          $      0.33    $      0.63
       operations
   Discontinued Operations:
   Gain from reversal of previously recorded
     disposal charge, net of applicable
     income tax provision                                 -           0.37
                                               -------------  -------------
   Net Income                                   $      0.33    $      1.00
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

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                    Nine Months Ended
                                             -------------------------------
                                              September 30,    September 30,
                                                  2002            2001(1)
                                             -------------   ---------------

  Cash flows from operating activities:
  Net income                                 $   968,220     $  2,920,921
  Less net income (loss) from discontinued
  operations                                           -        1,087,350
                                             -------------   ---------------
  Net Income (loss) from continuing
    operations                                   968,220        1,833,571

  Adjustments to reconcile net income to
    net cash provided (used) in operating
    activities:
       Depreciation and amortization           1,623,574        1,099,178
       Deferred income taxes                     230,059          345,931
       Provision for uncollectible accounts    1,060,021          849,335
                                             -------------   ---------------
                                               3,881,874        4,128,015
  Change in certain net assets, net of
    effects of business acquisition:
       (Increase) decrease in:
           Accounts receivable                   591,812       (1,394,564)
           Prepaid expenses and other
             current assets                      287,190       (1,182,929)
           Other assets                          143,013          (95,196)
       Increase (decrease) in:
           Accounts payable and accrued          144,258          367,134
             liabilities
           Other liabilities                     (68,196)        (176,192)
                                             -------------   ---------------
           Net cash provided (used) by         4,979,951        1,646,268
             operating activities            -------------   ---------------

  Cash flows from investing activities:
     Capital expenditures                     (1,751,318)      (2,649,097)
     Acquisition of business                  (2,874,513)         (66,020)
                                             -------------   ---------------
         Net cash provided (used) by          (4,625,831)      (2,715,117)
           investing activities              -------------   ---------------

  Cash flows from financing activities:
       Net revolving credit facility
         borrowings                            1,259,549        4,428,119
       Repurchase of common shares            (1,874,484)      (5,687,622)
       Proceeds from stock option exercises       89,418          329,956
       Principal payments on debt and           (253,571)         380,542
         capital leases                     -------------   ---------------
  Net cash provided (used) by financing
    activities                                  (779,088)        (549,005)
                                             -------------   ---------------

  Net increase/(decrease) in cash               (424,968)      (1,617,854)

  Cash and cash equivalents at beginning of
    period                                     1,928,391        2,166,147
                                             -------------   ---------------
  Cash and cash equivalents at end of period $ 1,503,423     $    548,293
                                             =============   ===============

(1) Where appropriate, amounts for these periods have been restated and reclassified as discussed in Notes 2 and 4 to the financial statements.

      See accompanying notes to interim consolidated financial statements.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

The accompanying interim consolidated financial statements for the three months and nine months ended September 30, 2002 and 2001 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. Accordingly, the reader of this Form 10-Q is referred to the Company's Form 10-K for the nine months ended December 31, 2001 for further information. In the opinion of management of the Company, the accompanying unaudited interim financial statements reflect all adjustments (consisting of normally recurring adjustments) necessary to present fairly the financial position at September 30, 2002 and the results of operations and cash flows for the periods ended September 30, 2002 and 2001. Refer to the Company's Form 10-K for the nine-months ended December 31, 2001 for a complete discussion of the restatement of the Company's financial statements for the fiscal years ended March 31, 2001 and 2000, the Company's change in fiscal year, and the Company's decision to retain its Visiting Nurse (VN) operating segment.

The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the operating results for the year.

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

The ability of payors to meet their obligations depends upon their financial stability, future legislation and regulatory actions. With the exception of the matter discussed in Note 11, the Company does not believe there are any significant credit risks associated with receivables from Federal and state third-party reimbursement programs. The allowance for doubtful accounts principally consists of management's estimate of amounts that may prove uncollectible for coverage, eligibility and technical reasons.

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

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


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

   Components of the restatement and their approximate effect on previously reported net income, for the three and nine month periods ended September 30, 2001 are set forth in the following table (amounts rounded to nearest thousand dollars):
                                           Three Months Ended  Nine Months Ended
                                               September 30,      September 30,
                                                      2001           2001
                                                 ------------------------------
Increase in health self-insurance expense        $  485,000    $    1,287,000
Increase (decrease) in workers compensation
and automobile self-insurance expense               (75,000)          (18,000)

Reversal of previously recorded management
  bonuses that will not be paid as a result of     (106,000)         (293,000)
  the restatement
Additional revenues recorded from amending
Medicare and Medicaid cost reports due to
  restatement                                             -           (64,000)
                                                   -----------------------------
Total reduction in pre-tax income due to
  restatement                                       304,000           912,000
  Income tax effect                                (135,000)         (403,000)
                                                 ------------------------------
Total reduction in net income due to restatement    169,000           509,000
Net income as previously reported                 1,931,000         3,430,000
                                                 ------------------------------
  Net income as restated                         $1,762,000    $    2,921,000
                                                 ==============================
Basic Earnings Per Share
  As previously reported                         $     0.78    $         1.36
  As restated                                    $     0.71    $         1.17

Diluted Earnings Per Share
  As previously reported                         $     0.66    $         1.16
  As restated                                    $     0.60    $         1.00

   In the quarter ended March 31, 2002, the Company recorded approximately $816,000 (pre-tax) related to the cost of conducting the investigation into this matter, consisting primarily of professional fees. There can be no assurance that additional costs will not be incurred in subsequent periods.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

3.   COMMITMENTS AND CONTINGENCIES
Insurance Programs

Self-Insurance Programs. The Company bears significant risk under its self-insured employee health, automobile and workers' compensation programs. A brief description of each program is set forth below:

The Company's self-insured employee health program has an excess-loss insurance policy that reimburses the Company for covered expenses, in excess of a specific deductible for each covered person and an annual aggregate deductible for all covered claims. Effective September 1, 2002, the Company moved the management of the health program from a regional third party administrator to Cigna Healthcare, a national insurance carrier. Additionally, as of September 1, 2002, certain changes in the benefits were made and the rates the Company charges employees for coverage were increased.

Under its automobile and workers' compensation self-insurance programs, the Company bears risk up to $100,000 per incident and up to an annual aggregate deductible. The Company carries insurance coverage for amounts in excess of the $100,000 per incident amount and for amounts in excess of the annual aggregate deductible. Additionally, the Company also carries umbrella coverage.

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

Insurance Renewals. The Company believes that its present insurance coverage is adequate. The current insurance contracts run through April 1, 2003. While the Company believes it will be able to purchase insurance coverage in the future there can be no assurance that the Company will be able to do so, nor is the Company currently able to predict changes in the cost of insurance renewal.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


 Legal Proceedings

The Company is currently, and from time to time, subject to claims and suits arising in the ordinary course of its business, including claims for damages for personal injuries. In the opinion of management, the ultimate resolution of any of these pending claims and legal proceedings will not have a material effect on the Company's financial position or results of operations.

On January 26, 1994 Franklin Capital Associates L.P. (Franklin), and others filed suit in Chancery Court of Williamson County, Tennessee claiming unspecified damages not to exceed $3 million dollars in connection with registration rights they received in the Company's acquisition of certain home health operations in February 1991. The 1994 suit alleged that the Company failed to use its best efforts to register the shares held by the plaintiffs as required by the merger agreement. The Company settled with the non-Franklin plaintiffs shortly before the case went to trial in February 2000. In mid-trial Franklin voluntarily withdrew its complaint reserving its legal rights to bring a new suit. In April 2000, Franklin refiled its lawsuit. The Company believes it has meritorious defenses to the claims and does not expect that the ultimate outcome of the suit will have a material impact on the Company's results of operations, liquidity or financial position. The Company plans to vigorously defend its position in this case. Estimated costs of litigation have been accrued in the accompanying balance sheets.

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

5.    SEGMENT DATA

The Company operates in two reportable business segments: Adult Day Health Services (ADHS), and Visiting Nurses (VN). Reportable segments have been identified based upon how management has organized the business by services provided to customers and the criteria in SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". The Company's ADHS segment includes the aggregation of its Adult Day Care (ADC) in-center operations and in-home personal care operations, both of which provide predominantly long-term health care and custodial services that enable recipients to avoid nursing home admission. Sources of reimbursement, reimbursement rates per day and contribution margins from the Company's ADC and in-home personal care operations are alike. The Company's VN segment provides skilled medical services in patients' homes largely to enable recipients to reduce or avoid periods of hospitalization and/or nursing home care. Approximately 87% of the VN segment revenues are generated from the Medicare program. VN Medicare revenues are generated on a per episode basis rather than a fee per visit or day of care. Certain general and administrative expenses incurred at the corporate level have not been allocated to the segments. The Company has operations in Alabama, Connecticut, Florida, Indiana, Kentucky, Maryland, Massachusetts, and Ohio.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                              Three Months September       Nine Months September
                          --------------------------  --------------------------
                               2002          2001          2002           2001
                           -------------  -----------  -------------   ---------
 Net Revenues
 Adult day health services $15,164,663   $12,802,771  $42,032,355    $38,095,476
 Visiting nurses             6,744,143     6,860,474   21,270,419     20,394,267
                          -------------  -----------  -------------   ----------
                           $21,908,806   $19,663,245  $63,302,774    $58,489,743
                          =============  ===========  =============   ==========
 Contribution
 Adult day health services     584,658       731,703    1,518,641      2,541,941
 Visiting nurses               603,518       939,428    2,704,968      2,102,919
                          -------------  -----------  -------------   ----------
                             1,188,176     1,671,131    4,223,609      4,644,860

 Corporate/Unallocated         618,823       508,617    2,609,101(1)   1,413,164
                          -------------  -----------  -------------   ----------
 Pre-Tax Income             $  569,353   $ 1,162,514  $ 1,614,508    $ 3,231,696
                          =============  ===========  =============   ==========

      (1) Includes approximately $816,000 related to the cost of conducting an investigation of the restatement of the financial statements.

6.    Accounting Pronouncement

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" (SFAS 141) and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). These statements established new accounting and reporting standards for business combinations and associated goodwill and intangible assets. SFAS 141 eliminated the pooling of interest method of accounting and amortization of goodwill for business combinations initiated after June 30, 2001. SFAS 142, adopted by the Company January 1, 2002, requires that goodwill and intangible assets with indefinite useful lives can no longer be amortized, but instead must be tested for impairment at least annually. The Company has completed the initial test for impairment and concluded that no impairment currently exists. Net income for the three and nine-month periods ended September 30, 2001 would have been approximately $20,000 and $60,000, respectively, higher under SFAS 142. The change in goodwill recorded during the quarter ended September 30, 2002 related solely to the business acquisition described in Note 9.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and the accounting and reporting provisions for APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The Company adopted SFAS No. 144 on January 1, 2002 and there was no effect on the financial position and results of operations of the Company.

7.    Capitalized Software Development Costs

Consistent with AICPA Statement of Position 98-1, the Company capitalizes the cost of internally generated computer software developed for the Company's own use. Software development costs of approximately $489,000 and $284,000 and $1,069,000 and $971,000 were capitalized in the three-months and nine months ended September 2002 and 2001, respectively. Capitalized software development costs are amortized over a three-year period following the initial implementation of the software.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

8.    Medicare Rate Change

A Medicare rate decrease of approximately 5.3% went into effect October 1, 2002. Medicare reimburses the Company's Visiting Nurse Segment for patient care episodes up to 60 days in length. Because Medicare made the rate change effective for episodes ending on or after October 1, 2002 a portion of the patient episodes provided in the quarter ended September 30, 2002 were impacted. As a result, revenues for the quarter ended September 30, 2002 were approximately $61,000 lower than they would have been if the rate cut had not been enacted. If the rate cut had been in effect for the entire three and nine months ended September 30, 2002, the Company's revenues would have been lower by approximately $208,000 and $718,000 respectively.

9.    Acquisition of Ohio Home Care Provider

On July 18, 2002, the Company completed its previously announced acquisition of the business and assets of Medlink of Ohio (Medlink). Medlink is a provider of in-home personal care services with branch operations in Cleveland and Akron Ohio. The acquired operations, which currently generate approximately $6 million of revenues annually, give the Company significant market presence in the northeast Ohio area, and are included in the Company's Adult Day Health Services Segment.

The purchase price was approximately $3.2 million, $2.9 million of which was funded from the Company's bank credit facility. The balance was financed with a three-year note payable to the seller. The acquired operations added approximately $1.4 million to revenues and $180,000 to the consolidated pre-tax income for the quarter ended September 30, 2002.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Since the acquisition was just completed in the current quarter, the Company has not yet finalized the valuation of intangible assets; thus, the allocation of the purchase price is subject to refinement.

At July 18, 2002 (rounded to nearest thousands):

      Accounts receivable              $ 698,000
      Property, plant and equipment       35,000
      Goodwill                         2,515,000
                                     -----------
        Assets acquired                3,248,000
      Liabilities assumed                (39,000)
                                     -----------
      Net assets acquired            $ 3,209,000
                                     ===========

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

9.  Acquisition of Ohio Home Care Provider (continued)

 The unaudited pro forma consolidated results of operations of the Company as if this acquisition had been made at the beginning of 2001 are as follows:

                     Three Months September       Nine Months September
                   ---------------------------------------------------------
                       2002            2001         2002           2001
                   -------------   --------------------------  -------------
Revenues           $22,298,872     $ 21,225,649 $ 67,695,061   $ 61,980,284
Net Income from
 continuing
 operations            370,539          780,396    1,272,090      2,084,991
Earnings per Share
  Basic            $      0.15     $       0.31 $       0.52   $       0.84
  Diluted          $      0.13     $       0.26 $       0.44   $       0.71

10.  Share Redemption

On August 19, 2002, the Company acquired 210,100 shares of its own common shares from a private investor at a total cost of approximately $1.5 million. The Company also purchased an additional 29,500 shares of its common stock in open market purchases for a total cost of approximately $300,000 during the quarter ended September 30, 2002.

11.   Ky Transportation Program

Prior to July 1, 2002, the Medicaid program of the Commonwealth of Kentucky managed its transportation program internally. Effective July 1, 2002 the Medicaid program contracted with an independent broker (the Broker) for the management of its transportation reimbursement program in the Louisville KY area. The Broker then contracted with the Company, among others, for the provision of transportation services to Medicaid beneficiaries. Company services pursuant to the contract are limited to transportation of Medicaid beneficiaries who also attend the Company's in-center adult day care programs. The Broker almost immediately began to encounter significant financial difficulties and has paid the Company for only a small portion of the amounts due for services rendered. On October 22, 2002, three of the Broker's other contracted providers filed a motion with U.S. Bankruptcy Court to liquidate the Broker under Chapter 7 of the Federal Bankruptcy Code.

The Company is engaged in discussions with Kentucky Medicaid officials for the resolution of amounts due the Company for provision of these transportation services to Kentucky Medicaid beneficiaries. As of October 31, 2002, the Broker owed the Company approximately $500,000 for services provided through that date. Although the Company currently believes it will be successful in ultimately collecting the amounts currently due it under this arrangement, there can be no assurance that such amounts will in fact be collected. Should it become evident in the future that a material amount will not be collectible, the Company would, at that time, record an additional provision for uncollectible accounts.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Cautionary Statements - Forward Outlook and Risks

Some of the matters discussed in this filing include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," "thinks," and similar expressions are forward-looking statements. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to, those set forth in the section on Cautionary Statements - Forward Outlook and Risks in Part I, and the Notes to the Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations, in the Company's Form 10-K for the nine-months ended December 31, 2001.

Although we believe that these statements are based upon reasonable assumptions, we can give no assurance that the anticipated results will be achieved. Given these uncertainties, prospective investors are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements are made as of the date of this filing. We assume no obligation to update or revise them or provide reasons why actual results may differ.

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

Components of the restatement and their approximate effect on previously reported net income, for the three and nine month periods ended September 30, 2002 are set forth in the following table (amounts rounded to nearest thousand dollars):
                                           Three Months ended  Nine Months Ended
                                               September 30,      September 30,
                                                      2001           2001
                                                 ------------------------------
Increase in health self-insurance expense        $  485,000    $    1,287,000
Increase (decrease) in workers compensation
and automobile                                      (75,000)          (18,000)
  self-insurance expense
Reversal of previously recorded management
bonuses that will not be paid as a result of       (106,000)         (293,000)
the restatement
Additional revenues recorded from amending
Medicare and                                              -           (64,000)
  Medicaid cost reports due to restatement
                                                 ------------------------------
Total reduction in pre-tax income due to
restatement                                         304,000           912,000
  Income tax effect                                (135,000)         (403,000)
                                                 ------------------------------
Total reduction in net income due to
  restatement                                       169,000           509,000
Net income as previously reported                 1,931,000         3,430,000
                                                 ------------------------------
    Net income as restated                       $1,762,000    $    2,921,000
                                                 ==============================

Basic Earnings Per Share
  As previously reported                         $     0.78    $         1.36
  As restated                                    $     0.71    $         1.17

Diluted Earnings Per Share
  As previously reported                         $     0.66    $         1.16
  As restated                                    $     0.60    $         1.00

In the quarter ended March 31, 2002, the Company recorded approximately $816,000 (pre-tax) related to the cost of conducting the investigation into this matter, consisting primarily of professional fees. There can be no assurance that additional costs will not be incurred in subsequent periods.

RESULTS OF CONTINUING OPERATIONS

Three Months Ended September 30, 2002 Compared with Three Months Ended September 30, 2001

  Consolidated                   2002             2001 (1)            Change
  ------------
                           -----------------------------------------------------
                               Amount  % Rev     Amount  % Rev      Amount    %
                           -----------------------------------------------------
Net Revenues     ADHS    $15,164,663  69.2% $12,802,771  65.1% $2,361,892  18.4%

                 VN        6,744,143  30.8%   6,860,474  34.9%   (116,331) -1.7%
                         -----------       ------------        ----------
                         $21,908,806 100.0% $19,663,245 100.0% $2,245,561  11.4%
                         ===========       ============        ==========

Operating Income ADHS    $   790,213   5.2% $   872,756   6.8% $  (82,543) -9.5%
                 VN          610,074   9.1%   1,024,864  14.9%   (414,790)-40.5%
                         -----------       ------------        ----------
                           1,400,287   6.4%   1,897,620   9.7%   (497,333)-26.2%
Unallocated corporate
  expenses                   618,823   2.8%     508,617   2.6%    110,206  21.7%
                         -----------       ------------        ----------
EBIT                         781,464   3.6%   1,389,003   7.1%   (607,539)-43.7%
Interest expense             212,111   1.0%     226,489   1.2%    (14,378) -6.3%
Income taxes                 228,226   1.0%     488,256   2.5%   (260,030)-53.3%
                         -----------       ------------        ----------
Net from continuing
  operations             $   341,127   1.6% $   674,258   3.4% $ (333,131)-49.4%
                         ===========       ============         ==========
EBITDA (2)               $ 1,352,018   6.2% $ 1,802,119   9.2% $ (450,101)-25.0%

Effective Tax Rate                40%                42%               (2%)

   (1)Where appropriate, amounts for these periods have been restated and reclassified as discussed in the Company's Form 10-K for the nine-months ended December 31, 2001.
   (2)Earnings before interest, taxes, depreciation and amortization.

The Company's net revenues grew approximately $2.2 million or 11.4%. The acquisition of Medlink OH accounted for approximately $1.4 million of the revenue growth between periods with the balance of ADHS revenue growth coming primarily from adult day care (ADC) in-center volume growth. VN segment revenues declined primarily due to lower reimbursement rates from both the Medicare and the Kentucky Medicaid programs. Operating income before unallocated corporate expense decreased from the same period last year primarily as a result of increased insurance costs, increased labor costs in the adult day care centers and lower VN reimbursement rates. Additional costs were also incurred for increased staffing for training, auditing, information systems and compliance programs. The Medlink acquisition added approximately $180,000 to pre-tax income in the quarter ended September 30, 2002.

The effective income tax rate was approximately 40% of income before income taxes for 2002 as compared to an effective income tax rate of approximately 42% for 2001. The higher tax rate used in the quarter ended September 30, 2001 was a result of taxable losses incurred in certain state and local jurisdictions and the establishment of a valuation allowance against the realization of the related net operating loss carry forwards. Taxable income is expected to be generated in those jurisdictions during the fiscal year ending December 31, 2002.

As of September 30, 2002, the Company has current net deferred tax assets of approximately $2,043,000 and long-term net deferred tax liabilities of $227,000. The Company has provided a valuation allowance against certain net deferred tax assets based upon the expected realization of those assets through future taxable income. This valuation was based in large part on the Company's history of generating operating income or losses in individual tax locales and expectations for the future. The Company's ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, competitive pressures on revenues and margins and legislation and regulation at all levels of government. Management has considered the above factors in reaching its conclusions that it is more likely than not that future taxable income will be sufficient to fully utilize the net deferred tax assets. However, there can be no assurances that the Company will meet its expectations of future taxable income.

Adult Day Health Services (ADHS) Segment-Three Months
The Company's ADHS segment includes the aggregation of its ADC in-center operations and in-home personal care operations, both of which provide predominantly long-term health care and custodial services that enable patients to avoid nursing home admission. Sources of reimbursement, reimbursement rates per day and contribution margins from the Company's ADC and personal care operations are alike.

                                   Three Months Ended September 30,
                                2002               2001              Change
                         -------------------------------------------------------

                             Amount   % Rev     Amount   % Rev     Amount    %
                         -------------------------------------------------------
 Net Revenues          $15,164,663   100.0% $12,802,771 100.0% $2,361,892  18.4%
 Cost of Services       13,029,282    85.9%  10,921,792  85.3%  2,107,490  19.3%
 General &                 828,254     5.5%     665,020   5.2%    163,234  24.5%
 Administrative
 Depreciation &            281,810     1.9%     203,757   1.6%     78,053  38.3%
 Amortization
 Uncollectible Accounts    235,104     1.6%     139,446   1.1%     95,658  68.6%
                       ------------         ------------        ----------
 Operating Income      $   790,213     5.2% $   872,756   6.8% $  (82,543) -9.5%
                       ============         ============         ==========
   EBITDA              $ 1,072,023     7.1% $ 1,076,513   8.4% $   (4,490) -0.4%

 Admissions                  1,000                1,198              (198)-16.5%
 Patient months of care     16,249               14,187             2,062  14.5%
 Patient days of care      214,652              178,440            36,212  20.3%

 Revenue Per Patient
   Day                 $     70.65          $     71.75        $    (1.10) -1.5%

 ADC In-Center
   Average Weekday
     Attendance              1,321               1,235                 86   6.9%
   Center Capacity           1,791               1,679                112   6.7%
   Center Occupancy Rate     73.7%               73.5%               0.2%   0.3%

ADHS revenues increased 18% to $15.1 million for the three months ended September 30, 2002 from $12.8 million in the same quarter of the prior year for a total increase of $2.3 million. The acquisition of Medlink Ohio, an in home personal care operation, accounted for approximately $1.4 million of the increase. The remainder of the increase was generated predominately from increased ADC in-center volumes. Average revenue per day of care declined about 2% as a result of changes in the mix of business between states in which the Company provides services. ADC volumes increased due to higher attendance levels in the Company's adult day care in-center programs. Occupancy in the adult day care centers was 73.7% of capacity in the 2002 period and 73.5% of capacity in the 2001 period.

The average center capacity increased approximately 7% with the opening of new centers in Bardstown and Ft. Thomas KY, and Ft. Myers FL. As of October 1, 2002, total system capacity was 1,791 guests per day.

Cost of services as a percent of revenues increased to 85.9% in 2002 from 85.3% in 2001 primarily as a result of increased insurance costs and higher staffing costs in the adult day centers. General and administrative expenses increased significantly with the addition of staff support for information systems, operational audits, training and employee communications. Depreciation and amortization increased primarily due to the addition of new guest transportation vans and investments in information technology. Management establishes an allowance for uncollectible accounts based on its estimate of probable collection losses.

Effective July 1, 2002, the Commonwealth of Kentucky changed its reimbursement program for in-home personal care services (non-skilled). Prior to July 1, 2002, the services had been reimbursed on a cost-based system. Effective July 1, 2002 services are now reimbursed on a fee per unit of service basis at a rate lower than the historical reimbursement rates. The Company has implemented changes to its operations designed to reduce operating costs. These actions were taken during the quarter ended September 30, 2002 and thus will not be fully in effect until later quarters. The net effect of these reimbursement and cost changes was to lower ADHS segment operating income by approximately $69,000 in the quarter ended September 30, 2002.

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

                                    Three Months Ended September 30,
                                2002               2001             Change
                         -------------------------------------------------------
                           Amount    % Rev    Amount    % Rev    Amount     %
                         -------------------------------------------------------
 Revenues              $6,744,143  100.0% $6,860,474  100.0% $(116,331)   -1.7%
 Cost of Services       5,227,664   77.5%  5,037,864   73.4%   189,800     3.8%
 General & Admin          532,767    7.9%    478,693    7.0%    54,074    11.3%
 Depreciation &
   Amortization           241,977    3.6%    179,614    2.6%    62,363    34.7%
 Uncollectible Accounts   131,661    2.0%    139,439    2.0%    (7,778)   -5.6%
                       -----------        -----------         ----------
 Operating Income      $  610,074    9.0% $1,024,864   14.9%  (414,790)  -40.5%
                       ===========        ===========         ==========

 EBITDA                $  852,051   12.6% $1,204,478   17.6% $(352,427)  -29.3%

 Admissions                 2,092              1,960               132     6.7%
 Patient Months of Care     5,424              5,261               163     3.1%
 Revenue per Patient
   Month               $    1,243         $    1,304         $     (61)   -4.6%

A Medicare rate decrease of approximately 5.3% went into effect October 1, 2002. Medicare reimburses the Company's Visiting Nurse Segment for patient care episodes up to 60 days in length. Because Medicare made the rate change effective for episodes ending on or after October 1, 2002 a portion of the patient episodes provided in the quarter ended September 30, 2002 were impacted. As a result, revenues for the quarter ended September 30, 2002 were approximately $61,000 lower than they would have been if the rate cut had not been enacted. If the rate cut had been in effect for the entire three and nine months ended September 30, 2002, the Company's revenues would have been lower by approximately $208,000 and $718,000 respectively.

Effective July 1, 2002, the Commonwealth of Kentucky changed its reimbursement program for in-home health services (skilled). Prior to July 1, 2002, the services had been reimbursed on a cost-based system. Effective July 1, 2002 services are now reimbursed on a fee per unit of service basis at a rate lower than the historical reimbursement rates. The net effect of the reimbursement change was to lower VN segment operating income by approximately $62,000 in the quarter ended September 30, 2002.

Costs of services, primarily labor and related costs, grew at approximately the same rate as patient months of care with relatively flat staff productivity. The decrease in revenue per patient month resulted primarily from the reimbursement changes described above. Increased general and administrative and depreciation costs were incurred due to increased staffing, and continued investment in information systems, respectively. The Company generated 7% more admissions in 2002 than in 2001 while patient months of care increased about 3% due to a shorter average length of stay.

VN Seasonality
The Company's VN segment normally experiences seasonality in its operating results. Specifically, the VN Segment typically generates lower operating income in the quarter ended September than in the other quarters due to the seasonality of senior population in the Company's south Florida markets.

Nine Months Ended September 30, 2002 Compared with Nine Months Ended September 30, 2001

  Consolidated                   2002             2001 (1)            Change
  ------------             -----------------------------------------------------
                              Amount  % Rev     Amount   % Rev    Amount   % Rev
                           -----------------------------------------------------
Net Revenues     ADHS   $42,032,355  66.4% $38,095,476  65.1%  $3,936,879  10.3%
                 VN      21,270,419  33.6%  20,394,267  34.9%     876,152   4.3%
                        -----------       ------------         -----------
                         63,302,774 100.0%  58,489,743 100.0%   4,813,031   8.2%
                        ===========       ============         ===========

Operating Income ADHS     2,067,276   4.9%   2,803,332   7.4%    (736,056)-26.3%
                 VN       2,768,396  13.0%   2,483,003  12.2%     285,393  11.5%
                        -----------       ------------        -----------
                          4,835,672  7.6%    5,286,335   9.0%    (450,663) -8.5%
Unallocated corporate
  expenses                2,609,101  4.1%    1,413,164   2.4%   1,195,937  84.6%
                         ----------       ------------        -----------
EBIT                      2,226,571  3.5%    3,873,171   6.6%  (1,646,600)-42.5%

Interest expense            612,063  1.0%      641,475   1.1%     (29,412) -4.6%
Income taxes                646,288  1.0%    1,398,125   2.4%    (751,837)-53.8%
                        -----------       ------------        -----------
Net from continuing
  operations            $   968,220  1.5%  $ 1,833,571   3.1% $  (865,351)-47.2%
                        ===========       ============        ===========

EBITDA  (2)             $ 3,850,145  6.1%  $ 4,972,348   8.5% $(1,122,203)-22.6%

Effective Tax Rate               40%               43%                (3%)

   (1)Where appropriate, amounts for these periods have been restated and reclassified as discussed in the Company's Form 10-K for the nine-months ended December 31, 2001.
   (2)Earnings before interest, taxes, depreciation and amortization.

The Company's net revenues grew approximately $4.8 million or 8% as a result of increased days of care in the ADHS segment and improved patient volumes partially offset by lower volumes in the VN segment. The acquisition of the Medlink Ohio in-home personal care operations accounted for $1.4 million of the revenue growth between periods. Operating income before unallocated corporate expense decreased from the same period last year. As noted in the discussion of quarterly results, operating income for the nine months ended September 30, 2002 was unfavorably impacted by increased insurance costs, unfavorable reimbursement changes, increased labor costs in the adult day care centers, and increased costs for training, auditing, systems and compliance programs. The Medlink acquisition added approximately $180,000 to pre-tax income in the nine months ended September 30, 2002. Unallocated corporate expenses in the nine months ended September 30, 2002 included approximately $816,000, consisting primarily of professional fees, related to the cost of conducting the investigation into the restatement of the Company's financial statements as previously discussed. There can be no assurance that additional costs will not be incurred in subsequent periods.

The effective income tax rate was approximately 40% of income before income taxes for 2002 as compared to an effective income tax rate of approximately 43% for 2001. The higher tax rate used in the nine months ended September 30, 2001 was a result of taxable losses incurred in certain state and local jurisdictions and the establishment of a valuation allowance against the realization of the related net operating loss carry forwards. Taxable income is expected to be generated in those jurisdictions during the fiscal year ending December 31, 2002.

Adult Day Health Services (ADHS) Segment-Nine Months

                                      Nine Months Ended June 30,
                                2002               2001              Change
                         -------------------------------------------------------
                           Amount      % Rev     Amount   % Rev   Amount     %
                       ---------------------------------------------------------
 Net Revenues            $ 42,032,355 100.0% $38,095,476 100.0% $3,936,879 10.3%
 Cost of Services          36,164,795  86.0%  32,541,263  85.4%  3,623,532 11.1%
 General & administrative   2,361,072  5.6%    1,841,170   4.8%    519,902 28.2%
 Depreciation
   Amortization               809,666  1.9%      492,201   1.3%    317,465 64.5%
 Uncollectible Accounts       629,546  1.5%      417,510   1.1%    212,036 50.8%
                         ------------        ------------        ---------
 Operating Income         $ 2,067,276  4.9%  $ 2,803,332   7.4% $(736,056)-26.3%
                         ============        ============        =========

   EBITDA                 $ 2,876,942  6.8%  $ 3,295,534   8.7% $(418,592)-12.7%

 Admissions                     3,074              3,433             (359)-10.5%
 Patient months of care        46,160             41,986            4,174   9.9%
 Patient days of care         595,720            528,887           66,833  12.6%

 Revenue Per Patient Day   $    70.56        $     72.03        $   (1.47) -2.0%

 ADC In-Center
   Average Weekday Attendance   1,320              1,214              106   8.8%
   Center Capacity              1,791              1,661              130   7.8%
   Center Occupancy Rate        73.7%              73.1%             0.6%   0.8%

ADHS revenues increased 10% to $42 million for the nine months ended September 30, 2002 from $38.1 million in the same nine months of the prior year for a total increase $4 million. The acquisition of Medlink Ohio accounted for approximately $1.4 million of the increase. The remainder of the increase was generated predominately from increased ADC in-center volumes. Average revenue per day of care declined about 2% as a result of changes in the mix of business between states in which the Company provides services. ADC volumes increased due to higher attendance levels in the Company's adult day care in-center program. Occupancy in the adult day care centers was 73.7% of capacity in the 2002 period and 73.1% of capacity in the 2001 period even with the addition of new capacity between periods. Average center capacity increased 7.8% due to the opening of new centers in Bardstown and Ft. Thomas KY, and Ft. Myers FL. As of October 1, 2002, total system capacity was 1,791 guests per day.

Cost of services as a percent of revenues increased to 86.0% in 2002 from 85.4% in 2001 primarily as a result of increased insurance costs and higher staffing costs in the adult day centers. General and administrative expenses increased significantly with the addition of staff support for information systems, operational audits, training, and employee communications. Depreciation and amortization increased primarily due to the addition of new guest transportation vans and investments in information technology. The provision for uncollectible accounts as a percent of revenues is a result of payer mix changes in the make up of revenues.

Visiting Nurse (VN) Segment-Nine Months

                                    Nine Months Ended September 30,
                                2002               2001             Change
                         -------------------------------------------------------

                           Amount    % Rev    Amount    % Rev    Amount     %
                         -------------------------------------------------------
 Revenues                $21,270,419 100.0% $20,394,267 100.0% $ 876,152    4.3%

 Cost of services         15,775,570  74.2%  15,187,639  74.5%   587,931    3.9%
 General &
   administrative          1,613,323   7.6%   1,716,734   8.4%  (103,411)  -6.0%
 Depreciation &
   amortization              682,655   3.2%     575,065   2.8%   107,590   18.7%
 Uncollectible accounts      430,475   2.0%     431,826   2.1%    (1,351)  -0.3%
                         -----------        -----------        ----------
 Operating income        $ 2,768,396  13.0% $ 2,483,003  12.2% $ 285,393   11.5%
                         ===========        ===========        ==========

 EBITDA                  $ 3,451,051  16.2% $ 3,058,067  15.0% $ 392,984   12.9%

 Admissions                    6,515              6,168              347    5.6%
 Patient Months of Care       16,911             16,875               36    0.2%
 Revenue per Patient     $     1,258        $     1,209        $      49    4.1%
 Month

In 2002, the Company earned a higher rate of reimbursement in its VN operations than was earned in 2001. Costs of services, primarily labor and related costs, grew 3.9% primarily due to changes in employee pay rates and insurance costs. The Company generated 6% more admissions in 2002 than in 2001 while patient months of care grew only slightly due to a shorter average length of stay. General and administrative costs declined primarily due to a reduction in labor costs. Depreciation and amortization increased primarily due to investments in computer hardware and software.

Insurance Programs (Consolidated)
As described in the notes to the financial statements, the Company bears significant risk under its self-insurance programs. The following table sets forth the recorded expense of the Company's self-insurance and insurance programs for the three and nine month periods ended September 30, 2002 and 2001:


                                Three Months                  Nine Months
                         ----------------------------  -------------------------
                             2002           2001          2002           2001
                         -------------  -------------  ------------  -----------
Employee health            $  953,000     $  832,000   $ 2,810,000   $ 2,340,000
Workers compensation          286,000        254,000     1,025,000       830,000
Automobile                    312,000        131,000       547,000       372,000
Property, casualty,
general and professional      255,000        132,000       546,000       363,000
 liability
                         -------------  -------------  ------------  -----------

                          $ 1,806,000    $ 1,349,000   $ 4,928,000   $ 3,905,000
                         =============  =============  ============ ============

Effective September 1, 2002, the Company moved the management of the health program from a regional third party administrator to Cigna Healthcare, a national insurance carrier. Additionally, as of September 1, 2002, certain changes in the benefits were made and the rates the Company charges employees for coverage were increased. Based on information provided by its broker and Cigna, the Company expects health insurance claims experience to increase between 10% and 20% during 2002 due to the inflation of medical care costs.

Self-insured workers compensation expense approximated 2.4%-3% of covered payroll in all periods presented.

Self-insured automobile expense recorded during the quarter ended September 30, 2002 includes estimated liabilities of approximately $190,000 on two specific incidents. One of these incidents, recorded at the $100,000 stop loss amount, occurred during the quarter ended September 30, 2002. The remaining $90,000 of additional liability was recorded to raise the total estimated loss to the $100,000 stop loss amount on an incident which occurred prior to this quarter. This additional liability was recorded due to a change in estimated losses made by the third party administrator. In the five year history of this self insured auto program, the Company has incurred a total of five claims in excess of the stop loss. As noted above, two of these five exceeded the stop loss in the quarter ended September 30, 2002. The self-insured auto program relates specifically to the Company's in-center adult day care programs reported within the adult day health services segment.

Property, casualty, general and professional liability costs increased between periods as a result of higher premium costs and an increase in the Company's per-claim deductible amount from $5,000 to $25,000.

As indicated by the September 2002 quarter experience the nature of the risks underlying these programs will result in significant volatility in insurance related costs on an on-going basis.

Liquidity and Capital Resources

Acquisition of Ohio Home Care Provider
On July 18, 2002, the Company completed its previously announced acquisition of the business and assets of Medlink of Ohio (Medlink). Medlink is a provider of home and community based health care services with branch operations in Cleveland and Akron Ohio. The acquired operations, which currently generate approximately $6 million of revenues annually, give the Company significant market presence in the northeast Ohio area, and are included in the Company's adult day health services segment. The purchase price was approximately $3.2 million, $2.9 million of which was funded from the Company's bank credit facility. The balance was financed with a three-year note payable to the seller.

On-Going Stock Buy Back Program
In March 2001 the Company's Board of Directors authorized up to $1 million to be used to acquire shares of the Company's common stock. In April 2001, the Company initiated a stock repurchase plan in compliance with Rule 10b-18 of the Securities Exchange Act of 1934. This plan permits purchases to take place selectively from time to time in open market purchases through a broker or in privately negotiated transactions. Through September 30, 2002, a total of 90,071 shares have been repurchased under this program in open market purchases. A total of $843,112 has been expended in these open market purchases for an average acquisition cost of $9.32 per share. For the quarter ended September 30, 2002, 29,500 shares were purchased for $291,731 for an average acquisition cost of $9.84 per share.

Share Redemption
On August 19, 2002 the Company purchased 210,100 shares of its common stock from a private investor for a total of approximately $1.5 million. This purchase approved by the Company's Board of Directors, was made outside the On-Going Stock Buy Back Program discussed above.

Revolving Credit Facility
The Company has a $22.5 million credit facility with Bank One Kentucky NA, with an original expiration of June 30, 2003. The facility has been extended through December 31, 2003. The credit facility bears interest at the bank's prime rate plus 0% to 1.0%, (currently 0%) dependent upon total leverage. The facility is secured by substantially all assets of the Company and by the stock of the Company's subsidiaries. Borrowings are available equal to the greater of: a) a multiple of earnings before interest, taxes, depreciation and amortization (as defined) or, b) an asset based formula, primarily based on accounts receivable. Borrowings under the facility may be used for working capital, capital expenditures, acquisitions, development and growth of the business and other corporate purposes. As of September 30, 2002 the formula permitted approximately $21.7 million to be used of which approximately $13.8 million was outstanding. Additionally, an irrevocable letter of credit, totaling $2.7 million, was outstanding in connection with the Company's self-insured workers compensation and transportation insurance programs. Thus, a total of $16.5 million was either outstanding or committed as of September 30, 2002 while an additional $5.2 million was available for use. Additionally, at September 30, 2002, the Company had approximately $1.5 million in cash. The Company's revolving credit facility is subject to various financial covenants. As of September 30, 2002, the Company was in compliance with the covenants.

The Company believes that this facility will be sufficient to fund its operating needs for at least the next twelve months.

The following table sets forth what the balance in the revolving credit facility would have been if not for the Medlink acquisition and the share redemptions described above.

                 September     June 30,                  December
                  30, 2002       2002        Change       31, 2001      Change
                 -----------  ------------ ------------  -----------   ---------
As Recorded     $13,846,081   $9,517,177   $4,328,904  $12,586,532  $ 1,259,549
Medlink purchase  2,874,513            -    2,874,513            -    2,874,513
Share buy backs   1,821,215            -    1,821,215            -    1,821,215
                 ----------  ------------ ------------ -----------   ----------
Balance
  excluding
  above items   $9,150,353    $9,517,177   $ (366,824) $12,586,532 $ (3,436,179)
                 ===========  ============ =========== =========== ============

Cash Flows
Key elements to the Consolidated Statements of Cash Flows for the periods ending September 30, 2002 and 2001 were:

    Net Change in Cash and Cash Equivalents        2002             2001
    ---------------------------------------   ---------------   --------------
      Continuing Operations
      Provided by (used in)
        Operating activities                  $  4,979,951      $ 1,646,268
        Investing activities                    (4,625,831)      (2,715,117)
        Financing activities                      (779,088)        (549,005)
                                              ---------------   --------------
       Net increase (decrease) in cash
         and cash equivalents                 $   (424,968)     $(1,617,854)
                                              ===============   ==============
2002
Net cash provided by operating activities resulted principally from current period income, net of changes in accounts receivable, accounts payable and accrued expenses. Accounts receivable days sales outstanding were 70 at September 30, 2002, down from 80 at December 31, 2001 due primarily to the collection of Medicare cost report settlements. The Medlink acquisition increased AR by $1.8 million at September 30, 2002 as delays in Medicaid processing normally encountered due to a change in ownership caused a temporary interruption in cash receipts. Normal cash processing has resumed subsequent to September 30, 2002. Excluding the effects of Medlink, days sales outstanding at September 30, 2002 were 67. Net cash used in investing activities resulted principally from the cash paid in the acquisition of Medlink and from improvements in information systems. Net cash used by financing activities resulted primarily from the redemption of common shares and payments of capital lease obligations net of borrowings on the Company's credit facility.

2001
Net cash used in operating activities resulted principally from current period income, net of changes in accounts receivable, accounts payable and accrued expenses. The increase in accounts receivable resulted from a small increase in days sales outstanding. Days sales outstanding were 80 at September 30, 2001, up from 76 at March 31, 2001. The decrease in accounts payable and accrued liabilities resulted primarily from the payment of fiscal year-end 2001 management incentives of approximately $500,000. Net cash used in investing activities resulted principally from amounts invested in adult day health services expansion activities and improvements in information systems. During the quarter, the Company made capital expenditures for the expansion of one center each in Louisville and Maryland and for a new center being constructed in Ft. Myers, FL. Net cash used by financing activities resulted primarily from re-payments on the Company's credit facility, payment of capital lease obligations and repurchase of the common stock. Additionally, in a non-cash transaction, the Company entered into a lease transaction accounted for as a capital lease, for ten new ADC transportation vehicles, largely to replace older vehicles.

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

Federal and State legislative proposals continue to be introduced that would impose more limitations on payments to providers of health care services such as the Company. Economic conditions are such that many states have enacted, or are considering enacting, measures that are designed to reduce their Medicaid expenditures.

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

The Department of Health and Human Services (HHS) finalized the electronic transaction standards on August 17, 2000. Payers are required to comply with the transaction standards by October 16, 2002 or October 16, 2003, depending on the size of the payer and whether the payer requests a one-year waiver. The Company has requested and received such a one-year waiver. Following compliance by its payers, the Company must comply with the transaction standards, to the extent it uses electronic data interchange. The Department of Health and Human Services issued the privacy standards on December 28, 2000, and, after certain delays, they became effective on April 14, 2001, with a compliance date of April 14, 2003. Once the Department of Health and Human Services has issued the security regulations in final form, affected parties will have approximately two years to be fully compliant. Sanctions for failing to comply with the HIPAA provisions related to health information practices include criminal and civil penalties.

On August 9, 2002, HHS published revisions to the previously issued privacy standards.

Management is in the process of evaluating the effect of HIPAA on the Company. At this time, management anticipates that the Company will be able to fully comply with those HIPAA requirements that have been adopted. However, management cannot at this time estimate the cost of compliance, nor can it estimate the cost of compliance with standards that have not yet been finalized by the Department of Health and Human Services. Although the new and proposed health information standards are likely to have a significant effect on the manner in which the Company handles health data and communicates with payers, based on current knowledge, the Company believes that the cost of our compliance will not have a material adverse effect on its business, financial condition or results of operations.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" (SFAS 141) and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). These statements established new accounting and reporting standards for business combinations and associated goodwill and intangible assets. SFAS 141 eliminated the pooling of interest method of accounting and amortization of goodwill for business combinations initiated after June 30, 2001. SFAS 142, adopted by the Company January 1, 2002, requires that goodwill and intangible assets with indefinite useful lives can no longer be amortized, but instead must be tested for impairment at least annually. The Company has completed the initial test for impairment and concluded that no impairment currently exists. Net income for the three and nine-month periods ended September 30, 2001 would have been approximately $20,000 and $60,000, respectively, higher under SFAS 142.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and the accounting and reporting provisions for APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The Company implemented SFAS No. 144 on January 1, 2002 and there was no effect on the financial position and results of operations of the Company.

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

At September 30, 2002, a hypothetical 100 basis point increase in short-term interest rates would result in a reduction of approximately $138,460 in annual pre-tax earnings from continuing operations.


ITEM 4.  CONTROLS AND PROCEDURES.

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 12a-15. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

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

      (b)      Reports on Form 8-K
               The Company filed a Form 8-K dated August 19, 2002, Item 5, to report the redemption of 210,100 shares of its common stock and the continuation of an issuer repurchase program.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 13, 2002

                                          ALMOST FAMILY, INC.

                                          BY  /s/ William B. Yarmuth
                                          William B. Yarmuth,
                                          Chairman of the Board, President
                                          and Chief Executive Officer


                                          BY  /s/ C. Steven Guenthner
                                          C. Steven Guenthner,
                                          Senior Vice President and
                                          Chief Financial Officer

                                 CERTIFICATIONS

I, William B. Yarmuth, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Almost Family, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 13, 2002


BY  /s/ William B. Yarmuth
William B. Yarmuth
Chairman of the Board, President &
Chief Executive Officer

I, C. Steven Guenthner, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Almost Family, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002


BY  /s/ C. Steven Guenthner
C. Steven Guenthner
Senior Vice President & Chief Financial Officer

                                                                   Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Almost Family, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William B. Yarmuth, Chairman of the Board, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

      (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                              /s/ William B. Yarmuth
                              William B. Yarmuth
                              Chairman of the Board, President and
                              Chief Executive Officer

                              November 13, 2002

                                                                   Exhibit 99.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Almost Family, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, C. Steven Guenthner, Senior Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

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

                              November 13, 2002