Form 10-K
period 2002-12-31
ALMOST FAMILY INC
filed 2003-03-31
CIK 799231

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
/X/ ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934 For the fiscal year ended December 31, 2002
OR

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


Indicate by check mark whether the Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the
best  of  the  Registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____X__.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes No __X__.

As of March 18, 2003, 2,280,727 shares of the Registrant's Common Stock were outstanding. The aggregate market value of Registrant's Common Stock held by non-affiliates of the Registrant as of March 28, 2003 was approximately $9,716,000 (based on the last sale price of a share of the common stock as of March 28, 2003 ($4.26), as reported by the NASDAQ SmallCap System).

The definitive proxy statement relating to the registrant's Annual Meeting of Stockholders, to be held May 12, 2003, is incorporated by reference in Part III to the extent described therein.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                TABLE OF CONTENTS



     PART I
         Item 1.     Business
         Item 2.     Properties
         Item 3.     Legal Proceedings
         Item 4.     Submission of Matters to a Vote of Security Holders



     PART II
         Item 5.     Market for Registrant's Common Equity and Related
                        Stockholder Matters
         Item 6.     Selected Financial Data
         Item 7.     Management's Discussion and Analysis of Financial Condition
                        and Results of Operations
         Item 7a.    Quantitative and Qualitative Disclosures About Market Risk
         Item 8.     Financial Statements and Supplementary Data
         Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


     PART III
         Item 10.    Directors and Executive Officers of the Registrant
         Item 11.    Executive Compensation
         Item 12.    Security Ownership of Certain Beneficial Owners and
                        Management
         Item 13.    Certain Relationships and Related Transactions
         Item 14.    Controls and Procedures



     PART IV
         Item 15.    Exhibits, Financial Statement Schedules and Reports on Form
                         8-K

                                     PART I


ITEM 1.  BUSINESS

Strategic Mission Statement
Almost Family, Inc. TM and subsidiaries (collectively "Almost Family" or the "Company") provide alternatives for seniors and other adults with special needs and their families who wish to avoid nursing home placement as long as possible and remain independent, through its network of adult day care (ADC) centers and ancillary services. The Company was incorporated in Delaware in 1985. On January 31, 2000, the Company changed its name to Almost Family, Inc. from Caretenders
(R) HealthCorp.

Decision to Retain VN Operations
As reported in the Company's Form 10-K for the nine months ended December 31, 2001, the Company in September 2001 terminated its previously adopted plan of disposition for its Visiting Nurse (VN) operations. This decision followed a period of extensive analysis and evaluation of numerous alternatives for the business unit. In the Board's judgment, given the significant external and internal changes that have taken place with regard to the future prospects of the VN segment, retaining the VN segment was the best option available to maximize shareholder value. In the accompanying financial statements, the Company, in accordance with applicable accounting rules, terminated the use of discontinued operations accounting treatment for the VN segment. VN segment results are now reported as an on-going part of the continuing operations of the Company for all periods presented.

As a result of the decision to retain its VN segment, the Company recorded, in the nine months ended December 31, 2001, a one-time after-tax gain of approximately $1.1 million, or $0.37 per diluted share, resulting from the reversal of the remainder of accounting reserves originally recorded at the time discontinued operations accounting treatment was adopted for this segment.

Change in Fiscal Year End
Also in September 2001, the Company changed its fiscal year end from March 31 to December 31 effective December 31, 2001. Pursuant to the Securities Exchange Act of 1934, the accompanying financial statements included herein present information for the year ended December 31, 2002, the nine months ended December 31, 2001 and for the year ended March 31, 2001 .

Restatement of Financial Statements
As reported in the Company's Form 10-K for the nine months ended December 2001, as a result of accounting errors, the Company restated its previously issued financial statements for the fiscal years ended March 31, 2001 and March 31, 2000, and its previously issued financial results for the quarterly periods in those fiscal years and the quarterly periods ended June 30 and September 30, 2001. Previously reported net income was reduced by approximately $934,000 or $0.28 per diluted share in the year ended March 31, 2001 and $ 363,000 or $0.12 per diluted share in the year ended March 31, 2000.

On February 20, 2002, the Board of Directors appointed a Special Committee of two independent directors and directed the Committee to investigate the causes of the accounting errors. The Special Committee retained counsel previously unaffiliated with the Company to assist its inquiry, and counsel in turn engaged forensic accountants also unaffiliated with the Company. The principal conclusions of the Special Committee were that a former officer, the Vice President of Human Resources responsible for managing the Company's self-insurance programs, negligently, and at times intentionally, provided inaccurate information to the Company's financial accounting staff, and to its independent public accountants, that caused the Company to record a receivable to which it was not entitled and to understate certain liabilities, particularly with respect to the medical, workers' compensation and automobile self-insurance programs. The Special Committee reported the results of the inquiry to the Securities and Exchange Commission. The Special Committee also made a recommendation to the Board not to pursue legal action against the former officer. Based on its assessment of the costs of pursuing legal action against the former employee and the amount and likelihood of any potential recovery, the Board has determined not to pursue such action at this time.

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

In the quarter ended March 31, 2002, the Company recorded approximately $816,000 (pre-tax) related to the cost of conducting the investigation into this matter, consisting primarily of professional fees. It is possible that additional costs related to the investigation may be incurred in future periods.

Operating Segments
The Company operates in two reportable business segments: Adult Day Health Services (ADHS), and Visiting Nurses (VN). Reportable segments have been identified based upon how management has organized the business by services provided to customers and the criteria in SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". The Company's ADHS segment includes the aggregation of its ADC in-center operations and in-home personal care operations (also referred to as "personal care"), both of which predominantly provide long-term health care and custodial services that enable recipients to avoid nursing home admission. Sources of reimbursement, reimbursement rates per day and contribution margins from the Company's ADC and personal care operations are substantially alike. The Company's VN segment provides skilled medical services in patients' homes largely to enable recipients to reduce or avoid periods of hospitalization and/or nursing home care. Approximately 88% of the VN segment revenues are generated from the Medicare program. VN Medicare revenues are generated on a per episode basis rather than a fee per visit or day of care. General and administrative expenses incurred at the corporate level have not been allocated to the segments. The Company has operations in Alabama, Connecticut, Florida, Indiana, Kentucky, Maryland, Massachusetts, and Ohio. Financial information for the Company's two operating segments is presented in
Note 13 to the financial statements.

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

The Company's adult day health centers, referred to also as "Adult Day Care" centers, provide professional, high quality adult day health services for disabled or frail adults who require some care or supervision, but who do not require intensive medical attention or institutionalization. The average center has capacity for over 60 guests per day. Many operate seven days a week. The Company also provides transportation services to and from its centers.

The centers offer a range of therapeutic and medical services designed to promote the independence of participants and provide respite to families and caregivers. On-site staff nurses administer medications and give attention to medical care. Other services include (i) a light breakfast, a hot lunch, and an afternoon snack; (ii) highly structured, individualized and creative activity programs which include recreation, education, field trips, sports, crafts, music and group conversations; and (iii) family counseling. The Company currently has twenty-five (25) adult day care centers.

In addition to services provided in the Company's physical locations, some adult day health services, referred to as "Personal Care" are also provided in the patients' homes. These services (generally provided by para-professional staff such as home health aides) are very similar in nature to the care provided in the Company's facilities. This flexibility allows the patient and/or his or her family to select the venue (or combination of venues) of care that is appropriate for them. Many Almost Family, Inc. adult day health patients receive care both at home and in the Company's facilities. The Company currently operates twenty-four (24) personal care locations.

Visiting Nurse Services

Visiting Nurse services consist primarily of the provision of skilled in-home medical services to patients in need of short-term recuperative health care. A majority of the Company's patients receive this care immediately following a period of hospitalization or care in another type of in-patient facility. The Company operates eight (8) Medicare-certified home health agencies with a total of seventeen (17) locations. In the year ended December 31, 2002, approximately 88% of the visiting nurse segment revenues were derived from the Federal Medicare program.

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

As of December 31, 2002, the Company provided services through operating units in the following locations:

                              Adult Day        Personal Care     Visiting Nurse
Locations                    Care Centers         Branches          Branches
------------------------- -----------------   --------------      -------------
 Kentucky:
   Louisville                     2                    1                  1
   Lebanon Junction               -                    -                  1
   Lexington                      1                    2                  1
   Elizabethtown                  1                    -                  1
   Owensboro                      1                    1                  1
   Northern KY (metro             1                    1                  1
    Cincinnati)
   Bardstown                      1                    -                  -
   Frankfort                      1                    1                  1
 Indiana:
   Evansville                     1                    1                  1
 Ohio:
   Cincinnati                     1                    1                  -
   Columbus                       1                    1                  -
   Cleveland                      -                    3                  -
 Massachusetts:
   Boston                         -                    1                  1
 Connecticut:
   Stamford                       -                    1                  -
   Middlebury/Waterbury           1                    1                  -
   Danbury                        1                    1                  -
   West Haven                     -                    1                  -
   Bridgeport                     -                    1                  -
 Maryland:
   Baltimore area                10                    -                  -
 Alabama:
   Birmingham                     -                    1                  -
 Florida:
   Fort Lauderdale                -                    1                  1
   Port St. Lucie                 -                    -                  1
   Vero Beach                     -                    -                  1
   West Palm Beach                1                    1                  1
   Fort Myers                     1                    1                  1
   Sarasota                       -                    1                  1
   Port Charlotte                 -                    -                  1
   Naples                         -                    1                  1
                         -----------  -------------------   ----------------
 Total                           25                   24                 17
                         ===========  ===================   ================

Daily capacity for in-facility care was 1,691 and 1,827 guests per day at December 31, 2002 and December 31, 2001, respectively.

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

On July 18, 2002, the Company completed the acquisition of the business and assets of Medlink of Ohio (Medlink). Medlink is a provider of in-home personal care services with branch operations in Cleveland and Akron, Ohio. The acquired operations, which generate approximately $6 million of revenues annually, give the Company significant market presence in the northeast Ohio area, and are included in the Company's Adult Day Health Services Segment.

The purchase price was approximately $3.2 million, $2.9 million of which was funded from the Company's bank credit facility. The balance was financed with a three-year note payable to the seller. The acquired operations added approximately $3.7 million to revenues and $345,000 to consolidated pre-tax income from the date of acquisition through December 31, 2002.

The following table summarizes the approximate fair values of the assets acquired and liabilities assumed at the date of the Medlink acquisition (rounded to nearest thousands):

         Accounts receivable                                $ 698,000
         Property, plant and equipment                         35,000
         Goodwill                                           2,552,000
                                                      ----------------
           Assets acquired                                  3,285,000
         Liabilities assumed                                  (39,000)
                                                      ----------------
         Net assets acquired                              $ 3,246,000
                                                      ================

The unaudited pro forma consolidated results of operations of the Company as if this acquisition had been made at the beginning of 2001 are as follows:

                                             Year Ended December 31,
                            -------------------------------------------------
                                           2002                  2001
                            -------------------------------------------------
Revenues                            $     89,260,078      $      85,282,640
Income from continuing
  operations                               1,624,350              2,929,227
Earnings per share:
   Basic                            $           0.67      $            1.11
   Diluted                          $           0.60      $            0.95

During 1997, the Company acquired one adult day care center. During 1998, the Company completed transactions to acquire two personal care and two visiting nurse operations. These operations added to the Company's market presence in Florida, Connecticut and Ohio. During each of the years ended March 31, 1999, 2000 and 2001 the Company acquired one adult day care center. No pro forma financial information has been provided as the acquisitions, individually and in the aggregate, were not significant compared to the Company's existing operations.

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

The visiting nurse industry is likewise highly competitive and fragmented. Visiting nurse programs enable patients to be discharged from in-patient facilities sooner than would otherwise be possible, and in many instances to remain in their own homes longer. Competitors include other free-standing proprietary agencies and a significant number of hospital based agencies. In some locations, county health departments operate home health agencies. The Federal Centers for Medicare and Medicaid Services (CMS, formerly HCFA) estimates total national annual Medicare home health spending of approximately $11 billion. To the Company's best knowledge, no individual provider has more than 2% market share.

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

Medicare Rates

A Medicare rate decrease of approximately 5.3% went into effect October 1, 2002. As a result, revenues for the year ended December 31, 2002 were approximately $348,000 lower than they would have been if the rate cut had not been enacted. If the rate cut had been in effect for the entire year ended December 31, 2002, the Company's revenues would have been lower by approximately $718,000. Under existing law and regulation, Medicare rates will change each October 1, based on a statutory formula the intent of which is to cause reimbursement rates to reflect changes in the costs of providing services. Refer to the Cautionary Statements - Forward Outlook and Risks below, the Notes to the accompanying financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.

Permits and Licensure

Many states require companies providing certain health care services to be licensed as adult day care centers or home health agencies. In addition, certain health care practitioners employed by the Company require state licensure and/or registration and must comply with laws and regulations governing standards of practice. The failure to obtain, renew or maintain any of the required regulatory approvals or licenses could adversely affect the Company's business. The Company believes it is currently licensed appropriately where required by the laws of the states in which it operates. There can be no assurance that either the states or the Federal government will not impose additional regulations upon the Company's activities which might adversely affect its business, results of operations or financial condition.

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

Other Regulations

A series of laws and regulations dating back to the Omnibus Budget Reconciliation Act of 1987 ("OBRA 1987") and through the Balanced Budget Act of 1997 have been enacted and apply to the Company. Changes in applicable laws and regulations have occurred from time to time since OBRA 1987 including reimbursement reductions and changes to payment rules. Changes are also expected to occur continuously for the foreseeable future.

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

Second, the Department of Health and Human Services has released standards relating to the privacy of individually identifiable health information. These standards not only require compliance with rules governing the use and disclosure of protected health information, but they also require the Company to impose those rules, by contract, on any business associate to whom we disclose protected information. The Department of Health and Human Services has only recently issued rules governing the security of health information.

The Department of Health and Human Services (HHS) finalized the electronic transaction standards on August 17, 2000. Payers are required to comply with the transaction standards by October 16, 2002 or October 16, 2003, depending on the size of the payer and whether the payer requests a one-year waiver. The Company has requested and received such a one-year waiver. Following compliance by its payers, the Company must comply with the transaction standards, to the extent it uses electronic data interchange. The Company expects to be able to comply with the new standards as the payors implement them. The Department of Health and Human Services issued the privacy standards on December 28, 2000, and, after certain delays, they became effective on April 14, 2001, with a compliance date of April 14, 2003. Once the Department of Health and Human Services has issued the security regulations in final form, affected parties will have approximately two years to be fully compliant. Sanctions for failing to comply with the HIPAA provisions related to health information practices include criminal and civil penalties.

Management is in the process of implementing changes in its operations to comply with the privacy and electronic transaction and code sets aspects of HIPAA and anticipates that the Company will be able to fully and timely comply with those requirements. The cost of complying with privacy standards is not expected to have a material effect on the Company's results of operations or financial position. Independent of HIPAA requirements, the Company has been developing new information systems with improved functionality to facilitate improved billing and collection activities, reduced administrative costs and improved management decision support information. The Company has incorporated the HIPAA mandated electronic transaction and code sets into this new software.

Regulations with regard to the security components of HIPAA, have only recently been published. Those regulations are required to be implemented by April 2005. Management cannot at this time estimate the cost of compliance with the security regulations.

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

In addition to its dependence on Medicare and Medicaid reimbursement, the Company's future operating results may be dependent in part upon its ability to attract customers able to pay for the Company's charges from their own and their families' financial resources. The Company could be adversely impacted by circumstances which affect the ability or desire of seniors to pay for the Company's services, including a general economic or stock market downturn, with resulting effects on retirement wealth and spending.

The following table sets forth the Company's revenues derived from each major class of payor during the indicated periods (by percentage of net revenues):

                                              Nine Months Ended
                              Year Ended        December 31,         Year Ended
Payor Group                December 31, 2002       2001           March 31, 2001
------------------------- --------------------- ---------------  ---------------
Medicare                      29.7%               29.2%                 28.5%
Medicaid and other
  government Programs         48.8%               51.5%                 46.9%
Insurance and private pay     21.5%               19.3%                 24.6%

Changes in payment sources are primarily a result of the impact of changes in the types of customers the Company attracts. The Company has a significant dependence on state Medicaid reimbursement programs. For the year ended December 31, 2002, approximately 17.0%, 13.7%, 5.9%, 5.3%, 2.9%, 2.9% and 1.1% of the
Company's revenues were generated from Medicaid reimbursement programs in the states of Kentucky, Maryland, Connecticut, Ohio, Massachusetts, Florida and Indiana, respectively. In March 2003, the Commonwealth of Kentucky passed a new budget. This budget is intended to constrain Medicaid spending and Kentucky's Medicaid program is currently formulating new regulations to implement the budget. Because the regulations are in the development stage, the Company is currently unable to predict what impact they may have on the Company's operations. There can be no assurance that these changes will not have a material adverse effect on the Company.

In determining charge rates for goods and services provided to customers, the Company evaluates several factors including cost and market competition. The Company also negotiates contract rates with third party providers such as insurance companies. The rates of reimbursement for Medicaid and other Government programs are generally dictated by those programs.

Insurance Costs

Self-Insurance Programs. The Company bears significant risk under its self-insured employee health, automobile and workers' compensation programs. The Company's self-insured health program has an excess-loss insurance policy that reimburses the Company for covered expenses (up to a certain amount) of a specific deductible for each covered person and an annual aggregate deductible for all covered claims. The Company's current excess loss insurance policy ends April 30, 2003. Based on information provided by its broker and third-party administrator, the Company expects health insurance costs to increase between 10% to 20% during 2003 due to the inflation of medical care costs. Under its automobile and workers' compensation self-insurance programs, the Company bears risk up to $100,000 per incident.

The Company records estimated liabilities for its health, automobile, and workers' compensation self-insurance programs based on information provided by the third-party plan administrators, historical claims experience, the life cycle of claims, expected costs of claims incurred but not paid, and expected costs to settle unpaid claims.

General and Professional Liability. The Company is party to various other legal matters arising in the ordinary course of business, including patient care-related claims and litigation. The Company carries insurance coverage for this exposure however its deductible per claim increased from $5,000 to $25,000 effective July 1, 2001. At December 31, 2002, recorded reserves for the general and professional coverage totaled approximately $177,000.

The Company monitors its estimated self-insurance liabilities on a quarterly basis. As facts change, it may become necessary to make adjustments that could be material to the Company's results of operations and financial condition.

The Company believes that its present insurance coverage is adequate. However, due to insurance market conditions, the Company will face significant cost increases and higher deductibles upon renewal on April 1, 2003. The Company is currently contemplating alternatives including potentially accepting additional self-insurance risk in lieu of higher premium costs.

Employees and Labor Relations

As of December 31, 2002 the Company had approximately 3,000 employees. None of the Company's employees are represented by a labor organization. Management believes its relationship with the Company's employees is satisfactory.

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

The Company incurred losses operating the division prior to the implementation of Medicare's Prospective Payment System (PPS) and made substantial payments for the release of lease obligations, and for other costs. During that same time frame the Company closed 3 of its then 11 operating VN agencies. The Company continues to operate the remaining 8 agencies located in Kentucky (4), Florida
(3) and Massachusetts .

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

As a result of the decision to retain its VN segment, the Company recorded, in the nine months ended December 31, 2001, a one-time after-tax gain of approximately $1.1 million, or $0.37 per diluted share, resulting from the reversal of the remainder of accounting reserves originally recorded at the time discontinued operations accounting treatment was adopted for this segment.

Cautionary Statements - Forward Outlook and Risks

Information provided herein by the Company contains, and from time to time the Company may disseminate material and make statements which may contain, "forward-looking" information, as that term is defined by the Private Securities Litigation Reform Act of 1995 (the "Act"). These cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of "safe harbor" provisions of the Act. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements as a result of various factors including but not limited to the following:

a) Regulation and Reform
Legislative proposals are continually introduced or proposed in Congress and in state legislatures that would effect major changes in the health care system, either nationally or at the state level. However, the Company cannot predict whether any of the proposals will be adopted, and if adopted, no assurance can be given that the implementation of such reforms will not have a material impact on the operations of the Company.

b) Medicaid Concentration, Including Kentucky Budget and Regulation Changes

The Company has a significant dependence on state Medicaid reimbursement programs. For the year ended December 31, 2002, approximately 17.0%, 13.7%, 5.9%, 5.3%, 2.9%, 2.9% and 1.1% of the Company's revenues were generated from Medicaid reimbursement programs in the states of Kentucky, Maryland, Connecticut, Ohio, Massachusetts, Florida and Indiana, respectively. The Company could also be materially impacted by unfavorable changes in reimbursement programs in these states. In March 2003, the Commonwealth of Kentucky passed a new budget. This budget is intended to constrain Medicaid spending and Kentucky's Medicaid program is currently formulating new regulations to implement the budget. Because the regulations are in the development stage, the Company is currently unable to predict what impact they may have on the Company's operations. There can be no assurance that these changes will not have a material adverse effect on the Company.

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

e) Insurance
The Company believes its present insurance coverage is adequate. However, there can be no assurance that such insurance will be available, or, if available, that such insurance will be either adequate to cover the Company's liabilities or available at affordable rates. In addition, increasing insurance costs, and the increasing unwillingness of insurance companies to insure against certain types of losses, raise some questions as to whether the Company will be able to obtain or continue its present insurance coverage. The inability to obtain adequate insurance coverage at affordable rates, or a loss of existing coverage, could have a material effect on the Company. The Company is exposed to insurance risk under its automobile, workers' compensation and medical self-insurance programs. Accordingly, the Company's future operating costs are subject to changes in these programs. The Company is party to various other legal matters arising in the ordinary course of business, including patient care-related claims and litigation. The Company carries insurance coverage for this exposure however its deductible per claim increased from $5,000 to $25,000 effective July 1, 2001. At December 31, 2002, recorded reserves for the general and professional coverage totaled approximately $177,000. The Company monitors its estimated self-insurance liabilities on a quarterly basis. As facts change, it may become necessary to make adjustments that could be material to the Company's results of operations and financial condition. Due to insurance market conditions, the Company will face significant cost increases and higher deductibles upon renewal on April 1, 2003. The Company is currently contemplating alternatives including potentially accepting additional self-insurance risk in lieu of higher premium costs.

f) Private Payment Sources
The Company's future operating results may be dependent in part upon its ability to attract customers able to pay for the Company's charges from their own and their families' financial resources. Circumstances which adversely affect the ability or desire of seniors to pay for the Company's services, such as a general economic downturn, could have an adverse effect on the Company. In the event that the Company encounters difficulty in attracting seniors with adequate resources to pay for the Company's services, the Company would be adversely affected.

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

i) Financing
The Company's ability to pursue its strategic plan is dependent upon its ability to obtain financing on satisfactory terms and conditions. If the Company is unable to obtain satisfactory financing it would have an adverse impact on the Company's liquidity and its ability to execute its development plans. The Company is subject to certain restrictive covenants under its bank financing arrangement. There can be no assurance that the Company will remain in compliance with these covenants in future periods.

j) ADC Expansion or Contraction Dependent on Medicaid Programs
As described above, the Company's adult day care operations are highly dependent upon state Medicaid program reimbursement rates, access controls and operating regulations. Significant financial issues are currently being faced by many state Medicaid programs. Future expansion of the Company's adult day care operations is also dependent on Medicaid reimbursement. Additionally, as Medicaid programs change, the Company may find it necessary to exit certain markets and/or entire states if the Company determines it is unable to operate profitably in those areas.

k) Visiting Nurse Operations Medicare Reimbursement Rates
A Medicare rate decrease of approximately 5.3% went into effect October 1, 2002. As a result, revenues for the year ended December 31, 2002 were approximately $348,000 lower than they would have been if the rate cut had not been enacted. If the rate cut had been in effect for the entire year ended December 31, 2002, the Company's revenues would have been lower by approximately $718,000. Under existing law and regulation, Medicare rates will change each October 1, based on a statutory formula the intent of which is to cause reimbursement rates to reflect changes in the costs of providing services. There can be no assurance that Medicare laws, regulations and reimbursement rates will not be changed in an adverse way in the future.

ITEM 2.   PROPERTIES

The Company's executive offices are located in Louisville, Kentucky in approximately 21,000 square feet of space leased from an unaffiliated party.

The Company has 42 real estate leases ranging from approximately 200 to 24,000 square feet of space in their respective locations. See "Item 1. Business - Operating Segments" and Note 9 to the Company's audited consolidated financial statements. The Company believes that its facilities are adequate to meet its current needs, and that additional or substitute facilities will be available if needed.

ITEM 3.  LEGAL PROCEEDINGS

The Company, from time to time, is subject to claims and suits arising in the ordinary course of its business, including claims for damages for personal injuries. In the opinion of management, the ultimate resolution of any of these pending claims and legal proceedings will not have a material effect on the Company's financial position or results of operations.

On January 26, 1994 Franklin Capital Associates L.P. (Franklin), Aetna Life and Casualty Company and Aetna Casualty and Surety Company shareholders, who at one time held approximately 320,000 shares of the Company's common stock (approximately 13% of shares outstanding) filed suit in Chancery Court of Williamson County, Tennessee claiming unspecified damages not to exceed three million dollars in connection with registration rights they received in the Company's acquisition of certain home health operations in February 1991. The 1994 suit alleged that the Company failed to use its best efforts to register the shares held by the plaintiffs as required by the merger agreement. The Company settled with both Aetna parties shortly before the case went to trial in February 2000. In mid-trial Franklin voluntarily withdrew its complaint reserving its legal rights to bring a new suit as allowed under Tennessee law. In April 2000, Franklin re-filed its lawsuit. The second trial took place in February 2003; however, no ruling has been issued. Estimated costs of litigation are included in accrued liabilities on the accompanying balance sheet. The Company can give no assurance that it will be successful in its defense. Accordingly, the Company is unable to predict what impact, if any, the ultimate resolution of this matter may have on its financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual meeting of stockholders of Almost Family, Inc. was held on October 14, 2002.

(c) Certain matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

Proposals and Vote Tabulations


                                     Votes Cast
                                                                         Broker
   Management Proposals         For           Against      Abstain     Non-votes
--------------------------    ----------   ------------ ------------ -----------

Approval of the appointment of
independent auditors for 2002   2,098,396        452          600           0

Election of Directors

              Director            Votes Received                Votes Withheld
--------------------------      -------------------          -------------------

William B. Yarmuth                  2,083,020                       16,428
Steven B. Bing                      2,087,340                       12,108
Donald G. McClinton                 2,087,120                       12,328
Tyree G. Wilburn                    2,032,512                       66,936
Jonathan D. Goldberg                2,087,360                       12,088
Wayne T. Smith                      2,087,360                       12,088
W. Earl Reed, III                   2,087,220                       12,228

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

The Company's common stock is traded on the NASDAQ SmallCap System. The stock is traded under the symbol "AFAM" (formerly CTND). Set forth below are the high and low sale prices for the common stock for the periods indicated reported by
NASDAQ:

Closing Common Stock Prices
        Quarter Ended:                           High             Low
        --------------                           ----             ---
        June 30, 2000                           $3.00            $2.19
        September 30, 2000                      $4.28            $2.19
        December 31, 2000                       $5.25            $3.47
        March 31, 2001                          $6.13            $3.50
        June 30, 2001                           $7.75            $5.77
        September 30, 2001                     $11.00            $7.90
        December 31, 2001                      $16.30            $9.20
        March 31, 2002                         $16.42            $9.20
        June 30, 2002                          $11.75            $9.79
        September 30, 2002                     $11.63            $7.15
        December 31, 2002                       $7.47            $4.75


On March 28, 2003, the last reported sale price for the Common Stock reported by NASDAQ was $4.26 and there were approximately 475 holders of record of the Company's Common Stock. No cash dividends have been paid by the Company during the periods indicated above. The Company does not presently intend to pay dividends on its common stock and will retain its earnings for future operations and growth of its business.

Equity Compensation Plan

The information required by this part of Item 5 is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 12, 2003 appearing under the caption "Executive Compensation Plan Table" of such Proxy Statement.

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

                                                    Consolidated Selected Financial Information
  (Dollar amounts in 000's                          Year Ended      Nine Months                                 Year Ended
   except per share data)         Year Ended       December 31,   Ended December    Year Ended    Year Ended    March 31,
                                 December 31,          2001          31, 2002        March 31,     March 31,       1999
                                     2002          (unaudited)                        2001          2000
                                -------------------------------------------------- -------------------------------------------

Results of operations data:
  Net revenues                 $       85,770       $   79,306    $       59,754   $     75,455   $    79,343   $     74,045
   Income (loss) from:
    Continuing operations      $        1,345       $    2,674    $        2,241   $        541   $    (3,391)  $     (8,104)
     Discontinued operations                -            1,087             1,087            737        (1,715)         1,876
                                -------------------------------------------------- -------------------------------------------
        Net income (loss)      $        1,345       $    3,761    $        3,328   $      1,278   $    (5,106)  $     (6,228)
                                ================================================== ===========================================

Per share:
  Basic:
    Number of shares                   2,416            2,646              2,478          3,146         3,124          3,119
    Income (loss) from:
    Continuing operations      $        0.56        $    1.01     $         0.90   $       0.17   $     (1.08)  $      (2.60)
    Discontinued operations                -             0.44               0.44           0.23         (0.55)          0.60
                                -------------------------------------------------- -------------------------------------------
      Net income (loss)        $        0.56        $    1.42     $         1.34   $       0.40   $     (1.63)  $      (2.00)
                                ================================================== ===========================================

  Diluted:
    Number of shares                  2,720             3,077              2,909          3,307         3,124          3,120
    Income (loss) from:
    Continuing operations       $      0.49         $    0.87     $         0.77   $       0.16   $     (1.08)  $      (2.60)
    Discontinued operations               -              0.35               0.37           0.22         (0.55)          0.60
                                -------------------------------------------------- -------------------------------------------
        Net income (loss)       $      0.49         $    1.22     $         1.14   $       0.38   $     (1.63)  $      (2.00)
                                ================================================== ===========================================

     Balance sheet data as of:     December     December        March          March           March
                                    2002          2001          2001            2000           1999
                               -------------- --------------- ------------  --------------- --------------
     Working capital            $    10,466    $    11,963    $   9,741     $      5,511    $     9,529

     Total assets                    36,800         35,877       33,984           28,392         42,762

     Long-term liabilities           17,071         14,847       13,482            4,777         13,562

     Total liabilities               26,696         25,495       26,726           17,603         26,907

     Stockholders' equity            10,104         10,381        7,258           10,790         15,855




ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Decision to Retain VN Operations
As reported in the Company's Form 10-K for the nine months ended December 31, 2001, the Company in September 2001 terminated its previously adopted plan of disposition for its Visiting Nurse (VN) operations. This decision followed a period of extensive analysis and evaluation of numerous alternatives for the business unit. In the Board's judgment, given the significant external and internal changes that have taken place with regard to the future prospects of the VN segment, retaining the VN segment was the best option available to maximize shareholder value. In the accompanying financial statements, the Company, in accordance with applicable accounting rules, terminated the use of discontinued operations accounting treatment for the VN segment. VN segment results are now reported as an on-going part of the continuing operations of the Company for all periods presented.

As a result of the decision to retain its VN segment, the Company recorded, in the nine months ended December 31, 2001, a one-time after-tax gain of approximately $1.1 million, or $0.37 per diluted share, resulting from the reversal of the remainder of accounting reserves originally recorded at the time discontinued operations accounting treatment was adopted for this segment.

Change in Fiscal Year End
Also in September 2001, the Company changed its fiscal year end from March 31 to December 31 effective December 31, 2001. Pursuant to the Securities Exchange Act of 1934, the accompanying financial statements included herein present information for the year ended December 31, 2002, the nine months ended December 31, 2001 and for the year ended March 31, 2001 .

To facilitate an understanding of current operating results Management's Discussion and Analysis of Financial Position and Results of Operations includes the unaudited year ended December 31, 2001 compared to the audited year ended December 31, 2002.

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

Receivables and Revenue Recognition
Revenues are recognized when the related patient services are provided. Receivables and revenues are stated at amounts estimated by management to be their net realizable values. Certain classes of patients rely on a common source of funds to pay the cost of their care, such as the Federal Medicare program and various state Medicaid programs. Medicare program revenues for the years prior to the implementation of the prospective payment system and certain Medicaid program revenues are subject to audit and retroactive adjustment by government representatives. The Company believes that any differences between the net revenues recorded and final determination will not materially affect the Company's results of operations or financial condition. However, it is possible such differences could be material.

Allowance for Doubtful Accounts
The Company evaluates the collectibility of its accounts receivable based on certain factors, such as payor types, historical collection trends and aging categories. The Company calculates its reserve for bad debts based on the length of time that the receivables are past due. The percentage applied to the receivable balances in the various aging categories is based on historical collection experience.

Insurance Programs
Self-Insurance Programs. The Company bears significant risk under its self-insured employee health, automobile and workers' compensation programs. The Company's self-insured health program has an excess-loss insurance policy that reimburses the Company for covered expenses (up to a certain amount) of a specific deductible for each covered person and an annual aggregate deductible for all covered claims. The Company's current excess loss insurance policy ends April 30, 2003. Based on information provided by its broker and third-party administrator, the Company expects health insurance costs to increase between 10% to 20% during 2003 due to the inflation of medical care costs. Under its automobile and workers' compensation self-insurance programs, the Company bears risk up to $100,000 per incident.

The Company records estimated liabilities for its health, automobile, and workers' compensation self-insurance programs based on information provided by the third-party plan administrators, historical claims experience, the life cycle of claims, expected costs of claims incurred but not paid, and expected costs to settle unpaid claims.

General and Professional Liability. The Company is party to various other legal matters arising in the ordinary course of business, including patient care-related claims and litigation. The Company carries insurance coverage for this exposure however its deductible per claim increased from $5,000 to $25,000 effective July 1, 2001. At December 31, 2002, recorded reserves for the general and professional coverage totaled approximately $177,000.

The Company monitors its estimated self-insurance liabilities on a quarterly basis. As facts change, it may become necessary to make adjustments that could be material to the Company's results of operations and financial condition.

The Company believes that its present insurance coverage is adequate. However, due to insurance market conditions, the Company will face significant cost increases and higher deductibles upon renewal on April 1, 2003. The Company is currently contemplating alternatives including potentially accepting additional self-insurance risk in lieu of higher premium costs.

Impairment of Property, Equipment and Intangible Assets
The Company evaluates its property and equipment and intangible assets on a periodic basis to determine if facts and circumstances suggest that the assets may be impaired or the estimated useful life of the assets may need to be changed. The Company considers internal and external factors of the individual facility or asset, including changes in the regulatory environment, changes in national health care trends, current period cash flow loss combined with a history of cash flow losses and local market developments. If these factors and the projected undiscounted cash flow of the facility or asset over the asset's remaining life indicate that the carrying value of the asset will not be recovered, the carrying value will be adjusted to its fair value if it is lower. There were no impairment charges recorded during the year ended December 31, 2002, however, if the projections or management's assumptions change in the future, the Company may be required to record impairment charges not previously recorded for its assets.

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" (SFAS 141) and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). These statements established new accounting and reporting standards for business combinations and associated goodwill and intangible assets. SFAS 141 eliminated the pooling of interest method of accounting and amortization of goodwill for business combinations initiated after June 30, 2001. SFAS 142, effective January 1, 2002, requires that goodwill and intangible assets with indefinite useful lives can no longer be amortized, but instead must be tested for impairment at least annually. The Company has completed the required initial and annual tests for impairment and concluded that no impairment currently exists.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 142). This statement supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and the accounting and reporting provisions for APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The Company adopted SFAS 144 on January 1, 2002, and there was no effect on the financial position and results of operations of the Company during the year ended December 31, 2002.

Accounting for Income Taxes
As of December 31, 2002, the Company has net deferred tax assets of approximately $1.6 million. The net deferred tax asset is composed of approximately $3.0 million of long-term deferred tax assets and $1.4 million of long-term deferred tax liabilities. The Company has provided a valuation allowance against certain net deferred tax assets based upon management's estimation of realizability of those assets through future taxable income. This valuation was based in large part on the Company's history of generating operating income or losses in individual tax locales and expectations for the future. The Company's ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, competitive pressures on revenues and margins and legislation and regulation at all levels of government. Management has considered the above factors in reaching its conclusion that it is more likely than not that future taxable income will be sufficient to fully utilize the net deferred tax assets (net of the valuation allowance) as of December 31, 2002. However, there can be no assurances that the Company will meet its expectations of future taxable income.

Operating Segments
The Company operates in two reportable business segments: Adult Day Health Services (ADHS), and Visiting Nurses (VN). Reportable segments have been identified based upon how management has organized the business by services provided to customers and the criteria in SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". The Company's ADHS segment includes the aggregation of its ADC in-center operations and in-home personal care operations, both of which provide predominantly long-term health care and custodial services that enable recipients to avoid nursing home admission. Sources of reimbursement, reimbursement rates per day and contribution margins from the Company's ADC and personal care operations are substantially alike. The Company's VN segment provides skilled medical services in patients' homes largely to enable recipients to reduce or avoid periods of hospitalization and/or nursing home care. Approximately 88% of the VN segment revenues are generated from the Medicare program. VN Medicare revenues are generated on a per episode basis rather than a fee per visit or day of care. General and administrative expenses incurred at the corporate level have not been allocated to the segments. The Company has operations in Alabama, Connecticut, Florida, Indiana, Kentucky, Maryland, Massachusetts, and Ohio. Financial information for the Company's two operating segments is presented in Note 13 to the financial statements.

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

RESULTS OF CONTINUING OPERATIONS

Year Ended December 31, 2002 Compared with Unaudited Year Ended December 31, 2001 and the Nine months Ended December 31, 2001

                                                Year Ended
 Consolidated                                  December 2001                                           Nine months Ended
                            December 2002       (unaudited)                  Change                      December 2001
                     ------------------------ ------------------------- --------------------------- -------------------------
                       Amount        %Rev         Amount         %Rev       Amount          %           Amount         %
                     -------------- --------- --------------- --------- --------------- ----------- --------------- ---------
 Net revenues:
   ADHS               $ 56,970,241    66.4%    $ 51,447,232     64.9%    $ 5,523,009      10.7%      $ 38,709,644      64.8%
   VN                   28,799,296    33.6%      27,859,182     35.1%        940,114       3.4%        21,043,917      35.2%
                     --------------           ---------------           ---------------             ---------------
                      $ 85,769,537   100.0%    $ 79,306,414    100.0%    $ 6,463,123       8.1%      $ 59,753,561     100.0%
                     ==============           ===============           ===============             ===============
 Operating income:
   ADHS               $  2,465,057     4.3%    $  3,847,080      7.5%    $(1,382,023)     -35.9%     $  2,928,096       7.6%
   VN                    3,590,936    12.5%       3,774,342     13.5%       (183,406)      -4.9%        3,190,514      15.2%
                     --------------           ---------------           ---------------             ---------------
                         6,055,993     7.1%       7,621,422      9.6%     (1,565,429)     -20.5%        6,118,610      10.2%

 Unallocated
  corporate expense      3,109,675     3.6%       2,045,057      2.6%      1,064,618       52.1%        1,542,712       2.6%
                     --------------           ---------------           ---------------             --------------
                         2,946,318     3.4%       5,576,365      7.0%     (2,630,047)     -47.2%        4,575,898       7.7%

 Interest expense          813,555     0.9%         896,339      1.1%        (82,784)      -9.2%          712,003       1.2%
 Income taxes              787,850     0.9%       2,006,474      2.5%     (1,218,624)     -60.7%        1,622,831       2.7%
                     --------------           ---------------           ---------------             ---------------

Income from continuing
  operations
                      $  1,344,913     1.6%    $  2,673,552      3.4%   $  (1,328,639)    -49.7%     $  2,241,064       3.8%
                      =============            ==============           ===============             ===============

The commentary that follows explains the comparison of the year ended December 31, 2002 to the unaudited results for the year ended December 31, 2001. These explanations consider the comparisons of the percentage of revenue information shown above for the year ended December 31, 2001 and the nine months ended December 31, 2001.

The Company's net revenues for the year ended December 31, 2002 grew approximately $6.5 million or 8.1% over the year ended December 31, 2001. The acquisition of Medlink OH accounted for approximately $3.7 million of the revenue growth between periods with the balance of ADHS revenue growth coming primarily from adult day care (ADC) in-center volume growth. VN segment revenues grew primarily due to increased patient volumes. A Medicare rate decrease of approximately 5.3% went into effect October 1, 2002. As a result, revenues for the year ended December 31, 2002 were approximately $348,000 lower than they would have been if the rate cut had not been enacted. Operating income before unallocated corporate expense decreased from the same period last year primarily as a result of increased insurance costs and increased labor costs in both segments. Additional costs were also incurred for increased staffing for training, auditing, information systems and compliance programs. The Medlink acquisition added approximately $345,000 to pre-tax income in the year ended December 31, 2002. Unallocated corporate expenses in 2002 included approximately $816,000, consisting primarily of professional fees, related to the cost of conducting the investigation into the restatement of the Company's financial statements as disclosed in the Company's Form 10-K for the nine months ended December 31, 2001. It is possible that additional costs related to the investigation may be incurred in future periods. Interest expense in 2002 was lower than in 2001 primarily as a result of lower interest rates.

In December 2002, the Company closed adult day care centers located in Seymour CT, Mentor OH, and Miami FL. Those centers generated after-tax operating losses of approximately $198,000 ($0.07 per diluted share) and $135,000 ($0.05 per diluted share) in the years ended December 31, 2002 and 2001, respectively.

The effective income tax rate was approximately 37% of income before income taxes for 2002 as compared to an effective income tax rate of approximately 43% for 2001. The lower tax rate in 2002 is a result of changes in the distribution of taxable income and losses in the various state and local jurisdictions in which the Company operates.

Adult Day Health Services (ADHS) Segment-Year Ended December 31, 2002 and 2001 (Unaudited) and the Nine months Ended December 31, 2001 The Company's ADHS segment includes the aggregation of its ADC in-center operations and in-home personal care operations, both of which predominantly provide long-term health care and custodial services that enable patients to avoid nursing home admission. Sources of reimbursement, reimbursement rates per day and contribution margins from the Company's ADC and in-home personal care operations are substantially alike.

                                                             Year Ended
                                                             December 2001                                   Nine months Ended
                                  December 2002              (unaudited)                 Change               December 2001
                             ------------------------ --------------------------- ---------------------- -------------------------
                                               %                           %                                               %
                                Amount        Rev          Amount         Rev        Amount        %       Amount        Rev
                             -------------- --------- ----------------- --------- ------------- -------- --------------- ---------
Net revenues                   $ 56,970,241   100.0%   $    51,447,232    100.0%   $ 5,523,009    10.7%  $   38,709,644  100.0%
Cost of services                 49,368,309    86.7%        43,812,778     85.2%     5,555,531    12.7%      32,739,103   84.6%
General and  administrative       3,061,539     5.4%         2,511,118      4.9%       550,421    21.9%       1,978,221    5.1%
Depreciation and
  amortization                    1,130,099     2.0%           718,101      1.4%       411,998    57.4%         647,029    1.7%
Uncollectible accounts              945,237     1.7%           558,155      1.1%       387,082    69.4%         417,195    1.1%
                             --------------           -----------------           -------------          ---------------
  Operating income             $  2,465,057     4.3%   $     3,847,080      7.5%   $(1,382,023)  -35.9%   $   2,928,096    7.6%
                             ==============           =================           =============          ===============

Admissions                            3,982                      4,456                   (474)   -10.6%           3,364
Patients months of care              60,810                     56,255                  4,555      8.1%          42,509
Patient days of care                785,577                    712,621                 72,956     10.2%         538,918

Revenue per patient day        $      72.52            $         72.19             $     0.33      0.5%   $       71.83

ADC in-center
  Avg. weekday attendance             1,304                      1,228                      76     6.2%           1,244
  Avg. center capacity                1,791                      1,685                     106     6.3%           1,689
  Average occupancy                   72.8%                      72.9%                   -0.1%                    73.7%

ADHS revenues increased 10.7% to $57.0 million in 2002 from $51.4 million in 2001. The acquisition of Medlink Ohio, an in-home personal care operation, accounted for approximately $3.7 million of the increase. The remainder of the increase was generated predominantly from increased ADC in-center volumes. Average revenue per day of care increased about 0.5% over the December 2001 period as a result of mix changes and higher reimbursement rates. Occupancy in the adult day care centers was 72.8% of capacity in 2002 and 72.9% of capacity in 2001. Average capacity increased as the addition of new centers in Kentucky and Florida during 2001 slightly more than offset the capacity closed. In December 2002, the Company closed centers located in Seymour CT, Mentor OH, and Miami FL. Those centers generated operating losses of approximately $313,000 and $224,000 in the years ended December 31, 2002 and 2001, respectively. As of December 31, 2002, total system capacity was 1,691 guests per day.

Cost of services as a percent of revenues increased to 86.7% in 2002 from 85.2% in 2001 primarily as a result of increased insurance costs and higher staffing costs in the adult day centers. General and administrative expenses increased significantly with the addition of staff support for training, auditing, information systems and compliance programs. Depreciation and amortization increased primarily due to the addition of new guest transportation vans and investments in information technology. Management establishes an allowance for uncollectible accounts based on its estimate of probable collection losses.

Effective July 1, 2002, the Commonwealth of Kentucky changed its reimbursement program for in-home personal care services (non-skilled). Prior to July 1, 2002, the services had been reimbursed on a cost-based system. From July 1, 2002 forward, services provided are reimbursed on a fee per unit of service basis at a rate lower than the historical reimbursement rates. The Company has implemented changes to its operations designed to reduce operating costs. As a result of the net effect of these reimbursement and cost changes, ADHS segment operating income for the year ended December 31, 2002 was approximately $140,000 lower than it would have been if such changes had not taken place.

Visiting Nurse (VN) Segment-Year Ended December 31, 2002 and 2001 (Unaudited) and the Nine months Ended December 31, 2001 The Company's VN segment provides skilled medical services in patients' homes to enable recipients to reduce or avoid periods of hospitalization and/or nursing home care. Approximately 88% of the VN segment revenues come from the Medicare program and are generated on a per episode basis rather than a daily fee basis as in ADHS.


                                                           Year Ended
                                                           December 2001                                       Nine Months
                                 December 2002              (unaudited)                 Change                December 2001
                           ------------------------- -------------------------- ------------------------------------------------
                              Amount        % Rev         Amount        % Rev      Amount          %        Amount           %
                           -------------- ---------- ---------------- --------- -------------- --------- ------------- ---------
Net revenues                $   28,799,296     100.0%  $ 27,859,182      100.0%   $    940,115      3.4%   $  21,043,917    100.0%
Cost of services                21,221,243      73.7%    20,528,923       73.7%        692,320      3.4%      15,401,130     73.2%
General and administrative       2,386,998       8.3%     2,210,303        7.9%        176,695      8.0%       1,436,452      6.8%
Depreciation and
  amortization                     884,608       3.1%       765,237        2.7%        119,371     15.6%         544,259      2.6%
Uncollectible accounts             715,511       2.5%       580,376        2.1%        135,135     23.3%         471,562      2.2%
                            --------------            ----------------           --------------           --------------
Operating income              $  3,590,936      12.5%  $   3,774,342      13.5%   $  (183,406)     -4.9%    $  3,190,514     15.2%
                            --------------            ----------------           --------------           --------------
Admissions                           8,895                    8,289                        606      7.3%           6,068
Patient months of care              22,865                   22,477                        389      1.7%          16,371

Revenue per patient month     $      1,260             $      1,239               $      20.06      1.6%    $      1,285

VN revenues increased 3.4% to $28.8 million in 2002 from $27.9 million in 2001. Average revenue per patient month of care increased about 1.6% over the December 2001 period as a result of mix changes and the net effect of a 5% rate increase which went into effect October 2001 and a 5.3% rate decrease which went into effect October 1, 2002. Costs of services, primarily labor and related costs, grew at approximately the same rate as revenues. Increased general and administrative and depreciation costs were incurred due to increased staffing, and continued investment in information systems. The Company generated 7% more admissions in 2002 than in 2001 while patient months of care increased about 2% due to a shorter average length of stay.

A Medicare rate decrease of approximately 5.3% went into effect October 1, 2002. As a result, revenues for the year ended December 31, 2002 were approximately $348,000 lower than they would have been if the rate cut had not been enacted. If the rate cut had been in effect for the entire year ended December 31, 2002, the Company's revenues would have been lower by approximately $718,000. Under existing law and regulation, Medicare rates will change each October 1, based on a statutory formula the intent of which is to cause reimbursement rates to reflect changes in the costs of providing services.

Effective July 1, 2002, the Commonwealth of Kentucky changed its reimbursement program for in-home health services (skilled). Prior to July 1, 2002, the services had been reimbursed on a cost-based system. Effective July 1, 2002 services are now reimbursed on a fee per unit of service basis at a rate lower than the historical reimbursement rates. The net effect of the reimbursement change was to lower VN segment operating income by approximately $98,000 in the year ended December 31, 2002.

Nine Months Ended December 31, 2001 Compared with Unaudited Nine Months Ended December 31, 2000 and the Year Ended March 31, 2001

                                                   Nine Months Ended
   Consolidated                                       December 2000                                          Year Ended
                            December 2001              (unaudited)                  Change                   March 2001
                     ------------------------ ------------------------- --------------------------- -------------------------
                           Amount      %Rev          Amount       %Rev           Amount          %           Amount     %
                     -------------- --------- --------------- --------- --------------- ----------- --------------- ---------
 Net revenues:
   ADHS               $ 38,709,644      64.8%  $ 36,942,984      66.1%   $ 1,766,660       4.8%      $ 49,680,572      65.8%
   VN                   21,043,917      35.2%    18,958,949      33.9%     2,084,968      11.0%        25,774,214      34.2%
                     --------------           ---------------           ---------------             ---------------
                      $ 59,753,561     100.0%  $ 55,901,933     100.0%   $ 3,851,628       6.9%      $ 75,454,786     100.0%
                     ==============           ===============           ===============              ==============
 Operating income:
   ADHS               $  2,928,096       7.6%  $  2,683,335       7.3%   $   244,761       9.1%      $  3,522,306       7.1%
   VN                    3,190,514      15.2%      (667,134)     -3.5%     3,857,648        NM            (83,305)     -0.3%
                     --------------            --------------           ---------------             ---------------
                         6,118,610      10.2%     2,016,201       3.6%     4,102,409        NM          3,439,001       4.6%
 Unallocated
 corporate expense       1,542,712       2.6%     1,181,302       2.1%       361,410      30.6%         1,603,505       2.1%
                     --------------            --------------           ---------------             ---------------
                         4,575,898       7.7%       834,899       1.5%     3,740,999        NM          1,835,496       2.4%

 Interest expense          712,003       1.2%       631,316       1.1%        80,687      12.8%           815,653       1.1%
 Income taxes            1,622,831       2.7%        95,663       0.2%     1,527,168        NM            479,305       0.6%
                      --------------           ---------------           ---------------            ---------------
Income from continuing
  operations
                      $  2,241,064       3.8%  $    107,920       0.2%  $  2,133,144       NM       $     540,538       0.7%
                      ==============           ===============          ==============             ===============

     NM = Not Meaningful

The commentary that follows explains the comparison of the nine months ended December 31, 2001 to the unaudited results for the nine months ended December 31, 2000. The explanations set forth below consider the comparisons of the percentage of revenue information shown above for the nine months ended December 31, 2001 and the year ended March 31, 2001.

The Company's net revenues for the nine months ended December 31, 2002 grew $3.9 million or 6.9% over the nine months ended December 31, 2001 primarily as a result of improved reimbursement and patient volumes in the VN segment and to a lesser extent pricing improvements in the ADHS Segment. Likewise operating income before unallocated corporate expense improved $4.1 million during the period ended December 31, 2001 primarily as a result of the Company's actions to adapt its operations to the new Medicare PPS reimbursement system which took effect on October 1, 2001. Unallocated corporate overhead increased as a result of additional expenditures in information systems, additional staff support for operational audits and communication and increased compensation expense. Refer to the segment discussions below for additional information.

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

Adult Day Health Services (ADHS) Segment-Nine months Ended December 31, 2001 and 2000 (Unaudited) and the Year Ended March 31, 2001
The Company's ADHS segment includes the aggregation of its ADC in-center operations and in-home personal care operations, both of which predominantly provide long-term health care and custodial services that enable patients to avoid nursing home admission. Sources of reimbursement, reimbursement rates per day and contribution margins from the Company's ADC and in-home personal care operations are substantially alike.

                                                            Nine Months Ended
                                                                December 2000                                     Year Ended
                                     December 2001               (unaudited)                 Change               March 2001
                                ------------------------ ---------------------------- --------------------- ------------------------
                                                  %                            %                                              %
                                   Amount        Rev          Amount          Rev        Amount       %        Amount        Rev
                                -------------- --------- ------------------ --------- ------------- ------- --------------- --------
Net revenues                      $ 38,709,644   100.0%   $    36,942,984     100.0%   $1,766,660     4.8%   $49,680,572     100.0%
Cost of services                    32,739,103    84.6%        31,409,698      85.0%    1,329,405     4.2%    42,482,598      85.5%
General and administrative           1,978,221     5.1%         1,767,537       4.8%      210,684    11.9%     2,360,589       4.8%
Depreciation and amortization          647,029     1.7%           656,773       1.8%       (9,744)   -1.5%       748,478       1.5%
Uncollectible accounts                 417,195     1.1%           425,641       1.2%       (8,446)   -2.0%       566,601       1.1%
                                --------------           ------------------           -------------         ---------------
  Operating income                $  2,928,096     7.6%   $     2,683,335       7.3%   $  244,761     9.2%   $ 3,522,306       7.1%
                                ==============           ==================           =============         ===============

Admissions                               3,364                      3,496                    (132)   -3.8%         4,588
Patients months of care                 42,509                     41,322                   1,187     2.9%        55,068
Patient days of care                   538,918                    537,397                   1,521     0.3%       710,452

Revenue per patient day           $      71.83            $         68.74              $     3.09     4.5%   $     69.93

ADC in-center
  Avg. weekday attendance                1,244                      1,248                      (4)   -0.3%         1,231
  Avg. center capacity                   1,689                      1,671                      18     1.1%         1,671
  Average occupancy                      73.7%                      74.7%                   -1.0%                  73.7%

ADHS revenues increased 4.8% to $38.7 million in 2001 from $36.9 million in 2000. Average revenue per day of care increased about 4.5% and 2.7% over the December 2000 and March 2001 periods, respectively, as a result of mix changes and higher reimbursement rates. The Company had one more center in operation in 2000 than in 2001. Occupancy in the adult day care centers was 73.7% of capacity in 2001 and 74.7% of capacity in 2000. Average capacity increased as the addition of new centers in Kentucky and Florida slightly more than offset the capacity closed in 2001. As of December 31, 2001, total system capacity was 1,827 guests per day. In addition to the above, net revenues for the nine months ended December 31, 2001 included a one-time, non-recurring supplemental reimbursement of $210,000 from the Maryland Medicaid program.

Cost of services as a percent of revenues decreased to 84.6% in the period ended December 2001 from 85.0% and 85.5% in the December 2000 and March 2001 periods, respectively, primarily as a result of the pricing, volume and capacity changes discussed above. General and administrative expenses were relatively unchanged between periods and increased slightly as a percent of revenues. Depreciation and amortization decreased due to certain property items reaching the end of their useful lives. Management establishes an allowance for uncollectible accounts based on its estimate of probable collection losses. The provision for uncollectible accounts was just over 1% of revenue in both nine-month periods.

During the nine months ended December 31, 2001, the Company opened three new Adult Day Care facilities: Ft. Myers FL, Bardstown KY and Ft. Thomas KY (Cincinnati metro area). These facilities generated a combined pre-tax loss of $293,000 in the December 2001 period.

Visiting Nurse (VN) Segment-Nine months Ended December 31, 2001 and 2000 (Unaudited) and the Year Ended March 31, 2001
The Company's VN segment provides skilled medical services in patients' homes to enable recipients to reduce or avoid periods of hospitalization and/or nursing home care. Approximately 83% of the VN segment revenues come from the Medicare program and are generated on a per episode basis rather than a daily fee basis as in ADHS. During the entirety of the December 2001 period, Medicare PPS was in effect. From April 1, 2000 through September 30, 2000, Medicare's cost-based reimbursement system was in effect. For all periods after September 30, 2000, Medicare PPS was in effect.

                                                            Nine Months Ended
                                                                 December 2000                                 Year Ended
                                   December 2001              (unaudited)                 Change                March 2001
                             --------------- ---------- --------------- --------- -------------- -------- -------------- ---------
                               Amount         % Rev         Amount       % Rev      Amount          %       Amount          %
                             --------------- ---------- --------------- --------- -------------- -------- -------------- ---------
Net revenues                 $    21,043,917     100.0%  $ 18,958,949     100.0%   $  2,084,968     11.0%   $ 25,774,214     100.0%
Cost of services                  15,401,130      73.2%    16,876,850      89.0%     (1,475,720)    -8.7%     22,004,512      85.4%
General and admininstrative        1,436,452       6.8%     1,898,306      10.0%       (461,854)   -24.3%      2,672,287      10.4%
Depreciation & amortization          544,259       2.6%       443,081       2.3%        101,178     22.8%        664,060       2.6%
Uncollectible accounts               471,562       2.2%       407,846       2.2%         63,716     15.6%        516,660       2.0%
                             ---------------            ---------------           ---------------          ----------------
Operating income (loss)      $     3,190,514      15.2%  $   (667,134)     -3.5%   $  3,857,648        NM   $    (83,305)     -0.3%
                             ---------------            ---------------           ---------------          ----------------

Admissions                            6,068                     5,516                       552     10.0%          7,737
Patient months of care               16,371                    17,051                      (680)    -4.0%         23,157
Revenue per patient month      $      1,285              $      1,112              $        173     15.6%   $      1,113

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

Liquidity and Capital Resources

Revolving Credit Facility. The Company has a $22.5 million credit facility with Bank One Kentucky NA with an expiration date of December 31, 2003. On February 7, 2003, the bank formally committed to an extension through June 30, 2004. The credit facility bears interest at the bank's prime rate plus a margin (ranging from 0% to 1.0%, currently 0%) dependent upon total leverage and is secured by substantially all assets and the stock of the Company's subsidiaries. The weighted average interest rates were 5.0%, 7.3% and 10.0% for the year ended December 31, 2002, the nine months ended December 31, 2001 and the year ended March 31, 2001, respectively. The interest rate in effect at December 31, 2002 was 4.25%. The Company pays a commitment fee of 0.5% per annum on the unused facility balance. Borrowings are available equal to the greater of: a) a multiple of earnings before interest, taxes, depreciation and amortization (as defined) or b) an asset based formula, primarily based on accounts receivable. Borrowings under the facility may be used for working capital, capital expenditures, acquisitions, development and growth of the business and other corporate purposes. As of December 31, 2002 the formula permitted approximately $19.3 million to be used, of which approximately $14.5 million was outstanding. Additionally, an irrevocable letter of credit, totaling $3.0 million, was outstanding in connection with the Company's self-insurance programs. Thus, a total of $17.5 million was either outstanding or committed as of December 31, 2002 while an additional $1.8 million was available for use. The Company's revolving credit facility is subject to various financial covenants. As of December 31, 2002, the Company was in compliance with the covenants. Based on current facts, the Company expects the amount available in excess of the amount outstanding under the facility through March 31, 2003 to be consistent with the amounts as of December 31, 2002.

The Company believes that this facility will be sufficient to fund its operating needs for at least the next year. Management will continue to evaluate additional capital, including possible debt and equity investments in the Company, to support a more rapid development of the business than would be possible with internal funds.

Stock and Warrant Redemption. In March 2001, the Company redeemed 748,501 shares of common stock and a warrant to purchase 200,000 shares of common stock (at an exercise price of $12.50 per share). The Company's cost of redemption totaled approximately $5.1 million. On August 19, 2002, the Company redeemed 210,100 shares of its common stock from a private investor at a total cost of approximately $1.5 million.

On-Going Stock Buy Back Program. In March 2001, following the Stock and Warrant Redemption discussed above, the Company's Board of Directors authorized up to an additional $1 million to be used to acquire shares of the Company's common stock. In April 2001, the Company initiated a stock repurchase plan in compliance with Rule 10b-18 of the Securities Exchange Act of 1934. This plan permits purchases to take place selectively from time to time in open market purchases through a broker or in privately negotiated transactions. During the year ended December 31, 2002, a total of 39,971 shares were repurchased under this program, all of which were in open market purchases. A total of $374,456 was expended on these purchases for an average acquisition cost of $9.37 per share.

Cash Flows
Key elements to the Consolidated Statements of Cash Flows for the years ended December 31, 2002, March 31, 2001 and nine months ended December 31, 2001 were:

      Net Change in Cash and Cash Equivalents                                           Nine Months
                                                                 Year Ended                Ended
                                                                December 31,         December 31, 2001          Year Ended
                                                                    2002                                      March 31, 2001
                                                             --------------------    -------------------   ---------------------
       Provided by (used in)
          Operating activities                               $          5,006,854    $       1,173,330      $        260,537
          Investing activities                                         (5,669,491)          (2,088,473)           (2,882,079)
          Financing activities                                           (292,220)             345,943             3,685,621
                                                             --------------------    -------------------    --------------------
        Net increase (decrease) in cash and cash
          equivalents                                        $           (954,857)   $        (569,200)     $      1,064,079
                                                             ====================    ===================    ====================



Year Ended December 31, 2002
Net cash provided by operating activities resulted principally from current period income, net of changes in accounts receivable, accounts payable and accrued expenses. Substantially all the increase in accounts receivable resulted from revenue growth. Days sales outstanding were approximately 73 and 82 at December 31, 2002 and 2001, respectively. The decrease in accounts payable and accrued liabilities resulted primarily from a lower liability under the self-insured employee health program. This lower liability resulted from a) an intentional acceleration of the claims payment process and b) lower employee participation due to an increase in required employee contributions. Net cash used in investing activities resulted principally from amounts invested in the acquisition of Medlink Ohio, improvements in information systems and adult day health services expansion activities. Net cash used by financing activities resulted primarily from borrowings on the Company's credit facility, payment of capital lease and debt obligations, repurchases of common stock, and proceeds from stock option exercises.

Nine Months Ended December 31, 2001
Net cash provided by operating activities resulted principally from current period income, net of changes in accounts receivable, accounts payable and accrued expenses. Substantially all the increase in accounts receivable resulted from revenue growth. Days sales outstanding were approximately 81 at both December 31, 2001 and March 31, 2001. Substantially all the decrease in accounts payable and accrued liabilities resulted from the reversal of the remainder of accounting reserves originally recorded at the time discontinued operations accounting treatment was adopted for the VN segment which is included in the income from discontinued operations. Net cash used in investing activities resulted principally from amounts invested in adult day health services expansion activities and improvements in information systems. Net cash used by financing activities resulted primarily from borrowings on the Company's credit facility, payment of capital lease and debt obligations, repurchases of common stock, and proceeds from stock option exercises.

Year Ended March 31, 2001
Net cash used in operating activities resulted principally from current period income, net of changes in accounts receivable, accounts payable and accrued expenses. Substantially all the increase in accounts receivable resulted from an increase in days sales outstanding which were approximately 81 at March 31, 2001 and 70 at March 31, 2000. Accounts receivable increased primarily as a result of under-payments from the Kentucky Medicaid program. Accounts payable and accrued liabilities grew as a result of an increase in the number of days expenses outstanding due to slower payment of liabilities, partially offset by a decline in average daily expenses. Days expenses (excluding depreciation and bad debt expense) were approximately 68 at March 31, 2001 and 58 at March 31, 2000. Net cash used in investing activities resulted principally from amounts invested in adult day health services expansion activities and improvements in information systems. Net cash used by financing activities resulted primarily from borrowings on the Company's credit facility, payment of capital lease and debt obligations, repurchases of common stock, and proceeds from stock option exercises.

Contractual Obligations. The following table provides information about the payment dates of the Company's contractual obligations at December 31, 2002, excluding current liabilities except for the current portion of long-term debt (amounts in thousands):

                                        2003             2004            2005             2006           2007 & Later
                                     ------------     ------------    ------------     ------------    -----------------
    Revolving credit facility        $        -       $    14,482     $         -      $         -     $            -
    Capital lease obligations               509               262             222              222                411
    Notes payable                            68                65             362               47                195
    Operating leases                      1,895             1,414           1,042              378                100
                                     ------------     ------------    ------------     ------------    -----------------
    Total                            $    2,472       $    16,223     $     1,626      $       647     $          706
                                     ============     ============    ============     ============    =================

The Company believes that a certain amount of debt has an appropriate place in its overall capital structure and it is not the Company's strategy to eliminate all debt financing. The Company believes that it will be able to refinance the revolving credit facility when it matures. Based on the Company's ability to refinance the revolving credit facility when it matures, the Company believes that its cash flow from operations will be sufficient to cover operating needs, future capital expenditure requirements and scheduled debt payments of miscellaneous small borrowing arrangements and capitalized leases. In addition, it is likely that the Company will pursue growth from acquisitions, partnerships and other ventures that would be funded from excess cash from operations, credit available under the bank credit agreement and other financing arrangements that are normally available in the marketplace.

Commitments and Contingencies
Letter of Credit. The Company has an outstanding letter of credit of $3.0 million at December 31, 2002, which benefits its third-party insurer/administrator for its automobile and workers' compensation self-insurance programs.

Acquisition Agreements. The Company currently has no obligations related to acquisition agreements. However, the Company periodically seeks acquisition candidates and may reasonably be expected to enter into acquisitions in the future.

General and Professional Liability. The Company is party to various other legal matters arising in the ordinary course of business, including patient care-related claims and litigation. The Company carries insurance coverage for this exposure however its deductible per claim increased from $5,000 to $25,000 effective July 1, 2001. At December 31, 2002, recorded reserves for the general and professional coverage totaled approximately $177,000. The Company monitors its estimated self-insurance liabilities on a quarterly basis. As facts change, it may become necessary to make adjustments that could be material to the Company's results of operations and financial condition. The Company believes that its present insurance coverage is adequate. However, due to insurance market conditions, the Company will face significant cost increases and higher deductibles upon renewal on April 1, 2003. The Company is currently contemplating alternatives including potentially accepting additional self-insurance risk in lieu of higher premium costs.

Other Litigation. On January 26, 1994 Franklin Capital Associates L.P. (Franklin), Aetna Life and Casualty Company and Aetna Casualty and Surety Company shareholders, who at one time held approximately 320,000 shares of the Company's common stock (approximately 13% of shares outstanding) filed suit in Chancery Court of Williamson County, Tennessee claiming unspecified damages not to exceed three million dollars in connection with registration rights they received in the Company's acquisition of certain home health operations in February 1991. The 1994 suit alleged that the Company failed to use its best efforts to register the shares held by the plaintiffs as required by the merger agreement. The Company settled with both Aetna parties shortly before the case went to trial in February 2000. In mid-trial Franklin voluntarily withdrew its complaint reserving its legal rights to bring a new suit as allowed under Tennessee law. In April 2000, Franklin re-filed its lawsuit. The second trial took place in February 2003; however, no ruling has been issued. Estimated costs of litigation are included in accrued liabilities on the accompanying balance sheet. The Company can give no assurance that it will be successful in its defense. Accordingly, the Company is unable to predict what impact, if any, the ultimate resolution of this matter may have on its financial position or results of operations.

Medicaid Dependence. The Company has a significant dependence on state Medicaid reimbursement programs. For the year ended December 31, 2002, approximately 17.0%, 13.7%, 5.9%, 5.3%, 2.9%, 2.9% and 1.1% of the Company's revenues were generated from Medicaid reimbursement programs in the states of Kentucky, Maryland, Connecticut, Ohio, Massachusetts, Florida and Indiana, respectively. The Company could also be materially impacted by unfavorable changes in reimbursement programs in these states. In March 2003, the Commonwealth of Kentucky passed a new budget. This budget is intended to constrain Medicaid spending and Kentucky's Medicaid program is currently formulating new regulations to implement the budget. Because the regulations are in the development stage, the Company is currently unable to predict what impact they may have on the Company's operations. There can be no assurance that these changes will not have a material adverse effect on the Company.

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

Second, the Department of Health and Human Services has released standards relating to the privacy of individually identifiable health information. These standards not only require compliance with rules governing the use and disclosure of protected health information, but they also require the Company to impose those rules, by contract, on any business associate to whom we disclose protected information. The Department of Health and Human Services has only recently issued rules governing the security of health information.

The Department of Health and Human Services (HHS) finalized the electronic transaction standards on August 17, 2000. Payers are required to comply with the transaction standards by October 16, 2002 or October 16, 2003, depending on the size of the payer and whether the payer requests a one-year waiver. The Company has requested and received such a one-year waiver. Following compliance by its payers, the Company must comply with the transaction standards, to the extent it uses electronic data interchange. The Company expects to be able to comply with the new standards as the payors implement them. The Department of Health and Human Services issued the privacy standards on December 28, 2000, and, after certain delays, they became effective on April 14, 2001, with a compliance date of April 14, 2003. Once the Department of Health and Human Services has issued the security regulations in final form, affected parties will have approximately two years to be fully compliant. Sanctions for failing to comply with the HIPAA provisions related to health information practices include criminal and civil penalties.

Management is in the process of implementing changes in its operations to comply with the privacy and electronic transaction and code sets aspects of HIPAA and anticipates that the Company will be able to fully and timely comply with those requirements. The cost of complying with privacy standards is not expected to have a material effect on the Company's results of operations or financial position. Independent of HIPAA requirements, the Company has been developing new information systems with improved functionality to facilitate improved billing and collection activities, reduced administrative costs and improved management decision support information. The Company has incorporated the HIPAA mandated electronic transaction and code sets into this new software.

Regulations with regard to the security components of HIPAA, have only recently been published. Those regulations are required to be implemented by April 2005. Management cannot at this time estimate the cost of compliance with the security regulations.

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

At December 31, 2002, a hypothetical 100 basis point increase in short-term interest rates would result in a reduction of approximately $144,000 in annual pre-tax earnings.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                 Nine Months                           Year Ended
                                              Year Ended           Ended           Year Ended        December 31,
                                            December 31,         December 31,       March 31,             2001
                                               2002                 2001              2001            (unaudited)
                                          ------------------------------------------------------------------------
Net revenues                               $ 85,769,537       $    59,753,561      $ 75,454,786      $ 79,306,414
Cost of sales and services                   70,589,552            48,140,233        64,487,110        64,341,701
General and administrative expenses           7,580,281             4,878,469         6,520,432         6,697,630
Cost of restatement                             815,794                     -                 -                 -
Depreciation and amortization expense         2,176,844             1,270,204         1,528,487         1,552,187
Provision for uncollectible accounts          1,660,748               888,757         1,083,261         1,138,531
                                          ----------------  ------------------ ----------------- -----------------
Income from continuing operations before other
  Income (expense) and income taxes           2,946,318             4,575,898         1,835,496         5,576,365
Other income (expense):
  Interest expense                             (813,555)             (712,003)         (815,653)         (896,339)
                                          ----------------  ------------------ ----------------- -----------------
Income from continuing operations before
  income taxes                                2,132,763             3,863,895         1,019,843         4,680,026
Provision for income taxes                      787,850             1,622,831           479,305         2,006,474
                                          ----------------  ------------------ ----------------- -----------------
   Income from continuing operations        $ 1,344,913       $     2,241,064           540,538         2,673,552

Income from discontinued operations:
  Reclassification of VN operating losses previously
   provided, net of income taxes of $451,844          -                     -           737,220                 -
   Gain from reversal of previously recorded
     disposal charge, net of income                   -             1,087,350                 -         1,087,350
     taxes of $695,000                      ---------------  ------------------ ----------------- -----------------
    Net income                              $ 1,344,913       $     3,328,414      $  1,277,758      $  3,760,902
                                           ================  ================== ================= =================
Per share amounts-Basic:
  Average shares outstanding                  2,416,224       $     2,478,000     $   3,145,511      $  2,646,177
Income from continuing operations           $      0.56       $          0.90     $        0.17      $       1.01
Income from discontinued operations:
  Reclassification of VN operating losses previously
  provided, net of income taxes                       -                     -              0.23                 -
  Gain from reversal of previously recorded disposal
  charge, net of income taxes                         -                  0.44                 -              0.41
                                         ----------------   ------------------  ----------------- -----------------
    Net income                              $      0.56        $         1.34     $        0.40      $       1.42
                                         ================   ==================  ================= =================

Per share amounts-Diluted:
  Average shares outstanding                  2,719,809        $    2,909,285     $    3,306,682     $  3,077,462
Income from continuing operations                  0.49        $         0.77     $         0.16     $       0.87
Income from discontinued operations:
  Reclassification of VN operating losses previously
  provided, net of income taxes                       -                     -               0.22                -
  Gain from reversal of previously recorded
  dispoal charge, net of income taxes                 -                  0.37                  -             0.35
                                        ----------------   ------------------  -----------------  -----------------
    Net income                              $      0.49       $          1.14      $       0.38      $       1.22
                                        ================   ==================  =================  =================


       The accompanying notes to consolidated financial statements are an integral part of these financial statements.


                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                  ASSETS                December 31, 2002      December 31, 2001
                                  ------
                                                        ------------------------------------------
   CURRENT ASSETS:
      Cash and cash equivalents                         $    973,534           $      1,928,391
      Accounts receivable - net                           17,118,539                 17,896,966
      Prepaid expenses and other current assets              602,759                  1,021,417
      Deferred tax assets                                  1,396,306                  1,764,281
                                                         -----------------    -------------------
           TOTAL CURRENT ASSETS                           20,091,138                 22,611,055

   PROPERTY AND EQUIPMENT - NET                            9,149,782                  8,113,938
      COST IN EXCESS OF NET ASSETS ACQUIRED - NET          6,335,783                  3,783,448
   DEFERRED TAX ASSETS                                       212,914                    143,662
   OTHER ASSETS                                            1,010,406                  1,224,546
                                                         ----------------     -------------------
                                                        $ 36,800,023           $     35,876,649
                                                        =================     ===================

                   LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES:
      Accounts payable and accrued liabilities          $  9,272,300           $     10,309,546
      Current portion - capital leases and term debt         352,452                    338,402
                                                       -----------------       ------------------
                                                           9,624,752                 10,647,948
                                                       ------------------      ------------------

   LONG-TERM LIABILITIES:
      Revolving credit facility                           14,482,237                 12,586,532
      Capital leases                                         882,809                    837,934
      Mortgage and acquisition notes payable                 560,118                    352,687
      Other liabilities                                    1,146,023                  1,070,137
                                                         ---------------       ------------------
             TOTAL LONG-TERM LIABILITIES                  17,071,187                 14,847,290
                                                         ---------------       ------------------
             TOTAL LIABILITIES                            26,695,939                 25,495,238
                                                         ----------------      ------------------

   COMMITMENTS AND CONTINGENCIES

   STOCKHOLDERS' EQUITY:
        Common stock, par value $0.10; authorized 10,000,000
          shares; 3,369,674 and 3,317,874 issued and
          outstanding, respectively                         336,970                     331,790
        Treasury stock, at cost, 1,087,383 and 837,312
          shares respectively                            (7,706,152)                 (5,783,597)
        Additional paid-in capital                        26,335,863                  6,040,728
        Accumulated deficit                               (8,862,597)               (10,207,510)
                                                     ------------------        ------------------
             TOTAL STOCKHOLDERS' EQUITY                   10,104,084                 10,381,411
                                                       $  36,800,023           $     35,876,649
                                                     ==================        ==================

           The accompanying notes to consolidated financial statements are an integral part of these financial statements.


                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                     Additional                          Total
                                    Common Stock              Treasury Stock          Paid-in        Accumulated     Stockholders'
                                Shares       Amount       Shares       Amount         Capital          Deficit          Equity
                              ------------ ------------ ----------- -------------- --------------- ---------------- ----------------
Balance, March 31, 2000        3,151,163    $315,119      10,000    $   (95,975)     $25,384,270     $(14,813,682)     $ 10,789,732
  Options Exercised              138,811      13,881                                     347,456                            361,337
Repurchased Shares                                       769,912     (5,170,944)                                         (5,170,944)
Net income                                                                                              1,277,758         1,277,758
                              ------------ ------------ ----------- -------------- --------------- ----------------  ---------------
Balance, March 31, 2001        3,289,974     329,000     779,912     (5,266,919)      25,731,726      (13,535,924)        7,257,883

Options Exercised                 27,900       2,790                                      77,973                             80,763
Repurchased Shares                                        57,400       (516,678)                                           (516,678)
Tax benefit from exercise of
 non-qualified stock options                                                             231,029                            231,029
Net Income                                                                                              3,328,414         3,328,414
                              ------------ ------------ ----------- -------------- --------------- ----------------  ---------------
Balance, December 31, 2001     3,317,874     331,790     837,312      5,783,597)      26,040,728      (10,207,510)       10,381,411

Options Exercised                 51,800       5,180                                                      136,927           142,107
Repurchased Shares                                       250,071     (1,922,555)                                         (1,922,555)
Tax benefit from exercise of
  non-qualified stock options                                                            158,208                            158,208
Net Income                                                                                              1,344,913         1,344,913
                              ------------ ------------ ----------- -------------- --------------- ----------------  ---------------
Balance, December 31, 2002     3,369,674   $  336,970   1,087,383   $(7,706,152)      26,335,863       (8,862,597)       10,104,084
                              ============ ============ =========== ============== =============== ================  ===============
















           The accompanying notes to consolidated financial statements are an integral part of these financial statements.


                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               Nine Months
                                                                            Year Ended            Ended            Year Ended
                                                                           December 31,         December 31,       March 31,
                                                                               2002               2001                2001
                                                                          ----------------   -----------------  ---------------
Cash flows from operating activities:
Net income                                                                $   1,344,913       $   3,328,414      $  1,277,758
   Less income from discontinued operations                                           -           1,087,350           737,220
                                                                          ----------------   -----------------  ---------------
Income from continuing operations                                             1,344,913           2,241,064           540,538

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
     Depreciation and amortization                                            2,176,844           1,270,204         1,528,487

     Provision for uncollectible accounts                                     1,660,748             888,757         1,083,262

     Deferred income taxes                                                      456,930           1,027,291           125,239
                                                                           ----------------   -----------------  ---------------
                                                                              5,639,435           5,427,316         3,277,526

     Change in certain net assets, net of the effects of acquisitions and dispositions:
     (Increase) decrease in:
         Accounts receivable                                                   (183,865)         (2,060,042)        (2,650,703)

         Prepaid expenses and other current assets                              337,406            (144,372)          (991,118)

         Other assets                                                           214,141            (370,830)           (84,340)

     Increase (decrease) in:
         Accounts payable and accrued expenses                               (1,076,149)         (1,977,800)           986,547

         Other liabilities                                                       75,886             299,058           (277,375)
                                                                          ----------------   -----------------  ---------------
       Net cash provided by operating activities                              5,006,854           1,173,330            260,537
                                                                          ----------------   -----------------  ---------------
Cash flows from investing activities:
     Capital expenditures                                                    (2,738,779)         (2,088,473)        (2,836,709)
     Acquisitions, net of cash acquired                                      (2,930,712)                  -            (45,370)
                                                                          ----------------   -----------------  ---------------
        Net cash used in provided by investing activities                    (5,669,491)         (2,088,473)        (2,882,079)
                                                                          ----------------   -----------------  ---------------

Cash flows from financing activities:
     Net revolving credit facility borrowings                                 1,895,705             795,894          8,633,013

     Repurchase of common shares                                             (1,922,555)           (516,678)        (5,170,944)

     Proceeds from stock option exercises                                       142,107             311,792            361,337

     Principal payments on debt and capital leases                             (407,477)           (245,065)          (137,785)
                                                                          ----------------   -----------------  ---------------
        Net cash provided by (used in) financing activities                    (292,220)            345,943           3,685,621
                                                                          ----------------   -----------------  ---------------
Net (decrease) increase in cash and cash equivalents                           (954,857)           (569,200)          1,064,079
Cash and cash equivalents at beginning of period                               1,928,391          2,497,591           1,433,512
                                                                          ---------------    -----------------  ---------------
Cash and cash equivalents at end of period                                $      973,534    $     1,928,391     $     2,497,591
                                                                          ================   =================  ===============
Supplemental disclosures of cash flow information:
  Cash payment of interest, net of amounts capitalized                    $      822,000    $       653,000     $       829,000
  Cash payment of taxes                                                   $      465,000    $     1,412,000     $       706,000
Summary of non-cash investing activities:
  Capital expenditures financed under capital leases                      $      373,833    $       841,961     $       611,456
  Acquisition note payable                                                $      300,000    $             -     $            -




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

Decision to Retain VN Operations
As reported in the Company's Form 10-K for the nine months ended December 31, 2001, the Company in September 2001 terminated its previously adopted plan of disposition for its Visiting Nurse (VN) operations. This decision followed a period of extensive analysis and evaluation of numerous alternatives for the business unit. In the Board's judgment, given the significant external and internal changes that have taken place with regard to the future prospects of the VN segment, retaining the VN segment was the best option available to maximize shareholder value. In the accompanying financial statements, the Company, in accordance with applicable accounting rules, terminated the use of discontinued operations accounting treatment for the VN segment. VN segment results are now reported as an on-going part of the continuing operations of the Company for all periods presented.

As a result of the decision to retain its VN segment, the Company recorded, in the nine months ended December 31, 2001, a one-time after-tax gain of approximately $1.1 million, or $0.37 per diluted share, resulting from the reversal of the remainder of accounting reserves originally recorded at the time discontinued operations accounting treatment was adopted for this segment.

Change in Fiscal Year End
Also in September 2001, the Company changed its fiscal year end from March 31 to December 31 effective December 31, 2001. Pursuant to the Securities Exchange Act of 1934, the accompanying financial statements included herein present information for the year ended December 31, 2002, the nine months ended December 31, 2001 and for the year ended March 31, 2001 .

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Uninsured deposits at December 31, 2002, and December 31, 2001 were approximately $973,000 and $1.9 million, respectively. These amounts have been deposited with national financial institutions.

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

COST IN EXCESS OF NET ASSETS ACQUIRED

The cost in excess of fair value of net assets acquired is stated at cost. Subsequent to its acquisitions, the Company evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company utilizes appropriate methods in measuring whether or not the goodwill is recoverable.

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" (SFAS 141) and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). These statements established new accounting and reporting standards for business combinations and associated goodwill and intangible assets. SFAS 141 eliminated the pooling of interest method of accounting and amortization of goodwill for business combinations initiated after June 30, 2001. SFAS 142, adopted by the Company January 1, 2002, requires that goodwill and intangible assets with indefinite useful lives can no longer be amortized, but instead must be tested for impairment at least annually. The Company has completed the required initial and annual tests for impairment and concluded that no impairment currently exists. If the Company had accounted for its goodwill under SFAS No. 142 for all periods presented, the Company's net income and income per share would have been as follows:

                                              Year Ended     Nine Months Ended   Year Ended
                                             December 31,     December 31,       March 31,
                                                2002               2002            2001
                                         --------------------------------------------------

Net income as reported                   $      1,344,913  $      3,328,414  $    1,277,758
Add back:
  Goodwill amortization, net of tax                     -            65,540          79,500
                                         -----------------------------------------------------
Adjusted net income                      $      1,344,913  $      3,393,954  $    1,357,258
                                         =====================================================

Basic earnings per share:
  Net income as reported                 $           0.56  $           1.34  $         0.40
  Add back:
    Goodwill amortization, net of tax                   -              0.03            0.03
                                         -----------------------------------------------------
Adjusted net income                      $           0.56  $           1.37  $         0.43
                                         =====================================================

Diluted earnings per share:
  Net income as reported                 $           0.49  $           1.14  $         0.38
  Add back:
    Goodwill amortization, net of tax                   -              0.03            0.03
                                         -----------------------------------------------------
 Adjusted net income                     $           0.49  $           1.17  $         0.41
                                         =====================================================


The following table sets forth changes in the Company's goodwill for the fiscal year ended December 31, 2002. All transactions occurred in the ADHS segment:

       Balance at January 1, 2002                      $3,783,448
       Goodwill acquired (Note 11)                      2,552,335
                                                      --------------
        Balance as of December 31, 2002                $6,335,783
                                                      ==============

Accumulated goodwill amortization at December 31, 2001 was approximately $2 million.

LONG-LIVED ASSETS

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and the accounting and reporting provisions for APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The Company adopted SFAS No. 144 on January 1, 2002 and there was no effect on the financial position and results of operations of the Company during the year ended December 31, 2002.

CAPITALIZATION POLICIES

Maintenance, repairs and minor replacements are charged to expense as incurred. Major renovations and replacements are capitalized to appropriate property and equipment accounts. Upon sale or retirement of property, the cost and related accumulated depreciation are eliminated from the accounts and the related gain or loss is recognized in income.

Construction costs incurred to ready a project for its intended use are capitalized for major development projects and are amortized over the lives of the related assets. Consistent with AICPA Statement of Position 98-1, the Company capitalizes the cost of internally generated computer software developed for the Company's own use. Software development costs of $1,381,280, $911,001 and $1,217,448 were capitalized in the year ended December 31, 2002, the nine months ended December 31, 2001 and the year ended March 31, 2001, respectively. Capitalized software costs for the year ended December 31, 2002 included $26,520 of capitalized interest expense. Capitalized software development costs are amortized over a three-year period following the initial implementation of the software.

NET REVENUES

The Company is paid for its services primarily by Federal and state third-party reimbursement programs, commercial insurance companies, and patients. Revenues are recorded at established rates in the period during which the services are rendered. Appropriate allowances to give recognition to third party payment arrangements are recorded when the services are rendered.

Approximately 4.8%, 9.9%, and 22.3% of net revenues for the year ended December 31, 2002, the nine months ended December 31, 2001 and the year ended March 31, 2001, respectively, were derived under Federal and state third-party cost-based reimbursement programs. These revenues were based on cost reimbursement principles and are subject to examination and retroactive adjustment by agencies administering the programs. Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation. As a result, there is a least a reasonable possibility that recorded estimates could change by material amounts in the near term. Management continuously evaluates the outcome of these reimbursement examinations and provides allowances for losses based upon the best available information. In the opinion of management, adjustments, if any, would not be material to the financial position or the results of operations of the Company.

The Company has a significant dependence on state Medicaid reimbursement programs. The Company could be materially impacted by unfavorable changes in reimbursement programs in the states in which it operates. In March 2003, the Commonwealth of Kentucky passed a new budget. This budget is intended to constrain Medicaid spending and Kentucky's Medicaid program is currently formulating new regulations to implement the budget. Because the regulations are in the development stage, the Company is currently unable to predict what impact they may have on the Company's operations. It is possible that these future changes may have a material adverse effect on the Company.

The following table sets forth the percent of the Company's revenues generated from Medicare, state Medicaid programs and other payors:


                                                           Year Ended          Nine Months Ended           Year Ended
                                                       December 31, 2002       December 31, 2001        March 31, 2001
                                                     -----------------------  ---------------------  -----------------------
        Medicare                                                    29.7%             29.2%                  28.5%
          Medicaid & other government programs:
          Kentucky                                                  17.0%             17.1%                  14.9%
          Maryland                                                  13.7%             16.0%                  16.5%
          Connecticut                                                5.9%              6.3%                   5.8%
          Ohio                                                       5.3%              3.7%                   2.5%
          Massachusetts                                              2.9%              2.9%                   3.2%
          Florida                                                    2.9%              1.9%                   0.4%
          Indiana                                                    1.1%              3.6%                   3.6%
                                                      -----------------------  ---------------         ---------------
          subtotal                                                  48.8%             51.5%                  46.9%
           All other payers                                         21.5%             19.3%                  24.6%
                                                     -----------------------  ------------------       ---------------
           Total                                                   100.0%             100.0%                 100.0%
                                                     =======================  ==================       ===============

Concentrations in the Company's accounts receivable were as follows:
                                                        As of December 31, 2002               As of December 31, 2001
                                                -------------------------------------         ----------------------------
                                                         Amount             Percent            Amount           Percent
                                                 -----------------------  -------------   -----------------  --------------
                     Medicare                     $          4,845,084        24.9%          $6,677,227            32.9%
                                                 -----------------------  -------------   -----------------  --------------
      Medicaid & other government programs:
       Kentucky                                              5,211,503        26.8%           4,179,934            20.6%

       Maryland                                                847,290         4.4%           1,083,617             5.3%

       Connecticut                                           1,125,538         5.8%             994,571             4.9%

       Ohio                                                  1,904,768         9.8%             557,773             2.7%

       Massachusetts                                           677,862         3.5%             839,130             4.1%

       Florida                                                 429,567         2.2%             518,191             2.6%

       Indiana                                                 984,321         5.1%             782,215             3.9%
                                                -----------------------  -----------------  --------------   --------------
         subtotal                                           11,180,849        57.6%           8,955,431            44.1%
                                                ----------------------  -----------------  ---------------- --------------
       All other payers                                      3,401,962        17.5%           4,684,560            23.0%
                                                -----------------------  ---------------   -----------------  --------------
        subtotal                                            19,427,895       100.0%          20,317,218           100.0%
                                                                          =============                      ==============
       Allowance for uncollectible accounts                 (2,309,356)                      (2,420,252)
                                                 -----------------------                  -----------------
                                                 $          17,118,539                      $17,896,966
                                                 =======================                  =================

At December 31, 2002 and 2001, the Company had approximately $4,491,000 and $7,615,000 of net receivables outstanding specifically related to filed or estimated cost reports. Of these amounts, approximately $2,271,000 and $4,014,000, respectively, were due from the Kentucky Medicaid program.


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

                                                            Year Ended      Nine Months Ended     Year Ended
                                                        December 31, 2002   December 31, 2001    March 31, 2001
                                                      ------------------------------------------------------

   Basic weighted average outstanding shares                2,416,224           2,478,000       3,145,511

   Add-common equivalent shares representing
     shares issuable upon  exercise of dilutive
     options                                                  303,585             431,285         161,171
                                                      ------------------------------------------------------
   Diluted weighted average number of shares at
     year end                                               2,719,809            2,909,285      3,306,682
                                                        =====================================================

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Refer also to "NET REVENUES" above and to Note 2 -- "HEALTHCARE REFORM LEGISLATION, REGULATIONS AND MARKET CONDITIONS".

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash, accounts receivable, payables and debt instruments. The book values of cash, accounts receivable and payables are considered representative of their respective fair values. The fair value of the Company's debt instruments approximates their carrying values as substantially all of such debt has rates which fluctuate with changes in market rates.

STOCK-BASED COMPENSATION
The Company applies APB Opinion 25 and related interpretations in accounting for its stock option plans. In 1995, Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS 123) was issued and, if fully adopted, changes the method of recognition of costs on plans similar to the Company's. The Company adopted the disclosure-only provisions of SFAS 123. Accordingly, no compensation cost has been recognized for the Company's stock option grants since options granted have been at exercise prices at lease equal to fair value of the Company's common stock at the grant date. Had compensation cost for the stock option grants been determined based upon the fair value at the grant date for the awards in the year ended December 31, 2002, the nine months ended December 31, 2001 and the year ended March 31, 2001 consistent with the provisions of SFAS 123, the effect on net income and earnings per share would have been reduced to the following pro forma amounts:



                                                                      Nine Months Ended
                                            Year Ended December       December 31, 2001             Year Ended
                                                  31, 2002                                          March 31,
                                                                                                       2001
                                            ---------------------    --------------------     -----------------------
      Net income, as reported:              $         1,344,913      $         3,328,414      $         1,277,758
        Pro forma stock-based
         compensation expense, net of                    67,722                   60,959                   67,643
         tax
                                            ---------------------    --------------------     -----------------------
      Pro forma net income                  $         1,277,191      $         3,267,455      $         1,210,115
                                            =====================    ====================     =======================

      Pro forma earnings per share:
        Basic                               $              0.53      $              1.32      $              0.38
        Diluted                             $              0.47      $              1.12      $              0.37


ADVERTISING COSTS

The Company expenses the costs of advertising as incurred. Advertising expense was $146,218, $193,280 and $208,314 for the year ended December 31, 2002, the nine months ended December 31, 2001 and the year ended March 31, 2001, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued Statement of Financial Accounting Standard No. 146, "Accounting for Costs Associated With Exit or Disposal Activities," (SFAS
146) which is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS 146 nullifies EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. A commitment to an exit or disposal plan no longer will be sufficient basis for recording a liability for those activities. The adoption of SFAS 146 in 2003 is not expected to have an immediate impact on the Company's financial condition or results of operations, however, should Company have future exit or disposal activities, SFAS 146 would apply to the accounting for those activities.

NOTE 2 - HEALTHCARE REFORM LEGISLATION, REGULATIONS AND MARKET CONDITIONS

Health Care Reform

The health care industry has experienced, and is expected to continue to experience, extensive and dynamic change. In addition to economic forces and regulatory influences, continuing political debate is subjecting the health care industry to significant reform. Health care reforms have been enacted and proposals for additional changes are continuously formulated by departments of the Federal government, Congress, and state legislatures.

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

Health Insurance Portability and Accountability Act (HIPAA)
The Health Insurance Portability and Accountability Act (HIPAA) was enacted by the Federal government on August 12, 1996, and requires organizations to adhere to certain standards to protect data integrity, confidentiality and availability. HIPAA also mandates, among other things, that the Department of Health and Human Services adopt standards for the exchange of electronic health information in an effort to encourage overall administrative simplification and enhance the effectiveness and efficiency of the health care industry. Management is in the process of implementing changes in its operations to comply with the privacy and electronic transaction and code sets aspects of HIPAA and anticipates that the Company will be able to fully and timely comply with those requirements. The cost of complying with privacy standards is not expected to have a material effect on the Company's results of operations or financial position. Independent of HIPAA requirements, the Company has been developing new information systems with improved functionality to facilitate improved billing and collection activities, reduced administrative costs and improved management decision support information. The Company has incorporated the HIPAA mandated electronic transaction and code sets into this new software.

Regulations with regard to the security components of HIPAA, have only recently been published. Those regulations are required to be implemented by April 2005. Management cannot at this time estimate the cost of compliance with the security regulations.

NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued expenses consist of the following:

                                      December 31,          December 31,
                                         2002                  2001
                                     -------------------------------------------
Trade payables                       $2,711,970           $   3,106,033

Wages and employee benefits           2,308,313               2,086,971

Insurance accruals                    2,781,557               3,582,595

Accrued taxes                           895,740                 962,637

Accrued professional fees and other  $  574,720                 571,310
                                     ---------------------------------------
                                      9,272,300            $ 10,309,546
                                     =======================================

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment, including equipment under capital leases, consist of the following:

                                    December 31,             December 31,
                                       2002                      2001
                               --------------------    --------------------

Land                             $          450,000          $     450,000
Buildings and improvements                1,463,603              1,460,092
Leasehold improvements                    4,740,948              4,596,628
Medical equipment                           660,729                603,568
Computer equipment and software           8,119,040              6,134,926
Office and other equipment                2,878,420              2,566,738
Transportation equipment                  3,433,934              2,988,972
                                --------------------    --------------------
                                         21,746,674             18,800,924
Less accumulated depreciation          (12,596,892)            (10,686,986)
                                --------------------    --------------------
                                   $      9,149,782           $  8,113,938
                                ====================    ====================

Depreciation expense (including depreciation on assets held under capital leases) was $2,069,319, $1,117,621 and $1,404,720 for the year ended December 31, 2002, the nine months ended December 31, 2002 and the year ended March 31, 2001, respectively.

NOTE 5 - REVOLVING CREDIT FACILITY

Revolving Credit Facility. The Company has a $22.5 million credit facility with Bank One Kentucky NA with an expiration date of December 31, 2003. On February 7, 2003, the bank formally committed to an extension through June 30, 2004. The credit facility bears interest at the bank's prime rate plus a margin (ranging from 0% to 1.0%, currently 0%) dependent upon total leverage and is secured by substantially all assets and the stock of the Company's subsidiaries. The weighted average interest rates were 5.0%, 7.3% and 10.0% for the year ended December 31, 2002, the nine months ended December 31, 2001 and the year ended March 31, 2001, respectively. The interest rate in effect at December 31, 2002 was 4.25%. The Company pays a commitment fee of 0.5% per annum on the unused facility balance. Borrowings are available equal to the greater of: a) a multiple of earnings before interest, taxes, depreciation and amortization (as defined) or, b) an asset based formula, primarily based on accounts receivable. Borrowings under the facility may be used for working capital, capital expenditures, acquisitions, development and growth of the business and other corporate purposes. As of December 31, 2002 the formula permitted approximately $19.3 million to be used of which approximately $14.5 million was outstanding. Additionally, an irrevocable letter of credit, totaling $3.0 million, was outstanding in connection with the Company's self- insurance programs. Thus, a total of $17.5 million was either outstanding or committed as of December 31, 2002 while an additional $1.8 million was available for use. The Company's revolving credit facility is subject to various financial covenants. As of December 31, 2002, the Company was in compliance with the covenants.

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


                                           December 31,           December 31,
                                               2002                  2001
                                      ---------------------    -----------------
Deferred tax assets
Nondeductible reserves and
  allowances                          $         664,000        $       506,000
Intangibles                                   1,488,000              1,419,000
Insurance accruals                              811,000              1,005,000
Net operating loss carryforwards                768,000              1,058,000
                                      ---------------------    -----------------
                                              3,731,000              3,988,000
Valuation allowance                           (701,000)             (1,058,000)
                                      ---------------------    -----------------
                                              3,030,000              2,930,000
                                      ---------------------    -----------------
Deferred tax liabilities
Accelerated depreciation                    (1,421,000)             (1,022,000)
                                      ---------------------    -----------------
Net deferred tax assets               $       1,609,000        $     1,908,000
                                      =====================    =================

Deferred tax assets are reflected in
  the accompanying balance sheets as:
  Current                             $       1,396,000        $     1,764,000
  Long-term                                     213,000                144,000
                                      ---------------------    -----------------
Net deferred tax assets               $       1,609,000        $     1,908,000
                                      =====================    =================

The Company has state and local net operating loss carryforwards of approximately $16.7 million which expire on various dates through 2016.

Provision (benefit) for income taxes consists of the following:

                                                                               Nine Months
                                                        Year Ended           Ended December             Year Ended
                                                    December 31, 2002              31,                  March 31,
                                                                                  2001                     2001
                                                    --------------------    -------------------    ------------------
   Federal - current                                $         (234,000)     $         895,000      $        750,000
   State and local - current                                    43,000                254,000               173,000
   Deferred                                                    979,000              1,169,000                 8,000
                                                    --------------------    -------------------    ------------------
                                                    $          788,000      $       2,318,000      $        931,000
                                                    ====================    ===================    ==================

   Shown in the accompanying statements of income as:
     Continuing operations                          $          788,000      $       1,623,000      $        479,000
     Discontinued operations:
       From reclassification of VN
          operating losses previously provided                       -                      -               452,000
      Gain from reversal of previously
         recorded disposal charge                                    -                695,000                     -
                                                    --------------------    -------------------    ------------------
                                                    $           788,000     $       2,318,000      $        931,000
                                                    ====================    ===================    ==================

A reconciliation of the statutory to the effective rate of the Company (for continuing operations only) is as follows:
                                                                                Nine Months
                                                         Year Ended               Ended                   Year Ended
                                                         December 31,          December 31,                March 31,
                                                            2002                    2001                     2001
                                                     -----------------------  ---------------------  -----------------------
  Tax provision using statutory rate                            34.0%                    34.0%                  34.0%

  Goodwill                                                         -%                     0.6%                   1.1%

  Valuation allowance                                           (3.4%)                   (1.2%)                 10.6%

  State and local taxes, net of Federal benefit                  5.0%                     6.4%                  (3.6%)

  Other, net                                                     1.4%                     2.2%                   4.9%
                                                     -----------------------  ---------------------  ----------------------
  Tax provision for continuing operations                       37.0%                    42.0%                  47.0%
                                                     =======================  =====================  =======================

The Company has provided a valuation allowance against certain net deferred tax assets based upon management's estimation of realizability of those assets through future taxable income. This valuation was based in large part on the Company's history of generating operating income or losses in individual tax locales and expectations for the future. The Company's ability to generate the expected amounts of taxable income from future operations to realize its recorded net deferred tax assets is dependent upon general economic conditions, competitive pressures on revenues and margins and legislation and regulation at all levels of government. There can be no assurances that the Company will meet its expectations of future taxable income. However, management has considered the above factors in reaching its conclusion that it is more likely than not that future taxable income will be sufficient to realize the net deferred tax assets as of December 31, 2002.

During the year ended December 31, 2002, the nine months ended December 31, 2001 and the year ended March 31, 2001, based on changes in facts and circumstances, favorable changes occurred in the Company's expectations with regard to the generation of future taxable income in certain tax jurisdictions. Accordingly, the state and local tax provision for these periods include a reduction of previously recorded valuation allowances of approximately $73,000, $47,000 and $131,000, respectively.

NOTE 7 - Stockholders' Equity

Employee Stock Option Plans

The Company has the following stock option plans:

1. The Company has a Nonqualified Stock Option Plan which provides for the granting of options to key employees, officers, and directors, to purchase up to 220,000 shares of the Company's common stock. The period of time for granting options under this plan has expired. As of December 31, 2002, options for 40,500 shares were outstanding under this plan.

2. The Company has a 1991 Long-term Incentive Nonqualified Stock Option Plan which provides for options to purchase up to 500,000 shares of the Company's common stock to key employees, officers, and directors. The period of time for granting options under this plan has expired. As of December 31, 2002, options for 420,193 shares were outstanding under this plan.

3. The Company has a 1993 Stock Option Plan for Non-employee Directors which provides options to purchase up to 120,000 shares of the Company's common stock to directors who are not employees. Each newly elected director or any director who did not possess options to purchase 10,000 shares of the Company's common stock were automatically granted options to purchase 10,000 shares of common stock under this plan at an exercise price based on the market price as of the date of grant. As of December 31, 2002, all option shares available under this plan have been granted and options for 93,500 shares were outstanding under this plan.

4. The Company has a 2000 Stock Option Plan which provides for options to purchase up to 500,000 shares of the Company's common stock to key employees and officers. The Board of Directors determines the amount and terms of the options, which cannot exceed ten years. As of December 31, 2002, options for 74,007 shares had been granted and were outstanding under this plan. Shares available for future grant amount to 425,993 shares at December 31, 2002.

Changes in qualified options, non-qualified options, and supplemental non-qualified options and warrants outstanding are summarized as follows:

                                     Warrants                 Options
                     --------------------------- -------------------------------
                                   Wtd. Avg                           Wtd. Avg
                        Shares     Ex. Price      Shares              Ex. Price
                     --------------------------- -------------     -------------

 March 31, 2000          200,000   $     12.50     590,211         $      2.49

 Granted                       -                  261,000          $      4.24
 Exercised                     -                 (138,811)         $      2.60
 Acquired               (200,000)  $     12.50           -
 Terminated                                       (19,500)         $      3.06
                     -------------              ----------
 March 31, 2001                -                  692,900          $      3.11

 Granted                       -                   10,000          $      8.75
 Exercised                     -                  (27,900)         $      2.60
 Terminated                    -                   (7,500)         $      4.25
                     -------------              ----------
 December 31, 2001             -                  667,500          $      3.06

 Granted                       -                   12,500          $     10.51
 Exercised                     -                  (51,800)         $      2.80
 Terminated                    -                         -         $         -
                     -------------              ----------
 December 31, 2002             -                   628,200         $      3.38
                     =============              ==========

The following table details exercisable options and related information:


                                         Year Ended        Nine Months Ended        Year Ended
                                      December 31, 2002    December 31, 2001      March 31, 2001
                                      ------------------  ------------------- -------------------

Exercisable at end of year                     493,325             425,250             433,775
Weighted average exercise price          $        2.98      $         2.76      $         2.53

Weighted average fair value
  of options granted during the year     $        0.69      $         0.68      $         0.71

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for awards in the year ended December 31, 2002, the nine months ended December 31, 2001 and the year ended March 31, 2001, respectively: risk-free interest rates of 5.72%, 5.40% and 6.18%, expected volatility of approximately 50%, 50% and 50%, expected lives of 9.30, 9.57 and 9.59 years and no expected dividend yields.

The following table summarizes information about stock options outstanding at December 31, 2002:

                                 Options Outstanding                                     Options Exercisable
      --------------------------------------------------------------------------- -----------------------------------
                             Outstanding          Wtd. Avg.                          Exercisable
          Range of              As of             Remaining          Wt. Avg.           As of             Wt. Avg.
         Ex. Price        December 31, 2002    Contractual Life      Ex. Price    December 31, 2002      Ex. Price
      -----------------   ------------------  -------------------  -------------- -------------------   -------------
         $2.19-2.50               187,500            6.19              $2.19               187,500         $2.19
        $2.50 - 3.00              186,200            3.31              $3.16               176,075         $2.77
         Over $3.00               254,500            8.11              $4.41               129,750         $4.40
                          ------------------                                      -------------------
       $2.19 - $10.59             628,200            6.11              $3.38               493,325         $2.98
                          ==================                                      ===================


Shareholders Rights Plan
On February 1, 1999 the Company implemented a shareholder protection rights plan. One right was distributed as a dividend on each share of common stock of the Company held of record as of the close of business on February 16, 1999. Subject to the terms and conditions of the plan, the rights will be exercisable only if a person or group acquires beneficial ownership of 20% or more of the Company's common stock or announces a tender or exchange offer upon consummation of which, such person or group would beneficially own 20% or more of the common stock of the Company. If the rights are triggered, then each right not owned by the acquiring person or group entitles its holder to purchase shares of Company common stock at the right's current exercise price, having a value of twice the right's exercise price. The Company may redeem the rights at any time until the close of business on the tenth business day following an announcement by the Company that an acquiring person or group has become the beneficial owner of 20% or more of the Company's common stock.

Directors Deferred Compensation Plan
The Company has a Non-Employee Directors Deferred Compensation Plan which allows Directors to elect to receive fees for Board services in the form of shares of the Company's common stock. The Plan authorized 100,000 shares for such use. As of December 31, 2002, 41,100 shares have been allocated in deferred accounts, 11,356 have been issued to previous Directors and 47,544 remain available for future allocation. Allocated shares are to be issued to Directors when they cease to be Directors or upon a change in control. Directors' fees are expensed as incurred whether paid in cash or deferred into the Plan.

NOTE 8 - RETIREMENT PLANS
The Company administers a 401 (k) defined contribution retirement plan for the benefit of the majority of its employees, who have completed 90 days of service and been credited with 1,000 hours of service as defined by the plan agreement. The Company matches contributions in an amount equal to one-quarter of the first 10% of each participant's contribution to the plan. 401 (k) assets are held by an independent trustee, are not assets of the Company, and accordingly are not reflected in the Company's balance sheets. Additionally, the Company administers a "rabbi trust" Executive Retirement Plan (ERP) for highly-compensated employees who, under IRS rules, are not eligible to participate in the 401 (k) plan. The Company matches contributions in an amount equal to one-quarter of the first 10% of each participant's contribution to the plan. ERP assets are assets of the Company until distributed to the employees following retirement or termination of employment. Employees with assets in the ERP are general creditors of the Company. Accordingly, as of December 31, 2002, ERP assets of approximately $762,000 and liabilities of $916,000 are reflected in the Company's balance sheets. The Company's expense for both retirement plans was approximately $83,000, $102,000 and $169,000 for the year ended December 31, 2002, the nine months ended December 31, 2001 and the year ended March 31, 2001, respectively. In February 2003, the ERP was terminated and amounts due to participants were paid out at the time of termination.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain real estate, office space, vehicles and equipment under non-cancelable operating leases expiring at various dates through 2008 and which contain various renewal and escalation clauses. Rent expense amounted to approximately $4,094,986, $2,982,784 and $4,165,406 for the year ended December 31, 2002, the nine months ended December 31, 2001 and the year ended March 31, 2001, respectively. At December 31, 2002 the minimum rental payments under these leases were as follows:

           2003                                  $1,894,624
           2004                                   1,413,734
           2005                                   1,042,171
           2006                                     378,180
           2007 and thereafter                      100,284
                                     -------------------------
                                                 $4,828,993
                                     =========================

Capital Leases and Term Debt

The Company has certain assets, primarily vehicles, under capital leases. The leases include interest of approximately annually 7.0%. Assets held under capital leases are carried at cost of approximately $1.7 million with accumulated depreciation of approximately $376,000 as of December 31, 2002.

The Company has a mortgage liability on one parcel of real property. The liability bears interest at an annual rate of 8.0% and is secured by a mortgage on the property. Additionally, as described in Note 11, the Company has an unsecured $300,000 note payable to a seller bearing interest at 6%.

Future minimum lease payments and principal and interest payments on the term debt are as follows:

      Year Ending December 31,                                   Mortgage           Acquisition
                                        Capital Leases          Liability          Note Payable               Total
                                        -----------------     ---------------    ------------------    --------------------
      2003                              $       509,189       $      47,080      $         21,400      $          577,669
      2004                                      262,263              47,080                18,000                 327,343
      2005                                      221,517              47,080               314,600                 583,197
      2006                                      221,517              47,080                     -                 268,597
      2007 and thereafter                       411,257             194,516                     -                 605,773
                                        -----------------     ---------------    ------------------    --------------------
                                              1,625,743             382,836               354,000               2,362,579
      Less: amount representing
        interest                               (437,562)            (75,638)              (54,000)               (567,200)
                                        -----------------     ---------------    ------------------    --------------------
      Present value of minimum
        lease/principal payments              1,188,181             307,198               300,000               1,795,379
      Less: current portion                     305,372              47,080                     -                 352,452
                                        -----------------     ---------------    ------------------    --------------------
                                        $       882,809       $     260,118      $        300,000      $        1,442,927
                                        =================     ===============    ==================    ====================

Employment Contracts

The Company has an employment contract with an officer. In connection with this contract, the Company is contractually obligated to pay an annual base salary of $250,000 for one year with automatic one-year renewals. In addition, the agreement contains contingent obligations associated with performance bonuses and severance.

Insurance Programs

Self-Insurance Programs. The Company bears significant risk under its self-insured employee health, automobile and workers' compensation programs. The Company's self-insured health program has an excess-loss insurance policy that reimburses the Company for covered expenses (up to a certain amount) of a specific deductible for each covered person and an annual aggregate deductible for all covered claims. The Company's current excess loss insurance policy ends April 30, 2003. Based on information provided by its broker and third-party administrator, the Company expects health insurance costs to increase between 10% to 20% during 2003 due to the inflation of medical care costs. Under its automobile and workers' compensation self-insurance programs, the Company bears risk up to $100,000 per incident.

The Company records estimated liabilities for its health, automobile, and workers' compensation self-insurance programs based on information provided by the third-party plan administrators, historical claims experience, the life cycle of claims, expected costs of claims incurred but not paid, and expected costs to settle unpaid claims.

General and Professional Liability. The Company is party to various other legal matters arising in the ordinary course of business, including patient care-related claims and litigation. The Company carries insurance coverage for this exposure however its deductible per claim increased from $5,000 to $25,000 effective July 1, 2001. At December 31, 2002, recorded reserves for the general and professional coverage totaled approximately $177,000. The Company monitors its estimated self-insurance liabilities on a quarterly basis. As facts change, it may become necessary to make adjustments that could be material to the Company's results of operations and financial condition. The Company believes that its present insurance coverage is adequate. However, due to insurance market conditions, the Company will face significant cost increases and higher deductibles upon renewal on April 1, 2003. The Company is currently contemplating alternatives including potentially accepting additional self-insurance risk in lieu of higher premium costs.

Legal Proceedings

The Company is currently, and from time to time, subject to claims and suits arising in the ordinary course of its business, including claims for damages for personal injuries. In the opinion of management, the ultimate resolution of any of these pending claims and legal proceedings will not have a material effect on the Company's financial position or results of operations.

On January 26, 1994 Franklin Capital Associates L.P. (Franklin), Aetna Life and Casualty Company and Aetna Casualty and Surety Company shareholders, who at one time held approximately 320,000 shares of the Company's common stock (approximately 13% of shares outstanding) filed suit in Chancery Court of Williamson County, Tennessee claiming unspecified damages not to exceed three million dollars in connection with registration rights they received in the Company's acquisition of certain home health operations in February 1991. The 1994 suit alleged that the Company failed to use its best efforts to register the shares held by the plaintiffs as required by the merger agreement. The Company settled with both Aetna parties shortly before the case went to trial in February 2000. In mid-trial Franklin voluntarily withdrew its complaint reserving its legal rights to bring a new suit as allowed under Tennessee law. In April 2000, Franklin re-filed its lawsuit. The second trial took place in February 2003; however, no ruling has been issued. Estimated costs of litigation are included in accrued liabilities on the accompanying balance sheet. The Company can give no assurance that it will be successful in its defense. Accordingly, the Company is unable to predict what impact, if any, the ultimate resolution of this matter may have on its financial position or results of operations.

NOTE 10 - STOCK AND WARRANT REDEMPTION

In March 2001 the Company redeemed 748,501 shares of common stock and a warrant to purchase 200,000 shares of common stock (at an exercise price of $12.50 per share). On August 19, 2002, the Company redeemed 210,100 shares of its common stock from a private investor at a total cost of approximately $1.5 million. During the year ended December 31, 2002, the Company also purchased an additional 39,971 shares of its common stock in open market purchases for a total cost of approximately $374,000. During the nine months ended December 31, 2001, a total of 57,400 shares were repurchased under this program, all of which were in open market purchases for a total of $516,678.

NOTE 11 -- ACQUISITION

On July 18, 2002, the Company completed the acquisition of the business and assets of Medlink of Ohio (Medlink). Medlink is a provider of in-home personal care services with branch operations in Cleveland and Akron, Ohio. The acquired operations, which currently generate approximately $6 million of revenues annually, give the Company significant market presence in the northeast Ohio area, and are included in the Company's Adult Day Health Services Segment.

The purchase price was approximately $3.2 million, $2.9 million of which was funded from the Company's bank credit facility. The balance was financed with a three-year note payable to the seller. The acquired operations added approximately $3.7 million to revenues and $345,000 to the consolidated pre-tax income from the acquisition date through December 31, 2002.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company has not yet finalized the valuation of intangible assets; thus, the allocation of the purchase price is subject to refinement.

At July 18, 2002 (rounded to nearest thousands):

         Accounts receivable                                $ 698,000
         Property, plant and equipment                         35,000
         Goodwill                                           2,552,000
                                                      ----------------
           Assets acquired                                  3,285,000
         Liabilities assumed                                  (39,000)
                                                      ----------------
         Net assets acquired                              $ 3,246,000
                                                      ================

The unaudited pro forma consolidated results of operations of the Company as if this acquisition had been made at the beginning of 2001 are as follows:

                                            Year Ended December 31,
                                   --------------------------------------
                                          2002                   2001
                                   ---------------        ------------------
Revenues                           $     89,260,078       $      85,282,640
Income from continuing operations         1,624,350               2,929,227
Earnings per share:
   Basic                           $           0.67       $            1.11
   Diluted                         $           0.60       $            0.95

NOTE 12     KENTUCKY TRANSPORTATION PROGRAM

Prior to July 1, 2002, the Commonwealth of Kentucky managed its Medicaid transportation program internally. Effective July 1, 2002 the Commonwealth contracted with an independent broker (the Broker) for the management of the program in the Louisville KY area. The Broker then contracted with the Company, among others, for the provision of transportation services to Medicaid beneficiaries. Company services pursuant to the contract are limited to transportation of Medicaid beneficiaries who also attend the Company's in-center adult day care programs. The Broker almost immediately began to encounter significant financial difficulties and has paid the Company for only a small portion of the amounts due for services rendered. On October 22, 2002, three of the Broker's other contracted providers filed a motion with U.S. Bankruptcy Court to liquidate the Broker under Chapter 7 of the Federal Bankruptcy Code.

The Company is engaged in discussions with Kentucky Medicaid officials for the resolution of amounts due the Company for provision of these transportation services to Kentucky Medicaid beneficiaries. As of December 31, 2002, the Broker owed the Company approximately $534,000 for services provided through that date, which amount is included in accounts receivable, net on the accompanying balance sheet. The Company currently believes it will be successful in ultimately collecting the amounts currently due it under this arrangement Should it become evident in the future that some or all of the balance due will not be collectible, the Company would, at that time, record an additional provision for uncollectible accounts which could be material.

NOTE 13 - SEGMENT DATA

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



                                                                          Nine Months
                                                 Year Ended                Ended                 Year Ended
                                               December 31, 2002        December 31, 2001        March 31, 2001
              ----------------------------------------------------------------------------------------------------
              Net revenues
              Adult day health services        $      56,970,241       $     38,709,644       $     49,680,572
              Visiting nurses                         28,799,296             21,043,917             25,774,214
                                               -------------------     -------------------    --------------------
                                               $      85,769,537       $     59,753,561       $     75,454,786
                                               ===================     ===================    ====================
               Operating income (loss)
              Adult day health services        $       2,465,057       $      2,928,096       $      3,522,306
              Visiting nurses                          3,590,936              3,190,514                (83,305)
              Corporate/Unallocated                  (3,109,675)             (1,542,712)            (1,603,505)
                                               -------------------     -------------------    --------------------
                                               $       2,946,318       $      4,575,898       $      1,835,496
                                               ===================     ===================    ====================
               Identifiable assets
              Adult day health services        $      19,595,876       $     16,834,795       $     14,204,837
              Visiting nurses                         11,351,794             11,116,605              9,924,038
              Corporate/Unallocated                    5,852,353              7,925,248              9,854,904
                                               -------------------     -------------------    --------------------
                                               $      36,800,023       $     35,876,648       $     33,983,779
                                               ===================     ===================    ====================
              Identifiable liabilities
              Adult day health services        $      14,519,278       $     12,704,474       $     11,737,127
              Visiting nurses                         10,283,596             11,230,945             11,654,429
              Corporate/Unallocated                    1,893,065              1,559,818              3,334,340
                                               -------------------     -------------------    --------------------
                                               $      26,695,939       $     25,495,237       $     26,725,896
                                               ===================     ===================    ====================
              Capital expenditures
              Adult day health services        $         670,180       $      1,493,615       $      2,019,508
              Visiting nurses                            514,315                566,085                755,050
              Corporate/Unallocated                    1,554,284                 28,773                 62,151
                                               -------------------     -------------------    --------------------
                                               $       2,738,779       $      2,088,473       $      2,836,709
                                               ===================     ===================    ====================
              Depreciation and amortization
              Adult day health services        $       1,130,099       $        647,029       $        748,478
              Visiting nurses                            884,608                544,259                664,060
              Corporate/Unallocated                      162,137                 78,916                115,949
                                               -------------------     -------------------    --------------------
                                               $       2,176,844       $      1,270,204       $      1,528,487
                                               ===================     ===================    ====================


NOTE 14 - QUARTERLY FINANCIAL DATA-- (UNAUDITED)

Summarized quarterly financial data for the year ended December 31, 2002 and the nine months ended December 31, 2001 are as follows (in thousands except per share data):

                                    Year Ended December 31, 2002               Nine Months Ended December 31, 2001
                          -------------------------------------------------- ----------------------------------------

                            Dec. 31,   Sept. 30,    June 30,    March 31,    Dec. 31,      Sept. 30,    June 30,
                             2002        2002         2002        2002        2001           2001         2001
                          -------------------------------------------------- ----------------------------------------
Net Revenues              $    22,467 $  $21,909   $   20,843  $   20,551    $    20,817 $  $19,663  $   19,274
Gross Profit                    3,814      3,652        3,842       3,872          4,189      3,704       3,706
Income from
  continuing operations           377        341          527         100            840        674         727
Net income                        377        341          527         100            840      1,761         727

Net income
  per share
     Basic                $      0.17 $     0.14   $     0.21  $     0.04    $      0.34 $     0.71  $     0.29
     Diluted              $      0.15 $     0.12   $     0.18  $     0.03    $      0.29 $     0.61  $     0.25


In the quarter ended March 31, 2002, the Company recorded approximately $816,000 (pre-tax) related to the cost, consisting primarily of professional fees, of conducting an investigation into the restatement of the Company's financial statements. Additional costs related to this matter may be incurred in future periods. Refer to the Company's annual report on Form 10-K for the nine months ended December 31, 2001 for additional information.

                         Report of Independent Auditors

Board of Directors and Stockholders
Almost Family, Inc.

We have audited the accompanying consolidated balance sheet of Almost Family, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the index at item 15(b). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The financial statements of Almost Family, Inc. and subsidiaries and the financial statement schedule as of December 31, 2001 and for the nine months ended December 31, 2001 and the year ended March 31, 2001, were audited by other auditors, who have ceased operations, whose report dated March 28, 2002, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Almost Family, Inc. and subsidiaries at December 31, 2002, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the 2002 basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1, in 2002 the Company changed its method of accounting for goodwill.

As discussed above, the financial statements of the Company as of December 31, 2001 and for the nine months ended December 31, 2001 and the year ended March 31, 2001 were audited by other auditors who have ceased operations. As discussed in Note 1, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards (Statement) No. 142, "Goodwill and Other Intangible Assets," which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 1 with respect to 2001 included (a) agreeing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income. In our opinion, the disclosures for 2001 in Note 1 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such adjustments related to Note 1, and accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

                                        /S/ ERNST & YOUNG, LLP
                                        ------------------------------------
                                        ERNST & YOUNG, LLP

Louisville, Kentucky
March 14, 2003

These Reports Have Not Been Reissued By Arthur Andersen LLP as Arthur Andersen LLP Ceased Operations In August 2002.

The Following Reports Are Copies of the Previously Issued Arthur Andersen LLP Reports.

                    Report of Independent Public Accountants

To the Stockholders of Almost Family, Inc.:

We have audited the accompanying consolidated balance sheets of Almost Family, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and March 31, 2001 (as restated--see Note 1) and the related consolidated STATEMENTS OF INCOME, stockholders' equity, and cash flows for the nine months ended December 31, 2001 and for the two years in the period ended March 31, 2001 (as restated--see Note 1). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

ARTHUR ANDERSEN LLP

Louisville, Kentucky
March 28, 2002
                    Report of Independent Public Accountants

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


ARTHUR ANDERSEN LLP

Louisville, Kentucky
March 28, 2002

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Pursuant to prior authorization of the Company's Board of Directors, on May 30, 2002, the Audit Committee appointed the firm of Ernst & Young LLP to serve as the independent public accountants to audit the financial statements of the Company for the year ended December 31, 2002.

Pursuant to prior authorization of the Company's Board of Directors, the Audit Committee dismissed Arthur Andersen LLP ("Arthur Andersen") as the Company's independent certifying accountants on May 30, 2002. The reports of Arthur
Andersen on the Company's financial statements for the nine-months ended December 31, 2001, and the fiscal years ended March 31, 2001 and March 31, 2000 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. In connection with the audit of the Company's financial statements for the nine-months ended December 31, 2001, and the fiscal years ended March 31, 2001 and March 31, 2000 and through May 30, 2002, there were no disagreements with Arthur Andersen on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which, if not resolved to the satisfaction of Arthur Andersen, would have caused the firm to make reference to the matter in their report. During the period ended December 31, 2001, and the fiscal years ended March 31, 2001 and March 31, 2000, and the subsequent interim period preceding the dismissal of Arthur Andersen on May 30, 2002, no reportable events (as defined in the SEC's Regulation S-K Item 304(a)(1)(v)) occurred in connection with the relationship between Arthur Andersen and the Company, except as referred to in the next sentence. The Company's consolidated balance sheet as of March 31, 2001 and the related consolidated statement of operations, stockholders' equity and cash flows for the two years in the period ended March 31, 2001 were restated as indicated in Arthur Andersen's report included in the Company's Form 10-K for the period ending December 31, 2001.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is set forth in the Registrant's definitive proxy statement to be filed with the Commission no later than 120 days after December 31, 2002, except for the information regarding executive officers of the Company. The information required by this Item contained in such definitive proxy statement is incorporated herein by reference.

The following table sets forth certain information with respect to the Company's executive officers.


Name                      Age     Position with the Company
------------------------------------------------------------------------------
William B. Yarmuth (1)    50      Chairman of the Board President

                                     and Chief Executive Officer
C. Steven Guenthner (2)   42      Senior Vice President and
                                     Chief Financial Officer
Mary A. Yarmuth (3)       56      Senior Vice President - Service Development
P. Todd Lyles (4)         41      Senior Vice President - Administration
Anne T. Liechty (5)       50      Senior Vice President - VN Operations

Executive officers of the Company are elected by the Board of Directors for one year and serve at the pleasure of the Board of Directors with the exception of William B. Yarmuth who has an employment agreement with the Company. Mary A. Yarmuth is married to William B. Yarmuth. There are no other family relationships between any director or executive officer.

(1) William B. Yarmuth has been a director of the Company since 1991, when the Company acquired National Health Industries ("National"), where Mr. Yarmuth was Chairman, President and Chief Executive Officer. After the acquisition, Mr. Yarmuth became the President and Chief Operating Officer of the Company. Mr. Yarmuth became Chairman and CEO in 1992. He was Chairman of the Board, President and Chief Executive Officer of National from 1981 to 1991.

(2) C. Steven Guenthner has been Senior Vice President and Chief Financial Officer of the Company since 1992. From 1983 through 1992 Mr. Guenthner was employed as a C.P.A. with Arthur Andersen LLP. Prior to joining the Company he served as a Senior Manager in the firm's Accounting and Audit division specializing in mergers and acquisitions, public companies and the healthcare industry.

(3) Mary A. Yarmuth has served as Senior Vice President of the Company since 1991, currently as Senior Vice President of Service Development. From 1985 to 1991 Ms. Yarmuth served as President of the Company's Nursing Division. Ms. Yarmuth joined National in 1978.

(4) P. Todd Lyles joined the Company as Senior Vice President Planning and Development in October 1997 and now serves as Senior Vice President - Administration. Prior to joining the Company Mr. Lyles was Vice President Development for the Kentucky Division of Columbia/HCA, a position he had held since 1993. Mr. Lyles experience also includes 8 years with Humana Inc. in various financial and hospital management positions.

(5) Anne T. Liechty became Senior Vice President - VN Operations in 2001. Ms. Liechty has been employed by the Company since 1986 in various capacities including vice president of operations for the Company's VN segment and its Product segment.

ITEM 11, 12 and 13. EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Registrant intends to file a definitive proxy statement with the Commission pursuant to Regulation 14A (17 CFR 240.14a) not later than 120 days after the close of the fiscal year covered by this report. In accordance with General Instruction G(3) to Form 10K, the information called for by Items 11, 12 and 13 is incorporated herein by reference to the definitive proxy statement. Neither the report on Executive Compensation nor the performance graph included in the Company's proxy statement shall be deemed incorporated herein by reference.

Item 14.  Controls and Procedures

(a)            Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended) within 90 days prior to the filing date of this report. Based upon that evaluation, the CEO and the CFO concluded that the disclosure controls and procedures are effective in all material respects.

(b)            Changes in Internal Controls

There have been no significant changes in our internal controls or in other factors that could significantly affect the disclosure controls and procedures subsequent to the date of evaluation.

-------------------------------------------------------------------------------

PART IV

Item 15.  Exhibits and Financial Statement Schedules and Reports on Form 8-K.

                                                                                                   Page Number
(a)            Index to Consolidated Financial Statements

               Consolidated Statements of Income for the year ended December 31,
                  2002, the nine months ended December 31, 2001,
                  and the year ended March 31, 2001                                                      34
               Consolidated Balance Sheets - December 31, 2002 and 2001                                  35
               Consolidated Statements of Stockholders' Equity for the year ended
                  December 31, 2002, the nine months ended December 31, 2001
                  and the year ended March 31, 2001                                                      36
               Consolidated Statements of Cash Flows for the year ended
                  December 31, 2002, the nine months ended December 31, 2001
                  and the year ended March 31, 2001                                                      37
               Notes to Consolidated Financial Statements                                              38 - 55
               Report of Independent Auditors                                                            56
               Reports of Independent Public Accountants                                                 57

(b)            Index to Financial Statement Schedule
               Schedule II - Valuation and Qualifying Accounts                                           66

All other Schedules have been omitted because they are either not required, not applicable or, the information has otherwise been supplied in the financial statements or notes thereto.


                                       S-1
    Exhibit
    Number                    Description of Exhibit


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

       10.9 Management Services Agreement between the Company and Columbia/HCA Healthcare Corporation

       10.10 Asset Purchase Agreement between the Company and Home Care Solutions, Inc.

       10.11 Asset Purchase Agreement between the Company and Metro Home Care, Inc.

       10.12 Asset Purchase Agreement between the Company and Visiting Nurse Association of Palm Beach County, Inc.

       10.13 Loan Agreement between the Company and Bank One, KY (incorporated by reference to the Registrant's report on Form 10K for the year ended March 31, 2001).

       10.14 Stock Purchase Agreement between the Company and HealthSouth Corporation (incorporated by reference to the Registrant's report on Form 10K for the year ended March 31, 2001).

       10.15* Asset Purchase Agreement between the Company and Medlink of Ohio, Inc.

       22*        List of Subsidiaries of Almost Family, Inc.

       23(a)*     Consent of Ernst & Young LLP

       23(b)*     Information regarding consent of Arthur Andersen

       99.1*      Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  SECTION 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

       99.2*      Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  SECTION 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

None

(c)    Exhibits

       Described in Item 15(c) of this report

(d)    Financial Statement Schedules

       Described in Item 15(b) of this report



*Denotes filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALMOST FAMILY, INC.
March 31, 2003

S/ William B. Yarmuth
----------------------------------------------------------------
  William B. Yarmuth
  Chairman, President and  Chief Executive Officer

S/ C. Steven Guenthner
-----------------------------------------------------------------
  C. Steven Guenthner
  Senior Vice President and  Chief Financial Officer
  (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below the following persons in the capacities and on the dates indicated:

S/ William B. Yarmuth                                            March 31, 2003
-------------------------------------------------------------------------------
  William B. Yarmuth                                             Date
  Director


S/ Donald G. McClinton                                           March 31, 2003
-------------------------------------------------------------------------------
  Donald G. McClinton                                            Date
  Director

S/ Steven B. Bing                                                March 31, 2003
-------------------------------------------------------------------------------
  Steven B. Bing                                                 Date
  Director

S/ Tyree Wilburn                                                 March 31, 2003
--------------------------------------------------------------------------------
  Tyree Wilburn                                                  Date
  Director

S/ Jonathan Goldberg                                             March 31, 2003
--------------------------------------------------------------------------------
  Jonathan Goldberg                                              Date
  Director

S/ Wayne T. Smith                                                March 31, 2003
-------------------------------------------------------------------------------
  Wayne T. Smith                                                 Date
  Director

S/ W. Earl Reed, III                                             March 31, 2003
-------------------------------------------------------------------------------
  W. Earl Reed, III                                              Date
  Director

                                 CERTIFICATIONS

I, William B. Yarmuth, certify that:

1. I have reviewed this annual report on Form 10-K of Almost Family, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   March 31, 2003

BY  /s/ William B. Yarmuth
----------------------------
William B. Yarmuth
Chairman of the Board, President &
Chief Executive Officer

I, C. Steven Guenthner, certify that:

1. I have reviewed this annual report on Form 10-K of Almost Family, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

BY  /s/ C. Steven Guenthner
----------------------------------
C. Steven Guenthner
Senior Vice President & Chief Financial Officer



                                              ALMOST FAMILY, INC. AND SUBSIDIARIES
                                                VALUATION AND QUALIFYING ACCOUNTS
                                                           SCHEDULE II

              Col. A                        Col. B              Col. C                   Col. D           Col. E
              ------                        ------              ------                   ------           ------

                                                             Additions
                                                               (1)
                                              Balance at     Charged to      Charged to
                                             Beginning of       Costs          Other           (2)          Balance at
             Description                        Period      and Expenses      Accounts      Deductions     End of Period
--------------------------------------------------------------------------- ------------- --------------- ----------------

Allowance for bad debts:

         Year ended December 31, 2002         $2,420,252      $1,660,748             -      $1,771,644       $2,309,356

Nine months ended December 31, 2001            1,883,120         888,757             -         351,625        2,420,252

Year ended March 31, 2001                      1,262,949       1,083,261             -         463,090        1,883,120


(1) Charged to bad debt expense.
(2) Write-off of accounts.


                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                  LIST OF SUBSIDIARIES AS OF DECEMBER 31, 2002

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

Subsidiary of HHJC Holdings, Inc.
    Home Health of Jefferson County, Inc.                        Caretenders of Marshall County, Inc.


                                                                  Exhibit 23 (a)

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


We consent to the incorporation by reference in the Registration  Statement Form
S-8 No. 33-33601   pertaining  to  the  Company's   Incentive  Stock  Option
Plan, Registration Statement Form S-8 No. 33-20815 pertaining to the 1987 Nonqualified Stock Option Plan, Registration Statement Form S-8 No. 33-881100 pertaining to the 1993 Non-Employee Directors Stock Option Plan, Registration Statement Form S-8 No. 33-81124 pertaining to the 1991 Long-Term Incentive Plan, Registration Statement Form S-8 No. 333-88744 pertaining to the 2000 Employee Stock Option Plan, and Registration Statement Form S-8 No. 333-43631 pertaining to the Non-Employee Directors Deferred Compensation Plan, of our report dated March 14, 2003 with respect to the consolidated financial statements and schedule of Almost Family, Inc. and subsidiaries included in the Annual Report (Form 10-K) for the year ended December 31, 2002.


ERNST & YOUNG LLP


Louisville, Kentucky
March 27, 2003

                                                                 EXHIBIT 23 (b)

INFORMATION REGARDING CONSENT OF ARTHUR ANDERSEN

Section 11 (a) of the Securities Act of 1933, as amended (the "Securities Act"), provides that if part of a registration statement at the time it becomes effective contains an untrue statement of a material fact, or omits a material fact required to be stated therein or necessary to make the statements therein not misleading, any person acquiring a security pursuant to such registration statement (unless it is proved that at the time of such acquisition such person knew of such untruth or omission) may assert a claim against, among others, an accountant who has consented to be named as having certified any part of the registration statement or as having prepared any report for use in connection with the registration statement.

In August of 2002, Arthur Andersen LLP ("Andersen") ceased operations and accordingly, Andersen is unable to consent to the incorporation by reference of the Company's previously filed Registration Statements on Form S-8 (Registration Nos. 33-33601, 33-81122, 33-20815, 33-881100, 33-81124, and 333-43631) and
Andersen's audit report with respect to Almost Family Inc.'s consolidated financial statements as of December 31, 2001 and for the nine months ended December 31, 2001 and the year ended March 31, 2001. Under these circumstances, Rule 437a under the Securities Act permits Almost Family Inc. to file this Form 10-K, which is incorporated by reference into the Registration Statements, without a written consent from Andersen. As a result, with respect to transactions in Almost Family Inc. securities pursuant to the Registration Statements that occur subsequent to the date this Form 10-K is filed with the Securities and Exchange Commission, Andersen will not have any liability under
Section 11(a) of the Securities Act for any untrue statements of a material fact contained in the financial statements audited by Andersen or any omissions of a material fact required to be stated therein. Accordingly, you would be unable to assert a claim against Andersen under Section 11(a) of the Securities Act, based upon the incorporation by reference from this Form 10-K into the registration statement, because Andersen has not consented to this incorporation.

                                                                  Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


               In connection with the Annual Report of Almost Family, Inc. (the "Company") on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William
B. Yarmuth, Chairman of the Board, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

                (1) The Report fully complies with the requirements of
section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

               (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                           /s/ William B. Yarmuth
                                           ---------------------------------
                                           William B. Yarmuth
                                           Chairman of the Board, President and
                                           Chief Executive Officer

                                            March 31, 2003


A signed original of this written statement required by Section 906 has been provided to Almost Family, Inc. and will by retained by Almost Family, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

                                                                   Exhibit 99.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


               In connection with the Annual Report of Almost Family, Inc. (the "Company") on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, C. Steven Guenthner, Senior Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

                (1) The Report fully complies with the requirements of
section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

               (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                            /s/ C. Steven Guenthner
                                            ----------------------------------
                                            C. Steven Guenthner
                                            Senior Vice President
                                            and Chief Financial Officer

                                            March 31, 2003

A signed original of this written statement required by Section 906 has been provided to Almost Family, Inc. and will by retained by Almost Family, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.