Form 10-Q
period 2003-03-31
ALMOST FAMILY INC
filed 2003-05-15
CIK 799231

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the transition period from ___________to_______


                          Commission file number 1-9848
                             ALMOST FAMILY, INC. TM
             (Exact name of registrant as specified in its charter)

            Delaware                                        061-153720
  (State or other jurisdiction                            (IRS Employer
of incorporation or organization)                      Identification No.)

  9510 Ormsby Station Rd, Suite 300                           40223
(Address of principal executive offices)                    (Zip Code)

                                 (502) 899-5355
              (Registrant's telephone number, including area code)

                          100 Mallard Creek Rd, Suite 400
             (Former name, former address and former fiscal year, if
                            changed since last report.)

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

                      Class of Common Stock $.10 par value

                 Shares outstanding at March 31, 2003 2,296,527

                      ALMOST FAMILY, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX


  Part I.  Financial Information

           Item 1.  Financial Statements

                    Consolidated Balance Sheets as of March 31, 2003
                    and December 31, 2002                                    3

                    Consolidated Statements of Income for the Three
                    Months ended March 31, 2003 and 2002                     4

                    Consolidated Statements of Cash Flows for the Three
                    Months ended March 31, 2003 and 2002                     5

                    Notes to Interim Consolidated Financial Statements     6-11

           Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                    12-18

           Item 3.  Quantitative and Qualitative Disclosures About Market
                    Risk                                                    19

           Item 4.  Controls and Procedures                                 19

  Part II. Other Information

                    Items 1 through 6                                       20

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                       INTERIM CONSOLIDATED BALANCE SHEETS



                                  ASSETS                 March 31,            December 31,
                                                           2003                   2002
                                                     -------------------    ------------------
                                                         (UNAUDITED)
   CURRENT ASSETS:
      Cash and cash equivalents                      $       1,047,746         $    973,534
      Accounts receivable - net                             15,284,914           17,118,539
      Prepaid expenses and other current assets                605,704              602,759
      Deferred tax assets                                    1,250,051            1,396,306
                                                     -------------------    ------------------
           TOTAL CURRENT ASSETS                             18,188,415           20,091,138

   PROPERTY AND EQUIPMENT - NET                              9,410,578            9,149,782

   GOODWILL                                                  6,335,783            6,335,783

   DEFERRED TAX ASSETS                                         212,914              212,914

   OTHER ASSETS                                                248,226            1,010,406
                                                     -------------------    ------------------
                                                     $      34,395,916         $ 36,800,023
                                                     ===================    ==================


          LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES:
      Accounts payable and accrued liabilities        $      9,984,653         $   9,272,300
      Current portion - capital lease obligations              398,128               352,452
                                                      ------------------    -------------------
                                                            10,382,781             9,624,752
                                                      ------------------    -------------------

   LONG-TERM LIABILITIES:
      Revolving credit facility                             11,585,465            14,482,237
      Capital lease obligations                              1,156,829               882,809
      Mortgage and acquisition notes payable                   554,418               560,118
      Other liabilities                                        333,805             1,146,023
                                                      ------------------    -------------------
             TOTAL LONG-TERM LIABILITIES                    13,630,517            17,071,187
                                                      ------------------    -------------------
             TOTAL LIABILITIES                              24,013,298            26,695,939
                                                      ------------------    -------------------

   COMMITMENTS AND CONTINGENCIES (Note 2)

   STOCKHOLDERS' EQUITY:
        Common stock, par value $0.10; authorized
         10,000,000 shares; 3,394,874 and 3,369,674
         issued and outstanding                                339,490               336,970
        Treasury stock, at cost, 1,096,783 and
         1,087,383 shares                                   (7,772,048)           (7,706,152)
        Additional paid-in capital                          26,439,304            26,335,863
        Accumulated deficit                                 (8,624,128)           (8,862,597)
                                                       ------------------    -------------------
             TOTAL STOCKHOLDERS' EQUITY                     10,382,618            10,104,084
                                                       ------------------    -------------------
                                                      $     34,395,916         $  36,800,023
                                                       ==================    ===================





      See accompanying notes to interim consolidated financial statements.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                    INTERIM CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                              Three Months Ended
                                                    ------------------ -------------------------
                                                      March 31, 2003            March 31, 2002
                                                    ------------------     ---------------------
    Net revenues                                   $     21,517,645          $  20,550,553
    Cost of services                                     18,029,638             16,670,454
    General and administrative expenses                   1,905,058              1,837,664
    Depreciation and amortization expense                   626,085                490,793
    Provision for uncollectible accounts                    380,182                348,143
    Cost of restatement                                           -                815,794
                                                   -------------------    -------------------
    Income before other income (expense) and                576,682                387,705
      income taxes

    Other income (expense):
       Interest expense                                    (179,233)              (220,454)
                                                   -------------------    -------------------
       Income before income taxes                           397,449                167,251

    Income tax expense                                      158,980                 66,933
                                                   -------------------    -------------------
       Net income                                    $      238,469          $     100,318
                                                   ===================    ===================
    Earnings per share - Basic:
      Weighted Average Basic Shares                       2,289,465              2,499,056
                                                   -------------------    -------------------
      Net income                                     $         0.10          $        0.04
                                                   ===================    ===================
    Earnings per share - Diluted:
      Weighted Average Diluted Shares                     2,476,900              3,006,736
                                                   -------------------    -------------------
      Net income                                     $         0.10          $        0.03
                                                   ===================    ===================


      See accompanying notes to interim consolidated financial statements.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                              Three Months Ended
                                                                 --------------------------------------------------
                                                                     March 31, 2003            March 31, 2002
                                                                 ----------------------     -----------------------
   Cash flows from operating activities:
   Net income                                                    $          238,469                $    100,318

    Adjustments to reconcile net income to net cash provided
     by operating activities:
        Depreciation and amortization                                       626,085                     490,793
        Deferred income taxes                                               146,255                           -
        Provision for uncollectible accounts                                380,182                     348,143
                                                                 ----------------------     -----------------------
                                                                          1,390,991                     939,254
      Change in certain net assets:
        (Increase) decrease in:
            Accounts receivable                                           1,453,443                    (828,655)
            Prepaid expenses and other current assets                       (42,409)                     11,806
            Other assets                                                    762,180                      21,025
        Increase (decrease) in:
            Accounts payable and accrued liabilities                        742,163                   1,313,560
            Other liabilities                                              (812,218)                     19,211
                                                                 ----------------------     -----------------------
            Net cash provided by operating activities                     3,494,150                   1,476,201
                                                                 ----------------------     -----------------------

   Cash flows from investing activities:
      Capital expenditures                                                 (455,404)                   (728,151)
                                                                 ----------------------     -----------------------
          Net cash used in investing activities                            (455,404)                   (728,151)
                                                                 ----------------------     -----------------------

   Cash flows from financing activities:
        Net revolving credit facility payments                           (2,896,772)                 (1,093,175)
        Repurchase of common shares                                         (65,896)                    (18,566)
        Proceeds from stock option exercises                                 76,150                      54,600
        Principal payments on debt and capital leases                       (78,016)                    (92,021)
                                                                 ----------------------     -----------------------
           Net cash used in financing activities                         (2,964,534)                 (1,149,162)
                                                                 ----------------------     -----------------------

   Net increase/(decrease) in cash                                           74,212                    (401,112)

   Cash and cash equivalents at beginning of period                         973,534                   1,928,391
                                                                 ----------------------     -----------------------
   Cash and cash equivalents at end of period                    $        1,047,746              $    1,527,279
                                                                 ======================     =======================


      See accompanying notes to interim consolidated financial statements.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

The accompanying interim consolidated financial statements for the three months ended March 31, 2003 and 2002 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. Accordingly, the reader of this Form 10-Q is referred to the Company's Form 10-K for the year ended December 31, 2002 for further information. In the opinion of management of the Company, the accompanying unaudited interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position at March 31, 2003 and the results of operations and cash flows for the three months ended March 31, 2003 and 2002.

The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the operating results for the year.

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

The ability of payors to meet their obligations depends upon their financial stability, future legislation and regulatory actions. With the exception of the matter discussed in Note 6, the Company does not believe there are any significant credit risks associated with receivables from Federal and state third-party reimbursement programs. The allowance for doubtful accounts principally consists of management's estimate of amounts that may prove uncollectible for coverage, eligibility and technical reasons.

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

Financial Statement Reclassifications

Certain amounts have been reclassified in the March 2002 financial statements in order to conform them to the 2003 presentation. Such reclassifications had no effect on previously reported net income.

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

The Company monitors its estimated self-insurance liabilities on a quarterly basis. As facts change, it may become necessary to make adjustments that could be material to the Company's results of operations and financial condition. Refer to the renewal discussion below for program changes as of April 1, 2003.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

2.       COMMITMENTS AND CONTINGENCIES (Continued)

Insurance Program Renewal
The Company's insurance coverages were renewed effective April 1, 2003 with the following changes: 1) the deductible amount for general and professional claims was increased to $250,000, 2) the deductible amount for workers' compensation claims was increased to $250,000 (auto remains at $100,000), 3) total premiums, excluding the Company's exposure to claims and deductibles, for all its non-health insurance programs increased to approximately $2.5 million for the contract year ending March 31, 2004 as compared to approximately $1.5 million for the contract year ended March 31, 2003.

Legal Proceedings
Franklin Capital
On January 26, 1994 Franklin Capital Associates L.P. (Franklin), Aetna Life and Casualty Company and Aetna Casualty and Surety Company shareholders, who at one time held approximately 320,000 shares of the Company's common stock (approximately 13% of shares outstanding) filed suit in Chancery Court of Williamson County, Tennessee, claiming unspecified damages not to exceed $3 million dollars in connection with registration rights they received in the Company's acquisition of certain home health operations in February 1991. The 1994 suit alleged that the Company failed to use its best efforts to register the shares held by the plaintiffs as required by the merger agreement. The Company settled with both Aetna parties shortly before the case went to trial in February 2000. In mid-trial Franklin voluntarily withdrew its complaint reserving its legal rights to bring a new suit as allowed under Tennessee law. In April 2000, Franklin re-filed its lawsuit. The second trial took place in February 2003. In April 2003 the court issued a ruling in favor of the plaintiffs awarding damages of $984,970. The Company believes the Court erred both in its finding of liability and in its determination of the amount of damages. The Company intends to seek appellate review of the lower court decision. As a part of the appeal the Company will be required to post a bond, supported by a letter of credit, in the amount of the trial court's final order, until the appeal court issues a review order. Such a letter of credit will reduce amounts that would otherwise be available under the Company's revolving credit facility.

Based on the advice of legal counsel, the Company's management believes that the damage award by the lower court does not create a "probable" loss as set forth in Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies". Accordingly, no provision for the damages award has been recorded in the accompanying financial statements. Should the facts and circumstances change in the future to the extent that such a loss appears probable, the Company would record a provision at that time.

Based on the advice of legal counsel, the Company's management believes it has strong grounds for appealing the trial court's decision and intends to vigorously pursue its appeal. The Company can give no assurance that it will be successful in its appeal.

Other Claims and Suits
The Company is currently, and from time to time, subject to other claims and suits arising in the ordinary course of its business, including claims for damages for personal injuries. In the opinion of management, the ultimate resolution of any of these other pending claims and legal proceedings will not have a material effect on the Company's financial position or results of operations.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

3.     SEGMENT DATA
The Company operates in two reportable business segments: Adult Day Health Services (ADHS), and Visiting Nurses (VN). Reportable segments have been identified based upon how management has organized the business by services provided to customers and the criteria in SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". The Company's ADHS segment includes the aggregation of its Adult Day Care (ADC) in-center operations and in-home personal care operations, both of which provide predominantly long-term health care and custodial services that enable recipients to avoid nursing home admission. Sources of reimbursement, reimbursement rates per day and contribution margins from the Company's ADC and in-home personal care operations are alike. The Company's VN segment provides skilled medical services in patients' homes largely to enable recipients to reduce or avoid periods of hospitalization and/or nursing home care. Approximately 90% of the VN segment revenues are generated from the Medicare program. VN Medicare revenues are generated on a per episode basis rather than a fee per visit or day of care. Certain general and administrative expenses incurred at the corporate level have not been allocated to the segments. The Company has operations in Alabama, Connecticut, Florida, Indiana, Kentucky, Maryland, Massachusetts, and Ohio.

                                    Three Months Ended March 31,
                                   ------------------------------
                                             2003                2002
                                       -----------------    ---------------
        Net Revenues
        Adult day health services         $   13,911,776       $  13,185,301
        Visiting nurses                        7,605,869           7,365,252
                                        -----------------    ---------------
                                          $   21,517,645       $  20,550,553
                                        =================    ===============
        Operating Income
        Adult day health services         $      176,962       $     614,677
        Visiting nurses                          951,429           1,123,514
                                        -----------------    ---------------
                                               1,128,391           1,738,191
        Corporate/unallocated (1)                551,709           1,350,486
                                        -----------------    ---------------

        Operating income                    $    576,682       $     387,705
                                        =================    ===============

       (1)The three months ended March 31, 2002 includes approximately $816,000 related to the cost of conducting an investigation of the restatement of the financial statements.

4.      Capitalized Software Development Costs

Consistent with AICPA Statement of Position 98-1, the Company capitalizes the cost of internally developed computer software developed for the Company's own use. Software development costs of approximately $297,000 and $288,000 were capitalized in the three months ended March 31, 2003 and 2002, respectively. Capitalized software development costs are amortized over a three-year period following the initial implementation of the software.

5.      Acquisition of Ohio Home Care Provider

On July 18, 2002, the Company acquired the business and assets of Medlink of Ohio (Medlink). Medlink is a provider of in-home personal care services with branch operations in Cleveland and Akron, Ohio.

The purchase price was approximately $3.2 million, $2.9 million of which was funded from the Company's bank credit facility. The balance was financed with a three-year note payable to the seller. The acquired operations added approximately $1.9 million to revenues and $221,000 to consolidated pre-tax income for the quarter ended March 31, 2003.

The unaudited pro forma consolidated results of operations of the Company as if this acquisition had been made at the beginning of 2002 are as follows:

                               Three Months Ended March, 31,
                         ----------------------------------------------
                                2003                      2002
                         -------------------    -----------------------
Revenues                 $     21,517,645       $      22,291,539
Net income                        238,469                 214,605

Earnings per share:
   Basic                 $           0.10       $            0.09
   Diluted               $           0.10       $            0.07

6.     Kentucky Transportation Program

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

The Company is engaged in discussions with Kentucky Medicaid officials for the resolution of amounts due the Company for provision of these transportation services to Kentucky Medicaid beneficiaries. Additionally along with other affected providers the Company is assessing all its legal options in this matter. As of March 31, 2003 and December 31, 2002, the Broker owed the Company approximately $500,000 for services provided through those dates, which amount is included in accounts receivable, net on the accompanying balance sheets. Although the Company currently believes it will be successful in ultimately collecting the amounts currently due it under this arrangement, there can be no assurance that such amounts will in fact be collected. Should it become evident in the future that a material amount will not be collectible, the Company would, at that time, record an additional provision for uncollectible accounts.

7.       Stock-Based Compensation

Stock options are granted under various stock compensation programs to employees and independent directors. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows.

                                                  Three Months Ended
                                    ------------------------------------------
                                          March 31,                March 31,
                                            2003                     2002
                                    ---------------------   ------------------

Net income as reported               $        238,469        $        100,318
Pro forma stock-based compensation             10,699                  10,699
  expense, net of tax
Pro forma net income                 $        227,770        $         89,619

Earnings per common share:
  Basic - as reported                $           0.10        $           0.04
  Basic - pro forma                  $           0.10        $           0.04
  Diluted - as reported              $           0.10        $           0.03
  Diluted - proforma                 $           0.09        $           0.03

8.       Earnings Per Common Share

There were no adjustments required to be made to net income for purposes of computing basic and diluted earnings per common share. A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted earnings per common share is as follows:

                                                    Three Months Ended
                                        ----------------------------------------
                                             March 31,           March 31,
                                               2003                2002
                                        ------------------   -------------------
Shares used to compute basic earnings
  per common share
                                               2,289,465         2,499,056
Dilutive effect of stock options                 187,435           507,680
                                        -------------------  -------------------
Shares used to compute diluted earnings
  per common share                             2,476,900         3,006,736
                                        ===================  ===================

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Cautionary Statements - Forward Outlook and Risks

Some of the matters discussed in this filing include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," "thinks," and similar expressions are forward-looking statements. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to, those set forth in the section on Cautionary Statements - Forward Outlook and Risks in Part I, and the Notes to the Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations, in the Company's Form 10-K for the year ended December 31, 2002.

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

Critical Accounting Policies
Refer to the "Critical Accounting Policies" section of Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Form 10-K for the year ended December 31, 2002 for a detailed discussion of the Company's critical accounting policies.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2003 Compared with Three Months
Ended March 31, 2002

                                                      Three Months Ended March 31,
      Consolidated                                2003                         2002                        Change
      ------------                     --------------------------- ------------------------------ --------------------------
                                       ---------------- ---------- ------------------ ----------- -------------- -----------
                                           Amount        % Rev            Amount      % Rev          Amount          %
                                       ---------------- ---------- ------------------ ----------- -------------- -----------
Net revenues                     ADHS  $ 13,911,776        64.7%   $    13,185,301        64.2%  $    726,475         5.5%
                                   VN     7,605,869        35.3%         7,365,252        35.8%       240,617         3.3%
                                       ----------------            ------------------             --------------
                                       $ 21,517,645       100.0%   $    20,550,553       100.0%  $    967,092         4.7%
                                       ================            ==================             ==============
Operating income                 ADHS  $    176,962         1.3%   $       614,677         4.4%  $   (437,716)      -71.2%
                                   VN       951,429        12.5%         1,123,514        15.3%      (172,085)      -15.3%
                                       ----------------            ------------------             --------------
                                          1,128,391         5.2%         1,738,191         8.5%      (609,800)      -35.1%
Unallocated corporate expenses              551,709         2.6%         1,350,486         6.6%      (798,777)      -59.1%
                                       ----------------            ------------------             --------------
Income before interest expense
   and income taxes                         576,682         2.7%           387,705         1.9%       188,977        48.7%
Interest expense                            179,233         0.8%           220,454         1.1%       (41,221)      -18.7%
Income taxes                                158,980         0.7%            66,933         0.3%        92,047       137.5%
                                       ----------------            ------------------             --------------
Net income                             $    238,469         1.1%  $        100,318         0.5%   $   138,151        137.7%
                                       ===============            ==================              ==============

The Company's net revenues grew approximately $1 million or 4.7%. The acquisition of Medlink OH accounted for approximately $1.9 million of the revenue growth between periods while other ADHS revenues decreased due to the closure of three adult day care centers and the impact of severe winter weather on sales volumes in 2003. VN segment revenues grew 3% as strong volume growth more than offset the revenue effect of a 5.3% Medicare rate cut. Operating income before unallocated corporate expense decreased from the same period last year primarily as a result of the impact of severe winter weather, the Medicare rate cut and increased staffing costs. Unallocated corporate expenses in 2002 included approximately $816,000, consisting primarily of professional fees, related to the cost of conducting an investigation into the restatement of the Company's financial statements for the fiscal years ending March 31, 2001 and 2000. The Medlink acquisition added approximately $221,000 to pre-tax income in the quarter ended March 31, 2003.

The effective income tax rate was approximately 40% of income before income taxes for 2003 and 2002.

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

                                                    Three Months Ended March 31,
                                                2003                        2002                        Change
                                      -------------------------- ---------------------------- ---------------------------
                                      --------------- ---------- ----------------- ---------- ---------------- ----------
                                          Amount       % Rev           Amount        % Rev       Amount            %
                                      --------------- ---------- ----------------- ---------- ---------------- ----------
  Net Revenues                            $13,911,776    100.0%      $ 13,185,301     100.0%        $  726,475      5.5%
  Cost of Services                         12,338,062     88.7%        11,355,147      86.1%           982,915      8.7%
  General & Administrative                    856,043      6.2%           782,011       5.9%            74,032      9.5%
  Depreciation & Amortization                 332,441      2.4%           241,397       1.8%            91,044     37.7%
  Uncollectible Accounts                      208,268      1.5%           192,069       1.5%            16,199      8.4%
                                      ---------------            -----------------            ----------------
  Operating Income                         $  176,962      1.3%      $    614,677       4.7%       $  (437,715)   -71.2%
                                      ===============            =================            ================

  Admissions                                      848                         970                        (122)    -12.6%
  Patient months of care                       15,305                      14,381                          924      6.4%
  Patient days of care                        192,600                     182,860                        9,740      5.3%

  Revenue Per Patient Day                   $   72.23                  $    72.11                    $    0.12      0.2%

  ADC In-Center
    Average Weekday Attendance                  1,192                       1,305                        (113)     -8.7%
    Center Capacity                             1,691                       1,791                        (100)     -5.6%
    Center Occupancy Rate                        70.5%                       72.9%                       -2.4%     -3.3%

ADHS revenues increased 5.5% to $13.9 million for the three months ended March 31, 2003 from $13.2 million in the same quarter of the prior year for a total increase of $726,475. The acquisition of Medlink Ohio, an in home personal care operation, increased revenues approximately $1.9 million. ADHS revenues excluding the Medlink acquisition: 1) decreased approximately $200,000 due to the closure of adult day centers in Seymour CT, Mentor OH and Miami FL in late 2002, 2) decreased approximately $465,000 in adult day centers in operation in both periods, primarily due to unusually severe winter weather in February 2003,
3) decreased approximately $320,000 due to reimbursement changes in KY Medicaid programs enacted in July 2002 and 4) decreased approximately $190,000 due to lower sales volumes in certain in-home personal care business units. Average revenue per day of care was approximately the same in both periods as rate increases have been insignificant. Occupancy in the adult day care centers was 70.5% of capacity in 2003 and 72.9% in 2002.

Cost of services as a percent of revenues increased to 88.7% in 2003 from 86.1% in 2002 primarily as a result of unusually severe winter weather in February 2003 and higher staffing costs in the adult day centers. Severe winter weather significantly reduces attendance in the Company's adult day care centers. General and administrative expenses increased significantly with the addition of staff support for information systems, operational audits, training and employee communications. Depreciation and amortization increased primarily due to the addition of new guest transportation vans and investments in information technology.

ADHS Seasonality
The Company's ADHS segment normally experiences seasonality in its operating results. Specifically, the quarters ended December and March typically generate lower operating income than the quarters ended June and September as the holiday season and winter weather tend to temporarily lower ADC in-center attendance. As discussed above, weather in February 2003 was especially unfavorable, particularly in the Baltimore MD area where the Company operates 10 adult day care centers.

Visiting Nurse (VN) Segment-Three Months
The Company's VN segment provides skilled medical services in patients' homes to enable recipients to reduce or avoid periods of hospitalization and/or nursing home care. Approximately 90% of the VN segment revenues come from the Medicare program and are generated on a per episode basis rather than a daily fee basis as in ADHS.

                                                    Three Months Ended March 31,
                                                2003                         2002                       Change
                                      -------------------------- ----------------------------- --------------------------
                                      -------------- ----------- ------------------ ---------- --------------- ----------
                                        Amount        % Rev           Amount          % Rev      Amount            %
                                      -------------- ----------- ------------------ ---------- --------------- ----------

  Revenues                               $ 7,605,869     100.0%        $ 7,365,252     100.0%  $     240,617        3.3%
  Cost of Services                         5,691,576      74.8%          5,315,307      72.2%        376,269        7.1%
  General & Administrative                   560,484       7.4%            553,589       7.5%          6,895        1.2%
  Depreciation & Amortization                230,466       3.0%            216,768       2.9%         13,698        6.3%
  Uncollectible Accounts                     171,914       2.3%            156,074       2.1%         15,840       10.1%
                                      --------------             ------------------            ---------------
  Operating Income                        $  951,429      12.5%        $ 1,123,514      15.3%    $  (172,085)     -15.3%
                                      ==============             ==================            ===============

  Admissions                                   2,478                         2,348                       130        5.5%
  Patient Months of Care                       6,238                         5,903                       335        5.7%
  Revenue per Patient Month               $    1,219                   $     1,248                $      (29)      -2.3%


A Medicare rate decrease of approximately 5.3% went into effect October 1, 2002. As a result, revenues for the quarter ended March 31, 2003 were approximately $376,000 lower than they would have been if the rate cut had not been enacted. Despite the rate cut, VN revenues grew by a net $240,617 or 3% on admission and patient month growth of nearly 6%. The Company had the same number of agencies in operation in both periods.

Costs of services, primarily labor and related costs, grew faster than revenue primarily due to the Medicare rate cut and secondarily due to increased costs of staffing, particularly for nurses. The decrease in revenue per patient month resulted primarily from the reimbursement changes described above.

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

The Company monitors its estimated self-insurance liabilities on a quarterly basis. As facts change, it may become necessary to make adjustments that could be material to the Company's results of operations and financial condition. Refer to the renewal discussion below for program changes as of April 1, 2003.

Insurance Program Renewal
The Company's insurance coverages were renewed effective April 1, 2003 with the following changes: 1) the deductible amount, for general and professional claims was increased to $250,000, 2) the deductible amount for workers' compensation claims was increased to $250,000 (auto remains at $100,000), 3) total premiums, excluding the Company's exposure to claims and deductibles, for all its non-health insurance programs increased to approximately $2.5 million for the contract year ending March 31, 2004 as compared to approximately $1.5 million for the contract year ended March 31, 2003.

Liquidity and Capital Resources

Revolving Credit Facility
The Company has a $22.5 million credit facility with Bank One Kentucky NA with an expiration date of December 31, 2003. On February 7, 2003, the bank formally committed to an extension through June 30, 2004. The credit facility bears interest at the bank's prime rate plus a margin (ranging from 0% to 1.0%, currently 0%) dependent upon total leverage and is secured by substantially all assets and the stock of the Company's subsidiaries. The weighted average interest rates were 4.25% and 5.75% for the quarters ended March 31, 2003 and 2002, respectively. The interest rate in effect at March 31, 2003 was 4.25%. The Company pays a commitment fee of 0.5% per annum on the unused facility balance. Borrowings are available equal to the greater of: a) a multiple of earnings before interest, taxes, depreciation and amortization (as defined) or b) an asset based formula, primarily based on accounts receivable. Borrowings under the facility may be used for working capital, capital expenditures, acquisitions, development and growth of the business and other corporate purposes. As of March 31, 2003 the formula permitted approximately $18.0 million to be used, of which approximately $11.6 million was outstanding. Additionally, an irrevocable letter of credit, totaling $3.0 million, was outstanding in connection with the Company's self-insurance programs. Thus, a total of $14.6 million was either outstanding or committed as of March 31, 2003 while an additional $3.4 million was available for use. The Company's revolving credit facility is subject to various financial covenants. As of March 31, 2003, the Company was in compliance with the covenants.

As discussed in the notes to the financial statements, the Company expects its appeal of the trial court ruling in the Franklin Capital Associates, L.P. to require the issuance of a letter of credit in the amount of the damages finally awarded by the trial court. Such letter of credit will reduce the amount of borrowings that would otherwise be available under the credit facility.

The Company believes that this facility will be sufficient to fund its operating needs for at least the next year. Management will continue to evaluate additional capital, including possible debt and equity investments in the Company, to support a more rapid development of the business than would be possible with internal funds.

On-Going Stock Buy Back Program
In March 2001 the Company's Board of Directors authorized up to $1 million to be used to acquire shares of the Company's common stock. In April 2001, the Company initiated a stock repurchase plan in compliance with Rule 10b-18 of the Securities Exchange Act of 1934. This plan permits purchases to take place selectively from time to time in open market purchases through a broker or in privately negotiated transactions. Through March 31, 2003, a total of 90,071 shares have been repurchased under this program in open market purchases. A total of $843,112 has been expended in these open market purchases for an average acquisition cost of $9.36 per share. In the quarter ended March 31, 2003, 9,400 shares were purchased for $65,896 for an average acquisition cost of $7.01 per share.

Cash Flows
Key elements to the Consolidated Statements of Cash Flows for the three months ending March 31, 2003 and 2002 were:


Net Change in Cash and Cash Equivalents             2003               2002
---------------------------------------        ----------------   --------------
  Provided by (used in)
    Operating activities                       $     3,494,150   $    1,476,201
    Investing activities                              (455,404)        (728,151)
    Financing activities                            (2,964,534)      (1,149,162)
                                               ----------------- ---------------
Net increase (decrease) in cash and cash
  equivalents                                  $        74,212   $     (401,112)
                                               ================= ===============

2003
Net cash provided by operating activities resulted principally from current period income, net of changes in accounts receivable, accounts payable and accrued expenses. Accounts receivable days revenues outstanding were 70 at March 31, 2003, down from 80 at December 31, 2002 due primarily to the collection of Medicare cost report settlements. Net cash used in investing activities resulted principally from improvements in information systems and replacement capital expenditures in the Company's operations. Net cash used by financing activities resulted primarily from net repayments on the Company's revolving credit facility, the redemption of common shares and payments of capital lease obligations and term debt.

2002
Net cash provided by operating activities resulted principally from current period income, net of changes in accounts receivable, accounts payable and accrued expenses. The increase in accounts receivable resulted from a small increase in days revenues outstanding. Days revenues outstanding were 81 at March 31, 2002, up from 78 at December 31, 2001. The change in accounts payable and accrued liabilities consisted principally of the costs incurred related to the restatement of the Company's financial statements for the years ended March 31, 2001 and 2000. Net cash used in investing activities resulted principally from amounts invested in adult day health services expansion activities and improvements in information systems. Net cash used by financing activities resulted primarily from repayments on the Company's credit facility and payment of capital lease obligations and term debt.

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

Refer to the section on Cautionary Statements - Forward Outlook and Risks in
Part I, and the Notes to the Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Form 10-K for the year ended December 31, 2002 for additional information.

Health Insurance Portability and Accountability Act (HIPAA)
The Health Insurance Portability and Accountability Act (HIPAA) was enacted by the Federal government on August 12, 1996, and requires organizations to adhere to certain standards to protect data integrity, confidentiality and availability. HIPAA also mandates, among other things, that the Department of Health and Human Services adopt standards for the exchange of electronic health information in an effort to encourage overall administrative simplification and enhance the effectiveness and efficiency of the health care industry. Management has implemented changes in its operations to comply with the privacy aspects of HIPAA and believes it has achieved compliance by the April 14, 2003 deadline. The cost of complying with privacy standards is not expected to have a material effect on the Company's results of operations or financial position. Management is in the process of implementing changes in its operations to comply with the electronic transaction and code sets aspects of HIPAA and anticipates that the Company will be able to fully and timely comply with those requirements. Independent of HIPAA requirements, the Company has been developing new information systems with improved functionality to facilitate improved billing and collection activities, reduced administrative costs and improved management decision support information. The Company has incorporated the HIPAA mandated electronic transaction and code sets into this new software.

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

At March 31, 2003, a hypothetical 100 basis point increase in short-term interest rates would result in a reduction of approximately $115,000 in annual pre-tax earnings from continuing operations.


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
                           PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings

On January 26, 1994 Franklin Capital Associates L.P. (Franklin), Aetna Life and Casualty Company and Aetna Casualty and Surety Company shareholders, who at one time held approximately 320,000 shares of the Company's common stock (approximately 13% of shares outstanding) filed suit in Chancery Court of Williamson County, Tennessee, claiming unspecified damages not to exceed $3 million dollars in connection with registration rights they received in the Company's acquisition of certain home health operations in February 1991. The 1994 suit alleged that the Company failed to use its best efforts to register the shares held by the plaintiffs as required by the merger agreement. The Company settled with both Aetna parties shortly before the case went to trial in February 2000. In mid-trial Franklin voluntarily withdrew its complaint reserving its legal rights to bring a new suit as allowed under Tennessee law. In April 2000, Franklin re-filed its lawsuit. The second trial took place in February 2003. In April 2003 the court issued a ruling in favor of the plaintiffs awarding damages of $984,970. The Company believes the Court erred both in its finding of liability and in its determination of the amount of damages. The Company intends to seek appellate review of the lower court decision. As a part of the appeal the Company will be required to post a bond, supported by a letter of credit, in the amount of the trial court's final order, until the appeal court issues a review order. Such a letter of credit will reduce amounts that would otherwise be available under the Company's revolving credit facility.

Based on the advice of legal counsel, the Company's management believes that the damage award by the lower court does not create a "probable" loss as set forth in Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies". Accordingly, no provision for the damages award has been recorded in the accompanying financial statements. Should the facts and circumstances change in the future to the extent that such a loss appears probable, the Company would record a provision at that time.

Based on the advice of legal counsel, the Company's management believes it has strong grounds for appealing the trial court's decision and intends to vigorously pursue its appeal. The Company can give no assurance that it will be successful in its appeal.

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

         (b) Reports on Form 8-K
                  The Company filed a Form 8-K dated March 11, 2003, Item 5, to report the date of the Company's annual meeting of shareholders.

                  The Company filed a Form 8-K dated March 31, 2003, Item 12, to report the issuance of a press release announcing its operating results for the three and twelve-month periods ended December 31, 2002.

                  The Company filed a Form 8-K dated April 11, 2003, Item 5, to report the ruling of the Chancery Court for Williamson County, Tennessee.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    May 15, 2003

                                             ALMOST FAMILY, INC.

                                             BY  /s/ William B. Yarmuth
                                             ----------------------------
                                             William B. Yarmuth,
                                             Chairman of the Board, President
                                             and Chief Executive Officer


                                             BY  /s/ C. Steven Guenthner
                                             ---------------------------
                                             C. Steven Guenthner,
                                             Senior Vice President and
                                             Chief Financial Officer

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

Date:             May 15, 2003

BY  /s/ William B. Yarmuth
--------------------------
William B. Yarmuth
Chairman of the Board, President &
Chief Executive Officer

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

Date:    May 15, 2003

BY  /s/ C. Steven Guenthner
---------------------------
C. Steven Guenthner
Senior Vice President & Chief Financial Officer

                                                               Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of Almost Family, Inc. (the "Company") on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William
B. Yarmuth, Chairman of the Board, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

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




                                            /s/ William B. Yarmuth
                                            ----------------------
                                            William B. Yarmuth
                                            Chairman of the Board, President and
                                            Chief Executive Officer

                                                            Exhibit 99.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of Almost Family, Inc. (the "Company") on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, C. Steven Guenthner, Senior Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

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