Form 10-Q
period 2003-06-30
ALMOST FAMILY INC
filed 2003-08-14
CIK 799231

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the transition period from ___________to_______


                          Commission file number 1-9848
                             ALMOST FAMILY, INC. TM
             (Exact name of registrant as specified in its charter)

                Delaware                                      061-153720
      (State or other jurisdiction                           (IRS Employer
    of incorporation or organization)                     Identification No.)

   9510 Ormsby Station Road, Suite 300                           40223
 (Address of principal executive offices)                     (Zip Code)


                          (502) 891-1000 (Registrant's
                     telephone number, including area code)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

                      Class of Common Stock $.10 par value


                 Shares outstanding at August 11, 2003 2,296,527

                      ALMOST FAMILY, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX


   Part I.  Financial Information

            Item 1.  Financial Statements

            Consolidated Balance Sheets as of June 30, 2003
            and December 31, 2002                                         3


            Consolidated Statements of Income for the Three

            Months ended June 30, 2003 and 2002                          4


            Consolidated Statements of Income for the Six

            Months ended June 30, 2003 and 2002                          5

            Consolidated Statements of Cash Flows for the Six
            Months ended June 30, 2003 and 2002                          6


            Notes to Interim Consolidated Financial Statements         7-13


   Item 2.  Management's Discussion and Analysis of Financial

            Condition and Results of Operations                        14-24


   Item 3.  Quantitative and Qualitative Disclosures About Market

            Risk                                                        25

   Item 4. Controls and Procedures                                      25


  Part II. Other Information


           Items 1 through 6                                          26-27

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                       INTERIM CONSOLIDATED BALANCE SHEETS


                                                                            June 30,             December 31,
                                  ASSETS                                      2003                   2002
                                  ------                               -------------------    ------------------
                                                                              (UNAUDITED)
   CURRENT ASSETS:
      Cash and cash equivalents                                         $         719,126      $         973,534
      Accounts receivable - net                                                15,488,608             17,118,539
      Prepaid expenses and other current assets                                   576,291                602,759
      Deferred tax assets                                                         805,677              1,396,306
                                                                        -------------------    ------------------
           TOTAL CURRENT ASSETS                                                17,589,702             20,091,138

   PROPERTY AND EQUIPMENT - NET                                                 8,782,548              9,149,782

   GOODWILL                                                                     6,335,783              6,335,783

   DEFERRED TAX ASSETS                                                            212,914                212,914

   OTHER ASSETS                                                                   253,831              1,010,406
                                                                        -------------------    ------------------
                                                                        $      33,174,778      $      36,800,023
                                                                        ===================    ==================


         LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES:
      Accounts payable and accrued liabilities                           $      8,786,432      $       9,272,300
      Current portion - capital leases and term debt                              238,329                352,452
      Revolving Credit Facility                                                11,447,249                      -
                                                                         ------------------    -------------------
                                                                               20,472,010              9,624,752
                                                                         ------------------    -------------------

   LONG-TERM LIABILITIES:
      Revolving Credit Facility                                                         -             14,482,237
      Capital leases                                                            1,196,600                882,809
      Mortgage and acquisition notes payable                                      300,000                560,118
      Other liabilities                                                           333,891              1,146,023
                                                                         ------------------    -------------------
             TOTAL LONG-TERM LIABILITIES                                        1,830,491             17,071,187
                                                                         ------------------    -------------------
             TOTAL LIABILITIES                                                 22,302,501             26,695,939
                                                                         ------------------    -------------------

   COMMITMENTS AND CONTINGENCIES (Note 2)

   STOCKHOLDERS' EQUITY:
        Common stock, par value $0.10; authorized 10,000,000 shares;
          3,394,874 and 3,369,674 issued and outstanding                          339,490                336,970
        Treasury stock, at cost, 1,096,783 and 1,087,383 shares                (7,772,048)            (7,706,152)
        Additional paid-in capital                                             26,439,304             26,335,863
        Accumulated deficit                                                    (8,134,469)            (8,862,597)
                                                                         ------------------    -------------------
             TOTAL STOCKHOLDERS' EQUITY                                        10,872,277             10,104,084
                                                                         ------------------    -------------------
                                                                         $     33,174,778      $      36,800,023
                                                                         ==================    ===================



      See accompanying notes to interim consolidated financial statements.


                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                    INTERIM CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                                               Three Months Ended
                                                                        ----------------- --- ------------------
                                                                         June 30, 2003          June 30, 2002
                                                                        -----------------     ------------------
    Net revenues                                                       $    21,836,563       $    20,843,416
    Cost of services                                                        17,938,026            17,012,964
    General and administrative expenses                                      1,844,168             1,865,709
    Depreciation and amortization expense                                      605,335               562,228
    Provision for uncollectible accounts                                       468,382               345,113
                                                                       ------------------    ------------------
    Income before interest expense and income taxes                            980,652             1,057,402

    Interest expense                                                          (164,554)             (179,498)
                                                                       ------------------    ------------------
    Income before income taxes                                                 816,098               877,904

    Income tax expense                                                         326,439               351,128
                                                                       ------------------    ------------------
      Net income                                                       $       489,659       $       526,776
                                                                       ==================    ==================
    Earnings per Share - Basic:
      Weighted Average Basic Shares                                          2,296,527             2,499,447
                                                                       ------------------    ------------------
      Net income per share                                             $          0.21       $          0.21
                                                                       ==================    ==================

    Earnings per share - Diluted:
      Weighted Average Diluted Shares                                        2,489,466             2,948,255
                                                                       ------------------    ------------------
    Net income per share                                               $          0.20       $          0.18
                                                                       ==================    ==================


      See accompanying notes to interim consolidated financial statements.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                    INTERIM CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                                                Six Months Ended
                                                                     --------------------- --- -----------------
                                                                        June 30, 2003           June 30, 2002
                                                                     ---------------------     -----------------
    Net revenues                                                    $        43,354,208      $     41,393,969
    Cost of services                                                         35,967,664            33,683,419
    General and administrative expenses                                       3,749,226             3,703,372
    Depreciation and amortization expense                                     1,231,419             1,053,021
    Provision for uncollectible accounts                                        848,565               693,256
    Cost of restatement                                                               -               815,794
                                                                    ----------------------   -------------------
    Income before interest expense and income taxes                           1,557,334             1,445,107

    Interest expense                                                           (343,787)             (399,952)
                                                                    ----------------------   -------------------
    Income before income taxes                                                1,213,547             1,045,155

    Income tax expense                                                          485,419               418,062
                                                                    ----------------------   -------------------
    Net income                                                      $           728,128      $        627,093
                                                                    ======================   ===================

    Earnings per Share - Basic:
      Weighted Average Basic Shares                                           2,292,996             2,499,254

                                                                    ----------------------   -------------------
      Net income per share                                          $              0.32      $           0.25
                                                                    ======================   ===================

    Earnings per share - Diluted:
      Weighted Average Diluted Shares                                         2,484,763             2,969,291
                                                                    ----------------------   -------------------
    Net income per share                                            $              0.29      $           0.21
                                                                    ======================   ===================


      See accompanying notes to interim consolidated financial statements.


                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                               Six months Ended
                                                               -----------------------------------------------
                                                                    June 30, 2003          June 30, 2002
                                                               ------------------------  ---------------------
   Cash flows from operating activities:
   Net income                                                  $            728,128      $         627,093
    Adjustments to reconcile net income to net cash provided
     by operating activities:
        Depreciation and amortization                                     1,231,419              1,053,021
        Deferred income taxes                                               590,629                132,216
        Gain on sale of asset                                               (76,813)                    -
        Provision for uncollectible accounts                                848,565                693,256
                                                               ------------------------  ---------------------
                                                                          3,321,928              2,505,586
        Change in certain net assets:
        (Increase) decrease in:
            Accounts receivable                                             781,367              1,092,571
            Prepaid expenses and other current assets                       (52,462)                 1,933
            Other assets                                                    756,575                103,761
        Increase (decrease) in:
            Accounts payable and accrued liabilities                       (456,058)               110,592
            Other liabilities                                              (812,131)               (38,149)
                                                               ------------------------  ---------------------
            Net cash provided by operating activities                     3,539,219              3,776,294
                                                               ------------------------  ---------------------

   Cash flows from investing activities:
      Capital expenditures                                                 (767,399)            (1,062,465)
      Cash received from sale of asset                                      149,469                      -
                                                               ------------------------  ---------------------
          Net cash used in investing activities                            (617,930)            (1,062,465)
                                                               ------------------------  ---------------------

   Cash flows from financing activities:
        Net revolving credit facility payments                           (3,034,988)            (3,069,355)
        Repurchase of common shares                                         (65,896)               (53,268)
        Proceeds from stock option exercises                                 76,150                 54,600
        Principal payments on debt and capital leases                      (150,963)              (170,511)
                                                               ------------------------  ---------------------
           Net cash used in financing activities                         (3,175,697)            (3,238,534)
                                                               ------------------------  ---------------------

   Net decrease in cash and cash equivalents                               (254,408)              (524,705)

   Cash and cash equivalents at beginning of period                         973,534              1,928,391
                                                               ------------------------  ---------------------
   Cash and cash equivalents at end of period                  $            719,126      $       1,403,686
                                                               ========================  =====================


      See accompanying notes to interim consolidated financial statements.


                      ALMOST FAMILY, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

The accompanying interim consolidated financial statements for the three and six months ended June 30, 2003 and 2002 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. Accordingly, the reader of this Form 10-Q is referred to the Company's Form 10-K for the year ended December 31, 2002 for further information. In the opinion of management of the Company, the accompanying unaudited interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position at June 30, 2003 and the results of operations and cash flows for the three and six month periods ended June 30, 2003 and 2002.

The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the operating results for the year.

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

Financial Statement Reclassifications

Certain amounts have been reclassified in the June 2002 financial statements and related notes in order to conform to the 2003 presentation. Such reclassifications had no effect on previously reported net income.

2.       NET REVENUES

The Company is paid for its services primarily by Federal and state third-party reimbursement programs, commercial insurance companies, and patients. Revenues are recorded at established rates in the period during which the services are rendered. Appropriate allowances to give recognition to third party payment arrangements are recorded when the services are rendered.

The ability of payors to meet their obligations depends upon their financial stability, future legislation and regulatory actions. With the exception of the matter discussed in Note 7, the Company does not believe there are any significant credit risks associated with receivables from Federal and state third-party reimbursement programs. The allowance for doubtful accounts principally consists of management's estimate of amounts that may prove uncollectible for coverage, eligibility and technical reasons.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Medicare Reimbursement for Visiting Nurse Services

Based on current law and regulation, a Medicare rate increase of approximately 2.2% is scheduled to go into effect on October 1, 2003. However, the Medicare Prescription Drug legislation currently under consideration in the U.S. Congress could have a significant impact. The House version would increase reimbursement by adding a 5% rate add-on for services provided to beneficiaries in rural areas. The Senate version would eliminate the October 2003 rate increase, replacing it with a lower increase that would go into effect January 1, 2004. Additionally, the Senate version would reduce the amount of rate increases in future years and would establish a beneficiary co-payment for each 60-day episode of care beginning January 1, 2004. The amount of the co-payment would be 1.5% of the national average per episode reimbursement amount. The Company is currently unable to predict what changes, if any, will ultimately be made to the current laws and regulations.

Medicare Reimbursement for Adult Day Care

In addition to the above, the Medicare Prescription Drug legislation versions also contain two similar provisions that would create a Federal demonstration project impacting medical adult day care. Both provisions authorize a new demonstration project that would pay for home health beneficiaries receiving their treatment in medical adult day care centers. This project would be the first step toward the industry's goal of accessing Medicare reimbursement.

Medicaid Reimbursement for the Company's Services

Approximately 49% of the Company's revenues are from state Medicaid programs, virtually all of which are currently facing significant budget issues. The Medicaid programs in each of the states in which the Company operates are taking actions or evaluating taking actions to reduce Medicaid expenditures. Among these actions are the following:
        o Redefining eligibility standards for Medicaid coverage
        o Redefining coverage criteria for home and community based care services
        o Slowing payments to providers by increasing the minimum time in which payments are paid
        o Limiting reimbursement rate increases
        o Changing regulations under which providers must operate
The actions being taken and/or being considered are in response to declines in state tax revenues due to the slowing of the US economy. The Company believes that these financial issues are cyclical in nature rather than indicative of the long-term prospect for Medicaid funding of health care services. It is possible that the actions taken by the stateMedicaid programs could have a significant unfavorable impact on the Company's results of operations.

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

                                             Three Months Ended June 30,              Six Months Ended June 30, (1)
                                             ---------------------------              -----------------------------
        Net Revenues
        Adult day health services       $   14,499,882       $  13,682,392      $      28,411,658      $   26,867,694
        Visiting nurses                      7,336,681           7,161,024             14,942,550          14,526,275
                                       -----------------    ---------------    -------------------    -----------------
                                        $   21,836,563       $  20,843,416      $      43,354,208      $   41,393,969
                                       =================    ===============    ===================    =================
        Operating Income
        Adult day health services              508,153             596,637                667,024           1,211,314
         Visiting nurses                     1,037,495           1,034,808              2,007,016           2,158,322
                                       -----------------    ---------------    -------------------    -----------------
                                             1,545,648           1,631,445              2,674,040           3,369,636
        Corporate/unallocated(1)               564,996             574,043              1,116,706           1,924,529
                                       -----------------    ---------------    -------------------    -----------------
        Operating income                $      980,652       $   1,057,402      $       1,557,334      $    1,445,107
                                       =================    ===============    ===================    =================

(1) The six months ended June 30, 2002 includes approximately $816,000 related to the costs of conducting an investigation of the restatement of the financial statements.

4.      Capitalized Software Development Costs

Consistent with AICPA Statement of Position 98-1, the Company capitalizes the cost of internally generated computer software developed for the Company's own use. Software development costs of approximately $230,000 and $280,000 were capitalized in the three months ended June 30, 2003 and 2002 respectively, and $530,000 and $560,000 in the six months ended June 2003 and 2002, respectively. Capitalized software development costs are amortized over a three-year period following the initial implementation of the software.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

5.      Acquisition of Ohio Home Care Provider

On July 18, 2002, the Company acquired the business and assets of Medlink of Ohio (Medlink). Medlink is a provider of in-home personal care services with branch operations in Cleveland and Akron, Ohio.

The purchase price was approximately $3.2 million, $2.9 million of which was funded from the Company's bank credit facility. The balance was financed with a three-year note payable to the seller. The acquired operations added approximately $1.9 and $3.7 million to revenues and $286,000 and $554,000 to consolidated pre-tax income for the quarter and six months ended June 30, 2003, respectively.

The unaudited pro forma consolidated results of operations of the Company as if this acquisition had been made at the beginning of 2002 are as follows:


                                     Three Months Ended                                     Six Months Ended
                          ---------------------- -- ---------------------- ------------------------ -------------------------
                              June 30, 2003             June 30, 2002           June 30, 2003           June 30, 2002
                          ----------------------    ---------------------- ------------------------ -------------------------
Net revenues                  $      21,836,563        $      22,592,971         $  43,354,208        $      44,884,510
Net income                              489,659                  654,260               728,128                  868,894
Earnings per share:
   Basic                      $            0.21        $            0.26         $        0.32        $            0.35
   Diluted                    $            0.20        $            0.22         $        0.29        $            0.29


6.     Revolving Credit Facility

The Company has a $22.5 million credit facility with Bank One Kentucky NA with an expiration date of June 30, 2004. Because the facility expires within one year, it has been classified as a current liability in the accompanying balance sheet as of June 30, 2003. The credit facility bears interest at the bank's prime rate plus a margin (ranging from 0% to 1.0%, currently 0%) dependent upon total leverage and is secured by substantially all assets and the stock of the Company's subsidiaries. The weighted average interest rates were 4.25% and 5.28% for the quarters ended June 30, 2003 and 2002, respectively, and 4.25% and 5.59% for the six months ended June 30 ,2003 and 2002, respectively. The interest rate in effect at June 30, 2003 was 4.00%. The Company pays a commitment fee of 0.5% per annum on the unused facility balance. Borrowings are available equal to the greater of: a) a multiple of earnings before interest, taxes, depreciation and amortization (as defined) or b) an asset based formula, primarily based on accounts receivable. Borrowings under the facility may be used for working capital, capital expenditures, acquisitions, development and growth of the business and other corporate purposes. As of June 30, 2003 the formula permitted approximately $17.8 million to be used, of which approximately $11.4 million was outstanding. Additionally, an irrevocable letter of credit, totaling $3.0 million, was outstanding in connection with the Company's self-insurance programs. Thus, a total of $14.4 million was either outstanding or committed as of June 30, 2003 while an additional $3.4 million was available for use. The Company's revolving credit facility is subject to various financial covenants. As of June 30, 2003, the Company was in compliance with the covenants.

7.     Kentucky Transportation Program

Prior to July 1, 2002, the Medicaid program of the Commonwealth of Kentucky managed its transportation program internally. Effective July 1, 2002 the Medicaid program contracted with an independent broker (the Broker) for the management of its transportation reimbursement program in the Louisville KY area. The Broker then contracted with the Company, among others, for the provision of transportation services to Medicaid beneficiaries. Company services pursuant to the contract were limited to transportation of

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


Medicaid beneficiaries who also attend the Company's in-center adult day care programs. The Broker almost immediately began to encounter significant financial difficulties and has paid the Company for only a small portion of the amounts due for services rendered. On October 22, 2002, three of the Broker's other contracted providers filed a motion with the U.S. Bankruptcy Court to liquidate the Broker under Chapter 7 of the Federal Bankruptcy Code.

In May 2003, the Company, along with a group of other effected providers, filed suit against the Commonwealth in Franklin Circuit Court seeking payment directly from the Commonwealth. As of June 30, 2003 and December 31, 2002, the Broker owed the Company approximately $535,000, which amount is included in accounts receivable, net on the accompanying balance sheets. Although the Company currently believes it will be successful in ultimately collecting the amounts currently due it under this arrangement, there can be no assurance that such amounts will in fact be collected. Should it become evident in the future that a material amount will not be collectible, the Company would, at that time, record an additional provision for uncollectible accounts.

8.       Stock-Based Compensation

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

                                      Three Months Ended                                         Six Month Ended
                           ----------------------------------------------- ---------------------- ------------------------
                                June 30, 2003           June 30, 2002           June 30, 2003           June 30, 2002
                           ----------------------- ----------------------- ---------------------- ------------------------
Net income as reported       $       489,659         $        526,776         $       728,128        $         627,093
Pro forma stock-based
 compensation  expense, net           16,048                   16,850                  32,095                   33,700
  of tax
                           ----------------------- ----------------------- ---------------------- ------------------------
Pro forma net income         $       473,611         $        509,926         $       696,033         $        593,393
                           ======================= ======================= ====================== ========================
Earnings per common share:
  Basic - as reported        $          0.21         $           0.21         $          0.32         $           0.25
  Basic - pro forma          $          0.21         $           0.20         $          0.30         $           0.24
  Diluted - as reported      $          0.20         $           0.18         $          0.29         $           0.21
  Diluted - proforma         $          0.19         $           0.17         $          0.28         $           0.20


                      ALMOST FAMILY, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

9.       Earnings Per Common Share

There were no adjustments required to be made to net income for purposes of computing basic and diluted earnings per common share in any of the periods presented. A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted earnings per common share is as follows:

                                             Three Months Ended                       Six Months Ended
                                    ------------------------------------    --------------------------------------
                                     June 30, 2003       June 30, 2002        June 30, 2003        June 30, 2002
                                    ----------------   -----------------    ----------------   -------------------
Shares used to compute basic
earnings per common share -
weighted average shares
outstanding                               2,296,527            2,499,447           2,292,996              2,499,254
Dilutive effect of stock                                         507,680
  options                                   192,939              448,808             191,767                470,037
                                    ----------------    -----------------    ----------------    -------------------
Shares used to compute
  diluted earnings per common
  share                                   2,489,466            2,948,255           2,484,763              2,969,291
                                    ================    =================    ================    ===================


10.    COMMITMENTS AND CONTINGENCIES

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

The Company records estimated liabilities for its health, automobile, and workers' compensation self-insurance programs based on information provided by the third-party plan administrators, historical claims experience, the life cycle of claims, expected costs of claims incurred but not paid, and expected costs to settle unpaid claims

Other Insurance. The Company's properties are covered by casualty insurance policies. The Company also carries directors and officers, general and professional liability, and umbrella insurance. The Company's deductible amount for general and professional claims was $5,000 per claim prior to July 1, 2001 and $25,000 thereafter. The Company's insurance policies would not cover any award of, or settlement based upon, punitive damages that might be made on claims in conjunction with these policies.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

Legal Proceedings

Franklin Case
In April 2000, Franklin Capital Associates L.P. (Franklin) filed suit in Chancery Court of Williamson County, Tennessee, seeking damages in connection with registration rights they received in the Company's acquisition of certain home health operations in February 1991. Following a bench trial, in April 2003 the court issued a ruling in favor of the plaintiffs awarding damages of $984,970. The Company believes the Court erred both in its finding of liability and in its determination of the amount of damages. The Company intends to seek appellate review of the lower court decision. As a part of the appeal the Company will be required to post a bond, supported by a letter of credit, in the amount to be specified by the court, until the appeal court issues a review order. The amount of the letter of credit required is expected to be $1.35 million and it is expected that such letter of credit will be required to be posted in the Company's quarter ended September 30, 2003. Such a letter of credit will reduce amounts that would otherwise be available under the Company's revolving credit facility.

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

Other Claims and Suits
The Company is currently, and from time to time, subject to other claims and suits arising in the ordinary course of its business, including claims for damages for personal injuries, some of which seek punitive damages that are not covered by insurance. In the opinion of management, the ultimate resolution of any of these other pending claims and legal proceedings will not have a material effect on the Company's financial position or results of operations.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2003 Compared with Three Months Ended June 30, 2002

                                                   2003                         2002                  Change
                                          ---------------------------------------------------------------------------
     Consolidated                            Amount       % Rev           Amount     % Rev         Amount         %
------------------------------            --------------- --------------------------- ---------- -------------- ---------

Net revenues                   ADHS       $ 14,499,882      66.4%  $   13,682,392      65.6%  $    817,490       6.0%
                               VN            7,336,681      33.6%       7,161,024      34.4%       175,657       2.5%
                                          ---------------            ----------------            --------------
                                          $ 21,836,563     100.0%  $   20,843,416     100.0%  $    993,147       4.8%
                                          ===============            ================            ==============

Operating income               ADHS       $    508,153       3.5%  $      596,637       4.4%  $    (88,484)    -14.8%
                               VN            1,037,495      14.1%       1,034,808      14.5%         2,687       0.3%
                                          ---------------            ----------------            --------------
                                             1,545,648       7.1%       1,631,445       7.8%       (85,797)     -5.3%
Unallocated corporate expenses                 564,996       2.6%         574,043       2.8%        (9,047)     -1.6%
                                          ---------------            ----------------            --------------
Income before interest
expense and income taxes                       980,652       4.5%       1,057,402       5.1%       (76,750)     -7.3%
Interest expense                               164,554       0.8%         179,498       0.9%       (14,944)     -8.3%
Income taxes                                   326,439       1.5%         351,128       1.7%       (24,689)     -7.0%
                                        -----------------          ------------------          ----------------
Net income                                $    489,659       2.2%      $  526,776       2.5%  $    (37,117)     -7.0%
                                        =================          ==================          ================


The Company's net revenues grew approximately $1 million or 5%. The acquisition of Medlink OH accounted for approximately $1.9 million of revenue growth between periods while other ADHS revenues decreased due to the closure of three adult day care centers and lower sales volumes in 2003. VN segment revenues grew 2.5% as volume growth more than offset the revenue effect of a 5.3% Medicare rate cut. Operating income before unallocated corporate expense decreased from the same period last year primarily as a result of the lower volumes in ADHS, the Medicare rate cut and increased staffing costs. The Medlink acquisition added approximately $286,000 to pre-tax income in the quarter ended June 30, 2003.

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

                                                   Three Months Ended June 30,
                                                 2003                        2002                      Change
                                      --------------------------- --------------------------- -------------------------
                                          Amount        % Rev           Amount       % Rev       Amount          %
                                      ---------------- ---------- ---------------- ---------- --------------- ---------

  Net revenues                        $    14,499,882     100.0%     $ 13,682,392     100.0%  $     817,490       6.0%
  Cost of services                         12,472,042      86.0%       11,780,366      86.1%        691,676       5.9%
  General & administrative                    880,895       6.1%          816,558       6.0%         64,337       7.9%
  Depreciation & amortization                 320,988       2.2%          286,459       2.1%         34,529      12.1%
  Uncollectible accounts                      317,804       2.2%          202,372       1.5%        115,432      57.0%
                                      ----------------            ----------------            ---------------
  Operating income                    $       508,153       3.5%     $    596,637       4.4%  $     (88,484)    -14.8%
                                      ================            ================            ===============

  Admissions                                    1,067                       1,098                       (31)     -2.8%
  Patient months of care                       15,323                      14,929                       394       2.6%
  Patient days of care                        204,930                     189,731                    15,199       8.0%

  Revenue per patient day             $         70.76                $      72.11             $       (1.35)     -1.9%

  ADC in-center averages:
    Weekday attendance                          1,282                       1,335                       (53)     -4.0%
    Center capacity                             1,684                       1,791                      (107)      6.0%
    Center occupancy rate                       76.1%                       74.5%                       1.6%

ADHS revenues increased 6.0% to $14.5 million for the three months ended June 30, 2003 from $13.7 million in the same quarter of the prior year for a total increase of $817,000. The acquisition of Medlink Ohio, an in home personal care operation, increased revenues approximately $1.9 million. ADHS revenues excluding the Medlink acquisition: 1) decreased approximately $210,000 due to the closure of adult day centers in Seymour CT, Mentor OH and Miami FL in late 2002, 2) decreased approximately $248,000 due to reimbursement changes in KY Medicaid programs enacted in July 2002 and 3) decreased approximately $482,000 due to lower sales volumes in certain in-home personal care business units. Average revenue per day of care declined slightly due primarily to mix changes. Occupancy in the adult day care centers was 76.1% of capacity in 2003 and 74.5% in 2002.

Cost of services and general and administrative expenses as a percent of revenues were substantially the same in both periods. Depreciation and amortization increased primarily due to the addition of new guest transportation vans and investments in information technology.

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

                                                   Three Months Ended June 30,
                                                2003                       2002                      Change
                                      -------------------------- -------------------------- --------------------------
                                        Amount         % Rev         Amount        % Rev      Amount            %
                                      --------------- ---------- ---------------- --------- ---------------- ---------

 Net revenues                            $ 7,336,681     100.0%     $ 7,161,024     100.0%  $    175,657         2.5%
  Cost of services                         5,465,984      74.5%       5,232,600      73.1%       233,384         4.5%
  General & administrative                   459,019       6.3%         526,966       7.4%       (67,947)      -12.9%
  Depreciation & amortization                223,605       3.1%         223,910       3.1%          (305)       -0.1%
  Uncollectible accounts                     150,578       2.1%         142,740       2.0%         7,838         5.5%
                                      ---------------            ----------------           ----------------
  Operating income                       $ 1,037,495      14.1%     $ 1,034,808      14.5%  $      2,687         0.3%
                                      ===============            ================           ================

  Admissions                                   2,410                      2,075                      335        16.1%
  Patient months of care                       6,260                      5,584                      676        12.1%
  Revenue per patient month              $     1,172                $     1,282              $      (110)       -8.6%


A Medicare rate decrease of approximately 5.3% went into effect October 1, 2002. As a result, revenues for the quarter ended June 30, 2003 were approximately $370,000 lower than they would have been if that rate cut had not been enacted. Additionally, effective April 1, 2003 rates for patients served in rural areas were reduced which lowered revenues by approximately $86,000 for the quarter ended June 30, 2003. Despite the rate cuts, VN revenues grew by a net $175,657 or 2.5% on admission and patient month growth of nearly 16% and 12%, respectively. The Company had the same number of agencies in operation in both periods.

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

Six Months Ended June 30, 2003 Compared with Six Months Ended June 30, 2002

       Consolidated                               2003                        2002                      Change
       ------------
                                       --------------------------- --------------------------- --------------------------
                                           Amount        % Rev          Amount     % Rev          Amount        % Rev
                                       ---------------- ---------- --------------- ----------- -------------- -----------

Net revenues                 ADHS      $  28,411,658        65.5%  $   26,867,694       64.9%  $ 1,543,964          5.8%
                             VN           14,942,550        34.5%      14,526,275       35.1%      416,275          2.9%
                                       ----------------            ---------------             --------------
                                       $  43,354,208       100.0%  $   41,393,969      100.0%  $ 1,960,239          4.7%
                                       ================            ===============             ==============

Operating income             ADHS            667,024         2.3%       1,211,314        4.5%     (544,290)       -44.9%
                             VN            2,007,016        13.4%       2,158,322       14.9%     (151,306)        -7.0%
                                       ----------------            ---------------             --------------
                                           2,674,040         6.2%       3,369,636        8.1%     (695,596)       -20.6%
Unallocated corporate expenses             1,116,706         2.6%       1,924,529        4.6%     (807,823)       -42.0%
                                       ----------------            ---------------             --------------
Income before interest
  expense and income taxes                 1,557,334         3.6%       1,445,107        3.5%      112,227          7.8%
Interest expense                             343,787         0.8%         399,952        1.0%      (56,165)       -14.0%
Income taxes                                 485,419         1.1%         418,062        1.0%       67,357         16.1%
                                       ----------------            ---------------             --------------
Net income                             $     728,128         1.7%  $      627,093        1.5%  $   101,035         16.1%
                                       ================            ===============             ==============


The Company's net revenues grew approximately $2 million or 6% as a result of the Medlink acquisition and increased patient volumes in the VN segment, partially offset by volume reductions in ADHS and reimbursement cuts in both segments. Operating income before unallocated corporate expense decreased from the same period last year. As noted in the discussion of quarterly results, operating income for the six months ended June 30, 2003 was adversely affected by lower sales volumes in ADHS and the VN Medicare rate cuts. Additionally, operating income in the six months ended June 30, 2003 was adversely affected by severe weather in February 2003. Unallocated corporate expenses in the six months ended June 30, 2002 include approximately $816,000, consisting primarily of professional fees, related to the cost of conducting an investigation of the restatement of the Company's financial statements.

The effective income tax rate was approximately 40% of income before income taxes for 2003 and 2002.

Adult Day Health Services (ADHS) Segment-Six Months


                                                    Six Months Ended June 30,
                                                 2003                        2002                      Change
                                      ---------------------------- -------------------------- --------------------------
                                          Amount         % Rev          Amount       % Rev       Amount           %
                                      ----------------- ---------- --------------- ---------- --------------- ----------

  Net revenues                             $ 28,411,658    100.0%  $  26,867,694      100.0%     $ 1,543,964       5.8%
  Cost of services                           24,828,195     87.4%     23,135,513       86.1%       1,692,682       7.3%
  General & administrative                    1,736,938      6.1%      1,598,568        6.0%         138,370       8.7%
  Depreciation & amortization                   653,429      2.3%        527,856        2.0%         125,573      23.8%
  Uncollectible accounts                        526,072      1.9%        394,443        1.5%         131,629      33.4%
                                      -----------------            ---------------            ---------------
  Operating income                           $  667,024       2.4% $   1,211,314         4.5%    $ (544,290)     -44.9%
                                      =================            ===============            ===============

  Admissions                                      1,981                    2,068                        (87)      -4.2%
  Patient months of care                         30,571                   29,310                       1,261       4.3%
  Patient days of care                          397,530                  372,591                      24,939       6.7%

  Revenue per patient day                    $    71.47            $       72.11                  $   (0.64)      -0.9%

  ADC in-center averages:
    Weekday attendance                            1,237                    1,320                        (83)      -6.3%
    Center capacity                               1,691                    1,791                       (100)      -5.6%
    Center occupancy rate                         73.2%                    73.7%                       -0.5%


ADHS revenues increased 6% to $28.4 million for the six months ended June 30, 2003 from $26.9 million in the same six months of the prior year. The acquisition of Medlink Ohio, an in-home personal care operation, increased revenues approximately $3.7 million. ADHS revenues excluding the Medlink acquisition: 1) decreased approximately $416,000 due to the closure of adult day centers in Seymour CT, Mentor OH and Miami FL in late 2002, 2) decreased approximately $565,000 due to reimbursement changes in KY Medicaid programs enacted in July 2002, 3) decreased approximately $465,000 in adult day centers in operation in both periods, primarily due to unusually severe winter weather in February 2003, and 4) decreased approximately $532,000 due to lower sales volumes in certain in-home personal care business units. Average revenue per day of care declined about 1% primarily due to reimbursement and mix changes. Occupancy in the adult day care centers was 73.2% of capacity in the 2003 period and 73.7% of capacity in the 2002 period.

Cost of services as a percent of revenues increased to 87.4% in 2003 from 86.1% in 2002 primarily as a result of higher staffing costs in the adult day centers, reimbursement and mix changes, and decreased adult day care revenues resulting from unusually severe winter weather in the first three months of 2003. General and administrative expenses were relatively constant as a percent of revenues. Depreciation and amortization increased primarily due to the addition of new guest transportation vans and investments in information technology.

Visiting Nurse (VN) Segment-Six Months


                                                    Six Months Ended June 30,
                                                2003                       2002                      Change
                                      -------------------------- -------------------------- --------------------------
                                        Amount         % Rev         Amount        % Rev      Amount            %
                                      --------------- ---------- ---------------- --------- ---------------- ---------

  Net revenues                           $ 14,942,550    100.0%  $    14,526,275    100.0%        $ 416,275      2.9%
  Cost of services                         11,139,468     74.6%       10,547,906     72.6%          591,562      5.6%
  General & administrative                  1,019,503      6.8%        1,080,555      7.4%         (61,052)     -5.7%
  Depreciation & amortization                 454,071      3.0%          440,678      3.0%           13,393      3.0%
  Uncollectible accounts                      322,492      2.2%          298,814      2.1%           23,678      7.9%
                                      ---------------            ----------------           ----------------
  Operating income                         $2,007,016     13.4%  $     2,158,322     14.9%       $(151,306)     -7.0%
                                      ===============            ================           ================

  Admissions                                    4,888                      4,423                        465     10.5%
  Patient months of care                       12,498                     11,487                      1,011      8.8%
  Revenue per patient month                 $   1,196            $         1,265                  $    (69)     -5.5%


A Medicare rate decrease of approximately 5.3% went into effect October 1, 2002. As a result, revenues for the six-months ended June 30, 2003 were approximately $753,000 lower than they would have been if that rate cut had not been enacted. Additionally, effective April 1, 2003 rates for patients served in rural areas were reduced which lowered revenues by approximately $86,000 for the six months ended June 30, 2003. Despite the rate cuts, VN revenues grew by a net $416,275 or 2.9% on admission and patient month growth of nearly 11% and 9%, respectively. The Company had the same number of agencies in operation in both periods.

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

Other Insurance. The Company's properties are covered by casualty insurance policies. The Company also carries directors and officers, general and professional liability, and umbrella insurance. The Company's deductible amount for general and professional claims was $5,000 per claim prior to July 1, 2001 and $25,000 thereafter. The Company's insurance policies would not cover any award of, or settlement based upon, punitive damages that might be made on claims in conjunction with these policies.

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

Liquidity and Capital Resources

Revolving Credit Facility

The Company has a $22.5 million credit facility with Bank One Kentucky NA with an expiration date of June 30, 2004. Because the facility expires within one year, it has been classified as a current liability in the accompanying balance sheet as of June 30, 2003. The credit facility bears interest at the bank's prime rate plus a margin (ranging from 0% to 1.0%, currently 0%) dependent upon total leverage and is secured by substantially all assets and the stock of the Company's subsidiaries. The weighted average interest rates were 4.25% and 5.28% for the quarters ended June 30, 2003 and 2002, respectively, and 4.25% and 5.59% for the six months ended June 30 ,2003 and 2002, respectively. The interest rate in effect at June 30, 2003 was 4.00%. The Company pays a commitment fee of 0.5% per annum on the unused facility balance. Borrowings are available equal to the greater of: a) a multiple of earnings before interest, taxes, depreciation and amortization (as defined) or b) an asset based formula, primarily based on accounts receivable. Borrowings under the facility may be used for working capital, capital expenditures, acquisitions, development and growth of the business and other corporate purposes. As of June 30, 2003 the formula permitted approximately $17.8 million to be used, of which approximately $11.4 million was outstanding. Additionally, an irrevocable letter of credit, totaling $3.0 million, was outstanding in connection with the Company's self-insurance programs. Thus, a total of $14.4 million was either outstanding or committed as of June 30, 2003 while an additional $3.4 million was available for use. The Company's revolving credit facility is subject to various financial covenants. As of June 30, 2003, the Company was in compliance with the covenants.

With respect to the credit facility and the Company`s availability thereunder:
o The formula used for calculating availability changed for periods ending on and after July 31, 2003 to a lower multiple of earnings before interest, taxes, depreciation and amortization that is expected to lower availability by approximately $1.3 million.
         The Company has reduced borrowings through one-time reductions of accounts receivable of approximately $1.7 million in July and August 2003 from the collection of cost report settlements.
o As discussed in the notes to the financial statements, the Company expects its appeal of the trial court ruling in the Franklin Capital Associates, L.P. to require the issuance of a letter of credit in an amount to be specified by the court, until the appeal court issues a review order. The amount of the letter of credit required is expected to be $1.35 million and it is expected that such letter of credit will be required to be posted in the Company's quarter ended September 30, 2003. Such letter of credit will reduce the amount of borrowings that would otherwise be available under the credit facility.

The Company believes the facility will be sufficient to fund its operating needs within the next year. Management is in the process of seeking a replacement senior credit facility and will also be evaluating other opportunities to raise capital to fund continued growth and development of the business.

Stock Buy Back Program
In March 2001 the Company's Board of Directors authorized up to $1 million to be used to acquire shares of the Company's common stock. In April 2001, the Company initiated a stock repurchase plan in compliance with Rule 10b-18 of the Securities Exchange Act of 1934. This plan permits purchases to take place selectively from time to time in open market purchases through a broker or in privately negotiated transactions. Through June 30, 2003, a total of 90,071 shares have been repurchased under this program, all of which were in open market purchases. A total of $843,112 has been expended in these purchases for an average acquisition cost of $9.36 per share. There were no purchases in the quarter ended June 30, 2003.

Cash Flows
Key elements to the Consolidated Statements of Cash Flows for the six months ending June 30, 2003 and 2002 were:

 Net Change in Cash and Cash Equivalents             2003                     2002
 ---------------------------------------    ---------------------     -------------------
 Provided by (used in):
     Operating activities                    $           3,539,219     $         3,776,294
     Investing activities                                 (617,930)            (1,062,465)
     Financing activities                               (3,175,697)            (3,238,534)
                                             ---------------------     -------------------
 Net decrease in cash and cash equivalents   $            (254,408)    $         (524,705)
                                             =====================     ===================

2003
Net cash provided by operating activities resulted principally from current period income, net of changes in accounts receivable, accounts payable and accrued expenses. Accounts receivable days revenues outstanding were 65 at June 30, 2003, down from 80 at December 31, 2002 due primarily to the collection of Medicare cost report settlements. Net cash used in investing activities resulted principally from improvements in information systems and replacement capital expenditures in the Company's operations net of cash received from the sale of an asset. Net cash used by financing activities resulted primarily from net repayments on the Company's revolving credit facility and payments of capital lease obligations and term debt.

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

Medicare Reimbursement for Visiting Nurse Services
Based on current law and regulation, a Medicare rate increase of approximately 2.2% is scheduled to go into effect on October 1, 2003. However, the Medicare Prescription Drug legislation currently under consideration in the U.S. Congress could have a significant impact. The House version would increase reimbursement by adding a 5% rate add-on for services provided to beneficiaries in rural areas. The Senate version would eliminate the October 2003 rate increase, replacing it with a lower increase that would go into effect January 1, 2004. Additionally, the Senate version would reduce the amount of rate increases in future years and would establish a beneficiary co-payment for each 60-day episode of care beginning January 1, 2004. The amount of the co-payment would be 1.5% of the national average per episode reimbursement amount. The Company is currently unable to predict what changes, if any, will ultimately be made to the current laws and regulations.

Medicare Reimbursement for Adult Day Care
In addition to the above, the Medicare Prescription Drug legislation versions also contain two similar provisions that would create a Federal demonstration project impacting medical adult day care. Both provisions authorize a new demonstration project that would pay for home health beneficiaries receiving their treatment in medical adult day care centers. This project would be the first step toward the industry's goal of accessing Medicare reimbursement. The Company believes that if this demonstration project is initiated it will offer significant additional long term development opportunities by providing access to the Medicare Home Health Benefit.

Medicaid Reimbursement for the Company's Services
Approximately 49% of the Company's revenues are from state Medicaid programs, virtually all of which are currently facing significant budget issues. The Medicaid programs in each of the states in which the Company operates are taking actions or evaluating taking actions to reduce Medicaid expenditures. Among these actions are the following:
  o Redefining eligibility standards for Medicaid coverage
  o Redefining coverage criteria for home and community based care services
  o Slowing payments to providers by increasing the minimum time in which payments are paid
  o Limiting reimbursement rate increases
  o Changing regulations under which providers must operate
The actions being taken and/or being considered are in response to declines in state tax revenues due to the slowing of the US economy. The Company believes that these financial issues are cyclical in nature rather than indicative of the long-term prospect for Medicaid funding of health care services. It is possible that the actions taken by the state Medicaid programs could have a significant unfavorable impact on the Company's results of operations.

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

Federal and State legislative proposals continue to be introduced that would impose more limitations on payments to providers of health care services such as the Company. As discussed above, economic conditions are such that many states have enacted, or are considering enacting, measures that are designed to reduce their Medicaid expenditures.

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

At June 30, 2003, a hypothetical 100 basis point increase in short-term interest rates would result in a reduction of approximately $115,000 in annual pre-tax earnings from continuing operations.

ITEM 4.  CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

The Company also conducted an evaluation of internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on this evaluation, there has been no such change during the quarter covered by this report.

                                                     Commission File No.  1-9848


                           PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings

In April 2000, Franklin Capital Associates L.P. (Franklin) filed suit in Chancery Court of Williamson County, Tennessee, seeking damages in connection with registration rights it had received in the Company's acquisition of certain home health operations in February 1991. Following a bench trial, in April 2003 the court issued a ruling in favor of Franklin awarding damages of $984,970. The Company believes the Court erred both in its finding of liability and in its determination of the amount of damages. The Company intends to seek appellate review of the lower court decision. As a part of the appeal the Company will be required to post a bond, supported by a letter of credit, in the amount to be specified by the court, until the appeal court issues a review order. The amount of the letter of credit required is expected to be $1.35 million and it is expected that such letter of credit will be required to be posted in the Company's quarter ended September 30, 2003. Such a letter of credit will reduce amounts that would otherwise be available under the Company's revolving credit facility.

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

                  None

         Item 3.  Defaults Upon Senior Securities

                  None

         Item 4.  Submission of Matters to a Vote of Security Holders

                  (a) The annual meeting of stockholders of Almost Family, Inc.
                      was held on May 12, 2003.
                  (c) Certain matters voted upon at the meeting and the
                      votes cast with respect to such matters are as follows:


Proposals and Vote Tabulations

                                                             Votes Cast
Management Proposals                        For               Against           Abstain          Broker Non-votes
-----------------------------------------------------------------------------------------------------------------
Approval of the appointment of
Independent auditors for 2003               2,163,511         1,585             660              0

Election of Directors

Director                             Votes Received           Votes Withheld

William B. Yarmuth                        2,159,161                    6,595
Steven B. Bing                            2,069,021                   96,735
Donald G. McClinton                       2,161,641                    4,115
Tyree G. Wilburn                          2,161,661                    4,095
Jonathan D. Goldberg                      2.069,521                   96.235
Wayne T. Smith                            2,161,241                    4,515
W. Earl Reed, III                         2,161,261                    4,495


         Item 5.  Other Information

                  None

         Item 6

         (a) Exhibits

                  31.1
                  Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  31.2
                  Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  32
                  Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K

                  The Company filed (i) a Form 8-K dated May 15, 2003, Item 5, to report the issuance of a press release announcing its operating results for the three months ended March 31, 2003, and (ii) a Form 8-K dated April 11, 2003, Item 5, to report its intention to appeal a decision entered by the Chancery Court for Williamson County, Tennessee.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    August 14, 2003

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