Form 10-Q
period 2003-09-30
ALMOST FAMILY INC
filed 2003-11-14
CIK 799231

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

                                               Yes __X__ No ____.


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).


                                 Yes ____ No_X_.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                      Class of Common Stock $.10 par value

                Shares outstanding at November 12, 2003 2,296,527

                      ALMOST FAMILY, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX


 Part I.  Financial Information

          Item 1.  Financial Statements

                   Consolidated Balance Sheets as of September 30, 2003
                   and December 31, 2002                                      3

                   Consolidated Statements of Income for the Three
                   Months ended September 30, 2003 and 2002                   4

                   Consolidated Statements of Income for the Nine
                   Months ended September 30, 2003 and 2002                   5

                   Consolidated Statements of Cash Flows for the Nine
                   Months ended September 30, 2003 and 2002                   6

                   Notes to Interim Consolidated Financial Statements       7-13

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                     14-25

          Item 3.  Quantitative and Qualitative Disclosures About Market
                   Risk                                                      26

          Item 4. Controls and Procedures                                    26

 Part II. Other Information

                   Items 1 through 6                                       27-28

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                       INTERIM CONSOLIDATED BALANCE SHEETS


                                                                          September 30,         December 31,
                                  ASSETS                                          2003              2002
                                  ------
                                                                        -------------------   ------------------
                                                                               (UNAUDITED)

  CURRENT ASSETS:

      Cash and cash equivalents                                         $        590,880      $       973,534
      Accounts receivable - net                                               14,555,328           17,118,539
      Prepaid expenses and other current assets                                  675,261              602,759
      Deferred tax assets                                                      1,166,720            1,396,306

                                                                        -------------------   ------------------
           TOTAL CURRENT ASSETS                                               16,988,189           20,091,138

   CASH HELD IN ESCROW (Note 10)                                               1,154,241                    -

   PROPERTY AND EQUIPMENT - NET                                                8,616,483            9,149,782

   GOODWILL                                                                    6,335,783            6,335,783

   DEFERRED TAX ASSETS                                                                 -              212,914

   OTHER ASSETS                                                                  260,137            1,010,406
                                                                        -------------------   ------------------
                                                                        $     33,354,833      $    36,800,023
                                                                        ===================   ==================


                   LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES:
      Accounts payable                                                   $      1,922,577     $       2,711,970
     Accrued other liabilities                                                  6,768,836             6,560,330
      Current portion - capital leases and term debt                              228,915               352,452
      Revolving Credit Facility                                                11,429,216                     -
                                                                         ------------------   -------------------
                                                                               20,349,544             9,624,752
                                                                         ------------------   -------------------

   LONG-TERM LIABILITIES:
      Revolving Credit Facility                                                         -            14,482,237
      Capital leases                                                            1,141,473               882,809
      Mortgage and acquisition notes payable                                      300,000               560,118
     Deferred tax liabilities                                                     63,231                    -
      Other liabilities                                                           344,962             1,146,023
                                                                         ------------------   -------------------
             TOTAL LONG-TERM LIABILITIES                                        1,849,666            17,071,187
                                                                         ------------------   -------------------
             TOTAL LIABILITIES                                                 22,199,210            26,695,939
                                                                         ------------------   -------------------

   COMMITMENTS AND CONTINGENCIES (Note 10)

   STOCKHOLDERS' EQUITY:
        Common stock, par value $0.10; authorized 10,000,000 shares;
          3,394,874 and 3,369,674 issued                                          339,490               336,970
        Treasury stock, at cost, 1,096,783 and 1,087,383 shares                (7,772,048)           (7,706,152)
        Additional paid-in capital                                             26,439,304            26,335,863
        Accumulated deficit                                                    (7,851,123)           (8,862,597)
                                                                         ------------------   -------------------
             TOTAL STOCKHOLDERS' EQUITY                                        11,155,623            10,104,084
                                                                         ------------------   -------------------
                                                                         $     33,354,833     $      36,800,023
                                                                         ==================   ===================



            See accompanying notes to interim consolidated financial statements

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                    INTERIM CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                                               Three Months Ended
                                                                        ----------------- --- ------------------
                                                                         September 30,          September 30,
                                                                              2003                  2002
                                                                        -----------------     ------------------
    Net revenues                                                          $  21,649,757      $    21,908,806
    Cost of services                                                         18,157,144           18,256,946
    General and administrative expenses                                       1,895,038            1,933,077
    Depreciation and amortization expense                                       588,468              570,554
    Provision for uncollectible accounts                                        381,613              366,765
                                                                       ------------------    ------------------
    Income before interest expense and income taxes                             627,494              781,464


    Interest expense                                                            155,250              212,111
                                                                       ------------------    ------------------
    Income before income taxes                                                  472,244              569,353

    Income tax expense                                                          188,898              228,226
                                                                       ------------------    ------------------
      Net income                                                           $    283,346      $       341,127
                                                                       ==================    ==================

    Earnings per common share:
      Basic                                                                 $      0.12      $         0.14

      Diluted                                                               $      0.11      $         0.12

    Weighted average shares outstanding:
      Basic                                                                   2,296,527            2,397,563
      Diluted                                                                 2,555,081            2,812,119



                 See accompanying notes to interim consolidated
                             financial statements.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                    INTERIM CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                                                   Nine Months Ended
                                                                     ----------------------------------------------
                                                                      September 30, 2003         September 30, 2002
                                                                     ---------------------     --------------------
    Net revenues                                                    $         65,003,964      $     63,302,774
    Cost of services                                                          54,124,807            51,940,365
    General and administrative expenses                                        5,644,264             5,636,449
    Depreciation and amortization expense                                      1,819,888             1,623,574
    Provision for uncollectible accounts                                       1,230,177             1,060,021
    Cost of restatement                                                                -               815,794
                                                                    ----------------------    -------------------
    Income before interest expense and income taxes                            2,184,828             2,226,571

    Interest expense                                                             499,037               612,063
                                                                    ----------------------    -------------------
    Income before income taxes                                                 1,685,791             1,614,508

    Income tax expense                                                           674,317               646,288
                                                                    ----------------------    -------------------
    Net income                                                      $          1,011,474      $        968,220
                                                                    ======================    ===================

    Earnings per common share:
      Basic                                                         $               0.44      $           0.39

      Diluted                                                       $               0.40      $           0.33

    Weighted average shares outstanding:
      Basic                                                                    2,294,182             2,464,858
      Diluted                                                                  2,524,060             2,913,739



      See accompanying notes to interim consolidated financial statements.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                               Nine Months Ended
                                                               -----------------------------------------------
                                                                  September 30, 2003     September 30, 2002
                                                               ------------------------  ---------------------
   Cash flows from operating activities:
       Net income                                              $          1,011,474      $         968,220
       Adjustments to reconcile net income to net cash
   provided
           by operating activities:
           Depreciation and amortization                                  1,819,888              1,623,574
           Deferred income taxes                                            505,731                 91,622
           Gain on sale of asset                                            (76,813)                     -
           Provision for uncollectible accounts                           1,230,177              1,060,021
                                                               ------------------------  ---------------------
                                                                          4,490,457              3,743,437
        Change in certain net assets, net of effects of business acquisition:
           (Increase) decrease in:
            Accounts receivable                                           1,333,033                591,812
            Prepaid expenses and other current assets                      (184,126)               287,190
            Other assets                                                    750,269                143,013
           Increase (decrease) in:
            Accounts payable and accrued liabilities                       (551,074)               282,695
            Other liabilities                                              (801,061)               (68,196)
                                                               ------------------------  ---------------------
              Net cash provided by operating activities                   5,037,498              4,979,951
                                                               ------------------------  ---------------------

   Cash flows from investing activities:

       Cash held in escrow                                               (1,154,241)                      -
       Capital expenditures                                              (1,157,108)            (1,751,318)

        Cash received from sale of asset                                    149,469                      -
       Acquisition of business                                                    -             (2,874,513)
                                                               ------------------------  ---------------------
          Net cash used in investing activities                          (2,161,880)            (4,625,831)
                                                               ------------------------  ---------------------

   Cash flows from financing activities:
        Net revolving credit facility (payments) borrowings              (3,053,021)             1,259,549
        Repurchase of common shares                                         (65,896)            (1,874,484)
        Proceeds from stock option exercises                                 76,150                 89,418
        Principal payments on debt and capital leases                      (215,505)              (253,571)
                                                               ------------------------  ---------------------
           Net cash used in financing activities                         (3,258,272)              (779,088)
                                                               ------------------------  ---------------------

   Net decrease in cash and cash equivalents                               (382,654)              (424,968)

   Cash and cash equivalents at beginning of period                         973,534              1,928,391
                                                               ------------------------  ---------------------
   Cash and cash equivalents at end of period                  $            590,880      $       1,503,423
                                                               ========================  =====================


      See accompanying notes to interim consolidated financial statements.


                      ALMOST FAMILY, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation

The accompanying interim consolidated financial statements for the three and nine months ended September 30, 2003 and 2002 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. Accordingly, the reader of this Form 10-Q is referred to the Company's Form 10-K for the year ended December 31, 2002 for further information. In the opinion of management of the Company, the accompanying unaudited interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position at September 30, 2003 and the results of operations and cash flows for the three and nine month periods ended September 30, 2003 and 2002.

The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the operating results for the year.

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

Financial Statement Reclassifications

Certain amounts have been reclassified in the September 2002 financial statements and related notes in order to conform to the 2003 presentation. Such reclassifications had no effect on previously reported net income.

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

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Medicare Reimbursement for Visiting Nurse Services

A Medicare rate increase of approximately 2.2% went into effect for Visiting Nurse services on October 1, 2003. However, the Medicare Prescription Drug legislation currently under consideration in the U.S. Congress could have a significant impact. House and Senate versions passed in the last session of Congress have reportedly been reconciled in conference, and if passed would provide a 5% rural rate add-on and eliminate the proposed beneficiary co-payment. The Company is currently unable to predict what changes, if any, will ultimately be made to the current laws and regulations and accordingly what impact such changes might have on the Company's results of operations, financial condition or liquidity.

Medicaid Reimbursement for the Company's Services

Approximately 49% of the Company's revenues are from state Medicaid programs, virtually all of which are currently facing significant budget issues. The Medicaid programs in each of the states in which the Company operates are taking actions or evaluating taking actions to reduce Medicaid expenditures. Among these actions are the following: o Redefining eligibility standards for Medicaid coverage o Redefining coverage criteria for home and community based care services o Slowing payments to providers by increasing the minimum time in which payments are paid o Limiting reimbursement rate increases o Changing regulations under which providers must operate The actions being taken and/or being considered are in response to declines in state tax revenues due to the slowing of the US economy. The Company believes that these financial issues are cyclical in nature rather than indicative of the long-term prospect for Medicaid funding of health care services. It is possible however, that the actions taken by the state Medicaid programs in the future could have a significant unfavorable impact on the Company's results of operations, financial condition and liquidity.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


3.       Segment Data

The Company operates in two reportable business segments: Adult Day Health Services (ADHS), and Visiting Nurses (VN). Reportable segments have been identified based upon how management has organized the business by services provided to customers and the criteria in SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." The Company's ADHS segment includes the aggregation of its Adult Day Care (ADC) in-center operations and in-home personal care operations, both of which provide predominantly long-term health care and custodial services that enable recipients to avoid nursing home admission. Sources of reimbursement, reimbursement rates per day and contribution margins from the Company's ADC and in-home personal care operations are substantially alike. The Company's VN segment provides skilled medical services in patients' homes largely to enable recipients to reduce or avoid periods of hospitalization and/or nursing home care. Approximately 90% of the VN segment revenues are generated from the Medicare program. VN Medicare revenues are generated on a per episode basis rather than a fee per visit or day of care. Certain general and administrative expenses incurred at the corporate level have not been allocated to the segments. The Company has operations in Alabama, Connecticut, Florida, Indiana, Kentucky, Maryland, Massachusetts, and Ohio.

                                    Three Months    Ended September 30,      Nine Months Ended September 30,(1)
                                       ----------------- -- ---------------    ------------------- -- -----------------
                                             2003                2002                 2003                  2002
                                       -----------------    ---------------    -------------------    -----------------
        Net Revenues
        Adult day health services          $  14,729,433     $  15,164,663          $   43,141,091     $   42,032,355
        Visiting nurses                        6,920,324         6,744,143              21,862,873         21,270,419
                                       -----------------    ---------------    -------------------    -----------------
                                           $  21,649,757     $  21,908,806          $   65,003,964     $   63,302,774
                                       =================    ===============    ===================    =================
        Operating Income
        Adult day health services                779,380           756,841               1,446,404          1,968,155
        Visiting nurses                          417,445           617,711               2,424,460          2,776,033
                                       -----------------    ---------------    -------------------    -----------------
                                               1,196,825        1,374,552                3,870,864          4,744,188
        Corporate/unallocated(1)                 569,331          593,088                1,686,036          2,517,617
                                       -----------------    ---------------    -------------------    -----------------
        Operating income                    $    627,494     $     781,464          $    2,184,828     $    2,226,571
                                       =================    ===============    ===================    =================

(1) The nine months ended September 30, 2002 includes approximately $816,000 related to the costs of conducting an investigation of the restatement of the financial statements.

4.      Capitalized Software Development Costs

Consistent with AICPA Statement of Position 98-1, the Company capitalizes the cost of internally generated computer software developed for the Company's own use. Software development costs of approximately $243,000 and $489,000 were capitalized in the three months ended September 30, 2003 and 2002, respectively, and $773,000 and $1,069,000 in the nine months ended September 2003 and 2002, respectively. Capitalized software development costs are amortized over a three-year period following the initial implementation of the software.

5.      Acquisition of Ohio Home Care Provider

On July 18, 2002, the Company acquired the business and assets of Medlink of Ohio (Medlink). Medlink is a provider of in-home personal care services with branch operations in Cleveland and Akron, Ohio.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


The purchase price was approximately $3.2 million, $2.9 million of which was funded from the Company's bank credit facility. The balance was financed with a three-year note payable to the seller. The acquired operations added approximately $489,000 and $4.2 million to revenues and $87,000 and $641,000 to consolidated pre-tax income for the quarter and nine months ended September 30, 2003, respectively.


The unaudited pro forma consolidated results of operations of the Company as if this acquisition had been made at the beginning of 2002 are as follows:


                                     Three Months Ended                                     Nine Months Ended
                          ---------------------- -- ---------------------    ---------------------- --- ---------------------
                            September 30, 2003       September 30, 2002        September 30, 2003        September 30, 2002
                          ----------------------    ---------------------    ----------------------     ---------------------
Net revenues              $          21,649,757     $         22,298,872            $    65,003,964     $        67,695,061
Net income                              283,346                  370,539                  1,011,474               1,272,090
Earnings per share:
   Basic                  $                0.12     $               0.15              $        0.44     $              0.52
   Diluted                $                0.11     $               0.13              $        0.40     $              0.44


6.       Revolving Credit Facility

The Company has a $22.5 million credit facility with Bank One Kentucky NA with an expiration date of June 30, 2004. Because the facility expires within one year, it has been classified as a current liability in the accompanying balance sheet as of September 30, 2003. The credit facility bears interest at the bank's prime rate plus a margin (ranging from 0% to 1.0%, currently 0%) dependent upon total leverage and is secured by substantially all assets and the stock of the Company's subsidiaries. The weighted average interest rates were 4% and 4.75% for the quarters ended September 30, 2003 and 2002, respectively, and 4.18% and 5.26% for the nine months ended September 30, 2003 and 2002, respectively. The interest rate in effect at September 30, 2003 was 4.00%. The Company pays a commitment fee of 0.5% per annum on the unused facility balance. Borrowings are available equal to the greater of: a) a multiple of earnings before interest, taxes, depreciation and amortization (as defined) or b) an asset based formula, primarily based on accounts receivable. Borrowings under the facility may be used for working capital, capital expenditures, acquisitions, development and growth of the business and other corporate purposes. As of September 30, 2003 the formula permitted approximately $17.1 million to be used, of which approximately $11.4 million was outstanding. Additionally, an irrevocable letter of credit, totaling $3.6 million, was outstanding in connection with the Company's self-insurance programs. Thus, a total of $15 million was either outstanding or committed as of September 30, 2003 while an additional $2.1 million was available for use. The Company's revolving credit facility is subject to various financial covenants. As of September 30, 2003, the Company was in compliance with the covenants.

7.     Kentucky Transportation Program

Prior to July 1, 2002, the Medicaid program of the Commonwealth of Kentucky (the Commonwealth) managed its transportation program internally. Effective July 1, 2002 the Medicaid program contracted with an independent broker (the Broker) for the management of its transportation reimbursement program in the Louisville KY area. The Broker then contracted with the Company, among others, for the provision of transportation services to Medicaid beneficiaries. Company services pursuant to the contract were limited to transportation of Medicaid beneficiaries who also attend the Company's in-center adult day care programs.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


The Broker almost immediately began to encounter significant financial difficulties and has paid the Company for only a small portion of the amounts due for services rendered. On October 22, 2002, three of the Broker's other contracted providers filed a motion with the U.S. Bankruptcy Court to liquidate the Broker under Chapter 7 of the Federal Bankruptcy Code. On November 25, 2002 the Broker voluntarily chose to convert their bankruptcy status to a Chapter 11 voluntary reorganization.

In May 2003, the Company, along with a group of other effected providers, filed suit against the Commonwealth in Franklin Circuit Court seeking payment directly from the Commonwealth. The Commonwealth objected to the lawsuit on the basis of sovereign immunity and filed a motion to dismiss the lawsuit. In July 2003, a hearing on the motion to dismiss was held and at the judge's request written briefs were filed before the judge would make a decision. In August 2003, the motion to dismiss was granted and after discussion with legal counsel, an appeal of this decision was made to the Kentucky Court of Appeals. As of September 30, 2003 and December 31, 2002, the Broker owed the Company approximately $535,000, which amount is included in "Accounts receivable - net" on the accompanying balance sheets. Although the Company currently believes it will be successful in ultimately collecting the amounts due under this arrangement, there can be no assurance that such amounts will in fact be collected. Should it become evident in the future that a material amount will not be collectible, the Company would, at that time, record an additional provision for uncollectible accounts.


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


                                      Three Months Ended                                         Nine Months Ended
                             -------------------- --- -------------------     ------------------- --- --------------------
                             September 30, 2003       September 30, 2002      September 30, 2003      September 30, 2002
                             --------------------     -------------------     -------------------     --------------------
Net income as reported              $    283,346            $    341,127           $   1,011,474             $    968,220
Pro forma stock-based
 compensation expense,
  net of tax                              16,048                                          48,143
                                                                  16,850                                           50,550
                             --------------------     -------------------     -------------------     --------------------
Pro forma net income                $    267,298            $    324,277            $    963,331             $    917,670
                             ====================     ===================     ===================     ====================

Earnings per common share:
  Basic - as reported                $      0.12             $      0.14             $      0.44              $      0.39
  Basic - pro forma                  $      0.12             $      0.14             $      0.42              $      0.37
  Diluted - as reported              $      0.11             $      0.12             $      0.40              $      0.33
  Diluted - pro forma                $      0.10             $      0.12             $      0.38              $      0.31



                      ALMOST FAMILY, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

9.       Earnings Per Common Share

There were no adjustments required to be made to net income for purposes of computing basic and diluted earnings per common share in any of the periods presented. A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted earnings per common share is as follows:


                                           Three Months Ended                 Nine Months Ended
                                    ---------------- -- -----------------    ----------------- -- -------------------
                                     September 30,       September 30,        September 30,       September 30, 2002
                                         2003                 2002                 2003
                                    ----------------    -----------------    -----------------    -------------------
Shares used to compute basic
  earnings per common share -
     weighted average shares
  outstanding                             2,296,527            2,397,563            2,294,182              2,464,858
Dilutive effect of stock
  options                                   258,554              414,556              229,878                448,881
                                    ----------------    -----------------    -----------------    -------------------
Shares used to compute
  diluted earnings per common
  share                                   2,555,081            2,812,119            2,524,060              2,913,739
                                    ================    =================    =================    ===================


10.      COMMITMENTS AND CONTINGENCIES

Insurance Programs

Self-Insurance Programs. The Company bears significant risk under its self-insured employee health, automobile and workers' compensation programs. A brief description of each program is set forth below:

The Company's self-insured employee health program has an excess-loss insurance policy that reimburses the Company for covered expenses, in excess of a specific deductible for each covered person. Cigna Healthcare, a national insurance carrier, is the third party administrator.

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

The Company's insurance coverages were renewed effective April 1, 2003 with the following changes: 1) the deductible amount for general and professional claims was increased to $250,000, 2) the deductible amount for workers' compensation claims was increased to $250,000 (auto remains at $100,000), and 3) total premiums, excluding the Company's exposure to claims and deductibles, for all its non-health insurance programs increased to approximately $2.5 million for the contract year ending March 31, 2004 as compared to approximately $1.5 million for the contract year ended March 31, 2003.

Legal Proceedings

Franklin Case
In April 2000, Franklin Capital Associates L.P. (Franklin) filed suit in Chancery Court of Williamson County, Tennessee, seeking damages in connection with registration rights they received in the Company's acquisition of certain home health operations in February 1991. Following a bench trial, in April 2003 the court issued a ruling in favor of the plaintiffs awarding damages of $984,970. The Company believes the Court erred both in its finding of liability and in its determination of the amount of damages. The Company is seeking appellate review of the lower court decision. As a part of the appeal, the Company was required to post cash of $1,154,241 in an escrow account with the Tennessee Courts in lieu of a supersedeas appeal bond until the appeal court issues a review order. This cash is reflected as "Cash held in escrow" in the accompanying balance sheet and will remain in escrow until the matter reaches its ultimate resolution.

Based on the advice of legal counsel, the Company's management believes that the damage award by the lower court does not create a "probable" loss as set forth in Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies." Accordingly, no provision for the damages award has been recorded in the accompanying financial statements. Should the facts and circumstances change in the future to the extent that such a loss appears probable, the Company would record a provision at that time.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2003 Compared with Three Months Ended September 30, 2002


        Consolidated                                 2003                       2002                     Change
        ------------
                                          --------------------------- -------------------------- ------------------------
                                              Amount       % Rev           Amount     % Rev         Amount         %
                                          --------------- ----------- --------------- ---------- -------------- ---------

Net revenues                    ADHS      $14,729,433          68.0%  $   15,164,663      69.2%  $   (435,230)     -2.9%
                                VN          6,920,324          32.0%       6,744,143      30.8%       176,181       2.6%
                                          ---------------             ---------------            --------------
                                          $21,649,757         100.0%  $   21,908,806     100.0%  $   (259,049)     -1.2%
                                          ===============             ===============            ==============

Operating income                ADHS      $   779,380           5.3%  $      756,841       5.0%  $     22,539       3.0%
                                VN            417,445           6.0%         617,711       9.2%      (200,266)    -32.4%
                                          ---------------             ---------------            --------------
                                            1,196,825           5.5%       1,374,552       6.3%      (177,727)    -13.0%

Unallocated corporate expenses                569,331           2.6%         593,088        2.7%      (23,757)     -4.0%
                                          ---------------             ---------------            --------------
Income before interest expense and
  income taxes                                627,494           2.9%         781,464       3.6%      (153,970)    -19.7%
Interest expense                              155,250           0.7%         212,111       1.0%       (56,861)    -26.8%

Income taxes                                  188,898           0.9%         228,226       1.0%       (39,328)    -17.2%
                                          ---------------             ---------------            --------------
Net income                                $   283,346           1.3%    $    341,127       1.6%  $    (57,781)    -17.0%
                                          ===============             ===============            ==============


The Company's net revenues decreased approximately $259,000 or 1.2%. The acquisition of Medlink OH accounted for approximately $489,000 of revenue growth between periods while other ADHS revenues decreased due to the closure of certain operations and lower sales volumes in 2003. VN segment revenues grew 2.6% as volume growth more than offset the revenue effect of a 5.3% Medicare rate cut effective October 1, 2002. Operating income before unallocated corporate expense decreased from the same period last year primarily as a result of the lower volumes in ADHS, the Medicare rate cut and increased staffing costs. The Medlink acquisition added approximately $87,000 to pre-tax income in the quarter ended September 30, 2003.

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

                                                                       Three Months Ended September 30,
                                      --------------------------- --------------------------- -------------------------
                                                 2003                        2002                      Change
                                      --------------------------- --------------------------- -------------------------
                                          Amount        % Rev         Amount         % Rev        Amount         %
                                      ---------------- ---------- ---------------- ---------- --------------- ---------

  Net revenues                            $ 14,729,433    100.0%  $    15,164,663     100.0%  $    (435,230)     -2.9%
  Cost of services                          12,537,679     85.1%       13,036,919      86.0%       (499,240)     -3.8%
  General & administrative                     835,783      5.7%          853,989       5.6%        (18,206)     -2.1%
  Depreciation & amortization                  322,977      2.2%          281,810       1.9%         41,167      14.6%
  Uncollectible accounts                       253,614      1.7%          235,104       1.6%         18,510       7.9%
                                      ----------------            ----------------            ---------------
  Operating income                         $   779,380      5.3%  $       756,841       5.0%  $      22,539       3.0%
                                      ================            ================            ===============

  Admissions                                       863                        977                      (114)    -11.7%
  Patient months of care                        15,201                     15,790                      (589)     -3.7%
  Patient days of care                         204,726                    207,733                    (3,007)     -1.4%

  Revenue per patient day                   $    71.95            $         73.00             $       (1.05)     -1.4%

  ADC in-center averages:
    Weekday attendance                           1,271                      1,321                       (50)     -3.8%
    Center capacity                              1,670                      1,791                      (121)     -6.8%
    Center occupancy rate                        76.1%                      73.7%                       2.4%      3.2%


ADHS revenues decreased 2.9% to $14.7 million for the three months ended September 30, 2003 from $15.2 million in the same quarter of the prior year for a total decrease of $435,000. The acquisition of Medlink Ohio, an in home personal care operation, increased revenues approximately $489,000. ADHS revenues excluding the Medlink acquisition: 1) decreased approximately $600,000 due to the closure of certain adult day centers and one personal care operation,
2) decreased approximately $700,000 due to lower volumes in Kentucky adult day centers and personal care operations primarily due to Kentucky Medicaid program cut-backs and, 3) increased approximately $333,000 primarily due to higher sales volumes in the non-Kentucky operations. Average revenue per day of care declined slightly due primarily to mix changes. Occupancy in the adult day care centers was 76.1% of capacity in 2003 as compared to 73.7% in 2002.

Cost of services declined 3.8% on a reduction in days sold of 1.4% due to 1) the closure of operations, 2) improved controls over staffing costs and 3) lower vehicle insurance claims. General and administrative expenses as a percent of revenues were substantially the same in both periods. Depreciation and amortization increased primarily due to the addition of new guest transportation vans and investments in information technology.

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

                                                                       Three Months Ended September 30,
                                        ------------------------ -------------------------- --------------------------
                                                 2003                      2002                      Change
                                        ------------------------ -------------------------- --------------------------
                                          Amount       % Rev         Amount        % Rev      Amount            %
                                        ------------- ---------- ---------------- --------- ---------------- ---------

 Net revenues                          $   6,920,324     100.0%  $    6,744,143      100.0%  $   176,181         2.6%
  Cost of services                         5,619,465      81.2%       5,220,027      77.4%       399,438         7.7%
  General & administrative                   552,581       8.0%         532,767       7.9%        19,814         3.7%
  Depreciation & amortization                202,834       3.0%         241,977       3.6%       (39,143)      -16.2%
  Uncollectible accounts                     127,999       1.9%         131,661       2.0%        (3,662)       -2.8%
                                        -------------            ----------------           ----------------
  Operating income                           417,445       6.0%  $      617,711       9.2%   $  (200,266)      -32.4%
                                        =============            ================           ================

  Admissions                                   2,241                      2,092                      149         7.1%
  Patient months of care                       5,934                      5,424                      510         9.4%
  Revenue per patient month             $      1,166             $        1,243               $      (77)       -6.2%
  Cost of services per patient month    $        947             $          962               $      (15)       -1.6%

A Medicare rate decrease of approximately 5.3% went into effect October 1, 2002. As a result, revenues for the quarter ended September 30, 2003 were approximately $350,000 lower than they would have been if that rate cut had not been enacted. Additionally, effective April 1, 2003, Medicare rates for patients served in rural areas were reduced which lowered revenues by approximately $84,000 for the quarter ended September 30, 2003. Despite the rate cuts, VN revenues grew by a net $176,181 or 2.6% on admission and patient month growth of nearly 7% and 9%, respectively. The Company had the same number of agencies in operation in both periods.


Cost of services as a percentage of revenue is higher in 2003 than 2002 primarily due to the Medicare rate cut. Cost of services per patient month decreased 1.6% primarily as a result of lower employee benefit costs. The decrease in revenue per patient month resulted primarily from the reimbursement changes described above.


VN Seasonality
The Company's VN segment normally experiences seasonality in its operating results. Specifically, the VN Segment typically generates lower operating income in the quarter ended September than in the other quarters due to the seasonality of senior population in the Company's south Florida markets.


Nine Months Ended September 30, 2003 Compared with Nine Months Ended September 30, 2002

       Consolidated                               2003                        2002                       Change
       ------------
                                       --------------------------- --------------------------- ----------------------------
                                           Amount        % Rev          Amount     % Rev          Amount          % Rev
                                       ---------------- ---------- --------------- ----------- --------------- ------------

Net revenues                 ADHS         $  43,141,091     66.4%  $   42,032,355       66.4%  $  1,108,736           2.6%
                             VN              21,862,873     33.6%      21,270,419       33.6%       592,454           2.8%
                                       ----------------            ---------------             ---------------
                                          $  65,003,964    100.0%  $   63,302,774      100.0%  $  1,701,190           2.7%
                                       ================            ===============             ===============

Operating income             ADHS          $  1,446,404      3.4%  $    1,968,155        4.7%  $   (521,751)        -26.5%
                             VN               2,424,460     11.1%       2,776,033       13.1%      (351,573)        -12.7%
                                       ----------------            ---------------             ---------------
                                              3,870,864      6.0%       4,744,188        7.5%      (873,324)        -18.4%
Unallocated corporate expenses                1,686,036      2.6%       2,517,617        4.0%      (831,581)        -33.0%
                                       ----------------            ---------------             ---------------
Income before interest  expense
  and income taxes                            2,184,828      3.4%       2,226,571        3.5%       (41,743)         -1.9%
Interest expense                                499,037      0.8%         612,063        1.0%      (113,026)        -18.5%
Income taxes                                    674,317      1.0%         646,288        1.0%        28,029           4.3%
                                       ----------------            ---------------             ---------------
Net income                                 $  1,011,474      1.6%  $      968,220        1.5%  $     43,254           4.5%
                                       ================            ===============             ===============


The Company's net revenues grew approximately $1.7 million or 2.7% as a result of the Medlink acquisition and increased patient volumes in the VN segment, partially offset by volume reductions in ADHS and reimbursement cuts in both segments. Operating income before unallocated corporate expense decreased from the same period last year. As noted in the discussion of quarterly results, operating income for the nine months ended September 30, 2003 was adversely affected by lower sales volumes in ADHS and the VN Medicare rate cuts. Additionally, operating income in the nine months ended September 30, 2003 was adversely affected by severe weather in February 2003. Unallocated corporate expenses in the nine months ended September 30, 2002 include approximately $816,000, consisting primarily of professional fees, related to the cost of conducting an investigation of the restatement of the Company's financial statements. Interest expense declined due to lower average balances outstanding and due to lower interest rates.

The effective income tax rate was approximately 40% of income before income taxes for 2003 and 2002.


Adult Day Health Services (ADHS) Segment-Nine Months

                                                                          Nine Months Ended September 30,
                                      ---------------------------- -------------------------- --------------------------
                                                 2003                        2002                      Change
                                      ---------------------------- -------------------------- --------------------------
                                          Amount         % Rev          Amount       % Rev       Amount           %
                                      ----------------- ---------- --------------- ---------- --------------- ----------

  Net revenues                            $  43,141,091    100.0%  $  42,032,355      100.0%  $  1,108,736         2.6%
  Cost of services                           37,365,874     86.6%     36,172,431       86.0%     1,193,443         3.3%
  General & administrative                    2,572,721      6.0%      2,452,557        5.6%       120,164         4.9%
  Depreciation & amortization                   976,405      2.3%        809,666        1.9%       166,739        20.6%
  Uncollectible accounts                        779,687      1.8%        629,546        1.5%       150,141        23.9%
                                      -----------------            ---------------            ---------------
  Operating income                         $  1,446,404      3.4%  $   1,968,155        4.9%  $   (521,751)      -26.5%
                                      =================            ===============            ===============

  Admissions                                      2,844                    3,045                      (201)       -6.6%
  Patient months of care                         45,772                   45,100                       672         1.5%
  Patient days of care                          602,256                  580,324                    21,932         3.8%

  Revenue per patient day                   $     71.63            $       72.43              $      (0.80)       -1.1%

  ADC in-center averages:
     Weekday attendance                           1,248                    1,320                       (72)       -5.5%
    Center capacity                               1,662                    1,791                      (129)       -7.2%
    Center occupancy rate                         75.1%                    73.7%                       1.4%        1.9%


ADHS revenues increased 2.6% to $43.1 million for the nine months ended September 30, 2003 from $42 million in the nine months of the prior year. The acquisition of Medlink Ohio, an in-home personal care operation, increased revenues approximately $4.2 million. ADHS revenues excluding the Medlink acquisition: 1) decreased approximately $1.3 million due to the closure of certain adult day centers and one personal care operation, 2) decreased approximately $2.1 million due to lower sales volumes in Kentucky adult day centers and personal care operations primarily due to Kentucky Medicaid program cut-backs, 3) decreased approximately $465,000 in adult day centers in operation in both periods, primarily due to unusually severe winter weather in February 2003, and 4) increased approximately $733,000 due to higher sales volumes in the non-Kentucky operations. Average revenue per day of care declined about 1% primarily due to reimbursement and mix changes. Occupancy in the adult day care centers was 75.1% of capacity in the 2003 period as compared to 73.7% in the 2002 period.


Cost of services as a percent of revenues increased to 86.6% in 2003 from 86% in 2002 primarily as a result of higher staffing costs in the adult day centers, reimbursement and mix changes, and decreased adult day care revenues resulting from the impact of weather in 2003 as described above. General and administrative expenses were relatively constant as a percent of revenues. Depreciation and amortization increased primarily due to the addition of new guest transportation vans and investments in information technology.



Visiting Nurse (VN) Segment-Nine Months


                                                                             Nine Months Ended September 30,
                                        -------------------------- --------------------------- -----------------------
                                                  2003                        2002                     Change
                                        -------------------------- --------------------------- -----------------------
                                        --------------- ---------- ---------------- ---------- ------------- ---------
                                          Amount         % Rev         Amount         % Rev      Amount         %
                                        --------------- ---------- ---------------- ---------- ------------- ---------

  Net revenues                             $ 21,862,873    100.0%  $    21,270,419     100.0%  $   592,454       2.8%
  Cost of  services                          16,758,932     76.7%       15,767,933      74.1%      990,999       6.3%
  General & administrative                    1,572,085      7.2%        1,613,323       7.6%      (41,238)     -2.6%
  Depreciation & amortization                   656,905      3.0%          682,655       3.2%      (25,750)     -3.8%
  Uncollectible accounts                        450,491      2.1%          430,475       2.0%       20,016       4.7%
                                        ---------------            ----------------            -------------
  Operating income                          $ 2,424,460     11.1%  $     2,776,033      13.0%   $ (351,573)    -12.7%
                                        ===============            ================            =============

  Admissions                                      7,129                       6,515                    614       9.4%
  Patient months of care                         18,432                      16,911                  1,521       9.0%
  Revenue per patient month                 $     1,186            $          1,258            $       (72)     -5.7%
  Cost of services per patient month        $       909            $            932            $       (23)     -2.5%

A Medicare rate decrease of approximately 5.3% went into effect October 1, 2002. As a result, revenues for the nine-months ended September 30, 2003 were approximately $1.1 million lower than they would have been if that rate cut had not been enacted. Additionally, effective April 1, 2003 Medicare rates for patients served in rural areas were reduced which lowered revenues by approximately $176,000 for the nine months ended September 30, 2003. Despite the rate cuts, VN revenues grew by a net $592,454 or 2.8% on admission and patient month growth of nearly 9.4% and 9%, respectively. The Company had the same number of agencies in operation in both periods.


Costs of services as a percentage of revenue is higher in 2003 than 2002 primarily due to the Medicare rate cut. Cost of services per patient month decreased 2.5% primarily as a result of lower employee benefit costs. The decrease in revenue per patient month resulted primarily from the reimbursement changes described above.


Insurance Programs

Self-Insurance Programs. The Company bears significant risk under its self-insured employee health, automobile and workers' compensation programs. A brief description of each program is set forth below:

The Company's self-insured employee health program has an excess-loss insurance policy that reimburses the Company for covered expenses, in excess of a specific deductible for each covered person. Cigna Healthcare, a national insurance carrier, is the third party administrator.

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

The Company's insurance coverages were renewed effective April 1, 2003 with the following changes: 1) the deductible amount for general and professional claims was increased to $250,000, 2) the deductible amount for workers' compensation claims was increased to $250,000 (auto remains at $100,000), and 3) total premiums, excluding the Company's exposure to claims and deductibles, for all its non-health insurance programs increased to approximately $2.5 million for the contract year ending March 31, 2004 as compared to approximately $1.5 million for the contract year ended March 31, 2003.

Liquidity and Capital Resources

Revolving Credit Facility

The Company has a $22.5 million credit facility with Bank One Kentucky NA with an expiration date of June 30, 2004. Because the facility expires within one year, it has been classified as a current liability in the accompanying balance sheet as of September 30, 2003. The credit facility bears interest at the bank's prime rate plus a margin (ranging from 0% to 1.0%, currently 0%) dependent upon total leverage and is secured by substantially all assets and the stock of the Company's subsidiaries. The weighted average interest rates were 4% and 4.75% for the quarters ended September 30, 2003 and 2002, respectively, and 4.18% and 5.26% for the nine months ended September 30, 2003 and 2002, respectively. The interest rate in effect at September 30, 2003 was 4.00%. The Company pays a commitment fee of 0.5% per annum on the unused facility balance. Borrowings are available equal to the greater of: a) a multiple of earnings before interest, taxes, depreciation and amortization (as defined) or b) an asset based formula, primarily based on accounts receivable. Borrowings under the facility may be used for working capital, capital expenditures, acquisitions, development and growth of the business and other corporate purposes. As of September 30, 2003 the formula permitted approximately $17.1 million to be used, of which approximately $11.4 million was outstanding. Additionally, an irrevocable letter of credit, totaling $3.6 million, was outstanding in connection with the Company's self-insurance programs. Thus, a total of $15 million was either outstanding or committed as of September 30, 2003 while an additional $2.1 million was available for use. The Company's revolving credit facility is subject to various financial covenants. As of September 30, 2003, the Company was in compliance with the covenants.

Management is in the process of seeking a replacement senior credit facility and will also be evaluating other opportunities to raise capital to fund continued growth and development of the business.

Stock Buy Back Program

In March 2001 the Company's Board of Directors authorized up to $1 million to be used to acquire shares of the Company's common stock. In April 2001, the Company initiated a stock repurchase plan in compliance with Rule 10b-18 of the Securities Exchange Act of 1934. This plan permits purchases to take place selectively from time to time in open market purchases through a broker or in privately negotiated transactions. Through September 30, 2003, a total of 106,771 shares have been repurchased under this program, all of which were in open market purchases. A total of $957,030 has been expended in these purchases for an average acquisition cost of $8.96 per share. There were no purchases in the quarter ended September 30, 2003.

Cash Flows
Key elements to the Consolidated Statements of Cash Flows for the nine months ending September 30, 2003 and 2002 were:


      Net Change in Cash and Cash Equivalents                               2003                     2002
      ---------------------------------------
                                                                    ---------------------     -------------------
        Provided by (used in):
          Operating activities                                      $        5,037,498        $        4,979,951
          Investing activities                                              (2,161,880)               (4,625,831)
          Financing activities                                              (3,258,272)                 (779,088)
                                                                    ---------------------     -------------------

      Net decrease in cash and cash equivalents                     $         (382,654)       $         (424,968)
                                                                    =====================     ===================

2003
Net cash provided by operating activities resulted principally from current period income, net of changes in accounts receivable, accounts payable and accrued expenses. Accounts receivable days revenues outstanding were 61 at September 30, 2003, down from 69 at December 31, 2002 due primarily to the collection of Medicare cost report settlements. Net cash used in investing activities resulted principally from the posting of the supersedeas appeal bond in the Franklin litigation, improvements in information systems and replacement capital expenditures in the Company's operations net of cash received from the sale of an asset. Net cash used by financing activities resulted primarily from net repayments on the Company's revolving credit facility and payments of capital lease obligations and term debt.

2002
Net cash provided by operating activities resulted principally from current period income, net of changes in accounts receivable, accounts payable and accrued expenses. Accounts receivable days sales outstanding were 70 at September 30, 2002, down from 80 at December 31, 2001 due primarily to the collection of Medicare cost report settlements. The Medlink acquisition increased Accounts Receivable by $1.8 million at September 30, 2002 as delays in Medicaid processing normally encountered due to a change in ownership caused a temporary interruption in cash receipts. Normal cash processing resumed subsequent to September 30, 2002. Excluding the effects of Medlink, days sales outstanding at September 30, 2002 were 67. Net cash used in investing activities resulted principally from the cash paid in the acquisition of Medlink and from improvements in information systems. Net cash used by financing activities resulted primarily from the redemption of common shares and payments of capital lease obligations net of borrowings on the Company's credit facility.

Legal Proceedings

Franklin Case
In April 2000, Franklin Capital Associates L.P. (Franklin) filed suit in Chancery Court of Williamson County, Tennessee, seeking damages in connection with registration rights they received in the Company's acquisition of certain home health operations in February 1991. Following a bench trial, in April 2003 the court issued a ruling in favor of the plaintiffs awarding damages of $984,970. The Company believes the Court erred both in its finding of liability and in its determination of the amount of damages. The Company is seeking appellate review of the lower court decision. As a part of the appeal, the Company was required to post cash of $1,154,241 in an escrow account with the Tennessee Courts in lieu of a supersedeas appeal bond until the appeal court issues a review order. This cash is reflected as "Cash held in escrow" in the accompanying balance sheet and will remain in escrow until the matter reaches its ultimate resolution.

Based on the advice of legal counsel, the Company's management believes that the damage award by the lower court does not create a "probable" loss as set forth in Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies." Accordingly, no provision for the damages award has been recorded in the accompanying financial statements. Should the facts and circumstances change in the future to the extent that such a loss appears probable, the Company would record a provision at that time.

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

Kentucky Transportation Program


Prior to July 1, 2002, the Medicaid program of the Commonwealth of Kentucky (the Commonwealth) managed its transportation program internally. Effective July 1, 2002 the Medicaid program contracted with an independent broker (the Broker) for the management of its transportation reimbursement program in the Louisville KY area. The Broker then contracted with the Company, among others, for the provision of transportation services to Medicaid beneficiaries. Company services pursuant to the contract were limited to transportation of Medicaid beneficiaries who also attend the Company's in-center adult day care programs. The Broker almost immediately began to encounter significant financial difficulties and has paid the Company for only a small portion of the amounts due for services rendered. On October 22, 2002, three of the Broker's other contracted providers filed a motion with the U.S. Bankruptcy Court to liquidate the Broker under Chapter 7 of the Federal Bankruptcy Code. On November 25, 2002, the Broker voluntarily chose to convert their bankruptcy status to a Chapter 11 voluntary reorganization.

In May 2003, the Company, along with a group of other effected providers, filed suit against the Commonwealth in Franklin Circuit Court seeking payment directly from the Commonwealth. The Commonwealth objected to the lawsuit on the basis of sovereign immunity and filed a motion to dismiss the lawsuit. In July 2003, a hearing on the motion to dismiss was held and at the judge's request written briefs were filed before the judge would make a decision. In August 2003, the motion to dismiss was granted and after discussion with legal counsel, an appeal of this decision was made to the Kentucky Court of Appeals. As of September 30, 2003 and December 31, 2002, the Broker owed the Company approximately $535,000, which amount is included in accounts receivable, net on the accompanying balance sheets. Although the Company currently believes it will be successful in ultimately collecting the amounts currently due it under this arrangement, there can be no assurance that such amounts will in fact be collected. Should it become evident in the future that a material amount will not be collectible, the Company would, at that time, record an additional provision for uncollectible accounts.


Medicare Reimbursement for Visiting Nurse Services
A Medicare rate increase of approximately 2.2% went into effect for Visiting Nurse services on October 1, 2003. However, the Medicare Prescription Drug legislation currently under consideration in the U.S. Congress could have a significant impact. House and Senate versions passed in the last session of Congress have reportedly been reconciled in conference, and if passed would provide a 5% rural rate add-on and eliminate the proposed beneficiary co-payment. The Company is currently unable to predict what changes, if any, will ultimately be made to the current laws and regulations and accordingly what impact such changes might have on the Company's results of operations, financial condition or liquidity.

Medicare Reimbursement for Adult Day Care
In addition to the above, the Medicare Prescription Drug legislation versions also contain two similar provisions that would create a Federal demonstration project impacting medical adult day care. Both provisions authorize a new demonstration project that would pay for home health beneficiaries receiving their treatment in medical adult day care centers. This project would be the first step toward the industry's goal of accessing Medicare reimbursement. The Company believes that if this demonstration project is initiated it will offer significant additional long-term development opportunities by providing access to the Medicare Home Health Benefit.

Medicaid Reimbursement for the Company's Services
Approximately 49% of the Company's revenues are from state Medicaid programs, virtually all of which are currently facing significant budget issues. The Medicaid programs in each of the states in which the Company operates are taking actions or evaluating taking actions to reduce Medicaid expenditures. Among these actions are the following: o Redefining eligibility standards for Medicaid coverage o Redefining coverage criteria for home and community based care services o Slowing payments to providers by increasing the minimum time in which payments are paid o Limiting reimbursement rate increases o Changing regulations under which providers must operate The actions being taken and/or being considered are in response to declines in state tax revenues due to the slowing of the US economy. The Company believes that these financial issues are cyclical in nature rather than indicative of the long-term prospect for Medicaid funding of health care services. It is possible that the actions taken by the state Medicaid programs could have a significant unfavorable impact on the Company's results of operations, financial condition and liquidity.

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

Health Insurance Portability and Accountability Act (HIPAA)
The Health Insurance Portability and Accountability Act (HIPAA) was enacted by the Federal government on August 12, 1996, and requires organizations to adhere to certain standards to protect data integrity, confidentiality and availability. HIPAA also mandates, among other things, that the Department of Health and Human Services adopt standards for the exchange of electronic health information in an effort to encourage overall administrative simplification and enhance the effectiveness and efficiency of the health care industry. Management implemented changes in its operations to comply with the privacy aspects of HIPAA and believes it is in compliance. The cost of complying with privacy standards is not expected to have a material effect on the Company's results of operations or financial position. Management is in the process of implementing changes in its operations to comply with the electronic transaction and code sets aspects of HIPAA and anticipates that the Company will be able to fully and timely comply with those requirements. Independent of HIPAA requirements, the Company has been developing new information systems with improved functionality to facilitate improved billing and collection activities, reduced administrative costs and improved management decision support information. The Company has incorporated the HIPAA mandated electronic transaction and code sets into this new software.

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

At September 30, 2003, a hypothetical 100 basis point increase in short-term interest rates would result in a reduction of approximately $115,000 in annual pre-tax earnings.

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


                           PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings

In April 2000, Franklin Capital Associates L.P. (Franklin) filed suit in Chancery Court of Williamson County, Tennessee, seeking damages in connection with registration rights they received in the Company's acquisition of certain home health operations in February 1991. Following a bench trial, in April 2003 the court issued a ruling in favor of the plaintiffs awarding damages of $984,970. The Company believes the Court erred both in its finding of liability and in its determination of the amount of damages. The Company is seeking appellate review of the lower court decision. As a part of the appeal, the Company was required to post cash of $1,154,241 in an escrow account with the Tennessee Courts in lieu of a supersedeas appeal bond until the appeal court issues a review order. This cash is reflected as "Cash held in escrow" in the accompanying balance sheet and will remain in escrow until the matter reaches its ultimate resolution.

Based on the advice of legal counsel, the Company's management believes that the damage award by the lower court does not create a "probable" loss as set forth in Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies." Accordingly, no provision for the damages award has been recorded in the accompanying financial statements. Should the facts and circumstances change in the future to the extent that such a loss appears probable, the Company would record a provision at that time.

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

         (b) Reports on Form 8-K

                  The Company filed a Form 8-K dated August 14, 2003, Item 12, to report the issuance of a press release announcing its operating results for the three months ended June 30, 2003.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:    November 14, 2003


                                         ALMOST FAMILY, INC.

                                         BY  /s/ William B. Yarmuth
                                         William B. Yarmuth,
                                         Chairman of the Board, President
                                         and Chief Executive Officer


                                         BY  /s/ C. Steven Guenthner
                                         C. Steven Guenthner,
                                         Senior Vice President and
                                         Chief Financial Officer

                                                                    Exhibit 31.1
                    CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER
                  PURSUANT TO SECTION 302 OF SARBANES-OXLEY ACT

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors:
(a) All significant deficiencies in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial data; and
(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.


Date:    November 14, 2003


BY  /s/ William B. Yarmuth
William B. Yarmuth
Chairman of the Board, President &
Chief Executive Officer

                                                                   Exhibit 31.2
                    CERTIFICATIONS OF CHIEF FINANCIAL OFFICER
                  PURSUANT TO SECTION 302 OF SARBANES-OXLEY ACT

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors:
(a) All significant deficiencies in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial data; and
(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.


Date:    November 14, 2003


BY  /s/ C. Steven Guenthner
C. Steven Guenthner
Senior Vice President &
Chief Financial Officer

                                                                      Exhibit 32
      CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350
     (AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)


         In connection with the Quarterly Report of Almost Family, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, the Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, that:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




Date:    November 14, 2003          By  /s/ William B. Yarmuth
         -----------------            ------------------------

                                     William B. Yarmuth
                                     Chairman of the Board, President & Chief
                                     Executive Officer



Date:    November 14, 2003          By  /s/ C. Steven Guenthner
         -----------------            -------------------------

                                      C. Steven Guenthner
                                      Senior Vice President & Chief
                                      Financial Officer



A signed copy of this original statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff on request.