Form 10-K
period 2003-12-31
ALMOST FAMILY INC
filed 2004-03-26
CIK 799231

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
/ X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
      For the fiscal year ended December 31, 2003

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

      Title of Each Class                         Name of Each Exchange on
Common Stock, par value $.10 per share                Which Registered
Preferred Stock Purchase Rights                    NASDAQ  SmallCap System

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


Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ___ No__X__.

The aggregate market value of Registrant's Common Stock held by non-affiliates of the Registrant as of June 30, 2003 was approximately $17,798,000 (based on the last sale price of a share of the common stock as of June 30, 2003 ($7.75), as reported by the NASDAQ SmallCap System). As of March 24, 2004, 2,296,527 shares of the Registrant's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant's Annual Meeting of Stockholders, to be held May 24, 2004, is incorporated by reference in Part III to the extent described therein.

                                TABLE OF CONTENTS



PART I                       ............................................................................................3

   Item 1.                   Business....................................................................................3

   Item 2.                   Properties.................................................................................15

   Item 3.                   Legal Proceedings..........................................................................15

   Item 4.                   Submission of  Matters to a Vote of Security Holders.......................................16

PART II                      ...........................................................................................17

   Item 5.                   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of
                             Equity  Securities.........................................................................17

   Item 6.                   Selected Financial Data....................................................................18

   Item 7.                   Management's Discussion and Analysis of Financial Condition and Results of Operations......19

   Item 7A.                  Quantitative and Qualitative Disclosures about Market Risk.................................34

   Item 8.                   Financial Statements and Supplementary Data................................................35

   Item 9.                   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......59

   Item 9A.                  Controls and Procedures....................................................................59

PART III                     ...........................................................................................60

   Item 10.                  Directors and Executive Officers of the Registrant.........................................60

   Items 11, 12, 13 and 14   Executive Compensation; Security Ownership of Certain Beneficial Owners and Management
                             and Related Stockholder Matters; Certain Relationships and Related Transactions; and
                             Principal Accountant Fees and Services......................................................61

PART IV                      ...........................................................................................62

   Item 15.                  Exhibits, Financial Statement Schedules and Reports on Form 8-K............................62



                                     PART I

ITEM 1.  BUSINESS

Almost Family, Inc. TM and subsidiaries (collectively "Almost Family") is a leading regional provider of home health nursing services and adult day health services. In this report, the terms "Company", "we", "us" or "our" mean Almost Family, Inc. and all subsidiaries included in our consolidated financial statements. We have service locations in Kentucky, Florida, Maryland, Ohio, Connecticut, Massachusetts, Alabama and Indiana (in order of revenue significance).

We were incorporated in Delaware in 1985. Through a predecessor merged into the Company in 1991 we have been providing health care services, primarily home health care, since 1976. On January 31, 2000, we changed the Company's name to Almost Family, Inc. from Caretenders (R) HealthCorp. We reported approximately $87 million of revenues in the year ended December 31, 2003.

How We Are Currently Organized and Operate

We currently operate in two reportable business segments: Visiting Nurses and Adult Day Health Services (ADHS). We present financial information for our two operating segments in Note 12 to our consolidated financial statements.

Our Visiting Nurse segment provides skilled medical services in patients' homes largely to enable recipients to reduce or avoid periods of hospitalization and/or nursing home care. Approximately 90% of our Visiting Nurse segment revenues are generated from the Medicare program, which is the Federal government's health insurance program covering most US citizens over age 65. Our Medicare revenues are generated on a per episode basis rather than a fee per visit or day of care.

Our ADHS segment is made up of our ADC in-center operations and in-home personal care operations (also referred to as "personal care"), both of which predominantly provide long-term health care and custodial services that enable recipients to avoid nursing home admission. Sources of reimbursement, reimbursement rates per day and contribution margins from our ADC and personal care operations are substantially alike. A majority of our revenues in the ADHS segment are derived from Medicaid programs which are funded and administered by states in conjunction with Federal oversight. Medicaid programs generally provide health insurance coverage to low income aged and/or disabled persons.

As we move forward in the execution of our business plan, we may change the way in which we are organized and operate.

Our View on Reimbursement and Diversification of Risk

Our Company is highly dependent on government reimbursement programs which pay for the majority of the services we provide to our patients. Reimbursement under these programs, primarily Medicare and Medicaid, is subject to frequent changes as policy makers balance their own needs to meet the health care needs of constituents while also meeting their fiscal objectives.

We believe that an important key to our historical success and to our future success is our ability to adapt our operations to meet changes in reimbursement as they occur. One important way in which we have achieved this adaptability in the past, and in which we plan to achieve it in the future, is to maintain some level of diversification in our business mix.

The execution of our business plan will increase the emphasis we place on our Visiting Nurse operations. Our Adult Day Health Services operations will help us maintain a level of diversification of reimbursement risk that we believe is appropriate.

Our Business Plan

Our future success depends on our ability to execute our business plan. Over the next three to five years we will try to accomplish the following:

o Generate meaningful same store sales growth through the focused provision of high quality services and attending to the needs of our patients;

o Expand the significance of our Visiting Nurse, Medicare-based, home health services by selectively acquiring other quality providers; and

o Expand our capital base through both earnings performance and by seeking additional capital investments in our Company.

Based on our business plan, we expect our Visiting Nurse revenues to grow from under one-third of total revenues to about one-half of total revenues sometime in the next three to five years.

Overview of Our Services

Visiting Nurse Services

Our Visiting Nurse services consist primarily of the provision of skilled in-home medical services to patients in need of short-term recuperative health care. A majority of our patients receive this care immediately following a period of hospitalization or care in another type of in-patient facility. We operate eight (8) Medicare-certified home health agencies with a total of nineteen (19) locations. In the year ended December 31, 2003, approximately 90% of our visiting nurse segment revenues were derived from the Federal Medicare program.

Our Visiting Nurse segment, which uses the trade name "CaretendersTM", provides a comprehensive range of Medicare-certified home health nursing services. We also receive payment from Medicaid and private insurance companies. Our professional staff includes registered nurses, licensed practical nurses, physical, speech and occupational therapists, and medical social workers. They monitor medical treatment plans prescribed by physicians. Our professional staff is subject to state licensing requirements in the particular states in which they practice. Para-professional staff, primarily home health aides, also provide care to these patients.

Adult Day Health Services

Our adult day health centers, also referred to as "Adult Day Care" centers, provide professional, high quality adult day health services to disabled or frail adults who require some care or supervision, but who do not require intensive medical attention and/or wish not to live in a nursing home or other inpatient institution. Our average center has capacity for over 60 guests per day. Some of our centers operate seven days a week. We also provide transportation services to and from our centers. We believe we are either the largest or second largest provider in the country when measured in terms of adult day care center revenues and days of patient care.

Our adult day health centers offer a range of therapeutic and medical services designed to promote the independence of our participants and provide respite to their families and caregivers. Our on-site staff nurses administer medications and give attention to medical care. We also provide (i) a light breakfast, a hot lunch, and an afternoon snack; (ii) highly structured, individualized and creative activity programs which include recreation, education, field trips, sports, crafts, music and group conversations; and (iii) family counseling for our participants. We currently operate twenty-two (22) adult day care centers.

In addition to services provided in our adult day care facilities, some adult day health services, referred to as "Personal Care", are also provided in our patients' homes. These services (generally provided by para-professional staff such as home health aides) are very similar in nature to the care provided in our facilities. This diversified service offering allows the patient and/or his or her family the flexibility to select the venue (or combination of venues) of care that is appropriate for them. Many Almost Family, Inc. adult day health patients receive care both at home and in our facilities. We currently operate nineteen (19) personal care locations.

As of December 31, 2003, we provided services through operating units in the following locations:

                                         Visiting Nurse             Adult Day              Personal Care
       Locations                            Branches               Care Centers              Branches
       ---------------------------   -----------------------  -----------------------  ----------------------
       Kentucky:
         Louisville                                       1                        2                       1
         Lebanon Junction                                 1                        -                       -
         Lexington                                        1                        1                       1
         Elizabethtown                                    1                        1                       -
         Owensboro                                        1                        1                       1
         Northern KY (metro                               1                        1                       -
          Cincinnati)
         Bardstown                                        -                        1                       -
         Frankfort                                        1                        -                       -
       Indiana:
         Evansville                                       1                        -                       1
       Ohio:
         Cincinnati                                       -                        1                       1
         Columbus                                         -                        1                       1
         Cleveland                                        -                        -                       3
       Massachusetts:
         Boston                                           1                        -                       -
       Connecticut:
         Stamford                                         -                        -                       1
         Middlebury/Waterbury                             -                        1                       -
         Danbury                                          -                        1                       1
         West Haven                                       -                        -                       1
         Bridgeport                                       -                        -                       1
       Maryland:
         Baltimore area                                   -                        9                       -
       Alabama:
         Birmingham                                       -                        -                       1
       Florida:
         Fort Lauderdale                                  1                        -                       1
         Port St. Lucie                                   1                        -                       -
         Vero Beach                                       1                        -                       -
         West Palm Beach                                  1                        1                       1
         Fort Myers                                       1                        1                       1
         Sarasota                                         1                        -                       1
         Port Charlotte                                   1                        -                       -
         Naples                                           1                        -                       1
                                     -----------------------  -----------------------  ----------------------
       Total                                             17                       22                      19
                                     =======================  =======================  ======================

Compensation for Services

We are compensated for our services by (i) Medicare (Visiting Nurse only), (ii) Medicaid (iii) other third party payors (e.g. insurance companies and other sources), and (iv) private pay (paid by personal funds).

The rates of reimbursement we receive from Medicare, Medicaid and Other Government programs are generally dictated by those programs. In determining charge rates for goods and services provided to our other customers, we evaluate several factors including cost and market competition. We sometimes negotiate contract rates with third party providers such as insurance companies.

Our reliance on government sponsored reimbursement programs makes us vulnerable to possible legislative and administrative regulations and budget cut-backs that could adversely affect the number of persons eligible for such programs, the amount of allowed reimbursements or other aspects of the program, any of which could materially affect us. In addition, loss of certification or qualification under Medicare or Medicaid programs could materially affect our ability to effectively market our services.

The following table sets forth our revenues derived from each major class of payor during the indicated periods (by percentage of net revenues):

                                                   Year Ended         Year Ended December         Nine Months Ended
       Payor Group                              December 31, 2003          31, 2002               December 31, 2001
       --------------------------------------- --------------------- ----------------------  ----------------------------

       Medicare                                       30.5%                  29.7%                      29.2%
       Medicaid and other Government
         Programs                                     51.4%                  48.8%                      51.5%
       Insurance and private pay                      18.1%                  21.5%                      19.3%


Historical changes in payment sources are primarily a result of the impact of changes in the types of customers we attract.

Our business plan calls for us to increase our payor mix to about 50% Medicare over the next three to five years with a corresponding decrease in the percentage of revenue derived from Medicaid and Other Government Programs.

As shown above, approximately 51% of our 2003 revenues were derived from state Medicaid and other government programs, virtually all of which are currently facing significant budget issues. The Medicaid programs in each of the states in which we operate are taking actions or evaluating taking actions to reduce Medicaid expenditures. Among these actions are the following:
         o Redefining eligibility standards for Medicaid coverage
         o Redefining coverage criteria for home and community based care services
         o Slowing payments to providers by increasing the minimum time in which payments are made o Limiting reimbursement rate increases
         o Changing regulations under which providers must operate
The actions being taken and/or being considered are in response to declines in state tax revenues due to the slowing of the US economy. We believe that these financial issues are cyclical in nature rather than indicative of the long-term prospect for Medicaid funding of health care services. It is possible however, that the actions taken by the state Medicaid programs in the future could have a significant unfavorable impact on our results of operations, financial condition and liquidity.

See "Government Regulation" and "Cautionary Statements - Forward Outlook and Risks". We will monitor the effects of such items and may consider modifications to our expansion and development strategy when and if necessary.

Acquisitions

Over the next three to five years we will actively seek to acquire quality providers of Medicare-certified home health services like our current Visiting Nurse segment operations. We may consider acquisitions of businesses that provide health care services similar to those we currently offer in our ADHS segment but we expect most of our acquisition activity to be focused on Visiting Nurse operations.

Factors which may affect future acquisition decisions include the quality and potential profitability of the business under consideration, and our profitability and ability to finance the transaction.

In July 2002, we completed the acquisition of the business and assets of Medlink of Ohio (Medlink). Medlink is a provider of in-home personal care services with branch operations in Cleveland and Akron, Ohio. The acquired operations give us significant market presence in the northeast Ohio area, and are included in our Adult Day Health Services Segment. The purchase price of this acquisition was approximately $3.2 million, $2.9 million of which was funded from our bank credit facility. The balance was financed with a three-year note payable to the seller.

The following table summarizes the approximate fair values of the assets acquired and liabilities assumed at the date of the Medlink acquisition (rounded to nearest thousands):

         Accounts receivable                          $    698,000
         Property and equipment                             35,000
         Goodwill                                        2,552,000
                                                      ----------------
           Assets acquired                               3,285,000
         Liabilities assumed                               (39,000)
                                                      ----------------
         Net assets acquired                          $  3,246,000
                                                      ================

Our unaudited pro forma consolidated results of operations as if this acquisition had been made at the beginning of 2001 are as follows:
                                            Year Ended December 31,
                                    ------------------ -- -------------------
                                           2002                  2001
                                    ------------------    -------------------
Revenues                            $     89,260,078      $      85,282,640
Net Income                                 1,624,350              4,016,577
Earnings per share:
   Basic                            $           0.67      $            1.52
   Diluted                          $           0.60      $            1.31

During 1998, we completed transactions to acquire two personal care and two visiting nurse operations. These operations added to our market presence in Florida and Connecticut. During each of the years ended March 31, 1999, 2000 and 2001 we acquired one adult day care center. No pro forma financial information has been provided as the acquisitions, individually and in the aggregate, were not significant compared to our existing operations.

Competition, Marketing and Customers

The visiting nurse industry is highly competitive and fragmented. Competitors include larger publicly held companies such as Gentiva (NasdaqNM:GTIV) and Amedisys (NasdaqNM:AMED) numerous privately held multi-site home care companies, privately held single-site agencies and a significant number of hospital-based agencies. In some locations, county health departments operate home health agencies. Competition for customers at the local market level is very fragmented and market specific. Generally each local market has its own competitive profile and no one competitor has significant market share across all our markets. The Federal Centers for Medicare and Medicaid Services (CMS, formerly HCFA) estimates total national annual Medicare home health spending of approximately $11 billion. To our best knowledge, no individual provider has more than 2% market share.

We believe the primary competitive factors are quality of service and reputation among referral sources. However, competitors are increasingly focusing attention on providing alternative site health care services. We market our services through our site managers and marketing staff. These individuals contact referral sources in their areas to market our services. Major referral sources include: physicians, hospital discharge planners, Offices on Aging, social workers, and group living facilities. We also utilize consumer-direct sales, marketing and advertising programs designed to attract customers.

The adult day health services industry is likewise highly competitive but fragmented. Competitors include: other adult day health centers, ancillary programs provided by nursing homes and hospitals, other government-financed facilities, assisted living and retirement communities, home health providers and senior adult associations. We compete by offering a high quality of care and by helping families identify and access solutions for care. Adult day health services' competitive advantages include member activity programs, superior facilities and transportation services.

Government Regulation

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

We expect government officials to continue to review and assess alternative health care delivery systems and payment methodologies. Changes in the law or new interpretations of existing laws may have a dramatic effect on the definition of permissible or impermissible activities, the relative cost of doing business, and the methods and amounts of payments for medical care by both governmental and other payors. We expect legislative changes to "balance the budget" and slow the annual rate of growth of Medicare and Medicaid to continue. Such future changes may further impact reimbursement for our services. There can be no assurance that future legislation or regulatory changes will not have a material adverse effect on our operations.

Medicare Rates

A Medicare rate decrease of approximately 5.3% went into effect October 1, 2002. If the rate cut had been in effect for the entire year ended December 31, 2002, our revenues would have been lower by approximately $718,000. A Medicare rate increase of approximately 2.2% went into effect for our Visiting Nurse operations on October 1, 2003. Additionally, under existing law and regulation, Medicare rates will change April 1, 2004 and each January 1 thereafter, based on a statutory formula the intent of which is to cause reimbursement rates to reflect changes in the costs of providing services. We currently expect the impact of the April 1, 2004 rate change to be insignificant.

Refer to the "Cautionary Statements - Forward Outlook and Risks" below, the "Notes to the Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.

Medicare Adult Day Care Demonstration Project

The Medicare Prescription Drug Bill of 2003 established a demonstration project (the Project) which will allow Medicare Home Health beneficiaries to elect to receive a portion of their home health plan of care in a licensed or certified medical adult day care center. The Project is intended to demonstrate whether the integration of adult day care services into home health care plans of treatment will result in better patient outcomes at a lower cost to the program. We will seek to be an active participant in this demonstration project.

Permits and Licensure

Many states require companies providing certain health care services to be licensed as home health agencies or adult day care centers. In addition, certain health care practitioners employed by us require state licensure and/or registration and must comply with laws and regulations governing standards of practice. The failure to obtain, renew or maintain any of the required regulatory approvals or licenses could adversely affect our business. We believe we are currently licensed appropriately where required by the laws of the states in which we operate. There can be no assurance that either the states or the Federal government will not impose additional regulations upon our activities which might adversely affect our results of operations, financial condition, or liquidity.

Certificates of Need

Certain states require companies providing health care services to obtain a certificate of need issued by a state health-planning agency. Where required by law, we have obtained certificates of need from those states. There can be no assurance that we will be able to obtain any certificates of need which may be required in the future if we expand the scope of our services or if state laws change to impose additional certificate of need requirements, and any attempt to obtain additional certificates of need will cause us to incur certain expenses.

Other Regulations

A series of laws and regulations dating back to the Omnibus Budget Reconciliation Act of 1987 ("OBRA 1987") and through the Medicare Prescription Drug Bill of 2003 have been enacted and apply to us. Changes in applicable laws and regulations have occurred from time to time since OBRA 1987 including reimbursement reductions and changes to payment rules. Changes are also expected to occur continuously for the foreseeable future.

As a provider of services under Medicare and Medicaid programs, we are subject to the Medicare and Medicaid anti-kickback statute, also known as the "fraud and abuse law." This law prohibits any bribe, kickback, rebate or remuneration of any kind in return for, or as an inducement for, the referral of Medicare or Medicaid patients. We may also be affected by the Federal physician self-referral prohibition, known as the "Stark" law, which, with certain exceptions, prohibits physicians from referring patients to entities in which they have a financial interest. Many states in which we operate have adopted similar self-referral laws, as well as laws that prohibit certain direct or indirect payments or fee-splitting arrangements between health care providers, if such arrangements are designed to induce or to encourage the referral of patients to a particular provider.

Health care is an area of extensive and dynamic regulatory change. Changes in laws or regulations or new interpretations of existing laws or regulations can have a dramatic effect on our permissible activities, the relative costs associated with our doing business, and the amount and availability of reimbursement we receive from government and third-party payors. Furthermore, we will be required to comply with applicable regulations in each new state in which we desire to provide services.

As a result of the Health Insurance Portability and Accountability Act of 1996 and other legislative and administrative initiatives, Federal and state enforcement efforts against the health care industry have increased dramatically, subjecting all health care providers to increased risk of scrutiny and increased compliance costs.

We are subject to routine and periodic surveys and audits by various governmental agencies. We believe that we are in material compliance with applicable laws. However, we are unable to predict what additional government regulations, if any, affecting our business may be enacted in the future, how existing or future laws and regulations might be interpreted or whether we will be able to comply with such laws and regulations either in the markets in which we presently conduct, or wish to commence, business.

Health Insurance Portability and Accountability Act (HIPAA)

The Health Insurance Portability and Accountability Act (HIPAA) was enacted by the Federal government on August 12, 1996, and requires organizations to adhere to certain standards to protect data integrity, confidentiality and availability. HIPAA also mandates, among other things, that the Department of Health and Human Services adopt standards for the exchange of electronic health information in an effort to encourage overall administrative simplification and enhance the effectiveness and efficiency of the health care industry. We implemented changes in our operations to comply with the privacy aspects of HIPAA and we believe we are in compliance. We do not expect the cost of complying with privacy standards to have a material effect on our results of operations or financial position. We are in the process of implementing changes in our operations to comply with the electronic transaction and code sets aspects of HIPAA and we anticipate that we will be able to fully and timely comply with those requirements. Independent of HIPAA requirements, we have been developing new information systems with improved functionality to facilitate improved billing and collection activities, reduced administrative costs and improved decision support information. We have incorporated the HIPAA mandated electronic transaction and code sets into the design of this new software.

Regulations with regard to the security components of HIPAA have only recently been published. Those regulations are required to be implemented by April 2005. We cannot at this time estimate the cost of compliance with the security regulations.

Insurance Programs and Costs

We bear significant insurance risk under our large-deductible automobile and workers' compensation insurance programs and our self-insured employee health program. Under our automobile insurance program, we bear risk up to $100,000 per incident. Under our workers' compensation insurance program, we bear risk up to $250,000 per incident. We purchase stop-loss insurance for our employee health plan that places a specific limit, generally $150,000, on our exposure for any individual covered life.

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against us by various claimants. The claims are in various stages of processing and some may ultimately be brought to trial. We also know of incidents that have occurred through December 31, 2003 that may result in the assertion of additional claims. We carry insurance coverage for this exposure; however our deductible per claim increased from $5,000 to $25,000 effective July 1, 2001 and to $250,000 effective April 1, 2003.

We record estimated liabilities for our insurance programs based on information provided by the third-party plan administrators, historical claims experience, the life cycle of claims, expected costs of claims incurred but not paid, and expected costs to settle unpaid claims. We monitor our estimated insurance-related liabilities on a quarterly basis. As facts change, it may become necessary to make adjustments that could be material to our results of operations and financial condition.

We believe that our present insurance coverage is adequate. However, due to insurance market conditions, we expect to bear significant cost increases and higher deductibles upon renewal on April 1, 2004. We are currently contemplating alternatives including potentially accepting additional self-insurance risk in lieu of higher premium costs.

Employees and Labor Relations

As of December 31, 2003 we had approximately 3,500 employees. None of our employees are represented by a labor organization. We believe our relationship with our employees is satisfactory.

Change in Fiscal Year End

In September 2001, we changed our fiscal year end from March 31 to December 31 effective December 31, 2001. The accompanying financial statements included herein present information for the year ended December 31, 2003, the year ended December 31, 2002, and the nine months ended December 31, 2001 pursuant to the Securities Exchange Act of 1934.

Restatement of Financial Statements

We reported in our Form 10-K for the nine months ended December 2001, that as a result of accounting errors, we restated our previously issued financial statements for the fiscal years ended March 31, 2001 and March 31, 2000, and our previously issued financial results for the quarterly periods in those fiscal years and the quarterly periods ended June 30 and September 30, 2001. Our previously reported net income was reduced by approximately $934,000 or $0.28 per diluted share in the year ended March 31, 2001 and $363,000 or $0.12 per diluted share in the year ended March 31, 2000. In the quarter ended March 31, 2002, we recorded approximately $816,000 (pre-tax) related to the cost of conducting our investigation into this matter, consisting primarily of professional fees. It is possible that we could incur additional costs related to the investigation in future periods.

Discontinued Operations and Decision to Retain Visiting Nurse Operations

As part of a formal plan of separation, in November 1999 we sold our product operations (consisting of infusion therapy and respiratory and medical equipment businesses) to Lincare Holdings, Inc. in an asset sale for $14.5 million. We also announced that we would pursue available strategic alternatives to complete the separation of our Visiting Nurse operations. We used the proceeds from the sale to repay obligations outstanding under our bank line of credit. As a result of the operational separations, we recorded a one-time net of tax charge of approximately $5 million or ($1.60 per share) in 1999. That charge reduced the book value of these operations to their expected net realizable value, provided for losses on fulfilling certain obligations and close-down costs, and included the estimated future operating results of the Visiting Nurse operations prior to separation. As a result of those actions, we accounted for our Visiting Nurse operations as discontinued operations in our financial statements for periods reported from September 1999 through June 2001.

We incurred losses operating this division prior to the implementation of Medicare's Prospective Payment System (PPS) in October 2000 and made substantial payments for the release of certain lease obligations and for other costs. During that same time-frame we closed 3 of our then 11 operating Visiting Nurse agencies. We continued to operate the remaining 8 agencies located in Kentucky
(4), Florida (3) and Massachusetts.

On September 14, 2001, our Board of Directors voted to terminate our previously adopted plan of disposition for our Visiting Nurse operations. This decision followed a period of extensive analysis and evaluation of numerous alternatives for the business unit. In the Board's judgment, given the significant external and internal changes that had taken place with regard to the future prospects of our Visiting Nurse segment, retaining the Visiting Nurse segment was the best option available to maximize shareholder value. As a result of our Board of Directors' decision, we terminated the use of discontinued operations accounting treatment for the Visiting Nurse segment. Visiting Nurse segment results are now reported as an on-going part of our continuing operations for all periods presented.

As a result of the decision to retain our Visiting Nurse segment, we recorded, in the nine-months ended December 31, 2001, a one-time after-tax gain of approximately $1.1 million, or $0.37 per diluted share, resulting from the reversal of the remainder of accounting reserves we originally recorded at the time we adopted discontinued operations accounting treatment for this segment.

During the year ended December 31, 2003, we recorded in income from discontinued operations a one-time reduction in estimated tax liabilities of approximately $854,000 or $0.34 per diluted share, due to the expiration of various statutory limitations pertaining to the tax year (1999) in which we sold our product operations.

Cautionary Statements - Forward Outlook and Risks

Information provided herein by us contains, and from time to time we may disseminate material and make statements which may contain, "forward-looking" information, as that term is defined by the Private Securities Litigation Reform Act of 1995 (the "Act"). These cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of "safe harbor" provisions of the Act. We caution investors that any forward-looking statements made by us are not guarantees of future performance, and that our actual results may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to, the following:

a) Visiting Nurse Operations Medicare Reimbursement Rates
Medicare reimbursement is subject to frequent change. A Medicare rate decrease of approximately 5.3% went into effect October 1, 2002. If the rate cut had been in effect for the entire year ended December 31, 2002, our revenues would have been lower by approximately $718,000 in that year. A Medicare rate increase of approximately 2.2% went into effect for Visiting Nurse services on October 1, 2003.

Under existing law and regulation, our Medicare rates will change April 1, 2004 and each January 1 thereafter, based on a statutory formula the intent of which is to cause reimbursement rates to reflect changes in the costs of providing services. We currently expect the April 1, 2004 rate change to be insignificant. There can be no assurance that Medicare laws, regulations and reimbursement rates will not be changed in an adverse way in the future.

b) Our Ability to Grow Same Store Sales
An important part of our success is dependent upon our ability to generate same store sales growth. We compete with numerous well-established competitors which have substantially greater financial resources than us. Competitors are increasingly focusing attention on providing alternative site health care services, specifically on adult day health services. Such increasing competition may adversely affect revenues and profitability of our operations. While we believe, based on current facts and circumstances, that we will be able to do so, we may not be able to generate the targeted sales growth.

c) Acquisitions
We seek to establish and increase market share through acquisitions in existing and new markets, particularly in our Visiting Nurse segment. We evaluate potential acquisition candidates that will complement or expand our current services. In attempting to make acquisitions, we compete with other providers, some of which have greater financial resources than us. We currently believe that acquisition candidates meeting the criteria of our acquisition strategy will continue to be identified in the future and certain of these candidates will be acquired by us. However, there can be no assurance that suitable acquisitions will continue to be identified or that acquisitions can be consummated on acceptable terms. See separate Cautionary Statement regarding financing.

d) Financing
Our ability to pursue our strategic plan is dependent upon our ability to obtain financing on satisfactory terms and conditions. If we are unable to obtain satisfactory financing it would have an adverse impact on our liquidity and our ability to execute our development plans. We are subject to certain restrictive covenants under our bank financing arrangement. There can be no assurance that we will remain in compliance with these covenants in future periods.

e) Regulation and Reform
Legislative proposals are continually introduced or proposed in Congress and in state legislatures that would effect major changes in the health care system, either nationally or at the state level. However, we cannot predict whether any of the proposals will be adopted, and if adopted, no assurance can be given that the implementation of such reforms will not have a material impact on our operations.

f) Medicaid Concentration, Including Kentucky Budget and Regulation Changes
We have a significant dependence on state Medicaid reimbursement programs. For the year ended December 31, 2003, approximately 13.5%, 12.0%, 11.7%, 5.9%, 3.2%,
2.8% and 2.1% of our revenues were generated from Medicaid reimbursement programs in the states of Maryland, Ohio, Kentucky, Connecticut, Florida, Massachusetts and Indiana, respectively.

Approximately 51% of our revenues are from state Medicaid and Other Government programs, virtually all of which are currently facing significant budget issues. The Medicaid programs in each of the states in which we operate are taking actions or evaluating taking actions to reduce Medicaid expenditures. Among these actions are the following:
         o Redefining eligibility standards for Medicaid coverage
         o Redefining coverage criteria for home and community based care services
         o Slowing payments to providers by increasing the minimum time in which payments are made
         o Limiting reimbursement rate increases
         o Changing regulations under which providers must operate
The actions being taken and/or being considered are in response to declines in state tax revenues due to the slowing of the US economy. We believe that these financial issues are cyclical in nature rather than indicative of the long-term prospect for Medicaid funding of health care services. It is possible that the actions taken by the state Medicaid programs in the future could have a significant unfavorable impact on our results of operations, financial condition and liquidity.

g) Insurance
We derive substantial portions of our revenues from third-party payors, including government reimbursement programs such as Medicare, Medicaid and non-government sources such as commercial insurance companies, HMOs, PPOs and contract services. These payors continuously seek ways to limit payments to health care providers. There can be no assurance that payments under these programs will be sufficient to cover the costs of providing patients care. We cannot predict whether and what additional proposals or cost containment measures will be adopted or, if adopted, what effect, if any, such proposals might have on our operations.

h) Insurance
We believe our present insurance coverage is adequate. However, there can be no assurance that such insurance will be available, or, if available, that such insurance will be either adequate to cover our liabilities or available at affordable rates. In addition, increasing insurance costs, and the increasing unwillingness of insurance companies to insure against certain types of losses, raise some questions as to whether we will be able to obtain or continue our present insurance coverage. The inability to obtain adequate insurance coverage at affordable rates, or a loss of existing coverage, could have a material effect on us. We are exposed to insurance risk under our automobile, workers' compensation and medical self-insurance programs. Accordingly, our future operating costs are subject to changes in these programs.

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against us by various claimants. The claims are in various stages of processing and some may ultimately be brought to trial. We also know of incidents that have occurred through December 31, 2003 that may result in the assertion of additional claims. We carry insurance coverage for this exposure; however our deductible per claim increased from $5,000 to $25,000 effective July 1, 2001 and to $250,000 effective April 1, 2003.

We record estimated liabilities for our insurance programs based on information provided by the third-party plan administrators, historical claims experience, the life cycle of claims, expected costs of claims incurred but not paid, and expected costs to settle unpaid claims. We monitor our estimated insurance-related liabilities on a quarterly basis. As facts change, it may become necessary to make adjustments that could be material to our results of operations and financial condition.

i) Inclement Weather
We provide our services to individuals in home and community settings. Due to our geographic concentrations, severe weather such as snow and hurricanes may hinder our ability to provide our services and can impact our operating results, particularly in Maryland and the New England states.

j) Revenues Subject to Adjustment
The Company is paid for its services primarily by Federal and state third-party reimbursement programs, commercial insurance companies, and patients. Revenues are recorded at established rates in the period during which the services are rendered. Appropriate allowances to give recognition to third party payment arrangements are recorded when the services are rendered.

Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation. It is common for issues to arise related to: 1) the determination of cost-reimbursed revenues, 2) medical coding, particularly with respect to Medicare, 3) patient eligibility, particularly related to Medicaid, and 4) other reasons unrelated to credit risk, all of which may result in adjustments to recorded revenue amounts. Management continuously evaluates the potential for revenue adjustments and when appropriate provides allowances for losses based upon the best available information. There is at least a reasonable possibility that recorded estimates could change by material amounts in the near term.

Website Access to Our Reports

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on our website at www.almost-family.com as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

Also, copies of our annual report will be made available, free of charge, upon written request.

ITEM 2.   PROPERTIES

Our executive offices are located in Louisville, Kentucky in approximately 25,000 square feet of space leased from an unaffiliated party.

We have 44 real estate leases ranging from approximately 200 to 24,000 square feet of space in their respective locations. See "Item 1. Business - Operating Segments" and Note 9 to our audited consolidated financial statements. We believe that our facilities are adequate to meet our current needs, and that additional or substitute facilities will be available if needed.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, we are subject to claims and suits arising in the ordinary course of our business, including claims for damages for personal injuries. In our opinion the ultimate resolution of any of these pending claims and legal proceedings will not have a material effect on our financial position or results of operations.

Franklin Litigation
On January 26, 1994 Franklin Capital Associates L.P. (Franklin), Aetna Life and Casualty Company and Aetna Casualty and Surety Company shareholders, who at one time held approximately 320,000 shares of our common stock (approximately 13% of shares outstanding), filed suit in Chancery Court of Williamson County, Tennessee claiming unspecified damages not to exceed three million dollars in connection with registration rights they received in our acquisition of certain home health operations in February 1991. The 1994 suit alleged that we failed to use our best efforts to register the shares held by the plaintiffs as required by the merger agreement. We settled with both Aetna parties shortly before the case went to trial in February 2000. In mid-trial Franklin voluntarily withdrew its complaint reserving its legal rights to bring a new suit as allowed under Tennessee law. In April 2000, Franklin re-filed its lawsuit. The second trial took place in February 2003. In April 2003 the court issued a ruling in favor of the plaintiffs awarding damages of $984,970. We believe the Court erred both in its finding of liability and in its determination of the amount of damages. We are seeking appellate review of the lower court decision. As a part of the appeal, we were required to post cash of $1,154,241 in an escrow account with the Tennessee Courts in lieu of a supersedeas appeal bond until the appeal court issues a review order. This cash is reflected as "Cash held in escrow" in the accompanying balance sheet and will remain in escrow until the matter reaches its ultimate resolution.

Based on the advice of our legal counsel, we believe that the damage award by the lower court does not create a "probable" loss as set forth in Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies." Accordingly, no provision for the damages award has been recorded in the accompanying financial statements. Should the facts and circumstances change in the future to the extent that such a loss appears probable, we would record a provision at that time.

Based on the advice of our legal counsel, we believe we have strong grounds for appealing the trial court's decision and we intend to vigorously pursue our appeal. We can give no assurance that we will be successful in our appeal.

Kentucky Transportation Litigation
Prior to July 1, 2002, the Commonwealth of Kentucky managed its Medicaid transportation program internally. Effective July 1, 2002 the Commonwealth contracted with an independent broker (the Broker) for the management of the program in the Louisville KY area. The Broker then contracted with us, among others, for the provision of transportation services to Medicaid beneficiaries. Our services pursuant to the contract were limited to transportation of Medicaid beneficiaries who also attended our in-center adult day care programs. The Broker almost immediately began to encounter significant financial difficulties and paid us for only a small portion of the amounts due for services rendered. On October 22, 2002, three of the Broker's other contracted providers filed a motion with the US Bankruptcy Court to liquidate the Broker under Chapter 7 of the Federal Bankruptcy Code. On November 25, 2002, the Broker voluntarily chose to convert their bankruptcy status to a Chapter 11, voluntary reorganization.

In May 2003, along with a group of other affected providers, we filed suit against the Commonwealth in Franklin Circuit Court seeking payment directly from the Commonwealth. The Commonwealth objected to the lawsuit on the basis of sovereign immunity and filed a motion to dismiss the lawsuit. In July 2003, a hearing on the motion to dismiss was held and at the judge's request written briefs were filed before the judge would make a decision. In August 2003, the motion to dismiss was granted and after discussion with legal counsel, an appeal of this decision was made to the Kentucky Court of Appeals. As of December 31, 2003 and December 31, 2002, the Broker owed us approximately $535,000, which amount is included in accounts receivable, net on the accompanying balance sheets. Although we currently believe we will be successful in ultimately collecting the amounts currently due us under this arrangement, there can be no assurance that such amounts will in fact be collected. Should it become evident in the future that a material amount will not be collectible, we will, at that time, record an additional provision for uncollectible accounts.

Our loan agreement executed with our lender in March 2004 provides that the loss of either or both of the above litigation cases will be excluded from our financial results for purposes of calculating borrowing availability or financial covenant compliance.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal 2003.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ SmallCap System. The stock is traded under the symbol "AFAM" (formerly CTND). Set forth below are the high and low sale prices for the common stock for the periods indicated reported by NASDAQ:

Closing Common Stock Prices
   Quarter Ended:                     High                     Low
   --------------                     ----                     ---
   June 30, 2000                     $3.00                    $2.19
   September 30, 2000                $4.28                    $2.19
   December 31, 2000                 $5.25                    $3.47
   March 31, 2001                    $6.13                    $3.50
   June 30, 2001                     $7.75                    $5.77
   September 30, 2001               $11.00                    $7.90
   December 31, 2001                $16.30                    $9.20
   March 31, 2002                   $16.42                    $9.20
   June 30, 2002                    $11.75                    $9.79
   September 30, 2002               $11.63                    $7.15
   December 31, 2002                 $7.47                    $4.75
   March 31, 2003                    $7.26                    $4.08
   June 30, 2003                     $7.80                    $4.36
   September 30, 2003                $8.60                    $7.55
   December 31, 2003                 $9.46                    $7.70

On March 23, 2004, the last reported sale price for the Common Stock reported by NASDAQ was $8.12 and there were approximately 477 holders of record of our Common Stock. No cash dividends have been paid by us during the periods indicated above. We do not presently intend to pay dividends on our common stock and will retain our earnings for future operations and the growth of our business.

Equity Compensation Plans

The information required by this part of Item 5 is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 24, 2004 appearing under the caption "Executive Compensation Plan Table" of such Proxy Statement.

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

                                                           Consolidated Selected Financial Information
                                                                    Year Ended      Nine Months
                                  Year Ended        Year Ended     December 31,        Ended      Year Ended March   Year Ended
  (Dollar amounts in 000's       December 31,      December 31,        2001         December 31,         31,         March 31,
   except per share data)            2003              2002         (unaudited)        2001            2001             2000
                                -------------------------------------------------- ------------------------------------------------
Results of operations data:
  Net revenues                  $       86,899   $       85,770   $       79,306   $     59,754   $       75,455    $     79,343
  Income (loss) from:
    Continuing operations       $        1,266   $        1,345   $        2,674   $      2,241   $          541    $     (3,391)
    Discontinued operations                854                -            1,087          1,087              737          (1,715)
                                -------------------------------------------------- ------------------------------------------------
        Net income (loss)       $        2,120   $        1,345   $        3,761   $      3,328   $        1,278    $     (5,106)
                                ================================================== ================================================
Per share:
  Basic:
    Number of shares                     2,295            2,416            2,646          2,478            3,146           3,124
    Income (loss) from:
      Continuing operations     $         0.55   $         0.56   $         1.01   $       0.90   $         0.17    $      (1.08)
      Discontinued operations             0.37                -             0.41           0.44             0.23           (0.55)
                                -------------------------------------------------- ------------------------------------------------
        Net income (loss)       $         0.92   $         0.56   $         1.42   $       1.34   $         0.40    $      (1.63)
                                ================================================== ================================================
  Diluted:
    Number of shares                     2,539            2,720            3,077          2,909            3,307           3,124
    Income (loss) from:
      Continuing operations     $         0.50   $         0.49   $         0.87   $       0.77   $         0.16    $      (1.08)
      Discontinued operations             0.34                -             0.35           0.37             0.22           (0.55)
                                -------------------------------------------------- ------------------------------------------------
        Net income (loss)       $         0.84   $         0.49   $         1.22   $       1.14   $         0.38    $      (1.63)
                                ================================================== ================================================

                                           December2003     December       December         March           March
     Balance sheet data as of:                                2002           2001            2001           2000
                                           -------------- --------------- -------------- --------------- --------------
     Working capital                       $ 9,753        $     10,466    $      11,963  $      9,741    $     5,511
     Total assets                                33,041         36,800           35,877        33,984         28,392
     Long-term liabilities                       12,694         17,071           14,847        13,482          4,777
     Total liabilities                           20,777         26,696           25,495        26,726         17,603
     Stockholders' equity                        12,264         10,104           10,381         7,258         10,790


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW

We currently operate in two reportable business segments: Visiting Nurses and Adult Day Health Services (ADHS). We present financial information for our two operating segments in Note 12 to our consolidated financial statements.

Our Visiting Nurse segment provides skilled medical services in patients' homes largely to enable recipients to reduce or avoid periods of hospitalization and/or nursing home care. Approximately 90% of our Visiting Nurse segment revenues are generated from the Medicare program, which is the Federal government's health insurance program covering most US citizens over age 65. Our Medicare revenues are generated on a per episode basis rather than a fee per visit or day of care.

Our ADHS segment is made up of our ADC in-center operations and in-home personal care operations (also referred to as "personal care"), both of which predominantly provide long-term health care and custodial services that enable recipients to avoid nursing home admission. Sources of reimbursement, reimbursement rates per day and contribution margins from our ADC and personal care operations are substantially alike. A majority of our revenues in the ADHS segment are derived from Medicaid programs which are funded and administered by states in conjunction with Federal oversight. Medicaid programs generally provide health insurance coverage to low income aged and/or disabled persons.

As we move forward in the execution of our business plan, we may change the way in which we are organized and operate.

Our View on Reimbursement and Diversification of Risk
Our Company is highly dependent on government reimbursement programs which pay for the majority of the services we provide to our patients. Reimbursement under these programs, primarily Medicare and Medicaid, is subject to frequent changes as policy makers balance their own needs to meet the health care needs of constituents while also meeting their fiscal objectives.

We believe that an important key to our historical success and to our future success is our ability to adapt our operations to meet changes in reimbursement as they occur. One important way in which we have achieved this adaptability in the past, and in which we plan to achieve it in the future, is to maintain some level of diversification in our business mix.

The execution of our business plan will increase the emphasis we place on our Visiting Nurse operations. Our Adult Day Health Services operations will help us maintain a level of diversification of reimbursement risk that we believe is appropriate.

Our Business Plan
Our future success depends on our ability to execute our business plan. Over the next three to five years we will try to accomplish the following:

o Generate meaningful same store sales growth through the focused provision of high quality services and attending to the needs of our patients;

o Expand the significance of our Visiting Nurse, Medicare-based, home health services by selectively acquiring other quality providers; and

o Expand our capital base through both earnings performance and by seeking additional capital investments in our Company.

Based on our business plan, we expect our Visiting Nurse revenues to grow from under one-third of total revenues to about one-half of total revenues sometime in the next three to five years.

Critical Accounting Policies

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. When more than one accounting principle, or the method of its application, is generally accepted, we select the principle or method that is appropriate in the specific circumstances. Application of these accounting principles requires us to make estimates about the future resolution of existing uncertainties; as a result, actual results could differ from these estimates. In preparing these financial statements, we have made our best estimates and judgments of the amounts and disclosures included in the financial statements, giving due regard to materiality.

Receivables and Revenue Recognition
We recognize revenues when patient services are provided. Our receivables and revenues are stated at amounts estimated by us to be their net realizable values. The Company is paid for its services primarily by Federal and state third-party reimbursement programs, commercial insurance companies, and patients. Revenues are recorded at established rates in the period during which the services are rendered. Appropriate allowances to give recognition to third party payment arrangements are recorded when the services are rendered.

Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation. It is common for issues to arise related to: 1) the determination of cost-reimbursed revenues, 2) medical coding, particularly with respect to Medicare, 3) patient eligibility, particularly related to Medicaid, and 4) other reasons unrelated to credit risk, all of which may result in adjustments to recorded revenue amounts. Management continuously evaluates the potential for revenue adjustments and when appropriate provides allowances for losses based upon the best available information. There is at least a reasonable possibility that recorded estimates could change by material amounts in the near term.

Allowance for Doubtful Accounts
We evaluate the collectibility of our accounts receivable based on certain factors, such as payor types, historical collection trends and aging categories. We calculate our reserve for bad debts based on the length of time that the receivables are past due. The percentage applied to the receivable balances in the various aging categories is based on historical collection experience.

Insurance Programs
We bear significant insurance risk under our large-deductible automobile and workers' compensation insurance programs and our self-insured employee health program. Under our automobile insurance program, we bear risk up to $100,000 per incident. Under our workers' compensation insurance program, we bear risk up to $250,000 per incident. We purchase stop-loss insurance for our employee health plan that places a specific limit, generally $150,000, on our exposure for any individual covered life.

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against us by various claimants. The claims are in various stages of processing and some may ultimately be brought to trial. We also know of incidents that have occurred through December 31, 2003 that may result in the assertion of additional claims. We carry insurance coverage for this exposure; however, our deductible per claim increased from $5,000 to $25,000 effective July 1, 2001 and to $250,000 effective April 1, 2003.

We record estimated liabilities for our insurance programs based on information provided by the third-party plan administrators, historical claims experience, the life cycle of claims, expected costs of claims incurred but not paid, and expected costs to settle unpaid claims. We monitor our estimated insurance-related liabilities on a quarterly basis. As facts change, it may become necessary to make adjustments that could be material to our results of operations and financial condition.

We believe that our present insurance coverage is adequate. However, due to insurance market conditions, we expect to bear significant cost increases and higher deductibles upon renewal on April 1, 2004. We are currently contemplating alternatives including potentially accepting additional self-insurance risk in lieu of higher premium costs.

Impairment of Property, Equipment and Intangible Assets
We evaluate our property and equipment and intangible assets on a periodic basis to determine if facts and circumstances suggest that the assets may be impaired or the estimated useful life of the assets may need to be changed. We consider internal and external factors of the individual facility or asset, including changes in the regulatory environment, changes in national health care trends, current period cash flow loss combined with a history of cash flow losses and local market developments. If these factors and the projected undiscounted cash flow of the facility or asset over the asset's remaining life indicate that the carrying value of the asset will not be recovered, the carrying value will be adjusted to its fair value if it is lower. There were no impairment charges recorded during the year ended December 31, 2003; however, if the projections or our assumptions change in the future, we may be required to record impairment charges not previously recorded for our assets.

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" (SFAS 141) and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). These statements established new accounting and reporting standards for business combinations and associated goodwill and intangible assets. SFAS 141 eliminated the pooling of interest method of accounting and amortization of goodwill for business combinations initiated after June 30, 2001. SFAS 142, effective January 1, 2002, requires that goodwill and intangible assets with indefinite useful lives can no longer be amortized, but instead must be tested for impairment at least annually. We completed the required initial test for impairment upon adoption in 2002 and concluded that no impairment exists. In addition, we completed the required annual tests for impairment in 2003 and 2002 and concluded that no impairment exists.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 142). This statement supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and the accounting and reporting provisions for APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. We adopted SFAS 144 on January 1, 2002, and there was no effect on our financial position and results of operations.

Accounting for Income Taxes
As of December 31, 2003, we have net deferred tax assets of approximately $802,000. The net deferred tax asset is composed of approximately $863,000 of long-term deferred tax assets and $61,000 of long-term deferred tax liabilities. We have provided a valuation allowance against certain net deferred tax assets based upon our estimation of realizability of those assets through future taxable income. This valuation was based in large part on our history of generating operating income or losses in individual tax locales and expectations for the future. Our ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, competitive pressures on revenues and margins and legislation and regulation at all levels of government. We have considered the above factors in reaching our conclusion that it is more likely than not that future taxable income will be sufficient to fully utilize the net deferred tax assets (net of the valuation allowance) as of December 31, 2003. However, there can be no assurances that we will meet our expectations of future taxable income.

During the year ended December 31, 2003, we recorded in income from discontinued operations, a one-time reduction in estimated tax liabilities of approximately $854,000 or $0.34 per diluted share, due to the expiration of various statutory limitations pertaining to the tax year 1999 in which we sold our product operations.

Seasonality
Visiting Nurse Segment
Our Visiting Nurse segment operations located in Florida normally experience higher admissions during the March quarter than in the other quarters due to seasonal population fluctuations.

ADHS Segment
Our ADHS segment normally experiences seasonality in its operating results. Specifically, the quarters ended December and March typically generate lower operating income than the quarters ended June and September as the holiday season and winter weather tend to temporarily lower ADC in-center attendance, particularly in Maryland and Connecticut.

RESULTS OF OPERATIONS

Continuing Operations
Year Ended December 31, 2003 Compared with Year Ended December 31, 2002

                                                                 Year Ended
                                      ------------------------------ ----------------------------- ---------------------------
              Consolidated                    December 2003                 December 2002                      Change
              ------------
                                      ------------------------------ ----------------------------- ---------------------------
                                                 Amount           %            Amount           %           Amount          %
                                                             Rev                           Rev
                                      -------------------- --------- ------------------- --------- ---------------- ----------

     Net revenues:
       VN                             $       29,375,519    33.8%           $ 28,799,296   33.6%   $    576,223          2.0%
       ADHS                                   57,523,646    66.2%             56,970,241   66.4%        553,405          1.0%
                                      --------------------           -------------------           ----------------
                                      $       86,899,165   100.0%    $        85,769,537  100.0%   $  1,129,628          1.3%
                                      ====================           ===================           ================
     Operating income:
       VN                             $        3,215,975    11.0%    $         3,828,551   13.3%   $   (612,576)       -16.0%
       ADHS                                    1,758,149     3.1%              2,227,442    3.9%       (469,293)       -21.1%
                                      --------------------            ------------------           ----------------
                                               4,974,124     5.7%              6,055,993    7.1%     (1,081,869)       -17.9%
     Unallocated corporate expense             2,272,593     2.6%              3,109,675    3.6%       (837,082)       -26.9%
                                      --------------------            ------------------           ----------------
                                               2,701,531     3.1%              2,946,318               (244,787)        -8.3%

     Facility losses                             123,785     0.1%                      -      -         123,785            NM
     Interest expense                            661,019     0.8%                813,555    1.0%       (152,536)       -18.7%
     Income taxes                                650,676     0.7%                787,850    0.9%       (137,174)       -17.4%
                                      --------------------           -------------------           ----------------
Income from continuing operations      $       1,266,051     1.5%    $         1,344,913    1.6%  $     (78,862)        -5.9%
                                      ====================           ===================           ================

NM=Not Meaningful

Our net revenues for the year ended December 31, 2003 grew approximately $1.1 million or 1.3% over the year ended December 31, 2002 despite the impact of Medicare rate cuts as described in the Visiting Nurse segment discussion below. Our Visiting Nurse segment revenues grew primarily due to increased patient volumes of about 7%. Our acquisition of Medlink OH accounted for approximately $4.3 million of revenue growth in ADHS. A variety of other factors led to ADHS revenue decreases, the most significant factor being the impact of spending reductions in the Kentucky Medicaid program, as described in the ADHS segment discussion below. Operating income before unallocated corporate expense decreased from the same period last year primarily as a result of the Visiting Nurse Medicare rate cut and spending reductions in the Kentucky Medicaid program in ADHS. Unallocated corporate expenses in 2002 included approximately $816,000, consisting primarily of professional fees, related to the cost of conducting our investigation into the restatement of our financial statements as disclosed in our Form 10-K for the nine months ended December 31, 2001. It is possible that additional costs related to the investigation may be incurred in future periods. Interest expense in 2003 was lower than in 2002 as a result of lower interest rates and lower average borrowings.

In the year ending December 2003 we closed adult day care centers located in Frankfort KY, Evansville IN, and Lanham MD. In December 2002, we closed adult day care centers located in Seymour CT, Mentor OH, and Miami FL. Those centers generated after-tax operating losses of approximately $206,000 ($0.08 per diluted share) and $198,000 ($0.07 per diluted share) in the years ended December 31, 2003 and 2002, respectively. The closing of these centers had a total property loss of $19,296. The remaining property losses resulted primarily from the sale of our building in Ft. Myers, FL for a net loss of $13,362 and a leasehold improvement loss of $91,127 related to the relocation of our Owensboro ADC center.

Our effective income tax rate for continuing operations was approximately 34% of income before income taxes for 2003 as compared to an effective income tax rate of approximately 37% for 2002. The lower tax rate in 2003 is primarily a result of changes in the distribution of taxable income and losses in the various state and local jurisdictions in which we operate.

Visiting Nurse Segment-Year Ended December 31, 2003 and 2002
Our Visiting Nurse segment provides skilled medical services in patients' homes to enable recipients to reduce or avoid periods of hospitalization and/or nursing home care. Approximately 90% of the Visiting Nurse segment revenues come from the Medicare program and are generated on a per episode basis rather than a daily fee basis as in ADHS. In addition to our focus on operating income from the Visiting Nurse segment, we also measure this segment's performance in terms of admissions, patient months of care, revenue per patient month and cost of services per patient month.

                                                                                                         Year Ended
                                           ---------------------------- ---------------------------- --------------------------
                                                  December 2003                December 2002                  Change
                                           ---------------------------- ---------------------------- --------------------------
                                             Amount          % Rev            Amount         % Rev     Amount            %
                                           ---------------- ----------- ------------------- -------- ---------------- ---------

Net revenues                               $    29,375,519       100.0% $     28,799,296     100.0%  $     576,223        2.0%
Cost of services                                22,613,870        76.9%       21,221,242      73.7%      1,392,628        6.6%
General and administrative                       2,114,782         7.2%        2,149,384       7.5%        (34,602)      -1.6%
Depreciation and
  Amortization                                     860,478         2.9%          884,608       3.1%        (24,130)      -2.7%
Uncollectible accounts                             570,414         1.9%          715,511       2.5%       (145,097)     -20.3%
                                           ----------------             -------------------          ----------------
Operating income                           $     3,215,975         11.0% $     3,828,551      13.3%  $    (612,576)     -16.0%
                                           ================             ===================          ================

Admissions                                           9,481                         8,895                       586        6.6%
Patient months of care                              24,493                        22,865                     1,628        7.1%
Revenue per patient month                  $         1,199               $         1,260              $        (61)      -4.8%
Cost of services per patient month         $           923               $           928              $         (5)      -0.5%


We received a Medicare rate decrease of approximately 5.3% which went into effect October 1, 2002, thus reducing revenue per patient month. Had that rate cut gone into effect on January 1, 2002 revenues for 2002 would have been lower by approximately $718,000. Additionally, effective April 1, 2003, our Medicare rates for patients served in rural areas were reduced which lowered revenues by approximately $264,000 for the year ended December 31, 2003. In October 2003 Medicare rates were increased by 2.2%. Despite the net effective rate cuts, our Visiting Nurse revenues grew by a net $576,223 or 2.0% on admission and patient month growth of 6.6% and 7.1%, respectively. We had the same number of agencies in operation in both periods.

Under existing law and regulation, Medicare rates will change April 1, 2004 and each January 1 thereafter, based on a statutory formula the intent of which is to cause reimbursement rates to reflect changes in the costs of providing services. We currently expect the impact of the April 1, 2004 rate change to be insignificant.

Our cost of services as a percentage of revenue was higher in 2003 than 2002 primarily due to the Medicare rate cut. Cost of services per patient month decreased slightly less than 1% as higher patient volume offset increases in professional nursing costs. Our decrease in revenue per patient month resulted primarily from the reimbursement changes described above.

Adult Day Health Services (ADHS) Segment-Year Ended December 31, 2003 and 2002 Our ADHS segment is made up of our ADC in-center operations and in-home personal care operations, both of which predominantly provide long-term health care and custodial services that enable patients to avoid nursing home admission. Our sources of reimbursement, reimbursement rates per day and contribution margins from our ADC and our in-home personal care operations are substantially alike. In addition to our focus on operating income from the ADHS segment, we also measure this segment's performance in terms of admissions, patient months of care, revenue per patient day and ADC center occupancy levels.

                                                             Year Ended
                                ----------------------------- -------------------------------- ----------------------------------
                                       December 2003                   December 2002                        Change
                                ----------------------------- -------------------------------- ----------------------------------
                                                       %                                %
                                      Amount          Rev            Amount            Rev             Amount              %
                                ------------------- --------- ---------------------- --------- ----------------------- ----------

Net revenues                    $      57,523,646     100.0%  $          56,970,241    100.0%  $            553,405         1.0%
Cost of services                       49,941,544      86.8%             49,368,310     86.7%               573,234         1.2%
General and  administrative             3,416,790       5.9%              3,299,153      5.8%               117,637         3.6%
Depreciation and
  amortization                          1,366,913       2.4%              1,130,099      2.0%               236,814        21.0%
Uncollectible accounts                  1,040,250       1.8%                945,237      1.7%                95,013        10.1%
                                -------------------           ----------------------           -----------------------
  Operating income              $       1,758,149       3.1%  $           2,227,442      3.9%  $           (469,293)      -21.1%
                                ===================           ======================           =======================

Admissions                                  3,627                             3,982                            (355)       -8.9%
Patients months of care                    60,644                            60,810                            (166)       -0.3%
Patient days of care                      803,128                           785,577                           17,551        2.2%

Revenue per patient day         $           71.62             $               72.52            $              (0.90)       -1.2%

ADC in-center
  Avg. weekday attendance                   1,244                             1,304                             (60)       -4.6%
  Avg. center capacity                      1,664                             1,791                            (127)       -7.1%
  Average occupancy                         74.8%                             72.8%                             2.0%        2.7%


Our ADHS revenues increased 1.0% to $57.5 million in 2003 from $57.0 million in 2002 Our mid-2002 acquisition of Medlink Ohio, an in-home personal care operation, increased our revenues approximately $4,342,000. ADHS revenues excluding the Medlink acquisition: 1) decreased approximately $2,451,000 due to lower sales volumes in Kentucky adult day centers and personal care operations primarily due to Kentucky Medicaid program cut-backs, 2) decreased approximately $1,756,000 due to the closure of certain adult day centers and one personal care operation, and 3) increased approximately $418,000 primarily due to higher sales volumes in the non-Kentucky operations. Average revenue per day of care declined slightly due primarily to mix changes. Occupancy in the adult day care centers was 74.8% of capacity in 2003 as compared to 72.8% in 2002.

Our cost of services and general and administrative expenses as a percent of revenues was essentially unchanged. Depreciation and amortization increased due to the addition of new guest transportation vans and investments in information technology.

In the year ending December 2003 we closed adult day care centers located in Frankfort KY, Evansville IN, and Lanham MD. In December 2002, we closed adult day care centers located in Seymour CT, Mentor OH, and Miami FL. These centers generated after-tax operating losses of approximately $193,000 ($0.08 per diluted share) and $198,000 ($0.07 per diluted share) in the years ended December 31, 2003 and 2002, respectively.


Year Ended December 31, 2002 Compared with Unaudited Year Ended December 31, 2001 and the Nine Months Ended December 31,
2001

                                                                        Year Ended
                         ------------------------ ------------------------- -----------------------------------------------------
                                                          December 2001                                       Nine Months Ended
       Consolidated             December 2002              (unaudited)                  Change                  December 2001
                         ------------------------ ------------------------- --------------------------- --------------------------
                                Amount    % Rev         Amount       % Rev       Amount          %          Amount         %
                         -------------- --------- --------------- --------- ----------------- --------- --------------- ----------

      Net revenues:
       VN                $  28,799,296   33.6%    $   27,859,182   35.1%    $      940,114      3.4%     $   21,043,917  35.2%

       ADHS
                            56,970,241   66.4%        51,447,232   64.9%         5,523,009      10.7%       38,709,644   64.8%
                         --------------           ---------------           -----------------           ---------------
                         $  85,769,537  100.0%    $   79,306,414  100.0%    $    6,463,123       8.1%    $  59,753,561  100.0%
                         ==============           ===============           =================           ===============
     Operating income:
       VN                $   3,828,551   13.3%    $    3,774,342   13.6%    $       54,209       1.4%    $   3,190,514   15.2%
       ADHS                  2,227,442    3.9%         3,847,080    7.5%        (1,619,638)    -42.1%        2,928,096    7.6%
                         --------------           ---------------           -----------------           ---------------
                             6,055,993    7.1%         7,621,422    9.6%        (1,565,429)    -20.5%        6,118,610   10.2%
     Unallocated
     corporate expense       3,109,675    3.6%         2,045,057    2.6%         1,064,618      52.1%        1,542,712    2.6%
                         --------------           ---------------           -----------------           ---------------
                             2,946,318    3.4%         5,576,365    7.0%        (2,630,047)    -47.2%        4,575,898    7.7%

     Interest expense          813,555    1.0%           896,339    1.1%           (82,784)     -9.2%          712,003    1.2%

     Income taxes              787,850    0.9%         2,006,474    2.5%        (1,218,624)    -60.7%        1,622,831    2.7%
                         --------------           ---------------           -----------------           ---------------
Income from continuing
  operations             $   1,344,913    1.6%    $    2,673,552    3.4$    $   (1,328,639)    -49.7%    $   2,241,064    3.8%
                         ==============           ===============           =================           ===============


The commentary that follows explains the comparison of our results for the year ended December 31, 2002 to our unaudited results for the year ended December 31, 2001. The explanations set forth below consider the comparisons of our percentage of revenue information shown above for the year ended December 31, 2001 and the nine months ended December 31, 2001.

Our net revenues for the year ended December 31, 2002 grew $6.5 million or 8.1% over the year ended December 31, 2001. Our Visiting Nurse segment revenues grew primarily due to increased patient volumes. A Medicare rate decrease of approximately 5.3% went into effect October 1, 2002. As a result, our revenues for the year ended December 31, 2002 were approximately $348,000 lower than they would have been if the rate cut had not been enacted. Our acquisition of Medlink OH accounted for approximately $3.7 million of the revenue growth between periods with the balance of ADHS revenue growth coming primarily from our adult day care (ADC) in-center volume growth. Our operating income before unallocated corporate expense decreased from the same period last year primarily as a result of increased insurance costs and increased labor costs in both segments. We also incurred additional costs as a result of increased staffing for training, auditing, information systems and compliance programs. The Medlink acquisition added approximately $345,000 to our pre-tax income in the year ended December 31, 2002. Unallocated corporate expenses in 2002 included approximately $816,000, consisting primarily of professional fees, related to the cost of conducting our investigation into the restatement of our financial statements as disclosed in our Form 10-K for the nine months ended December 31, 2001. It is possible that additional costs related to the investigation may be incurred in future periods. Our interest expense in 2002 was lower than in 2001 primarily as a result of lower interest rates.

In December 2002, we closed adult day care centers located in Seymour CT, Mentor OH, and Miami FL. These centers generated after-tax operating losses of approximately $198,000 ($0.07 per diluted share) and $135,000 ($0.05 per diluted share) in the years ended December 31, 2002 and 2001, respectively.

Our effective income tax rate was approximately 37% of income before income taxes for 2002 as compared to an effective income tax rate of approximately 43% for 2001. The lower tax rate in 2002 is a result of changes in the distribution of taxable income and losses in the various state and local jurisdictions in which we operate.


Visiting Nurse Segment-Year Ended December 31, 2002 and 2001 (Unaudited) and the
Nine Months Ended March 31, 2001

                                                                                Year Ended
                                 -------------------------- ------------------------- ----------------------------------------------
                                                                 December 2001                                    Nine Months Ended
                                       December 2002              (unaudited)                 Change                December 2001
                                 -------------------------- ------------------------- ----------------------------------------------
                                   Amount         % Rev         Amount       % Rev      Amount          %       Amount             %
                                 --------------- ---------- --------------- --------- --------------- ------- ----------------- ----

 Net revenues                  $   28,799,296   100.0%  $   27,859,182    100.0%  $     940,114       3.4%  $   21,043,917    100.0%
  Cost of services                 21,221,242    73.7%      20,528,923     73.7%        692,318       3.4%      15,401,130     73.2%
  General and administrative        2,149,384     7.5%       2,210,303      7.9%        (60,919)      2.8%       1,436,452      6.8%
  Depreciation & amortization         884,608     3.1%         765,237      2.7%        119,371      15.6%         544,259      2.6%
  Uncollectible accounts              715,511     2.5%         580,376      2.1%        135,135      23.3%         471,562      2.2%
                              ---------------            ---------------           ---------------          ----------------
  Operating income (loss)     $     3,828,551      13.3% $   3,774,342     13.5%  $     (54,209)     -1.4%  $    3,190,514     15.2%
                              ===============            ===============           ===============          ================

  Admissions                           8,895                      8,289                      606      7.3%           6,068
  Patient months of care              22,865                     22,477                      389      1.7%          16,371
  Revenue per patient month   $        1,260             $        1,239            $          21      1.7%  $        1,285
 Cost of services per patient
    month                     $          928             $          913            $          15      1.6%  $          941

Our Visiting Nurse revenues increased 3.4% to $28.8 million in 2002 from $27.8 million in 2001. Our average revenue per patient month of care increased about 1.6% over the December 2001 period as a result of mix changes and the net effect of a 5% Medicare rate increase which went into effect October 2001 and a 5.3% rate decrease which went into effect October 1, 2002. Our costs of services, primarily labor and related costs, grew at approximately the same rate as our revenues. We incurred increased general and administrative and depreciation costs due to increased staffing, and our continued investment in information systems. We generated 7% more admissions in 2002 than in 2001 while our patient months of care increased about 2% due to a shorter average length of stay.

As a result, of the Medicare rate decrease of approximately 5.3% which went into effect October 1, 2002, our revenues for the year ended December 31, 2002 were approximately $348,000 lower than they would have been if the rate cut had not been enacted. If the rate cut had been in effect for the entire year ended December 31, 2002, our revenues would have been lower by approximately $718,000.

Effective July 1, 2002, the Commonwealth of Kentucky changed its reimbursement program for in-home health services (skilled). Prior to July 1, 2002, the services had been reimbursed on a cost-based system. Effective July 1, 2002 services are now reimbursed on a fee per unit of service basis at a rate lower than the historical reimbursement rates. The net effect of the reimbursement change was to lower our Visiting Nurse segment operating income by approximately $98,000 in the year ended December 31, 2002.

Adult Day Health Services Segment - Year Ended December 31, 2002 and 2001 (Unaudited) and the Nine Months Ended December 31, 2001

                                                                                 Year Ended
                                ------------------------ ---------------------------- ---------------------------------------------
                                                                December 2001                                     Nine Months Ended
                                     December 2002               (unaudited)                  Change                December 2001
                                ------------------------ ---------------------------- ------------------------ --------------------
                                                  %                            %                                               % Rev
                                   Amount        Rev          Amount          Rev        Amount         %          Amount
                                -------------- --------- ------------------ --------- -------------- --------- --------------- -----

Net revenues                    $   56,970,241   100.0%  $      51,447,232    100.0%  $   5,523,009     10.7%$   38,709,644   100.0%
Cost of services                    49,368,310    86.7%         43,812,778     85.2%      5,555,532     12.7%    32,739,103    84.6%
General and administrative           3,299,153     5.8%          2,511,118      4.9%        788,035     31.4%     1,978,221     5.1%
Depreciation and amortization        1,130,099     2.0%            718,101      1.4%        411,998     57.4%       647,029     1.7%
Uncollectible accounts                 945,237     1.7%            558,155      1.1%        387,082     69.4%       417,195     1.1%
                                --------------           ------------------           ---------------          ----------------
  Operating income              $    2,227,442     3.9%  $       3,847,080      7.5%  $  (1,619,638)   -42.1%$    2,928,096     7.6%
                                ==============           ==================           ===============          ================

Admissions                               3,982                       4,456                   (474)   -10.6%           3,364
Patients months of care                 60,810                      56,255                  4,555      8.1%          42,509
Patient days of care                   785,577                     712,621                 72,956     10.2%         538,918

Revenue per patient day         $        72.52           $           72.19          $        0.33      0.5%  $        71.83

ADC in-center
  Avg. weekday attendance                1,304                       1,228                     76      6.2%           1,244
  Avg. center capacity                   1,791                       1,685                    106      6.3%           1,689
  Average occupancy                      72.8%                       72.9%                   -0.1%                    73.7%

Our ADHS revenues increased 10.7% to $57.0 million in 2002 from $51.4 million in 2001. Our acquisition of Medlink Ohio, an in-home personal care operation, accounted for approximately $3.7 million of the increase. The remainder of the increase was generated predominantly from increased ADC in-center volumes. Our average revenue per day of care increased about 0.5% over the December 2001 period as a result of mix changes and higher reimbursement rates. Occupancy in our adult day care centers was 72.8% of capacity in 2002 and 72.9% of capacity in 2001. Our average capacity increased with the addition of new centers in Kentucky and Florida during 2001 which slightly more than offset the capacity closed. In December 2002, we closed centers located in Seymour CT, Mentor OH, and Miami FL. These centers generated pre-tax operating losses of approximately $313,000 and $224,000 in the years ended December 31, 2002 and 2001, respectively. As of December 31, 2002, our total system capacity was 1,791 guests per day.

Our cost of services as a percent of revenues increased to 86.7% in 2002 from 85.2% in 2001 primarily as a result of increased insurance costs and higher staffing costs in our adult day centers. Our general and administrative expenses increased significantly with the addition of staff support for training, auditing, information systems and compliance programs. Depreciation and amortization increased primarily due to our addition of new guest transportation vans and investments in information technology. We establish an allowance for uncollectible accounts based on our estimate of probable collection losses.

Effective July 1, 2002, the Commonwealth of Kentucky changed its reimbursement program for in-home personal care services (non-skilled). Prior to July 1, 2002, the services had been reimbursed on a cost-based system. From July 1, 2002 forward, services provided are reimbursed on a fee per unit of service basis at a rate lower than the historical reimbursement rates. We have implemented changes to our operations designed to reduce operating costs. As a result of the net effect of these reimbursement and cost changes, our ADHS segment operating income for the year ended December 31, 2002 was approximately $140,000 lower than it would have been if such changes had not taken place.

Liquidity and Capital Resources

Revolving Credit Facility. In March 2004, we renewed our $22.5 million credit facility with Bank One Kentucky NA. The renewed facility expires June 30, 2006. The credit facility bears interest at the bank's prime rate adjusted for a margin (ranging from -0.75% to -0.25%, currently -0.5%) dependent upon total leverage and is secured by substantially all assets and the stock of our subsidiaries. The weighted average interest rates in effect under the preceding facility were 4.1%, 5.0% and 7.3% for the year ended December 31, 2003, the year ended December 31, 2002 and the nine months ended December 31, 2001, respectively. The interest rate in effect at December 31, 2003 was 4.0%. We will pay a commitment fee of 0.25% per annum on the unused facility balance (0.5% on the preceding facility). Borrowings under both the preceding and the new facility are available equal to the greater of: a) a multiple of earnings before interest, taxes, depreciation and amortization (as defined) or b) an asset based formula, primarily based on accounts receivable. Borrowings under the facility may be used for working capital, capital expenditures, acquisitions, development and growth of the business and other corporate purposes.

As of December 31, 2003 the formula permitted approximately $16.8 million to be used, of which approximately $10.9 million was outstanding. Additionally, an irrevocable letter of credit totaling $3.5 million, was outstanding in connection with our self-insurance programs. Thus, a total of $14.4 million was either outstanding or committed as of December 31, 2003 while an additional $2.4 million was available for use. Our revolving credit facility is subject to various financial covenants. As of December 31, 2003, we were in compliance with the covenants. Under the most restrictive of our covenants, we are required to maintain minimum net worth of at least $10,500,000.

We believe that this facility will be sufficient to fund our operating needs for at least the next year. We will continue to evaluate additional capital, including possible debt and equity investments in us, to support a more rapid development of the business than would be possible with internal funds.

Stock and Warrant Redemption. In March 2001, we redeemed 748,501 shares of common stock and a warrant to purchase 200,000 shares of common stock (at an exercise price of $12.50 per share). Our cost of redemption totaled approximately $5.1 million. On August 19, 2002, we redeemed 210,100 shares of our common stock from a private investor at a total cost of approximately $1.5 million.

On-Going Stock Buy Back Program. In March 2001, following the Stock and Warrant Redemption discussed above, our Board of Directors authorized up to an additional $1 million to be used to acquire shares of our common stock. In April 2001, we initiated a stock repurchase plan in compliance with Rule 10b-18 of the Securities Exchange Act of 1934. This plan permits purchases to take place selectively from time to time in open market purchases through a broker or in privately negotiated transactions. During the nine months ending December 31, 2001 a total of 57,400 shares were repurchased under this program, a total of $516,678 was expended for an average acquisition cost of $9.00. During the year ended December 31, 2002 a total of 39,971 shares were repurchased for a total of $374,456 and an average acquisition cost of $9.37 per share. During the year ended December 31, 2003, a total of 9,400 shares were repurchased under this program, all of which were in open market purchases. A total of $65,896 was expended on these purchases for an average acquisition cost of $7.01 per share.

Cash Flows
Key elements to the Consolidated Statements of Cash Flows for the years ended December 31, 2003 and December 31, 2002 and nine months ended December 31, 2001 were:




Net Change in Cash and Cash Equivalents                            Year Ended              Year
---------------------------------------                           December 31,         Year Ended         Nine Months Ended
                                                                     2003           December 31, 2002     December 31, 2001
                                                             --------------------   -----------------   ---------------------
  Provided by (used in):
    Operating activities                                     $       5,754,455       $       5,006,854      $       1,173,330
    Investing activities                                            (1,974,849)             (5,669,491)            (2,088,473)
    Financing activities                                            (3,855,697)               (292,220)               345,943
                                                             --------------------    -------------------    --------------------
  Net decrease in cash and cash
    equivalents                                              $         (76,091)      $        (954,857)     $        (569,200)
                                                             ====================    ===================    ====================

Year Ended December 31, 2003
Net cash provided by operating activities resulted principally from our current period income, net of changes in accounts receivable, accounts payable and accrued expenses. Substantially all the decrease in accounts receivable resulted from Medicare cost report settlements. Days sales outstanding were approximately 64 and 73 at December 31, 2003 and 2002, respectively. The decrease in accounts payable and accrued liabilities resulted primarily from a lower liability under our self-insured employee health program. This lower liability resulted from a) an intentional acceleration of the claims payment process and b) lower employee participation due to an increase in required employee contributions. The decrease in other assets and liabilities is principally the result of the discontinuation and payout of the deferred compensation plan. Net cash used in investing activities resulted principally from improvements in our information systems and a cash bond of $1.1 million posted in a litigation appeal, partially offset by cash received from sale of assets. Net cash used in financing activities resulted primarily from repayments on our credit facility and payment of capital lease and debt obligations.

Year Ended December 31, 2002
Net cash provided by operating activities resulted principally from our current period income, net of changes in accounts receivable, accounts payable and accrued expenses. Substantially all the increase in accounts receivable resulted from revenue growth. Days sales outstanding were approximately 73 and 82 at December 31, 2002 and 2001, respectively. The decrease in accounts payable and accrued liabilities resulted primarily from a lower liability under our self-insured employee health program. This lower liability resulted from a) an intentional acceleration of the claims payment process and b) lower employee participation due to an increase in required employee contributions. Net cash used in investing activities resulted principally from amounts invested in the acquisition of Medlink Ohio, improvements in information systems and adult day health services expansion activities. Net cash used by financing activities resulted primarily from borrowings on our credit facility offset by payment of capital lease and debt obligations and repurchases of our common stock, net of proceeds from stock option exercises.

Nine Months Ended December 31, 2001
Net cash provided by operating activities resulted principally from our current period income, net of changes in accounts receivable, accounts payable and accrued expenses. Substantially all the increase in accounts receivable resulted from revenue growth. Days sales outstanding were approximately 81 at both December 31, 2001 and March 31, 2001. Substantially all the decrease in accounts payable and accrued liabilities resulted from the reversal of the remainder of accounting reserves originally recorded at the time discontinued operations accounting treatment was adopted for the Visiting Nurse segment which is included in the income from discontinued operations. Net cash used in investing activities resulted principally from amounts invested in adult day health services expansion activities and improvements in information systems. Net cash used by financing activities resulted primarily from borrowings on our credit facility, payment of capital lease and debt obligations, repurchases of our common stock, and proceeds from stock option exercises.

Contractual Obligations. The following table provides information about the payment dates of our contractual obligations at December 31, 2003, excluding current liabilities except for the current portion of long-term debt (amounts in thousands):

                                 2004          2005         2006         2007          2008       Thereafter      Total
                              ------------ ------------- ------------ ------------ -------------- ------------ -------------

Revolving credit facility     $        -   $         -   $    10,891  $         -  $           -           -   $   10,891
Capital lease obligations            303           291           291          291            260         117        1,553
Notes payable                         18           315             -            -              -           -          333
Operating leases                   2,989         2,315         1,617        1,210          1,012       1,029       10,172
                              ------------ ------------- ------------ ------------ -------------- ------------ -------------
Total                         $    3,310   $     2,921   $    12,799  $     1,501  $       1,272  $    1,146   $   22,949
                              ============ ============= ============ ============ ============== ============ =============


We believe that a certain amount of debt has an appropriate place in our overall capital structure and it is not our strategy to eliminate all debt financing. We believe that our cash flow from operations, and borrowing capacity on our bank credit facility will be sufficient to cover operating needs, future capital expenditure requirements and scheduled debt payments of miscellaneous small borrowing arrangements and capitalized leases. In addition, it is likely that we will pursue growth from acquisitions, partnerships and other ventures that would be funded from excess cash from operations, credit available under the bank credit agreement and other financing arrangements that are normally available in the marketplace.

Commitments and Contingencies
Letter of Credit. We have an outstanding letter of credit of $3.5 million at December 31, 2003, which benefits our third-party insurer/administrator for our automobile and workers' compensation self-insurance programs. The amount of such insurance program letter of credit is subject to negotiation annually upon renewal and may vary in the future based upon such negotiation, our historical claims experience and expected future claims. It is reasonable to expect that the amount of the letter of credit will increase in the future, however, we are unable to predict to what degree.

Acquisition Agreements. We currently have no obligations related to acquisition agreements. However, we periodically seek acquisition candidates and may reasonably be expected to enter into acquisitions in the future.

General and Professional Liability. Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against us by various claimants. The claims are in various stages of processing and some may ultimately be brought to trial. We also know of incidents that have occurred through December 31, 2003 that may result in the assertion of additional claims. We carry insurance coverage for this exposure; however our deductible per claim increased from $5,000 to $25,000 effective July 1, 2001 and to $250,000 effective April 1, 2003.

We record estimated liabilities for our insurance programs based on information provided by the third-party plan administrators, historical claims experience, the life cycle of claims, expected costs of claims incurred but not paid, and expected costs to settle unpaid claims. We monitor our estimated insurance-related liabilities on a quarterly basis. As facts change, it may become necessary to make adjustments that could be material to our results of operations and financial condition.

Other Litigation.

Franklin Litigation
On January 26, 1994 Franklin Capital Associates L.P. (Franklin), Aetna Life and Casualty Company and Aetna Casualty and Surety Company shareholders, who at one time held approximately 320,000 shares of our common stock (approximately 13% of shares outstanding), filed suit in Chancery Court of Williamson County, Tennessee claiming unspecified damages not to exceed three million dollars in connection with registration rights they received in our acquisition of certain home health operations in February 1991. The 1994 suit alleged that we failed to use our best efforts to register the shares held by the plaintiffs as required by the merger agreement. We settled with both Aetna parties shortly before the case went to trial in February 2000. In mid-trial Franklin voluntarily withdrew its complaint reserving its legal rights to bring a new suit as allowed under Tennessee law. In April 2000, Franklin re-filed its lawsuit. The second trial took place in February 2003. In April 2003 the court issued a ruling in favor of the plaintiffs awarding damages of $984,970. We believe the Court erred both in its finding of liability and in its determination of the amount of damages. We are seeking appellate review of the lower court decision. As a part of the appeal, we were required to post cash of $1,154,241 in an escrow account with the Tennessee Courts in lieu of a supersedeas appeal bond until the appeal court issues a review order. This cash is reflected as "Cash held in escrow" in the accompanying balance sheet and will remain in escrow until the matter reaches its ultimate resolution.

Based on the advice of our legal counsel, we believe that the damage award by the lower court does not create a "probable" loss as set forth in Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies." Accordingly, no provision for the damages award has been recorded in the accompanying financial statements. Should the facts and circumstances change in the future to the extent that such a loss appears probable, we would record a provision at that time.

Based on the advice of our legal counsel, we believe we have strong grounds for appealing the trial court's decision and we intend to vigorously pursue our appeal. We can give no assurance that we will be successful in our appeal.

Kentucky Transportation Litigation
Prior to July 1, 2002, the Commonwealth of Kentucky managed its Medicaid transportation program internally. Effective July 1, 2002 the Commonwealth contracted with an independent broker (the Broker) for the management of the program in the Louisville KY area. The Broker then contracted with us, among others, for the provision of transportation services to Medicaid beneficiaries. Our services pursuant to the contract were limited to transportation of Medicaid beneficiaries who also attended our in-center adult day care programs. The Broker almost immediately began to encounter significant financial difficulties and paid us for only a small portion of the amounts due for services rendered. On October 22, 2002, three of the Broker's other contracted providers filed a motion with the US Bankruptcy Court to liquidate the Broker under Chapter 7 of the Federal Bankruptcy Code. On November 25, 2002, the Broker voluntarily chose to convert their bankruptcy status to a Chapter 11, voluntary reorganization.

In May 2003, along with a group of other affected providers, we filed suit against the Commonwealth in Franklin Circuit Court seeking payment directly from the Commonwealth. The Commonwealth objected to the lawsuit on the basis of sovereign immunity and filed a motion to dismiss the lawsuit. In July 2003, a hearing on the motion to dismiss was held and at the judge's request written briefs were filed before the judge would make a decision. In August 2003, the motion to dismiss was granted and after discussion with legal counsel, an appeal of this decision was made to the Kentucky Court of Appeals. As of December 31, 2003 and December 31, 2002, the Broker owed us approximately $535,000, which amount is included in accounts receivable, net on the accompanying balance sheets. Although we currently believe we will be successful in ultimately collecting the amounts currently due us under this arrangement, there can be no assurance that such amounts will in fact be collected. Should it become evident in the future that a material amount will not be collectible, we will, at that time, record an additional provision for uncollectible accounts.

Our loan agreement executed with our lender in March 2004 provides that the loss of either or both of the above litigation cases will be excluded from our financial results for purposes of calculating borrowing availability or financial covenant compliance.

Medicaid Dependence
We have a significant dependence on state Medicaid reimbursement programs. For the year ended December 31, 2003, approximately 13.5%, 12.0%, 11.7%, 5.9%, 3.2%,
2.8% and 2.1% of our revenues were generated from Medicaid reimbursement programs in the states of Maryland, Ohio, Kentucky, Connecticut, Florida, Massachusetts and Indiana, respectively.

Approximately 51% of our revenues are from state Medicaid and other government programs, virtually all of which are currently facing significant budget issues. The Medicaid programs in each of the states in which we operate are taking actions or evaluating taking actions to reduce Medicaid expenditures. Among these actions are the following:
         o Redefining eligibility standards for Medicaid coverage
         o Redefining coverage criteria for home and community based care services
         o Slowing payments to providers by increasing the minimum time in which payments are made
         o Limiting reimbursement rate increases
         o Changing regulations under which providers must operate

The actions being taken and/or being considered are in response to declines in state tax revenues due to the slowing of the US economy. We believe that these financial issues are cyclical in nature rather than indicative of the long-term prospect for Medicaid funding of health care services. It is possible however, that the actions taken by the state Medicaid programs in the future could have a significant unfavorable impact on our results of operations, financial condition and liquidity.

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

Government officials can be expected to continue to review and assess alternative health care delivery systems and payment methodologies. Changes in the law or new interpretations of existing laws may have a dramatic effect on the definition of permissible or impermissible activities, the relative cost of doing business, and the methods and amounts of payments for medical care by both governmental and other payors. Legislative changes to "balance the budget" and slow the annual rate of growth of expenditures are expected to continue. Such future changes may further impact our reimbursement. There can be no assurance that future legislation or regulatory changes will not have a material adverse effect on our operations.

Federal and State legislative proposals continue to be introduced that would impose more limitations on payments to providers of health care services such as us. Many states have enacted, or are considering enacting, measures that are designed to reduce their Medicaid expenditures.

We cannot predict what additional government regulations may be enacted in the future affecting our business or how existing or future laws and regulations might be interpreted, or whether we will be able to comply with such laws and regulations in our existing or future markets.

Refer to the sections on "Reimbursement Changes and Cautionary Statements - Forward Outlook and Risks" in Part I, and the "Notes to the Consolidated Financial Statements" and elsewhere in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.

Health Insurance Portability and Accountability Act (HIPAA)
The Health Insurance Portability and Accountability Act (HIPAA) was enacted by the Federal government on August 12, 1996, and requires organizations to adhere to certain standards to protect data integrity, confidentiality and availability. HIPAA also mandates, among other things, that the Department of Health and Human Services adopt standards for the exchange of electronic health information in an effort to encourage overall administrative simplification and enhance the effectiveness and efficiency of the health care industry. We implemented changes in our operations to comply with the privacy aspects of HIPAA and we believe we are in compliance. The cost of complying with privacy standards is not expected to have a material effect on our results of operations or financial position. We are in the process of implementing changes in our operations to comply with the electronic transaction and code sets aspects of HIPAA and we anticipate that we will be able to fully and timely comply with those requirements. Independent of HIPAA requirements, we have been developing new information systems with improved functionality to facilitate improved billing and collection activities, reduced administrative costs and improved decision support information. We have incorporated the HIPAA mandated electronic transaction and code sets into the design of this new software.

Regulations with regard to the security components of HIPAA, have only recently been published. Those regulations are required to be implemented by April 2005. We cannot at this time estimate the cost of compliance with the security regulations.

Discontinued Operations
During the year ended December 31, 2003, we recorded in income from discontinued operations a one-time reduction in estimated tax liabilities of approximately $854,000 or $0.34 per diluted share, due to the expiration of various statutory limitations pertaining to the tax year 1999 in which we sold our product operations.

Impact of Inflation
We do not believe that inflation has had a material effect on income during the past several years.


ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Derivative Instruments

We do not use derivative instruments.

Market Risk of Financial Instruments

Our primary market risk exposure with regard to financial instruments is to changes in interest rates.

At December 31, 2003, a hypothetical 100 basis point increase in short-term interest rates would result in a reduction of approximately $109,000 in annual pre-tax earnings.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                                                      Nine Months        Year Ended
                                                                 Year Ended         Year Ended           Ended            December
                                                                  December         December 31,         December          31, 2001
                                                                  31, 2003             2002             31, 2001        (unaudited)
                                                              ----------------------------------------------------------------------

Net revenues                                                  $  86,899,165     $     85,769,537    $   59,753,561   $   79,306,414
Cost of services                                                 72,555,416           70,589,552        48,140,233       64,341,701
General and administrative expenses                               7,485,677            7,580,281         4,878,469        6,697,630
Cost of restatement                                                       -              815,794                 -                -
Depreciation and amortization expense                             2,545,877            2,176,844         1,270,204        1,552,187
Provision for uncollectible accounts                              1,610,664            1,660,748           888,757        1,138,531
                                                              ----------------  ------------------- ---------------- --------------
Income from continuing operations before other
  income (expense) and income taxes                               2,701,531            2,946,318         4,575,898        5,576,365
Other income (expense):
  Interest expense                                                 (661,019)            (813,555)         (712,003)        (896,339)
 Facility losses                                                   (123,785)                   -                 -                -
                                                              ----------------  ------------------- ---------------- --------------
Income from continuing operations before income taxes             1,916,727            2,132,763         3,863,895        4,680,026
Provision for income taxes                                          650,676              787,850         1,622,831        2,006,474
                                                              ----------------  ------------------- ---------------- --------------
  Income from continuing operations                               1,266,051            1,344,913         2,241,064        2,673,552

Income from discontinued operations
   Gain from reversal of  previously  recorded tax accrual in
   2003 and disposal  charge of $1,782,350  net of income taxes
   of $695,000 in 2001                                              854,146                    -         1,087,350        1,087,350
                                                              ----------------  ------------------- ---------------- --------------
    Net income                                                $   2,120,197     $      1,344,913    $    3,328,414   $    3,760,902
                                                              ================  =================== ================ ==============

Per share amounts-Basic:
   Average shares outstanding                                     2,294,771            2,416,224         2,478,000        2,646,177
Income from continuing operations                             $        0.55     $           0.56    $         0.90   $         1.01
Income from discontinued operations                                    0.37                   -               0.44             0.41
                                                              ----------------  ------------------- ---------------- --------------
    Net income                                                $        0.92     $           0.56    $         1.34   $         1.42
                                                              ================  =================== ================ ==============

Per share amounts-Diluted:
  Average shares outstanding                                      2,538,871            2,719,809         2,909,285        3,077,462
Income from continuing operations                             $        0.50     $           0.49    $         0.77   $         0.87
Income from discontinued operations                                    0.34                    -              0.37             0.35
                                                              ----------------  ------------------- ---------------- --------------
    Net income                                                $        0.84     $           0.49    $         1.14   $         1.22
                                                              ================  =================== ================ ==============










   The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                  ASSETS                                December 31, 2003      December 31, 2002
                                  ------
                                                                        ------------------------------------------
   CURRENT ASSETS:
      Cash and cash equivalents                                         $        897,443       $        973,534
      Accounts receivable - net                                               15,334,659             17,118,539
      Prepaid expenses and other current assets                                  740,228                602,759
      Deferred tax assets                                                        863,611              1,396,306
                                                                        -------------------    -------------------
            TOTAL CURRENT ASSETS                                              17,835,941             20,091,138

   CASH HELD IN ESCROW                                                         1,154,241                      -

   PROPERTY AND EQUIPMENT - NET                                                7,519,506              9,149,782

   GOODWILL                                                                    6,335,783              6,335,783

   DEFERRED TAX ASSETS                                                                 -                212,914

   OTHER ASSETS                                                                  195,589              1,010,406
                                                                        -------------------    -------------------
                                                                         $     33,041,060       $    36,800,023
                                                                        ===================    ===================

                   LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES:
      Accounts payable                                                   $     2,376,045       $     2,711,970
      Accrued liabilities                                                      5,481,130             6,560,330
      Current portion - capital leases and notes payable                         225,578               352,452
                                                                         ------------------    ------------------
                                                                               8,082,753             9,624,752
                                                                         ------------------    ------------------

   LONG-TERM LIABILITIES:
      Revolving credit facility                                               10,891,423            14,482,237
      Capital leases                                                           1,085,178               882,809
      Notes payable                                                              300,000               560,118
      Deferred tax liabilities                                                    61,328                     -
      Other liabilities                                                          356,032             1,146,023
                                                                         ------------------    ------------------
             TOTAL LONG-TERM LIABILITIES                                      12,693,961            17,071,187
                                                                         ------------------    ------------------
             TOTAL LIABILITIES                                                20,776,714            26,695,939
                                                                         ------------------    ------------------

   COMMITMENTS AND CONTINGENCIES

   STOCKHOLDERS' EQUITY:
        Common stock, par value $0.10; authorized 10,000,000 shares;
          3,394,874 and 3,369,674 issued, respectively                           339,490               336,970
        Treasury stock, at cost, 1,096,783 and 1,087,383 shares,
          respectively                                                        (7,772,048)           (7,706,152)
        Additional paid-in capital                                            26,439,304            26,335,863
        Accumulated deficit                                                   (6,742,400)           (8,862,597)
                                                                         ------------------    ------------------
             TOTAL STOCKHOLDERS' EQUITY                                       12,264,346            10,104,084
                                                                         ------------------    ------------------
                                                                         $    33,041,060       $    36,800,023
                                                                         ==================    ==================



   The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                                        Additional                          Total
                                      Common Stock               Treasury Stock          Paid-in        Accumulated    Stockholders'
                               --------------------------- ---------------------------
                                  Shares        Amount       Shares       Amount         Capital          Deficit           Equity
                               -------------  ------------ ----------- -------------- --------------- ----------------- ------------

Balance, March 31, 2001          3,289,974     $ 329,000     779,912  $ (5,266,919)   $ 25,731,726   $  (13,535,924)  $   7,257,883

Options Exercised                   27,900        2,790                                     77,973                           80,763
Repurchased Shares                                            57,400      (516,678)                                        (516,678)
Tax benefit from exercise of
  non-qualified stock options                                                              231,029                          231,029
Net Income                                                                                                3,328,414        3,328,414

                               -------------  ------------ ----------- -------------- --------------- ----------------- ------------
Balance, December 31, 2001       3,317,874      331,790       837,312    (5,783,597)     26,040,728     (10,207,510)     10,381,411

Options Exercised                   51,800        5,180                                     136,927                         142,107
Repurchased Shares                                            250,071    (1,922,555)                                     (1,922,555)
Tax benefit from exercise of
  non-qualified stock options                                                               158,208                         158,208
Net Income                                                                                                1,344,913       1,344,913

                               -------------  ------------ ----------- -------------- --------------- ----------------- ------------
Balance, December 31, 2002       3,369,674      336,970     1,087,383    (7,706,152)     26,335,863      (8,862,597)     10,104,084

Options Exercised                   25,200        2,520                                      73,630                          76,150
Repurchased Shares                                              9,400       (65,896)                                        (65,896)
Tax benefit from exercise of
  non-qualified stock options                                                                29,811                          29,811
Net Income                                                                                                2,120,197       2,120,197

                               -------------  ------------ ----------- -------------- --------------- ----------------- ------------
Balance, December 31, 2003       3,394,874    $ 339,490     1,096,783  $ (7,772,048)  $  26,439,304   $  (6,742,400)    $ 12,264,346
                               =============  ============ =========== ============== =============== ================= ============
























   The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                 Nine Months
                                                                            Year Ended          Year Ended          Ended
                                                                           December 31,        December 31,      December 31,
                                                                               2003                2002              2001
                                                                          ----------------   -----------------  ---------------
Cash flows from operating activities:
Net income                                                                $ 2,120,197       $   1,344,913      $   3,328,414
   Less income from discontinued operations                                   854,146                  -           1,087,350
                                                                          ----------------   -----------------  ---------------
Income from continuing operations                                           1,266,051           1,344,913          2,241,064
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
     Depreciation and amortization                                          2,545,877           2,176,844          1,270,204
     Provision for uncollectible accounts                                   1,610,664           1,660,748            888,757
     Loss on sale of assets                                                   123,785                   -                  -
     Deferred income taxes                                                    806,937             456,930          1,027,291
                                                                          ----------------   -----------------  ---------------
                                                                            6,353,314           5,639,435          5,427,316
     Change in certain net assets, net of the effects of acquisitions:
     (Increase) decrease in:
         Accounts receivable                                                  180,716            (183,865)        (2,060,042)
         Prepaid expenses and other current assets                           (273,235)            337,406           (144,372)
         Other assets                                                         814,817             214,141           (370,830)
     Increase (decrease) in:
         Accounts payable and accrued expenses                               (531,167)         (1,076,149)        (1,977,800)

         Other liabilities                                                   (789,990)             75,886            299,058
                                                                          ----------------   -----------------  ---------------
           Net cash provided by operating activities                        5,754,455           5,006,854           1,173,330
                                                                          ----------------   -----------------  ---------------

Cash flows from investing activities:
     Cash held in escrow                                                   (1,154,241)                  -                  -
     Capital expenditures                                                  (1,506,600)         (2,738,779)        (2,088,473)

     Cash received from sale of assets                                        685,992                   -                  -
     Acquisitions, net of cash acquired                                             -          (2,930,712)                 -

                                                                          ----------------   -----------------  ---------------
        Net cash used in investing activities                              (1,974,849)         (5,669,491)         (2,088,473)
                                                                          ----------------   -----------------  ---------------

Cash flows from financing activities:
     Net revolving credit facility borrowings (repayments)                 (3,590,814)          1,895,705             795,894
     Repurchase of common shares                                              (65,896)         (1,922,555)           (516,678)
     Proceeds from stock option exercises                                      76,150             142,107             311,792
     Principal payments on capital leases and notes payable                  (275,137)           (407,477)           (245,065)
                                                                          ----------------   -----------------  ---------------
        Net cash provided by (used in) financing activities                (3,855,697)           (292,220)            345,943
                                                                          ----------------   -----------------  ---------------
Net decrease in cash and cash equivalents                                     (76,091)           (954,857)           (569,200)
Cash and cash equivalents at beginning of period                              973,534            1,928,391          2,497,591
                                                                          ----------------   -----------------  ---------------
Cash and cash equivalents at end of period                                $   897,443        $    973,534       $   1,928,391
                                                                          ================   =================  ===============

Supplemental disclosures of cash flow information:
  Cash payment of interest, net of amounts capitalized                    $   703,000        $    822,000       $     653,000
  Cash payment of taxes                                                   $    42,000        $    465,000       $   1,412,000
Summary of non-cash investing activities:
  Capital expenditures financed under capital leases                      $   392,012        $    373,833       $     841,961
  Acquisition note payable                                                $         -        $    300,000       $          -



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

Uninsured deposits at December 31, 2003, and December 31, 2002 were approximately $897,000 and $973,000, respectively. These amounts have been deposited with national financial institutions.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives. The estimated useful lives of depreciable assets are as follows:
                                                             Estimated
                                                            Useful Life
                                                             In Years
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

GOODWILL

The goodwill acquired is stated at cost. Subsequent to its acquisitions, the Company evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company utilizes appropriate methods in measuring whether or not the goodwill is recoverable.

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" (SFAS 141) and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). These statements established new accounting and reporting standards for business combinations and associated goodwill and intangible assets. SFAS 141 eliminated the pooling of interest method of accounting and amortization of goodwill for business combinations initiated after June 30, 2001. SFAS 142, adopted by the Company January 1, 2002, requires that goodwill and intangible assets with indefinite useful lives can no longer be amortized, but instead must be tested for impairment at least annually. The Company completed the required initial test for impairment upon adoption in 2002 and concluded that no impairment exists. In addition, the Company has completed the required annual tests for impairment in 2003 and 2002 and concluded that no impairment exists. If the Company had accounted for its goodwill under SFAS No. 142 for all periods presented, the Company's net income and income per share would have been as follows:

                                                                                              Nine Months
                                                            Year Ended        Year Ended         Ended
                                                       December 31, 2003  December 31, 2002  December 31, 2001
                                                       -------------------------------------------------------

   Net income as reported                               $      2,120,197  $      1,344,913  $    3,328,414
   Add back:
     Goodwill amortization, net of tax                                 -                 -          65,540
                                                        -----------------------------------------------------
   Adjusted net income                                  $      2,120,197  $      1,344,913  $    3,393,954
                                                        =====================================================

   Basic earnings per share:
     Net income as reported                             $           0.92  $           0.56  $         1.34
     Add back:
       Goodwill amortization, net of tax                               -                 -            0.03
                                                        -----------------------------------------------------
   Adjusted net income                                  $           0.92  $           0.56  $         1.37
                                                        =====================================================

   Diluted earnings per share:
     Net income as reported                             $           0.84  $           0.49  $         1.14
     Add back:
       Goodwill amortization, net of tax                               -                 -            0.03
                                                        -----------------------------------------------------
   Adjusted net income                                  $           0.84  $           0.49  $         1.17
                                                        =====================================================

There were no changes in the Company's goodwill for the fiscal year ended December 31, 2003. Accumulated goodwill amortization at December 31, 2003 and 2002 was approximately $2 million. Goodwill acquired in 2002 amounted to $2,552,335 (see Note 11).

LONG-LIVED ASSETS

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement superceded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and the accounting and reporting provisions for APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The Company adopted SFAS No. 144 on January 1, 2002 and there was no effect on the financial position and results of operations of the Company during the years ended December 31, 2003 and 2002.

CAPITALIZATION POLICIES

Maintenance, repairs and minor replacements are charged to expense as incurred. Major renovations and replacements are capitalized to appropriate property and equipment accounts. Upon sale or retirement of property, the cost and related accumulated depreciation are eliminated from the accounts and the related gain or loss is recognized in income.

Construction costs incurred to ready a project for its intended use are capitalized for major development projects and are amortized over the lives of the related assets. Consistent with AICPA Statement of Position 98-1, the Company capitalizes the cost of internally generated computer software developed for the Company's own use. Software development costs of approximately $922,000, $1,381,000 and $911,000 were capitalized in the years ended December 31, 2003 and 2002 and the nine months ended December 31, 2001, respectively. Capitalized software costs for the year ended December 31, 2003 and 2002 included $19,821 and $26,520 of capitalized interest expense, respectively. Capitalized software development costs are amortized over a three-year period following the initial implementation of the software.

NET REVENUES

The Company is paid for its services primarily by Federal and state third-party reimbursement programs, commercial insurance companies, and patients. Revenues are recorded at established rates in the period during which the services are rendered. Appropriate allowances to give recognition to third party payment arrangements are recorded when the services are rendered.

Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation. It is common for issues to arise related to: 1) the determination of cost-reimbursed revenues, 2) medical coding, particularly with respect to Medicare, 3) patient eligibility, particularly related to Medicaid, and 4) other reasons unrelated to credit risk, all of which may result in adjustments to recorded revenue amounts. Management continuously evaluates the potential for revenue adjustments and when appropriate provides allowances for losses based upon the best available information. There is at least a reasonable possibility that recorded estimates could change by material amounts in the near term.

As shown below, approximately 51% of the Company's 2003 revenues were derived from state Medicaid and Other Government Programs, virtually all of which are currently facing significant budget issues. The Medicaid programs in each of the states in which the Company operates are taking actions or evaluating taking actions to reduce Medicaid expenditures. Among these actions are the following:
       o Redefining eligibility standards for Medicaid coverage
       o Redefining coverage criteria for home and community based care services
       o Slowing payments to providers by increasing the minimum time in which payments are made
       o Limiting reimbursement rate increases
       o Changing regulations under which providers must operate
The actions being taken and/or being considered are in response to declines in state tax revenues due to the slowing of the US economy. The Company believes that these financial issues are cyclical in nature rather than indicative of the long-term prospect for Medicaid funding of health care services. It is possible however, that the actions taken by the state Medicaid programs in the future could have a significant unfavorable impact on the Company's results of operations, financial condition and liquidity.

The following table sets forth the percent of the Company's revenues generated from Medicare, state Medicaid programs and other payors:

                                                           Year Ended         Year Ended December      Nine Months Ended
                                                       December 31, 2003            31, 2002           December 31, 2001
                                                      -----------------------  ---------------------  -----------------------

       Medicare                                                     30.5%           29.7%                    29.2%

        Medicaid & other government programs:
          Maryland                                                  13.5%           13.7%                    16.0%
          Ohio                                                      12.0%            5.3%                     3.7%
          Kentucky                                                  11.7%           17.0%                    17.1%
          Connecticut                                                5.9%            5.9%                     6.3%
          Florida                                                    3.2%            2.9%                     1.9%
          Massachusetts                                              2.8%            2.9%                     2.9%
          Indiana                                                    2.1%            1.1%                     3.6%
          Alabama                                                    0.2%              -                        -
                                                     -----------------------  ---------------------  -----------------------
          Subtotal                                                  51.4%           48.8%                    51.5%

          All other payers                                          18.1%           21.5%                    19.3%
                                                     -----------------------  ---------------------  -----------------------
           Total                                                   100.0%          100.0%                   100.0%
                                                     =======================  =====================  =======================

Concentrations in the Company's accounts receivable were as follows:


                                                         As of December 31, 2003              As of December 31, 2002
                                                -------------------------------------   ----------------------------------
                                                         Amount             Percent            Amount           Percent
                                                   -----------------------  -------------   -----------------  --------------
       Medicare                                  $         1,835,359           10.3%      $   4,845,084            24.9%
                                                 -----------------------  -------------   -----------------  --------------

       Medicaid & other government programs:               5,056,515           28.3%           5,211,503            26.8%
       Kentucky
       Ohio                                                2,002,294           11.2%           1,904,768             9.8%
       Connecticut                                         1,170,776            6.5%           1,125,538             5.8%
       Maryland                                              946,057            5.3%             847,290             4.4%
       Indiana                                               801,700            4.5%             984,321             5.1%
       Massachusetts                                         557,759            3.1%             677,862             3.5%
       Florida                                               285,963            1.6%             429,567             2.2%
                                                 -----------------------  -------------   -----------------  --------------
         Subtotal                                         10,821,064           60.5%          11,180,849            57.6%
       All other payers                                    5,218,086           29.2%           3,401,962            17.5%
                                                 -----------------------  -------------   -----------------  --------------
        Subtotal                                          17,874,509          100.0%          19,427,895           100.0%
       Allowance for uncollectible accounts               (2,539,850)                         (2,309,356)
                                                 -----------------------                  -----------------
                                                 $        15,334,659                      $   17,118,539
                                                 =======================                  =================

At December 31, 2003 and 2002, the Company had approximately $1,960,000 and $4,491,000 of net receivables outstanding specifically related to filed or estimated cost reports. Of these amounts, approximately $1,826,000 and $2,271,000, respectively, were due from the Kentucky Medicaid program.

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

NET INCOME PER SHARE

Net income per share is presented as a unit of basic shares outstanding and diluted shares outstanding. Diluted shares outstanding is computed based on the weighted average number of common shares and common equivalent shares outstanding. Common equivalent shares result from dilutive stock options. The following table is a reconciliation of basic to diluted shares used in the earnings per share calculation:

                                                                                                Nine Months
                                                            Year Ended         Year Ended         Ended
                                                        December 31, 2003  December 31, 2002  December 31, 2001
                                                        ------------------------------------------------------


  Basic weighted average outstanding shares                    2,294,771         2,416,224       2,478,000
   Add-common equivalent shares representing
     shares issuable upon  exercise of dilutive
     options                                                     244,100           303,585         431,285
                                                        -----------------------------------------------------
   Diluted weighted average number of shares at
     year end                                                  2,538,871         2,719,809       2,909,285
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

FINANCIAL STATEMENT RECLASSIFICATIONS

Certain amounts have been reclassified in the December 31, 2002 financial statements and related notes in order to conform to the 2003 presentation. Such reclassifications had no effect on previously reported net income.

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

STOCK-BASED COMPENSATION

The Company applies APB Opinion 25 and related interpretations in accounting for its stock option plans. In 1995, Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS No. 123) was issued and, if fully adopted, changes the method of recognition of costs on plans similar to the Company's. The Company adopted the disclosure-only provisions of SFAS No.
123. Accordingly, no compensation cost has been recognized for the Company's stock option grants since options granted have been at exercise prices at least equal to fair value of the Company's common stock at the grant date.

Had compensation cost for stock option grants been determined based upon the fair value at the grant date for the awards in the years ended December 31, 2003 and 2002 and the nine months ended December 31, 2001 consistent with the provisions of SFAS 123, the effect on net income and earnings per share would have been reduced to the following pro forma amounts:


                                            Year Ended December          Year Ended             Nine Months Ended
                                                  31, 2003            December 31, 2002         December 31, 2001
                                            ---------------------    --------------------     -----------------------
       Net income, as reported:              $         2,120,197      $         1,344,913      $           3,328,414
        Pro forma stock-based
         compensation expense, net of
         tax                                              41,808                   67,722                     60,959
                                            ---------------------    --------------------     -----------------------
       Pro forma net income                  $         2,078,389      $         1,277,191      $           3,267,455
                                            =====================    ====================     =======================

      Pro forma earnings per share:
        Basic                               $              0.91      $              0.53      $                1.32
        Diluted                             $              0.82      $              0.47      $                1.12


ADVERTISING COSTS

The Company expenses the costs of advertising as incurred. Advertising expense was $131,721, $146,218 and $193,280 for the year ended December 31, 2003, the year ended December 31, 2002 and the nine months ended December 31, 2001, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued Statement of Financial Accounting Standard No. 146, "Accounting for Costs Associated With Exit or Disposal Activities," (SFAS No. 146) which is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 nullifies EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. A commitment to an exit or disposal plan no longer will be sufficient basis for recording a liability for those activities. The Company has adopted SFAS No. 146 in 2003 with no immediate impact on the Company's financial condition or results of operations, however, should the Company have future exit or disposal activities, SFAS No.146 would apply to the accounting for those activities.

Discontinued operations and Decision to Retain VN Operations

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

During the year ended December 31, 2003, the Company recorded in income from discontinued operations a one-time reduction in estimated tax liabilities of approximately $854,000 or $0.34 per diluted share, due to the expiration of various statutory limitations pertaining to the tax year in which the Company sold its product operations in 1999.

Change in Fiscal Year End

In September 2001, the Company changed its fiscal year end from March 31 to December 31 effective December 31, 2001. Pursuant to the Securities Exchange Act of 1934, the accompanying audited financial statements included herein present information for the years ended December 31, 2003 and 2002, and the nine months ended December 31, 2001.

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

Health Insurance Portability and Accountability Act (HIPAA)
The Health Insurance Portability and Accountability Act (HIPAA) was enacted by the Federal government on August 12, 1996, and requires organizations to adhere to certain standards to protect data integrity, confidentiality and availability. HIPAA also mandates, among other things, that the Department of Health and Human Services adopt standards for the exchange of electronic health information in an effort to encourage overall administrative simplification and enhance the effectiveness and efficiency of the health care industry. Management is in the process of implementing changes in its operations to comply with the privacy and electronic transaction and code sets aspects of HIPAA and anticipates that the Company will be able to fully and timely comply with those requirements. The cost of complying with privacy standards is not expected to have a material effect on the Company's results of operations or financial position. Independent of HIPAA requirements, the Company has been developing new information systems with improved functionality to facilitate improved billing and collection activities, reduced administrative costs and improved management decision support information. The Company has incorporated the HIPAA mandated electronic transaction and code sets into the design of this new software.

Regulations with regard to the security components of HIPAA, have only recently been published. Those regulations are required to be implemented by April 2005. Management cannot at this time estimate the cost of compliance with the security regulations.

NOTE 3 - ACCRUED LIABILITIES

Accounts payable and accrued expenses consist of the following:

                                        December 31,          December 31,
                                            2003                  2002
                                     -------------------    -----------------
  Wages and employee benefits         $      1,849,773       $    2,308,313
  Insurance accruals                         2,766,763            2,781,557
  Accrued taxes                                608,344              895,740
  Accrued professional fees and other          256,250              574,720
                                     -------------------    -----------------
                                      $      5,481,130       $    6,560,330
                                     ===================    =================

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment, including equipment under capital leases, consist of the following:

                                      December 31, 2003          December 31,
                                                                     2002
                                      --------------------    ------------------

     Land                             $         150,000       $         450,000
     Buildings and improvements                 684,263               1,463,603
     Leasehold improvements                   4,524,810               4,740,948
     Medical equipment                          664,390                 660,729
     Computer equipment and software          9,195,059               8,119,040
     Office and other equipment               2,968,051               2,878,420
     Transportation equipment                 3,897,047               3,433,934
                                      --------------------    ------------------
                                             22,083,620              21,746,674
     Less accumulated depreciation          (14,564,114)            (12,596,892)
                                      --------------------    ------------------
                                      $       7,519,506       $       9,149,782
                                      ====================    ==================

Depreciation expense (including depreciation on assets held under capital leases) was $2,327,397, $2,069,319 and $1,117,621 for the years ended December 31, 2003 and 2002 and the nine months ended December 31, 2001, respectively.

NOTE 5 - REVOLVING CREDIT FACILITY

Revolving Credit Facility. In March 2004, the Company renewed its $22.5 million credit facility with Bank One Kentucky NA. The renewed facility expires June 30, 2006. The credit facility bears interest at the bank's prime rate adjusted for a margin (ranging from -0.75% to -0.25%, currently -0.5%) dependent upon total leverage and is secured by substantially all assets and the stock of the Company's subsidiaries. The weighted average interest rates in effect under the preceding facility were 4.1%, 5.0% and 7.3% for the years ended December 31, 2003 and 2002 and the nine months ended December 31, 2001, respectively. The interest rate in effect at December 31, 2003 was 4.0%. The Company will pay a commitment fee of 0.25% per annum on the unused facility balance (0.5% on the preceding facility). Borrowings under both the preceding and the new facility are available equal to the greater of: a) a multiple of earnings before interest, taxes, depreciation and amortization (as defined) or b) an asset based formula, primarily based on accounts receivable. Borrowings under the facility may be used for working capital, capital expenditures, acquisitions, development and growth of the business and other corporate purposes.

As of December 31, 2003 the formula permitted approximately $16.8 million to be used, of which approximately $10.9 million was outstanding. Additionally, an irrevocable letter of credit, totaling $3.5 million, was outstanding in connection with the Company's self-insurance programs. Thus, a total of $14.4 million was either outstanding or committed as of December 31, 2003 while an additional $2.4 million was available for use. The Company's revolving credit facility is subject to various financial covenants. As of December 31, 2003, the Company was in compliance with the covenants. Under the most restrictive of the Company's covenants, net worth of $10,500,000 must be maintained.

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

                                         December 31,           December 31,
                                             2003                    2002
                                     ---------------------    ------------------
 Deferred tax assets
 Nondeductible reserves and
   allowances                        $          171,000       $        664,000
 Intangibles                                  1,214,000              1,488,000
 Insurance accruals                             718,000                811,000
 Net operating loss carryforwards               838,000                768,000
                                     ---------------------    ------------------
                                              2,941,000              3,731,000
 Valuation allowance                           (639,000)              (701,000)
                                     ---------------------    ------------------
                                              2,302,000              3,030,000
 Deferred tax liabilities
 Accelerated depreciation                    (1,500,000)            (1,421,000)
                                     ---------------------    ------------------
 Net deferred tax assets             $          802,000       $      1,609,000
                                     =====================    ==================

 Deferred tax assets (liabilities) are reflected in the accompanying balance sheets as:
   Current                           $          864,000       $     1,396,000
   Long-term                                    (62,000)              213,000
                                     ---------------------    ------------------
 Net deferred tax assets             $          802,000       $     1,609,000
                                     =====================    ==================

The Company has state and local net operating loss carryforwards of approximately $16.7 million which expire on various dates through 2016.

Provision (benefit) for income taxes consists of the following:

                                                                                                    Nine Months Ended
                                                        Year Ended              Year Ended             December 31,
                                                    December 31, 2003       December 31, 2002              2001
                                                    --------------------    -------------------    ------------------

   Federal - current                                $        (927,000)       $      (234,000)      $       895,000
   State and local - current                                   22,000                 43,000               254,000
   Deferred                                                   702,000                979,000             1,169,000
                                                    --------------------    -------------------    ------------------
                                                    $        (203,000)       $       788,000       $     2,318,000
                                                    ====================    ===================    ==================

   Shown in the accompanying statements of income as:
      Continuing operations                         $         651,000        $       788,000       $     1,623,000
      Discontinued operations                                (854,000)                     -               695,000
                                                    --------------------    -------------------    ------------------
                                                    $        (203,000)       $        788,000      $     2,318,000
                                                    ====================    ===================    ==================


A reconciliation of the statutory to the effective rate of the Company (for continuing operations only) is as follows:

                                                                                                        Nine Months
                                                           Year Ended           Year Ended                 Ended
                                                       December 31, 2003      December 31, 2002       December 31, 2001
                                                     -----------------------  ---------------------  ---------------------
  Tax provision using statutory rate                                 34.0%           34.0%                     34.0%

  Goodwill                                                              -%              -%                      0.6%

  Valuation allowance                                               (0.7%)           (3.4%)                    (1.2%)

  State and local taxes, net of Federal benefit                     (1.0%)            5.0%                      6.4%

  Other, net                                                          1.6%            1.4%                      2.2%
                                                     -----------------------  ---------------------  -----------------------
  Tax provision for continuing operations                            33.9%           37.0%                     42.0%
                                                     =======================  =====================  =======================


The Company has provided a valuation allowance against certain net deferred tax assets based upon management's estimation of realizability of those assets through future taxable income. This valuation was based in large part on the Company's history of generating operating income or losses in individual tax locales and expectations for the future. The Company's ability to generate the expected amounts of taxable income from future operations to realize its recorded net deferred tax assets is dependent upon general economic conditions, competitive pressures on revenues and margins and legislation and regulation at all levels of government. There can be no assurances that the Company will meet its expectations of future taxable income. However, management has considered the above factors in reaching its conclusion that it is more likely than not that future taxable income will be sufficient to realize the net deferred tax assets as of December 31, 2003.

During the year ended December 31, 2003, the year ended December 31, 2002 and the nine months ended December 31, 2001, based on changes in facts and circumstances, favorable changes occurred in the Company's expectations with regard to the generation of future taxable income in certain tax jurisdictions. Accordingly, the state and local tax provision for these periods include a reduction of previously recorded valuation allowances of approximately $96,000, $73,000 and $47,000, respectively.

During the year ended December 31, 2003, the Company recorded in income from discontinued operations a one-time reduction in estimated tax liabilities of approximately $854,000 or $0.34 per diluted share, due to the expiration of various statutory limitations pertaining to the tax year in which the Company sold its product operations.

NOTE 7 - Stockholders' Equity

Employee Stock Option Plans

The Company has the following stock option plans:

1. The Company has a Nonqualified Stock Option Plan which provided for the granting of options to key employees, officers, and directors, to purchase up to 220,000 shares of the Company's common stock. The period of time for granting options under this plan has expired. As of December 31, 2003, options for 40,500 shares were outstanding under this plan.

2. The Company has a 1991 Long-term Incentive Nonqualified Stock Option Plan which provided for the granting of options to purchase up to 500,000 shares of the Company's common stock to key employees, officers, and directors. The period of time for granting options under this plan has expired. As of December 31, 2003, options for 370,493 shares were outstanding under this plan.

3. The Company has a 1993 Stock Option Plan for Non-employee Directors which provided for the granting of options to purchase up to 120,000 shares of the Company's common stock to directors who are not employees. Each newly elected director or any director who did not possess options to purchase 10,000 shares of the Company's common stock were automatically granted options to purchase 10,000 shares of common stock under this plan at an exercise price based on the market price as of the date of grant. As of December 31, 2003, all option shares available under this plan have been granted and options for 83,500 shares were outstanding under this plan.

4. The Company has a 2000 Stock Option Plan which provides for options to purchase up to 500,000 shares of the Company's common stock to key employees and officers. The Board of Directors determines the amount and terms of the options, which cannot exceed ten years. As of December 31, 2003, options for 69,007 shares had been granted and were outstanding under this plan. Shares available for future grant amount to 425,993 shares at December 31, 2003.

Changes in qualified options, non-qualified options and supplemental non-qualified options outstanding are summarized as follows:


                                                                Wtd. Avg
                                             Shares             Ex. Price
                                           -------------     ---------------
          March 31, 2001                      692,900        $        3.11

          Granted                              10,000                 8.75
          Exercised                           (27,900)                2.60
          Terminated                           (7,500)                4.25
                                           -------------
          December 31, 2001                   667,500                 3.06

          Granted                              12,500                10.51
          Exercised                           (51,800)                2.80
          Terminated                                -                    -
                                           -------------
          December 31, 2002                   628,200                 3.38

          Granted                                   -                     -
          Exercised                           (25,200)                3.02
          Terminated                          (39,500)                3.26
                                           -------------
          December 31, 2003                   563,500                 3.40
                                           =============

The following table details exercisable options and related information:


                                                           Year Ended          Year Ended      Nine Months Ended
                                                        December 31, 2003  December 31, 2002   December 31, 2001
                                                        ------------------ ------------------- -------------------
   Exercisable at end of year                                    502,375             493,325             425,250
   Weighted average exercise price                      $           3.20      $         2.98      $         2.76

   Weighted average fair value
       of options granted during the year               $              -      $         0.69      $         0.68


The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for awards in the year ended December 31, 2002 and the nine months ended December 31, 2001: risk-free interest rates of 5.72% and 5.40%, expected volatility of approximately 50% and 50%, expected lives of 9.30 and
9.57 years, and no expected dividend yields, respectively. There were no grants of options in fiscal 2003.

The following table summarizes information about stock options outstanding at December 31, 2003:

                                 Options Outstanding                                     Options Exercisable
      --------------------------------------------------------------------------- -----------------------------------
                             Outstanding          Wtd. Avg.                          Exercisable
          Range of              As of             Remaining          Wt. Avg.           As of            Wt. Avg.
         Ex. Price        December 31, 2003    Contractual Life      Ex. Price    December 31, 2003     Ex. Price
      -----------------   ------------------  -------------------  -------------- ------------------   -------------
         $2.19-2.50               175,000            5.17              $2.19              175,000         $2.19
        $2.50 - 3.00              146,500            2.33              $2.63              146,500         $2.63
         Over $3.00               242,000            7.17              $4.74              180,875         $4.63
                          ------------------                                      ------------------
       $2.19 - $10.59             563,500            5.29              $3.40              502,375         $3.20
                          ==================                                      ==================


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

Directors Deferred Compensation Plan
The Company has a Non-Employee Directors Deferred Compensation Plan which allows Directors to elect to receive fees for Board services in the form of shares of the Company's common stock. The Plan authorized 100,000 shares for such use. As of December 31, 2003, 46,952 shares have been allocated in deferred accounts, 11,356 have been issued to previous Directors and 41,692 remain available for future allocation. Allocated shares are to be issued to Directors when they cease to be Directors or upon a change in control. Directors' fees are expensed as incurred whether paid in cash or deferred into the Plan.

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

Prior to February 2003, the Company administered a "rabbi trust" Executive Retirement Plan (ERP) for highly-compensated employees who, under IRS rules, were not eligible to participate in the 401 (k) plan. The Company matched contributions in an amount equal to one-quarter of the first 10% of each participant's contribution to the plan. ERP assets were assets of the Company until distributed to the employees following retirement or termination of employment. As of December 31, 2002, ERP assets of approximately $762,000 and liabilities of $916,000 are reflected in the Company's balance sheets. In February 2003, the ERP was terminated and amounts due to participants were paid out at the time of termination.

The Company's expense for both retirement plans was approximately $5,000, $83,000 and $102,000 for the years ended December 31, 2003 and 2002, and the nine months ended December 31, 2001, respectively.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain real estate, office space, vehicles and equipment under non-cancelable operating leases expiring at various dates through 2010 and which contain various renewal and escalation clauses. Rent expense amounted to approximately $3,836,727 and $4,094,986 for years ended December 31, 2003 and 2002 and $2,982,784 for the nine months ended December 31, 2001. At December 31, 2003 the minimum rental payments under these leases were as follows:

            2004                           $     2,988,818
            2005                                 2,315,490
            2006                                 1,616,751
            2007                                 1,209,974
            2008                                 1,011,524
            Thereafter                           1,029,223
                                           ------------------
                                           $    10,171,780
                                           ==================

Capital Leases and Term Debt

The Company has certain assets, primarily vehicles, under capital leases. The leases include interest of approximately 7.0% per annum. Assets held under capital leases are carried at cost of approximately $2.1 million and $1.7 million with accumulated depreciation of approximately $677,000 and $376,000 as of December 31, 2003 and 2002, respectively.

As described in Note 11, the Company has an unsecured $300,000 note payable to a seller bearing interest at 6% per annum at December 31, 2003. During 2003 a mortgage on a parcel of real property, having a balance of $307,198 as of December 31, 2002 was paid off when the property was sold.

Future minimum lease payments and principal and interest payments on the term debt are as follows:

                                            Capital                Acquisition
      Year Ending December 31,               Lease                Note Payable             Total
                                         ------------------    ------------------    -------------------

      2004                                $       302,896      $        18,000       $        320,896
      2005                                        291,439              314,600                606,039
      2006                                        291,439                    -                291,439
      2007                                        291,439                    -                291,439
      2008                                        259,663                    -                259,663
      Thereafter                                  116,474                                     116,474
                                         ------------------    ------------------    -------------------
                                                1,553,350              332,600              1,885,950
      Less: amount representing
        Interest                                 (242,594)             (32,600)              (275,194)
                                         ------------------    ------------------    -------------------
      Present value of minimum
        lease/principal payments                1,310,756              300,000              1,610,756
      Less: current portion                       225,578                    -                225,578
                                         ------------------    ------------------    -------------------
                                         $      1,085,178      $       300,000       $      1,385,178
                                         ==================    ==================    ===================

Insurance Programs

The Company bears significant insurance risk under our large-deductible automobile and workers' compensation insurance programs and its self-insured employee health program. Under its automobile insurance program, the Company bears risk up to $100,000 per incident. Under the workers' compensation insurance program, the Company bears risk up to $250,000 per incident. The Company purchases stop-loss insurance for the employee health plan that places a specific limit, generally $150,000, on its exposure for any individual covered life.

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against the Company by various claimants. The claims are in various stages of processing and some may ultimately be brought to trial. The Company is aware of incidents that have occurred through December 31, 2003 that may result in the assertion of additional claims. The Company carries insurance coverage for this exposure; however, its deductible per claim increased from $5,000 to $25,000 effective July 1, 2001 and to $250,000 effective April 1, 2003.

The Company records estimated liabilities for its insurance programs based on information provided by the third-party plan administrators, historical claims experience, the life cycle of claims, expected costs of claims incurred but not paid, and expected costs to settle unpaid claims. The Company monitors its estimated insurance-related liabilities on a quarterly basis. As facts change, it may become necessary to make adjustments that could be material to the Company's results of operations and financial condition.

The Company believes that its present insurance coverage is adequate. However, due to insurance market conditions, the Company expects to bear significant cost increases and higher deductibles upon renewal on April 1, 2004. The Company is currently contemplating alternatives including potentially accepting additional self-insurance risk in lieu of higher premium costs.

Legal Proceedings

The Company is currently, and from time to time, subject to claims and suits arising in the ordinary course of its business, including claims for damages for personal injuries. In the opinion of management, the ultimate resolution of any of these pending claims and legal proceedings will not have a material effect on the Company's financial position or results of operations.

Franklin Litigation
On January 26, 1994 Franklin Capital Associates L.P. (Franklin), Aetna Life and Casualty Company and Aetna Casualty and Surety Company shareholders, who at one time held approximately 320,000 shares of the Company's common stock (approximately 13% of shares outstanding), filed suit in Chancery Court of Williamson County, Tennessee claiming unspecified damages not to exceed three million dollars in connection with registration rights they received in the Company's acquisition of certain home health operations in February 1991. The 1994 suit alleged that the Company failed to use its best efforts to register the shares held by the plaintiffs as required by the merger agreement. The Company settled with both Aetna parties shortly before the case went to trial in February 2000. In mid-trial Franklin voluntarily withdrew its complaint reserving its legal rights to bring a new suit as allowed under Tennessee law. In April 2000, Franklin re-filed its lawsuit. The second trial took place in February 2003. In April 2003 the court issued a ruling in favor of the plaintiffs awarding damages of $984,970. The Company believes the Court erred both in its finding of liability and in its determination of the amount of damages. The Company is seeking appellate review of the lower court decision. As a part of the appeal, the Company was required to post cash of $1,154,241 in an escrow account with the Tennessee Courts in lieu of a supersedeas appeal bond until the appeal court issues a review order. This cash is reflected as "Cash held in escrow" in the accompanying balance sheet and will remain in escrow until the matter reaches its ultimate resolution.

Based on the advice of legal counsel, the Company believes that the damage award by the lower court does not create a "probable" loss as set forth in Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies." Accordingly, no provision for the damages award has been recorded in the accompanying financial statements. Should the facts and circumstances change in the future to the extent that such a loss appears probable, the Company would record a provision at that time.

Based on the advice of legal counsel, the Company believes it has strong grounds for appealing the trial court's decision and it intends to vigorously pursue its appeal. The Company can give no assurance that it will be successful in its appeal.

Kentucky Transportation Litigation
Prior to July 1, 2002, the Commonwealth of Kentucky managed its Medicaid transportation program internally. Effective July 1, 2002 the Commonwealth contracted with an independent broker (the Broker) for the management of the program in the Louisville KY area. The Broker then contracted with the Company, among others, for the provision of transportation services to Medicaid beneficiaries. The Company's services pursuant to the contract were limited to transportation of Medicaid beneficiaries who also attended the Company's in-center adult day care programs. The Broker almost immediately began to encounter significant financial difficulties and paid the Company for only a small portion of the amounts due for services rendered. On October 22, 2002, three of the Broker's other contracted providers filed a motion with the US Bankruptcy Court to liquidate the Broker under Chapter 7 of the Federal Bankruptcy Code. On November 25, 2002, the Broker voluntarily chose to convert their bankruptcy status to a Chapter 11 voluntary reorganization.

In May 2003, along with a group of other affected providers, the Company filed suit against the Commonwealth in Franklin Circuit Court seeking payment directly from the Commonwealth. The Commonwealth objected to the lawsuit on the basis of sovereign immunity and filed a motion to dismiss the lawsuit. In July 2003, a hearing on the motion to dismiss was held and at the judge's request written briefs were filed before the judge would make a decision. In August 2003, the motion to dismiss was granted and after discussion with legal counsel, an appeal of this decision was made to the Kentucky Court of Appeals. As of December 31,

2003 and December 31, 2002, the Broker owed the Company approximately $535,000, which amount is included in accounts receivable, net on the accompanying balance sheets. Although the Company currently believes it will be successful in ultimately collecting the amounts currently due us under this arrangement, there can be no assurance that such amounts will in fact be collected. Should it become evident in the future that a material amount will not be collectible, the Company will, at that time, record an additional provision for uncollectible accounts.

The Company's loan agreement executed with its lender in March 2004 provides that the loss of either or both of the above litigation cases will be excluded from the Company's financial results for purposes of calculating borrowing availability or financial covenant compliance.

NOTE 10 - STOCK AND WARRANT REDEMPTION

During the year ended December 31, 2003, the Company purchased 9,400 shares of its common stock in open market purchases for a total cost of approximately $66,000. On August 19, 2002, the Company redeemed 210,100 shares of its common stock from a private investor at a total cost of approximately $1.5 million. During the year ended December 31, 2002, the Company also purchased an additional 39,971 shares of its common stock in open market purchases for a total cost of approximately $374,000. During the nine months ended December 31, 2001, a total of 57,400 shares were purchased in open market purchases for a total cost of approximately $517,000.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

         Accounts receivable                          $     698,000
         Property and equipment                              35,000
         Goodwill                                         2,552,000
                                                      ----------------
           Assets acquired                                3,285,000
         Liabilities assumed                                (39,000)
                                                      ----------------
         Net assets acquired                          $   3,246,000
                                                      ================

The unaudited pro forma consolidated results of operations of the Company as if this acquisition had been made at the beginning of 2001 are as follows:
                                            Year Ended December 31,
                                    ------------------ -- -------------------
                                           2002                  2001
                                    ------------------    -------------------
Revenues                            $     89,260,078      $      85,282,640
Net Income                                 1,624,350              4,016,577
Earnings per share:
   Basic                            $           0.67      $            1.52
   Diluted                          $           0.60      $            1.31

NOTE 12 - SEGMENT DATA

The Company operates in two reportable business segments: Visiting Nurses and Adult Day Health Services. Reportable segments have been identified based upon how management has organized the business by services provided to customers and the criteria in SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". The Company's Visiting Nurse segment provides skilled medical services in patients' homes largely to enable recipients to reduce or avoid periods of hospitalization and/or nursing home care. Approximately 90% of the Visiting Nurse segment revenues are generated from the Medicare program. Visiting Nurse Medicare revenues are generated on a per episode basis rather than a fee per visit or day of care. The Company's ADHS segment includes the aggregation of its ADC in-center operations and in-home personal care operations, both of which provide predominantly long-term health care and custodial services that enable recipients to avoid nursing home admission. Sources of reimbursement, reimbursement rates per day and contribution margins from the Company's ADC and personal care operations are substantially alike. Certain general and administrative expenses incurred at the corporate level have not been allocated to the segments. The Company has operations in Alabama, Connecticut, Florida, Indiana, Kentucky, Maryland, Massachusetts, and Ohio.

                                                                                                  Nine Months
                                                   Year Ended              Year Ended                 Ended
                                               December 31, 2003       December 31, 2002       December 31, 2001
              -------------------------------- ------------------- --- ------------------- -- --------------------

              Net revenues
              Visiting nurses                  $     29,375,519        $     28,799,296       $     21,043,917
              Adult day health services              57,523,646              56,970,241             38,709,644
                                               -------------------     -------------------    --------------------
                                               $     86,899,165        $     85,769,537       $     59,753,561
                                               ===================     ===================    ====================
              Operating income (loss)
              Visiting nurses                  $      3,215,975        $      3,828,551       $      3,190,514
              Adult day health services               1,758,149               2,227,442              2,928,096
              Corporate/Unallocated                  (2,272,593)             (3,109,675)            (1,542,712)
                                               -------------------     -------------------    --------------------
                                               $      2,701,531        $      2,946,318       $      4,575,898
                                               ===================     ===================    ====================
              Identifiable assets
              Visiting nurses                  $      7,793,517        $     11,351,794       $     11,116,605
              Adult day health services              17,725,281              19,595,876             16,834,795
              Corporate/Unallocated                   7,522,262               5,852,353              7,925,248
                                               -------------------     -------------------    --------------------
                                               $     33,041,060        $     36,800,023       $     35,876,648
                                               ===================     ===================    ====================
              Identifiable liabilities
              Visiting nurses                  $     13,183,071        $     10,283,596       $     11,230,945
              Adult day health services               6,511,245              14,519,278             12,704,474
              Corporate/Unallocated                   1,082,398               1,893,065              1,559,818
                                               -------------------     -------------------    --------------------
                                               $     20,776,714        $     26,695,939       $     25,495,237
                                               ===================     ===================    ====================
              Capital expenditures
              Visiting nurses                  $        500,323        $        514,315       $        566,085
              Adult day health services                 454,882                 670,180              1,493,615
              Corporate/Unallocated                     551,395               1,554,284                 28,773
                                               -------------------     -------------------    --------------------
                                               $      1,506,600        $      2,738,779       $      2,088,473
                                               ===================     ===================    ====================
              Depreciation and amortization
              Visiting nurses                  $        860,478        $        884,608       $        544,259
              Adult day health services               1,366,913               1,130,099                647,029
              Corporate/Unallocated                     318,486                 162,137                 78,916
                                               -------------------     -------------------    --------------------
                                               $      2,545,877        $      2,176,844       $      1,270,204
                                               ===================     ===================    ====================

NOTE 13 - QUARTERLY FINANCIAL DATA-- (UNAUDITED)

Summarized quarterly financial data for the years ended December 31, 2003 and 2002 are as follows (in thousands except per share data):

                                    Year Ended December 31, 2003                        Year Ended December 31, 2002
                          -------------------------------------------------- ----------------------------------------------------
                            Dec. 31,    Sept. 30,   June 30,   March 31,      Dec. 31,     Sept. 30,      June 30,      March 31,
                             2003        2003        2003       2003           2002         2002            2002           2002
                          -------------------------------------------------- ----------------------------------------------------

Net Revenues              $    21,895 $    21,650  $   21,837  $    21,518   $    22,467 $     21,909   $  20,843 $       20,551
Gross Profit                    3,452       3,493       3,899        3,501         3,819        3,652       3,829          3,880
Income from
  continuing                      255         283         490          238           377          341         527            100
  operations
Income from discontinued
  operations                      854           -           -            -             -           -            -              -

Net income                      1,109         283         490          238           377         341          527            100

Income
  from
  continuing operations
     Basic                $      0.11 $      0.12  $      0.21 $      0.10   $      0.17 $      0.14 $       0.21 $         0.04
     Diluted              $      0.10 $      0.11  $      0.20 $      0.10   $      0.15 $      0.12 $       0.18 $         0.03

Income
  from
  discontinued operations
     Basic                $      0.37 $         -  $         - $         -   $         - $         - $          - $           -
     Diluted              $      0.33 $         -  $         - $         -   $         - $         - $          - $           -

Net income
  per share
     Basic                $      0.48 $      0.12  $      0.21 $      0.10   $      0.17 $      0.14 $       0.21 $        0.04
     Diluted              $      0.43 $      0.11  $      0.20 $      0.10   $      0.15 $      0.12 $       0.18 $        0.03


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

In the quarter ended December 31, 2003, the Company recorded in income from discontinued operations a one-time reduction in estimated tax liabilities of approximately $854,000 or $0.34 per diluted share, due to the expiration of various statutory limitations pertaining to the tax year in which the Company sold its product operations.

                         Report of Independent Auditors

Board of Directors and Stockholders
Almost Family, Inc.

We have audited the accompanying consolidated balance sheets of Almost Family, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The financial statements of Almost Family, Inc. and subsidiaries and financial statement schedule for the nine months ended December 31, 2001 were audited by other auditors, who have ceased operations, whose report dated March 28, 2002, expressed an unqualified opinion on those statements and schedule.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Almost Family, Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule when considered in relation to the 2003 and 2002 basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1, in 2002 the Company changed its method of accounting for goodwill.

As discussed above, the financial statements of the Company for the nine months ended December 31, 2001 were audited by other auditors who have ceased operations. As discussed in Note 1, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards (Statement) No. 142, "Goodwill and Other Intangible Assets," which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 1 with respect to 2001 included (a) agreeing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in 2001 related to goodwill to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income. In our opinion, the disclosures for 2001 in Note 1 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such adjustments related to Note 1, and accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

ERNST & YOUNG LLP

Louisville, Kentucky
March 19, 2004

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


                                                            ARTHUR ANDERSEN LLP

Louisville, Kentucky
March 28, 2002

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 21, 2002 on the recommendation of the Audit Committee, the Board of Directors appointed Ernst & Young LLP ("Ernst & Young ") as the Corporation's independent auditors for the 2002 fiscal year, replacing Arthur Andersen LLP ("Arthur Andersen").

Arthur Andersen's report on the financial statements for the fiscal period preceding dismissal contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal period and interim period preceding the dismissal, there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or audit scope or procedure.

ITEM 9A.  CONTROLS AND PROCEDURES

The Company's management, with participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2003. Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2003. There were no changes in the Company's internal control over financial reporting during the fourth quarter of 2003 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is set forth in the Registrant's definitive proxy statement to be filed with the Commission no later than 120 days after December 31, 2003, except for the information regarding executive officers of the Company. The information required by this Item contained in such definitive proxy statement is incorporated herein by reference.

The following table sets forth certain information with respect to the Company's executive officers.


Name                       Age              Position with the Company
----------------------------------------------------------------------------
William B. Yarmuth (1)      51               Chairman of the Board President
                                                and Chief Executive Officer
C. Steven Guenthner (2)     43               Senior Vice President and
                                                Chief Financial Officer
Mary A. Yarmuth (3)         57               Senior Vice President
P. Todd Lyles (4)           42               Senior Vice President
Anne T. Liechty (5)         51               Senior Vice President

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

Code of Ethics and Business Conduct

The Company has adopted a Code of Ethics and Business Conduct that applies to all its directors, officers (including its chief executive officer, chief financial officer, chief accounting officer and any person performing similar functions) and employees. The Company has made the Code of Ethics and Business Conduct available on its website at www.almost-family.com.

ITEMS 11, 12, 13 and 14. EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS; CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; AND PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Registrant intends to file a definitive proxy statement with the Commission pursuant to Regulation 14A (17 CFR 240.14a) not later than 120 days after the close of the fiscal year covered by this report. In accordance with General Instruction G(3) to Form 10-K, the information called for by Items 11, 12, 13 and 14 is incorporated herein by reference to the definitive proxy statement. Neither the report on Executive Compensation nor the performance graph included in the Company's proxy statement shall be deemed incorporated herein by reference.

PART IV


Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
8-K.

                                                                                                     Page Number
(a) The following items are filed as part of this report:

               1.  Index to Consolidated Financial Statements

               Consolidated Statements of Income for the years ended December
                 31, 2003 and 2002, the nine months ended December 31, 2001 and
                 the year ended December 31, 2001 (unaudited)                                               34
               Consolidated Balance Sheets - December 31, 2003 and 2002                                     35
               Consolidated Statements of Stockholders' Equity for the years ended December 31, 2003
                 and 2002 and the nine months ended December 31, 2001                                       36
               Consolidated Statements of Cash Flows for the years ended December 31, 2003
                 and 2002 and the nine months ended December 31, 2001                                       37
               Notes to Consolidated Financial Statements                                                   38
               Report of Independent Auditors                                                               57
               Reports of Independent Public Accounts                                                       58

               2.  Index to Financial Statement Schedule

               Schedule II - Valuation and Qualifying Accounts                                              65

               All other Schedules have been omitted because they are either not required, not applicable or, the information has otherwise been supplied in the financial statements or notes thereto.

               3.     Exhibits required to be filed by Item 601 of Regulation S-K, and by Item 15 (c) below:

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

       10.6 Employment Agreement, dated January 1, 1996, between the Company and William B. Yarmuth (incorporated by reference to the Registrant's report on Form 10K for the year ended March 31, 1996).

       10.7 Loan Agreement between the Company and Bank One, KY (incorporated by reference to the Registrant's report on Form 10K for the year ended March 31, 2001).

       10.8 Asset Purchase Agreement between the Company and Medlink of Ohio, Inc. (incorporated by reference to the Registrant's report on Form 10K for the year ended December 31, 2002)

       10.9* Third Amendment to Loan Agreement between the Company and Bank One, NA, dated March 23, 2004

       21*        List of Subsidiaries of Almost Family, Inc.

       23.1*      Consent of Ernst & Young LLP

       23.2*      Information regarding consent of Arthur Andersen

       31.1* Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

       31.2* Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

       32.1*      Certification of Chief Executive Officer  pursuant to
                  18 U.S.C 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.

       32.2*      Certification of Chief Financial Officer  pursuant to
                  18 U.S.C 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.

*Denotes filed herein.

(b) Reports on Form 8-K

               The Company filed a Form 8-K dated November 14, 2003 Item 12 to report the issuance of a press release announcing its operating results for the three months ended September 30, 2003

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALMOST FAMILY, INC.
March 26, 2004

S/ William B. Yarmuth
-----------------------
  William B. Yarmuth
  Chairman, President and Chief Executive Officer

S/ C. Steven Guenthner
-----------------------
  C. Steven Guenthner
  Senior Vice President and Chief Financial Officer
  (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

S/ William B. Yarmuth                                    March   26, 2004
--------------------------------------------------------------------------------
  William B. Yarmuth                                     Date
  Director


S/ Donald G. McClinton                                   March    24, 2004
--------------------------------------------------------------------------------
  Donald G. McClinton                                    Date
  Director

S/ Steven B. Bing                                        March    24, 2004
--------------------------------------------------------------------------------
  Steven B. Bing                                         Date
  Director

S/ Tyree Wilburn                                         March    24, 2004
--------------------------------------------------------------------------------
  Tyree Wilburn                                          Date
  Director

S/ Jonathan Goldberg                                     March   24, 2004
--------------------------------------------------------------------------------
  Jonathan Goldberg                                      Date
  Director

S/ Wayne T. Smith                                        March    24, 2004
--------------------------------------------------------------------------------
  Wayne T. Smith                                         Date
  Director

S/ W. Earl Reed, III                                     March    24, 2004
--------------------------------------------------------------------------------
  W. Earl Reed, III                                      Date
  Director



                                        ALMOST FAMILY, INC. AND SUBSIDIARIES
                                         VALUATION AND QUALIFYING ACCOUNTS
                                                    SCHEDULE II

              Col. A                          Col. B           Col. C                       Col. D          Col. E
              ------                          ------           ------                       ------          ------
                                                                    Additions
                                                           ------------------------------
                                                                 (1)
                                              Balance at     Charged to      Charged to
                                             Beginning of       Costs          Other           (2)          Balance at
             Description                        Period      and Expenses      Accounts      Deductions     End of Period
--------------------------------------------------------------------------- ------------- --------------- ----------------
Allowance for bad debts:
Year Ended December 31, 2003                $  2,309,356   $   1,610,664             -    $  1,380,170    $   2,539,850

Year ended December 31, 2002                $  2,420,252   $   1,660,748             -    $  1,771,644    $   2,309,356

Nine months ended December 31, 2001         $  1,883,120   $     888,757             -    $    351,625    $   2,420,252


(1) Charged to bad debt expense.
(2) Write-off of accounts.
