Form 10-Q
period 2004-03-31
ALMOST FAMILY INC
filed 2004-05-14
CIK 799231

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q



       [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

                      Class of Common Stock $.10 par value

                   Shares outstanding at May 6, 2004 2,296,527

                      ALMOST FAMILY, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX





Part I.  Financial Information........................................................................................3

     Item 1.  Financial Statements....................................................................................3

              Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003..................................3

              Consolidated Statements of Income as of March 31, 2004 and March 31, 2003...............................4

              Consolidated Statements of Cash Flows for the Three Months ended March 31, 2004 and 2003................5

              Notes to Interim Consolidated Financial Statements......................................................6

     Item 2.  Managements's Discussion and Analysis of Financial Condition and Results of Operations.................13

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk.............................................23

     Item 4.  Controls and Procedures................................................................................24

Part II.  Other Information..........................................................................................25

     Item 1.   Legal Proceedings.....................................................................................25

     Item 2. . Changes in Securities.................................................................................25

     Item 3. . Defaults Upon Senior Securities.......................................................................25

     Item 4. . Submission of Matters to a Vote of Security Holder....................................................25

     Item 5. . Other Information.....................................................................................26

     Item 6. . Exhibits..............................................................................................26





                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                       INTERIM CONSOLIDATED BALANCE SHEETS



                                   ASSETS                                 March 31, 2004       December 31, 2003
                                                                        -------------------   -------------------
                                                                              (UNAUDITED)
   CURRENT ASSETS:
      Cash and cash equivalents                                         $        877,426      $        897,443
      Accounts receivable - net                                               15,180,826            15,334,659
      Prepaid expenses and other current assets                                  719,212               740,228
      Deferred tax assets                                                        943,013               863,611
                                                                        -------------------   -------------------
           TOTAL CURRENT ASSETS                                               17,720,477            17,835,941

   CASH HELD IN ESCROW (Note 8)                                                1,154,241             1,154,241

   PROPERTY AND EQUIPMENT - NET                                                7,040,808             7,519,506

   GOODWILL                                                                    6,335,783             6,335,783

   OTHER ASSETS                                                                  178,829               195,589
                                                                        -------------------   -------------------
                                                                        $     32,430,138      $     33,041,060
                                                                        ===================   ===================


                   LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES:
      Accounts payable                                                   $     1,877,969      $       2,376,045
    Accrued other liabilities                                                  6,472,880              5,481,130
      Current portion - capital leases and term debt                             225,578                225,578
                                                                         ------------------   --------------------
                                                                               8,576,427              8,082,753
                                                                         ------------------   --------------------

   LONG-TERM LIABILITIES:
      Revolving Credit Facility                                                9,540,786             10,891,423
      Capital leases                                                           1,022,593              1,085,178
      Acquisition notes payable                                                  300,000                300,000
     Deferred tax liabilities                                                     57,558                 61,328
      Other liabilities                                                          367,065                356,032
                                                                         ------------------   --------------------
             TOTAL LONG-TERM LIABILITIES                                      11,288,002             12,693,961
                                                                         ------------------   --------------------
             TOTAL LIABILITIES                                                19,864,429             20,776,714
                                                                         ------------------   --------------------

   COMMITMENTS AND CONTINGENCIES (Note 8)

   STOCKHOLDERS' EQUITY:
        Common stock, par value $0.10; authorized 10,000,000 shares;
          3,394,874 and 3,394,874 issued                                         339,490                339,490
        Treasury stock, at cost, 1,096,783 and 1,096,783 shares               (7,772,048)            (7,772,048)
        Additional paid-in capital                                            26,439,304             26,439,304
        Accumulated deficit                                                   (6,441,037)            (6,742,400)
                                                                            ------------------   -----------------
             TOTAL STOCKHOLDERS' EQUITY                                       12,565,709             12,264,346
                                                                         ------------------   --------------------
                                                                            $ 32,430,138     $       33,041,060
                                                                         ==================   ====================






       See accompanying notes to interim consolidated financial statements

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                    INTERIM CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                                               Three Months Ended
                                                                       ------------------ --- ------------------
                                                                        March 31, 2004         March 31, 2003
                                                                       ------------------     ------------------

    Net revenues                                                     $      21,984,744       $     21,517,645
    Cost of services                                                        18,573,473             18,031,633
    General and administrative expenses                                      1,551,069              1,905,668
    Depreciation and amortization expense                                      625,283                626,085
    Provision for uncollectible accounts                                       594,224                380,182
                                                                     --------------------    -------------------

    Income before interest expense and income taxes                            640,695                574,077

    Other income (expense)
      Interest expense                                                        (144,843)              (179,233)
      Facility gains (losses)                                                    6,420                  2,605
                                                                     --------------------    -------------------
       Income before income taxes                                              502,272                397,449

    Income tax expense                                                         200,909                158,980
                                                                     --------------------    -------------------

       Net income                                                    $         301,363       $        238,469
                                                                     ====================    ===================

    Net income per common share:
      Basic                                                          $            0.13       $           0.10
      Diluted                                                        $            0.12       $           0.10

    Weighted average shares outstanding:
      Basic                                                                  2,296,527              2,289,465
      Diluted                                                                2,556,781              2,476,900





















      See accompanying notes to interim consolidated financial statements.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                              Three Months Ended
                                                               -----------------------------------------------
                                                                     March 31, 2004        March 31, 2003
                                                               ------------------------  ---------------------
   Cash flows from operating activities:
     Net income                                                  $          301,363      $         238,469
   Adjustments to reconcile net income to net cash  provided
   by operating activities
           Depreciation and amortization                                    625,283                626,085
           Deferred income taxes                                            (83,172)               146,255
           Gain on sale of asset                                             (6,420)                (2,605)
           Provision for uncollectible accounts                             594,224                380,182
                                                               ------------------------  ---------------------
                                                                          1,431,278              1,388,386
        Change in certain net assets:
         (Increase) decrease in:
           Accounts receivable                                             (440,391)             1,453,443
            Prepaid expenses and other current assets                        21,016                (42,409)
            Other assets                                                     16,760                762,180
       Increase (decrease) in:
            Accounts payable and accrued liabilities                        493,674                742,163
            Other liabilities                                                11,032               (812,218)
                                                               ------------------------  ---------------------
            Net cash provided by operating activities                     1,533,369              3,491,545
                                                               ------------------------  ---------------------

   Cash flows from investing activities:
        Capital expenditures                                               (146,585)              (455,404)
        Cash received from sale of asset                                      6,420                  2,605
                                                               ------------------------  ---------------------
          Net cash used in investing activities                            (140,165)              (452,799)
                                                               ------------------------  ---------------------

   Cash flows from financing activities:
        Net revolving credit facility (payments) borrowings              (1,350,636)            (2,896,772)
        Repurchase of common shares                                               -                (65,896)
        Proceeds from stock option exercises                                      -                 76,150
        Principal payments on debt and capital leases                       (62,585)               (78,016)
                                                               ------------------------  ---------------------
           Net cash used in financing activities                         (1,413,221)            (2,964,534)
                                                               ------------------------  ---------------------

   Net (decrease) increase in cash and cash equivalents                     (20,017)                74,212

   Cash and cash equivalents at beginning of period                         897,443                973,534
                                                               ------------------------  ---------------------
   Cash and cash equivalents at end of period                    $          877,426      $       1,047,746
                                                               ========================  =====================











      See accompanying notes to interim consolidated financial statements.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation

The accompanying interim consolidated financial statements for the three months ended March 31, 2004 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. Accordingly, the reader of this Form 10-Q is referred to our Form 10-K for the year ended December 31, 2003 for further information. In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position at March 31, 2004 and the results of operations and cash flows for the three months ended March 31, 2004 and 2003.

 The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the operating results for the year.

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

Financial Statement Reclassifications

 Certain amounts have been reclassified in the March 2003 consolidated financial statements and related notes in order to conform to the 2004 presentation. Such reclassifications had no effect on previously reported net income.

2.       Net Revenues

The Company is paid for its services primarily by federal and state third-party reimbursement programs, commercial insurance companies, and patients. Revenues are recorded at established rates in the period during which the services are rendered. Appropriate allowances to give recognition to third party payment arrangements are recorded when the services are rendered.

Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation. It is common for issues to arise related to: 1) medical coding, particularly with respect to Medicare, 2) patient eligibility, particularly related to Medicaid, 3) the determination of cost-reimbursed revenues, and 4) other reasons unrelated to credit risk, all of which may result in adjustments to recorded revenue amounts. Management continuously evaluates the potential for revenue adjustments and when appropriate provides allowances for losses based upon the best available information. There is at least a reasonable possibility that recorded estimates could change by material amounts in the near term.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Approximately 51% of the Company's revenues were derived from state Medicaid and other government programs, virtually all of which are currently facing significant budget issues. The Medicaid programs in each of the states in which the Company operates are taking actions or evaluating taking actions to reduce Medicaid expenditures. Among these actions are the following:
o Redefining eligibility standards for Medicaid coverage o Redefining coverage criteria for home and community based care services o Slowing payments to providers by increasing the minimum time in which payments are made o Limiting reimbursement rate increases o Changing regulations under which providers must operate

The actions being taken and/or being considered are in response to declines in state tax revenues due to the condition of the US economy. The Company believes that these financial issues are cyclical in nature rather than indicative of the long-term prospect for Medicaid funding of health care services. It is possible however, that the actions taken by the state Medicaid programs in the future could have a significant unfavorable impact on the Company's results of operations, financial condition and liquidity.

3.       Segment Data

The Company operates in two service line groups: Home Health Care and Adult Day Care (ADC). The Home Health Care group consists of two reportable segments, Visiting Nurse (VN) and Personal Care (PC) while the ADC service line is also a separate reportable segment. Reportable segments have been identified based upon how management has organized the business by services provided to customers and the criteria in SFAS 131, "Disclosures about Segments of an Enterprise and Related Information."

The Company's VN segment provides skilled medical services in patients' homes largely to enable recipients to reduce or avoid periods of hospitalization and/or nursing home care. VN Medicare revenues are generated on a per episode basis rather than a fee per visit or day of care. Approximately 90% of the VN segment revenues are generated from the Medicare program while the balance is generated from Medicaid and private insurance programs.

The Company's PC segment services are also provided in patients' homes. These services (generally provided by para-professional staff such as home health aides) are generally of a custodial rather than skilled nature. PC revenues are generated on an hourly basis. Approximately 65% of the PC segment revenues are generated from Medicaid and other government programs while the balance is generated from insurance programs and private pay patients.

The Company's ADC segment provides professional, high quality adult day health services to disabled or frail adults who require some care or supervision, but who do not require intensive medical attention and/or wish not to live in a nursing home or other inpatient institution. These services are provided in the Company's physical facilities. ADC revenues are usually generated on a per day of care basis. Approximately 85% of the ADC segment revenues are generated from Medicaid and other government programs while the balance is generated from insurance programs and private pay patients.

Certain general and administrative expenses incurred at the corporate level have not been allocated to the segments. The Company has service locations in Florida, Kentucky, Ohio, Maryland, Connecticut, Massachusetts, Alabama and Indiana (in order of revenue significance).

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The presentation of the Company's operations in three segments differs from its previous reporting of two segments due to a reorganization of the way in which the Company manages its business and in the way in which information is reported, both of which resulted from refinements in the Company's business plan adopted in the quarter ended March 31, 2004. Segment data for previous periods have been restated to conform to the new reporting structure.


                                Three Months Ended March 31,
                                   ---------------- --- ---------------
                                         2004                2003
                                   ----------------     ---------------
   Net Revenues

   Home Health Care
       Visiting nurses             $   8,341,410        $   7,605,869
       Personal care                   8,101,892            7,994,042
                                   ----------------     ---------------
                                      16,443,302           15,599,911

   Adult day care                      5,541,442            5,917,734
                                   ----------------     ---------------
                                   $  21,984,744        $  21,517,645
                                   ================     ===============
   Operating Income

   Home Health Care
       Visiting nurses             $   1,508,177        $  1,269,732
       Personal care                     778,204           1,024,863
                                   ----------------     ---------------
                                       2,286,381           2,294,595
  Adult day care
                                        (134,189)           (127,844)
                                   ----------------     ---------------
                                       2,152,192            2,166,751
  Unallocated corporate expenses       1,511,497            1,592,674
                                   ----------------     ---------------
  Operating income                 $     640,695        $     574,077
                                   ================     ===============

4.      Capitalized Software Development Costs

Consistent with AICPA Statement of Position 98-1, the Company capitalizes the cost of internally generated computer software developed for the Company's own use. Software development costs of approximately $41,000 and $297,000 were capitalized in the three months ended March 31, 2004 and 2003, respectively. Capitalized software development costs are amortized over a three-year period following the initial implementation of the software.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

5.       Revolving Credit Facility

In March 2004, the Company renewed it's $22.5 million credit facility with Bank One Kentucky NA with a new expiration date of June 30, 2006. The credit facility bears interest at the bank's prime rate plus a margin (ranging from -0.75% to -0.25%, currently -0.5%) dependent upon total leverage and is secured by substantially all assets and the stock of the Company's subsidiaries. The weighted average interest rates were 4.0% and 4.25% for the quarters ended March 31, 2004 and 2003, respectively. The interest rate in effect at March 31, 2004 was 4.0%. The Company pays a commitment fee of 0.25% per annum on the unused facility balance. Borrowings are available equal to the greater of: a) a multiple of earnings before interest, taxes, depreciation and amortization (as defined) or b) an asset based formula, primarily based on accounts receivable. Borrowings under the facility may be used for working capital, capital expenditures, acquisitions, development and growth of the business and other corporate purposes. As of March 31, 2004 the formula permitted approximately $17.2 million to be used, of which approximately $9.5 million was outstanding. Additionally, an irrevocable letter of credit, totaling $3.6 million, was outstanding in connection with the Company's self-insurance programs. Thus, a total of $13.1 million was either outstanding or committed as of March 31, 2004 while an additional $4.1 million was available for use. The Company's revolving credit facility is subject to various financial covenants. As of March 31, 2004, the Company was in compliance with the covenants. Under the most restrictive of the Company's covenants, the Company is required to maintain minimum net worth of at least $10,500,000.

6.       Stock-Based Compensation

Stock options are granted under various stock compensation programs to employees and independent directors. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Pro forma information is as follows.

                                                    Three Months Ended
                                       March 31, 2004             March 31, 2003
                                    ----------------------    ------------------

Net income as reported              $            301,363      $       238,469
Pro forma stock-based compensation
  expense, net of tax                                444               10,699
                                    ----------------------    ------------------
Pro forma net income                $            300,919      $       227,770
                                    ======================    ==================

Earnings per common share:
  Basic - as reported               $               0.13      $             0.10
  Basic - pro forma                 $               0.13      $             0.10
  Diluted - as reported             $               0.12      $             0.10
  Diluted - proforma                $               0.12      $             0.09

7.       Earnings Per Common Share

There were no adjustments required to be made to net income for purposes of computing basic and diluted earnings per common share. A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted earnings per common share is as follows:

         .........                                   Three Months Ended
                                            March 31, 2004        March 31, 2003
                                           ----------------      --------------

Shares used to compute basic earnings
 per common share -
   weighted average shares
    outstanding                               2,296,527                2,289,465
Dilutive effect of stock options                260,254                  187,435
                                         ------------------    -----------------
Shares used to compute diluted earnings
  per common share                             2,556,781               2,476,900
                                         ==================    =================

8.       Commitments and Contingencies

Insurance Programs

The Company bears significant insurance risk under its large-deductible automobile and workers' compensation insurance programs and its self-insured employee health program. Under its automobile insurance program, the Company bears risk up to $100,000 per incident. Under the workers' compensation insurance program, the Company bears risk up to $250,000 per incident. The Company purchases stop-loss insurance for the employee health plan that places a specific limit, generally $150,000, on its exposure for any individual covered life.

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against the Company by various claimants. The claims are in various stages of processing and some may ultimately be brought to trial. The Company is aware of incidents that have occurred through March 31, 2004 that may result in the assertion of additional claims. The Company carries insurance coverage for this exposure; however, its deductible per claim increased from $5,000 to $25,000 effective July 1, 2001 and to $250,000 effective April 1, 2003.

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

The Company believes that its present insurance coverage is adequate. The Company continues to contemplate alternatives including potentially accepting additional self-insurance risk in lieu of higher premium costs.

Total premiums, excluding the Company's exposure to claims and deductibles, for all its non-health insurance programs increased to approximately $2.8 million for the contract year ending March 31, 2005 as compared to approximately $2.5 million for the contract year ended March 31, 2004.

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

Franklin Litigation

On January 26, 1994 Franklin Capital Associates L.P. (Franklin), Aetna Life and Casualty Company and Aetna Casualty and Surety Company shareholders, who at one time held approximately 320,000 shares of the Company's common stock (approximately 13% of shares outstanding), filed suit in Chancery Court of Williamson County, Tennessee claiming unspecified damages not to exceed three million dollars in connection with registration rights they received in the Company's acquisition of certain home health operations in February 1991. The 1994 suit alleged that the Company failed to use its best efforts to register the shares held by the plaintiffs as required by the merger agreement. The Company settled with both Aetna parties shortly before the case went to trial in February 2000. In mid-trial Franklin voluntarily withdrew its complaint reserving its legal rights to bring a new suit as allowed under Tennessee law. In April 2000, Franklin re-filed its lawsuit. The second trial took place in February 2003. In April 2003 the court issued a ruling in favor of the plaintiffs awarding damages of $984,970. The Company believes the Court erred both in its finding of liability and in its determination of the amount of damages. The Company is seeking appellate review of the lower court decision. As a part of the appeal, the Company was required to post cash of $1,154,241 in an escrow account with the Tennessee Courts in lieu of a supersedeas appeal bond until the appeal court issues a decision. This cash is reflected as "Cash held in escrow" in the accompanying balance sheet and will remain in escrow until the matter reaches its ultimate resolution.

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

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company
Almost Family, Inc. TM and subsidiaries (collectively "Almost Family") is a leading regional provider of home health nursing services and adult day health services. In this report, the terms "Company", "we", "us" or "our" mean Almost Family, Inc. and all subsidiaries included in our consolidated financial statements.

Cautionary Statements - Forward Outlook and Risks

Some of the matters discussed in this filing include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," "thinks," and similar expressions are forward-looking statements. We caution investors that any forward-looking statements made by us are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to, those set forth in the section on Cautionary Statements - Forward Outlook and Risks in Part I, and the Notes to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations, in our Form 10-K for the year ended December 31, 2003.

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

Critical Accounting Policies
Refer to the "Critical Accounting Policies" section of Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K for the year ended December 31, 2003 for a detailed discussion of our critical accounting policies.

Operating Segments

We operate in two service line groups: Home Health Care and Adult Day Care
(ADC). Our Home Health Care group consists of two reportable segments, Visiting Nurse (VN) and Personal Care (PC) while the ADC service line is also a separate reportable segment. Reportable segments have been identified based upon how management has organized the business by services provided to customers and the criteria in SFAS 131, "Disclosures about Segments of an Enterprise and Related Information."

Our VN segment provides skilled medical services in patients' homes largely to enable recipients to reduce or avoid periods of hospitalization and/or nursing home care. VN Medicare revenues are generated on a per episode basis rather than a fee per visit or day of care. Approximately 90% of the VN segment revenues are generated from the Medicare program while the balance is generated from Medicaid and private insurance programs.

Our PC segment services are also provided in our patients' homes. These services (generally provided by para-professional staff such as home health aides) are generally of a custodial rather than skilled nature. PC revenues are generated on an hourly basis. Approximately 65% of the PC segment revenues are generated from Medicaid and other government programs while the balance is generated from insurance programs and private pay patients.

Our ADC segment provides professional, high quality adult day health services to disabled or frail adults who require some care or supervision, but who do not require intensive medical attention and/or wish not to live in a nursing home or other inpatient institution. These services are provided in the Company's physical facilities. ADC revenues are usually generated on a per day of care basis. Approximately 85% of the ADC segment revenues are generated from Medicaid and other government programs while the balance is generated from insurance programs and private pay patients.

Certain general and administrative expenses incurred at the corporate level have not been allocated to the segments. The Company has service locations in Florida, Kentucky, Ohio, Maryland, Connecticut, Massachusetts, Alabama and Indiana (in order of revenue significance).

Seasonality
Our VN segment normally experiences seasonality in its operating results. Specifically, the VN Segment typically generates lower operating income in the quarter ended September than in the other quarters due to the seasonality of senior population in the Company's south Florida markets. Our PC segment generally does not experience significant seasonality in its operating results.

In our ADC segment, the quarters ended December and March typically generate lower operating income than the quarters ended June and September as the holiday season and winter weather tend to temporarily lower ADC in-center attendance.


RESULTS OF OPERATIONS

Three Months Ended March 31, 2004 Compared with Three Months Ended March 31, 2003

                Consolidated                         2004                          2003                        Change
                ------------
                                       ---------------- ---------- ------------------ ----------- -------------- -----------
                                           Amount        % Rev            Amount      % Rev          Amount          %
                                       ---------------- ---------- ------------------ ----------- -------------- -----------
                                       ---------------- ---------- ------------------ ----------- -------------- -----------
Net revenues:
  Home Health Care         VN          $   8,341,410        37.9%  $     7,605,869         35.3%  $    735,541         9.7%
                           PC              8,101,892        36.9%        7,994,042         37.2%       107,850         1.3%
                                       ----------------            ------------------             --------------
                                          16,443,302        74.8%       15,599,911         72.5%       843,391         5.4%
  Adult Day Care                           5,541,442        25.2%        5,917,734         27.5%      (376,292)       -6.4%
                                       ----------------            ------------------             --------------
                                       $  21,984,744       100.0%  $    21,517,645        100.0%  $    467,099         2.2%
                                       ================            ==================             ==============
Operating income
  Home Health Care         VN          $   1,508,177        18.1%  $     1,269,732         16.7%  $    238,445        18.8%
                           PC                778,204         9.6%        1,024,863         12.8%      (246,659)      -24.1%
                                       ----------------            ------------------             --------------
                                           2,286,381        13.9%        2,294,595         14.7%        (8,214)       -0.4%

  Adult Day Care                            (134,189)       -2.4%         (127,844)        -2.2%        (6,345)        5.0%
                                       ----------------            ------------------             --------------
                                           2,152,192         9.8%        2,166,751         10.1%       (14,559)       -0.7%

Unallocated corporate expenses             1,511,497         6.9%        1,592,674          7.4%       (81,177)       -5.1%
                                       ----------------            ------------------             --------------
Income before interest expense
   and income taxes                          640,695         2.9%          574,077          2.7%        66,618        11.6%
Facility gains (losses)                        6,420         0.0%            2,605          0.0%         3,815       146.4%
Interest expense                             144,843         0.7%          179,233          0.8%       (34,390)      -19.2%
Income taxes                                 200,909         0.9%          158,980          0.7%        41,929        26.4%
                                        ---------------            ------------------             --------------
Net income                             $     301,363         1.4%  $       238,469          1.1%  $     62,894        26.4%
                                       ================            ==================             ==============


Our VN operations revenues and operating income grew significantly during the quarter offsetting lower performance in the ADC segment. Our net revenues increased approximately $467,000 or 2.2% with nearly 10% growth in VN, and 1% growth in PC offsetting a 6% decline in ADC. ADC centers closed in late 2003 accounted for all of the ADC revenue decline. On a same store basis, ADC days sold increased about 2% over the prior year. Operating income in PC in the quarter ended March 31, 2004 was lower than in the same quarter of the prior year primarily due to an unusually low provision for uncollectible accounts in the prior year.

Unallocated corporate expenses were about $81,000 lower than the same quarter last year due to down-sizing actions we took over the course of 2003. Nearly all of the decrease was in labor costs. Unallocated corporate expenses as a percent of consolidated revenues declined from 7.4% last year to 6.9% this year.

The effective income tax rate was approximately 40% of income before income taxes for 2004 and 2003.

Visiting Nurse (VN) Segment-Three Months

                                                                        Three Months Ended March 31,
                                        ------------------------ -------------------------- --------------------------
                                                 2004                      2003                      Change
                                        ------------------------ -------------------------- --------------------------
                                          Amount       % Rev         Amount        % Rev      Amount            %
                                        ------------- ---------- ---------------- --------- ---------------- ---------

  Net revenues                          $  8,341,410     100.0%  $     7,605,869    100.0%  $    735,541         9.7%
  Cost of services                         6,202,418      74.4%        5,611,992     73.8%       590,426        10.5%
  General & administrative                   490,946       5.9%          520,279      6.8%       (29,333)       -5.6%
  Depreciation & amortization                  6,694       0.1%           31,952      0.4%       (25,258)      -79.0%
  Uncollectible accounts                     133,175       1.6%          171,914      2.3%       (38,739)      -22.5%
                                        -------------            ----------------           ----------------
  Operating income                      $  1,508,177      18.1%  $     1,269,732     16.7%  $    238,445        18.8%
                                        =============            ================           ================

  Admissions                                   2,724                       2,478                     246         9.9%
  Patient months of care                       6,661                       6,238                     423         6.8%
  Revenue per patient month             $      1,252             $         1,219            $         33         2.7%
  Cost of services per patient month    $        931             $           900            $         31         3.5%
  Billable visits                             63,909                      60,158                   3,751         6.2%


VN contribution for the quarter was $1.5 million versus $1.3 million last year. Admissions grew about 10% over the prior year while patient months increased 7% reflecting a reduction in the average length of stay. Visits grew at a slightly slower rate reflecting lower utilization. Revenue per patient month increased about 3% primarily due to higher Medicare pricing between periods. Operating costs per patient month also increased about 3% as increased staffing and insurance costs were partially offset by increased volumes. In March 2004, the Company received Medicare certification for a new start-up agency in Melbourne FL. In April 2004, the Company received Medicare certification for a new start-up agency in Bradenton FL. These new agencies had no material impact on operating results in the quarter ended March 31, 2004.


Personal Care (PC) Segment-Three Months

                                                                       Three Months Ended March 31 ,
                                      --------------------------- --------------------------- -------------------------
                                                 2004                        2003                      Change
                                      ---------------- ---------- ---------------- ---------- --------------- ---------
                                          Amount        % Rev         Amount         % Rev        Amount         %
                                      ---------------- ---------- ---------------- ---------- --------------- ---------
  Net revenues                        $     8,101,892     100.0%  $     7,994,042     100.0%  $     107,850       1.3%
  Cost of services                          7,018,021      86.6%        6,896,809      86.3%        121,212       1.8%
  General & administrative                     86,856       1.1%           29,189       0.4%         57,667     197.6%
  Depreciation & amortization                  11,726       0.1%           11,324       0.1%            402       3.5%
  Uncollectible accounts                      207,085       2.6%           31,857       0.4%        175,228     550.0%
                                      ----------------            ----------------            ---------------
  Operating income                    $       778,204       9.6%  $     1,024,863      12.8%  $    (246,659)    -24.1%
                                      ================            ================            ===============

  Admissions                                      703                         645                        58       9.0%
  Patient months of care                        8,967                       9,268                      (301)     -3.2%
  Patient days of care                        112,592                     108,654                     3,938       3.6%
  Billable hours                              448,153                     441,680                     6,473       1.5%
  Revenue per billable hour           $         18.08             $         18.10             $       (0.02)     -0.1%


PC contribution for the quarter was about $778,000 versus $1.0 million last year. Billable hours increased by about 1.5% over the prior year. Revenue per billable hour was approximately the same. General administrative expenses in total and as a percentage of revenues increased due to our management reorganization which added staff to the PC management team. The provision for uncollectible accounts in the quarter ending March 31, 2003 was abnormally low due to changes made in the reserve calculations last year conforming those calculations to those used for the other segments.

Adult Day Care (ADC) Segment-Three Months

                                                                       Three Months Ended March 31 ,
                                      --------------------------- --------------------------- -------------------------
                                                 2004                        2003                      Change
                                      --------------------------- --------------------------- -------------------------
                                          Amount        % Rev         Amount         % Rev        Amount         %
                                      ---------------- ---------- ---------------- ---------- --------------- ---------


 Net revenues                        $     5,541,442      100.0%  $    5,917,734      100.0%  $    (376,292)     -6.4%
  Cost of services                         4,994,910       90.1%       5,106,459       86.3%       (111,549)     -2.2%
  General & administrative                   212,596        3.8%         537,867        9.1%       (325,271)    -60.5%
  Depreciation & amortization                214,161        3.9%         224,841        3.8%        (10,680)     -4.8%
  Uncollectible accounts                     253,964        4.6%         176,411        3.0%         77,553      44.0%

                                      ----------------            ----------------            ---------------
  Operating income                    $     (134,189)      -2.4% $      (127,844)      -2.2% $       (6,345)      5.0%
                                      ================            ================            ===============

  Admissions                                     308                         269                         39      14.5%
  Patients months of care                      5,526                       5,980                       (454)     -7.6%
  Patient days of care                        80,256                      83,946                     (3,690)     -4.4%


  Revenue per patient day             $        69.05              $        70.49              $       (1.44)     -2.0%


  ADC in-center averages:

    Weekday attendance                         1,116                       1,192                        (76)     -6.4%
    Center capacity                            1,549                       1,691                       (142)     -8.4%
    Center occupancy rate                       72.1%                       70.5%                       1.6%      2.3%


ADC days sold were down 4.4% from the prior year due to the closure of certain centers during 2003. The closure of centers located in Frankfort, Kentucky, Evansville, Indiana and Lanham, Maryland reduced days sold by 5,516 or 6.5%. On a same-store basis, days sold increased 1,826 or about 2%. Revenue per day declined about 2% due to lower Kentucky Medicaid transportation rates. As a result, on a same store basis revenues remained flat.

ADC same-store operating costs showed mixed results. Labor costs were flat despite the increased volume resulting in a 2% decline in labor per day sold. Non-labor costs increased most significantly in insurance ($127,000) with less significant increases in facility costs and fleet maintenance costs. The provision for uncollectible accounts increased due to deterioration of KY Medicaid accounts, especially related to transportation revenues.

General and administrative expenses declined by over $300,000 as a result of down-sizing actions we took over the course of 2003.

Insurance Programs

We bear significant insurance risk under our large-deductible automobile and workers' compensation insurance programs and our self-insured employee health program. Under our automobile insurance program, we bear risk up to $100,000 per incident. Under the workers' compensation insurance program, we bear risk up to $250,000 per incident. We purchase stop-loss insurance for the employee health plan that places a specific limit, generally $150,000, on its exposure for any individual covered life.

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against us by various claimants. The claims are in various stages of processing and some may ultimately be brought to trial. We are aware of incidents that have occurred through March 31, 2004 that may result in the assertion of additional claims. We carry insurance coverage for this exposure; however, our deductible per claim increased from $5,000 to $25,000 effective July 1, 2001 and to $250,000 effective April 1, 2003.

We record estimated liabilities for our insurance programs based on information provided by the third-party plan administrators, historical claims experience, the life cycle of claims, expected costs of claims incurred but not paid, and expected costs to settle unpaid claims. We monitor our estimated insurance-related liabilities on a quarterly basis. As facts change, it may become necessary to make adjustments that could be material to the our results of operations and financial condition.

We believe that our present insurance coverage is adequate. We continue to contemplate alternatives including potentially accepting additional self-insurance risk in lieu of higher premium costs.


Total premiums, excluding our exposure to claims and deductibles, for all our non-health insurance programs increased to approximately $2.8 million for the contract year ending March 31, 2005 as compared to approximately $2.5 million for the contract year ended March 31, 2004.

Liquidity and Capital Resources

Revolving Credit Facility

In March 2004 we renewed it's $22.5 million credit facility with Bank One Kentucky NA with a new expiration date of June 30, 2006. The credit facility bears interest at the bank's prime rate plus a margin (ranging from -0.75% to -0.25%, currently -0.5%) dependent upon total leverage and is secured by substantially all assets and the stock of our subsidiaries. The weighted average interest rates were 4.0% and 4.25% for the quarters ended March 31, 2004 and 2003, respectively. The interest rate in effect at March 31, 2004 was 4.0%. We pay a commitment fee of 0.25% per annum on the unused facility balance. Borrowings are available equal to the greater of: a) a multiple of earnings before interest, taxes, depreciation amortization (as defined) or b) an asset based formula, primarily based on accounts receivable. Borrowings under the facility may be used for working capital, capital expenditures, acquisitions, development and growth of the business and other corporate purposes. As of March 31, 2004 the formula permitted approximately $17.2 million to be used, of which approximately $9.5 million was outstanding. Additionally, an irrevocable letter of credit, totaling $3.6 million, was outstanding in connection with our self-insurance programs. Thus, a total of $13.1 million was either outstanding or committed as of March 31, 2004 while an additional $4.1 million was available for use. Our revolving credit facility is subject to various financial covenants. As of March 31, 2004, we are in compliance with the covenants. Under the most restrictive of our covenants, we are required to maintain minimum net worth of at least $10,500,000.

Cash Flows
Key elements to the Consolidated Statements of Cash Flows for the three months ending March 31, 2004 and 2003 were:

      Net Change in Cash and Cash Equivalents     2004              2003
      ---------------------------------------
                                               ----------------  ---------------
        Provided by (used in):
          Operating activities                     1,533,369          3,491,546
          Investing activities                      (140,165)          (452,799)
          Financing activities                    (1,413,221)        (2,964,535)
                                               ----------------  ---------------
      Net (decrease) increase in cash and
        cash equivalents                             (20,017)            74,212
                                               ================  ===============


2004
Net cash provided by operating activities resulted principally from current period income, net of changes in accounts receivable, accounts payable and accrued expenses. Accounts receivable days revenues outstanding were 63 at March 31, 2004, down from 64 at December 31, 2003. The increase in combined accounts payable and accrued liabilities resulted primarily from an increase in tax liabilities and employee benefits. Net cash used in investing activities resulted principally from improvements in our information systems. Net cash used in financing activities resulted primarily from repayments on our credit facility and payment of capital lease and debt obligations.

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

Other Litigation.

Franklin Litigation

On January 26, 1994 Franklin Capital Associates L.P. (Franklin), Aetna Life and Casualty Company and Aetna Casualty and Surety Company shareholders, who at one time held approximately 320,000 shares of our common stock (approximately 13% of shares outstanding), filed suit in Chancery Court of Williamson County, Tennessee claiming unspecified damages not to exceed three million dollars in connection with registration rights they received in our acquisition of certain home health operations in February 1991. The 1994 suit alleged that we failed to use our best efforts to register the shares held by the plaintiffs as required by the merger agreement. We settled with both Aetna parties shortly before the case went to trial in February 2000. In mid-trial Franklin voluntarily withdrew its complaint reserving its legal rights to bring a new suit as allowed under Tennessee law. In April 2000, Franklin re-filed its lawsuit. The second trial took place in February 2003. In April 2003 the court issued a ruling in favor of the plaintiffs awarding damages of $984,970. We believe the Court erred both in its finding of liability and in its determination of the amount of damages. We are seeking appellate review of the lower court decision. As a part of the appeal, we were required to post cash of $1,154,241 in an escrow account with the Tennessee Courts in lieu of a supersedeas appeal bond until the appeal court issues a decision. This cash is reflected as "Cash held in escrow" in the accompanying balance sheet and will remain in escrow until the matter reaches its ultimate resolution.


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

In May 2003, along with a group of other affected providers, we filed suit against the Commonwealth in Franklin Circuit Court seeking payment directly from the Commonwealth. The Commonwealth objected to the lawsuit on the basis of sovereign immunity and filed a motion to dismiss the lawsuit. In July 2003, a hearing on the motion to dismiss was held and at the judge's request written briefs were filed before the judge would make a decision. In August 2003, the motion to dismiss was granted and after discussion with legal counsel, an appeal of this decision was made to the Kentucky Court of Appeals. As of March 31, 2004 and December 31, 2003, the Broker owed us approximately $535,000, which amount is included in accounts receivable, net on the accompanying balance sheets. Although we currently believe we will be successful in ultimately collecting the amounts currently due us under this arrangement, there can be no assurance that such amounts will in fact be collected. Should it become evident in the future that a material amount will not be collectible, we will, at that time, record an additional provision for uncollectible accounts.

Our loan agreement executed with our lender in March 2004 provides that the loss of either or both of the above litigation cases will be excluded from our financial results for purposes of calculating borrowing availability or financial covenant compliance.

Medicaid Dependence
Approximately 51% of our revenues are from state Medicaid and other government programs, virtually all of which are currently facing significant budget issues. The Medicaid programs in each of the states in which we operate are taking actions or evaluating taking actions to reduce Medicaid expenditures. Among these actions are the following:
         o Redefining eligibility standards for Medicaid coverage o Redefining coverage criteria for home and community based care services o Slowing payments to providers by increasing the minimum time in which payments are made o Limiting reimbursement rate increases o Changing regulations under which providers must operate

The actions being taken and/or being considered are in response to declines in state tax revenues due to the condition of the US economy. We believe that these financial issues are cyclical in nature rather than indicative of the long-term prospect for Medicaid funding of health care services. It is possible however, that the actions taken by the state Medicaid programs in the future could have a significant unfavorable impact on our results of operations, financial condition and liquidity.


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

At March 31, 2004, a hypothetical 100 basis point increase in short-term interest rates would result in a reduction of approximately $95,000 in annual pre-tax earnings.

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


                           PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings


In April 2000, Franklin Capital Associates L.P. (Franklin) filed suit in Chancery Court of Williamson County, Tennessee, seeking damages in connection with registration rights they received in the Company's acquisition of certain home health operations in February 1991. Following a bench trial, in April 2003 the court issued a ruling in favor of the plaintiffs awarding damages of $984,970. The Company believes the Court erred both in its finding of liability and in its determination of the amount of damages. We are seeking appellate review of the lower court decision. As a part of the appeal, the Company was required to post cash of $1,154,241 in an escrow account with the Tennessee Courts in lieu of a supersedeas appeal bond until the appeal court issues a decision. This cash is reflected as "Cash held in escrow" in the accompanying balance sheet and will remain in escrow until the matter reaches its ultimate resolution.


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


     Item 6.


         (a) Exhibits

                  31.1
                  Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  31.2
                  Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  32.1
                  Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  32.2
                  Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K

                  The Company filed a Form 8-K dated March 26, 2004, Item 12, to report the issuance of a press release announcing its operating results for the twelve months ended December 31, 2003.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 14, 2004

                                             ALMOST FAMILY, INC.

                                             BY  /s/ William B. Yarmuth
                                             --------------------------
                                             William B. Yarmuth,
                                             Chairman of the Board, President
                                             and Chief Executive Officer


                                             BY  /s/ C. Steven Guenthner
                                             --------------------------
                                             C. Steven Guenthner,
                                             Senior Vice President and
                                             Chief Financial Officer