Form 10-Q
period 2004-06-30
ALMOST FAMILY INC
filed 2004-08-16
CIK 799231

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q



       [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

                      Class of Common Stock $.10 par value

                 Shares outstanding at August 2, 2004 2,298,999

                      ALMOST FAMILY, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX





Part I.  Financial Information........................................................................................3

     Item 1.  Financial Statements....................................................................................3

        Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003.........................................3

        Consolidated Statements of Income for the Three Months Ending June 30, 2004 and June 30, 2003.................4

        Consolidated Statements of Income for the Six Months Ending June 30, 2004 and June 30, 2003...................5

        Consolidated Statements of Cash Flows for the Six Months ended June 30, 2004 and 2003.........................6

        Notes to Interim Consolidated Financial Statements............................................................7

     Item 2.  Managements's Discussion and Analysis of Financial Condition and Results of Operations.................14


     Item 3.  Quantitative and Qualitative Disclosures about Market Risk.............................................29

     Item 4.  Controls and Procedures................................................................................30

Part II.  Other Information..........................................................................................31

     Item 1.   Legal Proceedings.....................................................................................31

     Item 2. . Changes in Securities.................................................................................31

     Item 3. . Defaults Upon Senior Securities.......................................................................31

     Item 4. . Submission of Matters to a Vote of Security Holder....................................................31

     Item 5. . Other Information.....................................................................................32

     Item 6. . Exhibits..............................................................................................33








                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                       INTERIM CONSOLIDATED BALANCE SHEETS


                                                                            June 30,          December 31, 2003
                                   ASSETS 2004
                                                                        -------------------   -------------------
                                                                              (UNAUDITED)
   CURRENT ASSETS:
      Cash and cash equivalents                                         $        510,154      $        897,443
      Accounts receivable - net                                               15,613,608            15,334,659
      Prepaid expenses and other current assets                                  623,939               740,228
      Deferred tax assets                                                        943,013               863,611
                                                                        -------------------   -------------------
           TOTAL CURRENT ASSETS                                               17,690,714            17,835,941

   CASH HELD IN ESCROW (Note 8)                                                1,154,241             1,154,241

   PROPERTY AND EQUIPMENT - NET                                                6,622,941             7,519,506

   GOODWILL                                                                    6,335,783             6,335,783

   OTHER ASSETS                                                                  190,754               195,589
                                                                        -------------------   -------------------
                                                                        $     31,994,433      $     33,041,060
                                                                        ===================   ===================


                   LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES:
      Accounts payable                                                   $     2,250,022      $       2,376,045
    Accrued other liabilities                                                  5,397,486             5,481,130
      Current portion - capital leases and term debt                             227,146                225,578
                                                                         ------------------   --------------------
                                                                               7,874,654              8,082,753
                                                                         ------------------   --------------------

   LONG-TERM LIABILITIES:
      Revolving Credit Facility                                                9,431,624             10,891,423
      Capital leases                                                             963,491              1,085,178
      Acquisition notes payable                                                  300,000                300,000
     Deferred tax liabilities                                                     57,558                 61,328
      Other liabilities                                                          378,123                356,032
                                                                         ------------------   --------------------
             TOTAL LONG-TERM LIABILITIES                                      11,130,796             12,693,961
                                                                         ------------------   --------------------
             TOTAL LIABILITIES                                                19,005,450             20,776,714
                                                                         ------------------   --------------------

   COMMITMENTS AND CONTINGENCIES (Note 8)

   STOCKHOLDERS' EQUITY:
        Common stock, par value $0.10; authorized 10,000,000 shares;
          3,399,874 and 3,394,874 issued                                         339,990                339,490
        Treasury stock, at cost, 1,096,783 and 1,096,783 shares               (7,772,048)            (7,772,048)
        Additional paid-in capital                                            26,467,394             26,439,304
        Accumulated deficit                                                   (6,046,353)            (6,742,400)
                                                                         ------------------   --------------------
             TOTAL STOCKHOLDERS' EQUITY                                       12,988,983             12,264,346
                                                                         ------------------   --------------------
                                                                         $     31,994,433     $      33,041,060
                                                                         ==================   ====================






       See accompanying notes to interim consolidated financial statements


                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                    INTERIM CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                                                  Three Months Ended
                                                                       ------------------     ------------------
                                                                         June 30, 2004          June 30, 2003
                                                                       ------------------     ------------------

    Net revenues                                                     $      22,290,857       $     21,836,563
    Cost of services                                                        18,760,103             17,923,249
    General and administrative expenses                                      1,696,307              1,840,704
    Depreciation and amortization expense                                      630,129                605,335
    Provision for uncollectible accounts                                       420,828                468,382
                                                                     --------------------    -------------------
    Income before interest expense and income taxes                            783,490                998,893

    Other income (expense)
      Interest expense                                                        (123,116)              (168,481)
      Facility gains (losses)                                                   (2,566)               (14,314)
                                                                     --------------------    -------------------
       Income before income taxes                                              657,808                816,098

    Income tax expense                                                         263,123                326,439
                                                                     --------------------    -------------------
       Net income                                                    $         394,685       $        489,659
                                                                     ====================    ===================

    Net income per common share:
      Basic                                                          $            0.17       $           0.21
      Diluted                                                        $            0.15       $           0.20

    Weighted average shares outstanding:
      Basic                                                                  2,299,000              2,296,527
      Diluted                                                                2,552,978               2,489,466























      See accompanying notes to interim consolidated financial statements.



                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                    INTERIM CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                                                Six Months Ended
                                                                       ------------------ --- ------------------
                                                                         June 30, 2004          June 30, 2003
                                                                       ------------------     ------------------

    Net revenues                                                     $      44,275,601       $     43,354,208
    Cost of services                                                        37,333,574             35,954,881
    General and administrative expenses                                      3,247,378              3,752,443
    Depreciation and amortization expense                                    1,255,413              1,231,419
    Provision for uncollectible accounts                                     1,015,052                848,565
                                                                     --------------------    -------------------
    Income before interest expense and income taxes                          1,424,184              1,566,900

    Other income (expense)
      Interest expense                                                        (267,959)              (341,644)
      Facility gains (losses)                                                    3,854                (11,709)
                                                                     --------------------    -------------------
       Income before income taxes                                            1,160,079              1,213,547

    Income tax expense                                                         464,032                485,419
                                                                     --------------------    -------------------
       Net income                                                    $         696,047       $        728,128
                                                                     ====================    ===================

    Net income per common share:
      Basic                                                          $            0.30       $           0.32
      Diluted                                                        $            0.27       $           0.29

    Weighted average shares outstanding:
      Basic                                                                  2,297,763              2,292,996
      Diluted                                                                2,553,915               2,484,763






















      See accompanying notes to interim consolidated financial statements.


                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                               Six Months Ended

                                                               -----------------------------------------------
                                                                     June 30, 2004         June 30, 2003
                                                               ------------------------  ---------------------
   Cash flows from operating activities:
       Net income                                                $          696,047      $         728,128
   Adjustments to reconcile net income to net cash  provided
     by operating activities
           Depreciation and amortization                                  1,255,413              1,231,419
           Deferred income taxes                                            (83,172)               590,629
           Gain on sale of asset                                             (6,420)               (76,813)
           Provision for uncollectible accounts                           1,015,052                848,565
                                                               ------------------------  ---------------------
                                                                          2,876,920              3,321,928
        Change in certain net assets:
         (Increase) decrease in:
           Accounts receivable                                           (1,294,001)               781,367
            Prepaid expenses and other current assets                       116,289                (52,462)
            Other assets                                                      4,834                756,575
       Increase (decrease) in:
            Accounts payable and accrued liabilities                       (202,328)              (456,058)
            Other liabilities                                                22,091               (812,131)
                                                               ------------------------  ---------------------
            Net cash provided by operating activities                     1,523,805              3,539,219
                                                               ------------------------  ---------------------

   Cash flows from investing activities:
        Capital expenditures                                               (358,847)              (767,399)
        Cash received from sale of asset                                      6,420                149,469
                                                               ------------------------  ---------------------
          Net cash used in investing activities                            (352,427)              (617,930)
                                                               ------------------------  ---------------------

   Cash flows from financing activities:
        Net revolving credit facility (payments) borrowings              (1,459,798)            (3,034,988)
        Repurchase of common shares                                               -                (65,896)
        Proceeds from stock option exercises                                 21,250                 76,150
        Principal payments on debt and capital leases                      (120,119)              (150,963)
                                                               ------------------------  ---------------------
           Net cash used in financing activities                         (1,558,667)            (3,175,697)
                                                               ------------------------  ---------------------

   Net (decrease) increase in cash and cash equivalents                    (387,289)              (254,408)

   Cash and cash equivalents at beginning of period                         897,443                973,534
                                                               ------------------------  ---------------------
   Cash and cash equivalents at end of period                    $          510,154      $         719,126
                                                               ========================  =====================











      See accompanying notes to interim consolidated financial statements.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation

The accompanying interim consolidated financial statements for the three and six months ended June 30, 2004 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. Accordingly, the reader of this Form 10-Q is referred to our Form 10-K for the year ended December 31, 2003 for further information. In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position at June 30, 2004 and the results of operations and cash flows for the six months ended June 30, 2004 and 2003.

The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the operating results for the year.

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

Financial Statement Reclassifications

Certain amounts have been reclassified in the June 2003 consolidated financial statements and related notes in order to conform to the 2004 presentation. Such reclassifications had no effect on previously reported net income.

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

                                                    Three Months Ended June 30,            Six Month Ended June 30,
                                          ---------------------------------------------------------------------------
                                                2004                2003                2004                2003
                                          -----------------    ---------------     ---------------     ---------------
                                          -----------------    ---------------     ---------------     ---------------
Net Revenues

Home Health Care
    Visiting nurses                        $    8,108,047       $   7,336,681       $  16,449,457       $  14,942,550
    Personal care                               8,288,627           7,987,994          16,390,519          15,982,036
                                          -----------------    ---------------     ---------------     ---------------
                                               16,396,674          15,324,675          32,839,976          30,924,586
Adult day care                                  5,894,183           6,511,888          11,435,625          12,429,622
                                          -----------------    ---------------     ---------------     ---------------
                                            $   22,290,857       $ 21,836,563       $  44,275,601       $  43,354,208
                                          =================    ===============     ===============     ===============
 Operating Income

Home Health Care
    Visiting nurses                        $    1,305,639       $   1,151,774       $   2,813,815       $   2,421,508
    Personal care                                 768,089             952,146           1,546,294           1,977,009
                                          -----------------    ---------------     ---------------     ---------------
                                                2,073,728           2,103,920           4,360,109           4,398,517
Adult day care                                    366,644             439,748             232,455             311,904
                                          -----------------    ---------------     ---------------     ---------------
                                                2,440,372           2,543,668           4,592,564           4,710,421
Unallocated corporate expenses                  1,656,882           1,544,775           3,168,380           3,143,521
                                          -----------------    ---------------     ---------------     ---------------
  Operating income                         $      783,490       $     998,893       $   1,424,184       $   1,566,900
                                          =================    ===============     ===============     ===============

4.      Capitalized Software Development Costs

Consistent with AICPA Statement of Position 98-1, the Company capitalizes the cost of internally generated computer software developed for the Company's own use. Software development costs of approximately $46,000 and $230,000 were capitalized in the three months ended June 30, 2004 and 2003, respectively, and $88,000 and $530,000 in the six months ending June 2004 and 2003, respectively. Capitalized software development costs are amortized over a three-year period following the initial implementation of the software.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

5.       Revolving Credit Facility

In March 2004, the Company renewed its $22.5 million credit facility with Bank One Kentucky NA with a new expiration date of June 30, 2006. The credit facility bears interest at the bank's prime rate plus a margin (ranging from -0.75% to -0.25%, currently -0.5%) dependent upon total leverage and is secured by substantially all assets and the stock of the Company's subsidiaries. The weighted average interest rates were 3.77% and 4.25% for the quarters ended June 30, 2004 and 2003, respectively, and 3.86% and 4.25% for the six months ended June 30, 2004 and 2003, respectively. The interest rate in effect at June 30, 2004 was 3.5%. The Company pays a commitment fee of 0.25% per annum on the unused facility balance. Borrowings are available equal to the greater of: a) a multiple of earnings before interest, taxes, depreciation and amortization (as defined) or b) an asset based formula, primarily based on accounts receivable. Borrowings under the facility may be used for working capital, capital expenditures, acquisitions, development and growth of the business and other corporate purposes. As of June 30, 2004 the formula permitted approximately $16.6 million to be used, of which approximately $9.4 million was outstanding. Additionally, an irrevocable letter of credit, totaling $3.6 million, was outstanding in connection with the Company's self-insurance programs. Thus, a total of $13.0 million was either outstanding or committed as of June 30, 2004 while an additional $3.6 million was available for use. The Company's revolving credit facility is subject to various financial covenants. As of June 30, 2004, the Company was in compliance with the covenants. Under the most restrictive of the Company's covenants, the Company is required to maintain minimum net worth of at least $10,500,000.

In July 2004 the irrevocable letter of credit related to the Company's self insurance programs was increased to $4.2 million.

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

                                                     Three Months Ended                          Six Months Ended
                                             June 30, 2004          June 30, 2003           June 30, 2004          June 30, 2003
                                          --------------------    --------------------     ------------------     ------------------

Net income as reported                    $           394,685     $          489,659       $        696,047       $        728,128
Pro forma  stock-based  compensation
  expense, net of tax                                     444                 16,048                   887                  32,095
                                          --------------------    --------------------     ------------------     ------------------
Pro forma net income                      $           394,241     $          473,611       $       695,160        $        696,033
                                          ====================    ====================     ==================     ==================

Earnings per common share:
  Basic - as reported                     $              0.17     $             0.21       $          0.30        $           0.32
  Basic - pro forma                       $              0.17     $             0.21       $          0.30        $           0.30
  Diluted - as reported                   $              0.15     $             0.20       $          0.27        $           0.29
  Diluted - proforma                      $              0.15     $             0.19       $          0.27        $           0.28


7.       Earnings Per Common Share

There were no adjustments required to be made to net income for purposes of computing basic and diluted earnings per common share. A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted earnings per common share is as follows:

                                                       Three Months Ended                               Six Months Ended
                                             June 30, 2004          June 31, 2003          June 31, 2004         June 31, 2003
                                           -------------------    -------------------    ------------------    ------------------
Shares used to compute basic
  earnings per  common share -
  weighted average shares
  outstanding                                     2,299,000              2,296,527             2,297,763             2,292,996
Dilutive effect of stock options                    253,978                192,939               256,152               191,767
                                           -------------------    -------------------    ------------------    ------------------
Shares used to compute diluted
  earnings per common share                       2,552,978              2,489,466             2,553,915             2,484,763
                                           ===================    ===================    ==================    ==================


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

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against the Company by various claimants. The claims are in various stages of processing and some may ultimately be brought to trial. The Company is aware of incidents that have occurred through June 30, 2004 that may result in the assertion of additional claims. The Company carries insurance coverage for this exposure; however, its deductible per claim increased from $5,000 to $25,000 effective July 1, 2001 and to $250,000 effective April 1, 2003.

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


The Company believes that its present insurance coverage is adequate. The Company believes that the design of its insurance programs and the levels of its deductibles and stop-loss limits are currently appropriate given market conditions. However, they do make the Company's claims expenses and thus its total insurance costs more susceptible to material volatility in the short term than would be the case in a fully insured environment.

The Company continues to contemplate alternatives available in the management of total insurance costs including potentially accepting additional self-insurance claims risk in lieu of higher premium costs.


Total premiums, excluding the Company's exposure to claims and deductibles, for all its non-health insurance programs increased to approximately $3.5 million for the contract year ending March 31, 2005 as compared to approximately $2.8 million for the contract year ended March 31, 2004.

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

Kentucky Transportation Litigation

Prior to July 1, 2002, the Commonwealth of Kentucky managed its Medicaid transportation program internally. Effective July 1, 2002 the Commonwealth contracted with an independent broker (the Broker) for the management of the program in the Louisville KY area. The Broker then contracted with the Company, among others, for the provision of transportation services to Medicaid beneficiaries. The Company's services pursuant to the contract were limited to transportation of Medicaid beneficiaries who also attended the Company's in-center adult day care programs. The Broker almost immediately began to encounter significant financial difficulties and paid the Company for only a small portion of the amounts due for services rendered. On October 22, 2002, three of the Broker's other contracted providers filed a motion with the US Bankruptcy Court to liquidate the Broker under Chapter 7 of the Federal Bankruptcy Code. On November 25, 2002, the Broker voluntarily chose to convert its bankruptcy status to a Chapter 11 voluntary reorganization.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2004 Compared with Three Months Ended June 30, 2003


                Consolidated                         2004                          2003                        Change
                ------------
                                       --------------------------------------------------------------------------------
                                           Amount        % Rev            Amount      % Rev          Amount           %
                                       --------------------------------------------------------------------------------

Net revenues:
  Home Health Care         VN          $ 8,108,047          36.4%  $     7,336,681         33.6%  $      771,366      10.5%
                           PC            8,288,627          37.2%        7,987,994         36.6%         300,633       3.8%
                                       ----------------            ------------------             ---------------
                                        16,396,674          73.6%       15,324,675         70.2%       1,071,999       7.0%
  Adult Day Care                         5,894,183          26.4%        6,511,888         29.8%        (617,705)     -9.5%
                                       ----------------            ------------------             ---------------
                                       $22,290,857         100.0%  $    21,836,563        100.0%  $      454,294       2.1%
                                       ================            ==================             ===============
Operating income
  Home Health Care         VN          $ 1,305,639          16.1%  $     1,151,774         15.7%  $      153,865      13.4%
                           PC              768,089           9.3%          952,146         11.9%        (184,057)    -19.3%
                                       ----------------            ------------------             ---------------
                                         2,073,728          12.6%        2,103,920         13.7%         (30,192)     -1.4%
  Adult Day Care                           366,644           6.2%          439,748          6.8%         (73,104)    -16.6%
                                       ----------------            ------------------             ---------------
                                         2,440,372          10.9%        2,543,668         11.6%        (103,296)     -4.1%
Unallocated corporate expenses           1,656,882           7.4%        1,544,775          7.1%         112,107       7.3%
                                       ----------------            ------------------             ---------------
Income before interest expense
   and income taxes                        783,490           3.5%          998,893          4.6%        (215,403)    -21.6%

Facility gains (losses)                     (2,566)          0.0%          (14,314)        -0.1%          11,748     -82.1%

Interest expense                           123,116           0.6%          168,481          0.8%         (45,365)    -26.9%

Income taxes                               263,123           1.2%          326,439          1.5%         (63,316)    -19.4%
                                       ----------------            ------------------             ---------------
Net income                             $   394,685           1.8%  $       489,659          2.2%  $      (94,974)    -19.4%
                                       ================            ==================             ===============

Our VN operations revenues and operating income grew significantly during the quarter offsetting lower performance in the ADC segment. Our net revenues increased approximately $454,000 or 2.1% with over 10% growth in VN, and 4% growth in PC offsetting a 10% decline in ADC. ADC centers closed in late 2003 accounted for approximately $382,000 of the ADC revenue decline.

The effective income tax rate was approximately 40% of income before income taxes for 2004 and 2003.


Insurance costs continue to affect the profitability of our operations. Total insurance costs, including employee health, workers compensation, automobile, property, general liability and professional liability, including claims and premiums were 8.2% of revenues in 2004 as compared to 7.5% of revenues in 2003.

Unallocated corporate expenses in the quarter ended June 30, 2004 included $104,000 of costs of a successful union defense in one of the Company's personal care locations.



Visiting Nurse (VN) Segment-Three Months

                                                                          Three Months Ended June 30,
                                        ------------------------- ---------------------------- -------------------------
                                                  2004                       2003                       Change
                                        ------------------------- ---------------------------- -------------------------
                                          Amount       % Rev          Amount         % Rev       Amount           %
                                        ------------- ----------- ---------------- ----------- --------------- ---------

  Net revenues                          $  8,108,047      100.0%  $     7,336,681      100.0%  $    771,366       10.5%
  Cost of services                         6,210,511       76.6%        5,507,979       75.1%       702,532       12.8%
  General & administrative                   462,807        5.7%          497,238        6.8%       (34,431)      -6.9%
  Depreciation & amortization                  7,524        0.1%           29,112        0.4%       (21,588)     -74.2%
  Uncollectible accounts                     121,566        1.5%          150,578        2.1%       (29,012)     -19.3%
                                        -------------             ----------------             ---------------
  Operating income                      $  1,305,639       16.1%  $     1,151,774       15.7%  $    153,865       13.4%
                                        =============             ================             ===============

  Admissions                                   2,653                        2,410                       243       10.1%
  Patient months of care                       6,765                        6,260                       505        8.1%
  Revenue per patient month             $      1,199              $         1,172              $         27        2.3%
  Cost of services per patient month    $        918              $           880              $         38        4.3%
  Billable visits                             64,560                       59,801                     4,759        8.0%


VN contribution for the quarter was $1.3 million versus $1.2 million last year. Admissions grew about 10% over the prior year while patient months increased 8% reflecting a reduction in the average length of stay. Visits grew at the same rate as patient months reflecting no change in utilization. Revenue per patient month increased 2.3% primarily due to higher Medicare rates between periods. Operating costs per patient month increased about 4% as increased staffing and insurance costs were only partially offset by increased volumes. In March 2004, we received Medicare certification for a new start-up agency in Melbourne FL. In April 2004, we received Medicare certification for a new start-up agency in Bradenton FL. These operations had no material effect on operating results for the quarter ended June 30, 2004.



Personal Care (PC) Segment-Three Months

                                                                          Three Months Ended June 30
                                      --------------------------- --------------------------- -------------------------
                                                 2004                        2003                      Change
                                      --------------------------- --------------------------- -------------------------
                                          Amount        % Rev         Amount         % Rev        Amount         %
                                      ---------------- ---------- ---------------- ---------- --------------- ---------

  Net revenues                        $     8,288,627     100.0%  $     7,987,994     100.0%  $     300,633       3.8%
  Cost of services                          7,198,111      86.8%        6,807,764      85.2%        390,347       5.7%
  General & administrative                     96,386       1.2%           46,101       0.6%         50,285     109.1%
  Depreciation & amortization                  11,689       0.1%           10,590       0.1%          1,099      10.4%
  Uncollectible accounts                      214,352       2.6%          171,393       2.1%         42,959      25.1%
                                      ----------------            ----------------            ---------------
  Operating income                    $       768,089       9.3%  $       952,146      11.9%  $    (184,057)    -19.3%
                                      ================            ================            ===============

  Admissions                                      616                         785                      (169)    -21.5%
  Patient months of care                        9,171                       9,246                       (75)     -0.8%
  Patient days of care                        115,041                     111,006                     4,035       3.6%
  Billable hours                              463,404                     439,309                    24,095       5.5%
  Revenue per billable hour           $         17.89                     $ 18.18             $       (0.29)     -1.6%


PC contribution for the quarter was about $768,000 versus $952,000 last year. Patient days and billable hours both increased despite a decline in admissions reflecting increased length of stay and increased utilization of services per patient. Revenue per billable hour decreased 1.6% from prior year primarily due to changes in mix. General and administrative expenses in total and as a percentage of revenues increased due to our management reorganization which added staff to the PC management team.


Adult Day Care (ADC) Segment-Three Months

                                                                          Three Months Ended June 30 ,
                                      ---------------------------- ---------------------------- -------------------------
                                                 2004                         2003                       Change
                                      ---------------------------- ---------------------------- -------------------------
                                          Amount        % Rev          Amount         % Rev         Amount         %
                                      ---------------- ----------- ---------------- ----------- --------------- ---------

  Net revenues                            $ 5,894,183       100.0% $     6,511,888      100.0%  $    (617,705)     -9.5%
  Cost of services                          4,998,027       84.8%        5,244,963       80.5%       (246,936)     -4.7%
  General & administrative                    229,815        3.9%          464,208        7.1%       (234,393)    -50.5%
  Depreciation & amortization                 214,787        3.6%          216,558        3.3%         (1,771)     -0.8%
  Uncollectible accounts                       84,910        1.4%          146,411        2.2%        (61,501)    -42.0%
                                      ----------------             ----------------             ---------------
  Operating income                        $   366,644        6.2%  $       439,748        6.8%  $     (73,104)    -16.6%
                                      ================             ================             ===============

  Admissions                                      357                          282                         75      26.6%
  Patients months of care                       5,701                        6,077                       (376)     -6.2%
  Patient days of care                         86,180                       93,924                     (7,744)     -8.2%

  Revenue per patient day                 $     68.39              $         69.33              $       (0.94)     -1.4%

  ADC in-center averages:
    Weekday attendance                          1,189                        1,282                        (93)     -7.3%
    Center capacity                             1,564                        1,804                       (240)    -13.3%
    Center occupancy rate                       76.0%                        71.1%                        4.9%      6.9%



ADC days sold decreased from the prior year largely due to the closure of certain centers. The closure of centers located in Frankfort KY, Evansville IN, and Lanham MD reduced days sold by 5,849 or 6.2%. On a same-store basis, days sold decreased 1,895 or about 2.2%. We believe the decline in same-store days sold is a result of efforts by the Kentucky and Maryland Medicaid programs to constrain Medicaid expenditures. Revenue per day declined about 1.4% due to lower Kentucky Medicaid transportation rates. As a result, on a same store basis revenues declined $236,000. Late in the quarter ended June 30, 2004, we closed our Towson MD center.

ADC operating income was unfavorably impacted by lower days sold and decreased KY reimbursement rates, partially offset by lower general and administrative expenses. Operating income in 2004 included $103,000 of losses on stores no longer in operation as of July 1, 2004.


General and administrative expenses declined by over $234,000 as a result of down-sizing actions we took over the course of 2003 and 2004.


Effective July 1, 2004, the Maryland Medicaid program implemented a rate increase of 2.7%. Approximately 48% of our ADC segment revenues were derived from the Maryland Medicaid program in the quarter ended June 30, 2004.

Six Months Ended June 30, 2004 Compared with Six Months Ended June 30, 2003

                Consolidated                         2004                          2003                        Change
                ------------
                                       ---------------- ---------- ------------------ ----------- -------------- -----------
                                           Amount        % Rev            Amount      % Rev          Amount          %
                                       ---------------- ---------- ------------------ ----------- -------------- -----------

Net revenues:
  Home Health Care         VN          $ 16,449,457         37.2%  $    14,942,550         34.5%  $  1,506,907        10.1%
                           PC            16,390,519         37.0%       15,982,036         36.9%       408,483         2.6%
                                       ----------------            ------------------             --------------
                                         32,839,976         74.2%       30,924,586         71.3%     1,915,390         6.2%
  Adult Day Care                         11,435,625         25.8%       12,429,622         28.7%      (993,997)       -8.0%
                                       ----------------            ------------------             --------------
                                       $ 44,275,601        100.0%  $    43,354,208        100.0%  $    921,393         2.1%
                                       ================            ==================             ==============
Operating income
  Home Health Care         VN          $  2,813,815         17.1%  $     2,421,508         16.2%  $    392,307        16.2%
                           PC             1,546,294          9.4%        1,977,009         12.4%      (430,715)      -21.8%
                                       ----------------            ------------------             --------------
                                          4,360,109         13.3%        4,398,517         14.2%       (38,408)       -0.9%
  Adult Day Care                            232,455          2.0%          311,904          2.5%       (79,449)      -25.5%
                                       ----------------            ------------------             --------------
                                          4,592,564         10.4%        4,710,421         10.9%      (117,857)       -2.5%
Unallocated corporate expenses            3,168,380          7.2%        3,143,521          7.3%        24,859         0.8%
                                       ----------------            ------------------             --------------
Income before interest expense
   and income taxes                       1,424,184          3.2%        1,566,900          3.6%      (142,716)       -9.1%

Facility gains (losses)                       3,854          0.0%          (11,709)         0.0%        15,563      -132.9%
Interest expense                            267,959          0.6%          341,644          0.8%       (73,685)      -21.6%
 ncome taxes                                464,032          1.0%          485,419          1.1%       (21,387)       -4.4%
                                       ----------------            ------------------             --------------
Net income                             $    696,047          1.6%  $       728,128          1.7%  $    (32,081)       -4.4%
                                       ================            ==================             ==============


Our VN operations revenues and operating income grew significantly during the six months offsetting lower performance in the ADC segment. Our net revenues increased approximately $921,000 or 2.1% with over 10% growth in VN, and 3% growth in PC offsetting a 8% decline in ADC. ADC centers closed in late 2003 accounted for approximately $760,000 of the ADC revenue decline.


The effective income tax rate was approximately 40% of income before income taxes for 2004 and 2003.


As noted in the quarterly discussion, insurance costs continue to affect the profitability of our operations. Total insurance costs, including employee health, workers compensation, automobile, property, general liability and professional liability, including claims and premiums were 7.7% of revenues in 2004 as compared to 7.1% of revenues in 2003.


Visiting Nurse (VN) Segment-Six Months Ended June 30, 2004 Compared with Six Months Ended June 30, 2003

                                       ------------------------- ---------------------------- -------------------------
                                                 2004                       2003                       Change
                                       ------------------------- ---------------------------- -------------------------
                                         Amount        % Rev         Amount         % Rev       Amount           %
                                       -------------- ---------- ---------------- ----------- --------------- ---------

  Net revenues                         $ 16,449,457      100.0%  $    14,942,550      100.0%  $  1,506,907       10.1%
  Cost of services                       12,412,930       75.5%       11,119,969       74.4%     1,292,961       11.6%
  General & administrative                  953,753        5.8%        1,017,517        6.8%       (63,764)      -6.3%
  Depreciation & amortization                14,218        0.1%           61,064        0.4%       (46,846)     -76.7%
  Uncollectible accounts                    254,741        1.5%          322,492        2.2%       (67,751)     -21.0%
                                       --------------            ----------------             ---------------
  Operating income                     $  2,813,815       17.1%  $     2,421,508       16.2%  $    392,307       16.2%
                                       ==============            ================             ===============

  Admissions                                  5,377                        4,888                       489       10.0%
  Patient months of care                     13,426                       12,498                       928        7.4%
  Revenue per patient month            $      1,225              $         1,196              $         29        2.5%
  Cost of services per patient month   $        925              $           890              $         35        3.9%
  Billable visits                           128,469                      119,959                     8,510        7.1%



VN contribution for the six months ended June 30, 2004 was $2.8 million versus $2.4 million last year. Admissions grew about 10% over the prior year while patient months increased 7% reflecting a reduction in the average length of stay. Visits grew at about the same rate as patient month reflecting no significant change in utilization. Revenue per patient month increased about 2.5% primarily due to higher Medicare rates between periods. Operating costs per patient month also increased about 4% as increased staffing and insurance costs were only partially offset by increased volumes. In March 2004, the Company received Medicare certification for a new start-up agency in Melbourne FL. In April 2004, the Company received Medicare certification for a new start-up agency in Bradenton FL. These operations had no material effect on operating results for the quarter ended June 30, 2004.



Personal Care (PC) Segment-Six Months

                                                                           Six Months Ended June 30
                                      --------------------------- --------------------------- -------------------------
                                                 2004                        2003                      Change
                                      --------------------------- --------------------------- -------------------------
                                           Amount        % Rev         Amount         % Rev        Amount         %
                                      ---------------- ---------- ---------------- ---------- --------------- ---------

  Net revenues                        $    16,390,519     100.0%  $    15,982,036     100.0%  $     408,483       2.6%
  Cost of services                         14,216,133      86.7%       13,704,574      85.7%        511,560       3.7%
  General & administrative                    183,241       1.1%           75,289       0.5%        107,952     143.4%
  Depreciation & amortization                  23,414       0.1%           21,914       0.1%          1,500       6.8%
  Uncollectible accounts                      421,437       2.6%          203,250       1.3%        218,187     107.3%
                                      ----------------            ----------------            ---------------
   Operating income                    $    1,546,294       9.4%  $     1,977,009      12.4%  $    (430,715)    -21.8%
                                      ================            ================            ===============

  Admissions                                    1,319                       1,430                      (111)     -7.8%
  Patient months of care                       18,138                      18,514                      (376)     -2.0%
  Patient days of care                        227,633                     219,660                     7,973       3.6%
  Billable hours                              911,557                     880,989                    30,568       3.5%
  Revenue per billable hour            $        17.98              $        18.14              $      (0.16)     -0.9%


PC contribution for the six months ended June 30, 2004 was about $1.5 million versus $2.0 million last year. Patient days and billable hours both increased despite a decline in admissions reflecting increased length of stay and increased utilization of services per patient. Revenue per billable hour decreased 0.9% from prior year primarily due to changes in mix. General administrative expenses in total and as a percentage of revenues increased due to our management reorganization which added staff to the PC management team. Our provision for uncollectible accounts in PC in the six months ended June 30, 2004 was lower than in the six months of the prior year primarily due to an unusually low provision for uncollectible accounts in the prior year.


Adult Day Care (ADC) Segment-Six Months

                                                                           Six Months Ended June 30
                                      ---------------------------- ---------------------------- -------------------------
                                                 2004                         2003                       Change
                                      ---------------------------- ---------------------------- -------------------------
                                          Amount        % Rev          Amount         % Rev         Amount         %
                                      ---------------- ----------- ---------------- ----------- --------------- ---------

  Net revenues                        $    11,435,625      100.0% $     12,429,622      100.0%  $    (993,997)     -8.0%
  Cost of services                          9,992,937       87.4%       10,351,422       83.3%       (358,485)     -3.5%
  General & administrative                    442,411        3.9%        1,002,075        8.1%       (559,664)    -55.9%
  Depreciation & amortization                 428,948        3.8%          441,399        3.6%        (12,451)     -2.8%
  Uncollectible accounts                      338,874        3.0%          322,822        2.6%         16,052       5.0%
                                      ----------------             ----------------             ---------------
  Operating income                    $       232,455        2.0% $        311,904        2.5%  $     (79,449)    -25.5%
                                      ================             ================             ===============

  Admissions                                      665                          551                        114      20.7%
  Patients months of care                      11,227                       12,057                       (830)     -6.9%
  Patient days of care                        166,436                      177,870                    (11,434)     -6.4%

  Revenue per patient day             $         68.71              $         69.88               $      (1.17)     -1.7%

  ADC in-center averages:
    Weekday attendance                          1,153                        1,237                        (84)     -6.8%
    Center capacity                             1,557                        1,797                       (240)    -13.4%
    Center occupancy rate                       74.1%                        68.8%                        5.3%      7.6%



ADC days sold decreased from the prior year due to the closure of certain centers during 2003. The closure of centers located in Frankfort KY, Evansville IN, and Lanham MD reduced days sold by 11,365 or 6.4%. Revenue per day declined about 1.7% due to lower Kentucky Medicaid transportation rates. As a result, on a same store basis revenues declined $237,000.

ADC operating income was unfavorably impacted by lower days sold and decreased KY reimbursement rates, partially offset by lower general and administrative expenses. Operating income in 2004 included $132,000 of losses on stores no longer in operation as of July 1, 2004.


General and administrative expenses declined by over $560,000 as a result of down-sizing actions we took over the course of 2003 and 2004.

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

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against us by various claimants. The claims are in various stages of processing and some may ultimately be brought to trial. We are aware of incidents that have occurred through June 30, 2004 that may result in the assertion of additional claims. We carry insurance coverage for this exposure; however, our deductible per claim increased from $5,000 to $25,000 effective July 1, 2001 and to $250,000 effective April 1, 2003.

We record estimated liabilities for our insurance programs based on information provided by the third-party plan administrators, historical claims experience, the life cycle of claims, expected costs of claims incurred but not paid, and expected costs to settle unpaid claims. We monitor our estimated insurance-related liabilities on a quarterly basis. As facts change, it may become necessary to make adjustments that could be material to the results of operations and financial condition.


We believe that our present insurance coverage is adequate. We believe that the design of our insurance programs and the levels of our deductibles and stop-loss limits are currently appropriate given market conditions. However, they do make our claims expenses and thus our total insurance costs more susceptible to material volatility in the short term than would be the case in a fully insured environment.

We continue to contemplate alternatives available in the management of total insurance costs including potentially accepting additional self-insurance claims risk in lieu of higher premium costs.

Total premiums, excluding our exposure to claims and deductibles, for all our non-health insurance programs increased to approximately $3.5 million for the contract year ending March 31, 2005 as compared to approximately $2.8 million for the contract year ended June 30, 2004.

Liquidity and Capital Resources

Revolving Credit Facility

In March 2004 we renewed our $22.5 million credit facility with Bank One Kentucky NA with a new expiration date of June 30, 2006. The credit facility bears interest at the bank's prime rate plus a margin (ranging from -0.75% to -0.25%, currently -0.5%) dependent upon total leverage and is secured by substantially all assets and the stock of our subsidiaries. The weighted average interest rates were 3.77% and 4.25% for the quarters ended June 30, 2004 and 2003, respectively, and 3.86% and 4.25% for the six months ended June 30, 2004 and 2003, respectively. The interest rate in effect at June 30, 2004 was 3.5%. We pay a commitment fee of 0.25% per annum on the unused facility balance. Borrowings are available equal to the greater of: a) a multiple of earnings before interest, taxes, depreciation amortization (as defined) or b) an asset based formula, primarily based on accounts receivable. Borrowings under our facility may be used for working capital, capital expenditures, acquisitions, development and growth of the business and other corporate purposes. As of June 30, 2004 the formula permitted approximately $16.6 million to be used, of which approximately $9.4 million was outstanding. Additionally, an irrevocable letter of credit, totaling $3.6 million, was outstanding in connection with our self-insurance programs. Thus, a total of $13.0 million was either outstanding or committed as of June 30, 2004 while an additional $3.6 million was available for use. Our revolving credit facility is subject to various financial covenants. As of June 30, 2004, we were in compliance with our covenants. Under the most restrictive of our covenants, we are required to maintain minimum net worth of at least $10,500,000.

In July 2004 the irrevocable letter of credit related to our self insurance programs was increased to $4.2 million.

We have been notified by the Kentucky Medicaid program that we will receive approximately $1.4 million in collection of three year old cost report receivables in late August 2004. Additionally, we have a contract for the sale-lease back of our only real estate parcel that is expected to close in August 2004, the net proceeds of which is expected to be approximately $1 million.

Cash Flows
Key elements to the Consolidated Statements of Cash Flows for the six months ending June 30, 2004 and 2003 were:

Net Change in Cash and Cash Equivalents           2004                  2003
---------------------------------------   ------------------   -----------------
  Provided by (used in):
    Operating activities                  $      1,523,805     $      3,539,219
    Investing activities                          (352,427)            (617,930)
    Financing activities                        (1,558,667)           3,175,697)
                                          -------------------  -----------------
Net (decrease) increase in cash and cash  $       (387,289)    $       (254,408)
  equivalents                             ===================  =================


2004
Net cash provided by operating activities resulted principally from current period income, net of changes in accounts receivable, accounts payable and accrued expenses. Accounts receivable days revenues outstanding were 64 at June 30, 2004, and December 31, 2003. The increase in combined accounts payable and accrued liabilities resulted primarily from an increase in tax liabilities and employee benefits. Net cash used in investing activities resulted principally from improvements in our information systems. Net cash used in financing activities resulted primarily from repayments on our credit facility and payment of capital lease and debt obligations.

2003
Net cash provided by operating activities resulted principally from current period income, net of changes in accounts receivable, accounts payable and accrued expenses. Accounts receivable days revenues outstanding were 65 at June 30, 2003, down from 80 at December 31, 2002 due primarily to the collection of Medicare cost report settlements. Net cash used in investing activities resulted principally from improvements in information systems and replacement capital expenditures in the Company's operations net of cash received from the sale of an asset. Net cash used by financing activities resulted primarily from net repayments on the Company's revolving credit facility and payment of capital lease obligations and term debt.

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

In May 2003, along with a group of other affected providers, we filed suit against the Commonwealth in Franklin Circuit Court seeking payment directly from the Commonwealth. The Commonwealth objected to the lawsuit on the basis of sovereign immunity and filed a motion to dismiss the lawsuit. In July 2003, a hearing on the motion to dismiss was held and at the judge's request written briefs were filed before the judge would make a decision. In August 2003, the motion to dismiss was granted and after discussion with legal counsel, an appeal of this decision was made to the Kentucky Court of Appeals. As of June 30, 2004 and December 31, 2003, the Broker owed us approximately $535,000, which amount is included in accounts receivable, net on the accompanying balance sheets. Although we currently believe we will be successful in ultimately collecting the amounts currently due us under this arrangement, there can be no assurance that such amounts will in fact be collected. Should it become evident in the future that a material amount will not be collectible, we will, at that time, record an additional provision for uncollectible accounts.

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

At June 30, 2004, a hypothetical 100 basis point increase in short-term interest rates would result in a reduction of approximately $95,000 in annual pre-tax earnings.

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

                  None

         Item 3.  Defaults Upon Senior Securities

                  None

         Item 4.  Submission of Matters to a Vote of Security Holders

                  (a) The regular annual meeting of the stockholders of Almost
                      Family, Inc. was held in Louisville, Kentucky on May 24, 2004, for the purpose of voting on the proposal described below.

                  (b) Proxies for the meeting were solicited pursuant to Section
                      14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's nominees for directors. All of the management's nominees for directors were elected as set for the in clause (c) below.

                   c) Two proposals were submitted to a vote of security holders as follows:

                        (1) The stockholders approved the election of the
                            following persons as directors of the Company:

       Name                     For                 Withheld
---------------------    -------------------    ----------------
William B. Yarmuth           2,023,829              14,187
Steven B. Bing               2,023,789              14,227
Donald G. McClinton          2,023,989              14,027
Tyree G. Wilburn             2,024,029              13,987
Jonathan D. Goldberg         2,024,029              13,987
Wayne T. Smith               2,024,029              13,987
W. Earl Reed, III            2,023,989              14,027


                        (2) The stockholders approved the proposal to ratify the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2004 as follows:

     For                Against            Abstain         Broker Non-Votes
----------------    -----------------  ----------------   --------------------
   2,023,703             13,783               530                 0


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

         (b) Reports on Form 8-K

                  The Company filed a Form 8-K dated May 14, 2004, Item 12, to report the issuance of a press release announcing its operating results for the three months ended March 31, 2004.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 16, 2004

                                              ALMOST FAMILY, INC.

                                              BY  /s/ William B. Yarmuth
                                                  -----------------------
                                                  William B. Yarmuth,
                                                  Chairman of the Board,
                                                   President and Chief Executive
                                                   Officer


                                              BY  /s/ C. Steven Guenthner
                                                  -----------------------
                                                  C. Steven Guenthner,
                                                  Senior Vice President and
                                                  Chief Financial Officer