Form 10-Q
period 2004-09-30
ALMOST FAMILY INC
filed 2004-11-12
CIK 799231

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q



    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

                      Class of Common Stock $.10 par value

                Shares outstanding at November 12, 2004 2,299,830

                      ALMOST FAMILY, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX





Part I.  Financial Information................................................3

     Item 1.  Financial Statements............................................3

              Consolidated Balance Sheets as of September 30, 2004 and
              December 31, 2003...............................................3

              Consolidated Statements of Income for the Three Months Ending
              September 30, 2004 and September 30, 2003.......................4

              Consolidated Statements of Income for the Nine Months Ending
              September 30, 2004 and September 30, 2003.......................5

              Consolidated Statements of Cash Flows for the Nine months ended
              September 30, 2004 and 2003.....................................6

              Notes to Interim Consolidated Financial Statements..............7

     Item 2.  Managements's Discussion and Analysis of Financial Condition and
              Results of Operations..........................................14

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....29

     Item 4.  Controls and Procedures........................................30

Part II.  Other Information..................................................31

     Item 1.  Legal Proceedings..............................................31

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds....31

     Item 3.  Defaults Upon Senior Securities................................31

     Item 4.  Submission of Matters to a Vote of Security Holders............31

     Item 5.  Other Information..............................................31

     Item 6.  Exhibits.......................................................32

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                       INTERIM CONSOLIDATED BALANCE SHEETS


                                                                          September 30,           December 31,
                                   ASSETS                                     2004                    2004
                                                                        -------------------   -------------------
                                                                              (UNAUDITED)
   CURRENT ASSETS:
      Cash and cash equivalents                                         $        372,058      $        897,443
      Accounts receivable - net                                               13,382,580            15,334,659
      Prepaid expenses and other current assets                                  790,459               740,228
      Deferred tax assets                                                        821,590               863,611
                                                                        -------------------   -------------------
           TOTAL CURRENT ASSETS                                               15,366,687            17,835,941

   CASH HELD IN ESCROW (Note 8)                                                1,154,241             1,154,241

   PROPERTY AND EQUIPMENT - NET                                                6,434,618             7,519,506

   GOODWILL                                                                    6,335,783             6,335,783

   OTHER ASSETS                                                                  184,741               195,589
                                                                        -------------------   -------------------
                                                                        $     29,476,070      $     33,041,060
                                                                        ===================   ===================


                   LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES:
      Accounts payable                                                   $     2,216,360      $       2,376,045
    Accrued other liabilities                                                  5,503,225              5,481,130
      Current portion - capital leases and term debt                             575,957                225,578
                                                                         ------------------   --------------------
                                                                               8,295,542              8,082,753
                                                                         ------------------   --------------------

   LONG-TERM LIABILITIES:
      Revolving Credit Facility                                                6,114,651             10,891,423
      Capital leases                                                           1,219,710              1,085,178
      Acquisition notes payable                                                        -                300,000
     Deferred tax liabilities                                                     17,832                 61,328
      Other liabilities                                                          386,974                356,032
                                                                         ------------------   --------------------
             TOTAL LONG-TERM LIABILITIES                                       7,739,167             12,693,961
                                                                         ------------------   --------------------
             TOTAL LIABILITIES                                                16,034,709             20,776,714
                                                                         ------------------   --------------------

   COMMITMENTS AND CONTINGENCIES (Note 8)

   STOCKHOLDERS' EQUITY:
        Common stock, par value $0.10; authorized 10,000,000 shares;
          3,409,874 and 3,394,874 issued                                         340,990                339,490
        Treasury stock, at cost, 1,096,783 and 1,096,783 shares               (7,772,048)            (7,772,048)
        Additional paid-in capital                                            26,514,144             26,439,304
        Accumulated deficit                                                   (5,641,725)            (6,742,400)
                                                                         ------------------   --------------------
             TOTAL STOCKHOLDERS' EQUITY                                       13,441,361             12,264,346
                                                                         ------------------   --------------------
                                                                         $    29,476,070      $      33,041,060
                                                                         ==================   ====================






       See accompanying notes to interim consolidated financial statements

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                    INTERIM CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                   Three Months Ended
                                           ------------------------------------
                                             September 30,      September 30,
                                                 2004                2003
                                           ---------------     ----------------

    Net revenues                          $     22,107,734       $   21,649,757
    Cost of services                            18,525,200           18,157,144
    General and administrative expenses          1,601,603            1,895,047
    Depreciation and amortization expense          653,225              588,468
    Provision for uncollectible accounts           522,807              381,613
                                           -----------------    ----------------
    Income before interest expense and
      income taxes                                 804,899              627,485


    Other income (expense)
      Interest expense                            (113,228)            (155,241)
      Facility gains (losses)                            -                    -
                                           ------------------    ---------------
       Income before income taxes                  691,671              472,244

    Income tax expense                             287,044              188,898
                                           ------------------    ---------------
       Net income                          $       404,627       $      283,346
                                            =================    ===============

    Net income per common share:
      Basic                                $          0.18       $         0.12
      Diluted                              $          0.16       $         0.11

    Weighted average shares outstanding:
      Basic                                      2,303,918            2,296,527
      Diluted                                    2,555,930            2,555,081























            See accompanying notes to interim consolidated financial
                                  statements.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                    INTERIM CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                                                    Nine Months Ended
                                                                       ---------------------------------------
                                                                         September 30,          September 30,
                                                                             2004                   2003
                                                                       ------------------     ------------------

    Net revenues                                                     $    66,383,335         $      65,003,964
    Cost of services                                                      55,858,775                54,112,025
    General and administrative expenses                                    4,848,981                 5,647,489
    Depreciation and amortization expense                                  1,908,637                 1,819,888
    Provision for uncollectible accounts                                   1,537,859                 1,230,177
                                                                     -----------------        -----------------
    Income before interest expense and income taxes                        2,229,083                 2,194,385

    Other income (expense)
      Interest expense                                                      (381,187)                 (496,885)
      Facility gains (losses)                                                  3,854                   (11,709)
                                                                     -----------------        -----------------
       Income before income taxes                                          1,851,750                 1,685,791

    Income tax expense                                                       751,075                   674,317
                                                                     ------------------       -----------------
       Net income                                                    $     1,100,675          $      1,011,474
                                                                     ==================       =================

    Net income per common share:
      Basic                                                          $          0.48          $           0.44
      Diluted                                                        $          0.43          $           0.40

    Weighted average shares outstanding:
      Basic                                                                2,299,830                 2,294,182
      Diluted                                                              2,553,450                 2,524,060





















      See accompanying notes to interim consolidated financial statements.


                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                               Nine Months Ended
                                                               ------------------------------------------------
                                                                   September 30, 2004       September 30, 2003
                                                               ------------------------  ----------------------

   Cash flows from operating activities:
       Net income                                                $        1,100,675      $        1,011,474
   Adjustments to reconcile net income to net cash  provided
     by operating activities
           Depreciation and amortization                                  1,908,637               1,819,888
           Deferred income taxes                                             (1,474)                505,731
           Gain on sale of asset                                             (3,854)                 11,709
           Provision for uncollectible accounts                           1,537,859               1,230,177
                                                               ------------------------  ----------------------
                                                                          4,541,843               4,578,979
        Change in certain net assets:
         (Increase) decrease in:
           Accounts receivable                                              414,220               1,333,033
            Prepaid expenses and other current assets                       (50,230)               (184,126)
            Other assets                                                     10,848                 750,269
       Increase (decrease) in:
            Accounts payable and accrued liabilities                       (108,751)               (551,074)
            Other liabilities                                                30,941                (801,061)
                                                               ------------------------  ----------------------
            Net cash provided by operating activities                     4,838,871               5,126,020
                                                               ------------------------  ----------------------

   Cash flows from investing activities:
        Cash held in escrow                                                       -              (1,154,241)
        Capital expenditures                                               (453,104)             (1,245,630)
        Cash received from sale of asset                                      3,854                 149,469
                                                               ------------------------  ----------------------
          Net cash used in investing activities                            (449,250)             (2,250,402)
                                                               ------------------------  ----------------------

   Cash flows from financing activities:
        Net revolving credit facility (payments) borrowings              (4,776,772)             (3,053,021)
        Repurchase of common shares                                               -                 (65,896)
        Proceeds from stock option exercises                                 47,500                  76,150
        Principal payments on debt and capital leases                      (185,734)               (215,505)
                                                               ------------------------  ----------------------
           Net cash used in financing activities                         (4,915,006)             (3,258,272)
                                                               ------------------------  ----------------------

   Net (decrease) increase in cash and cash equivalents                    (525,385)               (382,654)

   Cash and cash equivalents at beginning of period                         897,443                 973,534
                                                               ------------------------  ----------------------
   Cash and cash equivalents at end of period                    $          372,058      $          590,880
                                                               ========================  ======================











      See accompanying notes to interim consolidated financial statements.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation

The accompanying interim consolidated financial statements for the three and nine months ended September 30, 2004 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. Accordingly, the reader of this Form 10-Q is referred to our Form 10-K for the year ended December 31, 2003 for further information. In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position at September 30, 2004 and the results of operations and cash flows for the nine months ended September 30, 2004 and 2003.

The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the operating results for the year.

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

Financial Statement Reclassifications

Certain amounts have been reclassified in the September 2003 consolidated financial statements and related notes in order to conform to the 2004 presentation. Such reclassifications had no effect on previously reported net income.

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

Certain general and administrative expenses incurred at the corporate level have not been allocated to the segments. The Company has service locations in Kentucky, Florida, Ohio, Maryland, Connecticut, Massachusetts, Indiana and Alabama (in order of revenue significance).

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

                                         Three Months Ended September 30,          Nine Month Ended September 30,
                                    ------------------------------------------------------------------------------
                                           2004                 2003                2004                 2003
                                    ------------------     ---------------     ---------------     ---------------

Net Revenues

Home Health Care
    Visiting nurses                  $       7,555,941      $   6,920,323       $  24,005,398       $  21,862,873
    Personal care                            8,479,334          8,056,132          24,869,853          24,038,168
                                    ------------------     ---------------     ---------------     ---------------
                                            16,035,275         14,976,455          48,875,251          45,901,041
Adult day care                               6,072,459          6,673,302          17,508,084          19,102,923
                                    ------------------     ---------------     ---------------     ---------------
                                     $      22,107,734      $  21,649,757       $  66,383,335       $  65,003,964
                                    ==================     ===============     ===============     ===============
Operating Income

Home Health Care
    Visiting nurses                  $         870,372      $     705,766       $   3,684,187       $   3,127,274
    Personal care                              883,563            913,512           2,429,857           2,890,521
                                    ------------------     ---------------     ---------------     ---------------
                                             1,753,935          1,619,278           6,114,044           6,017,795
Adult day care                                 626,469            668,753             858,924             980,656
                                    ------------------     ---------------     ---------------     ---------------
                                             2,380,404          2,288,031           6,972,968           6,998,451
Unallocated corporate expenses               1,575,505          1,660,546           4,743,885           4,804,066
                                    ------------------     ---------------     ---------------     ---------------
  Operating income                   $         804,899      $     627,485       $   2,229,083       $   2,194,385
                                    ==================     ===============     ===============     ===============

4.      Capitalized Software Development Costs

Consistent with AICPA Statement of Position 98-1, the Company capitalizes the cost of internally generated computer software developed for the Company's own use. Software development costs of approximately $50,000 and $243,000 were capitalized in the three months ended September 30, 2004 and 2003, respectively, and $138,000 and $773,000 in the nine months ending September 30, 2004 and 2003, respectively. Capitalized software development costs are amortized over a three-year period following the initial implementation of the software.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

5.       Revolving Credit Facility

In March 2004, the Company renewed its $22.5 million credit facility with Bank One Kentucky NA with a new expiration date of June 30, 2006. The credit facility bears interest at the bank's prime rate plus a margin (ranging from -0.75% to -0.25%, currently -0.5%) dependent upon total leverage and is secured by substantially all assets and the stock of the Company's subsidiaries. The weighted average interest rates were 3.97% and 4.00% for the quarters ended September 30, 2004 and 2003, respectively, and 3.89% and 4.18% for the nine months ended September 30, 2004 and 2003, respectively. The interest rate in effect at September 30, 2004 was 4.25%. The Company pays a commitment fee of 0.25% per annum on the unused facility balance. Borrowings are available equal to the greater of: a) a multiple of earnings before interest, taxes, depreciation and amortization (as defined) or b) an asset based formula, primarily based on accounts receivable. Borrowings under the facility may be used for working capital, capital expenditures, acquisitions, development and growth of the business and other corporate purposes. As of September 30, 2004, the formula permitted approximately $17.4 million to be used, of which approximately $6.1 million was outstanding. Additionally, an irrevocable letter of credit, totaling $4.2 million, was outstanding in connection with the Company's self-insurance programs. Thus, a total of $10.3 million was either outstanding or committed as of September 30, 2004 while an additional $7.1 million was available for use. The Company's revolving credit facility is subject to various financial covenants. As of September 30, 2004, the Company was in compliance with the covenants. Under the most restrictive of the Company's covenants, the Company is required to maintain minimum net worth of at least $10,500,000.

The Company received from the Kentucky Medicaid program $1.4 million in collection of three year old cost report receivables in late August 2004. In October 2004 the Company completed the sale-lease back of its only real estate parcel and received the net proceeds of approximately $1.1 million. As of October 31, 2004, the balance outstanding on the credit facility was approximately $3.9 million.


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

                                                Three Months Ended                              Nine Months Ended
                                       September 30,         September 30,            September 30,        September 30,
                                           2004                  2003                     2004                  2003
                                     ------------------     -----------------     ------------------     -----------------

Net income as reported               $        404,627       $       283,346       $     1,100,675        $      1,011,474
Pro forma stock-based com-
  pensation expense, net of tax                   444                16,048                 1,331                  48,143
                                     ------------------     -----------------     ------------------     -----------------
Pro forma net income                 $        404,183       $       267,298       $     1,099,344        $        963,331
                                     ==================     =================     ==================     =================

Earnings per common share:
  Basic - as reported                $           0.18       $          0.12       $          0.48        $           0.44
  Basic - pro forma                  $           0.18       $          0.12       $          0.48        $           0.42
  Diluted - as reported              $           0.16       $          0.11       $          0.43        $           0.40
  Diluted - proforma                 $           0.16       $          0.10       $          0.43        $           0.38



7.       Earnings Per Common Share

There were no adjustments required to be made to net income for purposes of computing basic and diluted earnings per common share. A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted earnings per common share is as follows:

                                                   Three Months Ended                               Nine Months Ended
                                         September 30,           September 30,           September 30,         September 30,
                                             2004                      2003                   2004                  2003
                                      -------------------    ------------------     ------------------    ------------------
Shares used to compute basic
  earnings per  common share -
   weighted average shares
   outstanding                               2,303,918              2,296,527             2,299,830             2,294,182
Dilutive effect of stock options               252,012                258,554               253,620               229,878
                                      -------------------    ------------------     ------------------    ------------------
Shares used to compute diluted
  earnings per common share                  2,555,930              2,555,081             2,553,450             2,524,060
                                      ===================    ==================     ==================    ==================

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

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against the Company by various claimants. The claims are in various stages of processing and some may ultimately be brought to trial. The Company is aware of incidents that have occurred through September 30, 2004 that may result in the assertion of additional claims. The Company carries insurance coverage for this exposure; however, its deductible per claim increased from $5,000 to $25,000 effective July 1, 2001 and to $250,000 effective April 1, 2003.

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

Kentucky Transportation Litigation

Prior to July 1, 2002, the Commonwealth of Kentucky managed its Medicaid transportation program internally. Effective July 1, 2002 the Commonwealth contracted with an independent broker (the Broker) for the management of the program in the Louisville KY area. The Broker then contracted with the Company, among others, for the provision of transportation services to Medicaid beneficiaries. The Company's services pursuant to the contract were limited to transportation of Medicaid beneficiaries who also attended the Company's in-center adult day care programs. The Broker almost immediately began to encounter significant financial difficulties and paid the Company for only a small portion of the amounts due for services rendered. On October 22, 2002, three of the Broker's other contracted providers filed a motion with the US Bankruptcy Court to liquidate the Broker under Chapter 7 of the Federal Bankruptcy Code. On November 25, 2002, the Broker voluntarily chose to convert its bankruptcy status to a Chapter 11 voluntary reorganization. On March 3, 2003, the Broker reconverted its case to a Chapter 7 liquidation proceeding.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


In May 2003, along with a group of other affected providers, the Company filed suit against the Commonwealth in Franklin Circuit Court seeking payment directly from the Commonwealth. The Commonwealth objected to the lawsuit on the basis of sovereign immunity (since the group did not have a direct contract with the Commonwealth) and filed a motion to dismiss the lawsuit. In July 2003, a hearing on the motion to dismiss was held and at the judge's request written briefs were filed before the judge would make a decision. In August 2003, the motion to dismiss was granted and after discussion with legal counsel, an appeal of this decision was made to the Kentucky Court of Appeals. On September 24, 2004 the appeals court affirmed the lower court's decision. In its decision, the Court indicated that the Company could pursue its claim at the Kentucky Board of Claims; such a claim would be limited to $200,000 in damages.

On June 26, 2004 a lawsuit was filed on behalf of the bankruptcy estate against the Commonwealth of Kentucky. The case alleges that the state misrepresented material facts about the contract that it signed with the Transportation Broker. The suit alleges that the Commonwealth intentionally under-funded the contract with the bankrupt Broker. Unlike the group of affected providers in the Franklin Court proceeding discussed above, the Broker did have a direct contract with the Commonwealth.

As of September 30, 2004 and December 31, 2003, the Broker owed the Company approximately $535,000, which amount is included in accounts receivable, net on the accompanying balance sheets. Based on discussions with legal counsel, the Company estimates that it will be able to recover approximately 80% of the claim if the lawsuit is successful. Accordingly, the Company has established a collectibility reserve of approximately $106,000 against the receivable in this case. Although the Company currently believes it will be successful in ultimately collecting the amounts currently due under this arrangement, there can be no assurance that such amounts will in fact be collected. Should it become evident in the future that a material amount will not be collectible, the Company will, at that time, record an additional provision for uncollectible accounts.

The Company's loan agreement the Company executed with its lender in March 2004 provides that the loss of either or both of the above litigation cases will be excluded from financial results for purposes of calculating borrowing availability or financial covenant compliance.

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

Certain general and administrative expenses incurred at the corporate level have not been allocated to the segments. The Company has service locations in Kentucky, Florida, Ohio, Maryland, Connecticut, Massachusetts, Indiana and Alabama (in order of revenue significance).

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

In addition to normal Florida seasonality, the Company experienced a decline in pre-tax income of approximately $180,000 directly related to four hurricanes impacting the VN segment in the State of Florida in the quarter ended September 30, 2004.

In our ADC segment, the quarters ended December and March typically generate lower operating income than the quarters ended June and September as the holiday season and winter weather tend to temporarily lower ADC in-center attendance.


RESULTS OF OPERATIONS

Three Months Ended September 30, 2004 Compared with Three Months Ended September 30, 2003

                Consolidated                         2004                          2003                    Change
                                       -------------------------------------------------------------------------------------
                                           Amount          % Rev            Amount       % Rev           Amount         %
                                       -------------------------------------------------------------------------------------
Net revenues:
  Home Health Care         VN          $    7,555,941       34.2%  $       6,920,323       32.0%  $      635,618       9.2%
                           PC               8,479,334       38.4%          8,056,132       37.2%         423,202       5.3%
                                       ----------------            ------------------             ---------------
                                           16,035,275       72.5%         14,976,455       69.2%       1,058,820       7.1%

  Adult Day Care                            6,072,459       27.5%          6,673,302       30.8%        (600,843)     -9.0%

                                       ----------------            ------------------             ---------------
                                       $   22,107,734      100.0%  $      21,649,757      100.0%  $      457,977       2.1%
                                       ================            ==================             ===============
Operating income
  Home Health Care         VN          $      870,372       11.5%  $         705,766       10.2%  $      164,606      23.3%
                           PC                 883,563       10.4%            913,512       11.3%         (29,949)     -3.3%
                                       ----------------            ------------------             ---------------
                                            1,753,935       10.9%          1,619,278       10.8%         134,657       8.3%

  Adult Day Care                              626,469       10.3%            668,753       10.0%         (42,284)     -6.3%
                                       ----------------            ------------------             ---------------
                                            2,380,404       10.8%          2,288,031       10.6%          92,373       4.0%

Unallocated corporate expenses              1,575,505        7.1%          1,660,546        7.7%         (85,041)     -5.1%
                                       ----------------            ------------------             ---------------
Income before interest expense
   and income taxes                           804,899        3.6%            627,485        2.9%         177,414      28.3%

Facility gains (losses)                             -        0.0%                  -        0.0%               -       0.0%
Interest expense                              113,228        0.5%            155,241        0.7%         (42,013)    -27.1%

Income taxes                                  287,044        1.3%            188,898        0.9%          98,146      52.0%
                                       ----------------            ------------------             ---------------
Net income                             $      404,627        1.8%  $         283,346        1.3%  $      121,281      42.8%
                                       ================            ==================             ===============

Our VN operations revenues and operating income grew significantly during the quarter offsetting lower performance in the ADC segment. Our net revenues increased approximately $458,000 or 2.1% with about 9% growth in VN, and 5% growth in PC offsetting a 9% decline in ADC. ADC centers closed in late 2003 accounted for approximately $617,000 of ADC revenue decline.

Four hurricanes hit the State of Florida in the quarter ended September 30, 2004. These hurricanes had the effect of reducing 2004 VN segment operating income by approximately $180,000, and net income and basic earnings per share by approximately $108,000 and $0.05 per share respectively.

The effective income tax rate was approximately 41% of income before income taxes for 2004 compared to 40% in 2003.

Visiting Nurse (VN) Segment-Three Months

                                                                      Three Months Ended September 30,
                                        ------------------------------------------------------------------------------
                                                  2004                       2003                       Change
                                        ------------------------------------------------------------------------------
                                           Amount       % Rev          Amount         % Rev       Amount           %
                                        ------------------------------------------------------------------------------

  Net revenues                          $  7,555,941      100.0% $     6,920,323      100.0%  $      635,618      9.2%
  Cost of services                         6,076,474      80.4%        5,557,355       80.3%         519,119      9.3%
  General & administrative                   489,537       6.5%          522,114        7.5%         (32,577)    -6.2%
  Depreciation & amortization                  8,476       0.1%            7,089        0.1%           1,387     19.6%
  Uncollectible accounts                     111,082       1.5%          127,999        1.8%         (16,917)   -13.2%
                                        -------------            ----------------             ---------------
  Operating income                      $    870,372      11.5%  $       705,766       10.2%  $      164,606     23.3%
                                        =============            ================             ===============

  Admissions                                   2,434                       2,241                         193      8.6%
  Patient months of care                       6,412                       5,934                         478      8.1%
  Revenue per patient month             $   1,178.41             $      1,166.22               $       12.19      1.0%
  Cost of services per patient month    $     947.67             $        936.53               $       11.14      1.2%
  Billable visits                             59,678                      56,189                       3,489      6.2%

VN contribution for the quarter was approximately $870,000 versus $706,000 last year, despite the effect of Florida hurricanes which lowered operating income by approximately $180,000 in the 2004 quarter. Admissions grew about 9% over the prior year while patient months increased 8%, reflecting a reduction in the average length of stay. Revenue per patient month increased 1.0% primarily due to higher Medicare rates between periods. Operating costs per patient month increased about 1.2% as increased staffing and insurance costs were only partially offset by increased volumes. In March 2004, we received Medicare certification for a new start-up agency in Melbourne FL. In April 2004, we received Medicare certification for a new start-up agency in Bradenton FL.
These startup agencies contributed approximately $350,000 of revenues and approximately $68,000 of operating income in the quarter ended September 30, 2004.

Personal Care (PC) Segment-Three Months

                                                              Three Months Ended September 30,
                                      -------------------------------------------------------------------------------
                                                 2004                        2003                      Change
                                      -------------------------------------------------------------------------------
                                          Amount        % Rev         Amount         % Rev        Amount         %
                                      -------------------------------------------------------------------------------


  Net revenues                        $     8,479,334     100.0%  $     8,056,132     100.0%  $     423,202       5.3%
  Cost of services                          7,260,197      85.6%        6,885,088      85.5%        375,109       5.4%
  General & administrative                     82,068       1.0%           72,747       0.9%          9,321      12.8%
  Depreciation & amortization                  11,555       0.1%           10,450       0.1%          1,105      10.6%
  Uncollectible accounts                      241,951       2.9%          174,335       2.2%         67,616      38.8%
                                      ----------------            ----------------            ---------------
  Operating income                    $       883,563      10.4%  $       913,512      11.3%  $     (29,949)     -3.3%
                                      ================            ================            ===============

  Admissions                                      569                         556                        13       2.3%
  Patient months of care                        9,106                       9,134                       (28)     -0.3%
  Patient days of care                        116,387                     110,516                     5,871       5.3%
  Billable hours                              467,051                     438,376                    28,675       6.5%
  Revenue per billable hour           $         18.16             $         18.38              $      (0.22)     -1.2%

PC contribution for the quarter was about $884,000 versus $914,000 last year. Revenue per billable hour decreased 1.2% from prior year primarily due to changes in mix. General and administrative expenses in total and as a percentage of revenues increased due to our management reorganization which added staff to the PC management team.


Adult Day Care (ADC) Segment-Three Months

                                                                 Three Months Ended September 30,
                                      ---------------------------------------------------------------------------------
                                                 2004                         2003                       Change
                                      ---------------------------------------------------------------------------------
                                          Amount        % Rev          Amount         % Rev         Amount         %
                                      ---------------------------------------------------------------------------------

  Net revenues                        $     6,072,459      100.0% $      6,673,302      100.0%  $     (600,843)    -9.0%
  Cost of services                          4,856,945       80.0%        5,301,262       79.4%        (444,317)    -8.4%
  General & administrative                    196,843        3.2%          407,377        6.1%        (210,534)   -51.7%
  Depreciation & amortization                 222,428        3.7%          216,631        3.2%           5,797      2.7%
  Uncollectible accounts                      169,774        2.8%           79,279        1.2%          90,495    114.1%
                                      ----------------             ----------------             ---------------
  Operating income                    $       626,469       10.3% $        668,753       10.0%  $      (42,284)    -6.3%
                                      ================             ================             ===============

  Admissions                                      288                          307                         (19)    -6.2%
  Patients months of care                       5,780                        6,067                        (287)    -4.7%
  Patient days of care                         87,520                       94,210                      (6,690)    -7.1%

  Revenue per patient day             $         69.38             $          70.83              $        (1.45)    -2.0%

  ADC in-center averages:
    Weekday attendance                          1,181                        1,271                         (90)    -7.1%
    Center capacity                             1,576                        1,810                        (234)   -12.9%
    Center occupancy rate                       74.9%                        70.2%                         4.7%     6.7%

ADC patient days of care decreased from the prior year due to the closure of certain centers. The closure of four centers reduced days sold by 9,065 or 9.6%. On a same-store basis, days sold increased 2,375 or about 3.0%. We believe the increase in same-store days sold is a result of a loosening of restrictions on patient authorizations by the Kentucky and Maryland Medicaid programs following previously over-restrictive attempts to constrain Medicaid expenditures. Revenue per day declined about 2% due to lower Kentucky Medicaid transportation rates and mix changes which more than offset a 2.7% rate increase from Maryland Medicaid effective July 1, 2004.

Operating income for the quarter included $62,000 of losses on stores no longer in operation as of October 1, 2004. General and administrative expenses declined by over $210,000 as a result of down-sizing actions we took over the course of 2003 and 2004.


Nine Months Ended September 30, 2004 compared with Nine Months Ended September 30, 2003

                Consolidated                         2004                          2003                        Change
                                       ------------------------------------------------------------------------------------
                                           Amount        % Rev            Amount      % Rev          Amount          %
                                       ------------------------------------------------------------------------------------
Net revenues:
  Home Health Care         VN          $   24,005,398       36.2%  $    21,862,873         33.6%  $  2,142,525         9.8%
                           PC              24,869,853       37.5%       24,038,168         37.0%       831,685         3.5%
                                       ----------------            ------------------             --------------
                                           48,875,251       73.6%       45,901,041         70.6%     2,974,210         6.5%
  Adult Day Care                           17,508,084       26.4%       19,102,923         29.4%    (1,594,839)       -8.3%
                                       ----------------            ------------------             --------------
                                       $   66,383,335      100.0%  $    65,003,964        100.0%  $  1,379,371         2.1%
                                       ================            ==================             ==============
Operating income
  Home Health Care         VN          $    3,684,187       15.3%   $    3,127,274         14.3%  $    556,913        17.8%
                           PC               2,429,857        9.8%        2,890,521         12.0%      (460,664)      -15.9%
                                       ----------------            ------------------             --------------
                                            6,114,044       12.5%        6,017,795         13.1%        96,249         1.6%
  Adult Day Care                              858,924        4.9%          980,656          5.1%      (121,732)      -12.4%
                                       ----------------            ------------------             --------------
                                            6,972,968       10.5%        6,998,451         10.8%       (25,483)       -0.4%
Unallocated corporate expenses              4,743,885        7.1%        4,804,066          7.4%       (60,181)       -1.3%
                                       ----------------            ------------------             --------------
Income before interest expense
   and income taxes                         2,229,083        3.4%        2,194,385          3.4%        34,698         1.6%
Facility gains (losses)                         3,854        0.0%          (11,709)         0.0%        15,563      -132.9%
Interest expense                              381,187        0.6%          496,885          0.8%      (115,698)      -23.3%
Income taxes                                  751,075        1.1%          674,317          1.0%        76,758        11.4%
                                       ----------------            ------------------             --------------
Net income                             $    1,100,675        1.7%  $     1,011,474          1.6%  $     89,201         8.8%
                                       ================            ==================             ==============

Our VN operations revenues and operating income grew significantly during the nine months offsetting lower performance in the ADC segment. Our net revenues increased approximately $1.4 million or 2.1% with about 10.0% growth in VN, and over 3% growth in PC offsetting a 8% decline in ADC. ADC centers closed in late 2003 and 2004 accounted for approximately $1.4 million of the ADC revenue decline.

As discussed previously, four hurricanes hit the State of Florida in the quarter ended September 30, 2004. These hurricanes had the effect of reducing 2004 VN operating income by approximately $180,000, and net income and basic earnings per share by approximately $108,000 and $0.05 per share respectively.

The effective income tax rate was approximately 41% of income before income taxes for 2004 compared to 40% in 2003.


Visiting Nurse (VN) Segment-Nine Months

                                                                 Nine Months Ended September 30,
                                       ------------------------------------------------------------------------------
                                                 2004                       2003                       Change
                                       ------------------------------------------------------------------------------
                                           Amount        % Rev         Amount         % Rev        Amount         %
                                       ------------------------------------------------------------------------------

  Net revenues                         $  24,005,398     100.0%  $    21,862,873      100.0% $    2,142,525       9.8%
  Cost of services                        18,489,404      77.0%       16,677,325       76.3%      1,812,079      10.9%
  General & administrative                 1,443,290       6.0%        1,539,631        7.0%        (96,341)     -6.3%
  Depreciation & amortization                 22,694       0.1%           68,152        0.3%        (45,458)    -66.7%
  Uncollectible accounts                     365,823       1.5%          450,491        2.1%        (84,668)    -18.8%
                                       --------------            ----------------             ---------------
  Operating income                     $   3,684,187      15.3%  $     3,127,274       14.3%  $     556,913      17.8%
                                       ==============            ================             ===============

  Admissions                                   7,811                       7,129                        682       9.6%
  Patient months of care                      19,838                      18,432                      1,406       7.6%
  Revenue per patient month            $    1,210.07             $      1,186.14              $       23.93       2.0%
  Cost of services per patient month
                                       $      932.02             $        904.80              $       27.22       3.0%
  Billable visits                            188,147                     176,148                     11,999       6.8%

VN contribution for the nine months ended September 30, 2004 was $3.6 million versus $3.1 million last year despite the effect of Florida hurricanes which lowered 2004 operating income by approximately $180,000. Admissions grew about 10% over the prior year while patient months increased 7% reflecting a reduction in the average length of stay. Revenue per patient month increased about 2.0% primarily due to higher Medicare rates between periods. Operating costs per patient month also increased about 3% as increased staffing and insurance costs were only partially offset by increased volumes. In March 2004, the Company received Medicare certification for a new start-up agency in Melbourne FL. In April 2004, the Company received Medicare certification for a new start-up agency in Bradenton FL. These operations contributed revenues of approximately $700,000 and operating income of approximately $70,000 in the nine months ended September 2004.


Personal Care (PC) Segment-Nine Months

                                                                      Nine Months Ended September 30,
                                      -------------------------------------------------------------------------------
                                                 2004                        2003                      Change
                                      -------------------------------------------------------------------------------
                                          Amount        % Rev         Amount         % Rev        Amount         %
                                      -------------------------------------------------------------------------------

  Net revenues                        $    24,869,853     100.0%  $    24,038,168     100.0%  $     831,685       3.5%
  Cost of services                         21,476,330      86.4%       20,589,661      85.7%        886,669       4.3%
  General & administrative                    265,309       1.1%          148,036       0.6%        117,273      79.2%
  Depreciation & amortization                  34,969       0.1%           32,364       0.1%          2,605       8.0%
  Uncollectible accounts                      663,388       2.7%          377,586       1.6%        285,802      75.7%
                                      ----------------            ----------------            ---------------
  Operating income                    $     2,429,857       9.8% $      2,890,521      12.0%  $    (460,664)    -15.9%
                                      ================            ================            ===============

  Admissions                                    1,888                       1,986                       (98)    -4.9%
  Patient months of care                       27,244                      27,648                      (404)    -1.5%
  Patient days of care                        344,020                     330,176                    13,844      4.2%
  Billable hours                            1,378,608                   1,319,365                    59,243      4.5%
  Revenue per billable hour           $         18.04            $          18.22              $      (0.18)    -1.0%

PC contribution for the nine months ended September 30, 2004 was about $2.4 million versus $2.8 million in 2003. Patient days and billable hours both increased despite a decline in admissions reflecting increased length of stay and increased utilization of services per patient. Revenue per billable hour decreased 1.0% from prior year primarily due to changes in mix. General administrative expenses in total and as a percentage of revenues increased due to our management reorganization which added staff to the PC management team. Our provision for uncollectible accounts in PC in the nine months ended September 30, 2004 was higher than in the nine months of the prior year primarily due to an unusually low provision for uncollectible accounts in the prior year.


Adult Day Care (ADC) Segment-Nine Months

                                                                Nine Months Ended September 30,
                                      ---------------------------------------------------------------------------------
                                                 2004                         2003                       Change
                                      ---------------------------------------------------------------------------------
                                          Amount        % Rev          Amount         % Rev         Amount         %
                                      ---------------------------------------------------------------------------------

  Net revenues                        $    17,508,084      100.0% $     19,102,923    100.0%    $  (1,594,839)     -8.3%
  Cost of services                         14,849,881       84.8%       15,652,684     81.9%         (802,803)     -5.1%
  General & administrative                    639,255        3.7%        1,409,451      7.4%         (770,196)    -54.6%
  Depreciation & amortization                 651,376        3.7%          658,031      3.4%           (6,655)     -1.0%
  Uncollectible accounts                      508,648        2.9%          402,101      2.1%          106,547      26.5%
                                      ----------------             ----------------             ---------------
  Operating income                    $       858,924        4.9% $        980,656      5.1%    $    (121,732)    -12.4%
                                      ================             ================             ===============

  Admissions                                      953                          858                         95      11.1%
  Patients months of care                      17,007                       18,124                     (1,117)     -6.2%
  Patient days of care                        253,956                      272,080                    (18,124)     -6.7%

  Revenue per patient day             $         68.94              $         70.21              $       (1.27)     -1.8%

  ADC in-center averages:
    Weekday attendance                          1,162                        1,248                        (86)     -6.9%
    Center capacity                             1,563                        1,802                       (239)    -13.3%
    Center occupancy rate                       74.4%                        69.3%                        5.1%      7.3%

ADC patient days of care decreased from the prior year due to the closure of certain centers during 2003 and 2004. The closure of four centers reduced days sold by 20,886 or 7.7%. Revenue per day declined about 1.8% primarily due to mix changes and lower Kentucky Medicaid transportation rates. As a result, on a same store basis revenues declined $184,000, mostly in the first quarter of 2004.

Operating income in 2004 included $199,000 of losses on stores no longer in operation as of October 1, 2004. General and administrative expenses declined by over $770,000 as a result of down-sizing actions we took over the course of 2003 and 2004.

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

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against us by various claimants. The claims are in various stages of processing and some may ultimately be brought to trial. We are aware of incidents that have occurred through September 30, 2004 that may result in the assertion of additional claims. We carry insurance coverage for this exposure; however, our deductible per claim increased from $5,000 to $25,000 effective July 1, 2001 and to $250,000 effective April 1, 2003.

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

Total premiums, excluding our exposure to claims and deductibles, for all our non-health insurance programs increased to approximately $3.5 million for the contract year ending March 31, 2005 as compared to approximately $2.8 million for the contract year ended September 30, 2004.

Liquidity and Capital Resources

Revolving Credit Facility

In March 2004, the we renewed our $22.5 million credit facility with Bank One Kentucky NA with a new expiration date of June 30, 2006. The credit facility bears interest at the bank's prime rate plus a margin (ranging from -0.75% to -0.25%, currently -0.5%) dependent upon total leverage and is secured by substantially all assets and the stock of our subsidiaries. The weighted average interest rates were 3.97% and 4.00% for the quarters ended September 30, 2004 and 2003, respectively, and 3.89% and 4.18% for the nine months ended September 30, 2004 and 2003, respectively. The interest rate in effect at September 30, 2004 was 4.25%. We pay a commitment fee of 0.25% per annum on the unused facility balance. Borrowings are available equal to the greater of: a) a multiple of earnings before interest, taxes, depreciation and amortization (as defined) or b) an asset based formula, primarily based on accounts receivable. Borrowings under the facility may be used for working capital, capital expenditures, acquisitions, development and growth of the business and other corporate purposes. As of September 30, 2004 the formula permitted approximately $17.4 million to be used, of which approximately $6.1 million was outstanding. Additionally, an irrevocable letter of credit, totaling $4.2 million, was outstanding in connection with our self-insurance programs. Thus, a total of $10.3 million was either outstanding or committed as of September 30, 2004 while an additional $7.1 million was available for use. Our revolving credit facility is subject to various financial covenants. As of September 30, 2004, the we were in compliance with the covenants. Under the most restrictive of our covenants, we are required to maintain minimum net worth of at least $10,500,000.

We received from the Kentucky Medicaid program $1.4 million in collection of three year old cost report receivables in late August 2004. In October 2004 we completed the sale-lease back of our only real estate parcel and received the net proceeds of approximately $1.1 million. As of October 31, 2004, the balance outstanding on the credit facility was approximately $3.9 million.

Cash Flows
Key elements to the Consolidated Statements of Cash Flows for the nine months ending September 30, 2004 and 2003 were:

      Net Change in Cash and Cash Equivalents                               2004                     2003
      ---------------------------------------                       ---------------------     -------------------

        Provided by (used in):
          Operating activities                                      $        4,838,871        $        5,126,020
          Investing activities                                                (449,250)               (2,250,402)
          Financing activities                                              (4,915,006)               (3,258,272)
                                                                    ---------------------     -------------------
        Net (decrease) increase in cash and cash equivalents        $         (525,385)       $         (382,654)
                                                                    =====================     ===================


2004
Net cash provided by operating activities resulted principally from current period income, net of changes in accounts receivable, accounts payable and accrued expenses. Accounts receivable days revenues outstanding were 55 at September 30, 2004, and December 31, 2003. The increase in combined accounts payable and accrued liabilities resulted primarily from an increase in tax liabilities and employee benefits. Net cash used in investing activities resulted principally from improvements in our information systems. Net cash used in financing activities resulted primarily from repayments on our credit facility and payment of capital lease and debt obligations.

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

Other Litigation

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

Kentucky Transportation Litigation

Prior to July 1, 2002, the Commonwealth of Kentucky managed its Medicaid transportation program internally. Effective July 1, 2002 the Commonwealth contracted with an independent broker (the Broker) for the management of the program in the Louisville KY area. The Broker then contracted with us, among others, for the provision of transportation services to Medicaid beneficiaries. Our services pursuant to the contract were limited to transportation of Medicaid beneficiaries who also attended our in-center adult day care programs. The Broker almost immediately began to encounter significant financial difficulties and paid us for only a small portion of the amounts due for services rendered. On October 22, 2002, three of the Broker's other contracted providers filed a motion with the US Bankruptcy Court to liquidate the Broker under Chapter 7 of the Federal Bankruptcy Code. On November 25, 2002, the Broker voluntarily chose to convert its bankruptcy status to a Chapter 11 voluntary reorganization. On March 3, 2003, the Broker reconverted its case to a Chapter 7 liquidation proceeding.

In May 2003, along with a group of other affected providers, we filed suit against the Commonwealth in Franklin Circuit Court seeking payment directly from the Commonwealth. The Commonwealth objected to the lawsuit on the basis of sovereign immunity (since the group did not have a direct contract with the Commonwealth) and filed a motion to dismiss the lawsuit on that basis. In August 2003, the motion to dismiss was granted and after discussion with legal counsel, an appeal of this decision was made to the Kentucky Court of Appeals. On September 24, 2004 the appeals court affirmed the lower court's decision. In its decision, the Court indicated that we could pursue our claim at the Kentucky Board of Claims; such a claim would be limited to $200,000 in damages.

On June 26, 2004 a lawsuit was filed on behalf of the bankruptcy estate against the Commonwealth of Kentucky. The case alleges that the state misrepresented material facts about the contract that it signed with the Transportation Broker. The suit alleges that the Commonwealth intentionally under-funded the contract with the bankrupt Broker. Unlike the group of affected providers in the Franklin Circuit Court proceeding discussed above, the Broker did have a direct contract with the Commonwealth.

As of September 30, 2004 and December 31, 2003, the Broker owed us approximately $535,000, which amount is included in accounts receivable, net on the accompanying balance sheets. Based on discussions with legal counsel, we estimate that we will be able to recover approximately 80% of the claim if the lawsuit is successful. Accordingly, we have established a collectibility reserve of approximately $106,000 against the receivable in this case. Although we currently believe we will be successful in ultimately collecting the amounts currently due us under this arrangement, there can be no assurance that such amounts will in fact be collected. Should it become evident in the future that a material amount will not be collectible, we will, at that time, record an additional provision for uncollectible accounts.

The loan agreement we executed with our lender in March 2004 provides that the loss of either or both of the above litigation cases will be excluded from our financial results for purposes of calculating borrowing availability or financial covenant compliance.

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

At September 30, 2004, a hypothetical 100 basis point increase in short-term interest rates would result in a reduction of approximately $95,000 in annual pre-tax earnings.

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

         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

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


Date: November 12, 2004

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