Form 10-K
period 2004-12-31
ALMOST FAMILY INC
filed 2005-03-31
CIK 799231

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
/ X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
      For the fiscal year ended December 31, 2004
OR

/  /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                         Commission file number 1-09848

                               ALMOST FAMILY, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                       06-1153720
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
         or organization)                              Identification No.)

  9510 Ormsby Station Road, Suite 300                        40223
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes               No     x     .
   -----------     -----------


The aggregate market value of Registrant's Common Stock held by non-affiliates of the Registrant as of June 30, 2004 was approximately $14,597,000 (based on the last sale price of a share of the common stock as of June 30, 2004 ($8.45), as reported by the NASDAQ SmallCap System). As of March 28, 2005, 2,316,527 shares of the Registrant's Common Stock were outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant's Annual Meeting of Stockholders, to be held May 16, 2005, is incorporated by reference in Part III to the extent described therein.

                                TABLE OF CONTENTS



PART I.............................................................................................................3

   Item 1.     Business............................................................................................3


   Item 2.     Properties.........................................................................................15


   Item 3.     Legal Proceedings..................................................................................15

   Item 4.     Submission of  Matters to a Vote of Security Holders...............................................17

PART II...........................................................................................................17

   Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
   Securities.....................................................................................................17

   Item 6.     Selected Financial Data............................................................................18

   Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations..............19

   Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.........................................37

   Item 8.     Financial Statements and Supplementary Data........................................................38

   Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...............61

   Item 9A.    Controls and Procedures............................................................................61

   Item 9B.    Other Information..................................................................................61

PART III..........................................................................................................62

   Item 10.    Directors and Executive Officers of the Registrant.................................................62

   Items 11, 12, 13 and 14.  Executive Compensation; Security Ownership of Certain Beneficial Owners and Management
   and Related Stockholder Matters; Certain Relationships and Related Transactions; and Principal Accountant Fees
   and Services...................................................................................................63

PART IV...........................................................................................................64

   Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K....................................64


PART I


ITEM 1.  BUSINESS

Almost Family, Inc. TM and subsidiaries (collectively "Almost Family") is a leading regional provider of home health nursing services and adult day care. In this report, the terms "Company", "we", "us" or "our" mean Almost Family, Inc. and all subsidiaries included in our consolidated financial statements. We have service locations in Florida, Kentucky, Ohio, Maryland, Connecticut, Massachusetts, Indiana and Alabama (in order of revenue significance).


We were incorporated in Delaware in 1985. Through a predecessor merged into the Company in 1991 we have been providing health care services, primarily home health care, since 1976. On January 31, 2000, we changed the Company's name to Almost Family, Inc. from Caretenders (R) HealthCorp. We reported approximately $87 million of revenues from continuing operations in the year ended December 31, 2004. Unless otherwise indicated, the financial information included in Part I is for continuing operations.


How We Are Currently Organized and Operate

We operate in two service line groups: Home Health Care and Adult Day Care
(ADC). The Home Health Care group consists of two reportable segments, Visiting Nurse (VN) and Personal Care (PC) while the ADC service line is also a separate reportable segment. Reportable segments have been identified based upon how we have organized the business by services provided to customers and the criteria in SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." We follow the guidance in SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" and, when appropriate, reclassify operating units closed, sold, or held for sale out of continuing operations and into discontinued operations for all periods presented.

Our VN segment provides skilled medical services in patients' homes largely to enable recipients to reduce or avoid periods of hospitalization and/or nursing home care. VN Medicare revenues are generated on a per episode basis rather than a fee per visit or day of care. Approximately 91% of the VN segment revenues are generated from the Medicare program while the balance is generated from Medicaid and private insurance programs.


Our PC segment services are also provided in patients' homes. These services (generally provided by paraprofessional staff such as home health aides) are generally of a custodial rather than skilled nature. PC revenues are generated on an hourly basis. Approximately 65% of the PC segment revenues are generated from Medicaid and other government programs while the balance is generated from insurance programs and private pay patients.


Our ADC segment provides professional, high quality adult day care to disabled or frail adults who require some care or supervision, but who do not require intensive medical attention and/or wish not to live in a nursing home or other inpatient institution. These services are provided in our facilities. ADC revenues are usually generated on a per day of care basis. Approximately 85% of the ADC segment revenues are generated from Medicaid and other government programs while the balance is generated from insurance programs and private pay patients.

Additional financial information about our segments can be found at Note 11 of our consolidated financial statements and related notes included elsewhere in this Form 10-K.

Our View on Reimbursement and Diversification of Risk

Our Company is highly dependent on government reimbursement programs which pay for the majority of the services we provide to our patients. Reimbursement under these programs, primarily Medicare and Medicaid, is subject to frequent changes as policy makers balance constituents' needs for health care services within the constraints of the specific government's fiscal budgets.

We believe that an important key to our historical success and to our future success is our ability to adapt our operations to meet changes in reimbursement as they occur. One important way in which we have achieved this adaptability in the past, and in which we plan to achieve it in the future, is to maintain some level of diversification in our business mix.

The execution of our business plan will increase the emphasis we place on our Visiting Nurse operations. Our Personal Care and Adult Day Care operations will help us maintain a level of diversification of reimbursement risk that we believe is appropriate.

Our Business Plan

Our future success depends on our ability to execute our business plan. Over the next three to five years we will try to accomplish the following:

o Generate meaningful same store sales growth through the focused provision of high quality services and attending to the needs of our patients;

o Expand the significance of our Visiting Nurse, Medicare-based, home health services by selectively acquiring other quality providers, and through the startup of new agencies; and

o Expand our capital base through both earnings performance and by seeking additional capital investments in our Company.

Based on our business plan, we expect our Visiting Nurse revenues to grow from under one-third of total revenues to about one-half of total revenues sometime in the next three to five years.

Overview of Our Services

Visiting Nurse Services (VN)


Our Visiting Nurse services consist primarily of the provision of skilled in-home medical services to patients in need of short-term recuperative health care. A majority of our patients receive this care immediately following a period of hospitalization or care in another type of in-patient facility. We operate thirteen (13) Medicare-certified home health agencies with a total of twenty-four (24) locations. In the year ended December 31, 2004, approximately 91% of our visiting nurse segment revenues were derived from the Federal Medicare program.


Our Visiting Nurse segment, which uses the trade name "CaretendersTM", provides a comprehensive range of Medicare-certified home health nursing services. We also receive payment from Medicaid and private insurance companies. Our professional staff includes registered nurses, licensed practical nurses, physical, speech and occupational therapists, and medical social workers. They monitor medical treatment plans prescribed by physicians. Our professional staff is subject to state licensing requirements in the particular states in which they practice. Para-professional staff members (primarily home health aides) also provide care to these patients.

Our Visiting Nurse segment operations located in Florida normally experience higher admissions during the March quarter than in the other quarters due to seasonal population fluctuations.

Personal Care Services (PC)

Our PC segment services are also provided in patients' homes. These services (generally provided by para-professional staff such as home health aides) are generally of a custodial rather than skilled nature. PC revenues are generated on an hourly basis. We currently operate nineteen (19) personal care locations.

Adult Day Care (ADC)

Our adult day care centers provide professional, high quality adult day care to disabled or frail adults who require some care or supervision, but who do not require intensive medical attention and/or wish not to live in a nursing home or other inpatient institution. Our average center has capacity for over 60 guests per day. Some of our centers operate seven days a week. We also provide transportation services to and from our centers. We believe we are among the three largest providers in the country when measured in terms of adult day care center revenues and days of patient care.

Our adult day care centers offer a range of therapeutic and medical services designed to promote the independence of our participants and provide respite to their families and caregivers. Our on-site staff nurses administer medications and give attention to medical care. We also provide (i) a light breakfast, a hot lunch, and an afternoon snack; (ii) highly structured, individualized and creative activity programs which include recreation, education, field trips, sports, crafts, music and group conversations; and (iii) family counseling for our participants. This diversified service offering allows the patient and/or his or her family the flexibility to select the venue (or combination of venues) of care that is appropriate for them. Many Almost Family, Inc. adult day care patients receive care both at home and in our facilities. We currently operate twenty (20) adult day care centers.

Our ADC segment normally experiences seasonality in its operating results. Specifically, the quarters ended December and March typically generate lower operating income than the quarters ended June and September as the holiday season and winter weather tend to temporarily lower ADC in-center attendance.

As of December 31, 2004, we provided services through operating units in the following locations:

                                Visiting Nurse     Adult Day      Personal Care
       Locations                  Branches         Care Centers       Branches
       ------------------------------------------------------------------------
       Kentucky:
         Louisville                    1              2                 1
         Lebanon Junction              1              -                 -
         Lexington                     1              1                 1
         Elizabethtown                 1              1                 -
         Owensboro                     1              1                 -
         Northern KY (metro            1              1                 -
          Cincinnati)
         Bardstown                     -              1                 -
         Frankfort                     1              -                 -
       Indiana:
         Evansville                    1              -                 1
       Ohio:
         Cincinnati                    -              1                 1
         Columbus                      -              1                 1
         Cleveland                     2              -                 2
         Akron                         1              -                 1
         Youngstown                    1              -                 -
       Massachusetts:
         Boston                        1              -                 -
       Connecticut:
         Stamford                      -              -                 1
         Middlebury/Waterbury          -              1                 1
         Danbury                       -              -                 1
         West Haven                    -              -                 1
         Bridgeport                    -              -                 1
       Maryland:
         Baltimore area                -              8                 -
       Alabama:
         Birmingham                    -              -                 1
       Florida:
         Fort Lauderdale               1              -                 1
         Port St. Lucie                1              -                 -
         Vero Beach                    1              -                 -
         West Palm Beach               -              1                 1
         Fort Myers                    1              1                 1
         Sarasota                      1              -                 1
         Port Charlotte                1              -                 -
         Naples                        1              -                 1
         Melbourne                     1              -                 -
         Bradenton                     1              -                 -
         Titusville                    1              -                 -
         Orlando                       1

                          ---------------  -------------  ----------------

       Total                          24             20                19

                          ===============  =============  ================

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

The following table sets forth our revenues derived from each major class of payor during the indicated periods (by percentage of net revenues):


                                                Year Ended         Year Ended December             Year Ended
       Payor Group                           December 31, 2004           31, 2003              December 31, 2002
       ---------------------------------------------------------- ----------------------- -----------------------------

       Medicare                                    33.8%                  30.9%                      30.9%
       Medicaid and other Government
         Programs                                  52.0%                  47.7%                      50.4%
       Insurance and private pay                   14.2%                  21.4%                      18.7%

Historical changes in payment sources are primarily a result of the impact of changes in the types of customers we attract.

Our business plan calls for us to increase our payor mix to about 50% Medicare over the next three to five years with a corresponding decrease in the percentage of revenue derived from Medicaid and Other Government Programs.

As shown above, approximately 52% of our 2004 revenues were derived from state Medicaid and other government programs, most of which are currently facing significant budget issues. The Medicaid programs in each of the states in which we operate are taking actions or evaluating taking actions to control the rate of growth of Medicaid expenditures. Among these actions are the following:
     o  Redefining  eligibility  standards  for  Medicaid  coverage
     o  Redefining coverage  criteria for home and community based care services
     o Slowing payments to providers by increasing the minimum time in which payments are made
     o  Limiting  reimbursement  rate  increases
     o  Changing  regulations  under  which providers must operate
The actions being taken and/or being considered are because the number of Medicaid beneficiaries and their related expenditures are growing at a faster rate than the government's revenue. Medicaid is consuming a greater percentage of the budget. This issue is exacerbated when revenues slow in a slowing economy. We believe that these financial issues are cyclical in nature rather than indicative of the long-term prospect for Medicaid funding of health care services. Additionally, we believe our services offer the lowest cost alternative to institutional care and are a part of the solution to the states' Medicaid financing problems. It is possible however, that the actions taken by the state Medicaid programs in the future could have a significant unfavorable impact on our results of operations, financial condition and liquidity.

See "Government Regulation" and "Cautionary Statements - Forward Outlook and Risks". We will monitor the effects of such items and may consider modifications to our expansion and development strategy when and if necessary.

Acquisitions

Over the next three to five years we will actively seek to acquire quality providers of Medicare-certified home health services like our current Visiting Nurse segment operations. We may consider acquisitions of businesses that provide health care services similar to those we currently offer in our ADC segment or Personal Care segment but we expect most of our acquisition activity to be focused on Visiting Nurse operations.

Factors which may affect future acquisition decisions include the quality and potential profitability of the business under consideration, and our profitability and ability to finance the transaction.

During 2004, we acquired one visiting nurse operation. This operation added to our market presence in Florida. No pro forma financial information has been provided as the acquisition was not significant compared to our existing operations.

Competition, Marketing and Customers

The visiting nurse industry is highly competitive and fragmented. Competitors include larger publicly held companies such as Gentiva (NasdaqNM:GTIV) and Amedisys (NasdaqNM:AMED), numerous privately held multi-site home care companies, privately held single-site agencies and a significant number of hospital-based agencies. In some locations, county health departments operate home health agencies. Competition for customers at the local market level is very fragmented and market specific. Generally each local market has its own competitive profile and no one competitor has significant market share across all our markets. The Federal Centers for Medicare and Medicaid Services (CMS, formerly HCFA) estimates total national annual Medicare home health spending of approximately $13 billion. To our best knowledge, no individual provider has more than 2% share of the national market.

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

The adult day care and personal care industries are likewise highly competitive but fragmented. Competitors include: other adult day care centers, ancillary programs provided by nursing homes and hospitals, other government-financed facilities, assisted living and retirement communities, home health providers and senior adult associations. We compete by offering a high quality of care and by helping families identify and access solutions for care. Adult daycare's competitive advantages include member activity programs, superior facilities and transportation services.

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

Medicare Rates

A Medicare rate decrease of approximately 5.3% went into effect October 1, 2002. A Medicare rate increase of approximately 2.2% went into effect for our Visiting Nurse operations on October 1, 2003. Medicare rate changes during 2004 were insignificant. A Medicare rate increase of approximately 3.0% went into effect on January 1, 2005. Additionally, under existing law and regulation, on April 1, 2005 there will be an effective Medicare rate reduction of approximately 0.7% for the Company's agencies related to reimbursement for patients living in rural areas. Medicare rates will change each January 1 thereafter, based on a statutory formula the intent of which is to cause reimbursement rates to reflect changes in the costs of providing services minus 0.8% per year.

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

As a provider of services under Medicare and Medicaid programs, we are subject to the Medicare and Medicaid anti-kickback statute, also known as the "fraud and abuse law." This law prohibits any bribe, kickback, rebate or remuneration of any kind in return for, or as an inducement for, the referral of Medicare or Medicaid patients. We may also be affected by the Federal physician self-referral prohibition, known as the "Stark" law, which, with certain exceptions, prohibits physicians from referring patients to entities in which they have a financial interest or from which they receive financial benefit. Many states in which we operate have adopted similar self-referral laws, as well as laws that prohibit certain direct or indirect payments or fee-splitting arrangements between health care providers, if such arrangements are designed to induce or to encourage the referral of patients to a particular provider.

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

Health Insurance Portability and Accountability Act (HIPAA)

The Health Insurance Portability and Accountability Act (HIPAA) was enacted by the Federal government on August 12, 1996, and requires organizations to adhere to certain standards to protect data integrity, confidentiality and availability. HIPAA also mandates, among other things, that the Department of Health and Human Services adopt standards for the exchange of electronic health information in an effort to encourage overall administrative simplification and enhance the effectiveness and efficiency of the health care industry. We implemented changes in our operations to comply with the privacy aspects of HIPAA and we believe we are in compliance. We do not expect the cost of complying with privacy standards to have a material effect on our results of operations or financial position. We implemented changes in our operations to comply with the electronic transaction and code sets aspects of HIPAA and we believe we are in compliance with those requirements. Independent of HIPAA requirements, we have been developing new information systems with improved functionality to facilitate improved billing and collection activities, reduced administrative costs and improved decision support information. We have incorporated the HIPAA mandated electronic transaction and code sets into the design of this new software.

Regulations with regard to the security components of HIPAA were published in 2003. Those regulations are required to be implemented by April 2005. We believe we will be in substantial compliance with the security regulations, with no material impact on our results of operations or financial position.

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

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against us by various claimants. The claims are in various stages of processing and some may ultimately be brought to trial. We also know of incidents that have occurred through December 31, 2004 that may result in the assertion of additional claims. We carry insurance coverage for this exposure; however our deductible per claim increased from $25,000 to $250,000 effective April 1, 2003.

We record estimated liabilities for our insurance programs based on information provided by the third-party plan administrators, historical claims experience, the life cycle of claims, expected costs of claims incurred but not paid, and expected costs to settle unpaid claims. We monitor our estimated insurance-related liabilities on a monthly basis. As facts change, it may become necessary to make adjustments that could be material to our results of operations and financial condition.

We believe that our present insurance coverage is adequate. As part of our on-going risk management and cost control efforts, we continually seek alternatives that might provide a different balance of cost and risk, including potentially accepting additional self-insurance risk in lieu of higher premium costs.

Employees and Labor Relations

As of December 31, 2004 we had approximately 3,600 employees. None of our employees are represented by a labor organization. We believe our relationship with our employees is satisfactory.

Change in Fiscal Year End

In September 2001, we changed our fiscal year end from March 31 to December 31 effective December 31, 2001.

Restatement of Financial Statements

We reported in our Form 10-K for the nine months ended December 2001, that as a result of accounting errors, we restated our previously issued financial statements for the fiscal years ended March 31, 2001 and March 31, 2000, and our previously issued financial results for the quarterly periods in those fiscal years and the quarterly periods ended June 30 and September 30, 2001. Our previously reported net income was reduced by approximately $934,000 in the year ended March 31, 2001 and $363,000 in the year ended March 31, 2000. In the quarter ended March 31, 2002, we recorded approximately $816,000 (pre-tax) related to the cost of conducting our investigation into this matter, consisting primarily of professional fees.

Discontinued Operations and Decision to Retain Visiting Nurse Operations

As part of a formal plan of separation, in November 1999 we sold our product operations (consisting of infusion therapy and respiratory and medical equipment businesses) to Lincare Holdings, Inc. in an asset sale for $14.5 million. We also announced that we would pursue available strategic alternatives to complete the separation of our Visiting Nurse operations. We used the proceeds from the sale to repay obligations outstanding under our bank line of credit. As a result of the operational separations, we recorded a one-time net of tax charge of approximately $5 million in 1999. That charge reduced the book value of these operations to their expected net realizable value, provided for losses on fulfilling certain obligations and close-down costs, and included the estimated future operating results of the Visiting Nurse operations prior to separation. As a result of those actions, we accounted for our Visiting Nurse operations as discontinued operations in our financial statements for periods reported from September 1999 through June 2001.

On September 14, 2001, our Board of Directors voted to terminate our previously adopted plan of disposition for our Visiting Nurse operations. This decision followed a period of extensive analysis and evaluation of numerous alternatives for the business unit. As a result we terminated the use of discontinued operations accounting treatment for the Visiting Nurse segment.

As a result of the decision to retain our Visiting Nurse segment, we recorded, in the nine-months ended December 31, 2001, a one-time after-tax gain of approximately $1.1 million resulting from the reversal of the remainder of accounting reserves we originally recorded at the time we adopted discontinued operations accounting treatment for this segment.

During the year ended December 31, 2003, we recorded in income from discontinued operations a one-time reduction in estimated tax liabilities of approximately $854,000, due to the expiration of various statutory limitations pertaining to the tax year (1999) in which we sold our product operations.

Discontinued Operations in Adult Day Care

We follow the guidance in SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" and, when appropriate, reclassify operating units closed, sold, or held for sale out of continuing operations and into discontinued operations for all periods presented. Several ADC units closed, sold or held for sale have been reclassified in our financial statements as further explained in the notes to the financial statements and management's discussion and analysis of financial condition and results of operation.

Cautionary Statements - Forward Outlook and Risks

Information provided herein by us contains, and from time to time we may disseminate material and make statements which may contain, "forward-looking" information, as that term is defined by the Private Securities Litigation Reform Act of 1995 (the "Act"). These cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of "safe harbor" provisions of the Act. We caution investors that any forward-looking statements made by us are not guarantees of future performance, and that our actual results may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to, the following:

a) Visiting Nurse Operations Medicare Reimbursement Rates
Medicare reimbursement is subject to frequent change. A Medicare rate decrease of approximately 5.3% went into effect October 1, 2002. A Medicare rate increase of approximately 2.2% went into effect for our Visiting Nurse operations on October 1, 2003. Medicare rate changes during 2004 were insignificant. A Medicare rate increase of approximately 3.0% went into effect on January 1, 2005. Additionally, under existing law and regulation, on April 1, 2005 there will be an effective Medicare rate reduction of approximately 0.7% for the Company's agencies related to reimbursement for patients living in rural areas. Medicare rates will change each January 1 thereafter, based on a statutory formula the intent of which is to cause reimbursement rates to reflect changes in the costs of providing services minus 0.8% per year.

There can be no assurance that Medicare laws, regulations and reimbursement rates will not be changed in an adverse way in the future.

b) Our Ability to Grow Same Store Sales
An important part of our success is dependent upon our ability to generate same store sales growth. We compete with numerous well-established competitors which have substantially greater financial resources than us. Competitors are increasingly focusing attention on providing alternative site health care services, specifically on adult day care. Such increasing competition may adversely affect revenues and profitability of our operations. While we believe, based on current facts and circumstances, that we will be able to do so, we may not be able to generate the targeted sales growth.

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

In addition, different interpretations or enforcement of laws and regulations governing the healthcare industry could require us to make changes in our programs, personnel, services, increase our operating expenses and distract our management. If we fail to comply with these extensive laws and regulations, we could become ineligible to receive government program payments, be required to make repayment of certain payments, suffer civil and criminal penalties or be required to make significant changes to our operations. In addition, we could be forced to expend considerable resources responding to an investigation or other enforcement action under these laws or regulations.

Recently, there have been heightened and coordinated civil and criminal enforcement efforts by both federal and state government agencies relating to the healthcare industry. There has also been an increase in the filing of actions by private individuals on behalf of the federal government against healthcare companies alleging the filing of false or fraudulent Medicare or Medicaid claims. This heightened enforcement activity increases our potential exposure to damaging lawsuits, investigations and other enforcement actions. Any such action could distract our management and adversely affect our business reputation and profitability.

f)  Medicaid Concentration and Regulation Changes
We have a significant dependence on state Medicaid reimbursement programs. For the year ended December 31, 2004, approximately 12.8%, 12.3%, 12.2%, 2.8%, 2.0%
4.8%, 0.8% and 0.1% of our revenues were generated from Medicaid reimbursement programs in the states of Ohio, Maryland, Kentucky, Florida, Massachusetts, Connecticut, Indiana and Alabama, respectively.


Approximately 52% of our 2004 revenues were derived from state Medicaid and other government programs, most of which are currently facing significant budget issues. The Medicaid programs in each of the states in which we operate are taking actions or evaluating taking actions to control the rate of growth of Medicaid expenditures. Among these actions are the following:

        o Redefining  eligibility  standards for Medicaid coverage
        o Redefining coverage criteria for home and community based care services
        o Slowing payments to providers by increasing the minimum time in which payments are made
        o Limiting reimbursement  rate increases
        o Changing  regulations under which providers must operate
The actions being taken and/or being considered are because the number of Medicaid beneficiaries and their related expenditures are growing at a faster rate than the government's revenue. Medicaid is consuming a greater percentage of the budget. This issue is exacerbated when revenues slow in a slowing economy. It is possible that the actions taken by the state Medicaid programs in the future could have a significant unfavorable impact on our results of operations, financial condition and liquidity.

g) Third Party Reimbursement
We derive substantial portions of our revenues from third-party payors, including government reimbursement programs such as Medicare, Medicaid and non-government sources such as commercial insurance companies, HMOs, PPOs and contract services. These payors continuously seek ways to limit payments to health care providers. There can be no assurance that payments under these programs will be sufficient to cover the costs of providing patients care. We cannot predict whether and what additional proposals or cost containment measures will be adopted or, if adopted, what effect, if any, such proposals might have on our operations.

h) Insurance and claims
We believe our present insurance coverage is adequate. However, there can be no assurance that such insurance will be available, or, if available, that such insurance will be either adequate to cover our liabilities or available at affordable rates. In addition, increasing insurance costs, and the increasing unwillingness of insurance companies to insure against certain types of losses, raise some questions as to whether we will be able to obtain or continue our present insurance coverage. The inability to obtain adequate insurance coverage at affordable rates, or a loss of existing coverage, could have a material effect on us. We are exposed to insurance risk under our automobile, workers' compensation and medical self-insurance programs. Accordingly, our future operating costs are subject to changes in these programs.

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against us by various claimants. The claims are in various stages of processing and some may ultimately be brought to trial. We also know of incidents that have occurred through December 31, 2004 that may result in the assertion of additional claims. We carry insurance coverage for this exposure; however our deductible per claim increased from $25,000 to $250,000 effective April 1, 2003.

We record estimated liabilities for our insurance programs based on information provided by the third-party plan administrators, historical claims experience, the life cycle of claims, expected costs of claims incurred but not paid, and expected costs to settle unpaid claims. We monitor our estimated insurance-related liabilities on a monthly basis. As facts change, it may become necessary to make adjustments that could be material to our results of operations and financial condition.

Claims, regardless of their merit or eventual outcome, may also adversely affect our reputation, our ability to obtain patient referrals or our ability to expand our business, and divert management resources from the operation of our business.

i) Inclement Weather

We provide our services to individuals in home and community settings. Due to our geographic concentrations, severe weather such as snow and hurricanes may hinder our ability to provide our services and can impact our operating results.



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

k) Availability of health care professionals at reasonable costs
Competition for skilled employees is intense, and the process of locating and recruiting skilled employees with the combination of qualifications and attributes required to effectively care for elderly patients in a residential setting can be difficult and lengthy. In addition, there is currently a nationwide shortage of qualified nurses and therapists, which could increase the wages and benefits necessary to recruit and retain nurses and therapists for our VN operations. Because we operate in a fixed reimbursement environment, increases in the wages and benefits that we must provide to recruit and retain qualified nurses and therapists could negatively impact our profitability. We cannot assure you that we will be successful in attracting, retaining or training personnel for nursing, management, marketing, operations, and other functions. Our business could be disrupted and our growth and profitability negatively impacted if we are unable to attract and retain skilled employees.

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

We have 67 real estate leases ranging from approximately 200 to 24,000 square feet of space in their respective locations. See "Item 1. Business - Operating Segments" and Note 9 to our audited consolidated financial statements. We believe that our facilities are adequate to meet our current needs, and that additional or substitute facilities will be available if needed.

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

Based on the advice of legal counsel, the Company believes it has strong grounds for appealing the trial court's decision and it intends to vigorously pursue its appeal. The Company can give no assurance that it will be successful in its appeal. The appeals court heard oral arguments in the case in February 2005 but has given no indication of when it will issue a ruling.

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

On June 26, 2004 a lawsuit was filed on behalf of the bankruptcy estate against the Commonwealth of Kentucky. The case alleges that the state misrepresented material facts about the contract that it signed with the Broker. The suit alleges that the Commonwealth intentionally under-funded the contract with the bankrupt Broker. Unlike the group of affected providers in the Franklin Circuit Court proceeding discussed above, the Broker did have a direct contract with the Commonwealth.

As of December 31, 2004 and December 31, 2003, the Broker owed the Company approximately $535,000, which amount is included in accounts receivable, net on the accompanying balance sheets. Based on discussions with legal counsel, the Company estimates that it will be able to recover approximately 80% of the claim if the lawsuit is successful. Accordingly, the Company has established a collectibility reserve of approximately $106,000 against the receivable in this case. Although the Company currently believes it will be successful in ultimately collecting the amounts currently due us under this arrangement, there can be no assurance that such amounts will in fact be collected. Should it become evident in the future that a material amount will not be collectible, the Company will, at that time, record an additional provision for uncollectible accounts.

The Company's loan agreement executed with its lender in March 2004 provides that the loss of either or both of the above litigation cases will be excluded from financial results for purposes of calculating borrowing availability or financial covenant compliance.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal 2004.

PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ SmallCap System. The stock is traded under the symbol "AFAM" (formerly CTND). Set forth below are the high and low sale prices for the common stock for the periods indicated reported by NASDAQ:

Closing Common Stock Prices
       Quarter Ended:              High                    Low
       --------------              ----                    ----
       March 31, 2003         $       7.26            $        4.08
       June 30, 2003          $       7.80            $        4.36
       September 30, 2003     $       8.60            $        7.55
       December 31, 2003      $       9.46            $        7.70
       March 31, 2004         $       9.00            $        8.00
       June 30, 2004          $       8.45            $        7.90
       September 30, 2004     $       8.60            $        7.42
       December 31, 2004      $      14.45            $        8.02


On March 21, 2005, the last reported sale price for the common stock reported by NASDAQ was $13.94 and there were approximately 429 holders of record of our common stock. No cash dividends have been paid by us during the periods indicated above. We do not presently intend to pay dividends on our common stock and will retain our earnings for future operations and the growth of our business.

Equity Compensation Plans

As of December 31, 2004, shares of common stock authorized for issuance under our equity compensation plans are summarized in the following table. See note 7 to the consolidated financial statements for a description of the plans.

----------------------------------------- ------------------------ --------------------- ----------------------------
                                                                     Weighted-Average
             Plan Category                  Shares to Be Issued      Option Exercise        Shares Available for
                                               Upon Exercise              Price                 Future Grants
----------------------------------------- ------------------------ --------------------- ----------------------------


Plans approved by shareholders                    526,000                  $ 3.20                  425,993
Plans not approved by shareholders                   -                         -                      -

----------------------------------------- ------------------------ --------------------- ----------------------------

Total                                             526,000                  $ 3.20                  425,993

----------------------------------------- ------------------------ --------------------- ----------------------------

We did not repurchase any shares of our common stock during 2004.

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

                                                                                      Year Ended        Nine Months
                                   Year Ended        Year Ended       Year Ended      December 31      Ended December    Year Ended
   (Dollar amounts in 000's       December 31,      December 31,     December 31,        2001               31,          March 31,
    except per share data)            2004              2003             2002         (unaudited)          2001            2001
                                 ---------------------------------------------------------------------------------------------------

Results of operations data:
  Net revenues                   $       86,827    $       83,260  $      80,952    $     74,456      $       55,937   $      71,144
  Income (loss) from:
    Continuing operations        $        1,530    $        1,425  $       1,666    $      2,759      $        2,230   $         854
    Discontinued operations                (339)              695           (321)          1,001               1,098             426
                                 ---------------------------------------------------------------------------------------------------
        Net income (loss)        $        1,191    $        2,120  $       1,345    $      3,761      $        3,328   $       1,278
                                 ===================================================================================================

Per share:
  Basic:
    Number of shares
      (in 000's)                          2,303             2,295          2,416           2,646               2,478           3,146
    Income (loss) from:
      Continuing operations      $         0.66    $         0.62  $        0.69    $       1.04      $         0.90   $        0.27
      Discontinued operations             (0.14)             0.30          (0.13)           0.38                0.44            0.13
                                 ---------------------------------------------------------------------------------------------------
        Net income (loss)        $         0.52    $         0.92  $        0.56    $       1.42      $         1.34   $        0.40
                                 ===================================================================================================

  Diluted:
    Number of shares
       (in 000's)                         2,567             2,539          2,720           3,077               2,909           3,307
    Income (loss) from:
      Continuing operations      $         0.60    $         0.56  $        0.61    $       0.90      $         0.77   $        0.26
      Discontinued operations             (0.14)             0.27          (0.12)           0.32                0.37            0.12
                                 ---------------------------------------------------------------------------------------------------
        Net income (loss)        $         0.46    $         0.84  $        0.49    $       1.22      $         1.14   $        0.38
                                 ===================================================================================================


                                       December          December       December       December        March
Balance sheet data as of:                2004              2003           2002           2001           2001
                                       -------------- --------------- -------------- -----------------------------
Working capital                        $      6,519   $     10,069    $      11,109  $    12,581   $      9,741
Total assets                                 28,062         32,101           35,354       34,103         33,984
Long-term liabilities                         5,833         12,694           17,071       14,847         13,482
Total liabilities                            14,495         19,837           25,250       23,721         26,726
Stockholders' equity                         13,567         12,264           10,104       10,381          7,258


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We operate in two service line groups: Home Health Care and Adult Day Care
(ADC). The Home Health Care group consists of two reportable segments, Visiting Nurse (VN) and Personal Care (PC) while the ADC service line is also a separate reportable segment. Reportable segments have been identified based upon how we have organized the business by services provided to customers and the criteria in SFAS 131, "Disclosures about Segments of an Enterprise and Related Information."

Our VN segment provides skilled medical services in patients' homes largely to enable recipients to reduce or avoid periods of hospitalization and/or nursing home care. VN Medicare revenues are generated on a per episode basis rather than a fee per visit or day of care. Approximately 91% of the VN segment revenues are generated from the Medicare program while the balance is generated from Medicaid and private insurance programs.


Our PC segment services are also provided in patients' homes. These services (generally provided by para-professional staff such as home health aides) are generally of a custodial rather than skilled nature. PC revenues are generated on an hourly basis. Approximately 65% of the PC segment revenues are generated from Medicaid and other government programs while the balance is generated from insurance programs and private pay patients.


Our ADC segment provides professional, high quality adult day care to disabled or frail adults who require some care or supervision, but who do not require intensive medical attention and/or wish not to live in a nursing home or other inpatient institution. These services are provided in our physical facilities. ADC revenues are usually generated on a per day of care basis. Approximately 85% of the ADC segment revenues are generated from Medicaid and other government programs while the balance is generated from insurance programs and private pay patients.


The presentation of the Company's operations in three segments differs from its previous reporting of two segments due to a reorganization of the way in which the Company manages its business and in the way in which information is reported, both of which resulted from refinements in the Company's business plan adopted in early 2004. Segment data for previous periods have been restated to conform to the new reporting structure.


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

The execution of our business plan will increase the emphasis we place on our Visiting Nurse operations. Our Personal Care and Adult Day Care operations will help us maintain a level of diversification of reimbursement risk that we believe is appropriate.

Our Business Plan
Our future success depends on our ability to execute our business plan. Over the next three to five years we will try to accomplish the following:

o Generate meaningful same store sales growth through the focused provision of high quality services and attending to the needs of our patients;

o Expand the significance of our Visiting Nurse, Medicare-based, home health services by selectively acquiring other quality providers and through the startup of new agencies; and

o Expand our capital base through both earnings performance and by seeking additional capital investments in our Company.

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

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against us by various claimants. The claims are in various stages of processing and some may ultimately be brought to trial. We also know of incidents that have occurred through December 31, 2004 that may result in the assertion of additional claims. We carry insurance coverage for this exposure; however, our deductible per claim increased from $25,000 to $250,000 effective April 1, 2003.

We record estimated liabilities for our insurance programs based on information provided by the third-party plan administrators, historical claims experience, the life cycle of claims, expected costs of claims incurred but not paid, and expected costs to settle unpaid claims. We monitor our estimated insurance-related liabilities on a monthly basis. As facts change, it may become necessary to make adjustments that could be material to our results of operations and financial condition.

We believe that our present insurance coverage is adequate. As part of our on-going risk management and cost control efforts, we continually seek alternatives that might provide a different balance of cost and risk, including potentially accepting additional self-insurance risk in lieu of higher premium costs.

Impairment of Property, Equipment and Intangible Assets
We evaluate our property and equipment and intangible assets on a periodic basis to determine if facts and circumstances suggest that the assets may be impaired or the estimated useful life of the assets may need to be changed. We consider internal and external factors of the individual facility or asset, including changes in the regulatory environment, changes in national health care trends, current period cash flow loss combined with a history of cash flow losses and local market developments. If these factors and the projected undiscounted cash flow of the facility or asset over the asset's remaining life indicate that the carrying value of the asset will not be recovered, the carrying value will be adjusted to its fair value if it is lower. There were no impairment charges recorded during the year ended December 31, 2004; however, if the projections or our assumptions change in the future, we may be required to record impairment charges not previously recorded for our assets.

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" (SFAS 141) and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). These statements established new accounting and reporting standards for business combinations and associated goodwill and intangible assets. SFAS 141 eliminated the pooling of interest method of accounting and amortization of goodwill for business combinations initiated after June 30, 2001. SFAS 142, effective January 1, 2002, requires that goodwill and intangible assets with indefinite useful lives can no longer be amortized, but instead must be tested for impairment at least annually. We completed the required initial test for impairment upon adoption in 2002 and concluded that no impairment exists. In addition, we completed the required annual tests for impairment in 2004 and 2003 and concluded that no impairment exists.

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

Accounting for Income Taxes
As of December 31, 2004, we have net deferred tax assets of approximately $963,000. The net deferred tax asset is composed of approximately $226,000 of long-term deferred tax liabilities and $1,189,000 of long-term deferred tax assets. We have provided a valuation allowance against certain net deferred tax assets based upon our estimation of realizability of those assets through future taxable income. This valuation was based in large part on our history of generating operating income or losses in individual tax locales and expectations for the future. Our ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, competitive pressures on revenues and margins and legislation and regulation at all levels of government. We have considered the above factors in reaching our conclusion that it is more likely than not that future taxable income will be sufficient to fully utilize the net deferred tax assets (net of the valuation allowance) as of December 31, 2004. However, there can be no assurances that we will meet our expectations of future taxable income.

During the year ended December 31, 2003, based on changes in facts and circumstances, favorable changes occurred in the Company's expectations with regard to the generation of future taxable income in certain tax jurisdictions. Accordingly, the state and local tax provision for 2004, 2003, and 2002 included a reduction of previously recorded valuation allowances of approximately $21,000, $96,000, and $73,000 respectively. During the year ended December 31, 2003, we recorded in income from discontinued operations, a one-time reduction in estimated tax liabilities of approximately $854,000, due to the expiration of various statutory limitations pertaining to the tax year 1999 in which we sold our product operations.

Seasonality
Visiting Nurse Segment
Our Visiting Nurse segment operations located in Florida normally experience higher admissions during the March quarter than in the other quarters due to seasonal population fluctuations.

ADC Segment
Our ADC segment normally experiences seasonality in its operating results. Specifically, the quarters ended December and March typically generate lower operating income than the quarters ended June and September as the holiday season and winter weather tend to temporarily lower ADC in-center attendance.

RESULTS OF OPERATIONS

Continuing Operations
Year Ended December 31, 2004 Compared with Year Ended December 31, 2003


                                                      Year Ended
--------------------------------------------------------------------------------------------
Consolidated                        December 2004        December 2003                Change
--------------------------------------------------------------------------------------------
                                   Amount   % Rev        Amount  % Rev         Amount   %
--------------------------------------------------------------------------------------------

     Net Revenues:
       Home Health Care:
         Visiting nurses     $ 32,227,614   37.1%     $ 29,375,519  35.3%     $2,852,095   9.7%
         Personal care         33,542,824   38.6%       32,266,965  38.8%      1,275,859   4.0%
                             ------------               ----------           ----------
                               65,770,438   75.7%       61,642,484  74.0%      4,127,954   6.7%
       Adult day care          21,056,742   24.3%       21,617,259  26.0%       (560,517) -2.6%
                             ------------               ----------           ----------
                             $ 86,827,180  100.0%     $ 83,259,743 100.0%     $3,567,437   4.3%
                             ============             ============           ===========
     Operating income:
       Home Health Care
       Visiting nurses       $  4,671,221   14.5%     $  4,281,189  14.6%   $    390,032   9.1%
       Personal care            3,036,043    9.1%        3,786,610  12.4%       (750,567)-16.6%
                             ------------              -----------            -----------
                                7,707,264   11.7%        8,067,799  13.4%       (360,535) -3.3%
       Adult day care           1,087,575    5.2%        1,068,178   5.9%          19,397  8.1%
                             ------------              -----------            ----------
                                8,794,839   10.1%        9,135,977  11.5%       (341,138) -1.8%
     Unallocated corporate
       expense                  5,788,721   6.7%         6,194,977   7.9%       (406,256) -3.5%
                             ------------              -----------            -----------
                                3,006,118   3.5%         2,941,000   3.5%         65,118   2.2%
     Facility gains/(losses)      (43,363)  NM            (104,489) -0.1%         61,126 -58.5%
     Interest expense             447,038   0.5%           658,867   0.8%       (211,829)-32.2%
     Income taxes                 985,821   1.1%           752,920   0.9%        232,901  30.9%
                             ------------             ------------           -------------
     Income from continuing
       operations            $  1,529,896   1.8%      $  1,424,724   1.7%    $   105,172   7.4%
                             ============             ============           =============

NM=Not Meaningful


Our net revenues increased approximately $3.6 million or 4.3% with 9.7% growth in VN, and 4% growth in PC offsetting a 2.6% decline in ADC. VN revenue growth was driven by admissions growth as we continue to execute our strategic plan and increase our focus on this segment. The decline in ADC revenue resulted from lower attendance in our facilities due to market conditions including state Medicaid program efforts to constrain the rate of growth in spending.

VN operating income grew on the increases in admissions and revenues. PC operating income declined due to shifts in the mix of our business, increased general and administrative costs and increased provision for uncollectible accounts. ADC operating income increased slightly due to lower general and administrative costs resulting from staff reductions and our reorganization of segment management in early 2004. Refer to the discussion of each segment below.


In the quarter ended September 30, 2004 four hurricanes hit the State of Florida. These hurricanes had the effect of reducing 2004 VN operating income by approximately $180,000, and net income by approximately $108,000. The effective income tax rate was approximately 39.2% of income before income taxes for 2004 compared to 34.6% in 2003.

The tax provision from continuing operations for 2003 included a credit of $96,000 or $0.04 per diluted share related to the elimination of a valuation allowance on certain state tax net operating loss carry-forwards.

Visiting Nurse Segment-Year Ended December 31, 2004 and 2003
Approximately 91% of the VN segment revenues are generated from the Medicare program while the balance is generated from Medicaid and private insurance programs. In addition to our focus on operating income from the Visiting Nurse segment, we also measure this segment's performance in terms of admissions, patient months of care, revenue per patient month and cost of services per patient month.

                                                                              Year Ended
                                      ---------------------------- ---------------------------- --------------------------
                                             December 2004                December 2003                  Change
                                      ---------------------------- ---------------------------- --------------------------
                                        Amount          % Rev            Amount         % Rev     Amount            %
                                      ---------------- ----------- ------------------- -------- ---------------- ---------

Net revenues                          $    32,227,614       100.0% $     29,375,519     100.0%  $   2,852,095        9.7%
Cost of services                           25,158,098        78.1%       22,382,927      76.2%      2,775,171       12.4%
General and administrative                  1,057,075         3.3%        1,280,511       4.4%       (223,436)     -17.4%
Depreciation and Amortization                 842,389         2.6%          860,478       2.9%        (18,089)      -2.1%
Uncollectible accounts                        498,831         1.5%          570,414       1.9%        (71,583)     -12.5%
                                      ----------------             -------------------          ----------------
Operating income                      $     4,671,221        14.5% $      4,281,189      14.6%  $     390,032        9.1%
                                      ================             ===================          ================

Admissions                                     11,540                        10,536                     1,004        9.5%
Patient months of care                         26,481                        24,493                     1,988        8.1%
Revenue per patient month             $         1,217              $          1,199              $         18        1.5%
Cost of services per patient month    $           950              $            914              $         36        3.9%
Billable Visits                               249,937                       235,375                    14,562        6.2%

VN contribution for the year ended December 31, 2004 was $4.6 million versus $4.2 million last year despite the effect of Florida hurricanes which lowered 2004 operating income by approximately $180,000. Admissions grew about 9.5% over the prior year while patient months increased 8.1% reflecting a reduction in the average length of stay. Revenue per patient month increased about 1.5% primarily due to higher Medicare rates between periods.


Operating costs per patient month also increased about 4% due to increased staffing and insurance costs. In March 2004, the Company received Medicare certification for a new start-up agency in Melbourne FL. In April 2004, the Company received Medicare certification for a new start-up agency in Bradenton FL. These operations contributed revenues of approximately $1.2 million and operating income of approximately $134,000 in the year ended December 2004. In the quarter ended December 31, 2004, the Company purchased a startup agency in Orlando, Florida and started Medicare operations in Cleveland, Akron and Youngstown, Ohio. These operations contributed revenues of approximately $37,000 and operating losses of approximately $184,000.

General and administrative expenses declined due to staff reductions and the reorganization of segment operations in early 2004.

Personal Care (PC) Segment-Year Ended December 31, 2004 and 2003

Approximately 65% of the PC segment revenues are generated from Medicaid and other government programs while the balance is generated from insurance programs and private pay patients.


                                                                               Year Ended
                                       ---------------------------- ----------------------------- -------------------------
                                              December 2004                December 2003                   Change
                                       ---------------------------- ----------------------------- -------------------------
                                            Amount       % Rev            Amount         % Rev      Amount           %
                                       ---------------- ----------- ------------------- --------- --------------- ---------


Net revenues                           $    33,542,824       100.0% $     32,266,965      100.0%  $   1,275,859       4.0%
Cost of services                            28,982,440        86.4%       27,429,394       85.0%      1,553,046       5.7%
General and administrative                     349,451         1.0%          222,911        0.7%        126,540      56.8%
Depreciation and

  Amortization                                 346,956         1.0%          257,668        0.8%         89,288      34.7%
Uncollectible accounts                         827,934         2.5%          570,382        1.8%        257,552      45.2%
                                       ----------------             -------------------           ---------------
Operating income                       $     3,036,043         9.1% $      3,786,610       11.7%  $    (750,567)    -19.8%
                                       ================             ===================           ===============

Admissions                                       2,560                         2,529                         31       1.2%
Patient months of care                          36,760                        36,577                        183       0.5%
Patient days of care                           464,611                       441,732                     22,879       5.2%
Billable hours                               1,870,638                     1,764,047                    106,591       6.0%
Revenue per billable hour              $         17.93              $          18.29              $       (0.36)     -2.0%



PC contribution for the year ended December 31, 2004 was about $3 million versus $3.7 million in 2003. Patient days and billable hours both increased reflecting increased utilization of services per patient. Revenue per billable hour decreased 2.0% from prior year primarily due to changes in mix. Certain of our PC markets experienced inordinate declines in volumes, while others experienced volume growth. Significant volume declines in two particular markets were more than offset by volume growth in certain other lower margin markets. These changes in our business resulted in aggregate cost of services growing faster than aggregate revenues.


General administrative expenses in total and as a percentage of revenues increased due to our management reorganization which added staff to the PC management team. Our provision for uncollectible accounts in PC in the year ended December 31, 2004 was higher than the prior year primarily due to an increasing difficulty being experienced in the collection of accounts from certain state Medicaid programs.


Depreciation and amortization increased due to investments made in information systems.

Adult Day Care (ADC) Segment-Year Ended December 31, 2004 and 2003 (Continuing Operations)
Approximately 85% of the ADC segment revenues are generated from Medicaid and other government programs while the balance is generated from insurance programs and private pay patients. The operating results set forth in the following table include continuing operations only.

                                                         Year Ended
                                   ----------------------------- ---------------------------- -------------------------
                                          December 2004                 December 2003                  Change
                                   ----------------------------- ---------------------------- -------------------------
                                     Amount           % Rev           Amount         % Rev      Amount            %
                                   ----------------- ----------- ------------------ --------- ---------------- --------


Net revenues                       $    21,056,742        100.0% $     21,617,259     100.0%  $    (560,517)     -2.6%
Cost of services                        17,573,386         83.5%       17,451,470      80.7%        121,916       0.7%
General and administrative                 821,437          3.9%        1,730,458       8.0%       (909,021)    -52.5%
Depreciation and
  Amortization                           1,091,003          5.2%          946,737       4.4%        144,266      15.2%
Uncollectible accounts                     483,341          2.3%          420,416       1.9%         62,925      15.0%

                                   -----------------             ------------------           ----------------

Operating income                   $     1,087,575          5.2% $      1,068,178       4.9%  $      19,397       1.8%

                                   =================             ==================           ================

Admissions                                     973                            846                        127      15.0%
Patients served                             19,507                         19,461                         46       0.2%
Patient days of care                       300,129                        303,008                     (2,879)     -1.0%

Revenue per patient day            $         70.16                $         71.34             $        (1.18)     -1.7%

ADC in-center averages:
  Average weekday attendance                 1,027                          1,033                         (6)     -0.6%
  Center capacity                            1,404                          1,390                         14       1.0%
  Center occupancy rate                      73.2%                          74.3%                       -1.1%     -1.5%


Revenue per day declined about 1.7% primarily due to payor and service mix changes and lower Kentucky Medicaid transportation rates. Patient days of care declined due to lower attendance in our facilities. We believe that the lower attendance is related primarily to market conditions including state Medicaid program efforts to constrain the rate of growth in spending.

Cost of services grew 0.7% despite volume declines primarily due to increases in wage rates and benefit costs and increases in facility costs.


General and administrative expenses declined due to staff reductions and the reorganization of segment operations in early 2004. Depreciation and amortization increased due to investments in information systems and transportation vehicles.

Year Ended December 31, 2003 Compared with Year Ended December 31, 2002

                                                            Year Ended
             Consolidated           -------------------------------------------------------------------------------------------
             ------------                   December 2003                  December 2002                        Change
                                      Amount           % Rev           Amount           % Rev          Amount           %
                                    -------------------------------------------------------------------------------------------

Net Revenues:
    Home Health Care:
    Visiting nurses                      $ 29,375,519    35.3%          $  28,799,296       35.6%  $       576,223         2.0%

         Personal care                     32,266,965    38.8%             29,928,685       37.0%        2,338,280         7.8%
                                    -------------------            -------------------              -----------------
                                           61,642,484    74.0%             58,727,981       72.5%        2,914,503         5.0%
                                                         26.0%
       Adult day care                      21,617,259                      22,224,469       27.5%         (607,210)       -2.7%
                                    -------------------            -------------------              -----------------
                                         $ 83,259,743   100.0%          $  80,952,450      100.0%        2,307,293         2.9%
                                    ===================            ===================              =================
     Operating income:
       Home Health Care
        Visiting nurses                  $  4,281,189    14.6%          $   4,996,141      17.3%   $      (714,952)       -14.3%
        Personal care                       3,786,610    11.7%              3,596,130      12.0%           190,480          5.3%
                                    -------------------            -------------------                ----------------
                                            8,067,799    13.1%              8,592,272      14.6%          (524,473)        -6.1%
        Adult day care                      1,068,178     4.9%              1,733,608       7.8%          (665,430)       -38.4%
                                    -------------------            -------------------                -----------------
                                            9,135,977    11.0%             10,325,880      12.8%        (1,189,903)       -11.5%
     Unallocated corporate expense          6,194,977     7.4%              6,876,276       8.5%          (681,299)        -9.9%
                                    -------------------            -------------------                -----------------
                                            2,941,000     3.5%              3,449,603       4.3%          (508,603)       -14.7%
     Facility gains/(losses)                 (104,489)   -0.1%                      -       0.0%          (104,489)         NM
     Interest expense                         658,867     0.8%                788,915       1.0%          (130,048)       -16.5%
     Income taxes                             752,920     0.9%                994,725       1.2%          (241,805)       -24.3%
                                    -------------------            -------------------               -----------------
Income from continuing operations        $  1,424,724     1.7%          $   1,665,963       2.1%   $      (241,239)        14.5%
                                    ===================            ===================     ======    ==================


Our net revenues for the year ended December 31, 2003 grew approximately $2.3 million or 2.9% over the year ended December 31, 2002 despite the impact of Medicare rate cuts as described in the Visiting Nurse segment discussion below. Our Visiting Nurse segment revenues grew primarily due to increased patient volumes of about 7%. Our acquisition of Medlink OH accounted for approximately $4.3 million of revenue growth in Personal Care. A variety of other factors led to Personal Care revenue decreases, the most significant factor being the impact of spending reductions in the Kentucky Medicaid program, as described in the Personal Care segment discussion below. Operating income before unallocated corporate expense decreased from the same period last year primarily as a result of the Visiting Nurse Medicare rate cut and spending reductions in the Kentucky Medicaid program in Personal Care. Unallocated corporate expenses in 2002 included approximately $816,000, consisting primarily of professional fees, related to the cost of conducting our investigation into the restatement of our financial statements as disclosed in our Form 10-K for the nine months ended December 31, 2001. It is possible that additional costs related to the investigation may be incurred in future periods. Interest expense in 2003 was lower than in 2002 as a result of lower interest rates and lower average borrowings.

The facility losses incurred in 2003 resulted from the sale of our building in Ft. Myers, FL for a net loss of $13,362 and a leasehold improvement loss of $91,127 related to the relocation of our Owensboro ADC center.

Our effective income tax rate for continuing operations was approximately 34.6% of income before income taxes for 2003 as compared to an effective income tax rate of approximately 37.4% for 2002. The lower tax rate in 2003 is primarily a result of changes in the distribution of taxable income and losses in the various state and local jurisdictions in which we operate.

Visiting Nurse Segment-Year Ended December 31, 2003 and 2002

                                                                Year Ended
                                      ---------------------------- ---------------------------- --------------------------
                                             December 2003                December 2002                  Change
                                        ---------------- ----------- ------------------- -------- ---------------- ---------
                                        Amount            % Rev          Amount         % Rev     Amount            %
                                      ---------------- ----------- ------------------- -------- ---------------- ---------

Net revenues                          $    29,375,519      100.0%  $     28,799,296     100.0%  $     576,223        2.0%
Cost of services                           22,382,927       76.2%        20,912,330      72.6%      1,470,597        7.0%
General and administrative                  1,280,512        4.4%         1,290,706       4.5%        (10,195)      -0.8%
Depreciation and
  Amortization                                860,478        2.9%           884,608       3.1%        (24,130)      -2.7%
Uncollectible accounts                        570,414        1.9%           715,511       2.5%       (145,097)     -20.3%
                                      ----------------             -------------------          ----------------
Operating income                      $     4,281,189       14.6%  $      4,996,141      17.3%  $    (714,952)     -14.3%
                                      ================             ===================          ================

Admissions                                     10,536                         9,815                       721        7.3%
Patient months of care                         24,493                        22,865                     1,628        7.1%
Revenue per patient month             $         1,199              $          1,259             $         (60)      -4.8%
Cost of services per patient month    $           914              $            915             $          (1)      -0.1%
Billable Visits                               235,375                       229,977                     5,398        2.3%


We received a Medicare rate decrease of approximately 5.3% which went into effect October 1, 2002, thus reducing revenue per patient month. Had that rate cut gone into effect on January 1, 2002 revenues for 2002 would have been lower by approximately $718,000. Additionally, effective April 1, 2003, our Medicare rates for patients served in rural areas were reduced which lowered revenues by approximately $264,000 for the year ended December 31, 2003. In October 2003 Medicare rates were increased by 2.2%. Despite the net effective rate cuts, our Visiting Nurse revenues grew by a net $576,223 or 2.0% on admission and patient month growth of 7.3% and 7.1%, respectively. We had the same number of agencies in operation in both periods.

Our cost of services as a percentage of revenue was higher in 2003 than 2002 primarily due to the Medicare rate cut. Cost of services per patient month was substantially unchanged as higher patient volume offset increases in professional nursing costs. Our decrease in revenue per patient month resulted primarily from the reimbursement changes described above.

Personal Care  Segment-Year Ended December 31, 2003 and 2002

                                                                 Year Ended
                                   ----------------------------- ---------------------------- -------------------------
                                          December 2003                 December 2002                  Change
                                   ----------------- ----------- ------------------ --------- ---------------- --------
                                     Amount           % Rev           Amount         % Rev      Amount            %
                                   ----------------- ----------- ------------------ --------- ---------------- --------

Net revenues                       $     32,266,965      100.0%  $     29,928,685     100.0%  $   2,338,280       7.8%
Cost of services                         27,429,394       85.0%        25,549,162      85.4%      1,880,232       7.4%
General and administrative                  222,911        0.7%           143,434       0.5%         79,477      55.4%
Depreciation and
  Amortization                              257,668        0.8%           156,253       0.5%        101,414      64.9%
Uncollectible accounts                      570,382        1.8%           483,705       1.6%         86,677      17.9%
                                   -----------------             ------------------           ----------------
Operating income                   $      3,786,610       11.7%  $      3,596,130      12.0%  $     190,480       5.3%
                                   =================             ==================           ================

Admissions                                   2,529                          2,490                        39       1.6%
Patient months of care                      36,577                         35,171                     1,406       4.0%
Patient days of care                       441,732                        398,913                    42,819      10.7%
Billable hours                           1,764,047                      1,575,996                   188,051      11.9%
Revenue per billable hour          $         18.29                $         18.99              $      (0.70)     -3.7%


Our personal care revenues increased 7.8% to $32.3 million in 2003 from $29.9 million in 2002 Our mid-2002 acquisition of Medlink Ohio, increased our revenues approximately $4,342,000. Personal care revenues excluding the Medlink acquisition, decreased approximately $2,000,000 due to lower sales volumes in Kentucky personal care operations primarily due to Kentucky Medicaid program cut-backs. Average revenue per billable hour declined slightly due primarily to mix changes.

General administrative costs increased due to the addition of segment management personnel. The provision for uncollectible accounts increased due to the aging of certain accounts due to increased difficulties and extended payment time frames from some state Medicaid programs.

Adult Day Care Segment - Year Ended December 31, 2003 and 2002

                                                                 Year Ended
                                     ---------------------------- ---------------------------- -------------------------
                                            December 2003                December 2002                  Change
                                     ---------------- ----------- ------------------- -------- ---------------- --------
                                       Amount          % Rev            Amount         % Rev     Amount            %
                                     ---------------- ----------- ------------------- -------- ---------------- --------

Net revenues                         $    21,617,259      100.0%  $     22,224,469     100.0%  $    (607,210)     -2.7%
Cost of services                          17,451,470       80.7%        17,354,243      78.1%         97,227       0.6%
General and administrative                 1,730,456        8.0%         1,970,334       8.9%       (239,878)    -12.2%
Depreciation and
  Amortization                               946,737        4.4%           758,241       3.4%        188,497      24.9%
Uncollectible accounts                       420,416        1.9%           408,043       1.8%         12,373       3.0%
                                     ----------------             -------------------          ----------------
Operating income                     $     1,068,178        4.9%  $      1,733,608       7.8%  $    (665,430)    -38.4%
                                     ================             ===================          ================

Admissions                                      846                           1,099                     (253)    -23.0%
Patients served                              19,461                          19,708                     (247)     -1.3%
Patient days of care                        303,008                         311,199                   (8,191)     -2.6%

Revenue per patient day               $       71.34                $          71.42            $       (0.08)     -0.1%

ADC in-center averages:
  Average weekday attendance                  1,033                           1,038                       (5)     -0.5%
  Center capacity                             1,390                           1,377                       13       0.9%
  Center occupancy rate                       74.3%                           75.4%                     -1.1%     -1.5%

Our Adult Day Care revenues decreased 2.7% to $21.6 million in 2003 from $22.2 million in 2002 primarily due to lower sales volumes in Kentucky adult day center operations primarily due to Kentucky Medicaid program cut-backs. Average revenue per day of care declined slightly due primarily to mix changes. Occupancy in the adult day care centers was 74.3% of capacity in 2003 as compared to 75.4% in 2002. Depreciation and amortization increased due to the addition of new guest transportation vans and investments in information technology.

Liquidity and Capital Resources

Revolving Credit Facility. In March 2004, we renewed our $22.5 million credit facility with Bank One Kentucky NA with a new expiration date of June 30, 2006. The credit facility bears interest at the bank's prime rate plus a margin (ranging from -0.75% to -0.25%, currently -0.5%) dependent upon total leverage and is secured by substantially all assets and the stock of our subsidiaries. The weighted average interest rates were 4.41% and 4.00% for the quarters ended December 31, 2004 and 2003, respectively, and 3.97% and 4.14% for the year ended December 31, 2004 and 2003, respectively. The interest rate in effect at December 31, 2004 was 4.50%. We pay a commitment fee of 0.25% per annum on the unused facility balance. Borrowings are available equal to the greater of: a) a multiple of earnings before interest, taxes, depreciation and amortization (as defined) or b) an asset based formula, primarily based on accounts receivable. Borrowings under the facility may be used for working capital, capital expenditures, acquisitions, development and growth of the business and other corporate purposes. As of December 31, 2004 the formula permitted approximately $17.8 million to be used, of which approximately $3.8 million was outstanding. Additionally, an irrevocable letter of credit, totaling $4.2 million, was outstanding in connection with our self-insurance programs. Thus, a total of $8 million was either outstanding or committed as of December 31, 2004 while an additional $9.8 million was available for use. Our revolving credit facility is subject to various financial covenants. As of December 31, 2004, we were in compliance with the covenants. Under the most restrictive of our covenants, we are required to maintain minimum net worth of at least $10,500,000.

We believe that this facility will be sufficient to fund our operating needs for at least the next year. We will continue to evaluate additional capital, including possible debt and equity investments in us, to support a more rapid development of the business than would be possible with internal funds.


Collection of Cost Report Receivables and Sale Lease-back. We received $1.4 million from the Kentucky Medicaid program in collection of three year old cost report receivables in late August 2004. In October 2004 we completed the sale-lease back of our only real estate parcel and received the net proceeds of approximately $1.1 million. The sale lease-back generated a deferred pre-tax gain of approximately $123,000 which is being amortized against rent expense over the initial term of the lease. The cash generated from these actions was used to reduce outstanding borrowings on the credit facility.


Stock and Warrant Redemption. In March 2001, we redeemed 748,501 shares of common stock and a warrant to purchase 200,000 shares of common stock (at an exercise price of $12.50 per share). Our cost of redemption totaled approximately $5.1 million. On August 19, 2002, we redeemed 210,100 shares of our common stock from a private investor at a total cost of approximately $1.5 million.

On-Going Stock Buy Back Program. In March 2001, following the Stock and Warrant Redemption discussed above, our Board of Directors authorized up to an additional $1 million to be used to acquire shares of our common stock. In April 2001, we initiated a stock repurchase plan in compliance with Rule 10b-18 of the Securities Exchange Act of 1934. This plan permits purchases to take place selectively from time to time in open market purchases through a broker or in privately negotiated transactions. During the nine months ending December 31, 2001 a total of 57,400 shares were repurchased under this program, a total of $516,678 was expended for an average acquisition cost of $9.00. During the year ended December 31, 2002 a total of 39,971 shares were repurchased for a total of $374,456 and an average acquisition cost of $9.37 per share. During the year ended December 31, 2003, a total of 9,400 shares were repurchased under this program, all of which were in open market purchases. A total of $65,896 was expended on these purchases for an average acquisition cost of $7.01 per share. During the year ended December 31, 2004, there were no shares repurchased under this program.

Cash Flows
Key elements to the Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002 were as follows:


                                                         Year Ended              Year Ended             Year Ended
                                                        December 31,         December 31, 2003       December 31, 2002
Net Change in Cash and Cash Equivalents                     2004
                                                    --------------------    -------------------    --------------------
  Provided by (used in):
    Operating activities                             $       6,909,873       $       5,931,906      $       5,161,107
    Investing activities                                       374,205              (2,132,358)            (5,472,605)
    Financing activities                                    (7,329,838)             (3,792,403)              (355,514)
    Discontinued operations activities                        (426,952)                (81,536)              (287,595)
                                                     --------------------    -------------------    --------------------
  Net decrease in cash and cash
    Equivalents                                      $        (472,712)      $         (74,391)     $        (954,607)
                                                     ====================    ===================    ====================


Year Ended December 31, 2004
Net cash provided by operating activities resulted principally from our current period income, net of changes in accounts receivable, accounts payable and accrued expenses. Most of the decrease in accounts receivable resulted from cost report settlements. Days sales outstanding were approximately 53 and 64 at December 31, 2004 and 2003, respectively. The increase in accounts payable and accrued liabilities resulted primarily from the timing of payments. Net cash used in investing activities resulted principally from cash received from sale of assets partially offset by capital expenditures. Net cash used in financing activities resulted primarily from repayments on our credit facility and payment of capital lease and debt obligations.

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

Year Ended December 31, 2002
Net cash provided by operating activities resulted principally from our current period income, net of changes in accounts receivable, accounts payable and accrued expenses. Substantially all the increase in accounts receivable resulted from revenue growth. Days sales outstanding were approximately 73 and 82 at December 31, 2002 and 2001, respectively. The decrease in accounts payable and accrued liabilities resulted primarily from a lower liability under our self-insured employee health program. This lower liability resulted from a) an intentional acceleration of the claims payment process and b) lower employee participation due to an increase in required employee contributions. Net cash used in investing activities resulted principally from amounts invested in the acquisition of Medlink Ohio, improvements in information systems and adult day care expansion activities. Net cash used by financing activities resulted primarily from borrowings on our credit facility offset by payment of capital lease and debt obligations and repurchases of our common stock, net of proceeds from stock option exercises.

Contractual Obligations. The following table provides information about the payment dates of our contractual obligations at December 31, 2004, excluding current liabilities except for the current portion of long-term debt (amounts in thousands):


                                2005          2006         2007         2008          2009       Thereafter      Total
                             ------------ ------------- ------------ ------------ -------------- ------------ ------------

Revolving credit facility    $        -   $     3,770   $         -  $         -  $           -           -   $    3,770
Capital lease obligations           371           546           359          300            166         130        1,872
Notes payable                       310             -             -            -              -           -          310
Operating leases                  2,906         2,285         1,862        1,554            941         989       10,537
                             ------------ ------------- ------------ ------------ -------------- ------------ ------------
Total                        $    3,587   $     6,601   $     2,221  $     1,854  $       1,107  $    1,119   $   16,489
                             ============ ============= ============ ============ ============== ============ ============


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

Commitments and Contingencies
Letter of Credit. We have an outstanding letter of credit of $4.2 million at December 31, 2004, which benefits our third-party insurer/administrator for our automobile and workers' compensation self-insurance programs. The amount of such insurance program letter of credit is subject to negotiation annually upon renewal and may vary in the future based upon such negotiation, our historical claims experience and expected future claims. It is reasonable to expect that the amount of the letter of credit will increase in the future, however, we are unable to predict to what degree.


Acquisition Agreements. On March 29, 2005 the Company entered into an agreement to acquire all the assets and business operations of a Medicare-certified visiting nurse agency located in Bradenton, Florida. The total purchase price of $3.2 million will be paid $2.5 million in cash at closing (expected to be April 1, 2005) with the $700,000 balance in the form of a note payable bearing interest at 6% due in its entirety two years after closing. The Company will fund the cash portion of the purchase price with available borrowings on its revolving credit facility. The acquired operations generated net revenues of approximately $3.5 million in the year ended December 31, 2004.

We currently have no other obligations related to acquisition agreements. However, we periodically seek acquisition candidates and may reasonably be expected to enter into acquisitions in the future.


General and Professional Liability. Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against us by various claimants. The claims are in various stages of processing and some may ultimately be brought to trial. We also know of incidents that have occurred through December 31, 2004 that may result in the assertion of additional claims. We carry insurance coverage for this exposure; however our deductible per claim increased from $5,000 to $25,000 effective July 1, 2001 and to $250,000 effective April 1, 2003.

We record estimated liabilities for our insurance programs based on information provided by the third-party plan administrators, historical claims experience, the life cycle of claims, expected costs of claims incurred but not paid, and expected costs to settle unpaid claims. We monitor our estimated insurance-related liabilities on a monthly basis. As facts change, it may become necessary to make adjustments that could be material to our results of operations and financial condition.

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

Based on the advice of legal counsel, we believe that the damage award by the lower court does not create a "probable" loss as set forth in Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies." Accordingly, no provision for the damages award has been recorded in the accompanying financial statements. Should the facts and circumstances change in the future to the extent that such a loss appears probable, we would record a provision at that time.

Based on the advice of legal counsel, we believe we have strong grounds for appealing the trial court's decision and we intend to vigorously pursue our appeal. We can give no assurance that we will be successful in our appeal. The appeals court heard oral arguments in the case in February 2005 but has given no indication of when it will issue a ruling.

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

In May 2003, along with a group of other affected providers, we filed suit against the Commonwealth in Franklin Circuit Court seeking payment directly from the Commonwealth. The Commonwealth objected to the lawsuit on the basis of sovereign immunity (since the group did not have a direct contract with the Commonwealth) and filed a motion to dismiss the lawsuit. In July 2003, a hearing on the motion to dismiss was held and at the judge's request written briefs were filed before the judge would make a decision. In August 2003, the motion to dismiss was granted and after discussion with legal counsel, an appeal of this decision was made to the Kentucky Court of Appeals. On September 24, 2004 the appeals court affirmed the lower court's decision. In its decision, the Court indicated that we could pursue its claim at the Kentucky Board of Claims; such a claim would be limited to $200,000 in damages.

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

As of December 31, 2004 and December 31, 2003, the Broker owed us approximately $535,000, which amount is included in accounts receivable, net on the accompanying balance sheets. Based on discussions with legal counsel, we estimate that we will be able to recover approximately 80% of the claim if the lawsuit is successful. Accordingly, we have established a collectibility reserve of approximately $106,000 against the receivable in this case. Although we currently believe we will be successful in ultimately collecting the amounts currently due us under this arrangement, there can be no assurance that such amounts will in fact be collected. Should it become evident in the future that a material amount will not be collectible, we will, at that time, record an additional provision for uncollectible accounts.

Our senior credit facility agreement provides that the loss of either or both of the above litigation cases will be excluded from financial results for purposes of calculating borrowing availability or financial covenant compliance.

Medicaid Dependence
We have a significant dependence on state Medicaid reimbursement programs. For the year ended December 31, 2004, approximately 12.8%, 12.3%, 12.2%, 2.8%, 2.0%
4.8%, 0.8% and 0.1% of our revenues were generated from Medicaid reimbursement programs in the states of Ohio, Maryland, Kentucky, Florida, Massachusetts, Connecticut, Indiana and Alabama, respectively.


Approximately 52% of our 2004 revenues were derived from state Medicaid and other government programs, most of which are currently facing significant budget issues. The Medicaid programs in each of the states in which we operate are taking actions or evaluating taking actions to control the rate of growth of Medicaid expenditures. Among these actions are the following:

     o  Redefining  eligibility  standards  for  Medicaid  coverage
     o  Redefining coverage  criteria for home and community based care services
     o Slowing payments to providers by increasing the minimum time in which payments are made
     o  Limiting  reimbursement  rate  increases
     o  Changing  regulations  under  which providers must operate

The actions being taken and/or being considered are because the number of Medicaid beneficiaries and their related expenditures are growing at a faster rate than the government's revenue. Medicaid is consuming a greater percentage of the budget. This issue is exacerbated when revenues slow in a slowing economy. We believe that these financial issues are cyclical in nature rather than indicative of the long-term prospect for Medicaid funding of health care services. Additionally, we believe our services offer the lowest cost alternative to institutional care and are a part of the solution to the states' Medicaid financing problems. It is possible, however, that the actions taken by the state Medicaid programs in the future could have a significant unfavorable impact on our results of operations, financial condition and liquidity.


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

Health Insurance Portability and Accountability Act (HIPAA)
The Health Insurance Portability and Accountability Act (HIPAA) was enacted by the Federal government on August 12, 1996, and requires organizations to adhere to certain standards to protect data integrity, confidentiality and availability. HIPAA also mandates, among other things, that the Department of Health and Human Services adopt standards for the exchange of electronic health information in an effort to encourage overall administrative simplification and enhance the effectiveness and efficiency of the health care industry. We implemented changes in our operations to comply with the privacy aspects of HIPAA and we believe we are in compliance. We do not expect the cost of complying with privacy standards to have a material effect on our results of operations or financial position. We implemented changes in our operations to comply with the electronic transaction and code sets aspects of HIPAA and we believe we are in compliance with those requirements. Independent of HIPAA requirements, we have been developing new information systems with improved functionality to facilitate improved billing and collection activities, reduced administrative costs and improved decision support information. We have incorporated the HIPAA mandated electronic transaction and code sets into the design of this new software.

Regulations with regard to the security components of HIPAA were published in 2003. Those regulations are required to be implemented by April 2005. We believe we will be in compliance with the security regulations, with no material impact on our results of operations or financial position.
Discontinued Operations
During the year ended December 31, 2003, we recorded in income from discontinued operations a one-time reduction in estimated tax liabilities of approximately $854,000 due to the expiration of various statutory limitations pertaining to the tax year 1999 in which we sold our product operations.

We follow the guidance in SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" and, when appropriate, reclassify operating units closed, sold, or held for sale out of continuing operations and into discontinued operations for all periods presented. Several ADC units closed, sold or held for sale have been reclassified in our financial statements as further explained in the notes to the financial statements. Revenues from discontinued ADC units were approximately $2.2 million, $3.6 million and $4.8 million in the years ended December 31, 2004, 2003 and 2002 respectively. Net losses from discontinued ADC units were approximately ($339,000), ($158,000) and ($321,000) in the years ended December 31, 2004, 2003 and 2002 respectively, and such amounts are included in net loss from discontinued operations in the accompanying financial statements.

In the three years ended December 31, 2004, no operating units in the VN or PC segments met the criteria to be reclassified as discontinued operations.

Impact of Inflation
We do not believe that inflation has had a material effect on income during the past several years.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Derivative Instruments

We do not use derivative instruments.

Market Risk of Financial Instruments

Our primary market risk exposure with regard to financial instruments is to changes in interest rates.

At December 31, 2004, a hypothetical 100 basis point increase in short-term interest rates would result in a reduction of approximately $95,000 in annual pre-tax earnings.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME



                                                                 Year Ended          Year Ended         Year Ended
                                                                December 31,        December 31,       December 31,
                                                                   2004               2003                  2002
                                                              --------------------------------------------------------

Net revenues                                                  $  86,827,180     $     83,259,743    $   80,952,450
Cost of services                                                 73,097,205           68,857,816        65,470,647
General and administrative expenses                               6,454,289            7,487,829         7,604,921
Cost of restatement                                                       -                    -           815,794
Depreciation and amortization expense                             2,459,463            2,411,886         2,004,227
Provision for uncollectible accounts                              1,810,105            1,561,212         1,607,258
                                                              ----------------  ------------------- -----------------
Income from continuing operations before other
  income (expense) and income taxes                               3,006,118            2,941,000         3,449,603
Other income (expense):
  Interest expense                                                 (447,038)            (658,867)         (788,915)
 Facility losses                                                    (43,363)            (104,489)                -
                                                              ----------------  ------------------- -----------------
Income from continuing operations before income taxes             2,515,717            2,177,644         2,660,688
Provision for income taxes                                          985,821              752,920           994,725
                                                              ----------------  ------------------- -----------------
  Income from continuing operations                               1,529,896            1,424,724         1,665,963

   Income (loss) from discontinued operations, net of tax          (338,641)             695,473         (321,050)
                                                              ----------------  ------------------- -----------------
    Net income                                                $   1,191,255     $      2,120,197    $    1,344,913
                                                              ================  =================== =================

Per share amounts-Basic:
   Average shares outstanding                                     2,303,267            2,294,771         2,416,224
Income from continuing operations                             $        0.66     $           0.62    $         0.69
Income (loss) from discontinued operations                            (0.15)               0.30             (0.13)
                                                              ----------------  ------------------- -----------------
    Net income                                                $        0.52     $           0.92    $         0.56
                                                              ================  =================== =================

Per share amounts-Diluted:
  Average shares outstanding                                      2,567,468            2,538,871         2,719,809
Income from continuing operations                             $        0.60     $           0.56    $         0.61
Income (loss) from discontinued operations                            (0.13)                0.27            (0.12)
                                                              ----------------  ------------------- -----------------
    Net income                                                $        0.46     $           0.84    $        0.49
                                                              ================  =================== =================










The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                  ASSETS                                December 31, 2004      December 31, 2003
                                                                        ------------------------------------------
   CURRENT ASSETS:
      Cash and cash equivalents                                         $         423,031      $         895,743
      Accounts receivable - net                                                12,791,682             14,682,338
      Prepaid expenses and other current assets                                   654,650                736,255
      Deferred tax assets                                                       1,188,980                863,611
      Net assets of discontinued operations                                       122,503                 34,193
                                                                        -------------------    -------------------
           TOTAL CURRENT ASSETS                                                15,180,846             17,212,140

   CASH HELD IN ESCROW                                                          1,154,241              1,154,241

   PROPERTY AND EQUIPMENT - NET                                                 5,106,628              7,223,989

   GOODWILL                                                                     6,449,310              6,335,783

   OTHER ASSETS                                                                   171,045                174,739
                                                                        -------------------    -------------------
                                                                        $      28,062,070      $      32,100,892
                                                                        ===================    ===================


                   LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES:
      Accounts payable                                                   $      3,260,747      $      2,292,995
      Accrued liabilities                                                       4,823,157             4,624,012
      Current portion - capital leases and notes payable                          577,785               225,578
                                                                         ------------------    ------------------
                                                                                8,661,689             7,142,585
                                                                         ------------------    ------------------

   LONG-TERM LIABILITIES:
      Revolving credit facility                                                 3,769,575            10,891,423
      Capital leases                                                            1,312,750             1,085,178
      Notes payable                                                                     -               300,000
      Deferred tax liabilities                                                    225,690                61,328
      Other liabilities                                                           525,435               356,032
                                                                         ------------------    ------------------
             TOTAL LONG-TERM LIABILITIES                                        5,833,450            12,693,961
                                                                         ------------------    ------------------
             TOTAL LIABILITIES                                                 14,495,139            19,836,546
                                                                         ------------------    ------------------

   COMMITMENTS AND CONTINGENCIES

   STOCKHOLDERS' EQUITY:
        Common stock, par value $0.10; authorized 10,000,000 shares;
          3,414,874 and 3,394,874 issued, respectively                           341,490               339,490
        Treasury stock, at cost, 1,096,783 shares                             (7,772,048)           (7,772,048)
        Additional paid-in capital                                            26,548,634            26,439,304
        Accumulated deficit                                                   (5,551,145)           (6,742,400)
                                                                         ------------------    ------------------
             TOTAL STOCKHOLDERS' EQUITY                                       13,566,931            12,264,346
                                                                         ------------------    ------------------
                                                                         $    28,062,070       $    32,100,892
                                                                         ==================    ==================



   The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                        Additional                         Total
                                      Common Stock               Treasury Stock          Paid-in        Accumulated    Stockholders'
                               --------------------------- ---------------------------
                                  Shares        Amount       Shares       Amount         Capital          Deficit          Equity
                               -------------  ------------ ----------- -------------- --------------- ----------------- ------------

Balance, December 31, 2001       3,317,874    $ 331,790       837,312  $ (5,783,597)   $ 26,040,728   $ (10,207,510)     10,381,411

Options Exercised                   51,800        5,180                                     136,927                         142,107
Repurchased Shares                                            250,071    (1,922,555)                                     (1,922,555)
Tax benefit from exercise of
  non-qualified stock options                                                               158,208                         158,208
Net Income                                                                                                1,344,913        ,344,913

                               -------------  ------------ ----------- -------------- --------------- ----------------- ------------
Balance, December 31, 2002       3,369,674    $ 336,970     1,087,383  $ (7,706,152)   $ 26,335,863    $ (8,862,597)   $ 10,104,084

Options Exercised                   25,200        2,520                                      73,630                          76,150
Repurchased Shares                                              9,400       (65,896)                                        (65,896)
Tax benefit from exercise of                                                                                                 29,811
  non-qualified stock options                                                                29,811
Net Income                                                                                                2,120,197       2,120,197

                               -------------  ------------ ----------- -------------- --------------- ----------------- ------------
Balance, December 31, 2003       3,394,874    $ 339,490     1,096,783  $ (7,772,048)  $  26,439,304   $  (6,742,400)   $ 12,264,346

Options Exercised                   20,000        2,000                                      66,750                          68,750
Tax benefit from exercise of
  non-qualified stock options                                                                42,580                          42,580
Net Income                                                                                                1,191,255       1,191,255

                               -------------  ------------ ----------- -------------- --------------- ----------------- ------------
Balance, December 31, 2004       3,414,874    $ 341,490     1,096,783  $ (7,772,048)  $  26,548,634   $  (5,551,145)   $ 13,566,931
                               =============  ============ =========== ============== =============== ================= ============

























   The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Year Ended          Year Ended       Year Ended
                                                                   December 31,        December 31,     December 31,
                                                                       2004                2003             2002
                                                                  ----------------   ----------------- ----------------

Cash flows from operating activities:
Net income                                                        $ 1,191,255        $   2,120,197     $  1,344,913
   Less income (loss) from discontinued operations                   (338,641)             695,473         (321,050)
                                                                  ----------------   ----------------- ----------------
Income from continuing operations                                   1,529,896            1,424,724         1,665,963
Adjustments to reconcile income from continuing operations to net cash provided by /(used in)operating activities:
     Depreciation and amortization                                  2,459,463            2,411,886         2,004,227
     Provision for uncollectible accounts                           1,810,105            1,561,212         1,607,258
     Loss on sale of assets                                            43,363              104,489                -
     Deferred income taxes                                           (161,007)             806,937          298,722
                                                                 -----------------   ----------------- ----------------
                                                                    5,681,821            6,309,249         5,576,170
     Change in certain net assets, net of the effects of acquisitions:
     (Increase) decrease in:
         Accounts receivable                                           80,551               84,359         (462,839)
         Prepaid expenses and other current assets                     81,607             (270,883)         317,299
         Other assets                                                   3,694              799,127          214,725
     Increase (decrease) in:
         Accounts payable and accrued expenses                      1,029,056             (199,957)        (560,135)
         Other liabilities                                             33,145             (789,990)          75,886
                                                                  ----------------   ----------------- ----------------
            Net cash provided by/(used in) operating activities     6,909,873            5,931,906         5,161,107
                                                                  ----------------   ----------------- ----------------

Cash flows from investing activities:
     Cash held in escrow                                                    -            (1,154,241)                -
     Capital expenditures                                            (560,017)           (1,664,109)       (2,523,028)
     Cash received from sale of assets                              1,047,749              685,992                  -
     Acquisitions, net of cash acquired                              (113,527)                   -         (2,949,577)
                                                                   ----------------   ----------------- ----------------
        Net cash provided by/(used in) investing activities           374,205            (2,132,358)       (5,472,605)
                                                                  ----------------   ----------------- ----------------

Cash flows from financing activities:
     Net revolving credit facility borrowings (repayments)         (7,121,848)           (3,590,814)        1,895,705
     Repurchase of common shares                                            -               (65,896)
                                                                                                           (1,922,555)
     Proceeds from stock option exercises                              68,750                76,150           142,107
     Principal payments on capital leases and notes payable          (276,740)             (211,843)         (470,771)
                                                                   ----------------   ----------------- ----------------
        Net cash used in financing activities                      (7,329,838)           (3,792,403)         (355,514)
                                                                  ----------------   ----------------- ----------------

Net cash used in discontinued operations                             (426,952)              (81,536)         (287,595)
                                                                  ----------------   ----------------- ----------------
 Net decrease in cash and cash equivalents                            (472,712)             (74,391)         (954,607)

Cash and cash equivalents at beginning of period                       895,743              970,134          1,924,741
                                                                  ----------------   ----------------- ----------------
 Cash and cash equivalents at end of period                        $   423,031        $     895,743     $      970,134
                                                                  ================   ================= ================

Supplemental disclosures of cash flow information:
  Cash payment of interest, net of amounts capitalized            $    517,000        $     703,000     $      822,000
  Cash payment of taxes                                           $    993,000        $      42,000     $      465,000
Summary of non-cash investing activities:
  Capital expenditures financed under capital leases              $    556,520        $     392,012     $    373,833
  Acquisition note payable                                        $          -        $           -     $    300,000


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

Uninsured deposits at December 31, 2004, and December 31, 2003 were approximately $423,000 and $896,000, respectively. These amounts have been deposited with national financial institutions.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives. The estimated useful lives of depreciable assets are as follows:
                                                                 Estimated
                                                                Useful Life
                                                                 In Years
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

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" (SFAS 141) and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). These statements established new accounting and reporting standards for business combinations and associated goodwill and intangible assets. SFAS 141 eliminated the pooling of interest method of accounting and amortization of goodwill for business combinations initiated after June 30, 2001. SFAS 142, adopted by the Company January 1, 2002, requires that goodwill and intangible assets with indefinite useful lives can no longer be amortized, but instead must be tested for impairment at least annually. The Company completed the required initial test for impairment upon adoption in 2002 and concluded that no impairment exists. In addition, the Company has completed the required annual tests for impairment in 2004 and 2003 and concluded that no impairment exists.

There was an addition to the Company's goodwill of $113,527 for the fiscal year ended December 31, 2004 for the one acquisition. Accumulated goodwill amortization at December 31, 2004 and 2003 was approximately $4 million.


LONG-LIVED ASSETS

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement superceded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and the accounting and reporting provisions for APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The Company adopted SFAS No. 144 on January 1, 2002 and there was no effect on the financial position and results of operations of the Company during the years ended December 31, 2004 and 2003.

CAPITALIZATION POLICIES

Maintenance, repairs and minor replacements are charged to expense as incurred. Major renovations and replacements are capitalized to appropriate property and equipment accounts. Upon sale or retirement of property, the cost and related accumulated depreciation are eliminated from the accounts and the related gain or loss is recognized in income.

Construction costs incurred to ready a project for its intended use are capitalized for major development projects and are amortized over the lives of the related assets. Consistent with AICPA Statement of Position 98-1, the Company capitalizes the cost of internally generated computer software developed for the Company's own use. Software development costs of approximately $218,000, $922,000 and $1,381,000 were capitalized in the years ended December 31, 2004 and 2003 and 2002, respectively.

NET REVENUES

The Company is paid for its services primarily by Federal and state third-party reimbursement programs, commercial insurance companies, and patients. Revenues are recorded at established rates in the period during which the services are rendered. Appropriate allowances to give recognition to third party payment arrangements are recorded when the services are rendered.

Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation. It is common for issues to arise related to: 1) the determination of cost-reimbursed revenues, 2) medical coding, particularly with respect to Medicare, 3) patient eligibility, particularly related to Medicaid, and 4) other reasons unrelated to credit risk, all of which may result in adjustments to recorded revenue amounts.Management continuously evaluates the potential for revenue adjustments and when appropriate provides allowances for losses based upon the best available information. There is at least a reasonable possibility that recorded estimates could change by material amounts in the near term.


Approximately 52% of the Company's 2004 revenues were derived from state Medicaid and other government programs, some of which are currently facing significant budget issues. It is possible that the actions taken by the state Medicaid programs in the future could have a significant unfavorable impact on the Company's results of operations, financial condition and liquidity.

The following table sets forth the percent of the Company's revenues generated from Medicare, state Medicaid programs and other payors:

                                            Year Ended           Year Ended
                                         December 31, 2004   December 31, 2003
                                     -------------------------------------------
Medicare                                           33.8%       31.8%
Medicaid & other government programs:
 Ohio                                             12.8%        11.8%
 Maryland                                         12.3%        13.3%
 Kentucky                                         12.2%        13.5%
 Connecticut                                       4.8%         4.4%
 Florida                                           2.8%         3.3%
 Massachusetts                                     2.0%         2.9%
 Indiana                                           0.8%         1.0%
                                            --------------  --------------
 Alabama                                           0.1%         0.2%
                                             -------------- --------------
 Subtotal                                         47.9%        50.4%
                                            --------------  --------------
 All other payers                                 18.3%        17.8%
                                            --------------  --------------
 Total                                           100.0%       100.0%
                                            ==============  ==============

Concentrations in the Company's accounts receivable were as follows:

                                                         As of December 31, 2004             As of December 31, 2003
                                                -------------------------------------   ----------------------------------
                                                         Amount             Percent            Amount           Percent
                                                 -----------------------  -------------   -----------------  --------------

                    Medicare                     $         2,380,099           18.1%      $   1,757,663            10.3%

                                                 -----------------------  -------------   -----------------  --------------
     Medicaid & other government programs:

       Kentucky                                            3,473,950           12.4%          4,829,308              28.3%
       Ohio                                                2,224,726            9.4%          1,911,246              11.2%
       Connecticut                                         1,134,986            6.9%          1,109,205               6.5%
       Maryland                                              919,234            5.2%            904,429               5.3%
       Indiana                                               680,984            3.0%            767,912               4.5%
       Massachusetts                                         465,797            2.8%            529,005               3.1%
       Alabama                                                 9,916            0.0%                  -                 -%
       Florida                                               498,608            1.6%            273,035                1.6%

                                                 -----------------------  -------------   -----------------  --------------

         Subtotal                                          9,408,202           41.3%         10,324,140               60.5%

                                                 -----------------------  -------------   -----------------  --------------

       All other payers                                    3,628,060           40.6%          4,982,890               29.2%

                                                 -----------------------  -------------   -----------------  --------------
        Subtotal                                          15,416,359          100.0%         17,064,693              100.0%
        Allowance for uncollectible accounts              (2,624,677)                        (2,382,355)
                                                 -----------------------                  -----------------
                                                 $        12,791,682                      $  14,682,338
                                                 =======================                  =================

At December 31, 2004 and 2003, the Company had approximately $525,000 and $1,960,000 of net receivables outstanding specifically related to filed or estimated cost reports. Of these amounts, approximately $5,000 and $1,826,000, respectively, were due from the Kentucky Medicaid program.

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

                                                            Year Ended        Year Ended       Year Ended
                                                        December 31, 2004 December 31, 2003   December 31,
                                                                                                  2002
                                                         ----------------------------------------------------
   Basic weighted average outstanding shares                   2,303,267         2,294,771       2,416,224
   Add-common equivalent shares representing
     shares issuable upon  exercise of dilutive
     options                                                     264,201           244,100         303,585
                                                        -----------------------------------------------------
   Diluted weighted average number of shares at
     year end                                                  2,567,468         2,538,871       2,719,809
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

FINANCIAL STATEMENT RECLASSIFICATIONS

Certain amounts have been reclassified in the December 31, 2003 financial statements and related notes in order to conform to the 2004 presentation. Such reclassifications had no effect on previously reported net income.

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

Had compensation cost for stock option grants been determined based upon the fair value at the grant date for the awards in the years ended December 31, 2004, 2003 and 2002 consistent with the provisions of SFAS 123, the effect on net income and earnings per share would have been reduced to the following pro forma amounts:


                                            Year Ended December          Year Ended                 Year Ended
                                                  31, 2004            December 31, 2003            December 31,
                                                                                                       2002
                                            ---------------------    --------------------     -----------------------
      Net income, as reported:              $         1,191,255      $         2,120,197      $           1,344,913
        Pro forma stock-based
         compensation expense, net of
         tax                                                710                   41,808                     67,722
                                            ---------------------    --------------------     -----------------------
      Pro forma net income                  $         1,190,545      $         2,078,389      $           1,277,191
                                            =====================    ====================     =======================

      Pro forma earnings per share:
        Basic                               $              0.52      $              0.91      $                0.53
        Diluted                             $              0.46      $              0.82      $                0.47



ADVERTISING COSTS


The Company expenses the costs of advertising as incurred. Advertising expense was $98,033, $131,721 and $146,218 for the years ended December 31, 2004, 2003, and 2002, respectively.


NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB published a revision of FASB Statement No. 123. "Accounting for Equity Based Compensation". FASB 123 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award--the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in Statement 123. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. Excess tax benefits, as defined by this Statement, will be recognized as an addition to paid-in capital. Cash retained as a result of those excess tax benefits will be presented in the statement of cash flows as financing cash inflows. The write-off of deferred tax assets relating to unrealized tax benefits associated with recognized compensation cost will be recognized as income tax expense unless there are excess tax benefits from previous awards remaining in paid-in capital to which it can be offset. The notes to financial statements of both public and nonpublic entities will disclose information to assist users of financial information to understand the nature of share-based payment transactions and the effects of those transactions on the financial statements. If the Company had adopted this statement during 2004 it would have had an immaterial effect on results of operations and financial condition.

DISCONTINUED OPERATIONS

During the year ended December 31, 2003, the Company recorded in income from discontinued operations a one-time reduction in estimated tax liabilities of approximately $854,000, due to the expiration of various statutory limitations pertaining to the tax year in which the Company sold its product operations in 1999.

DISCONTINUED ADULT DAY CARE OPERATIONS

The Company follows the guidance in SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" and, when appropriate, reclassifies operating units closed, sold, or held for sale out of continuing operations and into discontinued operations for all periods presented. Several ADC segment units closed, sold, or held for sale, have been reclassified in the financial statements. These units were either closed or sold by the Company due to their financial performance. Revenues from discontinued ADC units were approximately $2.2 million, $3.6 million and $4.8 million in the years ended December 31, 2004, 2003 and 2002 respectively. Net losses from discontinued ADC units were approximately ($339,000), ($158,000) and ($321,000) in the years ended December 31, 2004, 2003 and 2002 respectively, and such amounts are included in net loss from discontinued operations in the accompanying financial statements.

In the three years ended December 31, 2004, no operating units in the VN or PC segments met the criteria to be reclassified as discontinued operations.

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

Health Insurance Portability and Accountability Act (HIPAA)
The Health Insurance Portability and Accountability Act (HIPAA) was enacted by the Federal government on August 12, 1996, and requires organizations to adhere to certain standards to protect data integrity, confidentiality and availability. HIPAA also mandates, among other things, that the Department of Health and Human Services adopt standards for the exchange of electronic health information in an effort to encourage overall administrative simplification and enhance the effectiveness and efficiency of the health care industry. The Company implemented changes in its operations to comply with the privacy aspects of HIPAA and it believes it is in compliance. The Company does not expect the cost of complying with privacy standards to have a material effect on its results of operations or financial position. The Company implemented changes in its operations to comply with the electronic transaction and code sets aspects of HIPAA and believes it is in compliance with those requirements. Independent of HIPAA requirements, the Company has been developing new information systems with improved functionality to facilitate improved billing and collection activities, reduced administrative costs and improved decision support information. The Company has incorporated the HIPAA mandated electronic transaction and code sets into the design of this new software.

Regulations with regard to the security components of HIPAA were published in 2003. Those regulations are required to be implemented by April 2005. We believe we will be in compliance with the security regulations, with no material impact on our results of operations or financial position.

NOTE 3 - ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                        December 31,          December 31,
                                            2004                  2003
                                     -------------------    -----------------
 Wages and employee benefits          $      1,470,091       $   1,813,763
 Insurance accruals                          2,018,890           2,766,764
 Accrued taxes                               1,142,018            (254,349)
 Accrued professional fees and other           192,158             297,834
                                     -------------------    -----------------
                                      $      4,823,157       $   4,624,012
                                     ===================    =================

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment, including equipment under capital leases, consist of the following:

                                          December 31,          December 31,
                                              2004                 2003
                                      --------------------    ------------------

 Land                                $               -       $         150,000
 Buildings and improvements                          -                 684,263
 Leasehold improvements                      4,079,485               4,280,706
 Medical equipment                             651,133                 620,690
 Computer equipment and software             9,476,161               9,187,538
 Office and other equipment                  2,960,686               2,844,925
 Transportation equipment                    3,899,052               3,279,169
                                    --------------------    --------------------
                                            21,066,517              21,047,291
 Less accumulated depreciation             (15,959,889)            (13,823,302)
                                     --------------------    -------------------
                                     $       5,106,628       $       7,223,989
                                     ====================    ===================

Depreciation and amortization expense (including amortization on assets held under capital leases) was $2,459,463 and $2,411,886 for the years ended December 31, 2004 and 2003, respectively.

NOTE 5 - REVOLVING CREDIT FACILITY

Revolving Credit Facility. . In March 2004, the Company renewed its $22.5 million credit facility with Bank One Kentucky NA with a new expiration date of June 30, 2006. The credit facility bears interest at the bank's prime rate plus a margin (ranging from -0.75% to -0.25%, currently -0.5%) dependent upon total leverage and is secured by substantially all assets and the stock of the Company's subsidiaries. The weighted average interest rates were 4.41% and 4.00% for the quarters ended December 31, 2004 and 2003, respectively, and 3.97% and 4.14% for the year ended December 31, 2004 and 2003, respectively. The interest rate in effect at December 31, 2004 was 4.50%. The Company pays a commitment fee of 0.25% per annum on the unused facility balance. Borrowings are available equal to the greater of: a) a multiple of earnings before interest, taxes, depreciation and amortization (as defined) or b) an asset based formula, primarily based on accounts receivable. Borrowings under the facility may be used for working capital, capital expenditures, acquisitions, development and growth of the business and other corporate purposes. As of December 31, 2004 the formula permitted approximately $17.8 million to be used, of which approximately $3.8 million was outstanding. Additionally, an irrevocable letter of credit, totaling $4.2 million, was outstanding in connection with the Company's self-insurance programs. Thus, a total of $8 million was either outstanding or committed as of December 31, 2004 while an additional $9.8 million was available for use. The Company's revolving credit facility is subject to various financial covenants. As of December 31, 2004, the Company was in compliance with the covenants. Under the most restrictive of its covenants, the Company is required to maintain minimum net worth of at least $10,500,000.


The Company received $1.4 million from the Kentucky Medicaid program in collection of three year old cost report receivables in late August 2004. In October 2004 the Company completed the sale-lease back of its only real estate parcel and received the net proceeds of approximately $1.1 million. The sale lease-back generated a deferred pre-tax gain of approximately $123,000 which is being amortized against rent expense over the initial term of the lease. The cash generated from these actions was used to reduce outstanding borrowings on the credit facility.

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

                                                     December 31,              December 31,
                                                          2004                    2003
                                                  ---------------------    -------------------
     Deferred tax assets
     Nondeductible reserves and
       allowances                                   $          491,000       $        171,000
     Intangibles                                               955,000              1,214,000
     Insurance accruals                                        744,000                718,000
     Net operating loss carryforwards                          725,000                838,000
                                                    ---------------------    -------------------
                                                             2,915,000              2,941,000
     Valuation allowance                                      (557,000)              (639,000)
                                                    ---------------------    -------------------
                                                             2,358,000              2,302,000
     Deferred tax liabilities
     Accelerated depreciation                               (1,395,000)            (1,500,000)
                                                    ---------------------    -------------------
     Net deferred tax assets                        $          963,000       $        802,000
                                                    =====================    ===================

     Deferred tax assets (liabilities) are reflected in the accompanying balance sheets as:
       Current                                      $        1,189,000       $       864,000
       Long-term                                              (226,000)              (62,000)
                                                    ---------------------    -------------------
     Net deferred tax assets                        $          963,000       $       802,000
                                                    =====================    ===================


The Company has state and local net operating loss carryforwards of approximately $17.9 million which expire on various dates through 2016.

Provision (benefit) for income taxes consists of the following:


                                                        Year Ended              Year Ended              Year Ended
                                                    December 31, 2004       December 31, 2003          December 31,
                                                                                                           2002
                                                    --------------------    -------------------    ------------------

   Federal - current                                $       1,088,000         $       29,000         $     (27,000)
   State and local - current                                  179,000                 22,000                43,000
   Deferred                                                  (281,000)               702,000               979,000

                                                    --------------------    -------------------    ------------------

                                                    $         986,000         $      753,000         $     995,000

                                                    ====================    ===================    ==================

   Shown in the accompanying statements of income as:
      Continuing operations                         $         986,000         $      753,000         $     995,000
      Discontinued operations                                  30,000               (956,000)             (207,000)
                                                    --------------------    -------------------    ------------------
                                                    $       1,016,000         $    (203,000)         $     788,000
                                                    ====================    ===================    ==================

A reconciliation of the statutory to the effective rate of the Company (for continuing operations only) is as follows:

                                                  Year Ended December     Year Ended December          Year Ended
                                                        31, 2004               31, 2003            December 31, 2002
                                                 ----------------------- ----------------------  -----------------------

  Tax provision using statutory rate                            34.0%            34.0%                     34.0%

  Valuation allowance                                           (0.5%)           (0.8%)                    (2.7%)

  State and local taxes, net of Federal benefit                  5.0%            (0.6%)                     4.0%

  Other, net                                                     0.7%             2.0%                      2.1%
                                                 ------------------------- --------------------  -----------------------
  Tax provision for continuing operations                       39.2%            34.6%                     37.4%
                                                 ======================= ======================  =======================

The Company has provided a valuation allowance against certain net deferred tax assets based upon management's estimation of realizability of those assets through future taxable income. This valuation was based in large part on the Company's history of generating operating income or losses in individual tax locales and expectations for the future. The Company's ability to generate the expected amounts of taxable income from future operations to realize its recorded net deferred tax assets is dependent upon general economic conditions, competitive pressures on revenues and margins and legislation and regulation at all levels of government. There can be no assurances that the Company will meet its expectations of future taxable income. However, management has considered the above factors in reaching its conclusion that it is more likely than not that future taxable income will be sufficient to realize the net deferred tax assets as of December 31, 2004.

During the year ended December 31, 2004, 2003 and 2002, based on changes in facts and circumstances, favorable changes occurred in the Company's expectations with regard to the generation of future taxable income in certain tax jurisdictions. Accordingly, the state and local tax provision for these periods include a reduction of previously recorded valuation allowances of approximately $21,000, $96,000 and $73,000, respectively.

During the year ended December 31, 2003, the Company recorded in income from discontinued operations a one-time reduction in estimated tax liabilities of approximately $854,000, due to the expiration of various statutory limitations pertaining to the tax year in which the Company sold its product operations.

NOTE 7 - STOCKHOLDERS' EQUITY

Employee Stock Option Plans

The Company has the following stock option plans:

1. The Company has a Nonqualified Stock Option Plan which provided for the granting of options to key employees, officers, and directors, to purchase up to 220,000 shares of the Company's common stock. The period of time for granting options under this plan has expired. As of December 31, 2004, options for 40,500 shares were outstanding under this plan.

2. The Company has a 1991 Long-term Incentive Nonqualified Stock Option Plan which provided for the granting of options to purchase up to 500,000 shares of the Company's common stock to key employees, officers, and directors. The period of time for granting options under this plan has expired. As of December 31, 2004, options for 360,493 shares were outstanding under this plan.

3. The Company has a 1993 Stock Option Plan for Non-employee Directors which provided for the granting of options to purchase up to 120,000 shares of the Company's common stock to directors who are not employees. Each newly elected director or any director who did not possess options to purchase 10,000 shares of the Company's common stock were automatically granted options to purchase 10,000 shares of common stock under this plan at an exercise price based on the market price as of the date of grant. As of December 31, 2004, all option shares available under this plan have been granted and options for 73,500 shares were outstanding under this plan.

4. The Company has a 2000 Stock Option Plan which provides for options to purchase up to 500,000 shares of the Company's common stock to key employees, officers and directors. The Board of Directors determines the amount and terms of the options, which cannot exceed ten years. As of December 31, 2004, options for 51,507 shares had been granted and were outstanding under this plan. Shares available for future grant amount to 425,993 shares at December 31, 2004.


Changes in qualified options, non-qualified options and supplemental non-qualified options outstanding are summarized as follows:

                                                                Wtd. Avg
                                             Shares             Ex. Price
                                           -------------     ---------------
          March 31, 2001                      692,900        $        3.11

          Granted                              10,000                 8.75
          Exercised                           (27,900)                2.60
          Terminated                           (7,500)                4.25
                                           -------------
          December 31, 2001                   667,500                 3.06

          Granted                              12,500                10.51
          Exercised                           (51,800)                2.80
          Terminated                                -                    -
                                           -------------
          December 31, 2002                   628,200                 3.38

          Granted                                   -                     -
          Exercised                           (25,200)                3.02
          Terminated                          (39,500)                3.26
                                           -------------
          December 31, 2003                   563,500                 3.40

          Granted                                   -                     -
          Exercised                           (20,000)                3.44
          Terminated                          (17,500)                9.54
                                           -------------
          December 31, 2004                   526,000                 3.20
                                           =============

The following table details exercisable options and related information:


                                                           Year Ended          Year Ended          Year Ended
                                                        December 31, 2004  December 31, 2003   December 31, 2002
                                                        ------------------ ------------------- -------------------

   Exercisable at end of year                                    524,750             502,375             493,325
   Weighted average exercise price                      $           3.18   $            3.20      $         2.98

   Weighted average fair value
       of options granted during the year               $              -   $               -      $         0.69

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for awards in the year ended December 31, 2002.: risk-free interest rates of 5.72%, expected volatility of approximately 50%, expected lives of 9.30years, and no expected dividend yields, respectively.

The following table summarizes information about stock options outstanding at December 31, 2004:

                                 Options Outstanding                                     Options Exercisable
      --------------------------------------------------------------------------- -----------------------------------
                             Outstanding          Wtd. Avg.                          Exercisable
          Range of              As of             Remaining          Wt. Avg.           As of            Wt. Avg.
         Ex. Price        December 31, 2004    Contractual Life      Ex. Price    December 31, 2004     Ex. Price
      -----------------   ------------------  -------------------  -------------- ------------------   -------------
        $2.19-2.50                175,000            1.79              $2.19               75,000         $2.19
        $2.50 - 3.00              136,500            8.96              $2.63              336,500         $2.98
         Over $3.00               214,500            3.27              $4.38              113,250         $4.42
                          ------------------                                      ------------------
       $2.19 - $10.59             526,000            4.25              $3.20              524,750         $3.18
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

Directors Deferred Compensation Plan
The Company has a Non-Employee Directors Deferred Compensation Plan which allows Directors to elect to receive fees for Board services in the form of shares of the Company's common stock. The Plan authorized 100,000 shares for such use. As of December 31, 2004, 56,237 shares have been allocated in deferred accounts, 4,311 have been issued to previous Directors and 39,452 remain available for future allocation. Allocated shares are to be issued to Directors when they cease to be Directors or upon a change in control. Directors' fees are expensed as incurred whether paid in cash or deferred into the Plan.

NOTE 8 - RETIREMENT PLAN

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


The Company's retirement plan expense was approximately $74,000, $5,000 and $83,000 for the years ended December 31, 2004, 2003, and 2002.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain real estate, office space, vehicles and equipment under non-cancelable operating leases expiring at various dates through 2010 and which contain various renewal and escalation clauses. Rent expense amounted to approximately $3,499,264, $3,836,727 and $4,094,982 for years ended December 31, 2004, 2003 and 2002. At December 31, 2004 the minimum rental payments under these leases were as follows:

       2005                           $     2,905,911
       2006                                 2,284,834
       2007                                 1,862,332
       2008                                 1,554,107
       2009                                   940,762
       Thereafter                             988,830
                                      ------------------
                                      $    10,536,766
                                      ==================

Capital Leases and Term Debt

The Company has certain assets, primarily vehicles, under capital leases. The leases include interest of approximately 7.0% per annum. Assets held under capital leases are carried at cost of approximately $2.6 million and $2.1 million with accumulated depreciation of approximately $989,000 and $677,000 as of December 31, 2004 and 2003, respectively.

The Company has an unsecured $300,000 note payable to a seller bearing interest at 6% per annum at December 31, 2004 due July 2005.

Future minimum lease payments and principal and interest payments on the term debt are as follows:

                                  Capital           Acquisition
      Year Ending December 31,    Leases            Note Payable              Total
                            ------------------    ------------------    -------------------

      2005                  $        371,415      $       309,900       $        681,315
      2006                           546,050                    -                546,050
      2007                           358,848                    -                358,848
      2008                           300,224                    -                300,224
      2009                           166,402                    -                166,402
      Thereafter                     129,828                                     129,828
                            ------------------    ------------------    -------------------
                                   1,872,767              309,900              2,182,667
      Less: amount
        Representing Interes        (282,232)              (9,900)              (292,132)
                            ------------------    ------------------    -------------------
      Present value of minimum
        lease/principal payments   1,590,535              300,000              1,890,535
      Less: current portion          277,785              300,000                577,785
                            ------------------    ------------------    -------------------
                            $      1,312,750      $             -       $      1,312,750
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

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against the Company by various claimants. The claims are in various stages of processing and some may ultimately be brought to trial. The Company is aware of incidents that have occurred through December 31, 2004 that may result in the assertion of additional claims. The Company carries insurance coverage for this exposure; however, its deductible per claim increased from $25,000 to $250,000 effective April 1, 2003.

The Company records estimated liabilities for its insurance programs based on information provided by the third-party plan administrators, historical claims experience, the life cycle of claims, expected costs of claims incurred but not paid, and expected costs to settle unpaid claims. The Company monitors its estimated insurance-related liabilities on a monthly basis. As facts change, it may become necessary to make adjustments that could be material to the Company's results of operations and financial condition.

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

Based on the advice of legal counsel, the Company believes it has strong grounds for appealing the trial court's decision and it intends to vigorously pursue its appeal. The Company can give no assurance that it will be successful in its appeal. The appeals court heard oral arguments in the case in February 2005 but has given no indication of when it will issue a ruling.

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

As of December 31, 2004 and December 31, 2003, the Broker owed the Company approximately $535,000, which amount is included in accounts receivable, net on the accompanying balance sheets. Based on discussions with legal counsel, the Company estimates that it will be able to recover approximately 80% of the claim if the lawsuit is successful. Accordingly, the Company has established a collectibility reserve of approximately $106,000 against the receivable in this case. Although the Company currently believes it will be successful in ultimately collecting the amounts currently due us under this arrangement, there can be no assurance that such amounts will in fact be collected. Should it become evident in the future that a material amount will not be collectible, the Company will, at that time, record an additional provision for uncollectible accounts.

The Company's loan agreement executed with its lender in March 2004 provides that the loss of either or both of the above litigation cases will be excluded from financial results for purposes of calculating borrowing availability or financial covenant compliance.


NOTE 10 - STOCK REPURCHASES

During the year ended December 31, 2003, the Company purchased 9,400 shares of its common stock in open market purchases for a total cost of approximately $66,000. On August 19, 2002, the Company redeemed 210,100 shares of its common stock from a private investor at a total cost of approximately $1.5 million. During the year ended December 31, 2002, the Company also purchased an additional 39,971 shares of its common stock in open market purchases for a total cost of approximately $374,000. During the nine months ended December 31, 2001, a total of 57,400 shares were purchased in open market purchases for a total cost of approximately $517,000. There were no stock repurchases in the year ended December 31, 2004.


NOTE 11 - SEGMENT DATA

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

The Company's VN segment provides skilled medical services in patients' homes largely to enable recipients to reduce or avoid periods of hospitalization and/or nursing home care. VN Medicare revenues are generated on a per episode basis rather than a fee per visit or day of care. Approximately 91% of the VN segment revenues are generated from the Medicare program while the balance is generated from Medicaid and private insurance programs.


The Company's PC segment services are also provided in patients' homes. These services (generally provided by paraprofessional staff such as home health aides) are generally of a custodial rather than skilled nature. PC revenues are generated on an hourly basis. Approximately 65% of the PC segment revenues are generated from Medicaid and other government programs while the balance is generated from insurance programs and private pay patients.


The Company's ADC segment provides adult day care to disabled or frail adults who require some care or supervision, but who do not require intensive medical attention and/or wish not to live in a nursing home or other inpatient institution. These services are provided in the Company's facilities.
ADC revenues are usually generated on a per day of care basis. Approximately 85%
 of the ADC segment revenues are generated from Medicaid and other government programs while the balance is generated from insurance programs and private pay patients.

Certain general and administrative expenses incurred at the corporate level have not been allocated to the segments. The Company has service locations in Florida, Kentucky, Ohio, Maryland, Connecticut, Massachusetts, Indiana and Alabama (in order of revenue significance).


The presentation of the Company's operations in three segments differs from its previous reporting of two segments due to a reorganization of the way in which the Company manages its business and in the way in which information is reported, both of which resulted from refinements in the Company's business plan adopted in early 2004. Segment data for previous periods have been restated to conform to the new reporting structure.



                                              Year Ended             Year Ended              Year Ended
                                          December 31, 2004       December 31, 2003      December 31, 2002
----------------------------------------- -------------------  ---------------------   ---------------------

Net revenues
Visiting nurses                           $     32,227,614        $     29,375,519       $    28,799,296
Personal care                                   33,542,824              32,266,965            29,928,685
Adult day health services                       21,056,742              21,617,259            22,224,469
                                          -------------------     ------------------     -------------------
                                          $     86,827,180        $     83,259,742       $    80,952,450
                                          ===================     ==================     ===================
Operating income (loss)
Visiting nurses                           $      4,671,221        $      4,281,189       $     4,996,141
Personal care                                    3,036,043               3,786,610             3,596,130
Adult day health services                        1,087,575               1,068,178             1,733,608
Corporate/Unallocated                           (5,788,721)             (6,194,977)           (6,876,276)
                                          -------------------     ------------------     -------------------
                                          $      3,006,118        $      2,941,000       $     3,449,603
                                          ===================     ==================     ===================
Identifiable assets
Visiting nurses                           $      4,340,804        $      3,643,137       $     7,485,349
Personal care                                    9,071,086              11,173,701            10,006,128
Adult day health services                        6,447,087               7,912,285             8,396,458
Corporate/Unallocated                            8,203,093               9,371,769             9,466,085
                                          -------------------     ------------------     -------------------
                                          $     28,062,070        $     32,100,892       $    35,354,020
                                          ===================     ==================     ===================
Identifiable liabilities
Visiting nurses                           $      1,994,746        $      1,169,886       $       1,516,395
Personal care                                    2,900,642                 972,131               1,569,330
Adult day health services                        4,174,775              12,702,934              15,896,736
Corporate/Unallocated                            5,424,976               4,991,595               6,267,475
                                          -------------------     ------------------     -------------------
                                          $     14,495,139        $     19,836,546       $      25,249,936
                                          ===================     ==================     ===================
Capital expenditures

Visiting nurses                           $         68,517        $        500,323       $         514,315
Personal care                                        5,615                 377,042                  74,092
Adult day health services                          184,043                 435,680                 222,255
Corporate/Unallocated                              301,842                 351,064               1,712,366

                                          -------------------     ------------------     -------------------
                                          $        560,017        $      1,664,109       $       2,523,028
                                          ===================     ==================     ===================

Depreciation and amortization
Visiting nurses                           $        842,389        $        860,478       $         884,608
Personal care                                      346,956                 257,668                 156,253
Adult day health services                        1,091,003                 946,737                 758,241
Corporate/Unallocated                              179,116                 347,004                 205,125
                                          -------------------     ------------------     -------------------
                                          $      2,459,463        $      2,411,886       $       2,004,227
                                          ===================     ==================     ===================


NOTE 12 - QUARTERLY FINANCIAL DATA-- (UNAUDITED)

Summarized quarterly financial data for the years ended December 31, 2004 and 2003 are as follows (in thousands except per share data):

                                    Year Ended December 31, 2004                        Year Ended December 31, 2003
                          -------------------------------------------------- ----------------------------------------------------

                            Dec. 31,   Sept. 30,  June 30,    March 31,        Dec. 31,     Sept. 30,    June 30,      March 31,
                             2004        2004       2004        2004             2003         2003         2003          2003
                          -------------------------------------------------- ----------------------------------------------------

Net Revenues              $   22,179  $   21,478   $  21,702   $   21,468    $    21,051 $    20,712 $    20,883  $      20,614
Gross Profit                   3,262       3,532       3,504        3,431          3,513       3,484       3,868          3,536
Income from
  continuing                     347         412         428          342            318       304          492           310
  operations
Income from discontinued
  operations                    (256)         (7)        (34)         (41)           791       (21)          (3)          (71)
Net income                        91         405         394          301          1,109       283          489           239

Income
  from
  continuing operations
     Basic                $     0.16  $     0.18   $     0.19  $     0.15    $      0.15 $     0.13  $      0.21  $       0.13
     Diluted              $     0.14  $     0.16   $     0.17  $     0.13    $      0.13 $     0.12  $      0.20  $       0.13

Income
  from
  discontinued operations
     Basic                $    (0.12) $        -   $    (0.01) $    (0.02)   $      0.34 $    (0.01) $         -  $      (0.03)
     Diluted              $    (0.11) $        -   $    (0.01) $    (0.02)   $      0.30 $    (0.01) $         -  $      (0.03)

Net income
  per share
     Basic                $     0.04  $     0.18   $     0.17  $     0.13    $      0.48 $     0.12  $      0.21  $       0.10
     Diluted              $     0.03  $     0.16   $     0.15  $     0.12    $      0.43 $     0.11  $      0.20  $       0.10


In the quarter ended December 31, 2004, the Company recorded in income from discontinued operations a one-time reduction in estimated tax liabilities of approximately $854,000, due to the expiration of various statutory limitations pertaining to the tax year in which the Company sold its product operations.

NOTE 13 - SUBSEQUENT EVENTS


On March 29, 2005 the Company entered into an agreement to acquire all the assets and business operations of a Medicare-certified visiting nurse agency located in Bradenton, Florida. The total purchase price of $3.2 million will be paid $2.5 million in cash at closing (expected to be April 1, 2005) with the $700,000 balance in the form of a note payable bearing interest at 6% due in its entirety two years after closing. The Company will fund the cash portion of the purchase price with available borrowings on its revolving credit facility. The acquired operations generated net revenues of approximately $3.5 million in the year ended December 31, 2004.

                         Report of Independent Auditors

Board of Directors and Stockholders
Almost Family, Inc.

We have audited the accompanying consolidated balance sheets of Almost Family, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for the three years then ended. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Almost Family, Inc. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for the three years then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule when considered in relation to the 2004, 2003 and 2002 basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/ERNST & YOUNG LLP

Louisville, Kentucky
March 18, 2005, except for Note 13, as to which the date is March 30, 2005

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

The Company's management, with participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2004. Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2004. There were no changes in the Company's internal control over financial reporting during the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is set forth in the Registrant's definitive proxy statement to be filed with the Commission no later than 120 days after December 31, 2004, except for the information regarding executive officers of the Company. The information required by this Item contained in such definitive proxy statement is incorporated herein by reference.

The following table sets forth certain information with respect to the Company's executive officers.

Name                            Age        Position with the Company
-------------------------------------------------------------------------------
William B. Yarmuth (1)          52         Chairman of the Board President
                                              and Chief Executive Officer
C. Steven Guenthner (2)         44         Senior Vice President and
                                              Chief Financial Officer
Mary A. Yarmuth (3)             58         Senior Vice President
P. Todd Lyles (4)               43         Senior Vice President
Anne T. Liechty (5)             52         Senior Vice President

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

PART IV


Item 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
               8-K.

                                                                                                           Page Number
(a)            The following items are filed as part of this report:
1.             Index to Consolidated Financial Statements


               Consolidated Statements of Income for the years ended December
               31, 2004, 2003 and 2002                                                                        38
               Consolidated Balance Sheets - December 31, 2004 and 2003                                       39
               Consolidated Statements of Cash Flows for the years ended
               December 31, 2004, 2003 and 2002                                                               41
               Consolidated Statements of Stockholders' Equity for the years
               ended December 31, 2004, 2003 and 2002                                                         40
               Notes to Consolidated Financial Statements                                                     42
               Report of Independent Auditors                                                                 60


2.             Index to Financial Statement Schedule


               Schedule II - Valuation and Qualifying Accounts                                                68


               All other Schedules have been omitted because they are either not required, not applicable or, the information has otherwise been supplied in the financial statements or notes thereto.

               3. Exhibits required to be filed by Item 601 of Regulation S-K, and by Item 15 (c) below:


    Number                    Description of Exhibit



     3.1  Certificate   of   Incorporation,   as  amended,   of  the  Registrant
          (incorporated by reference to Exhibit No. 3.1 of the Registrant's Annual Report on Form 10-K for the year ended March 31, 1997)

     3.2 Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3 of the Registrant's Current Report on Form 8-K dated February 1, 1999)

     4.1 Stockholder Protection Rights Agreement dated February 1, 1999, between the Registrant and Reliance Trust Company (incorporated by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K dated February 1, 1999)

     4.2 Other Debt Instruments -- copies of other debt instruments for which the total debt is less than 10% of assets will be furnished to the Commission upon request.

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

     10.5 1991 Long-Term Incentive Plan (incorporated by references to the Registrant's Registration Statement on Form S-8 Reg. No. 33-81124)

     10.6 Employment Agreement, dated January 1, 1996, between the Company and William B. Yarmuth (incorporated by reference to the Registrant's report on Form 10K for the year ended March 31, 1996).

     10.7 Loan Agreement between the Company and Bank One, KY (incorporated by reference to the Registrant's report on Form 10K for the year ended March 31, 2001).

     10.8 Asset Purchase Agreement between the Company and Medlink of Ohio, Inc. (incorporated by reference to the Registrant's report on Form 10K for the year ended December 31, 2002)


     10.9 Third Amendment to Loan Agreement between the Company and Bank One, NA, dated March 23, 2004 (incorporated by reference to the Registrant's report on Form 10-K for the year ended December 31, 2003)

    10.10 2000 Stock Option Plan (incorporated by reference to the Registrant's Registration Statement on Form S-8 Reg. No. 333-88744)

    10.11 Non-Employee Director Deferred Compensation Plan

    10.12 1993  Non-Employee   Directors  Stock  Option  Plan  (incorporated  by
          reference to the Registrant's Registration Statement on Form S-8 Reg. No. 333-881100)

     21*  List of Subsidiaries of Almost Family, Inc.

     23.1* Consent of Ernst & Young LLP

     31.1*Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

     31.2*Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

     32.1*Certification of Chief Executive Officer pursuant to 18 U.S.C 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.

     32.2*Certification of Chief Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.

*Denotes filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALMOST FAMILY, INC.
March 31, 2005

S/William B. Yarmuth
---------------------
  William B. Yarmuth
  Chairman, President and Chief Executive Officer

S/C. Steven Guenthner
---------------------
  C. Steven Guenthner
  Senior Vice President and Chief Financial Officer
  (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

S/William B. Yarmuth                                    March 28, 2005
-------------------------------------------------------------------------------
  William B. Yarmuth                                    Date
  Director


S/Donald G. McClinton                                   March 28, 2005
--------------------------------------------------------------------------------
  Donald G. McClinton                                   Date
  Director

S/Steven B. Bing                                        March 28, 2005
--------------------------------------------------------------------------------
  Steven B. Bing                                        Date
  Director

S/Tyree Wilburn                                         March 28, 2005
--------------------------------------------------------------------------------
  Tyree Wilburn                                         Date
  Director

S/Jonathan Goldberg                                     March 28, 2005
--------------------------------------------------------------------------------
  Jonathan Goldberg                                     Date
  Director

S/Wayne T. Smith                                        March 28, 2005
--------------------------------------------------------------------------------
  Wayne T. Smith                                        Date
  Director

S/W. Earl Reed, III                                     March 28, 2005
--------------------------------------------------------------------------------
  W. Earl Reed, III                                     Date
  Director

S/Henry M. Altman, Jr.                                  March 28, 2005
--------------------------------------------------------------------------------
  Henry M. Altman, Jr.
  Director



                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                   SCHEDULE II

              Col. A                          Col. B           Col. C                       Col. D          Col. E
              ------                          ------           ------                       ------          ------

                                                                 Additions
                                                    ------------------------------
                                                                 (1)
                                              Balance at     Charged to      Charged to
                                             Beginning of       Costs          Other           (2)          Balance at
             Description                        Period      and Expenses      Accounts      Deductions     End of Period
--------------------------------------------------------------------------- ------------- --------------- ----------------

Allowance for bad debts:
Year Ended December 31, 2004                $  2,382,355   $   1,810,105             -    $  1,567,783    $   2,624,678

Year ended December 31, 2003                $  2,282,757   $   1,561,212             -    $  1,461,615    $   2,382,355

Year ended December 31, 2002                $  2,359,657   $   1,607,258             -    $  1,684,158    $   2,282,757


(1) Charged to bad debt expense.
(2) Write-off of accounts.