Form 10-Q
period 2005-03-31
ALMOST FAMILY INC
filed 2005-05-13
CIK 799231

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q



    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

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

                      Class of Common Stock $.10 par value

                  Shares outstanding at May 13, 2005 2,319,027

                      ALMOST FAMILY, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX





PART I.  FINANCIAL INFORMATION........................................................................................3

     Item 1.  Financial Statements....................................................................................3

        Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004........................................3

        Consolidated Statements of Income for the Three Months Ending March 31, 2005 and March 31, 2004...............4

        Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 and March 31, 2004............5

        Notes to Interim Consolidated Financial Statements............................................................6


     Item 2.  Managements's Discussion and Analysis of Financial Condition and Results of Operations.................13

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk.............................................24

     Item 4.  Controls and Procedures................................................................................25

PART II.  OTHER INFORMATION..........................................................................................26

     Item 1.  Legal Proceedings......................................................................................26

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds............................................26

     Item 3.  Defaults Upon Senior Securities........................................................................26

     Item 4.  Submission of Matters to a Vote of Security Holders....................................................26

     Item 5.  Other Information......................................................................................26

     Item 6.  Exhibits...............................................................................................27



                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                       INTERIM CONSOLIDATED BALANCE SHEETS


                                                                            March 31,             December 31,
                                  ASSETS                                      2005                    2004
                                                                        -------------------    ----------------
                                                                              (UNAUDITED)

   CURRENT ASSETS:

      Cash and cash equivalents                                         $        443,284      $        423,031
      Accounts receivable - net                                               12,477,800            12,791,682
      Prepaid expenses and other current assets                                  754,162               654,650
      Deferred tax assets                                                      1,167,959             1,188,980
      Net assets of discontinued operations                                      162,940               122,503

                                                                        -------------------   -------------------

           TOTAL CURRENT ASSETS                                               15,006,145            15,180,846

                                                                        -------------------   -------------------

   CASH HELD IN ESCROW (Note 8)                                                1,154,241             1,154,241

   PROPERTY AND EQUIPMENT - NET                                                4,582,018             5,106,628

   GOODWILL                                                                    6,610,085             6,449,310

   OTHER ASSETS                                                                  174,963               171,045
                                                                        -------------------   -------------------

                                                                        $     27,527,452      $     28,062,070

                                                                        ===================   ===================



         LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES:

    Accounts payable                                                     $     2,163,867      $       3,260,747
    Accrued other liabilities                                                  7,140,081              4,823,157

      Current portion - capital leases and term debt                             579,699                577,785

                                                                         ------------------   --------------------

                                                                         $     9,883,647              8,661,689

                                                                         ------------------   --------------------

   LONG-TERM LIABILITIES:
      Revolving Credit Facility                                                1,802,208              3,769,575
      Capital leases                                                           1,237,567              1,312,750

     Deferred tax liabilities                                                    105,183                225,690
      Other liabilities                                                          530,357                525,435

                                                                         ------------------   --------------------

    TOTAL LONG-TERM LIABILITIES                                                3,675,315              5,833,450

                                                                         ------------------   --------------------

    TOTAL LIABILITIES                                                         13,558,962             14,495,139

                                                                         ------------------   --------------------

   COMMITMENTS AND CONTINGENCIES (Note 8)

   STOCKHOLDERS' EQUITY:
        Common stock, par value $0.10; authorized 10,000,000 shares;
          3,417,474 and 3,414,874 issued                                         341,740                341,490
        Treasury stock, at cost, 1,096,783 and 1,096,783 shares               (7,772,048)            (7,772,048)
        Additional paid-in capital                                            26,566,009             26,548,634
        Accumulated deficit                                                   (5,167,211)            (5,551,145)
                                                                         ------------------   --------------------
             TOTAL STOCKHOLDERS' EQUITY                                       13,968,490             13,566,931
                                                                         ------------------   --------------------

                                                                         $    27,527,452      $      28,062,070

                                                                         ==================   ====================


       See accompanying notes to interim consolidated financial statements


                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                    INTERIM CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                                                   Three Months Ended
                                                                       -----------------------------------------
                                                                        March 31, 2005         March 31, 2004
                                                                       ------------------     ------------------

    Net revenues                                                     $      23,519,134       $     21,468,416
    Cost of services                                                        19,778,020             18,037,440
    General and administrative expenses                                      1,979,610              1,551,069
    Depreciation and amortization expense                                      604,491                604,153
    Provision for uncollectible accounts                                       364,699                574,491
                                                                     --------------------    -------------------
    Income from continuing operations before other
      income (expense) and income taxes                                        792,314                701,263

    Other income (expense)
      Interest expense                                                         (91,207)              (144,843)
      Facility gains                                                                 -                  6,420
                                                                     --------------------    -------------------
    Income from continuing operations before income taxes                      701,107                562,840

    Provision for income taxes                                                 280,443                225,136
                                                                     --------------------    -------------------
      Income from continuing operations                                        420,664                337,704

    Income (loss) from discontinued operations, net of tax                     (36,730)               (36,341)
                                                                     --------------------    -------------------
        Net income                                                   $         383,934       $        301,363
                                                                     ====================    ===================

     Per share amounts-Basic:
     Average shares outstanding                                              2,316,741              2,296,527
    Income from continuing operations                                $            0.18       $           0.15
    Income (loss) from discontinued operations                                   (0.01)                 (0.02)
                                                                     --------------------    -------------------
         Net income                                                  $            0.17       $           0.13
                                                                     ====================    ===================

    Per share amounts-Diluted:
      Average shares outstanding                                            2,622,067               2,556,781
    Income from continuing operations                                $           0.16        $           0.13
    Income (loss) from discontinued operations                                  (0.01)                  (0.01)
                                                                     --------------------    -------------------
        Net income                                                   $           0.15        $           0.12
                                                                     ====================    ===================









      See accompanying notes to interim consolidated financial statements.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                              Three Months Ended
                                                                      -----------------------------------------
                                                                         March 31, 2005     March 31, 2004
                                                                      -------------------  --------------------

   Cash flows from operating activities:
   Net income                                                         $       383,934      $        301,363
      Less income (loss) from discontinued operations                         (36,730)              (36,341)
                                                                      -------------------  --------------------
   Income from continuing operations                                          420,664               337,704
   Adjustments to reconcile income from continuing operations to net cash provided by /(used in)operating activities:

        Depreciation and amortization                                         604,491               604,153
        Provision for uncollectible accounts                                  364,699               574,491
        Loss on sale of assets                                                      -                (6,420)
        Deferred income taxes                                                 (99,486)              (83,172)

                                                                      -------------------  --------------------

                                                                            1,290,368             1,426,756

      Change in certain net assets, net of the effects of acquisitions:
        (Increase) decrease in:
            Accounts receivable                                               (50,817)             (529,409)
           Prepaid expenses and other current assets                         (113,705)               29,006
            Other assets                                                       (3,918)               11,621
        Increase (decrease) in:

            Accounts payable and accrued expenses                           1,230,294             1,368,104
            Other liabilities                                                   4,923                11,032

                                                                      -------------------  --------------------

            Net cash provided by/(used in) operating activities       $     2,357,145      $      2,317,110

                                                                      -------------------  --------------------

     Cash flows from investing activities:

        Capital expenditures                                                  (65,688)             (143,462)
        Cash received from sale of assets                                           -                 6,420
        Acquisitions, net of cash acquired                                   (160,776)                    -

                                                                      -------------------  --------------------
           Net cash provided by/(used in) investing activities        $      (226,464)     $       (137,042)
                                                                      -------------------  --------------------

   Cash flows from financing activities:
        Net revolving credit facility borrowings (repayments)              (1,967,367)           (1,350,636)
        Proceeds from stock option exercises                                    7,375                     -
        Principal payments on capital leases and notes payable                (73,269)              (62,585)
                                                                      -------------------  --------------------
           Net cash used in financing activities                      $    (2,033,261)     $     (1,413,221)
                                                                      -------------------  --------------------


   Net cash used in discontinued operations                           $      (77,167)      $      (786,864)

                                                                      -------------------  --------------------
   Net decrease in cash and cash equivalents                                   20,253               (20,017)

   Cash and cash equivalents at beginning of period                           423,031               895,743
                                                                      -------------------  --------------------
   Cash and cash equivalents at end of period                         $       443,284      $        875,726
                                                                      ===================  ====================







      See accompanying notes to interim consolidated financial statements.


                      ALMOST FAMILY, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation

The accompanying interim consolidated financial statements for the three months ended March 31, 2005 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. Accordingly, the reader of this Form 10-Q is referred to our Form 10-K for the year ended December 31, 2004 for further information. In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position at March 31, 2005 and the results of operations and cash flows for the three months ended March 31, 2005 and 2004.

 The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the operating results for the year.

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

Financial Statement Reclassifications

 Certain amounts have been reclassified in the March 2004 consolidated financial statements and related notes in order to conform to the 2005 presentation. Such reclassifications had no effect on previously reported net income.

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

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


Approximately 45.4% of the Company's 2005 revenues were derived from state Medicaid and other government programs, most of which are currently facing significant budget issues. Approximately 46.6% of revenues in the quarter ended March 31, 2004 were derived from state Medicaid and other government programs. The Medicaid programs in each of the states in which the Company operates are taking actions or evaluating taking actions to control the rate of growth of Medicaid expenditures. Among these actions are the following:

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

The Company's VN segment provides skilled medical services in patients' homes largely to enable recipients to reduce or avoid periods of hospitalization and/or nursing home care. VN Medicare revenues are generated on a per episode basis rather than a fee per visit or day of care. Approximately 92% of the VN segment revenues are generated from the Medicare program while the balance is generated from Medicaid and private insurance programs.

The Company's PC segment services are also provided in patients' homes. These services (generally provided by paraprofessional staff such as home health aides) are generally of a custodial rather than skilled nature. PC revenues are generated on an hourly basis. Approximately 64% of the PC segment revenues are generated from Medicaid and other government programs while the balance is generated from insurance programs and private pay patients.

The Company's ADC segment provides adult day care to disabled or frail adults who require some care or supervision, but who do not require intensive medical attention and/or wish not to live in a nursing home or other inpatient institution. These services are provided in the Company's facilities. ADC revenues are usually generated on a per day of care basis. Approximately 87% of the ADC segment revenues are generated from Medicaid and other government programs while the balance is generated from insurance programs and private pay patients.

Certain general and administrative expenses incurred at the corporate level have not been allocated to the segments. The Company has service locations in Florida, Kentucky, Ohio, Maryland, Connecticut, Massachusetts, Indiana and Alabama (in order of revenue significance).




                                             Three months ended March 31,
                                     ----------------------------------------
                                            2005                  2004
                                     -------------------    -----------------
  Net Revenues

  Home Health Care
      Visiting nurses                 $       9,655,519      $   8,341,410
      Personal care
                                              8,756,432          8,101,892
                                     -------------------    -----------------
                                             18,411,951         16,443,302
  Adult day care                              5,107,183          5,025,114
                                     -------------------    -----------------
                                      $      23,519,134      $  21,468,416
                                     ===================    =================
  Operating Income

  Home Health Care
      Visiting nurses                 $       1,617,748      $   1,508,177
      Personal care                             694,055            706,670
                                     -------------------    -----------------
                                              2,311,803          2,214,847
  Adult day care                                229,680           (141,448)
                                     -------------------    -----------------
                                              2,541,483          2,073,399
  Unallocated corporate expenses              1,749,169          1,372,136
                                     -------------------    -----------------
    Operating income                  $         792,314      $     701,263
                                     ===================    =================

4.      Capitalized Software Development Costs

Consistent with AICPA Statement of Position 98-1, the Company capitalizes the cost of internally generated computer software developed for the Company's own use. Software development costs of approximately $3,000 and $41,000 were capitalized in the three months ended March 31, 2005 and 2004, respectively. Capitalized software development costs are amortized over a three-year period following the initial implementation of the software.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

5.       Revolving Credit Facility


The Company has a $22.5 million credit facility with Bank One Kentucky NA with an expiration date of June 30, 2006. The credit facility bears interest at the bank's prime rate plus a margin (ranging from -0.75% to -0.25%, currently -0.5%) dependent upon total leverage and is secured by substantially all assets and the stock of the Company's subsidiaries. The weighted average interest rates were 4.73% and 4.00% for the quarters ended March 31, 2005 and 2004, respectively. The interest rate in effect at March 31, 2005 was 5.00%. The Company pays a commitment fee of 0.25% per annum on the unused facility balance. Borrowings are available equal to the greater of: a) a multiple of earnings before interest, taxes, depreciation and amortization (as defined) or b) an asset based formula, primarily based on accounts receivable. Borrowings under the facility may be used for working capital, capital expenditures, acquisitions, development and growth of the business and other corporate purposes. As of March 31, 2005, the formula permitted approximately $18 million to be used, of which approximately $1.8 million was outstanding. Additionally, an irrevocable letter of credit, totaling $4.2 million, was outstanding in connection with the Company's self-insurance programs. Thus, a total of $6 million was either outstanding or committed as of March 31, 2005 while an additional $12 million was available for use. The Company's revolving credit facility is subject to various financial covenants. As of March 31, 2005, the Company was in compliance with the covenants. Under the most restrictive of the Company's covenants, the Company is required to maintain minimum net worth of at least $10,500,000.


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

                                                    Three months ended
                                         March 31, 2005          March 31, 2004
                                        ------------------     -----------------
 Net income as reported                  $        383,934       $        301,363
 Pro forma stock-based compensation
   expense, net of tax                              1,188                  444
                                         ------------------     ----------------
 Pro forma net income                    $        382,745       $      300,919
                                         ==================     ================

 Earnings per common share:
   Basic - as reported                   $           0.17       $         0.13
   Basic - pro forma                     $           0.17       $         0.13
   Diluted - as reported                 $           0.15       $         0.12
   Diluted - proforma                    $           0.15       $         0.12

7.       Earnings Per Common Share

There were no adjustments required to be made to net income for purposes of computing basic and diluted earnings per common share. A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted earnings per common share is as follows:

                                                     Three months ended
                                           March 31, 2005        March 31, 2004
                                        -------------------    -----------------
 Shares used to compute basic
   earnings per common share-
    weighted average shares
     outstanding                                2,316,741              2,296,527
 Dilutive effect of stock options                 305,326                260,254
                                       -------------------    ------------------
 Shares used to compute diluted
   earnings per common share                    2,622,067              2,556,781
                                       ===================    ==================

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

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against the Company by various claimants. The claims are in various stages of processing and some may ultimately be brought to trial. The Company is aware of incidents that have occurred through March 31, 2005 that may result in the assertion of additional claims. The Company carries insurance coverage for this exposure; however, its deductible per claim increased from $25,000 to $250,000 effective April 1, 2003.

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

Total premiums, excluding the Company's exposure to claims and deductibles, for all its non-health insurance programs increased to approximately $3.5 million for the contract year ending March 31, 2005 as compared to approximately $2.8 million for the contract year ended March 31, 2004. The Company recently completed its renewal for the contract year ending March 31, 2006 with total estimated premiums of $2.8 million with no changes in coverage or deductibles.

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

9.       Acquisitions

On March 29, 2005 the Company entered into an agreement to purchase a Medicare-certified visiting nurse agency located in Bradenton, Florida. On April 1, 2005 the Company acquired all the assets and business operations of this agency. The total purchase price of $3.2 million was paid $2.5 million in cash at closing with the $700,000 balance in the form of a note payable bearing interest at 6% due in its entirety two years after closing. The Company funded the cash portion of the purchase price with available borrowings on its revolving credit facility. The acquired operations generated net revenues of approximately $3.5 million in the year ended December 31, 2004.

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

Cautionary Statements - Forward Outlook and Risks

Some of the matters discussed in this filing include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," "thinks," and similar expressions are forward-looking statements. We caution investors that any forward-looking statements made by us are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to, those set forth in the section on Cautionary Statements - Forward Outlook and Risks in Part I, and the Notes to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations, in our Form 10-K for the year ended December 31, 2004.

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

Critical Accounting Policies
Refer to the "Critical Accounting Policies" section of Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K for the year ended December 31, 2004 for a detailed discussion of our critical accounting policies.

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

The VN segment provides skilled medical services in patients' homes largely to enable recipients to reduce or avoid periods of hospitalization and/or nursing home care. VN Medicare revenues are generated on a per episode basis rather than a fee per visit or day of care. Approximately 92% of the VN segment revenues are generated from the Medicare program while the balance is generated from Medicaid and private insurance programs.

The PC segment services are also provided in patients' homes. These services (generally provided by paraprofessional staff such as home health aides) are generally of a custodial rather than skilled nature. PC revenues are generated on an hourly basis. Approximately 64% of the PC segment revenues are generated from Medicaid and other government programs while the balance is generated from insurance programs and private pay patients.

The ADC segment provides adult day care to disabled or frail adults who require some care or supervision, but who do not require intensive medical attention and/or wish not to live in a nursing home or other inpatient institution. These services are provided in the Company's facilities. ADC revenues are usually generated on a per day of care basis. Approximately 87% of the ADC segment revenues are generated from Medicaid and other government programs while the balance is generated from insurance programs and private pay patients.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2005 Compared with three months ended
March 31, 2004

                Consolidated                         2005                          2004                        Change
                ------------
                                       ---------------- ---------- ------------------ ----------- --------------- ----------
                                           Amount        % Rev            Amount      % Rev          Amount           %
                                       ---------------- ---------- ------------------ ----------- --------------- ----------

Net revenues:
  Home Health Care         VN          $  9,655,519        41.1%  $      8,341,410        38.9%  $    1,314,109      15.8%

                           PC             8,756,432        37.2%         8,101,892        37.7%         654,540       8.1%
                                       ---------------            ------------------             ---------------
                                         18,411,951        78.3%        16,443,302        76.6%       1,968,649      12.0%

  Adult Day Care                          5,107,183        21.7%         5,025,114        23.4%          82,069       1.6%
                                       ----------------            ------------------             ---------------
                                       $ 23,519,134       100.0%  $     21,468,416       100.0%  $    2,050,718       9.6%
                                       ================            ==================             ===============
Operating income
  Home Health Care         VN          $  1,617,748        16.8%  $      1,508,177        18.1%  $      109,571       7.3%

                           PC               694,055         7.9%           706,670         8.7%         (12,615)     -1.8%
                                       ----------------            ------------------             ---------------
                                          2,311,803        12.6%         2,214,847        13.5%          96,956       4.4%

  Adult Day Care                            229,680         4.5%          (141,448)       -2.8%         371,128    -262.4%
                                       ----------------            ------------------             ---------------
                                          2,541,483        10.8%         2,073,399         9.7%         468,084      22.6%

Unallocated corporate expenses            1,749,169         7.4%         1,372,136         6.4%         377,033      27.5%
                                       ----------------            ------------------             ---------------
Income before interest expense
   and income taxes                         792,314         3.4%           701,263         3.3%          91,051      13.0%
Facility gains (losses)                           -         0.0%             6,420         0.0%          (6,420)   -100.0%
Interest expense                             91,207         0.4%           144,843         0.7%         (53,636)    -37.0%
Income taxes                                280,443         1.2%           225,136         1.0%          55,307      24.6%
                                       ----------------            ------------------             ---------------
Net income                             $    420,664         1.8%  $        337,704         1.6%  $       82,960      24.6%
                                       ================            ==================             ===============


Our net revenues increased approximately $2.1 million or 10% with 16% growth in VN, and 8% growth in PC and 2% growth in ADC. VN revenue growth was driven by admissions growth as we continue to execute our strategic plan and to increase our focus on this segment. As discussed below, VN operating income included operating losses of about $227,000 from new start-up agencies. ADC operating income improved significantly due to operating cost reductions in light of limited reimbursement increases from state Medicaid programs. Unallocated corporate expenses increased due to 1) an incentive provision of $170,000 in 2005 and 2) the incurrence of about $120,000 in professional fees related to the successful defense of an employment related lawsuit and certain costs associated with an abandoned acquisition opportunity.

The effective income tax rate was approximately 40% of income before income taxes in both 2005 and 2004.

Visiting Nurse (VN) Segment-Three Months


                                                                      Three months ended March 31,
                                        ------------------------ ---------------------------- --------------------------
                                                 2005                       2004                       Change
                                        ------------------------ ---------------------------- --------------------------
                                          Amount       % Rev         Amount         % Rev         Amount          %
                                        ------------- ---------- ---------------- ----------- --------------- ----------

  Net revenues                          $  9,655,519      100.0% $     8,341,410      100.0%  $    1,314,109      15.8%
  Cost of services                         7,498,371      77.7%        6,202,418       74.4%       1,295,953      20.9%
  General & administrative                   287,085       3.0%          272,179        3.3%          14,906       5.5%
  Depreciation & amortization                177,793       1.8%          225,461        2.7%         (47,668)    -21.1%
  Uncollectible accounts                      74,522       0.8%          133,175        1.6%         (58,653)    -44.0%
                                        -------------            ----------------             ---------------
  Operating income                      $  1,617,748      16.8%  $     1,508,177       18.1%  $      109,571       7.3%
                                        =============            ================             ===============

  Admissions                                   3,351                      2,972                         379       12.8%
  Patient months of care                       7,436                      6,661                         775       11.6%
  Revenue per patient month             $      1,298             $        1,252              $           46        3.7%
  Cost of services per patient month    $      1,008             $          931              $           77        8.3%
  Billable visits                             65,199                     63,909                       1,290        2.0%


VN operating income for the quarter was approximately $1.6 million versus $1.5 million last year. New VN operations started in late 2004 and early 2005 generated approximately $280,000 in revenue and operating losses of $227,000 in the quarter ended March 31, 2005. Excluding these start-up operations operating income grew 22%. Admissions grew about 12.8% over the prior year while patient months increased 11.6%, reflecting a reduction in the average length of stay. Revenue per patient month increased 3.7% primarily due to higher Medicare rates between periods. Operating costs per patient month increased about 8.3% primarily as a result of the startup operations. Excluding startups, operating costs per patient month increased about 4.0% due primarily to wage rates.


Depreciation and amortization declined between periods due to a slower rate of spending on information systems. The provision for uncollectible accounts decreased due to the collection of certain aged accounts for which reserves had previously been provided.

Personal Care (PC) Segment-Three Months

                                                                    Three months ended March 31,
                                      --------------------------- --------------------------- -------------------------
                                                 2005                        2004                      Change
                                      --------------------------- --------------------------- -------------------------
                                          Amount        % Rev         Amount         % Rev        Amount         %
                                      ---------------- ---------- ---------------- ---------- --------------- ---------

  Net revenues                        $     8,756,432     100.0%  $     8,101,892     100.0%  $     654,540       8.1%
  Cost of services                          7,668,228      87.6%        7,018,021      86.6%        650,207       9.3%
  General & administrative                    109,140       1.2%           86,554       1.1%         22,586      26.1%
  Depreciation & amortization                  98,955       1.1%           83,562       1.0%         15,393      18.4%
  Uncollectible accounts                      186,054       2.1%          207,085       2.6%        (21,031)    -10.2%
                                      ----------------            ----------------            ---------------
  Operating income                    $       694,055       7.9% $        706,670       8.7% $     (12,615)      -1.8%
                                      ================            ================            ===============

  Admissions                                      749                         703                        46       6.5%
  Patient months of care                        9,879                       8,967                       912      10.2%
  Patient days of care                        119,273                     112,592                     6,681       5.9%
  Billable hours                              504,367                     448,153                    56,214      12.5%
  Revenue per billable hour           $         17.36            $          18.08             $       (0.72)     -4.0%


PC operating income for the quarter was about $694,000 versus $707,000 in the corresponding period of last year. Revenue increased over 8% due to volume increases. Revenue per billable hour decreased 4% from prior year primarily due to changes in mix. Certain of our PC markets experienced inordinate declines in volumes, while others experienced volume growth. Significant volume declines in two particular markets were more than offset by volume growth in certain other lower margin markets. These changes in our business resulted in aggregate cost of services growing faster than aggregate revenues. Additionally, workers compensation expenses in our Ohio markets increased about $64,000 due to increased premium rates. General and administrative expenses in total and as a percentage of revenues increased due to additional management staff, travel and related expenses.


Depreciation and amortization increased due to investments in information systems. The provision for uncollectible accounts decreased due to the collection of certain aged accounts for which reserves had previously been provided.

Adult Day Care (ADC) Segment-Three Months

                                                                    Three months ended March 31,
                                      ---------------------------- ---------------------------- -------------------------
                                                 2005                         2004                       Change
                                      ---------------- ----------- ---------------- ----------- --------------- ---------
                                          Amount        % Rev          Amount         % Rev         Amount         %
                                     ---------------- ----------- ---------------- ----------- --------------- ---------

  Net revenues                        $     5,107,183      100.0% $     5,025,114       100.0%  $       82,069      1.6%
  Cost of services                          4,236,122       82.9%       4,458,876        88.7%        (222,754)    -5.0%
  General & administrative                    255,279        5.0%         210,001         4.2%          45,278     21.6%
  Depreciation & amortization                 281,979        5.5%         263,454         5.2%          18,525      7.0%
  Uncollectible accounts                      104,123        2.0%         234,231         4.7%        (130,108)   -55.5%
                                      ----------------             ----------------             ---------------
  Operating income                    $       229,680       4.5%  $      (141,448)       -2.8%  $      371,128   -262.4%
                                      ================             ================             ===============

  Admissions                                      227                         267                          (40)   -15.0%
  Patients months of care                       4,735                       4,803                          (68)    -1.4%
  Patient days of care                         72,214                      71,800                          414      0.6%

  Revenue per patient day             $         70.72             $         69.99               $         0.73      1.0%

  ADC in-center averages:
    Weekday attendance                          1,011                         993                           18      1.8%
    Center capacity                             1,324                       1,387                          (63)    -4.5%
    Center occupancy rate                       76.4%                       71.6%                          4.8%     6.7%


ADC patient days of care increased from the prior year due to increased attendance in the centers. Revenue per day increased about 1.0% primarily due to a rate increase in Maryland. Operating income increased due to a higher occupancy percentage and lower operating costs.

Cost of services decreased between period due to improved staffing controls, reductions in the size of the vehicle fleet, and efforts to consolidate centers and reduce facility operating expenses in light of limited reimbursement rate increases.


General and administrative expenses increased by about $45,000 as a result of an increase in salaries, incentives and travel. The provision for uncollectible accounts decreased due to the collection of certain aged accounts, particularly in Maryland, for which reserves had previously been provided.

Insurance Programs


We bear significant insurance risk under our large-deductible automobile and workers' compensation insurance programs and its self-insured employee health program. Under its automobile insurance program, we bear risk up to $100,000 per incident. Under the workers' compensation insurance program, we bear risk up to $250,000 per incident. We purchase stop-loss insurance for the employee health plan that places a specific limit, generally $150,000, on its exposure for any individual covered life.

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against us by various claimants. The claims are in various stages of processing and some may ultimately be brought to trial. We are aware of incidents that have occurred through March 31, 2005 that may result in the assertion of additional claims. We carry insurance coverage for this exposure; however, its deductible per claim increased from $25,000 to $250,000 effective April 1, 2003.

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

Total premiums, excluding our exposure to claims and deductibles, for all our non-health insurance programs increased to approximately $3.5 million for the contract year ending March 31, 2005 as compared to approximately $2.8 million for the contract year ended March 31, 2004. The Company recently completed its renewal for the contract year ending March 31, 2006 with total estimated premiums of $2.8 million with no changes in coverage or deductibles.

Liquidity and Capital Resources

Revolving Credit Facility


We have a $22.5 million credit facility with Bank One Kentucky NA with an expiration date of June 30, 2006. The credit facility bears interest at the bank's prime rate plus a margin (ranging from -0.75% to -0.25%, currently -0.5%) dependent upon total leverage and is secured by substantially all assets and the stock of our subsidiaries. The weighted average interest rates were 4.73% and 4.00% for the quarters ended March 31, 2005 and 2004, respectively. The interest rate in effect at March 31, 2005 was 5%. We pay a commitment fee of 0.25% per annum on the unused facility balance. Borrowings are available equal to the greater of: a) a multiple of earnings before interest, taxes, depreciation and amortization (as defined) or b) an asset based formula, primarily based on accounts receivable. Borrowings under the facility may be used for working capital, capital expenditures, acquisitions, development and growth of the business and other corporate purposes. As of March 31, 2005, the formula permitted approximately $18 million to be used, of which approximately $1.8 million was outstanding. Additionally, an irrevocable letter of credit, totaling $4.2 million, was outstanding in connection with our self-insurance programs. Thus, a total of $6 million was either outstanding or committed as of March 31, 2005, while an additional $12 million was available for use. Our revolving credit facility is subject to various financial covenants. As of March 31, 2005, we were in compliance with the covenants. Under the most restrictive of our covenants, we are required to maintain minimum net worth of at least $10,500,000.


Cash Flows
Key elements to the Consolidated Statements of Cash Flows for the three months ending March 31, 2005 and 2004 were:

      Net Change in Cash and Cash Equivalents                               2005                     2004
      ---------------------------------------                      ---------------------     -------------------

        Provided by (used in):

          Operating activities                                      $        2,357,145        $        2,317,110
          Investing activities                                                (226,464)                 (137,042)
          Financing activities                                              (2,033,261)               (1,413,221)
          Discontinued operations activities                                   (77,167)                 (786,684)

                                                                    ---------------------     -------------------
        Net (decrease) increase in cash and cash equivalents        $           20,253                   (20,017)
                                                                    =====================     ===================

2005
Net cash provided by operating activities resulted principally from current period income, net of changes in accounts receivable, accounts payable and accrued expenses. Accounts receivable days revenues outstanding were 49 at March 31, 2005, and 53 at December 31, 2004. The increase in combined accounts payable and accrued liabilities resulted primarily from an increase in insurance liabilities, accrued payroll and employee benefits. Net cash used in investing activities resulted principally from the acquisition of a small home health agency in Gainesville, Florida. Net cash used in financing activities resulted primarily from repayments on our credit facility and payment of capital lease and debt obligations.

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

Medicaid Dependence

Approximately 45.4% of our revenues are derived from state Medicaid and other government programs, virtually all of which are currently facing significant budget issues. Approximately 46.6% of our revenues in the quarter ended
March 31, 2004 were derived from state Medicaid and other government programs. The Medicaid programs in each of the states in which we operate are taking actions or evaluating taking actions to reduce Medicaid expenditures.
Among  these actions are the following:

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

Refer to the sections on "Cautionary Statements - Forward Outlook and Risks" and the "Notes to the Consolidated Financial Statements" and elsewhere in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.


The Health Insurance Portability and Accountability Act (HIPAA) was enacted by the Federal government on August 12, 1996, and requires organizations to adhere to certain standards to protect data integrity, confidentiality and availability. HIPAA also mandates, among other things, that the Department of Health and Human Services adopt standards for the exchange of electronic health information in an effort to encourage overall administrative simplification and enhance the effectiveness and efficiency of the health care industry. We implemented changes in our operations to comply with the privacy aspects of HIPAA and we believe we are in compliance. The cost of complying with privacy standards is not expected to have a material effect on our results of operations or financial position. We are in the process of implementing changes in our operations to comply with the electronic transaction and code sets aspects of HIPAA and we anticipate that we will be able to fully and timely comply with those requirements. Independent of HIPAA requirements, we have been developing new information systems with improved functionality to facilitate improved billing and collection activities, reduced administrative costs and improved decision support information. We have incorporated the HIPAA mandated electronic transaction and code sets into the design of this new software. Regulations with regard to the security components of HIPAA have only recently been published. Those regulations were required to be implemented by April 2005. We believe we are in substantial compliance with the security regulations with no material impact on our results of operations or financial position.


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

At March 31, 2005, a hypothetical 100 basis point increase in short-term interest rates would result in a reduction of approximately $18,000 in annual pre-tax earnings.

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

                  None

         Item 3.  Defaults Upon Senior Securities

                  None

         Item 4.  Submission of Matters to a Vote of Security Holders

                  None

         Item 5.  Other Information

                  None

         Item 6. Exhibits


                  2.1
                  Asset Purchase Agreement dated as of March 29, 2005, by and among (i) Caretenders Visiting Services of District 6, LLC,
                  (ii) Manatee Memorial Hospital, L.P., and (iii) Almost Family, Inc. (schedules have been omitted but will be furnished supplementally to the SEC upon request).


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


Date:  May 13, 2005
       --------------
                                                   ALMOST FAMILY, INC.
                                                   BY  /s/ William B. Yarmuth
                                                       -----------------------
                                                       William B. Yarmuth,
                                                       Chairman of the Board,
                                                        President and Chief
                                                        Executive Officer


                                                   BY  /s/ C. Steven Guenthner
                                                       -----------------------
                                                       C. Steven Guenthner,
                                                       Senior Vice President and
                                                         Chief Financial Officer