Form 10-Q/A
period 2005-03-31
ALMOST FAMILY INC
filed 2005-05-13
CIK 799231

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q/A
                                (Amendment No. 1)

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

The puposes of this Amendment No. 1 is to insert the execution dates on Exhibits 31.1, 31.2, 32.1 and 32.2

                      ALMOST FAMILY, INC. AND SUBSIDIARIES

                                    FORM 10-Q/A

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

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the report to be signed on its behalf by the undersigned thereunto duly authorized.


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