Form 10-Q
period 2005-06-30
ALMOST FAMILY INC
filed 2005-08-15
CIK 799231

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q



    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

   For the quarterly period ended June 30, 2005

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

                      Class of Common Stock $.10 par value

                 Shares outstanding at August 12, 2005 2,332,027

                      ALMOST FAMILY, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX




PART I.  FINANCIAL INFORMATION........................................................................................3


     Item 1.  Financial Statements....................................................................................3

        Condensed Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004...............................3

        Condensed Consolidated Statements of Income for the Three Months Ending June 30, 2005 and June 30, 2004.......4

        Condensed Consolidated Statements of Income for the Six Months Ending June 30, 2005 and June 30, 2004.........5

        Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2005 and June 30, 2004......6

        Notes to Condensed Consolidated Financial Statements..........................................................7

     Item 2.  Managements's Discussion and Analysis of Financial Condition and Results of Operations.................15

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk.............................................29

     Item 4.  Controls and Procedures................................................................................30

PART II.  OTHER INFORMATION..........................................................................................31

     Item 1.   Legal Proceedings.....................................................................................31

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds............................................31

     Item 3.  Defaults Upon Senior Securities........................................................................31

     Item 4.  Submission of Matters to a Vote of Security Holders....................................................31

     Item 5.  Other Information......................................................................................32

     Item 6.  Exhibits...............................................................................................33



                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                              June 30,            December 31,
                                   ASSETS                                       2005                 2004
                                                                        -------------------   -------------------
                                                                              (UNAUDITED)

   CURRENT ASSETS:
      Cash and cash equivalents                                         $        358,144      $        423,031
      Accounts receivable - net                                               12,871,728            12,791,682
      Prepaid expenses and other current assets                                1,163,542               654,650
      Deferred tax assets                                                      1,289,670             1,188,980
      Net assets of discontinued operations                                            -               122,503
                                                                        -------------------   -------------------
        TOTAL CURRENT ASSETS                                                  15,683,084            15,180,846
                                                                        -------------------   -------------------

   CASH HELD IN ESCROW (Note 8)                                                1,154,241             1,154,241

   PROPERTY AND EQUIPMENT - NET                                                4,420,493             5,106,628

   GOODWILL                                                                    9,420,314             6,449,310

   OTHER ASSETS                                                                  179,496               171,045
                                                                        -------------------   -------------------
                                                                        $     30,857,628      $     28,062,070
                                                                        ===================   ===================



                   LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES:
      Accounts payable                                                   $     2,310,907      $       3,260,747
      Accrued other liabilities                                                6,114,797              4,823,157
      Current portion - capital leases and term debt                             600,910                577,785
      Net Liabilities of discontinued operations                                  95,910                      -
                                                                         ------------------   --------------------
         TOTAL CURRENT LIABILITIES                                             9,122,524              8,661,689
                                                                         ------------------   --------------------

   LONG-TERM LIABILITIES:
      Revolving Credit Facility                                                4,560,085              3,769,575
      Capital leases                                                           1,068,332              1,312,750
      Seller Notes                                                               700,000                      -
      Deferred tax liabilities                                                   191,357                225,690
      Other liabilities                                                          530,872                525,435
                                                                         ------------------   --------------------
         TOTAL LONG-TERM LIABILITIES                                           7,050,646              5,833,450
                                                                         ------------------   --------------------
         TOTAL LIABILITIES                                                    16,173,170             14,495,139
                                                                         ------------------   --------------------

   COMMITMENTS AND CONTINGENCIES (Note 8)

   STOCKHOLDERS' EQUITY:
      Common stock, par value $0.10; authorized 10,000,000 shares;
      3,430,394 and 3,414,874 issued                                             343,039                341,490
      Treasury stock, at cost, 1,096,783 and 1,096,783 shares                 (7,772,048)            (7,772,048)
      Additional paid-in capital                                              26,658,041             26,548,634
      Accumulated deficit                                                     (4,544,574)            (5,551,145)
                                                                         ------------------   --------------------
         TOTAL STOCKHOLDERS' EQUITY                                           14,684,458             13,566,931
                                                                         ------------------   --------------------
                                                                         $     30,857,628     $      28,062,070
                                                                         ==================   ====================




      See accompanying Notes to Condensed Consolidated Financial Statements


                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                                                 Three months ended
                                                                       ------------------     ------------------
                                                                         June 30, 2005          June 30, 2004
                                                                       ------------------     ------------------

    Net revenues                                                     $      24,772,281       $     21,702,353
    Cost of services                                                        20,694,752             18,197,924
    General and administrative expenses                                      1,901,173              1,696,307
    Depreciation and amortization expense                                      589,155                608,935
    Provision for uncollectible accounts                                       404,391                365,333
                                                                     --------------------    -------------------
    Income from continuing operations before other
    income (expense) and income taxes                                        1,182,810                833,854

    Other income (expense)
       Interest expense                                                        (97,106)              (123,116)
       Facility gains                                                           (8,317)                (2,566)
                                                                     --------------------    -------------------
    Income from continuing operations before income taxes                    1,077,387                708,172

    Provision for income taxes                                                 408,630                283,269
                                                                     --------------------    -------------------
       Income from continuing operations                              $        668,757       $        424,903

    Income (loss) from discontinued operations, net of tax                     (46,119)               (30,218)
                                                                     --------------------    -------------------
       Net income                                                    $         622,638       $        394,685
                                                                     ====================    ===================

    Per share amounts-Basic:
    Average shares outstanding                                               2,331,243              2,299,000
    Income from continuing operations                                  $          0.29       $           0.18
    Income (loss) from discontinued operations                                   (0.02)                 (0.01)
                                                                     --------------------    -------------------
       Net income                                                      $          0.27       $           0.17
                                                                     ====================    ===================

    Per share amounts-Diluted:
     Average shares outstanding                                             2,627,375               2,552,978
    Income from continuing operations                                $           0.25        $           0.17
    Income (loss) from discontinued operations                                  (0.02)                  (0.02)
                                                                     --------------------    -------------------
     Net income                                                      $           0.24        $           0.15
                                                                     ====================    ===================









     See accompanying Notes to Condensed Consolidated Financial Statements.


                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                                                  Six months ended
                                                                       ------------------     ------------------
                                                                         June 30, 2005          June 30, 2004
                                                                       ------------------     ------------------

    Net revenues                                                     $      48,291,414       $     43,170,769
    Cost of services                                                        40,472,772             36,235,363
    General and administrative expenses                                      3,880,783              3,247,378
    Depreciation and amortization expense                                    1,193,646              1,213,088
    Provision for uncollectible accounts                                       769,089                939,824
                                                                     --------------------    -------------------
    Income from continuing operations before other
      income (expense) and income taxes                                      1,975,124              1,535,116

    Other income (expense)
      Interest expense                                                        (188,313)              (267,959)
      Facility gains                                                            (8,317)                 3,854
                                                                     --------------------    -------------------
    Income from continuing operations before income taxes                    1,778,494              1,271,011

    Provision for income taxes                                                 689,072                508,405
                                                                     --------------------    -------------------
      Income from continuing operations                              $       1,089,422       $        762,606

    Income (loss) from discontinued operations, net of tax                     (82,849)               (66,559)
                                                                     --------------------    -------------------
         Net income                                                  $       1,006,573       $        696,047
                                                                     ====================    ===================

    Per share amounts-Basic:
    Average shares outstanding                                               2,323,992              2,297,763
    Income from continuing operations                                $            0.47       $           0.33
    Income (loss) from discontinued operations                                   (0.04)                 (0.03)
                                                                     --------------------    -------------------
         Net income                                                  $            0.43       $           0.30
                                                                     ====================    ===================

    Per share amounts-Diluted:
    Average shares outstanding                                              2,622,501               2,553,915
    Income from continuing operations                                $           0.42        $           0.30
    Income (loss) from discontinued operations                                  (0.03)                  (0.03)
                                                                     --------------------    -------------------
         Net income                                                  $           0.38        $           0.27
                                                                     ====================    ===================









     See accompanying Notes to Condensed Consolidated Financial Statements.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                  Six months ended
                                                                      -----------------------------------------
                                                                          June 30, 2005      June 30, 2004
                                                                      -------------------  --------------------

   Cash flows from operating activities:
   Net income                                                         $     1,006,573      $        696,047
      Less loss from discontinued operations                                  (82,849)              (66,559)
                                                                      -------------------  --------------------
   Income from continuing operations                                        1,089,422               762,606
   Adjustments to reconcile income from continuing operations to net cash provided by (used in)operating activities:
      Depreciation and amortization                                         1,193,646             1,213,088
      Provision for uncollectible accounts                                    769,089               939,824
      Loss on sale of assets                                                    8,317                (3,854)
      Deferred income taxes                                                  (135,023)              (83,172)
                                                                      -------------------  --------------------
                                                                      $     2,925,451      $      2,828,492
      Change in certain net assets, net of the effects of acquisitions:
      (Increase) decrease in:
         Accounts receivable                                                 (835,397)           (1,399,940)
         Prepaid expenses and other current assets                           (537,278)              123,215
         Other assets                                                          (8,451)                 (304)
      Increase (decrease) in:
         Accounts payable and accrued expenses                                405,599               653,337
         Other liabilities                                                      5,438                22,090
                                                                      -------------------  --------------------
         Net cash provided by operating activities                    $     1,955,362      $      2,226,890
                                                                      -------------------  --------------------

     Cash flows from investing activities:
      Capital expenditures                                                   (487,442)             (355,724)
      Cash received from sale of assets                                             -                 3,854
      Acquisitions, net of cash acquired                                   (2,271,004)                    -
                                                                      -------------------  --------------------
         Net cash used in investing activities                        $    (2,758,446)     $       (351,870)
                                                                      -------------------  --------------------

   Cash flows from financing activities:
      Net revolving credit facility borrowings (repayments)                   790,509            (1,459,798)
      Proceeds from stock option exercises                                     47,156                21,250
      Principal payments on capital leases and notes payable                 (221,293)             (120,119)
                                                                      -------------------  --------------------
         Net cash provided by/(used in) financing activities          $       616,372      $     (1,558,667)
                                                                      -------------------  --------------------

   Net cash provided by/(used in) discontinued operations                     121,825              (703,642)
                                                                      -------------------  --------------------
   Net decrease in cash and cash equivalents                                  (64,887)             (387,289)

   Cash and cash equivalents at beginning of period                           423,031               895,743
                                                                      -------------------  --------------------
   Cash and cash equivalents at end of period                         $       358,144      $        508,454
                                                                      ===================  ====================








     See accompanying Notes to Condensed Consolidated Financial Statements.


                      ALMOST FAMILY, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

The accompanying condensed consolidated financial statements for the three and six months ended June 30, 2005 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. Accordingly, the reader of this Form 10-Q is referred to our Form 10-K for the year ended December 31, 2004 for further information. In the opinion of management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position at June 30, 2005 and the results of operations and cash flows for the six months ended June 30, 2005 and 2004.

The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the operating results for the year.

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

Financial Statement Reclassifications

Certain amounts have been reclassified in the June 2004 consolidated financial statements and related notes in order to conform to the 2005 presentation. Such reclassifications had no effect on previously reported net income.

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

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Approximately 43.6% of revenues in the quarter ended June 30, 2005 were derived from state Medicaid and other government programs. The Medicaid programs in each of the states in which the Company operates are taking actions or evaluating taking actions to control the rate of growth of Medicaid expenditures. Among these actions are the following:
         o Redefining eligibility standards for Medicaid coverage
         o Redefining coverage criteria for home and community based care services
         o Slowing payments to providers by increasing the minimum time in which payments are made
         o Limiting reimbursement rate increases
         o Changing regulations under which providers must operate
The actions being taken and/or being considered are because Medicaid is consuming a greater percentage of state budgets. This issue is exacerbated when revenues slow in a slowing economy. It is possible that the actions taken by the state Medicaid programs in the future could have a significant unfavorable
impact  on  the  Company's  results  of  operations,   financial  condition  and
liquidity.

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

The Company's VN segment provides skilled medical services in patients' homes largely to enable recipients to reduce or avoid periods of hospitalization and/or nursing home care. VN Medicare revenues are generated on a per episode basis rather than a fee per visit or day of care. Approximately 93% of the VN segment revenues are generated from the Medicare program while the balance is generated from Medicaid and private insurance programs.

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

The Company's ADC segment provides adult day care to disabled or frail adults who require some care or supervision, but who do not require intensive medical attention and/or wish not to live in a nursing home or other inpatient institution. These services are provided in the Company's facilities. ADC revenues are usually generated on a per day of care basis. Approximately 86% of the ADC segment revenues are generated from Medicaid and other government programs while the balance is generated from insurance programs and private pay patients.

Certain general and administrative expenses incurred at the corporate level have not been allocated to the segments. The Company has service locations in Florida, Kentucky, Ohio, Maryland, Connecticut, Massachusetts, Indiana and Alabama (in order of revenue significance).


                                          Three months ended June 30,                Six months ended June 30,
                                     -------------------    ----------------     ----------------    -----------------
                                            2005                 2004                 2005                 2004
                                     -------------------    ----------------     ----------------    -----------------
Net Revenues

Home Health Care
   Visiting nurses                    $      10,317,868      $    8,108,047       $   19,973,387      $   16,449,457
   Personal care                              9,005,375           8,288,627           17,761,807          16,390,519
                                     -------------------    ----------------     ----------------    -----------------
                                             19,323,243          16,396,674           37,735,194          32,839,976
Adult day care                                5,449,038           5,305,679           10,556,220          10,330,793
                                     -------------------    ----------------     ----------------    -----------------
                                      $      24,772,281      $   21,702,353       $   48,291,414      $   43,170,769
                                     ===================    ================     ================    =================
Operating Income

Home Health Care
   Visiting nurses                    $       1,468,753      $    1,305,639       $    3,091,779      $    2,813,815
   Personal care                                941,215             689,023            1,637,358           1,395,693
                                     -------------------    ----------------     ----------------    -----------------
                                              2,409,968           1,994,662            4,729,137           4,209,508
Adult day care                                  355,328             357,947              603,949             217,126
                                     -------------------    ----------------     ----------------    -----------------
                                              2,765,296           2,352,609            5,333,086           4,426,634
Unallocated corporate expenses                1,582,486           1,518,755            3,3357,962          2,891,518
                                     -------------------    ----------------     ----------------    -----------------
   Operating income                   $       1,182,810      $      833,854       $    1,975,124      $    1,535,116
                                     ===================    ================     ================    =================

4.      Capitalized Software Development Costs

Consistent with AICPA Statement of Position 98-1, the Company capitalizes the cost of internally generated computer software developed for the Company's own use. Software development costs of approximately $69,000 and $46,000 were capitalized in the three months ended June 30, 2005 and 2004, respectively and $72,000 and $88,000 were capitalized in the six months ended June 30, 2005 and 2004, respectively. Capitalized software development costs are amortized over a three-year period following the initial implementation of the software.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.       Revolving Credit Facility

The Company has a $22.5 million credit facility with JP Morgan Chase Bank, NA (successor by merger to Bank One, NA), as amended August 11, 2005, with an expiration date of June 30, 2008. The credit facility bears interest at the bank's prime rate plus a margin (ranging from -0.75% to -0.25%, currently -0.5%) dependent upon total leverage and is secured by substantially all assets and the stock of the Company's subsidiaries. The weighted average interest rates were 5.17% and 3.77% for the quarters ended June 30, 2005 and 2004, respectively. The weighted average interest rates were 5.00% and 3.86% for the six months ended June 30, 2005 and 2004, respectively. The interest rate in effect at June 30, 2005 was 5.25%. The Company pays a commitment fee of 0.25% per annum on the unused facility balance. Borrowings are available equal to the greater of: a) a multiple of earnings before interest, taxes, depreciation and amortization (as defined) or b) an asset based formula, primarily based on accounts receivable. Borrowings under the facility may be used for working capital, capital expenditures, acquisitions, development and growth of the business and other corporate purposes. As of June 30, 2005, the formula permitted approximately $19.9 million to be used, of which approximately $4.6 million was outstanding. Additionally, an irrevocable letter of credit, totaling $4.2 million, was outstanding in connection with the Company's self-insurance programs. Thus, a total of $8.8 million was either outstanding or committed as of June 30, 2005 while an additional $11.1 million was available for use. The Company's revolving credit facility is subject to various financial covenants. As of June 30, 2005, the Company was in compliance with the covenants. Under the most restrictive of the Company's covenants, the Company is required to maintain minimum net worth of at least $10.5 million.

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


                                              Three months ended June 30,                      Six months ended June 30,
                                        ------------------    -------------------    ------------------    -------------------
                                              2005                  2004                   2005                  2004
                                        ------------------    -------------------    ------------------    -------------------

Net income as reported                  $        622,638                394,685      $     1,006,573       $         696,047
Pro forma stock-based comp-
  ensation expense, net of tax                     1,188                    444                4,753                     887
                                        ------------------    -------------------    ------------------    -------------------
Pro forma net income                    $        621,450      $         394,241      $     1,001,820       $         695,160
                                        ==================    ===================    ==================    ===================

Earnings per common share:
  Basic - as reported                   $           0.27      $            0.17      $          0.43       $            0.30
  Basic - pro forma                     $           0.27      $            0.17      $          0.43       $            0.30
  Diluted - as reported                 $           0.24      $            0.15      $          0.38       $            0.27
  Diluted - proforma                    $           0.24      $            0.15      $          0.38       $            0.27


7.       Earnings Per Common Share

There were no adjustments required to be made to net income for purposes of computing basic and diluted earnings per common share. A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted earnings per common share is as follows:


                                            Three months ended June 30,                 Six months ended June 30,
                                       -------------------    ------------------    -------------------  -------------------
                                              2005                  2004                   2005                  2004
                                       -------------------    ------------------    -------------------   -------------------

Shares used to compute basic
  earnings per  common share -
  weighted average shares
  outstanding                                 2,331,243              2,299,000             2,323,992             2,297,763
Dilutive effect of stock options                296,132                253,978               298,509               256,152
                                       -------------------    ------------------    -------------------   -------------------
Shares used to compute diluted
  earnings per common share                   2,627,375              2,552,978             2,622,501             2,553,915
                                       ===================    ==================    ===================   ===================


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

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against the Company by various claimants. The claims are in various stages of processing and some may ultimately be brought to trial. The Company is aware of incidents that have occurred through June 30, 2005 that may result in the assertion of additional claims. The Company carries insurance coverage for this exposure; however, its deductible per claim increased from $25,000 to $250,000 effective April 1, 2003.

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

Total premiums, excluding the Company's exposure to claims and deductibles, for all its non-health insurance programs increased to approximately $3.5 million for the contract year ending March 31, 2005 as compared to approximately $2.8 million for the contract year ended March 31, 2004. On March 31, 2005, the Company completed its renewal for the contract year ending March 31, 2006 with total estimated premiums of $2.8 million with no changes in coverage or deductibles. In late July 2005, as a part of its activities to divest of the ADC operating segment, the Company modified its insurance programs to provide separate policies for the ADC and home health operations. In conjunction with those modifications, the Company's deductible per claim for malpractice and general patient liability claims increased from $250,000 to $500,000.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company's revolving credit facility agreement provides that the loss of either or both of the above litigation cases will be excluded from financial results for purposes of calculating borrowing availability or financial covenant compliance.

9.       Acquisitions

Consistent with its stated business plan, on April 1, 2005 the Company acquired all the assets and business operations of a Medicare-certified visiting nurse agency located in Bradenton, Florida. The total purchase price of $3.2 million was paid $2.5 million in cash at closing with the $700,000 balance in the form of a note payable bearing interest at 6% due in its entirety two years after closing. The Company funded the cash portion of the purchase price with available borrowings on its revolving credit facility. The acquired operations generated net revenues of approximately $3.5 million in the year ended December 31, 2004. In the quarter ended June 30, 2005, the acquired operations generated net revenues of approximately $1.0 million and operating income of approximately $111,000.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company has not yet finalized the valuation of intangible assets, thus, the allocation of the purchase price is subject to refinement.

At April 1, 2005 (rounded to nearest thousands):

        Accounts receivable             $      500
        Property, plant & equipment            105
        Goodwill                             2,808
                                         -----------
          Assets acquired                    3,414
        Liabilities assumed                    (61)
                                         -----------
        Net assets acquired             $    3,353
                                         -----------
The unaudited pro-forma results of operations of the Company as if this acquisition had been made at the beginning of 2004 are as follows:



                                        Six months ended June 30,
                                        ------------------------
                                          2005            2004
                                        -------         --------
        Revenues                        $49,295         $45,055

        Income from Continuing            1,199             942
          Operations

        Earnings Per Share
          Basic                         $  0.52         $  0.41
          Diluted                       $  0.46         $  0.37

10.      Subsequent Event - Sale of ADC Segment

On August 3, 2005, the Company entered into a definitive agreement to divest its adult day care (ADC) segment. Because the Company had not committed to that divestiture until after the end of the second quarter, ADC operations are included in continuing operations in the June 2005 quarter. ADC operations will be reported as discontinued operations for all subsequent periods. The Company expects to report an after-tax gain on the sale of between $5.0 million and $6.0 million ($1.90 to $2.28 per diluted share) when the transaction closes.

The purchase price consists of $13.6 million cash plus assumption of approximately $1.4 million of debt. In return, Active Services will acquire substantially all the assets and assume certain working capital liabilities related to Almost Family's 19 medical adult day care centers which generate approximately $21.0 million in annual revenues. The transaction, which is subject to certain conditions including regulatory approvals and third-party consents, is expected to close by October 1, 2005.

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

Planned Disposition of ADC Segment
On August 3, 2005, we entered into a definitive agreement to divest our adult day care (ADC) segment. Because we had not committed to that divestiture until after the end of the quarter, ADC operations are included in continuing operations in the June 2005 quarter. ADC operations will be reported as discontinued operations for all subsequent periods. We expect to report an after-tax gain on the sale of between $5.0 million and $6.0 million ($1.90 to $2.28 per diluted share) when the transaction closes.

The purchase price consists of $13.6 million cash plus assumption of approximately $1.4 million of debt. In return, Active Services will acquire substantially all the assets and assume certain working capital liabilities related to Almost Family's 19 medical adult day care centers which generate approximately $21.0 million in annual revenues. The transaction, which is subject to certain conditions including regulatory approvals and third-party consents, is expected to close by October 1, 2005.

If the ADC divestiture had qualified for discontinued operations accounting treatment at June 30, 2005, we would have reported growth in net income from continuing operations of 68% to $660,484 ($0.25 per diluted share) for the June 2005 quarter from $392,710 ($0.15 per diluted share) in the June 2004 quarter. We would have reported continuing operations revenue growth of 17.8% to $19.3 million in the June 2005 quarter, up from $16.4 million in the June 2004 quarter.

If the ADC divestiture had qualified for discontinued operations accounting treatment at June 30, 2005, we would have reported growth in net income from continuing operations of 25% to $1,218,043 ($0.46 per diluted share) for the six months ended June 2005 from $973,873 ($0.38 per diluted share) in the six months ended June 2004. We would have reported continuing operations revenues growth of 15% to $37.7 million in the six months ended June 2005, up from $32.8 million in the six months ended June 2004.

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

The VN segment provides skilled medical services in patients' homes largely to enable recipients to reduce or avoid periods of hospitalization and/or nursing home care. VN Medicare revenues are generated on a per episode basis rather than a fee per visit or day of care. Approximately 93% of the VN segment revenues are generated from the Medicare program while the balance is generated from Medicaid and private insurance programs.

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

The ADC segment provides adult day care to disabled or frail adults who require some care or supervision, but who do not require intensive medical attention and/or wish not to live in a nursing home or other inpatient institution. These services are provided in the Company's facilities. ADC revenues are usually generated on a per day of care basis. Approximately 86% of the ADC segment revenues are generated from Medicaid and other government programs while the balance is generated from insurance programs and private pay patients.

Certain general and administrative expenses incurred at the corporate level have not been allocated to the segments. We have service locations in Florida, Kentucky, Ohio, Maryland, Connecticut, Massachusetts, Indiana and Alabama (in order of revenue significance).

Seasonality
Our VN segment normally experiences seasonality in its operating results. Specifically, the VN Segment typically generates lower operating income in the quarter ended September than in the other quarters due to the seasonality of senior population in our south Florida markets. Our PC segment generally does not experience significant seasonality in its operating results.

In our ADC segment, the quarters ended December and March typically generate lower operating income than the quarters ended June and September as the holiday season and winter weather tend to temporarily lower ADC in-center attendance.

RESULTS OF OPERATIONS

                  Three months ended June 30, 2005 Compared with three months ended June 30, 2004

                  Consolidated                         2005                          2004                        Change
                  ------------
                                         ----------------- --------- ------------------ ----------- ---------------- ----------
                                             Amount         % Rev           Amount      % Rev          Amount            %
                                         ----------------- --------- ------------------ ----------- ---------------- ----------

  Net revenues:
    Home Health Care         VN          $ 10,317,868          41.7%  $      8,108,047        37.4%  $    2,209,821       27.3%
                             PC             9,005,375          36.4%         8,288,627        38.2%         716,748        8.6%
                                         -----------------           ------------------             ----------------
                                           19,323,243          78.0%        16,396,674        75.6%       2,926,569       17.8%
    Adult Day Care                          5,449,038          22.0%         5,305,679        24.4%         143,359        2.7%
                                          -----------------          ------------------             ----------------
                                           24,772,281         100.0%  $     21,702,353       100.0%  $    3,069,928       14.1%
                                          =================          ==================             ================
  Operating income
    Home Health Care         VN           $ 1,468,753          14.2%  $      1,305,639        16.1%  $      163,114       12.5%
                             PC               941,215          10.5%           689,023         8.3%         252,192       36.6%
                                          -----------------           ------------------             ----------------
                                            2,409,968          12.5%         1,994,662        12.2%         415,306       20.8%
    Adult Day Care                            355,328           6.5%           357,947         6.7%          (2,619)      -0.7%
                                          -----------------          ------------------             ----------------
                                            2,765,296          11.2%         2,352,609        10.9%         412,687       17.5%
  Unallocated corporate expenses            1,582,486           6.4%         1,518,755         7.0%          63,731        4.2%
                                          -----------------          ------------------             ----------------
  Income before interest expense
    and income taxes                        1,182,810           4.8%           833,854         3.8%         348,956       41.8%
  Facility gains (losses)                      (8,317)          0.0%            (2,566)        0.0%          (5,751)     224.1%
  Interest expense                             97,106           0.4%           123,116         0.6%         (26,010)     -21.1%
  Income taxes                                408,630           1.6%           283,269         1.3%         125,361       44.3%
                                          -----------------          ------------------             ----------------
  Net income                              $   668,757           2.7%  $        424,903         2.0%  $      243,854       57.4%
                                          =================          ==================             ================


Our net revenues increased approximately $3.1 million or 14.1% with 27.3% growth in VN, and 8.6% growth in PC and 2.7% growth in ADC. VN revenue growth was driven by admissions growth and the acquisition of Bradenton, FL-based "Florida Home Health". As discussed below, VN operating income included operating losses of about $143,000 from new start-up agencies. PC operating income increased approximately $250,000 due to increased volumes and lower administrative expenses. Unallocated corporate expenses increased approximately $63,000 due to increased incentive provisions partially offset by a decrease in professional fees related to a 2004 union defense in one of our personal care locations.


The effective income tax rate was approximately 37.93% and 40% of income before income taxes in 2005 and 2004, respectively.

Visiting Nurse (VN) Segment-Three Months


                                                        Three months ended June 30,
                                        -------------------------- ---------------------------- ------------------------
                                                  2005                        2004                      Change
                                        --------------- ---------- ----------------- ---------- -------------- ---------
                                          Amount         % Rev          Amount         % Rev      Amount          %
                                         --------------- ---------- ----------------- ---------- -------------- ---------


  Net revenues                          $   10,317,868      100.0% $     8,108,047      100.0%  $  2,209,821      27.3%
  Cost of services                           8,197,343      79.4%        6,210,512       76.6%     1,986,831      32.0%
  General & administrative                     363,908       3.5%          255,768        3.2%       108,140      42.3%
  Depreciation & amortization                  190,644       1.8%          214,562        2.6%       (23,918)    -11.1%
  Uncollectible accounts                        97,220       0.9%          121,566        1.5%       (24,346)    -20.0%
                                        ---------------            -----------------            --------------
  Operating income                      $    1,468,753      14.2%  $     1,305,639       16.1%  $    163,114      12.5%
                                        ===============            =================            ==============

  Admissions                                     3,466                       2,921                       545      18.7%
  Patient months of care                         7,938                       6,765                     1,173      17.3%
  Revenue per patient month             $        1,300             $         1,199              $        101       8.5%
  Cost of services per patient month    $        1,033             $           918              $        115      12.5%
  Billable visits                               68,099                      64,560                     3,539       5.5%



VN operating income for the quarter was approximately $1.5 million versus $1.3 million last year. New VN operations started in late 2004 and early 2005 generated approximately $635,000 in revenue and operating losses of $143,000 in the quarter ended June 30, 2005. The acquisition of Bradenton, FL-based "Florida Home Health" added approximately $1.0 million in revenues and about $277,000 in operating income. Excluding these start-up and acquisition operations, operating income grew about 5.2%. Admissions grew about 18.7% over the prior year while patient months increased 17.3%, reflecting a reduction in the average length of stay. Revenue per patient month increased 8.5% primarily due to higher Medicare rates between periods and the decreased length of stay. Operating costs per patient month increased about 12.5% primarily as a result of increased administrative expenses, an increase in wage rates and employee benefits and the effect of startup operations. General and administrative expenses increased due to increased wages and employee benefits. Excluding startups, 2005 operating income as a percent of revenue was 16.6%.


Depreciation and amortization declined between periods due to a slower rate of spending on information systems. The provision for uncollectible accounts decreased due to the collection of certain aged accounts for which reserves had previously been provided.

Personal Care (PC) Segment-Three Months


                                                           Three months ended June 30,
                                      --------------------------- --------------------------- -------------------------
                                                 2005                        2004                      Change
                                      --------------------------- --------------------------- -------------------------
                                          Amount        % Rev         Amount         % Rev        Amount         %
                                      ---------------- ---------- ---------------- ---------- --------------- ---------

  Net revenues                        $     9,005,375     100.0%  $     8,288,627     100.0%  $     716,748       8.6%
  Cost of services                          7,681,681      85.3%        7,198,112      86.8%        483,569       6.7%
  General & administrative                    116,788       1.3%           96,019       1.2%         20,769      21.6%
  Depreciation & amortization                  86,326       1.0%           91,121       1.1%         (4,795)     -5.3%
  Uncollectible accounts                      179,365       2.0%          214,352       2.6%        (34,987)    -16.3%
                                      ----------------            ----------------            ---------------
  Operating income                    $       941,215      10.5%  $       689,023        8.3% $     252,192      36.6%
                                      ================            ================            ===============

  Admissions                                      629                         616                        13       2.1%
  Patient months of care                        9,953                       9,171                       782       8.5%
  Patient days of care                        123,570                     115,041                     8,529       7.4%
  Billable hours                              480,722                     463,404                    17,318       3.7%
  Revenue per billable hour           $         18.73             $         17.89             $        0.84       4.7%


PC operating income for the quarter was about $941,000 versus $689,000 in the corresponding period of last year. Revenue increased over 8.6% due to volume increases. Cost of services increased due to the increase in volumes. Additionally, workers compensation expenses in our Ohio markets increased about $103,000 due to increased premium rates. General and administrative expenses in total and as a percentage of revenues increased due to additional management staff, travel and related expenses.

Depreciation and amortization decreased due to lower spending for fixed asset purchases. The provision for uncollectible accounts decreased due to the collection of certain aged accounts for which reserves had previously been provided.

Adult Day Care (ADC) Segment-Three Months


                                                           Three months ended June 30,
                                      ---------------------------- ---------------------------- -------------------------
                                                 2005                         2004                       Change
                                      ---------------------------- ---------------------------- -------------------------
                                          Amount        % Rev          Amount         % Rev         Amount         %
                                      ---------------- ----------- ---------------- ----------- --------------- ---------

  Net revenues                        $     5,449,038       100.0% $     5,305,679      100.0%  $      143,359      2.7%
  Cost of services                          4,405,279       80.8%        4,435,849       83.6%         (30,570)    -0.7%
  General & administrative                    293,997        5.4%          210,893        4.0%          83,104     39.4%
  Depreciation & amortization                 266,629        4.9%          271,574        5.1%          (4,945)    -1.8%
  Uncollectible accounts                      127,805        2.3%           29,416        0.6%          98,389    334.5%
                                      ----------------             ----------------             ---------------
  Operating income                    $       355,328         6.5% $       357,947        6.7%  $       (2,619)    -0.7%
                                      ================             ================             ===============

  Admissions                                      286                          298                         (12)    -4.0%
  Patients months of care                       4,862                        4,923                         (61)    -1.2%
  Patient days of care                         76,651                       76,427                         224      0.3%

  Revenue per patient day             $         71.09              $         69.42              $         1.67      2.4%

  ADC in-center averages:
  Weekday attendance                            1,055                        1,053                           2      0.1%
    Center capacity                             1,324                        1,402                         (78)    -5.6%
    Center occupancy rate                       79.7%                        75.1%                         4.6%     6.1%


ADC patient days of care increased from the prior year due to increased attendance in the centers. Revenue per day increased about 2.4% primarily due to a rate increase in Maryland.

Cost of services decreased between periods due to improved staffing controls, reductions in the size of the vehicle fleet, and efforts to consolidate centers and reduce facility operating expenses in light of limited reimbursement rate increases.

General and administrative expenses increased by about $83,000 as a result of an increase in salaries, incentives and travel. The provision for uncollectible accounts increased due to an increase in aged accounts, particularly in Kentucky.


             Six months ended June 30, 2005 Compared with six months ended June 30, 2004

               Consolidated                        2005                          2004                        Change
               ------------
                                     ---------------- ---------- ------------------ ---------- ---------------- ----------
                                         Amount        % Rev            Amount      % Rev         Amount            %
                                     ---------------- ---------- ------------------ ---------- ---------------- ----------

Net revenues:
   Home Health Care        VN        $    19,973,387        41.4%  $      16,449,457      38.1%  $    3,523,930       21.4%
                           PC             17,761,807        36.8%         16,390,519      38.0%       1,371,288        8.4%
                                        ----------------           ------------------            ----------------
                                          37,735,194        78.1%         32,839,976      76.1%       4,895,218       14.9%

   Adult Day Care                         10,556,220        21.9%         10,330,793      23.9%         225,427        2.2%
                                        ----------------           ------------------            ----------------
                                     $    48,291,414       100.0%  $      43,170,769     100.0%  $    5,120,645       11.9%
                                        ================           ==================            ================

Operating income
   Home Health Care        VN        $     3,091,779        15.5%  $       2,813,815      17.1%  $      277,964        9.9%
                           PC              1,637,358         9.2%          1,395,693       8.5%         241,665       17.3%
                                        ----------------            ------------------            ----------------
                                           4,729,137        12.5%          4,209,508      12.8%         519,629       12.3%
   Adult Day Care                            603,949         5.7%            217,126       2.1%         386,823      178.2%
                                        ----------------           ------------------            ----------------
                                           5,333,086        11.0%          4,426,634      10.3%         906,452       20.5%
Unallocated corporate expenses             3,357,962         7.0%          2,891,518       6.7%         466,444       16.1%
                                        ----------------            ------------------            ----------------
Income before interest expense
   and income taxes                        1,975,124         4.1%          1,535,116       3.6%         440,008       28.7%
Facility gains (losses)                       (8,317)        0.0%              3,854       0.0%         (12,171)    -315.8%
Interest expense                             188,313         0.4%            267,959       0.6%         (79,646)     -29.7%
Income taxes                                 689,072         1.4%            508,405       1.2%         180,667       35.5%
                                        ----------------           ------------------            ----------------
Net income                           $     1,089,422         2.3%  $         762,607       1.8%  $      326,815       42.9%
                                        ================           ==================            ================

Our net revenues increased approximately $5.1 million or 11.9% with 21.4% growth in VN, and 8.4% growth in PC and 2.2% growth in ADC. VN revenue growth was driven by admissions growth and the acquisition of Bradenton, FL-based "Florida Home Health". As discussed below, VN operating income included operating losses of about $227,000 from new start-up agencies and operating income of about $277,000 from the Florida Home Health acquisition. PC revenue and operating income increased due to increased volumes. ADC operating income improved significantly due to operating cost reductions in light of limited reimbursement increases from state Medicaid programs. Unallocated corporate expenses increased due to increased incentive provisions partially offset by a decrease in professional fees related to a 2004 union defense in one of our personal care locations, and due to higher travel expenditures in 2005.

The effective income tax rate was approximately 38.64% and 40% of income before income taxes in 2005 and 2004, respectively.

Visiting Nurse (VN) Segment-Six Months


                                                  Six months ended June 30,
                                        --------------------------- ---------------------------- ------------------------
                                                   2005                        2004                      Change
                                        --------------------------- ---------------------------- ------------------------
                                           Amount          % Rev          Amount         % Rev      Amount          %
                                        ---------------- ---------- ----------------- ---------- -------------- ---------

  Net revenues                          $    19,973,387     100.0% $     16,449,457       100.0%  $ 3,523,930      21.4%
  Cost of services                           15,690,435      78.6%       12,412,929       75.5%     3,277,506      26.4%
  General & administrative                      650,993       3.3%          527,948        3.2%       123,045      23.3%
  Depreciation & amortization                   368,437       1.8%          440,024        2.7%       (71,587)    -16.3%
  Uncollectible accounts                        171,743       0.9%          254,741        1.5%       (82,998)    -32.6%
                                        ----------------            -----------------            --------------
  Operating income                      $     3,091,779      15.5%  $     2,813,815       17.1%  $    277,964      9.9%
                                        ================            =================            ==============

  Admissions                                      6,817                      5,893                        924      15.7%
  Patient months of care                         15,374                     13,426                      1,948      14.5%
  Revenue per patient month             $         1,299             $        1,225               $         74       6.0%
  Cost of services per patient month    $         1,021             $          925               $         96      10.4%
  Billable visits                               133,298                    128,469                      4,829       3.8%


VN operating income for the six months was approximately $3.1 million versus $2.8 million last year. New VN operations started in late 2004 and early 2005 generated approximately $914,000 in revenue and operating losses of $369,000 in the six months ended June 30, 2005. The acquisition of Bradenton, FL-based "Florida Home Health" added approximately $1 million in revenues and about
$277,000 in operating income. Excluding these start-up and acquisition operations, operating income grew 10.5%. Admissions grew about 15.7% over the prior year while patient months increased 14.5%, reflecting a reduction in the average length of stay. Revenue per patient month increased 6.0% primarily due to higher Medicare rates between periods. Operating costs per patient month increased about 10.4% due to about 2% increase from startup operations and the remaining increase from higher administrative expenses, wage rates and employee benefits. General and administrative expenses increased due to corporate incentives and the addition of corporate level management staff. Excluding startups, 2005 operating income as a percent of revenue was 18.2%


Depreciation and amortization declined between periods due to a slower rate of spending on information systems. The provision for uncollectible accounts decreased due to the collection of certain aged accounts for which reserves had previously been provided.

Personal Care (PC) Segment-Six Months

                                                        Six months ended June 30,
                                      --------------------------- --------------------------- -------------------------
                                                 2005                        2004                      Change
                                      --------------------------- --------------------------- -------------------------
                                            Amount        % Rev         Amount         % Rev        Amount         %
                                      ---------------- ---------- ---------------- ---------- --------------- ---------

  Net revenues                        $    17,761,807     100.0%  $    16,390,519     100.0%  $   1,371,288       8.4%
  Cost of services                         15,347,821      86.4%       14,216,133      86.7%      1,131,688       8.0%
  General & administrative                    225,928       1.3%          182,573       1.1%         43,355      23.7%
  Depreciation & amortization                 185,281       1.0%          174,683       1.1%         10,598       6.1%
  Uncollectible accounts                      365,419       2.1%          421,437       2.6%        (56,018)    -13.3%
                                      ----------------            ----------------            ---------------
  Operating income                    $     1,637,358       9.2% $      1,395,693       8.5% $      241,665      17.3%
                                      ================            ================            ===============

  Admissions                                    1,378                       1,319                        59       4.5%
  Patient months of care                       19,832                      18,138                     1,694       9.3%
  Patient days of care                        242,843                     227,633                    15,210       6.7%
  Billable hours                              985,089                     911,557                    73,532       8.1%
  Revenue per billable hour           $         18.03             $         17.98             $        0.05       0.3%

PC operating income for the six months was about $1.6 million versus $1.4 million in the corresponding period of last year. Revenue and cost of services increased approximately 8% primarily due to volume increases. Additionally, workers compensation expenses in our Ohio markets increased about $166,000 due to increased premium rates. Revenue per billable hour increased 0.3% from prior year primarily due to changes in mix. General and administrative expenses in total and as a percentage of revenues increased due to additional management staff, travel and related expenses.

Depreciation and amortization increased due to investments in information systems. The provision for uncollectible accounts decreased due to the collection of certain aged accounts for which reserves had previously been provided.

Adult Day Care (ADC) Segment-Six Months

                                                        Six months ended June 30,
                                      ---------------------------- ---------------------------- -------------------------
                                                 2005                         2004                       Change
                                      ---------------- ----------- ---------------- ----------- --------------- ---------
                                          Amount        % Rev          Amount         % Rev         Amount         %
                                      ---------------- ----------- ---------------- ----------- --------------- ---------

  Net revenues                        $    10,556,220      100.0% $     10,330,793      100.0%  $      225,427      2.2%
  Cost of services                          8,640,046       81.8%        8,894,726       86.1%        (254,680)    -2.9%
  General & administrative                    531,690        5.0%          420,267        4.1%         111,423     26.5%
  Depreciation & amortization                 548,607        5.2%          535,028        5.2%          13,579      2.5%
  Uncollectible accounts                      231,928        2.2%          263,646        2.6%         (31,718)   -12.0%
                                      ----------------             ----------------             ---------------
  Operating income                    $       603,949        5.7% $        217,126        2.1%  $      386,823    178.2%
                                      ================             ================             ===============

  Admissions                                      513                          565                         (52)    -9.2%
  Patients months of care                       9,597                        9,726                        (129)    -1.3%
  Patient days of care                        148,865                      148,227                         638      0.4%

  Revenue per patient day             $         70.91             $          69.70              $         1.22      1.7%

  ADC in-center averages:
    Weekday attendance                          1,033                        1,023                          10      1.0%
    Center capacity                             1,324                        1,395                         (71)    -5.1%
    Center occupancy rate                       78.0%                        73.4%                         4.7%     6.4%


ADC patient days of care increased from the prior year due to increased attendance in the centers. Revenue per day increased about 1.7% primarily due to a rate increase in Maryland. Operating income increased due to a higher occupancy percentage and lower operating costs.

Cost of services decreased between periods due to improved staffing controls, reductions in the size of the vehicle fleet, and efforts to consolidate centers and reduce facility operating expenses in light of limited reimbursement rate increases.

General and administrative expenses increased by about $111,000 as a result of an increase in salaries, incentives and travel. The provision for uncollectible accounts decreased due to the collection of certain aged accounts, particularly in Maryland, for which reserves had previously been provided.

Insurance Programs

We bear significant insurance risk under our large-deductible automobile and workers' compensation insurance programs and our self-insured employee health program. Under our automobile insurance program, we bear risk up to $100,000 per incident. Under the workers' compensation insurance program, we bear risk up to $250,000 per incident. We purchase stop-loss insurance for the employee health plan that places a specific limit, generally $150,000, on our exposure for any individual covered life.

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against us by various claimants. The claims are in various stages of processing and some may ultimately be brought to trial. We are aware of incidents that have occurred through June 30, 2005 that may result in the assertion of additional claims. We carry insurance coverage for this exposure; however, its deductible per claim increased from $25,000 to $250,000 effective April 1, 2003.

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

Total premiums, excluding our exposure to claims and deductibles, for all our non-health insurance programs increased to approximately $3.5 million for the contract year ending March 31, 2005 as compared to approximately $2.8 million for the contract year ended March 31, 2004. On March 31, 2005 we completed our renewal for the contract year ending March 31, 2006 with total estimated premiums of $2.8 million with no changes in coverage or deductibles. In late July 2005, as part of its activities to divest of the ADC operating segment, the Company modified its insurance programs to provide separate policies for the ADC and home health operations. In conjunction with those modifications, the Company's deductible per claim for malpractice and general patient liability claims increased from $250,000 to $500,000.


Liquidity and Capital Resources

Revolving Credit Facility

We have a $22.5 million credit facility with JP Morgan Chase Bank, NA (successor by merger to Bank One, NA) as amended on August 11, 2005, with an expiration date of June 30, 2008. The credit facility bears interest at the bank's prime rate plus a margin (ranging from -0.75% to -0.25%, currently -0.5%) dependent upon total leverage and is secured by substantially all assets and the stock of our subsidiaries. The weighted average interest rates were 5.17% and 3.77% for the quarter ended June 30, 2005 and 2004, respectively. The weighted average interest rates were 5.00% and 3.86% for the six months ended June 30, 2005 and 2004, respectively. The interest rate in effect at June 30, 2005 was 5.25%. We pay a commitment fee of 0.25% per annum on the unused facility balance. Borrowings are available equal to the greater of: a) four times earnings before interest, taxes, depreciation and amortization (as defined) or b) an asset based formula, primarily based on accounts receivable. Borrowings under the facility may be used for working capital, capital expenditures, acquisitions, development and growth of the business and other corporate purposes. As of June 30, 2005, the formula permitted approximately $19.9 million to be used, of which approximately $4.6 million was outstanding. Additionally, an irrevocable letter of credit, totaling $4.2 million, was outstanding in connection with our self-insurance programs. Thus, a total of $8.8 million was either outstanding or committed as of June 30, 2005, while an additional $11.1 million was available for use. Our revolving credit facility is subject to various financial covenants. As of June 30, 2005, we were in compliance with the covenants. Under the most restrictive of our covenants, we are required to maintain minimum net worth of at least $10.5 million.

Cash Flows
Key elements to the Consolidated Statements of Cash Flows for the six months ending June 30, 2005 and 2004 were:

      Net Change in Cash and Cash Equivalents                                2005                     2004
      ---------------------------------------                        ---------------------     --------------------
        Provided by (used in):
          Operating activities                                       $        1,955,362        $        2,226,890
          Investing activities                                               (2,758,446)                 (351,870)
          Financing activities                                                  616,372                (1,558,667)
          Discontinued operations activities                                    121,825                  (703,642)
                                                                     ---------------------     --------------------
        Net (decrease) increase in cash and cash equivalents         $          (64,887)       $         (387,289)
                                                                     =====================     ====================

2005
Net cash provided by operating activities resulted principally from current period income, net of changes in accounts receivable, accounts payable and accrued expenses. Accounts receivable days revenues outstanding were 49 at June 30, 2005, and 53 at December 31, 2004. The increase in combined accounts payable and accrued liabilities resulted primarily from an increase in insurance liabilities, accrued payroll and employee benefits. Net cash used in investing activities resulted principally from the acquisition of a small home health agency in Gainesville, Florida and the acquisition of the Bradenton, FL-based "Florida Home Health" agency. Net cash used in financing activities resulted primarily from borrowings on our credit facility for the VN acquisitions and payment of capital lease and debt obligations.

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

Our revolving credit facility agreement provides that the loss of either or both of the above litigation cases will be excluded from financial results for purposes of calculating borrowing availability or financial covenant compliance.

Medicaid Dependence
Approximately 43.6% of our revenues in the quarter ended June 30, 2005 were derived from state Medicaid and other government programs. The Medicaid programs in each of the states in which we operate are taking actions or evaluating taking actions to reduce Medicaid expenditures. Among these actions are the following:
         o Redefining eligibility standards for Medicaid coverage
         o Redefining coverage criteria for home and community based care services
         o Slowing payments to providers by increasing the minimum time in which payments are made
         o Limiting reimbursement rate increases
         o Changing regulations under which providers must operate
The actions being taken and/or being considered are because Medicaid is consuming a greater percentage of state budgets. This issue is exacerbated when revenues slow in a slowing economy. It is possible that the actions taken by the state Medicaid programs in the future could have a significant unfavorable
impact  on  the  Company's  results  of  operations,   financial  condition  and
liquidity.

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

At June 30, 2005, a hypothetical 100 basis point increase in short-term interest rates would result in a reduction of approximately $46,000 in annual pre-tax earnings.

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

         (a) The annual meeting of stockholders of Almost Family, Inc. was held on May 16, 2005.

         (c) Certain matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

         Proposals and Vote Tabulations

                                   Votes Cast


          Management Proposals                     For         Against      Abstain        Broker Non-votes
------------------------------------------ -- -------------- ------------ ------------ --------------------------

Approval of the appointment of
independent auditors for 2005                     2,190,913       7,210       424                  0

         Election of Directors

              Director                          Votes Received                      Votes Withheld
------------------------------------- ----------------------------------- -----------------------------------

William B. Yarmuth                                2,195,195                             3,352
Steven B. Bing                                    2,195,295                             3,252
Donald G. McClinton                               2,192,115                             6,432
Tyree G. Wilburn                                  2,195,315                             3,232
Jonathan D. Goldberg                              2,195,315                             3,232
Wayne T. Smith                                    2,176,332                            22,215
W. Earl Reed, III                                 2,192,315                             6,232
Henry M. Altman, Jr.                              2,195,275                             3,272

         Item 5.  Other Information

                  On August 11, 2005, the Company entered into an amendment to its credit facility with JP Morgan Chase Bank N.A., formerly Bank One Kentucky NA, as described under Item 2 of Part I of this Form 10-Q. A copy of the amendment is filed as Exhibit
                  10.1 to this Form 10-Q.

         Item 6. Exhibits

                  2.1
                  Asset Purchase Agreement dated as of August 3, 2005, by and among (i) Almost Family, Inc., (ii) Caretenders of Cincinnati, Inc., (iii) Adult Day Care of Maryland, Inc.,
                  (iv) Caretenders of Columbus, Inc., (v) Caretenders of New Jersey, Inc., (vi) Caretenders of Southwest Florida, Inc.,
                  (vii) Caretenders of West Palm Beach, Inc. (viii) Adult Day Care of Louisville, Inc. (ix) Active Day FL, Inc., (x) Active Day Oh, Inc., (xi) Active Day of MD, Inc., (xii) Active Day KY, Inc., (xiii) Active Day Fleet, Inc., and (xiv) Active Service Corporation (schedules have been omitted but will be furnished supplementally to the SEC upon request).

                  10.1
                  Fourth Amendment to Loan Documents dated as of August 11, 2005, by and between (i) Almost Family, Inc., (ii) each of the subsidiaries of AFI that is party to the Agreement, and (iii) JP Morgan Chase Bank, N.A. (successor by merger to Bank One N.A.).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this the report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    August 15, 2005

                                       ALMOST FAMILY, INC.

                                       BY  /s/ William B. Yarmuth
                                         ---------------------------------
                                         William B. Yarmuth,
                                         Chairman of the Board, President
                                         and Chief Executive Officer


                                       BY  /s/ C. Steven Guenthner
                                         ---------------------------------
                                         C. Steven Guenthner,
                                         Senior Vice President and
                                         Chief Financial Officer