Form 10-K/A
period 2004-12-31
ALMOST FAMILY INC
filed 2005-11-14
CIK 799231

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A
                               (Amendment No. 1)
(Mark One)
/  X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934
       For the fiscal year ended     December 31, 2004

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

                                TABLE OF CONTENTS


PART I.............................................................................................................3
------

   Item 1.     Business............................................................................................3

   Item 2.     Properties.........................................................................................16

   Item 3.     Legal Proceedings..................................................................................17

   Item 4.     Submission of  Matters to a Vote of Security Holders...............................................19

PART II...........................................................................................................19
-------


   Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities19

   Item 6.     Selected Financial Data............................................................................20

   Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations..............21

   Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.........................................41

   Item 8.     Financial Statements and Supplementary Data........................................................42

   Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...............68

   Item 9A.     Controls and Procedures...........................................................................68

   Item 9B.     Other Information.................................................................................68

PART III..........................................................................................................69
--------

   Item 10.    Directors and Executive Officers of the Registrant.................................................69

   Items 11, 12, 13 and 14.  Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related
   Stockholder Matters; Certain Relationships and Related Transactions; and Principal Accountant Fees and Services70

PART IV...........................................................................................................71
-------


   Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K....................................71


PART I
                               EXPLANATORY NOTE

Almost Family, Inc. (the "Company") hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (originally filed on March 31, 2005) (the "Original 10-K"). The purpose of this Amendment No. 1 on Form 10-K/A (the "Amendment") is to restate our consolidated financial statements for the year ended December 31, 2004 and amended related disclosures, as described in Item 1. "Business--Amendment of Previous Financial Reports Related to Contingent Liability Matters" below and in the Notes to our Consolidated Financial Statements.

This Amendment does not reflect or otherwise update the Original 10-K for events occurring after March 31, 2005. Accordingly, this Amendment should be read in conjunction with the Original 10-K and our filings made with the Securities and Exchange Commission subsequent to March 31, 2005.

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

o Expand the significance of our Visiting Nurse, Medicare-based, home health services by selectively acquiring other quality providers, and through the startup of new agencies; and

o Expand our capital base through both earnings performance and by seek-ing additional capital investments in our Company.

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

As of December 31, 2004, we provided services through operating units in the following locations:

                                         Visiting Nurse             Adult Day              Personal Care
       Locations                            Branches               Care Centers              Branches
       ---------------------------   -----------------------  -----------------------  ----------------------

       Kentucky:
         Louisville                                       1                        2                       1
         Lebanon Junction                                 1                        -                       -
         Lexington                                        1                        1                       1
         Elizabethtown                                    1                        1                       -
         Owensboro                                        1                        1                       -
         Northern KY (metro                               1                        1                       -
          Cincinnati)
         Bardstown                                        -                        1                       -
         Frankfort                                        1                        -                       -
       Indiana:
         Evansville                                       1                        -                       1
       Ohio:
         Cincinnati                                       -                        1                       1
         Columbus                                         -                        1                       1
         Cleveland                                        2                        -                       2
         Akron                                            1                        -                       1
         Youngstown                                       1                        -                       -
       Massachusetts:
         Boston                                           1                        -                       -
       Connecticut:
         Stamford                                         -                        -                       1
         Middlebury/Waterbury                             -                        1                       1
         Danbury                                          -                        -                       1
         West Haven                                       -                        -                       1
         Bridgeport                                       -                        -                       1
       Maryland:
         Baltimore area                                   -                        8                       -
       Alabama:
         Birmingham                                       -                        -                       1
       Florida:
         Fort Lauderdale                                  1                        -                       1
         Port St. Lucie                                   1                        -                       -
         Vero Beach                                       1                        -                       -
         West Palm Beach                                  -                        1                       1
         Fort Myers                                       1                        1                       1
         Sarasota                                         1                        -                       1
         Port Charlotte                                   1                        -                       -
         Naples                                           1                        -                       1
         Melbourne                                        1                        -                       -
         Bradenton                                        1                        -                       -
         Titusville                                       1                        -                       -
         Orlando                                          1

                                     -----------------------  -----------------------  ----------------------
       Total                                             24                       20                      19
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

The following table sets forth our revenues derived from each major class of payor during the indicated periods (by percentage of net revenues):

                                                Year Ended         Year Ended December             Year Ended
       Payor Group                           December 31, 2004           31, 2003              December 31, 2002
       ---------------------------------------------------------- ----------------------- -----------------------------

      Medicare                                     33.8%                  31.8%                      30.9%
       Medicaid and other Government
         Programs                                  47.9%                  50.4%                      50.4%
       Insurance and private pay                   18.3%                  17.8%                      18.7%

Historical changes in payment sources are primarily a result of the impact of changes in the types of customers we attract.

Our business plan calls for us to increase our payor mix to about 50% Medicare over the next three to five years with a corresponding decrease in the percentage of revenue derived from Medicaid and Other Government Programs.

As shown above, approximately 48% of our 2004 revenues were derived from state Medicaid and other government programs, most of which are currently facing significant budget issues. The Medicaid programs in each of the states in which we operate are taking actions or evaluating taking actions to control the rate of growth of Medicaid expenditures. Among these actions are the following:
         o Redefining eligibility standards for Medicaid coverage
         o Redefining coverage criteria for home and community based care services
         o Slowing payments to providers by increasing the minimum time in which payments are made
         o Limiting reimbursement rate increases
         o Changing regulations under which providers must operate
The actions being taken and/or being considered are because the number of Medicaid beneficiaries and their related expenditures are growing at a faster rate than the government's revenue. Medicaid is consuming a greater percentage of the budget. This issue is exacerbated when revenues slow in a slowing economy. We believe that these financial issues are cyclical in nature rather than indicative of the long-term prospect for Medicaid funding of health care services. Additionally, we believe our services offer the lowest cost alternative to institutional care and are a part of the solution to the states' Medicaid financing problems. It is possible however, that the actions taken by the state Medicaid programs in the future could have a significant unfavorable impact on our results of operations, financial condition and liquidity.

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

The adult day care and personal care industries are likewise highly competitive but fragmented. Competitors include: other adult day care centers, ancillary programs provided by nursing homes and hospitals, other government-financed facilities, assisted living and retirement communities, home health providers and senior adult associations. We compete by offering a high quality of care and by helping families identify and access solutions for care. Adult daycare services' competitive advantages include member activity programs, superior facilities and transportation services.

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

2001 Restatement of Financial Statements

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

Amendment of Previous Financial Reports Related to Contingent Liability Matters

The Company's previous Form 10-K filings for the years ended December 31, 2004 and 2003 disclosed the following three items, all of which, from an accounting perspective, are characterized as contingent liabilities in accordance with Statement of Financial Accounting Standards No. 5 "Accounting for Contingent Liabilities" (SFAS No. 5):
o in April 2003 the Chancery Court of Williamson County, Tennessee, issued a ruling in favor of Franklin Associates L.P. ("Franklin"), awarding damages against the Company in the amount of $984,970
o a Kentucky transportation broker which owes the Company approximately $535,000 for services provided by our adult day care segment (sold in September 2005) entered into bankruptcy proceedings in the fourth quarter of 2002; and
o the expiration of applicable statutes of limitations on tax returns related to the Company's 2000 fiscal year, in which it sold its product operations and adopted discontinued operations accounting treatment for its visiting nurse segment (later reversed), resulted in the recording in discontinued operations in our 2003 financial statements of a one-time reduction in estimated tax liabilities of approximately $854,000.

The Company received a letter from the U.S. Securities and Exchange Commission following the SEC staff's routine review of the Company's form 10-K for the year ended December 31, 2004, which letter commented on, among other items, the accounting treatment of these contingent liability matters. In addition, at the same time, management entered into discussions with Ernst & Young LLP, the Company's independent auditors for the financial statements for each of the three years ended December 31, 2004, relating to the accounting treatment for these litigation matters. Management believed there was a reasonable basis for its original accounting (which was agreed to by Ernst & Young). Following detailed discussions with the auditors and the SEC staff, and with the concurrence of the auditors, the Company has amended the financial statements for the following non-cash items in order to account for these items as set forth below. Note that the lawsuit in question is still being aggressively appealed and the receivable in question is still being pursued for collection:
o With respect to the Franklin litigation, provision of approximately $1,154,000 (for which there is no related income tax benefit) has been made as of April 2003 ($984,000 for award of damages) and as of September 2003 ($170,000 for estimated post-judgment interest). As previously disclosed, the Company did not record a loss in the period in which it suffered the trial court loss on the grounds, among others, that the Company's litigation counsel advised the Company that its prospects on appeal were strong. The Company's accounting for this case now follows the principle that any loss at a trial court level creates a de-facto satisfaction of the "probable of loss" criteria of SFAS No. 5.
o With respect to the Kentucky transportation receivable, provision of approximately $535,000 has been made as of November 2002 of an additional allowance for uncollectible accounts for the Kentucky transportation receivable, and the provision of approximately $106,000 previously recorded in 2004 has been reversed. Thus the net income effect of this matter is $266,000 after related income tax benefit.
         As previously disclosed, the Company did not record a loss in the period in which the broker filed for bankruptcy on the basis of management's view that, considering all facts and circumstances of the receivable, including other avenues for recovery, it was not "probable" that the Company had incurred a loss. The Company's accounting for this matter now follows the principle that bankruptcy of a contractual obligor creates a de-facto satisfaction of the "probable of loss" criteria of SFAS No. 5 without regard to other avenues of collection of the receivable.

o The one-time reduction in estimated tax liabilities has been removed from fiscal 2003 and treated as a reduction in estimated tax liabilities that should have been recorded instead in fiscal 2000.
         In effect the Company has determined that it should have reversed an excessive reserve for tax liabilities in 2000, rather than in 2003. The excessive reserve for tax liabilities arose principally from differences in the estimated income tax provision recorded in fiscal 2000 and prior and the actual tax liabilities resulting from the ultimate filing and settlement of the tax returns for those periods. The restatement has the effect of increasing beginning retained earnings at January 1, 2002, in the amended December 31, 2004 Form 10-K/A. In making this restatement, the Company concluded that its general concern about the adequacy of its reserve for tax liabilities in 2000 (resulting from complex tax issues arising from the dispositions in 2000) was inadequately specific and measurable to justify the maintenance of the reserve.

All related disclosures have been revised to give effect to the new accounting treatment for these matters. These changes have no effect on previously reported cash flows. In the event the Company is able to collect a portion of the Kentucky receivable it would record a gain in the period in which payment is received. In the event the Company prevails on appeal in the Franklin litigation (and no further appeal is available), the Company would record a gain in the period in which the Company prevails. For a more detailed discussion of these contingencies, refer to the notes to financial statements herein.

The following table summarizes changes in reported net income and earnings per share for each of the three years in the period ended December 31, 2004 as a result of these changes:

(In thousands except for per share amounts)

                                                                2004                 2003                2002
                                                          -----------------     ---------------    ------------------

Summary of changes:
  Franklin litigation                                     $            -        $    (1,154)       $            -
  Kentucky transportation litigation                                 106                 (1)                 (534)
  Related income tax effect                                          (40)                 -                   203
  Reduction in income tax liabilities                                  -               (854)                    -
                                                          -----------------     ---------------    ------------------
       Total                                              $           66        $    (2,009)       $         (331)
  Net income as previously reported                                1,191              2,120                 1,345
                                                           -----------------     ---------------    ------------------
  Net income as restated                                  $        1,257        $       111        $        1,014
                                                          =================     ===============    ==================

Change in Earnings Per Share:
  Basic                                                   $         0.03        $     (0.88)       $        (0.14)
  Diluted                                                 $         0.03        $     (0.79)       $        (0.12)

Retained earnings as previously reported                  $       13,567        $    12,264        $       10,104
  Cumulative effect of restatement                                (1,420)            (1,486)                  523
                                                          -----------------     ---------------    ------------------
Retained earnings as restated                             $       12,147        $    10,778        $       10,627
                                                          =================     ===============    ==================

Change in previously reported cash flows                  $             -       $         -        $             -


The Company's loan agreement provides that the provision of a loss for the above litigation cases will be excluded from financial results for purposes of calculating borrowing availability or financial covenant compliance.

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

Franklin Litigation
On January 26, 1994 Franklin Capital Associates L.P. (Franklin), Aetna Life and Casualty Company and Aetna Casualty and Surety Company shareholders, who at one time held approximately 320,000 shares of the Company's common stock (approximately 13% of shares outstanding), filed suit in Chancery Court of Williamson County, Tennessee claiming unspecified damages not to exceed three million dollars in connection with registration rights they received in the Company's acquisition of certain home health operations in February 1991. The 1994 suit alleged that the Company failed to use its best efforts to register the shares held by the plaintiffs as required by the merger agreement. The Company settled with both Aetna parties shortly before the case went to trial in February 2000. In mid-trial Franklin voluntarily withdrew its complaint reserving its legal rights to bring a new suit as allowed under Tennessee law. In April 2000, Franklin re-filed its lawsuit. The second trial took place in February 2003. In April 2003 the court issued a ruling in favor of the plaintiffs awarding damages of $984,970. The Company believes the Court erred both in its finding of liability and in its determination of the amount of damages. The Company is seeking appellate review of the lower court decision. As a part of the appeal, the Company was required to post cash of $1,154,241 (which consists of $984,970 in damages and $169,271 of estimated post-judgment interest) in an escrow account with the Tennessee Courts in lieu of a supersedeas appeal bond until the appeal court issues a decision.

As described in "Amendment of Previous Financial Reports Related to Contingent Liability Matters" above, the Company has recorded a litigation loss provision of $1,154,241 on a restated basis in the year ended December 31, 2003. The cash will remain in escrow until the matter reaches its ultimate resolution.

Despite the recording of a litigation loss provision, based on the advice of legal counsel, the Company believes it has strong grounds for appealing the trial court's decision and it intends to vigorously pursue its appeal. The Company can give no assurance that it will be successful in its appeal. The appeals court heard oral arguments in the case in February 2005 but has given no indication of when it will issue a ruling. Both the amount of the judgment and the estimated post-judgment interest are subject to change depending upon the outcome of the appeal process. In the event the Company prevails on appeal in the Franklin litigation (and no further appeal is available), the Company would record a gain in the period in which it prevails.

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

As of December 31, 2004 and December 31, 2003, the Broker owed the Company approximately $535,000.

As described in "Amendment of Previous Financial Reports Related to Contingent Liability Matters" above, the Company has recorded a provision for uncollectible accounts of $535,000 on a restated basis in the year ended December 31, 2002. In the event the Company is able to collect a portion of the receivable it would record a gain in the period in which payment is received.

The Company's loan agreement executed with its lender in March 2004 provides that the provision for a loss of either or both of the above litigation cases will be excluded from financial results for purposes of calculating borrowing availability or financial covenant compliance.

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

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ SmallCap System. The stock is traded under the symbol "AFAM" (formerly CTND). Set forth below are the high and low sale prices for the common stock for the periods indicated reported by NASDAQ:

Closing Common Stock Prices


  Quarter Ended:                          High                    Low
  --------------                          ----                    ---
  March 31, 2003                    $       7.26            $        4.08
  June 30, 2003                     $       7.80            $        4.36
  September 30, 2003                $       8.60            $        7.55
  December 31, 2003                 $       9.46            $        7.70
  March 31, 2004                    $       9.00            $        8.00
  June 30, 2004                     $       8.45            $        7.90
  September 30, 2004                $       8.60            $        7.42
  December 31, 2004                 $      14.45            $        8.02


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


                          Shares to Be Weighted-Average
                                                Issued Upon          Option Exercise      Shares Available for
                                                -------
              Plan Category                      Exercise                 Price               Future Grants
              -------------
                                            --------------------    ------------------    ----------------------
Plans approved by shareholders                        526,000       $          3.20                   425,993
Plans not approved by shareholders                          -                     -                         -
                                            --------------------    ------------------    ----------------------

Total                                                 526,000       $          3.20                   425,993
                                            ====================    ==================    ======================

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

                                                         (AS RESTATED)
                                                                                      Year Ended        Nine Months
                                   Year Ended        Year Ended       Year Ended      December 31      Ended December    Year Ended
   (Dollar amounts in 000's       December 31,      December 31,     December 31,        2001               31,          March 31,
    except per share data)          2004 (1)          2003 (1)         2002 (1)       (unaudited)          2001            2001
                                 ---------------------------------------------------------------------------------------------------

Results of operations data:
  Net revenues                   $       86,827    $      83,260   $      80,952    $        74,456   $       55,937   $      71,144
  Income (loss) from:
  Continuing operations          $        1,596    $         270   $       1,335    $         2,759   $        2,230   $         854
    Discontinued operations                (339)            (159)           (321)             1,001            1,098             426
                                 ---------------------------------------------------------------------------------------------------
      Net income (loss)          $        1,257    $         111   $       1,014    $         3,761   $        3,328   $       1,278
                                 ===================================================================================================

Per share:
  Basic:
    Number of shares
    (in 000's)                            2,303             2,295          2,416              2,646            2,478           3,146
    Income (loss) from:
    Continuing operations        $         0.69    $         0.12  $        0.55    $          1.04   $         0.90   $        0.27
    Discontinued operations               (0.15)           (0.07)          (0.13)              0.38             0.44            0.13
                                 ---------------------------------------------------------------------------------------------------
      Net income (loss)          $         0.55    $         0.05  $        0.42    $          1.42   $         1.34   $        0.40
                                 ===================================================================================================

  Diluted:
    Number of shares
    (in 000's)                            2,567             2,539          2,720              3,077            2,909           3,307
    Income (loss) from:
    continuing operations        $         0.62    $         0.11  $        0.49    $          0.90   $         0.77   $        0.26
    Discontinued operations               (0.13)           (0.06)          (0.12)              0.32             0.37            0.12
                                 ---------------------------------------------------------------------------------------------------
      Net income (loss)          $         0.49    $        0. 04  $        0.37    $          1.22   $         1.14   $        0.38
                                 ===================================================================================================

                                                                 (AS RESTATED)

                                       December           December       December       December        March
Balance sheet data as of:                2004 (1)          2003 (1)       2002 (1)       2001 (1)       2001 (1)
                                       -------------- --------------- -------------- -----------------------------
Working capital                         $     6,253   $      9,738    $      11,632  $    13,435   $     10,595
Total assets                                 27,796         31,769           35,023       34,791         34,672
Long-term liabilities                         6,988         13,848           17,071       14,847         13,482
Total liabilities                            15,649         20,991           24,396       23,255         26,560
Stockholders' equity                         12,147         10,778           10,627       11,235          8,112


(1) Where appropriate, amounts for these periods have been restated and reclassified as discussed in Note 1 to the financial statements

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

o Expand the significance of our Visiting Nurse, Medicare-based, home health services by selectively acquiring other quality providers and through the startup of new agencies; and

o Expand our capital base through both earnings performance and by seek-ing additional capital investments in our Company.

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

Accounting for Income Taxes
As of December 31, 2004, we have net deferred tax assets of approximately $1,126,000. The net deferred tax asset is composed of approximately $226,000 of long-term deferred tax liabilities and $1,352,000 of long-term deferred tax assets. We have provided a valuation allowance against certain net deferred tax assets based upon our estimation of realizability of those assets through future taxable income. This valuation was based in large part on our history of generating operating income or losses in individual tax locales and expectations for the future. Our ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, competitive pressures on revenues and margins and legislation and regulation at all levels of government. We have considered the above factors in reaching our conclusion that it is more likely than not that future taxable income will be sufficient to fully utilize the net deferred tax assets (net of the valuation allowance) as of December 31, 2004. However, there can be no assurances that we will meet our expectations of future taxable income.

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

Amendment of Previous Financial Reports Related to Contingent Liability Matters

Our previous Form 10-K filings for the years ended December 31, 2004 and 2003 disclosed the following three items, all of which, from an accounting perspective, are characterized as contingent liabilities in accordance with Statement of Financial Accounting Standards No. 5 "Accounting for Contingent Liabilities" (SFAS No. 5):
o in April 2003 the Chancery Court of Williamson County, Tennessee, issued a ruling in favor of Franklin Associates L.P. ("Franklin"), awarding damages against us in the amount of $984,970
o a Kentucky transportation broker which owes us approximately $535,000 for services provided by our adult day care segment (sold in September
         2005) entered into bankruptcy proceedings in the fourth quarter of 2002; and
o the expiration of applicable statutes of limitations on tax returns related to our 2000 fiscal year, in which we sold our product operations and adopted discontinued operations accounting treatment for our visiting nurse segment (later reversed), resulted in the recording in discontinued operations in our 2003 financial statements of a one-time reduction in estimated tax liabilities of approximately $854,000.

We received a letter from the U.S. Securities and Exchange Commission following the SEC staff's routine review of the Company's Form 10-K for the year ended December 31, 2004, which letter commented on, among other items, the accounting treatment of these contingent liability matters. In addition, at the same time, management entered into discussions with Ernst & Young LLP, the Company's independent auditors for the financial statements for each of the three years ended December 31, 2004, relating to the accounting treatment for these litigation matters. Management believed there was a reasonable basis for its original accounting (which was agreed to by Ernst & Young). Following detailed discussions with the auditors and the SEC staff, and with the concurrence of the auditors, we have amended the financial statements for the following non-cash items in order to account for these items as set forth below. Note that the lawsuit in question is still being aggressively appealed and the receivable in question is still being pursued for collection:
o With respect to the Franklin litigation, provision of approximately $1,154,000 (for which there is no related income tax benefit) has been made as of April 2003 ($984,000 for award of damages) and as of September 2003 ($170,000 for estimated post-judgment interest). As previously disclosed we did not record a loss in the period in which we suffered the trial court loss on the grounds, among others, that our litigation counsel advised us that our prospects on appeal were strong. Our accounting for this case now follows the principle that any loss at a trial court level creates a de-facto satisfaction of the "probable of loss" criteria of SFAS No. 5.
o With respect to the Kentucky transportation receivable, provision of approximately $535,000 has been made as of November 2002 of an additional allowance for uncollectible accounts for the Kentucky transportation receivable, and the provision of approximately $106,000 previously recorded in 2004 has been reversed. Thus the net effect of this matter is $266,000 after related income tax benefit. As previously disclosed, we did not record a loss in the period in which the broker filed for bankruptcy on the basis of management's view that, considering all facts and circumstances of the receivable, including other avenues for recovery, it was not "probable" that we had incurred a loss. Our accounting for this matter now follows the principle that bankruptcy of a contractual obligor creates a de-facto satisfaction of the "probable of loss" criteria of SFAS No. 5 without regard to other avenues of collection of the receivable.
o The one-time reduction in estimated tax liabilities has been removed from fiscal 2003 and treated as a reduction in estimated tax liabilities that should have been recorded instead in fiscal 2000.
         In effect we determined that it should have reversed an excessive reserve for tab liabilities in 2000, rather than in 2003. The excessive reserve for tax liabilities arose principally from differences in the estimated income tax provision recorded in fiscal 2000 and prior and the actual tax liabilities resulting from the ultimate filing and settlement of the tax returns for those periods. The restatement has the effect of increasing beginning retained earnings at January 1, 2002, in the amended December 31, 2004 Form 10-K/A. In making this restatement, we have concluded that our general concern about the adequacy of our reserve for tax liabilities in 2000 (resulting from complex tax issues arising from the dispositions in 2000) was inadequately specific and measurable to justify the maintenance of the reserve.
All related disclosures have been revised to give effect to the new accounting treatment for these matters. These changes have no effect on previously reported cash flows. In the event we are able to collect a portion of the Kentucky receivable we would record a gain in the period in which payment is received. In the event we prevail on appeal in the Franklin litigation (and no further appeal is available), we would record a gain in the period in which we prevail.
For a more detailed discussion of these contingencies, refer to the notes to the financial statements herein.

The following table summarizes changes in reported net income and earnings per share for each of the three years in the period ended December 31, 2004 as a result of these changes:


(In thousands except for per share amounts)
                                                                2004                 2003                2002
                                                          -----------------     ---------------    ------------------

Summary of changes:
  Franklin litigation                                     $            -       $     (1,154)       $            -
  Kentucky transportation litigation                                 106                 (1)                 (534)
  Related income tax effect                                          (40)                 -                   203
  Reduction in income tax liabilities                                  -               (854)                    -
                                                           -----------------     ---------------    ------------------
       Total                                              $           66        $    (2,009)       $         (331)
  Net income as previously reported                                1,191              2,120                 1,345
                                                          -----------------     ---------------    ------------------
   Net income as restated                                 $        1,257        $       111        $        1,014
                                                          =================     ===============    ==================

Change in Earnings Per Share:
  Basic                                                   $         0.03        $     (0.88)       $        (0.14)
  Diluted                                                 $         0.03        $     (0.79)       $        (0.12)

Retained earnings as previously reported                  $       13,567        $    12,264        $       10,104
  Cumulative effect of restatement                                (1,420)            (1,486)                  523
                                                           -----------------     ---------------    ------------------
Retained earnings as restated                             $       12,147        $    10,778        $       10,627
                                                           =================     ===============    ==================

Change in previously reported cash flows                  $            -        $          -       $             -


Our loan agreement provides that the provision of a loss for the above litigation cases will be excluded from financial results for purposes of calculating borrowing availability or financial covenant compliance.

RESULTS OF OPERATIONS

Continuing Operations
Year Ended December 31, 2004 Compared with Year Ended December 31, 2003
                                  (AS RESTATED)


Year Ended
    Consolidated                               December 2004                   December 2003                  Change
                                                  Amount        % Rev            Amount           % Rev        Amount      %

Net Revenues:
 Home Health Care:

  Visiting nurses                          $    32,227,614       37.1%      $ 29,375,519     35.3%      $    2,852,095     9.7%
  Personal care                                 33,542,824       38.6%        32,266,963      8.8%           1,275,859     4.0%
                                         --------------------            -------------------             --------------
                                                65,770,438       75.7%        61,642,48      74.0%           4,127,954     6.7%
 Adult day care                                 21,056,742       24.3%       21,617,259      26.0%            (560,517)   -2.6%
                                         --------------------            -------------------             --------------
                                          $     86,827,180      100.0%        $83,259,743   100.0%          $3,567,437     4.3%
                                         ====================            ===================             ==============
Operating income:
 Home Health Care
   Visiting nurses                        $       4,671,221       14.5%     $   4,281,189    14.6%      $      390,032     9.1%
   Personal care                                  3,036,043        9.1%         3,786,610    11.7%            (750,567)  -19.8%
                                         --------------------            -------------------             --------------
                                                 7,707,264       11.7%          8,067,799    13.1%            (360,535)   -4.5%
 Adult day care                                  1,193,575        5.7%          1,067,178     4.9%             126,397    11.8%
                                         --------------------            -------------------             --------------
                                                 8,900,839       10.3%          9,134,977    11.0%            (234,138)   -2.6%
Unallocated corporate expense                    5,788,721        6.7%          6,194,977     7.4%            (406,256)   -6.6%
                                         --------------------            -------------------             --------------
                                                 3,112,118      3.6%            2,940,000     3.5%             172,118     5.9%
Facility losses                                     43,363        NM              104,489     NM               (61,126)     NM
Interest expense                                   447,038      0.5%              658,867     0.8%            (211,829)  -32.2%
Loss on litigation                                       -        -%            1,154,241     NM            (1,154,241)     NM
Income taxes                                     1,026,101      1.2%              752,540     0.9%             273,561    36.4%
                                         --------------------            -------------------             --------------
Income from continuing operations         $      1,595,616        1.8%      $     269,863     0.3%      $    1,325,753      NM
                                         ====================            ===================             =============


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

The loss on litigation in 2003 resulted from the loss at the trial court level of the Franklin litigation discussed above and in the notes to the financial statements.

In the quarter ended September 30, 2004 four hurricanes hit the State of Florida. These hurricanes had the effect of reducing 2004 VN operating income by approximately $180,000, and net income by approximately $108,000. The effective income tax rate (excluding the non-deductible litigation loss) was approximately 39.2% of income before income taxes for 2004 compared to 34.6% in 2003.

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

                                                                           Year Ended
                                             December 2004                December 2003                  Change
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

                                                                          Year Ended
                                       ---------------------------- ----------------------------- -------------------------
                                              December 2004                December 2003                   Change
                                       ---------------- ----------- ------------------- --------- --------------- ---------
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

Adult Day Care (ADC) Segment-Year Ended December 31, 2004 and 2003 (Continuing Operations) (AS RESTATED)
Approximately 85% of the ADC segment revenues are generated from Medicaid and other government programs while the balance is generated from insurance programs and private pay patients. The operating results set forth in the following table include continuing operations only.

                                                         Year Ended
                                   ----------------------------- ---------------------------- -------------------------
                                          December 2004                 December 2003                  Change
                                   ----------------------------- ---------------------------- -------------------------
                                        Amount        % Rev           Amount         % Rev        Amount          %
                                   ----------------- ----------- ------------------ --------- ---------------- --------

Net revenues                       $    21,056,742        100.0% $     21,617,259     100.0%  $    (560,517)     -2.6%
Cost of services                        17,573,386         83.5%       17,451,470      80.7%        121,916       0.7%
General and administrative                 821,437          3.9%        1,730,458       8.0%       (909,021)    -52.5%
Depreciation and
  Amortization                           1,091,003          5.2%          946,737       4.4%        144,266      15.2%
Uncollectible accounts                     377,341          1.8%          421,416       1.9%        (44,075)    -10.5%
                                   -----------------             ------------------           ----------------
Operating income                   $     1,193,575          5.7% $      1,067,178         4.9%  $   126,397      11.8%
                                   =================             ==================           ================

Admissions                                     973                            846                       127      15.0%
Patients served                             19,507                         19,461                        46       0.2%
Patient days of care                       300,129                        303,008                    (2,879)     -1.0%

Revenue per patient day            $         70.16               $          71.34               $     (1.18)     -1.7%

ADC in-center averages:
  Average weekday attendance                 1,027                          1,033                        (6)     -0.6%
  Center capacity                            1,404                          1,390                        14       1.0%
  Center occupancy rate                      73.2%                          74.3%                     -1.1%      -1.5%

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

Year Ended December 31, 2003 Compared with Year Ended December 31, 2002 (AS RESTATED)

 Year Ended
       Consolidated                      December 2003                                                   Change
                                            Amount         % Rev            Amount           % Rev        Amount           %

Net Revenues:
 Home Health Care:
  Visiting nurses                        $29,375,519        35.3%       $ 28,799,296        35.6%  $      576,223          2.0%
  Personal care                           32,266,965        38.8%         29,928,685        37.0%       2,338,280          7.8%
                                    -------------------            -------------------             -----------------
                                          61,642,484         74.0%        58,727,981        72.5%       2,914,503          5.0%
Adult day care                            21,617,259         26.0%        22,224,469        27.5%        (607,210)        -2.7%
                                    -------------------            -------------------             -----------------
                                         $83,259,743        100.0%      $ 80,952,450       100.0%  $    2,307,293          2.9%
                                    ===================            ===================             =================
Operating income:
 Home Health Care
  Visiting nurses                        $ 4,281,189         14.6%      $  4,996,141        17.3%  $     (714,952)        -14.3%
  Personal care                            3,786,610         11.7%         3,596,130        12.0%         190,480           5.3%
                                    -------------------            -------------------             -----------------
                                           8,067,799         13.1%         8,592,272        14.6%       (524,473)          -6.1%
Adult day care                             1,067,178          4.9%         1,199,608         5.4%       (132,430)         -11.0%
                                    -------------------            -------------------             -----------------
                                           9,134,977         11.0%         9,791,879        12.1%       (656,902)          -6.7%
Unallocated corporate expense              6,194,977          7.4%         6,876,276         8.5%       (681,299)          -9.9%
                                    -------------------            -------------------             -----------------
                                           2,940,000          3.5%         2,915,603         3.6%         24,397            0.8%
Facility losses                              104,489         -0.1%                 -         0.0%                            NM
Interest expense                             658,867          0.8%           788,915         1.0%        (130,048)         -16.5%
Loss on litigation                         1,154,241          NM                  -            -%       1,154,241            NM
Income taxes                                 752,540          0.9%           791,805         1.0%         (39,265)          -5.0%
                                    -------------------            -------------------             -----------------
Income from continuing operations        $   269,863          0.3%      $  1,334,883         1.6%  $ (1,065,020)             NM
                                    ===================            ===================             =================


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

The facility losses incurred in 2003 resulted from the sale of our building in Ft. Myers, FL for a net loss of $13,362 and a leasehold improvement loss of $91,127 related to the relocation of our Owensboro ADC center. The loss on litigation resulted from the loss at the trial court level of the Franklin litigation discussed above and in the notes to the financial statements.

Our effective income tax rate for continuing operations (excluding the non-deductible litigation loss) was approximately 34.6% of income before income taxes for 2003 as compared to an effective income tax rate of approximately 37.4% for 2002. The lower tax rate in 2003 is primarily a result of changes in the distribution of taxable income and losses in the various state and local jurisdictions in which we operate.

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

Adult Day Care Segment - Year Ended December 31, 2003 and 2002 (AS RESTATED)

                                                                      Year Ended
                                     ---------------------------- ---------------------------- -------------------------
                                            December 2003                December 2002                  Change
                                     ---------------- ----------- ------------------- -------- ---------------- --------
                                         Amount        % Rev            Amount         % Rev       Amount          %
                                     ---------------- ----------- ------------------- -------- ---------------- --------

Net revenues                         $    21,617,259      100.0%  $     22,224,469     100.0%  $    (607,210)     -2.7%
Cost of services                          17,451,470       80.7%        17,354,243      78.1%         97,227       0.6%
General and administrative                 1,730,458        8.0%         1,970,334       8.9%       (239,876)    -12.2%
Depreciation and
 Amortization                                946,737        4.4%           758,241       3.4%        188,497      24.9%
Uncollectible accounts                       421,416        1.9%           942,043       4.2%       (520,627)    -55.3%
                                     ----------------             -------------------          ----------------
Operating income                     $     1,067,178        4.9%  $      1,199,608       5.4%  $    (132,430)    -11.0%
                                     ================             ===================          ================

Admissions                                       846                         1,099                      (253)    -23.0%
Patients served                               19,461                        19,708                      (247)     -1.3%
Patient days of care                         303,008                       311,199                    (8,191)     -2.6%

Revenue per patient day               $        71.34               $         71.42             $       (0.08)     -0.1%

ADC in-center averages:
 Average weekday attendance                    1,033                         1,038                        (5)     -0.5%
 Center capacity                               1,390                         1,377                        13       0.9%
 Center occupancy rate                          74.3%                         75.4%                     -1.1%     -1.5%

Our Adult Day Care revenues decreased 2.7% to $21.6 million in 2003 from $22.2 million in 2002 primarily due to lower sales volumes in Kentucky adult day center operations primarily due to Kentucky Medicaid program cut-backs. Average revenue per day of care declined slightly due primarily to mix changes. Occupancy in the adult day care centers was 74.3% of capacity in 2003 as compared to 75.4% in 2002. Depreciation and amortization increased due to the addition of new guest transportation vans and investments in information technology. The provision for uncollectible accounts was unusually high in 2002 due to the provision of the $535,000 related to the Kentucky transportation litigation discussed above and in the notes to the financial statements.

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

Cash Flows
Key elements to the Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002 were as follows:

                                                                       (AS RESTATED)

                                                         Year Ended              Year Ended             Year Ended
                                                        December 31,            December 31,            December 31,
Net Change in Cash and Cash Equivalents                     2004                    2003                   2002
                                                     --------------------    -------------------    --------------------


Provided by (used in):
    Operating activities                             $       6,909,873       $       5,931,906      $       5,161,107
    Investing activities                                       374,205              (2,132,358)            (5,472,605)
    Financing activities                                    (7,329,838)             (3,792,403)              (355,514)
    Discontinued operations activities                        (426,952)                (81,536)              (287,595)
                                                     --------------------    -------------------    --------------------
Net decrease in cash and cash
    Equivalents                                      $        (472,712)      $         (74,391)     $        (954,607)
                                                     ====================    ===================    ====================

Year Ended December 31, 2004
Net cash provided by operating activities resulted principally from our current period income, net of changes in accounts receivable, accounts payable and accrued expenses. Most of the decrease in accounts receivable resulted from cost report settlements. Days sales outstanding were approximately 52 and 62 at December 31, 2004 and 2003, respectively. The increase in accounts payable and accrued liabilities resulted primarily from the timing of payments. Net cash used in investing activities resulted principally from cash received from sale of assets partially offset by capital expenditures. Net cash used in financing activities resulted primarily from repayments on our credit facility and payment of capital lease and debt obligations.

Year Ended December 31, 2003
Net cash provided by operating activities resulted principally from our current period income, net of changes in accounts receivable, accounts payable and accrued expenses. Substantially all the decrease in accounts receivable resulted from Medicare cost report settlements. Days sales outstanding were approximately 62 and 71 at December 31, 2003 and 2002, respectively. The decrease in accounts payable and accrued liabilities resulted primarily from a lower liability under our self-insured employee health program. This lower liability resulted from a) an intentional acceleration of the claims payment process and b) lower employee participation due to an increase in required employee contributions. The decrease in other assets and liabilities is principally the result of the discontinuation and payout of the deferred compensation plan. Net cash used in investing activities resulted principally from improvements in our information systems and a cash bond of $1.1 million posted in a litigation appeal, partially offset by cash received from sale of assets. Net cash used in financing activities resulted primarily from repayments on our credit facility and payment of capital lease and debt obligations.

Year Ended December 31, 2002
Net cash provided by operating activities resulted principally from our current period income, net of changes in accounts receivable, accounts payable and accrued expenses. Substantially all the increase in accounts receivable resulted from revenue growth. Days sales outstanding were approximately 71 and 82 at December 31, 2002 and 2001, respectively. The decrease in accounts payable and accrued liabilities resulted primarily from a lower liability under our self-insured employee health program. This lower liability resulted from a) an intentional acceleration of the claims payment process and b) lower employee participation due to an increase in required employee contributions. Net cash used in investing activities resulted principally from amounts invested in the acquisition of Medlink Ohio, improvements in information systems and adult day care expansion activities. Net cash used by financing activities resulted primarily from borrowings on our credit facility offset by payment of capital lease and debt obligations and repurchases of our common stock, net of proceeds from stock option exercises.

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

Other Litigation.

Franklin Litigation
On January 26, 1994 Franklin Capital Associates L.P. (Franklin), Aetna Life and Casualty Company and Aetna Casualty and Surety Company shareholders, who at one time held approximately 320,000 shares of our common stock (approximately 13% of shares outstanding), filed suit in Chancery Court of Williamson County, Tennessee claiming unspecified damages not to exceed three million dollars in connection with registration rights they received in our acquisition of certain home health operations in February 1991. The 1994 suit alleged that we failed to use its best efforts to register the shares held by the plaintiffs as required by the merger agreement. We settled with both Aetna parties shortly before the case went to trial in February 2000. In mid-trial Franklin voluntarily withdrew its complaint reserving its legal rights to bring a new suit as allowed under Tennessee law. In April 2000, Franklin re-filed its lawsuit. The second trial took place in February 2003. In April 2003 the court issued a ruling in favor of the plaintiffs awarding damages of $984,970. We believe the Court erred both in its finding of liability and in its determination of the amount of damages. We are seeking appellate review of the lower court decision. As a part of the appeal, we were required to post cash of $1,154,241 (which consists of $984,970 in damages and $169,271 of estimated post-judgment interest) in an escrow account with the Tennessee Courts in lieu of a supersedeas appeal bond until the appeal court issues a decision.

As described in "Amendment of Previous Financial Reports Related to Contingent Liability Matters" above, we have recorded a litigation loss provision of $1,154,241 on a restated basis in the year ended December 31, 2003. The cash will remain in escrow until the matter reaches its ultimate resolution.

Despite the recording of a litigation loss provision, based on the advice of legal counsel, we believe we have strong grounds for appealing the trial court's decision and we intend to vigorously pursue the appeal. We can give no assurance that we will be successful in our appeal. The appeals court heard oral arguments in the case in February 2005 but has given no indication of when it will issue a ruling. Both the amount of the judgment and the estimated post-judgment interest are subject to change depending upon the outcome of the appeal process. In the event we prevail on appeal in the Franklin litigation (and no further appeal is available), we would record a gain in the period in which we prevail.

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

As of December 31, 2004 and December 31, 2003, the Broker owed us approximately $535,000.

As described in "Amendment of Previous Financial Reports Related to Contingent Liability Matters" above, we have recorded a provision for uncollectible accounts of $535,000 on a restated basis in the year ended December 31, 2002. In the event we are able to collect a portion of the Kentucky receivable we would record a gain in the period in which payment is received.

Our loan agreement executed with our lender in March 2004 provides that the provision for loss of either or both of the above litigation cases will be excluded from financial results for purposes of calculating borrowing availability or financial covenant compliance.

Medicaid Dependence
We have a significant dependence on state Medicaid reimbursement programs. For the year ended December 31, 2004, approximately 12.8%, 12.3%, 12.2%, 2.8%, 2.0%
4.8%, 0.8% and 0.1% of our revenues were generated from Medicaid reimbursement programs in the states of Ohio, Maryland, Kentucky, Florida, Massachusetts, Connecticut, Indiana and Alabama, respectively.

Approximately 48% of our 2004 revenues were derived from state Medicaid and other government programs, most of which are currently facing significant budget issues. The Medicaid programs in each of the states in which we operate are taking actions or evaluating taking actions to control the rate of growth of Medicaid expenditures. Among these actions are the following:
         o Redefining eligibility standards for Medicaid coverage
         o Redefining coverage criteria for home and community based care services
         o Slowing payments to providers by increasing the minimum time in which payments are made
         o Limiting reimbursement rate increases
         o Changing regulations under which providers must operate
The actions being taken and/or being considered are because the number of Medicaid beneficiaries and their related expenditures are growing at a faster rate than the government's revenue. Medicaid is consuming a greater percentage of the budget. This issue is exacerbated when revenues slow in a slowing economy. We believe that these financial issues are cyclical in nature rather than indicative of the long-term prospect for Medicaid funding of health care services. Additionally, we believe our services offer the lowest cost alternative to institutional care and are a part of the solution to the states' Medicaid financing problems. It is possible, however, that the actions taken by the state Medicaid programs in the future could have a significant unfavorable impact on our results of operations, financial condition and liquidity.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                            (AS RESTATED SEE NOTE 1)



                                                                 Year Ended         Year Ended          Year Ended
                                                                December 31         December 31,         December 31,
                                                                   2004 (1)           2003 (1)          2002 (1)
                                                              --------------------------------------------------------

Net revenues                                                  $  86,827,180     $     83,259,743    $   80,952,450
Cost of services                                                 73,097,205           68,857,816        65,470,647
General and administrative expenses                               6,454,289            7,487,829         7,604,921
Cost of restatement                                                       -                    -           815,794
Depreciation and amortization expense                             2,459,463            2,411,886         2,004,227
Provision for uncollectible accounts                              1,704,105            1,562,212         2,141,258
                                                              ----------------  ------------------- -----------------
Income from continuing operations before other
  income (expense) and income taxes                               3,112,118            2,940,000         2,915,603
Other income (expense):
   Interest expense                                                (447,038)            (658,867)         (788,915)
   Litigation loss                                                        -           (1,154,241)                -
   Facility losses                                                  (43,363)            (104,489)                -
                                                              ----------------  ------------------- -----------------
Income from continuing operations before income taxes             2,621,717            1,022,403         2,126,688
Provision for income taxes                                        1,026,101              752,540           791,805
                                                              ----------------  ------------------- -----------------
Income from continuing operations                                 1,595,616              269,863         1,334,883

   Income (loss) from discontinued operations, net of tax          (338,641)           (158,673)         (321,050)
                                                              ----------------  ------------------- -----------------
   Net income                                                 $   1,256,975     $        111,190    $    1,013,833
                                                              ================  =================== =================

Per share amounts-Basic:
   Average shares outstanding                                     2,303,267            2,294,771         2,416,224
Income from continuing operations                             $        0.69     $           0.12    $         0.55
Income (loss) from discontinued operations                            (0.15)              (0.07)            (0.13)
                                                              ----------------  ------------------- -----------------
   Net income                                                 $        0.55     $           0.05    $         0.42
                                                              ================  =================== =================

Per share amounts-Diluted:
  Average shares outstanding                                      2,567,468            2,538,871         2,719,809
Income from continuing operations                             $        0.62     $           0.11    $         0.49
Income (loss) from discontinued operations                            (0.13)               (0.06)           (0.12)
                                                              ----------------  ------------------- -----------------
   Net income                                                 $        0.49     $           0.04    $         0.37
                                                              ================  =================== =================


(1) Where appropriate, amounts for these periods have been restated as discussed in Note 1 to the financial statements.


       The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (AS RESTATED SEE NOTE 1)



                                  ASSETS                                  December 31,           December 31,
                                  ------                                    2004 (1)               2003 (1)
                                                                        ------------------------------------------
  CURRENT ASSETS:
     Cash and cash equivalents                                          $        423,031       $        895,743
     Accounts receivable - net                                                12,362,682             14,147,338
     Prepaid expenses and other current assets                                   654,650                736,255
     Deferred tax assets                                                       1,352,000              1,066,911
     Net assets of discontinued operations                                       122,503                 34,193
                                                                        -------------------    -------------------
       TOTAL CURRENT ASSETS                                                   14,914,866             16,880,440

   CASH HELD IN ESCROW                                                         1,154,241              1,154,241

   PROPERTY AND EQUIPMENT - NET                                                5,106,628              7,223,989

   GOODWILL                                                                    6,449,310              6,335,783

   OTHER ASSETS                                                                  171,045                174,739
                                                                        -------------------    -------------------
                                                                        $     27,796,090       $     31,769,192
                                                                        ===================    ===================


                   LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES:
     Accounts payable                                                    $     3,260,747       $     2,292,995
     Accrued liabilities                                                       4,823,157             4,624,012
     Current portion - capital leases and notes payable                          577,785               225,578
                                                                         ------------------    ------------------
                                                                               8,661,689             7,142,585
                                                                         ------------------    ------------------

   LONG-TERM LIABILITIES:
     Revolving credit facility                                                 3,769,575            10,891,423
     Capital leases                                                            1,312,750             1,085,178
     Notes payable                                                                     -               300,000
     Deferred tax liabilities                                                    225,690                61,328
     Other liabilities                                                         1,679,676             1,510,273
                                                                         ------------------    ------------------
       TOTAL LONG-TERM LIABILITIES                                             6,987,691            13,848,202
                                                                         ------------------    ------------------
          TOTAL LIABILITIES                                                   15,649,380            20,990,787
                                                                         ------------------    ------------------

   COMMITMENTS AND CONTINGENCIES

   STOCKHOLDERS' EQUITY:
     Common stock, par value $0.10; authorized 10,000,000 shares;
      3,414,874 and 3,394,874 issued, respectively                               341,490               339,490
     Treasury stock, at cost, 1,096,783 shares                                (7,772,048)           (7,772,048)
     Additional paid-in capital                                               26,548,634            26,439,304
     Accumulated deficit                                                      (6,971,366)           (8,228,341)
                                                                         ------------------    ------------------
       TOTAL STOCKHOLDERS' EQUITY                                             12,146,710            10,778,405
                                                                         ------------------    ------------------
                                                                         $    27,796,090       $    31,769,192
                                                                         ==================    ==================


(1) Where appropriate, amounts for these periods have been restated as discussed in Note 1 to the financial statements.


       The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (AS RESTATED SEE NOTE 1)


                                                                                            Additional                      Total
                                         Common Stock                Treasury Stock          Paid-in      Accumulated  Stockholders'
                                   --------------------------  ---------------------------
                                      Shares        Amount      Shares        Amount         Capital        Deficit       Equity
                                   ------------- ------------- ----------  -------------- ------------- -------------  -------------

Balance, December 31, 2001 (1)  3,317,874   $  331,790       837,312  $ (5,783,597)   $ 26,040,728   $  (9,353,364)    $ 11,235,557

Options Exercised                  51,800        5,180                                     136,927                          142,107
Repurchased Shares                                           250,071    (1,922,555)                                      (1,922,555)
Tax benefit from exercise of
  non-qualified stock options                                                              158,208                          158,208
Net Income                                                                                               1,013,833         1,013,833

                               ------------ ------------- ----------  -------------- --------------- ----------------  -------------
Balance, December 31, 2002 (1)  3,369,674   $  336,970     1,087,383  $ (7,706,152)   $ 26,335,863    $ (8,339,531)    $ 10,627,150

Options Exercised                  25,200        2,520                                      73,630                           76,150
Repurchased Shares                                             9,400       (65,896)                                         (65,896)
Tax benefit from exercise of                                                                                                 29,811
  non-qualified stock options                                                               29,811
Net Income                                                                                                 111,190          111,190

                               ------------ ------------- ----------  -------------- --------------- ----------------  -------------
Balance, December 31, 2003 (1)  3,394,874   $  339,490     1,096,783  $ (7,772,048)  $  26,439,304   $  (8,228,341)    $ 10,778,405

Options Exercised                  20,000        2,000                                      66,750                           68,750
Tax benefit from exercise of
  non-qualified stock options                                                               42,580                           42,580
Net Income                                                                                               1,256,975        1,256,975

                               ------------ ------------- ----------  -------------- --------------- ----------------  -------------
Balance, December 31, 2004 (1)  3,414,874   $  341,490     1,096,783  $ (7,772,048)  $  26,548,634   $  (6,971,366)    $ 12,146,710
                               ============ ============= ==========  ============== =============== ================  =============




(1) Where appropriate, amounts for these periods have been restated as discussed in Note 1 to the financial statements.


       The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (AS RESTATED SEE NOTE 1)

                                                                    Year Ended          Year Ended       Year Ended
                                                                   December 31,        December 31,     December 31,
                                                                     2004 (1)            2003 (1)         2002 (1)
                                                                  ----------------   ----------------- ----------------
Cash flows from operating activities:
Net income                                                        $ 1,256,975        $     111,190     $  1,013,833
  Less income (loss) from discontinued operations                    (338,641)           (158,673)         (321,050)
                                                                  ----------------   ----------------- ----------------
Income from continuing operations                                   1,595,616              269,863         1,334,883
Adjustments to reconcile income from continuing operations to net cash provided by /(used in) operating activities:
  Depreciation and amortization                                     2,459,463            2,411,886         2,004,227
  Provision for uncollectible accounts                              1,704,105            1,562,212         2,141,258
  Litigation loss accrued                                                   -            1,154,241                 -
  Loss on sale of assets                                               43,363              104,489                 -
   Deferred income taxes                                             (120,727)             806,559            95,803
                                                                  ----------------   ----------------- ----------------
                                                                    5,681,820            6,309,250         5,576,171
   Change in certain net assets, net of the effects of acquisitions:
  (Increase) decrease in:
   Accounts receivable                                                 80,551               84,359          (462,839)
      Prepaid expenses and other current assets                        81,607             (270,883)          317,299
      Other assets                                                      3,694              799,127           214,725
   Increase (decrease) in:
      Accounts payable and accrued expenses                         1,029,056             (199,957)         (560,135)
      Other liabilities                                                33,145             (789,990)           75,886
                                                                  ----------------   ----------------- ----------------
      Net cash provided by/ (used in) operating activities          6,909,873            5,931,906         5,161,107
                                                                  ----------------   ----------------- ----------------
Cash flows from investing activities:
   Cash held in escrow                                                      -           (1,154,241)               -
   Capital expenditures                                              (560,017)          (1,664,109)      (2,523,028)
   Cash received from sale of assets                                1,047,749              685,992                -
   Acquisitions, net of cash acquired                                (113,527)                   -       (2,949,577)
                                                                  ----------------   ----------------- ----------------
      Net cash provided by/ (used in) investing activities             374,205           (2,132,358)      (5,472,605)
                                                                  ----------------   ----------------- ----------------
Cash flows from financing activities:
   Net revolving credit facility borrowings (repayments)           (7,121,848)          (3,590,814)       1,895,705
   Repurchase of common shares                                              -              (65,896)
                                                                                                         (1,922,555)
   Proceeds from stock option exercises                                68,750               76,150          142,107
   Principal payments on capital leases and notes payable            (276,740)            (211,843)        (470,771)
                                                                  ----------------   ----------------- ----------------
      Net cash used in financing activities                        (7,329,838)          (3,792,403)       (355,514)
                                                                  ----------------   ----------------- ----------------
      Net cash provided by (used in) continuing operations           (45,760)                7,145        (667,012)
                                                                  ----------------   ----------------- ----------------
Cash Flows from Discontinued Operations:
      Operating activities                                          (518,239)             (177,450)        (190,033)
      Investing activities                                            91,287               157,509         (157,981)
      Financing activities                                                 -               (63,294)         60,419
      Net cash used in discontinued operations                       (426,952)             (81,536)        (287,595)
                                                                  ----------------   ----------------- ----------------
      Net decrease in cash and cash equivalents                      (472,712)             (74,391)        (954,607)
Cash and cash equivalents at beginning of period                      895,743              970,134         1,924,741
                                                                  ----------------   ----------------- ----------------
Cash and cash equivalents at end of period                        $   423,031        $     895,743     $    970,134
                                                                  ================   ================= ================

Supplemental disclosures of cash flow information:
  Cash payment of interest, net of amounts capitalized            $   517,000        $     703,000     $    822,000
  Cash payment of taxes                                           $   993,000        $      42,000     $    465,000
Summary of non-cash investing activities:
  Capital expenditures financed under capital leases              $   556,520        $     392,012     $    373,833
  Acquisition note payable                                        $         -        $           -     $    300,000

(1) Where appropriate, amounts for these periods have been restated as discussed in Note 1 to the financial statements.

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

AMENDMENT OF PREVIOUS FINANCIAL REPORTS RELATED TO CONTINGENT LIABILITY MATTERS

The Company's previous Form 10-K filings for the years ended December 31, 2004 and 2003 disclosed the following three items, all of which, from an accounting perspective, are characterized as contingent liabilities in accordance with Statement of Financial Accounting Standards No. 5 "Accounting for Contingent Liabilities" (SFAS No. 5):
o in April 2003 the Chancery Court of Williamson County, Tennessee, issued a ruling in favor of Franklin Associates L.P. ("Franklin"), awarding damages against the Company in the amount of $984,970
o a Kentucky transportation broker which owes the Company approximately $535,000 for services provided by the Company's adult day care segment (sold in September 2005) entered into bankruptcy proceedings in the fourth quarter of 2002; and
o the expiration of applicable statutes of limitations on tax returns related to the Company's 2000 fiscal year, in which it sold its product operations and adopted discontinued operations accounting treatment for its visiting nurse segment (later reversed), resulted in the recording in discontinued operations in the Company's 2003 financial statements of a one-time reduction in estimated tax liabilities of approximately $854,000.

The Company received a letter from the U.S. Securities and Exchange Commission following the SEC staff's routine review of the Company's form 10-K for the year ended December 31, 2004, which letter commented on, among other items, the accounting treatment of these contingent liability matters. In addition, at the same time, management entered into discussions with Ernst & Young LLP, the Company's independent auditors for the financial statements for each of the three years ended December 31, 2004, relating to the accounting treatment for these litigation matters. Management believed there was a reasonable basis for its original accounting (which was agreed to by Ernst & Young). Following detailed discussions with the auditors and the SEC staff, and with the concurrence of the auditors, the Company has amended the financial statements for the following non-cash items in order to account for these items as set forth below. Note that the lawsuit in question is still being aggressively appealed and the receivable in question is still being pursued for collection:
o With respect to the Franklin litigation, provision of approximately $1,154,000 (for which there is no related income tax benefit) has been made as of April 2003 ($984,000 for award of damages) and as of September 2003 ($170,000 for estimated post-judgment interest). As previously disclosed, the Company did not record a loss in the period in which it suffered the trial court loss on the grounds, among others, that the Company's litigation counsel advised the Company that its prospects on appeal were strong. The Company's accounting for this case now follows the principle that any loss at a trial court level creates a de-facto satisfaction of the "probable of loss" criteria of SFAS No. 5.
o With respect to the Kentucky transportation receivable, provision of approximately $535,000 has been made as of November 2002 of an additional allowance for uncollectible accounts for the Kentucky transportation receivable, and the provision of approximately $106,000 previously recorded in 2004 has been reversed. Thus the net income effect of this matter is $266,000 after related income tax benefit.
         As previously disclosed, the Company did not record a loss in the period in which the broker filed for bankruptcy on the basis of management's view that, considering all facts and circumstances of the receivable, including other avenues for recovery, it was not "probable" that the Company had incurred a loss. The Company's accounting for this matter now follows the principle that bankruptcy of a contractual obligor creates a de-facto satisfaction of the "probable of loss" criteria of SFAS No. 5 without regard to other avenues of collection of the receivable.
o The one-time reduction in estimated tax liabilities has been removed from fiscal 2003 and treated as a reduction in estimated tax liabilities that should have been recorded instead in fiscal 2000.
         In effect the Company has determined that it should have reversed an excessive reserve for tax liabilities in 2000, rather than 2003.
         The excessive reserve for tax liabilities arose principally from differences in the estimated income tax provision recorded in fiscal 2000 and prior and the actual tax liabilities resulting from the ultimate filing and settlement of the tax returns for those periods. The restatement has the effect of increasing beginning retained earnings at January 1, 2002, in the amended December 31, 2004 Form 10-K/A. In making this restatement, the Company concluded that its general concern about the adequacy of its reserve for tax liabilities in 2000 (resulting from complex tax issues arising from the disposition in 2000) was inadequately specific and measurable to justify the maintenance of the reserve.

All related disclosures have been revised to give effect to the new accounting treatment for these matters. These changes have no effect on previously reported cash flows. In the event the Company is able to collect a portion of the Kentucky receivable it would record a gain in the period in which payment is received. In the event the Company prevails on appeal in the Franklin litigation (and no further appeal is available), the Company would record a gain in the period in which the Company prevails. For a more detailed discussion of these contingencies, refer to Note 9 Commitments and Contingencies.

The following table summarizes changes in reported net income and earnings per share for each of the three years in the period ended December 31, 2004 as a result of these changes:

(In thousands except for per share amounts)
                                                                2004                 2003                2002
                                                           -----------------     ---------------    ------------------

Summary of changes:
  Franklin litigation                                     $             -       $     (1,154)       $            -
  Kentucky transportation litigation                                  106                 (1)                 (534)
  Related income tax effect                                           (40)                 -                   203
  Reduction in income tax liabilities                                   -               (854)                    -
                                                          -----------------     ---------------    ------------------
       Total                                              $            66       $     (2,009)       $         (331)
  Net income as previously reported                                 1,191              2,120                 1,345

                                                          -----------------     ---------------    ------------------
  Net income as restated                                  $         1,257       $        111        $        1,014
                                                            =================     ===============    ==================

Change in Earnings Per Share:
  Basic                                                   $          0.03       $      (0.88)       $        (0.14)
  Diluted                                                 $          0.03       $      (0.79)       $        (0.12)

Retained earnings as previously reported                  $        13,567       $     12,264        $       10,104
  Cumulative effect of restatement                                 (1,420)            (1,486)                  523
                                                          -----------------     ---------------    ------------------
Retained earnings as restated                             $        12,147       $     10,778        $       10,627
                                                          =================     ===============    ==================

Change in previously reported cash flows                  $             -       $          -       $             -


The Company's loan agreement provides that the provision of a loss for the above litigation cases will be excluded from financial results for purposes of calculating borrowing availability or financial covenant compliance.

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

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" (SFAS 141) and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). These statements established new accounting and reporting standards for business combinations and associated goodwill and intangible assets. SFAS 141 eliminated the pooling of interest method of accounting and amortization of goodwill for business combinations initiated after June 30, 2001. SFAS 142, adopted by the Company January 1, 2002, requires that goodwill and intangible assets with indefinite useful lives can no longer be amortized, but instead must be tested for impairment at least annually. The Company completed the required initial test for impairment upon adoption in 2002 and concluded that no impairment exists. In addition, the Company has completed the required annual tests for impairment in 2004 and 2003 and concluded that no impairment exists

There was an addition to the Company's goodwill of $113,527 for the fiscal year ended December 31, 2004 for the one acquisition. Accumulated goodwill amortization at December 31, 2004 and 2003 was approximately $4 million.

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

Changes in Contractual Allowance Estimates Pertaining to Prior Periods

Approximately 99% of the Company's revenues are earned on a "fee for service" basis. For all services provided, the Company uses either payor-specific or patient-specific fee schedules for the recording of revenues at the amounts actually expected to be received. Changes in estimates related to prior period contractual allowances were $82,000, $72,000, and $103,000 in the years ended December 31, 2004, 2003 and 2002, respectively.

Approximately 48% of the Company's 2004 revenues were derived from state Medicaid and other government programs, some of which are currently facing significant budget issues. It is possible that the actions taken by the state Medicaid programs in the future could have a significant unfavorable impact on the Company's results of operations, financial condition and liquidity.

Revenue and Receivable Concentrations
The following table sets forth the percent of the Company's revenues generated from Medicare, state Medicaid programs and other payors:

                                                           Year Ended         Year Ended December
                                                       December 31, 2004            31, 2003
                                                     -----------------------  ---------------------

        Medicare                                                    33.8%          31.8%
        Medicaid & other government programs:
          Ohio                                                      12.8%          11.8%

          Maryland                                                  12.3%          13.3%

          Kentucky                                                  12.2%          13.5%

          Connecticut                                                4.8%           4.4%

          Florida                                                    2.8%           3.3%

          Massachusetts                                              2.0%           2.9%

          Indiana                                                    0.8%           1.0%

          Alabama                                                    0.1%           0.2%
                                                     -----------------------  ---------------
          Subtotal                                                  47.9%          50.4%
          All other payers                                          18.3%          17.8%
                                                     -----------------------  ---------------------
           Total                                                   100.0%         100.0%
                                                     =======================  =====================

Concentrations in the Company's accounts receivable were as follows:

                                                                              (AS RESTATED)
                                                         As of December 31, 2004             As of December 31, 2003
                                                -------------------------------------   ----------------------------------
                                                         Amount             Percent            Amount           Percent
                                                 -----------------------  -------------   -----------------  --------------
        Medicare                                 $         2,380,099           15.4%      $   1,757,663            10.3%
                                                 -----------------------  -------------   -----------------  --------------

     Medicaid & other government programs:
        Kentucky                                           3,473,950           22.5%          4,829,308            28.3%
        Ohio                                               2,224,726           14.4%          1,911,246            11.2%
        Connecticut                                        1,134,986            7.4%          1,109,205             6.5%
        Maryland                                             919,234            6.0%            904,429             5.3%
        Indiana                                              680,984            4.4%            767,912             4.5%
        Massachusetts                                        465,797            3.0%            529,005             3.1%
        Alabama                                                9,916            0.1%                  -               -%
        Florida                                              498,608            3.2%            273,035             1.6%
                                                 -----------------------  -------------   -----------------  --------------
          Subtotal                                         9,408,202           61.0%         10,324,140            60.5%
                                                 -----------------------  -------------   -----------------  --------------
        All other payers                                   3,628,060           23.5%          4,982,890            29.2%
                                                 -----------------------  -------------   -----------------  --------------
          Subtotal                                       15,416,359           100.0%         17,064,693           100.0%
        Allowance for uncollectible accounts             (3,053,677)                         (2,917,355)
                                                 -----------------------                  -----------------
                                                 $        12,362,682                      $  14,147,338
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

Payor Mix Concentrations and Related Aging of Accounts Receivable
The approximate breakdown of accounts receivable by payor classification as of December 31, 2004 and 2003 is set forth in the following tables:


As of December 31, 2004:                   Percent of Accounts Receivable
------------------------------ -- ------------ -- ------------ -- ---------- --- ---------- -- -------------
                                                                    >1yr
            Payor                    0-120          121-365         <2yrs          >2yrs          Total
------------------------------ -- ------------ -- ------------ -- ---------- --- ---------- -- -------------
Medicare                                  10%              -%            -%             -%              10%
Medicaid & Government                     48%              8%            9%             1%              66%
Self Pay                                   4%              3%            3%             1%              11%
Insurance                                  8%              4%            1%             -%              13%
------------------------------ -- ------------ -- ------------ -- ---------- --- ---------- -- -------------
Total                                     69%             15%           13%             2%             100%

As of December 31, 2003:                   Percent of Accounts Receivable
------------------------------ -- ------------ -- ------------ -- ---------- --- ---------- -- -------------
                                                                    >1yr
            Payor                    0-120          121-365         <2yrs          >2yrs          Total
------------------------------ -- ------------ -- ------------ -- ---------- --- ---------- -- -------------
Medicare                                  11%              1%            -%             -%              12%
Medicaid & Government                     47%             11%            7%             -%              65%
Self Pay                                   8%              2%            2%             -%              12%
Insurance                                  7%              3%            1%             -%              11%
------------------------------ -- ------------ -- ------------ -- ---------- --- ---------- -- -------------
Total                                     73%             17%           10%             -%             100%
------------------------------ -- ------------ -- ------------ -- ---------- --- ---------- -- -------------

The balance sheet as of December 31, 2004 reflects a 13% decrease in net accounts receivable from December 31, 2003 and a 22% decrease from December 31, 2002 despite increasing sales over that time frame. Days sales outstanding declined to 54 days at December 31, 2004 from 64 days at December 31, 2003 and 74 days at December 31, 2002.

Allowance for Uncollectible Accounts by Payor Mix and Related Aging
The Company records an estimated allowance for uncollectible accounts by applying estimated bad debt percentages to its accounts receivable agings. The percentages to be applied by payor type are based on the Company's historical collection and loss experience. The Company's effective allowances for bad debt percentages were as follows:


As of December 31, 2004:                   Percent of Accounts Receivable
---------------------------------- -- -------------- -- ------------ -- ---------- --- -----------
                                                                          >1yr
              Payor                       0-120           121-365         <2yrs          >2yrs
---------------------------------- -- -------------- -- ------------ -- ---------- --- -----------
Medicare                                         5%             25%          100%            100%
Medicaid & Government                            1%             16%           71%            100%
Self Pay                                         7%             19%           69%            100%
Insurance                                        1%             14%           72%            100%
---------------------------------- -- -------------- -- ------------ -- ---------- --- -----------
Total                                            2%             17%           70%            100%
---------------------------------- -- -------------- -- ------------ -- ---------- --- -----------

As of December 31, 2003:                   Percent of Accounts Receivable
---------------------------------- -- -------------- -- ------------ -- ---------- --- -----------
                                                                          >1yr
              Payor                       0-120           121-365         <2yrs          >2yrs
---------------------------------- -- -------------- -- ------------ -- ---------- --- -----------
Medicare                                         6%             25%          100%            100%
Medicaid & Government                            2%              9%           68%            100%
Self Pay                                         7%             25%           67%            100%
Insurance                                        2%             13%           71%            100%
---------------------------------- -- -------------- -- ------------ -- ---------- --- -----------
Total                                            3%             13%           69%            100%
---------------------------------- -- -------------- -- ------------ -- ---------- --- -----------


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


                                                           Year Ended        Year Ended       Year Ended
                                                        December 31,      December 31,       December 31,
                                                            2004              2003               2002
                                                      -------------------------------------------------------


   Basic weighted average outstanding shares                   2,303,267         2,294,771       2,416,224
   Add-common equivalent shares representing
     shares issuable upon  exercise of dilutive
     options                                                     264,201           244,100         303,585
                                                        -----------------------------------------------------
   Diluted weighted average number of shares at
     year end                                                  2,567,468         2,538,871       2,719,809
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

Had compensation cost for stock option grants been determined based upon the fair value at the grant date for the awards in the years ended December 31, 2004, 2003 and 2002 consistent with the provisions of SFAS 123, the effect on net income and earnings per share would have been reduced to the following pro forma amounts:

                                                         (AS RESTATED)
                                            Year Ended December          Year Ended                 Year Ended
                                                  31, 2004            December 31, 2003            December 31,
                                                                                                       2002
                                            ---------------------    --------------------     -----------------------
      Net income, as reported:              $         1,256,975      $           111,190      $           1,013,833
        Pro forma stock-based
         compensation expense, net of
         tax                                                710                   41,808                     67,722
                                            ---------------------    --------------------     -----------------------
      Pro forma net income                  $         1,256,265      $            69,382      $             946,111
                                            =====================    ====================     =======================

      Pro forma earnings per share:
        Basic                               $              0.55      $              0.03      $                0.39
        Diluted                             $              0.49      $              0.03      $                0.35


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
                                      ===================    =================

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment, including equipment under capital leases, consist of the following:

                                         December 31, 2004          December 31,
                                                                        2003
                                       --------------------    -----------------

 Land                                $               -       $         150,000
 Buildings and improvements                          -                 684,263
 Leasehold improvements                      4,079,485               4,280,706
 Medical equipment                             651,133                 620,690
 Computer equipment and software             9,476,161               9,187,538
 Office and other equipment                  2,960,686               2,844,925
 Transportation equipment                    3,899,052               3,279,169
                                     --------------------    -------------------
                                            21,066,517              21,047,291
 Less accumulated depreciation             (15,959,889)            (13,823,302)
                                     --------------------    -------------------
                                     $       5,106,628       $       7,223,989
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

                                                 (AS RESTATED)
                                         Year Ended               Year Ended
                                       December 31,              December 31,
                                          2004                       2003
                                    ---------------------    -------------------
 Deferred tax assets
 Nondeductible reserves and
   allowances                       $          654,000       $        374,000
 Intangibles                                   955,000              1,214,000
 Insurance accruals                            744,000                718,000
 Net operating loss carryforwards              725,000                838,000
                                    ---------------------    -------------------
                                             3,078,000              3,144,000
 Valuation allowance                          (557,000)              (639,000)
                                    ---------------------    -------------------
                                             2,521,000              2,505,000
 Deferred tax liabilities
 Accelerated depreciation                   (1,395,000)            (1,500,000)
                                    ---------------------    -------------------
 Net deferred tax assets            $        1,126,000       $      1,005,000
                                    =====================    ===================

 Deferred tax assets (liabilities)
  are reflected in the accompanying
  balance sheets as:
   Current                          $        1,352,000       $     1,067,000
   Long-term                                  (226,000)              (62,000)
                                    ---------------------    -------------------
   Net deferred tax assets          $        1,126,000       $     1,005,000
                                    =====================    ===================

The Company has state and local net operating loss carryforwards of approximately $17.9 million which expire on various dates through 2016. Provision (benefit) for income taxes consists of the following:

                                                                       (AS RESTATED)


                                                        Year Ended              Year Ended              Year Ended
                                                    December 31, 2004       December 31, 2003          December 31,
                                                                                                           2002
                                                    --------------------    -------------------    ------------------
   Federal - current                                $       1,088,000        $        29,000        $       (27,000)
   State and local - current                                  179,000                 22,000                 43,000
   Deferred                                                  (241,000)               702,000                776,000
                                                    --------------------    -------------------    ------------------
                                                    $       1,026,000        $       753,000        $       792,000
                                                    ====================    ===================    ==================

   Shown in the accompanying statements of income as:
     Continuing operations                          $       1,026,000        $       753,000        $       792,000
     Discontinued operations                                   30,000               (102,000)              (207,000)
                                                    --------------------    -------------------    ------------------
                                                    $       1,056,000        $       651,000        $       585,000
                                                    ====================    ===================    ==================


A reconciliation of the statutory to the effective rate of the Company (for continuing operations only and excluding the non-deductible litigation loss accrual) is as follows:


                                                  Year Ended December     Year Ended December          Year Ended
                                                        31, 2004               31, 2003            December 31, 2002
                                                 ----------------------- ----------------------  -----------------------
  Tax provision using statutory rate                             34.0%            34.0%                      34.0%

  Valuation allowance                                           (0.5%)            (0.8%)                     (2.7%)

  State and local taxes, net of Federal benefit                   5.0%            (0.6%)                       4.0%

  Other, net                                                      0.7%             2.0%                        2.1%
                                                 -----------------------  --------------------  -----------------------
  Tax provision for continuing operations                        39.2%            34.6%                       37.4%
                                                 =======================  ====================  =======================


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

During the year ended December 31, 2003, the Company recorded a provision for litigation loss in the Franklin litigation case. The Company will receive no tax deduction for this loss and accordingly, this loss has been excluded from income for purposes of income tax calculations and the above disclosures.

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


The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for awards in the year ended December 31, 2002: risk-free interest rates of 5.72%, expected volatility of approximately 50%, expected lives of 9.30 years, and no expected dividend yields, respectively.

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

NOTE 9 - COMMITMENTS AND CONTINGENCIES (AS RESTATED)

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

Future minimum lease payments and principal and interest payments on the term debt are as follows:

                                             Capital              Acquisition
      Year Ending December 31,               Leases              Note Payable             Total
                                         ------------------    ------------------    -------------------
      2005                                $       371,415      $       309,900       $        681,315
      2006                                        546,050                   -                 546,050
      2007                                        358,848                    -                358,848
      2008                                        300,224                    -                300,224
      2009                                        166,402                    -                166,402
      Thereafter                                  129,828                                     129,828
                                         ------------------    ------------------    -------------------
                                                1,872,767              309,900              2,182,667
      Less: amount representing
        Interest                                 (282,232)              (9,900)              (292,132)
                                         ------------------    ------------------    -------------------
        Present value of minimum
        lease/principal payments                1,590,535              300,000              1,890,535
      Less: current portion                       277,785              300,000                577,785
                                           ------------------    ------------------    -------------------
                                         $      1,312,750      $             -       $      1,312,750
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

Franklin Litigation (AS RESTATED)
On January 26, 1994 Franklin Capital Associates L.P. (Franklin), Aetna Life and Casualty Company and Aetna Casualty and Surety Company shareholders, who at one time held approximately 320,000 shares of the Company's common stock (approximately 13% of shares outstanding), filed suit in Chancery Court of Williamson County, Tennessee claiming unspecified damages not to exceed three million dollars in connection with registration rights they received in the Company's acquisition of certain home health operations in February 1991. The 1994 suit alleged that the Company failed to use its best efforts to register the shares held by the plaintiffs as required by the merger agreement. The Company settled with both Aetna parties shortly before the case went to trial in February 2000. In mid-trial Franklin voluntarily withdrew its complaint reserving its legal rights to bring a new suit as allowed under Tennessee law. In April 2000, Franklin re-filed its lawsuit. The second trial took place in February 2003. In April 2003 the court issued a ruling in favor of the plaintiffs awarding damages of $984,970. The Company believes the Court erred both in its finding of liability and in its determination of the amount of damages. The Company is seeking appellate review of the lower court decision. As a part of the appeal, the Company was required to post cash of $1,154,241 (which consists of $984,970 in damages and $169,271 of estimated post-judgment interest) in an escrow account with the Tennessee Courts in lieu of a supersedeas appeal bond until the appeal court issues a decision.

As described in "Amendment of Previous Financial Reports Related to Contingent Liability Matters" above, the Company has recorded a litigation loss provision of $1,154,241 in the year ended December 31, 2003. The cash will remain in escrow until the matter reaches its ultimate resolution.

Despite the recording of a litigation loss provision, based on the advice of legal counsel, the Company believes it has strong grounds for appealing the trial court's decision and it intends to vigorously pursue its appeal. The Company can give no assurance that it will be successful in its appeal. The appeals court heard oral arguments in the case in February 2005 but has given no indication of when it will issue a ruling. Both the amount of the judgment and the estimated post-judgment interest are subject to change depending upon the outcome of the appeal process. In the event the Company prevails on appeal in the Franklin litigation (and no further appeal is available), the Company would record a gain in the period in which the Company prevails.

Kentucky Transportation Litigation (AS RESTATED)
Prior to July 1, 2002, the Commonwealth of Kentucky managed its Medicaid transportation program internally. Effective July 1, 2002 the Commonwealth contracted with an independent broker (the Broker) for the management of the program in the Louisville KY area. The Broker then contracted with the Company, among others, for the provision of transportation services to Medicaid beneficiaries. The Company's services pursuant to the contract were limited to transportation of Medicaid beneficiaries who also attended the Company's in-center adult day care programs. The Broker almost immediately began to encounter significant financial difficulties and paid the Company for only a small portion of the amounts due for services rendered. On October 22, 2002, three of the Broker's other contracted providers filed a motion with the US Bankruptcy Court to liquidate the Broker under Chapter 7 of the Federal Bankruptcy Code. On November 25, 2002, the Broker voluntarily chose to convert its bankruptcy status to a Chapter 11 voluntary reorganization. On March 3, 2003, the Broker reconverted its case to a Chapter 7 liquidation proceeding.

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

As of December 31, 2004 and December 31, 2003, the Broker owed the Company approximately $535,000, which amount is included in accounts receivable on the accompanying balance sheets.

As described in "Amendment of Previous Financial Reports Related to Contingent Liability Matters" above, the Company has recorded a provision for uncollectible accounts of $535,000 in the year ended December 31, 2002. In the event the Company is able to collect a portion of the Kentucky receivable it would record a gain in the period in which payment is received.

The Company's loan agreement executed with its lender in March 2004 provides that the provision for a loss of either or both of the above litigation cases will be excluded from financial results for purposes of calculating borrowing availability or financial covenant compliance.

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

NOTE 11 - SEGMENT DATA (AS RESTATED)

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

                                                         (AS RESTATED)

                                              Year Ended             Year Ended              Year Ended
                                          December 31, 2004       December 31, 2003      December 31, 2002
----------------------------------------- ------------------- --- ------------------ --- -------------------
Net revenues
Visiting nurses                           $     32,227,614        $     29,375,519       $    28,799,296
Personal care                                   33,542,824              32,266,965            29,928,685
Adult day health services                       21,056,742              21,617,259            22,224,469
                                          -------------------     ------------------     -------------------
                                          $     86,827,180        $     83,259,742       $    80,952,450
                                          ===================     ==================     ===================
Operating income (loss)
Visiting nurses                           $      4,671,221        $      4,281,189       $     4,996,141
Personal care                                    3,036,043               3,786,610             3,596,130
Adult day health services                        1,193,575               1,067,178             1,199,608
Corporate/Unallocated                           (5,788,721)             (6,194,977)           (6,876,276)
                                          -------------------     ------------------     -------------------
                                          $      3,112,118        $      2,940,000       $     2,915,603
                                          ===================     ==================     ===================
Identifiable assets
Visiting nurses                           $      4,340,804        $      3,643,137       $     7,485,349
Personal care                                    9,071,086              11,173,701            10,006,128
Adult day health services                        6,018,087               7,377,285             7,862,458
Corporate/Unallocated                            8,366,113               9,575,069             9,669,005
                                          -------------------     ------------------     -------------------
                                          $     27,796,090        $     31,769,192       $    35,022,940
                                          ===================     ==================     ===================
Identifiable liabilities
Visiting nurses                           $      1,994,746        $      1,169,886       $       1,516,395
Personal care                                    2,900,642                 972,131               1,569,330
Adult day health services                        4,174,775              12,702,934              15,896,736
Corporate/Unallocated                            6,579,217               6,145,836               5,413,329
                                          -------------------     ------------------     -------------------
                                          $     15,649,380        $     20,990,787       $      24,395,790
                                          ===================     ==================     ===================
Capital expenditures
Visiting nurses                           $         68,517        $        500,323       $         514,315
Personal care                                        5,615                 377,042                  74,092
Adult day health services                          184,043                 435,680                 222,255
Corporate/Unallocated                              301,842                 351,064               1,712,366
                                          -------------------     ------------------     -------------------
                                          $        560,017        $      1,664,109       $       2,523,028
                                          ===================     ==================     ===================

Depreciation and amortization
Visiting nurses                           $        842,389        $        860,478       $         884,608
Personal care                                      346,956                 257,668                 156,253
Adult day health services                        1,091,003                 946,737                 758,241
Corporate/Unallocated                              179,116                 347,004                 205,125
                                          -------------------     ------------------     -------------------
                                          $      2,459,463        $      2,411,886       $       2,004,227
                                          ===================     ==================     ===================

NOTE 12 - QUARTERLY FINANCIAL DATA (AS RESTATED)-- (UNAUDITED)

Summarized quarterly financial data for the years ended December 31, 2004 and 2003 are as follows (in thousands except per share data):

                                                                 (AS RESTATED)
                                    Year Ended December 31, 2004                        Year Ended December 31, 2003
                          -------------------------------------------------- ----------------------------------------------------
                           Dec. 31     Sept. 30   June 30,      March 31,     Dec. 31,       Sept. 30,     June 30,    March 31,
                             2004        2004       2004          2004          2003           2003          2003         2003
                          -------------------------------------------------- ----------------------------------------------------

Net Revenues              $   22,179  $   21,478   $  21,702   $   21,468    $    21,051 $    20,712 $    20,883  $      20,614
Gross Profit                   3,262       3,532       3,504        3,431          3,513       3,484       3,868          3,536
Income from
  continuing                     413         412         428          342            318       135         (493)          310
  operations
Income from discontinued
  operations                    (256)         (7)        (34)         (41)         (63)        (21)          (3)          (71)
Net income                       157         405         394          301            255       114         (496)          239

Income (loss) from
  continuing operations
    Basic                 $     0.18  $     0.18   $     0.19  $     0.15    $      0.14 $     0.06  $     (0.21) $       0.13
    Diluted               $     0.16  $     0.16   $     0.17  $     0.13    $      0.13 $     0.05  $     (0.19) $       0.12

Income (loss) from
  discontinued operations
    Basic                 $    (0.11) $        -   $    (0.01) $    (0.02)   $    (0.03) $    (0.01) $         -  $      (0.03)
    Diluted               $    (0.10) $        -   $    (0.01) $    (0.02)   $    (0.02) $    (0.01) $         -  $      (0.03)

Net income (loss)
  per share
    Basic                 $     0.07  $     0.18   $     0.17  $     0.13    $      0.11 $     0.05  $     (0.22) $       0.10
    Diluted               $     0.06  $     0.16   $     0.15  $     0.12    $      0.10 $     0.04  $     (0.20) $       0.09


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

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Almost Family, Inc.

We have audited the accompanying consolidated balance sheets of Almost Family, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Almost Family, Inc. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company has restated previously issued 2002, 2003 and 2004 consolidated financial statements.


March 18, 2005,
except for Note 13, as to which the date is
 March 30, 2005 and
except for Note 1, as to which the date is November 11, 2005.

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

ALMOST FAMILY, INC.
November 14, 2005

/s/ William B. Yarmuth
    ------------------
    William B. Yarmuth
    Chairman, President and Chief Executive Officer

/S/ C. Steven Guenthner
    -------------------
    C. Steven Guenthner
    Senior Vice President and Chief Financial Officer
    (Principal Financial and Accounting Officer)

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                   SCHEDULE II
                                  (AS RESTATED)

              Col. A                          Col. B           Col. C                       Col. D          Col. E
              ------                          ------           ------                       ------          ------

                                    Additions
                                           (1)
                                             Balance at      Charged to      Charged to
                                             Beginning of       Costs          Other           (2)          Balance at
             Description                        Period      and Expenses      Accounts      Deductions     End of Period
--------------------------------------------------------------------------- ------------- --------------- ----------------


Allowance for bad debts:
Year Ended December 31, 2004                $  2,917,355   $   1,704,105             -    $  1,567,783    $   3,053,677

Year ended December 31, 2003                $  2,816,757   $   1,562,212             -    $  1,461,615    $   2,917,354

Year ended December 31, 2002                $  2,359,657   $   2,141,258             -    $  1,684,158    $   2,816,757


(1) Charged to bad debt expense. (2) Write-off of accounts.
