Form 10-Q
period 2005-09-30
ALMOST FAMILY INC
filed 2005-11-14
CIK 799231

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q



[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

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

                                Yes ____ No_X_.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                Yes ____ No _X_.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Class of Common Stock $.10 par value

               Shares outstanding at ____________, 2005 2,326,690

                      ALMOST FAMILY, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX





PART I.  FINANCIAL INFORMATION........................................................................................3

     Item 1.  Financial Statements....................................................................................3

        Condensed Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004..........................3

        Condensed Consolidated Statements of Income for the Three Months Ending September 30, 2005 and
          September 30, 2004  ........................................................................................4

        Condensed Consolidated Statements of Income for the Nine Months Ending September 30, 2005 and
          September 30, 2004  ........................................................................................5

        Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 and
          September 30, 2004   .......................................................................................6

        Notes to Condensed Consolidated Financial Statements..........................................................7

     Item 2.  Managements's Discussion and Analysis of Financial Condition and Results of Operations.................17

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk.............................................30

     Item 4.  Controls and Procedures................................................................................31

PART II.  OTHER INFORMATION..........................................................................................32

     Item 1.   Legal Proceedings.....................................................................................32

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds............................................32

     Item 3.  Defaults Upon Senior Securities........................................................................32

     Item 4.  Submission of Matters to a Vote of Security Holders....................................................32

     Item 5.  Other Information......................................................................................33

     Item 6.  Exhibits...............................................................................................34


                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                          September 30,           December 31,
                                  ASSETS                                      2005                    2004
                                                                        -------------------   -------------------

                                                                            (UNAUDITED)         (AS RESTATED)

   CURRENT ASSETS:
      Cash and cash equivalents                                         $      9,622,680      $        411,751
      Accounts receivable - net                                                8,861,508             9,815,444
      Prepaid expenses and other current assets                                  722,902               498,844
      Deferred tax assets                                                      1,452,690             1,352,000
      Net assets of discontinued operations                                            -             2,537,211
                                                                        -------------------   -------------------
        TOTAL CURRENT ASSETS                                            $     20,659,780            14,615,250
                                                                        -------------------   -------------------

   CASH HELD IN ESCROW (Note 8)                                                2,154,241             1,154,241

   PROPERTY AND EQUIPMENT - NET                                                1,291,411             1,561,656

   GOODWILL                                                                    9,096,505             6,125,501

   OTHER ASSETS                                                                  122,793               104,786
                                                                        -------------------   -------------------
                                                                        $     33,324,730      $     23,561,434
                                                                        ===================   ===================


                   LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES:
      Accounts payable                                                   $     2,020,500      $       2,130,935
     Accrued other liabilities                                                 3,720,606              3,469,015
      Current portion - capital leases and term debt                                   -                300,000
      Net Liabilities of discontinued operations                               6,137,854                      -
                                                                         ------------------   --------------------
         TOTAL CURRENT LIABILITIES                                            11,878,960              5,899,950
                                                                         ------------------   --------------------

   LONG-TERM LIABILITIES:
      Revolving Credit Facility                                                        -              3,769,575
      Capital leases                                                             321,443                      -
      Seller Notes                                                               700,000                      -
      Deferred tax liabilities                                                   191,357                225,690
      Other liabilities                                                        1,589,872              1,519,509
                                                                         ------------------   --------------------
         TOTAL LONG-TERM LIABILITIES                                           2,802,672              5,514,774
                                                                         ------------------   --------------------
         TOTAL LIABILITIES                                                    14,681,632             11,414,724
                                                                         ------------------   --------------------

   COMMITMENTS AND CONTINGENCIES (Note 8)

   STOCKHOLDERS' EQUITY:
      Common stock, par value $0.10; authorized 10,000,000 shares;
      3,430,394 and 3,414,874 issued                                             343,039                341,490
      Treasury stock, at cost, 1,096,783 and 1,096,783 shares                 (7,772,048)            (7,772,048)
      Additional paid-in capital                                              26,658,040             26,548,633
      Accumulated income                                                        (585,933)            (6,971,365)
                                                                         ------------------   --------------------
         TOTAL STOCKHOLDERS' EQUITY                                           18,643,098             12,146,710
                                                                         ------------------   --------------------
                                                                         $     33,324,730     $      23,561,434
                                                                         ==================   ====================

      See accompanying Notes to Condensed Consolidated Financial Statements

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                                               Three months ended
                                                                       ------------------ --- ------------------
                                                                         September 30,          September 30,
                                                                             2005                   2004
                                                                       ------------------     ------------------

    Net revenues                                                     $      18,508,372       $      16,035,275
    Cost of services                                                        15,536,232              13,245,518
    General and administrative expenses                                      1,769,653               1,580,680
    Depreciation and amortization expense                                      336,531                 351,050
    Provision for uncollectible accounts                                       148,453                 353,033
                                                                     --------------------    -------------------
    Income from continuing operations before other
     income (expense) and income taxes                                         717,503                 504,994

    Other income (expense)
       Interest expense                                                         70,179                  67,475
                                                                     --------------------    -------------------
    Income from continuing operations before income taxes                      647,324                 437,519

    Provision for income taxes                                                 249,867                 178,982
                                                                     --------------------    -------------------
       Income from continuing operations                                       397,457                 258,537

    Discontinued Operations, Net of Tax                                        (22,082)                146,091
    Gain on Sale, Net of Tax                                                 5,003,485                       -
                                                                     --------------------    -------------------
       Net income                                                    $       5,378,860       $         404,628
                                                                     ====================    ===================

    Per share amounts-Basic:
    Average shares outstanding                                               2,332,027               2,303,918
    Income from continuing operations                                             0.17                    0.11
    Income from discontinued operations                                          (0.01)                   0.06
    Income from gain on sale                                                      2.15                       -
                                                                     --------------------    -------------------
       Net income                                                    $            2.31       $            0.17
                                                                     ====================    ===================

    Per share amounts-Diluted:
     Average shares outstanding                                             2,639,214                2,555,930
    Income from continuing operations                                            0.15                     0.10
    Income from discontinued operations                                         (0.01)                    0.06
    Income from gain on sale                                                     1.90                        -
                                                                     --------------------    -------------------
     Net income                                                                  2.04        $            0.16
                                                                     ====================    ===================









     See accompanying Notes to Condensed Consolidated Financial Statements.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                                                Nine months ended
                                                                       ------------------ --- ------------------
                                                                         September 30,          September 30,
                                                                             2005                   2004
                                                                       ------------------     ------------------

    Net revenues                                                     $      56,243,566       $     48,875,251
    Cost of services                                                        46,249,937             39,688,612
    General and administrative expenses                                      5,525,407              4,777,501
    Depreciation and amortization expense                                      981,570              1,029,005
    Provision for uncollectible accounts                                       685,615              1,029,211
                                                                     --------------------    -------------------
    Income from continuing operations before other
      income (expense) and income taxes                                      2,801,037              2,350,922

    Other income (expense)
      Interest expense                                                         182,041                244,115
                                                                     --------------------    -------------------
    Income from continuing operations before income taxes                    2,618,996              2,106,807

    Provision for income taxes                                               1,015,230                849,354
                                                                     --------------------    -------------------
      Income from continuing operations                                      1,603,766              1,257,453

    Discontinued Operations, Net of Tax                                       (221,819)              (156,674)
    Gain on Sale, Net of Tax                                                 5,003,485                      -
                                                                     --------------------    -------------------
         Net income                                                  $       6,385,432       $      1,100,779
                                                                     ====================    ===================

    Per share amounts-Basic:
    Average shares outstanding                                               2,326,690              2,299,830
    Income from continuing operations                                             0.69                   0.55
    Income from discontinued operations                                          (0.10)                 (0.07)
    Income from gain on sale                                                      2.15                      -
                                                                     --------------------    -------------------
         Net income                                                  $            2.74       $           0.48
                                                                     ====================    ===================

    Per share amounts-Diluted:
    Average shares outstanding                                              2,629,386               2,553,450
    Income from continuing operations                                            0.61                    0.49
    Income from discontinued operations                                         (0.08)                  (0.06)
    Income from gain on sale                                                     1.90                       -
                                                                     --------------------    -------------------
         Net income                                                  $           2.43        $           0.43
                                                                     ====================    ===================



     See accompanying Notes to Condensed Consolidated Financial Statements.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                               Nine months ended
                                                                      -----------------------------------------
                                                                          September 30,      September 30,
                                                                             2005                2004
                                                                      -------------------  --------------------

   Cash flows from operating activities:
   Net income                                                         $     6,385,432      $      1,100,779
      Less income (loss) from discontinued operations                       4,781,666              (156,674)
                                                                      -------------------  --------------------
   Income from continuing operations                                        1,603,766             1,257,453
   Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
      Depreciation and amortization                                           981,570             1,029,005
      Provision for uncollectible accounts                                    685,615             1,029,212
      Deferred income taxes                                                  (135,023)               (1,475)
                                                                      -------------------  --------------------
                                                                      $     3,135,928      $      3,314,194
      Change in certain net assets, net of the effects of acquisitions:
      (Increase) decrease in:
         Accounts receivable                                                  268,320               460,845
         Prepaid expenses and other current assets                           (266,323)               96,558
         Other assets                                                         (18,007)               (4,791)
      Increase (decrease) in:
         Accounts payable and accrued expenses                                204,955                77,319
         Other liabilities                                                     70,364                30,941
                                                                      -------------------  --------------------
         Net cash provided by operating activities                    $     3,395,237             3,975,066
                                                                      -------------------  --------------------

     Cash flows from investing activities:
      Capital expenditures                                                   (347,616)              (95,262)
      Acquisitions, net of cash acquired                                   (2,271,004)                    -
                                                                      -------------------  --------------------
         Net cash used in investing activities                        $    (2,618,620)     $        (95,262)
                                                                      -------------------  --------------------

   Cash flows from financing activities:
      Net revolving credit facility borrowings (repayments)                (3,769,575)           (4,776,772)
      Proceeds from stock option exercises                                     47,156                47,500
      Principal payments on capital leases and notes payable                 (300,000)             (185,734)
                                                                      -------------------  --------------------
         Net cash provided by (used in) financing activities          $    (4,022,419)           (4,915,006)
                                                                      -------------------  --------------------
         Net cash provided by (used in) continuing operations         $    (3,245,802)     $     (1,035,202)
                                                                      -------------------  --------------------
   Cash Flows from Discontinued Operations
         Operating activities                                                (323,134)              635,444
         Investing activities                                              12,963,247              (125,627)
         Financing activities                                                (183,382)                    -
                                                                      -------------------  --------------------
 Net cash provided by (used in) discontinued operations                    12,456,731               511,677
                                                                      -------------------  --------------------
   Net decrease in cash and cash equivalents                                9,210,929              (523,525)

   Cash and cash equivalents at beginning of period                           411,751               883,548
                                                                      -------------------  --------------------
   Cash and cash equivalents at end of period                         $     9,622,680      $        360,023
                                                                      ===================  ====================



     See accompanying Notes to Condensed Consolidated Financial Statements.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       Basis of Presentation

The accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2005 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. Accordingly, the reader of this Form 10-Q is referred to our Form 10-K for the year ended December 31, 2004 for further information. In the opinion of management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position at September 30, 2005 and the results of operations and cash flows for the nine months ended September 30, 2005 and 2004.

The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the operating results for the year.

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

Financial Statement Reclassifications

Certain amounts have been reclassified in the September 2004 consolidated financial statements and related notes in order to conform to the 2005 presentation. Such reclassifications had no effect on previously reported net income.

2.       Net Revenues

 The Company is paid for its services primarily by Federal and state third-party reimbursement programs, commercial insurance companies, and patients. Revenues are recorded at established rates in the period during which the services are rendered. Appropriate allowances to give recognition to third party payment arrangements are recorded when the services are rendered.

 Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation. It is common for issues to arise related to: 1) medical coding, particularly with respect to Medicare, 2) patient eligibility, particularly related to Medicaid, and 3) other reasons unrelated to credit risk, all of which may result in adjustments to recorded revenue amounts. Management continuously evaluates the potential for revenue adjust-ments and when appropriate provides allowances for losses based upon the best available information. There is at least a reasonable possibility that recorded estimates could change by material amounts in the near term.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.       Segment Data

The Company has two reportable segments, Visiting Nurse (VN) and Personal Care
(PC). Reportable segments have been identified based upon how management has organized the business by services provided to customers and the criteria in SFAS 131, "Disclosures about Segments of an Enterprise and Related Information."

Visiting Nurse
The Company's VN segment provides skilled medical services in patients' homes largely to enable recipients to reduce or avoid periods of hospitalization and/or nursing home care. VN Medicare revenues are generated on a per episode basis rather than a fee per visit or day of care. Approximately 93% of the VN segment revenues are generated from the Medicare program while the balance is generated from Medicaid and private insurance programs.

The Medicare program represents a substantial portion of Federal spending and is subject to frequent changes. It is possible that actions taken by the Federal government regarding Medicare reimbursement for home health services could have a significant unfavorable impact on the Company's results of operations, financial condition and liquidity.

Personal Care
The Company's PC segment services are also provided in patients' homes. These services (generally provided by paraprofessional staff such as home health aides) are generally of a custodial rather than skilled nature. PC revenues are generated on an hourly basis. Approximately 67% of the PC segment revenues are generated from Medicaid and other government programs while the balance is generated from insurance programs and private pay patients.

The Medicaid programs in each of the states in which the Company operates are taking actions or evaluating taking actions to control the rate of growth of Medicaid expenditures. It is possible that the actions taken by the state Medicaid programs in the future could have a significant unfavorable impact on the Company's results of operations, financial condition and liquidity.

Certain general and administrative expenses incurred at the corporate level have not been allocated to the segments. The Company has service locations in Florida, Kentucky, Ohio, Connecticut, Massachusetts, Indiana and Alabama (in order of revenue significance).


                                        Three months ended September 30,           Nine months ended September 30,
                                     ------------------- -- -----------------    ---------------- -- -----------------
                                            2005                  2004                2005                 2004
                                     -------------------    -----------------    ----------------    -----------------

Net Revenues

   Visiting nurses                    $       9,663,903      $    7,555,941       $   29,637,290      $   24,005,398
   Personal care                              8,844,469           8,479,334           26,606,276          24,869,853
                                     -------------------    -----------------    ----------------    ----------------
                                      $      18,508,372          16,035,275       $   56,243,566          48,875,251
                                     ===================    =================    ================    =================
Operating Income

   Visiting nurses                    $       1,025,829      $    1,022,014       $    4,344,796      $    4,168,904
   Personal care                                956,935             720,146            2,691,656           1,968,745
                                     -------------------    -----------------    ----------------    -----------------
                                              1,982,764           1,742,160            7,036,452           6,137,649
Unallocated corporate expenses                1,265,261           1,237,166            4,235,415           3,786,727
                                     -------------------    -----------------    ----------------    -----------------
   Operating income                   $         717,503      $      504,994       $    2,801,037      $    2,350,922
                                     ===================    =================    ================    =================


4.      Capitalized Software Development Costs

Consistent with AICPA Statement of Position 98-1, the Company capitalizes the cost of internally generated computer software developed for the Company's own use. Software development costs of approximately $57,000 and $50,000 were capitalized in the three months ended September 30, 2005 and 2004, respectively and $129,000 and $138,000 were capitalized in the nine months ended September 30, 2005 and 2004, respectively. Capitalized software development costs are amortized over a three-year period following the initial implementation of the software.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.       Revolving Credit Facility

The Company has a $22.5 million credit facility with JP Morgan Chase Bank, NA (successor by merger to Bank One, NA), as amended August 11, 2005, with an expiration date of September 30, 2008. The credit facility bears interest at the bank's prime rate plus a margin (ranging from -0.75% to -0.25%, currently -0.5%) dependent upon total leverage and is secured by substantially all assets and the stock of the Company's subsidiaries. The weighted average interest rates were 5.72% and 3.97% for the quarters ended September 30, 2005 and 2004, respectively. The weighted average interest rates were 5.27% and 3.89% for the nine months ended September 30, 2005 and 2004, respectively. The interest rate in effect at September 30, 2005 was 6.00%. The Company pays a commitment fee of 0.25% per annum on the unused facility balance. Borrowings are available equal to the greater of: a) a multiple of earnings before interest, taxes, depreciation and amortization (as defined) or b) an asset based formula, primarily based on accounts receivable. Borrowings under the facility may be used for working capital, capital expenditures, acquisitions, development and growth of the business and other corporate purposes. As of September 30, 2005, the formula permitted approximately $20.5 million to be used. The Company has an irrevocable letter of credit, totaling $4.8 million outstanding in connection with the Company's self-insurance programs. Thus, a total of $15.7 million was available for use at September 30, 2005. The Company's revolving credit facility is subject to various financial covenants. As of September 30, 2005, the Company was in compliance with the covenants. Under the most restrictive of the Company's covenants, the Company is required to maintain minimum net worth of at least $10.5 million.

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

                                              Three months ended September 30,            Nine months ended September 30,
                                        -----------------------------------------    -----------------------------------------
                                              2005                  2004                   2005                  2004
                                        ------------------    -------------------    ------------------    -------------------

Net income as reported                  $      5,378,860      $         404,628      $     6,385,432       $       1,100,779
Pro forma stock-based comp-
  ensation expense, net of tax                     1,188                    444                4,753                   1,331
                                        ------------------    -------------------    ------------------    -------------------
Pro forma net income                    $      5,377,672      $         404,184      $     6,380,679       $       1,099,448
                                        ==================    ===================    ==================    ===================

Earnings per common share:
  Basic - as reported                   $           2.31      $            0.17      $          2.74       $            0.48
  Basic - pro forma                     $           2.31      $            0.17      $          2.74       $            0.48
  Diluted - as reported                 $           2.04      $            0.16      $          2.43       $            0.43
  Diluted - proforma                    $           2.04      $            0.16      $          2.43       $            0.43

7.       Earnings Per Common Share

There were no adjustments required to be made to net income for purposes of computing basic and diluted earnings per common share. A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted earnings per common share is as follows:

                                           Three months ended September 30,      Nine months ended September 30,
                                       ------------------- -- ------------------    ------------------- - -------------------
                                              2005                  2004                   2005                  2004
                                       -------------------    ------------------    -------------------   -------------------

Shares used to compute basic
  earnings per  common share -
  weighted average shares
  outstanding                                 2,332,027              2,303,918             2,326,690            2,299,830
Dilutive effect of stock options                307,187                252,012               302,696              253,620
                                       -------------------    ------------------    -------------------   -------------------
Shares used to compute diluted
  earnings per common share                   2,639,214              2,555,930             2,629,386            2,553,450
                                       ===================    ==================    ===================   ===================


8.       Commitments and Contingencies

Amendment of Previous Financial Reports Related to Contingent Liability Matters

The Company's previous Form 10-K filings for the years ended December 31, 2004 and 2003 disclosed the following three items, all of which, from an accounting perspective, are characterized as contingent liabilities in accordance with Statement of Financial Accounting Standards No. 5 "Accounting for Contingent Liabilities" (SFAS No. 5):
o in April 2003 the Chancery Court of Williamson County, Tennessee, issued a ruling in favor of Franklin Associates L.P. ("Franklin"), awarding damages against the Company in the amount of $984,970;
o a Kentucky transportation broker which owes the Company approximately $535,000 for services provided by the Company's adult day care segment (sold in September 2005) entered into bankruptcy proceedings in the fourth quarter of 2002; and
o the expiration of applicable statutes of limitations on tax returns related to the Company's 2000 fiscal year, in which it sold its product operations and adopted discontinued operations accounting treatment for its visiting nurse segment (later reversed), resulted in the recording in discontinued operations in the Company's 2003 financial statements of a one-time reduction in estimated tax liabilities of approximately $854,000.

The Company received a letter from the U.S. Securities and Exchange Commission following the SEC staff's routine review of the Company's form 10-K/A for the year ended December 31, 2004, which letter commented on, among other items, the accounting treatment of these contingent liability matters. In addition, at the same time, management entered into discussions with Ernst & Young LLP, the Company's independent auditors for the financial statements for each of the three years ended December 31, 2004, relating to the accounting treatment for these litigation matters. Management believed there was a reasonable basis for its original accounting (which was agreed to by Ernst & Young). Following detailed discussions with the auditors and the SEC staff, and with the concurrence of the auditors, the Company has amended the financial statements for the following non-cash items in order to account for these items as set forth below. Note that the lawsuit in question is still being aggressively appealed and the receivable in question is still being pursued for collection:
o With respect to the Franklin litigation, provision of approximately $1,154,000 (for which there is no related income tax benefit) has been made as of April 2003 ($984,000 for award of damages) and as of September 2003 ($170,000 for estimated post-judgment interest). As previously disclosed, the Company did not record a loss in the period in which it suffered the trial court loss on the grounds, among others, that the Company's litigation counsel advised the Company that its prospects on appeal were strong. The Company's accounting for this case now follows the principle that any loss at a trial court level creates a de-facto satisfaction of the "probable of loss" criteria of SFAS No. 5.
o With respect to the Kentucky transportation receivable, provision of approximately $535,000 has been made as of November 2002 of an additional allowance for uncollectible accounts for the Kentucky transportation receivable, and the provision of approximately $106,000 previously recorded in 2004 has been reversed. Thus the net income effect of this matter is $266,000 after related income tax benefit.
         As previously disclosed, the Company did not record a loss in the period in which the broker filed for bankruptcy on the basis of management's view that, considering all facts and circumstances of the receivable, including other avenues for recovery, it was not "probable" that the Company had incurred a loss. The Company's accounting for this matter now follows the principle that bankruptcy of a contractual obligor creates a de-facto satisfaction of the "probable of loss" criteria of SFAS No. 5 without regard to other avenues of collection of the receivable.
o The one-time reduction in estimated tax liabilities has been removed from fiscal 2003 and treated as a reduction in estimated tax liabilities that should have been recorded instead in fiscal 2000. In effect the Company has determined that it should have reversed an excessive reserve for tax liabilities in 2000, rather than in 2003. The excessive reserve for tax liabilities arose principally from differences in the estimated income tax provision recorded in fiscal 2000 and prior and the actual tax liabilities resulting from the ultimate filing and settlement of the tax returns for those periods. The restatement has the effect of increasing beginning retained earnings at January 1, 2002 in the amended December 31, 2004 Form 10-K/A. In making this restatement, the Company concluded that its general concern about the adequacy of its reserve for tax liabilities in 2000 (resulting from complex tax issues arising from the dispositions in 2000) was inadequately specific and measurable to justify the maintenance of the reserve.

All related disclosures have been revised to give effect to the new accounting treatment for these matters. These changes have no effect on previously reported cash flows. In the event the Company is able to collect a portion of the Kentucky receivable it would record a gain in the period in which payment is received. In the event the Company prevails on appeal in the Franklin litigation (and no further appeal is available), the Company would record a gain in the period in which the Company prevails. For a more detailed discussion of these contingencies, refer to the Form 10-K/A filed today.

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

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against the Company by various claimants. The claims are in various stages of processing and some may ultimately be brought to trial. The Company is aware of incidents that have occurred through September 30, 2005 that may result in the assertion of additional claims. The Company carries insurance coverage for this exposure; however, its deductible per claim increased from $25,000 to $250,000 effective April 1, 2003.

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

As of December 31, 2004 and December 31, 2003, the Broker owed us approximately $535,000, which amount is included in accounts receivable on the accompanying balance sheets.

As described in "Amendment of Previous Financial Reports Related to
Contingent Liability Matters" above, the Company has recorded a provision for uncollectible accounts of $535,000 in the year ended December 31, 2002. In the event the Company is able to collect a portion of the Kentucky receivable it would gain in the period in which payment is received. This matter relates to the Company's adult day care segment which was sold on September 30, 2005 and is now reported as discontinued operations in the accompanying financial statements.

The Company's loan agreement executed with its lender in March 2004 provides that the provision for loss of either or both of the above litigation cases will be excluded from financial results for purposes of calculating borrowing availability or financial covenant compliance.

9.       Acquisitions

Consistent with its stated business plan, on April 1, 2005 the Company acquired all the assets and business operations of a Medicare-certified visiting nurse agency located in Bradenton, Florida. The total purchase price of $3.2 million was paid $2.5 million in cash at closing with the $700,000 balance in the form of a note payable bearing interest at 6% due in its entirety two years after closing. The Company funded the cash portion of the purchase price with available borrowings on its revolving credit facility. The acquired operations generated net revenues of approximately $3.5 million in the year ended December 31, 2004

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company has not yet finalized the valuation of intangible assets, thus, the allocation of the purchase price is subject to refinement.

At April 1, 2005 (rounded to nearest thousands):

   Accounts receivable               $                      500
   Property, plant & equipment                              105
   Goodwill                                               2,808
                                                         -------
   Assets acquired                                        3,414
   Liabilities assumed                                      (61)
                                                         -------
   Net assets acquired                                    3,353
                                                         =======

The unaudited pro-forma results of operations of the Company as if this acquisition had been made at the beginning of 2004 are as follows:

                                Nine Months ended September 30
                          -------------------------------------------
                                 2005                  2004
                          -------------------- ----------------------
Revenues                  $       57,247,532   $         51,752,865
Income from Continuing
     Operations                    1,716,135              1,534,307

Earnings Per share
     Basic                $             0.74   $               0.67
     Diluted              $             0.65   $               0.60

10.      Sale of ADC Segment

On August 3, 2005, the Company entered into a definitive agreement to divest its adult day care (ADC) segment. ADC operations are now reported as discontinued operations.

The purchase price consisted of $13.6 million cash plus assumption of approximately $1.4 million of debt. In return, Active Services acquired substantially all the assets and certain working capital liabilities related to Almost Family's 19 medical adult day care centers which generate approximately $21.0 million in annual revenues. The transaction closed on September 30, 2005. The Company reported an after-tax gain on the sale totaling $5 million.

Revenues of adult day care operations were $5,525,322 and $6,072,459 for the quarters ended September 30, 2005 and 2004 respectively. Revenues of adult day care operations were $16,499,085 and $17,508,085 for the nine-months ended September 30, 2005 and 2004 respectively.

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

Cautionary Statements - Forward Outlook and Risks

Some of the matters discussed in this filing include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," "thinks," and similar expressions are forward-looking statements. We caution investors that any forward-looking statements made by us are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to, those set forth in the section on Cautionary Statements - Forward Outlook and Risks in Part I, and the Notes to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations, in our Form 10-K/A for the year ended December 31, 2004.

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

Critical Accounting Policies
Refer to the "Critical Accounting Policies" section of Management's Discussion and Analysis of Financial Condition and Results of Operations included in our restated Form 10-K/A for the year ended December 31, 2004 for a detailed discussion of our critical accounting policies.

Disposition of ADC Segment
On August 3, 2005, the Company entered into a definitive agreement to divest its adult day care (ADC) segment. ADC operations are now reported as discontinued operations.

The purchase price consisted of $13.6 million cash plus assumption of approximately $1.4 million of debt. In return, Active Services acquired substantially all the assets and assume certain working capital liabilities related to Almost Family's 19 medical adult day care centers which generate approximately $21.0 million in annual revenues. The transaction closed on September 30, 2005. The Company reported an after-tax gain on the sale totaling $5 million.

We follow the guidance in SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" and, when appropriate, reclassify operating units closed, sold, or held for sale out of continuing operations and into discontinued operations for all periods presented. Net (losses) gains from discontinued ADC units were ($22,082) and $146,091 in the quarters ending September 30, 2005 and 2004 and ($221,819) and ($156,674) for the nine months ending
September 30, 2005 and 2004, respectively, and such amounts are included in net loss from discontinued operations in the accompanying financial statements.

Operating Segments

We have two reportable segments, Visiting Nurse (VN) and Personal Care (PC). Reportable segments have been identified based upon how management has organized the business by services provided to customers and the criteria in SFAS 131, "Disclosures about Segments of an Enterprise and Related Information."

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

The PC segment services are also provided in patients' homes. These services (generally provided by paraprofessional staff such as home health aides) are generally of a custodial rather than skilled nature. PC revenues are generated on an hourly basis. Approximately 67% of the PC segment revenues are generated from Medicaid and other government programs while the balance is generated from insurance programs and private pay patients.

Certain general and administrative expenses incurred at the corporate level have not been allocated to the segments. We have service locations in Florida, Kentucky, Ohio, Connecticut, Massachusetts, Indiana and Alabama (in order of revenue significance).

Seasonality
Our VN segment normally experiences seasonality in its operating results. Specifically, the VN Segment typically generates lower operating income in the quarter ended September than in the other quarters due to the seasonality of senior population in our south Florida markets. Our PC segment generally does not experience significant seasonality in its operating results.

RESULTS OF OPERATIONS

                       Three months ended September 30, 2005 Compared with three months ended September 30, 2004

                  Consolidated                         2005                          2004                        Change
                  ------------
                                         ----------------- --------- ------------------ ----------- ---------------- ----------
                                             Amount         % Rev           Amount      % Rev          Amount            %
                                         ----------------- --------- ------------------ ----------- ---------------- ----------

 Net revenues:
    Visiting Nurse             VN        $    9,663,903          52.2%  $     7,555,941       47.1%  $     2,107,962      27.9%
      Personal Care            PC             8,844,469          47.8%        8,479,334       52.9%          365,135       4.3%
                                         -----------------           ------------------             ----------------
                                         $   18,508,372         100.0%       16,035,275      100.0%  $     2,473,097      15.4%
                                         =================           ==================             ================
  Operating income
    Visiting Nurse           VN          $    1,025,828         10.6%   $     1,022,014       13.5%  $         3,814       0.4%
    Personal Care            PC                 956,936         10.8%           720,146        8.5%          236,790      32.8%
                                         -----------------           ------------------             ----------------
                                              1,982,764         10.7%         1,742,160       10.9%          240,604      13.8%
  Unallocated corporate expenses              1,265,261          6.8%         1,237,166        7.7%           28,095       2.2%
                                         -----------------           ------------------             ----------------
  Income before interest expense
    and income taxes                           717,503           3.9%          504,994        3.1%           212,509       42.1%
  Interest expense                              70,179           0.4%           67,475        0.4%             2,704        4.0%
  Income taxes                                 249,867           1.4%          178,982        1.1%            70,885       39.6%
                                        -----------------            ------------------             ----------------
  Net income                            $      397,457           2.1%  $       258,537        1.6%  $       138,920        53.7%
                                        =================             ==================             ================

Our net revenues increased approximately $2.5 million or 15.4% with 27.9% growth in VN and 4.3% growth in PC. VN revenue growth was driven by admissions growth and the acquisition of Bradenton, FL-based "Florida Home Health". VN operating income included operating losses of about $90,000 from new start-up agencies, which generated approximately $831,000 in revenues in 2005. PC operating income increased approximately $237,000 due to increased volumes and lower administrative expenses.

The effective income tax rate was approximately 38.6% and 40.9% of income before income taxes in 2005 and 2004, respectively.

Visiting Nurse (VN) Segment-Three Months

                        Three months ended September 30,
                                        -------------------------- ---------------------------- ------------------------
                                                  2005                        2004                      Change
                                        -------------------------- ---------------------------- ------------------------
                                          Amount         % Rev          Amount         % Rev      Amount          %
                                        --------------- ---------- ----------------- ---------- -------------- ---------

  Net revenues                          $    9,663,903      100.0% $     7,555,941      100.0%  $  2,107,962      27.9%
  Cost of services                           7,987,100      82.6%        5,924,832       78.4%     2,062,268      34.8%
  General & administrative                     419,615       4.3%          293,523        3.9%       126,092      43.0%
  Depreciation & amortization                  211,098       2.2%          204,490        2.7%         6,608       3.2%
  Uncollectible accounts                        20,261       0.2%          111,082        1.5%       (90,821)    -81.8%
                                        ---------------            -----------------            --------------
  Operating income                      $    1,025,829      10.6%  $     1,022,014       13.5%         3,815       0.4%
                                        ===============            =================            ==============

  Admissions                                     3,504                       2,746                       758      27.6%
  Patient months of care                         8,009                       6,412                     1,597      24.9%
  Revenue per patient month             $        1,207             $         1,178               $        29       2.5%
  Cost of services per patient month    $          997             $           924               $        73       7.9%
  Billable visits                               70,173                      59,678                    10,495      17.6%

VN revenues grew 28% between years. New VN startup operations opened or acquired in late 2004 and early 2005 generated approximately $831,000 in revenue and operating losses of $90,000 in the quarter ended September 30, 2005. The acquisition of Bradenton, FL-based "Florida Home Health" added approximately $869,000 in revenues and about $200,000 in operating income. Admissions grew about 28% over the prior year while patient months increased 25%, reflecting a reduction in the average length of stay. Revenue per patient month increased 2.5% primarily due to higher Medicare rates between periods and the decreased length of stay. Operating costs per patient month increased about 8% primarily due to the effect of startup operations and as a result of increased administrative expenses, increase in wage rates and employee benefits. General and administrative expenses increased due to increased wages including the addition of new regional directors to prepare the segment for future acquisitions and internal growth. Excluding startups, 2005 operating income as a percent of revenue was 12.6%. The Company is re-organizing certain agency and corporate level activities to improve efficiencies and improve cost controls.

The provision for uncollectible accounts decreased due to the collection of certain aged accounts for which reserves had previously been provided.

Personal Care (PC) Segment-Three Months

                                                                  Three months ended September 30,
                                      --------------------------- --------------------------- -------------------------
                                                 2005                        2004                      Change
                                      ---------------- ---------- ---------------- ---------- --------------- ---------
                                          Amount        % Rev         Amount         % Rev        Amount         %
                                      ---------------- ---------- ---------------- ---------- ---------------

  Net revenues                        $     8,844,469     100.0%  $     8,479,334     100.0%  $     365,135       4.3%
  Cost of services                          7,549,132      85.4%        7,320,686      86.3%        228,446       3.1%
  General & administrative                    130,313       1.5%           81,701       1.0%         48,612      59.5%
  Depreciation & amortization                  80,189       0.9%          114,850       1.4%        (34,661)    -30.2%
  Uncollectible accounts                      128,192       1.4%          241,951       2.9%       (113,759)    -47.0%
                                      ----------------            ----------------            ---------------
  Operating income                    $       956,643       10.8% $       720,146        8.5% $     236,497      32.8%
                                      ================            ================            ===============

  Admissions                                      579                         569                        10       1.8%
  Patient months of care                       10,093                       9,106                       987      10.8%
  Patient days of care                        125,190                     116,387                     8,803       7.6%
  Billable hours                              460,799                     416,595                    44,204      10.6%
  Revenue per billable hour           $         19.19             $         20.35             $       (1.16)     -5.7%


PC operating income for the quarter was about $957,000 versus $720,000 in the corresponding period of last year. Revenue increased over 4.3% due to volume increases. Cost of services as a percent of revenue improved due to the implementation of improved cost controls and margin monitoring between periods. General and administrative expenses in total and as a percentage of revenues increased due to additional management staff, travel and related expenses. Revenue per billable hour decreased 5.7% due to an increase in business from Medicaid-Waiver related programs.

Depreciation and amortization decreased due to lower spending for fixed asset purchases. The provision for uncollectible accounts decreased due to the collection of certain aged accounts for which reserves had previously been provided.

Nine months ended September 30, 2005 Compared with Nine months ended September 30, 2004

               Consolidated                        2005                          2004                        Change
               ------------
                                     ---------------- ---------- ------------------ ---------- ---------------- ----------
                                         Amount        % Rev            Amount      % Rev         Amount            %
                                     ---------------- ---------- ------------------ ---------- ---------------- ----------

Net revenues:
   Visiting Nurse          VN        $    29,637,290      52.7%  $      24,005,398      49.1%  $    5,631,892       23.5%
    Personal Care          PC             26,606,276      47.3%         24,869,853      50.9%       1,736,423        7.0%
                                     ------------------            ----------------              ----------------
                                          56,243,566     100.0%         48,875,251     100.0%       7,368,315       15.1%
                                      =================            ==================            ================
Operating income
   Visiting Nurse          VN        $     4,344,796      14.7%  $       4,168,904      17.4%  $      175,892        4.2%
    Personal Care          PC              2,691,656      16.3%          1,968,745       7.9%         722,911       36.7%
                                      -----------------             ----------------             ----------------
                                           7,036,452       4.8%          6,137,649      12.6%         898,803       14.6%
Unallocated corporate expenses             4,235,415      12.5%          3,786,727       7.7%         448,688       11.8%
                                      ----------------              ----------------            ----------------
Income before interest expense
   and income taxes                        2,801,037       7.5%          2,350,922       4.8%         450,115       19.1%
Interest expense                             182,041       0.0%            244,115       0.5%         (62,074)     -25.4%
Income taxes                               1,015,230       0.3%   $        849,354       1.7%         165,876       19.5%
                                      ---------------             ------------------            ----------------
Net income                           $     1,603,766       1.8%   $      1,257,453       2.6%  $      346,313       27.5%
                                      ===============             ==================            ================

Our net revenues increased approximately $7.4 million or 15% with 24% growth in VN and 7% growth in PC. VN revenue growth was driven by admissions growth and the acquisition of Bradenton, FL-based "Florida Home Health". VN operating income included operating losses of about $455,000 from new VN start-up agencies, which generated approximately $1.7 million in revenues in 2005. PC revenue and operating income increased approximately $723,000 due to increased volumes and lower administrative expenses. Unallocated corporate expenses increased due to increased incentive provisions partially offset by a decrease in professional fees related to a 2004 union defense in one of our personal care locations, and due to higher travel expenditures in 2005.

The effective income tax rate was approximately 38.8% and 40% of income before income taxes in 2005 and 2004, respectively.

Visiting Nurse (VN) Segment-Nine Months

                                                   Nine months ended September 30,
                                        --------------------------- ---------------------------- ------------------------
                                                   2005                        2004                      Change
                                        ---------------- ---------- ----------------- ---------- -------------- ---------
                                          Amount          % Rev          Amount         % Rev      Amount          %
                                        ---------------- ---------- ----------------- ---------- -------------- ---------

  Net revenues                          $    29,637,290     100.0% $     24,005,398      100.0%  $  5,631,892      23.5%
  Cost of services                           23,450,347      79.1%       18,004,687       75.0%     5,445,660      30.2%
  General & administrative                    1,070,608       3.6%          821,471        3.4%       249,137      30.3%
  Depreciation & amortization                   579,535       2.0%          644,513        2.7%       (64,978)    -10.1%
  Uncollectible accounts                        192,004       0.6%          365,823        1.5%      (173,819)    -47.5%
                                        ----------------            -----------------            --------------
  Operating income                      $     4,344,796      14.7%  $     4,168,904       17.4%  $    175,892       4.2%
                                        ================            =================            ==============

  Admissions                                     10,717                      8,639                      2,078      24.1%
  Patient months of care                         24,163                     19,838                      4,325      21.8%
  Revenue per patient month             $         1,226             $        1,210               $         16       1.4%
  Cost of services per patient month    $           970             $          907               $         63       6.9%
  Billable visits                               209,617                    188,147                     21,470      11.4%

VN revenue grew approximately 24% over the prior year. New VN operations started in late 2004 and early 2005 generated approximately $1.7 million in revenue and operating losses of $455,000 in the nine months ended September 30, 2005. The acquisition of Bradenton, FL-based "Florida Home Health" added approximately $1.9 million in revenues and about $371,000 in operating income. Admissions grew about 24% over the prior year while patient months increased 22%, reflecting a reduction in the average length of stay. Revenue per patient month increased 1.4% primarily due to higher Medicare rates between periods. Operating costs per patient month increased approximately 7% due to an increase from startup operations and from higher administrative expenses, wage rates and employee benefits. General and administrative expenses increased due to increased wages including the addition of new regional directors to prepare the segment for future acquisitions and internal growth. Excluding startups, 2005 operating income as a percent of revenue was 17.2%. The Company is re-organizing certain agency and corporate level activities to improve operating efficiencies and improve cost controls.

Depreciation and amortization declined between periods due to a slower rate of spending on information systems. The provision for uncollectible accounts decreased due to the collection of certain aged accounts for which reserves had previously been provided.

Personal Care (PC) Segment-Nine Months

                                                               Nine months ended September 30,
                                      --------------------------- --------------------------- -------------------------
                                                 2005                        2004                      Change
                                       ---------------- ---------- ---------------- ---------- --------------- ---------
                                          Amount        % Rev         Amount         % Rev        Amount           %
                                       ---------------- ---------- ---------------- ---------- ---------------  --------

  Net revenues                        $    26,606,276     100.0%  $    24,869,853     100.0%  $   1,736,423       7.0%
  Cost of services                         22,799,590      85.7%       21,683,924      87.2%      1,115,666       5.1%
  General & administrative                    355,949       1.3%          264,263       1.1%         91,686      34.8%
  Depreciation & amortization                 265,470       1.0%          289,533       1.2%        (24,063)     -8.3%
  Uncollectible accounts                      493,611       1.9%          663,388       2.7%       (169,777)    -25.6%
                                       ----------------            ----------------            ---------------
  Operating income                    $     2,691,656      10.1% $      1,968,745       7.9%  $     722,911      36.7%
                                       ================            ================            ===============

  Admissions                                    1,957                       1,888                        69       3.7%
  Patient months of care                       29,925                      27,244                     2,681       9.8%
  Patient days of care                        368,033                     344,020                    24,013       7.0%
  Billable hours                            1,367,010                   1,226,326                   140,684      11.5%
  Revenue per billable hour           $         19.46             $         20.28              $      (0.82)     -4.0%

PC operating income for the nine months was about $2.7 million versus $2.0 million in the corresponding period of last year. Revenue increased approximately 7% and cost of services increased approximately 5% primarily due to volume increases. Cost of services as a percent of revenue improved due to the implementation of improved cost controls and margin monitoring between periods. Revenue per billable hour increased 0.3% from prior year primarily due to changes in mix. General and administrative expenses in total and as a percentage of revenues increased due to additional management staff, travel and related expenses.

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

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against us by various claimants. The claims are in various stages of processing and some may ultimately be brought to trial. We are aware of incidents that have occurred through September 30, 2005 that may result in the assertion of additional claims. We carry insurance coverage for this exposure; however, its deductible per claim increased from $25,000 to $250,000 effective April 1, 2003.

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

Total premiums, excluding our exposure to claims and deductibles, for all our non-health insurance programs increased to approximately $3.5 million for the contract year ending March 31, 2005 as compared to approximately $2.8 million for the contract year ended March 31, 2004. On March 31, 2005, we completed our renewal for the contract year ending March 31, 2006 with total estimated premiums of $2.8 million with no changes in coverage or deductibles. In late July 2005, as a part of its activities to divest of the ADC operating segment, the Company modified its insurance programs to provide separate policies for the ADC and home health operations. In conjunction with those modifications, the Company's deductible per claim for malpractice and general patient liability claims increased from $250,000 to $500,000.

Liquidity and Capital Resources

Revolving Credit Facility

We have a $22.5 million credit facility with JP Morgan Chase Bank, NA (successor by merger to Bank One, NA), as amended on August 11, 2005, with an expiration date of September 30, 2008. The credit facility bears interest at the bank's prime rate plus a margin (ranging from -0.75% to -0.25%, currently -0.5%) dependent upon total leverage and is secured by substantially all assets and the stock of our subsidiaries. . The weighted average interest rates were 5.72% and 3.97% for the quarters ended September 30, 2005 and 2004, respectively. The weighted average interest rates were 5.27% and 3.89% for the nine months ended September 30, 2005 and 2004, respectively. The interest rate in effect at September 30, 2005 was 6.00%. We pay a commitment fee of 0.25% per annum on the unused facility balance. Borrowings are available equal to the greater of: a) a multiple of earnings before interest, taxes, depreciation and amortization (as defined) or b) an asset based formula, primarily based on accounts receivable. Borrowings under the facility may be used for working capital, capital expenditures, acquisitions, development and growth of the business and other corporate purposes. As of September 30, 2005, the formula permitted approximately $20.5 million to be used. We have an irrevocable letter of credit, totaling $4.8 million outstanding in connection with our self-insurance programs. Thus, a total of $15.7 million was available for use at September 30, 2005. Our revolving credit facility is subject to various financial covenants. As of September 30, 2005, we were in compliance with the covenants. Under the most restrictive of our covenants, we are required to maintain minimum net worth of at least $10.5 million.

Cash Flows
Key elements to the Consolidated Statements of Cash Flows for the nine months ending September 30, 2005 and 2004 were:

Net Change in Cash and Cash Equivalents           2005                 2004
---------------------------------------   --------------------    --------------
  Provided by (used in):
    Operating activities                  $      3,395,237       $    3,975,066
    Investing activities                        (2,618,620)             (95,262)
    Financing activities                        (4,022,419)          (4,915,006)
    Discontinued operations activities          12,456,731              511,677
                                          -------------------    ---------------
  Net (decrease) increase in cash and
     cash equivalents                     $      9,210,928       $     (523,525)
                                          ===================    ===============

2005
Net cash provided by operating activities resulted principally from current period income, net of changes in accounts receivable, accounts payable and accrued expenses. Accounts receivable days revenues outstanding were 43 at September 30, 2005, and 53 at December 31, 2004. The increase in combined accounts payable and accrued liabilities resulted primarily from an increase in insurance liabilities, accrued payroll and employee benefits. Net cash used in investing activities resulted principally from the acquisition of a small home health agency in Gainesville, Florida and the acquisition of the Bradenton, FL-based "Florida Home Health" agency. Net cash used in financing activities resulted primarily from the payoff of our credit facility from the ADC divesture and reduction of our debt obligations.

2004
Net cash provided by operating activities resulted principally from current period income, net of changes in accounts receivable, accounts payable and accrued expenses. Accounts receivable days revenues outstanding were 55 at September 30, 2004, and 53 at December 31, 2003. The increase in combined accounts payable and accrued liabilities resulted primarily from an increase in tax liabilities and employee benefits. Net cash used in investing activities resulted principally from improvements in our information systems. Net cash used in financing activities resulted primarily from repayments on our credit facility and payment of capital lease and debt obligations.

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

As described in Note 8. "Amendment of Previous Financial Reports Related to Contingent Liability Matters" above, we have recorded a litigation loss provision of $1,154,241 on a restated basis in the year ended December 31, 2003. The cash will remain in escrow until the matter reaches its ultimate resolution.

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

As of December 31, 2004 and December 31, 2003, the Broker owed us approximately $535,000.

As described in Note 8. "Amendment of Previous Financial Reports Related to Contingent Liability Matters" in the notes to the financial statements, we have recorded a provision for uncollectible accounts of $535,000 on a restated basis in the year ended December 31, 2002. In the event the we are able to collect a portion of the Kentucky receivable we would record a gain in the period in which payment is received.

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

At September 30, 2005, a hypothetical 100 basis point increase in short-term interest rates would result in no change to annual pre-tax earnings.

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


Date:    November 14, 2005

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