Form 10-K/A
period 2004-12-31
ALMOST FAMILY INC
filed 2005-11-15
CIK 799231

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A
                               (Amendment No. 2)
(Mark One)
/  X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934
       For the fiscal year ended     December 31, 2004

OR

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                        Commission file number 001-09848

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

PART IV...........................................................................................................71
-------


   Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K....................................71


PART I


                                EXPLANATORY NOTE

Almost Family, Inc. (the "Company") hereby amends its Annual Report on Form
10-K for the fiscal year ended December 31, 2004 (originally  filed on March 31,
2005) (the "Original 10-K"). Amendment No. 1 on Form 10-K/A (the "First Amendment") restated our consolidated financial statements for the year ended December 31, 2004 and amended related disclosures, as described in Item 1. "Business--Amendment of Previous Financial Reports Related to Contingent Liability Matters" and in the Notes to our Consolidated Financial Statements. The purpose of this Amendment No. 2 is to refile the opinion of our independent auditors. The auditor's signature was inadvertently omitted from the opinion in the First Amendment. Amendment No. 2 is otherwise identical to the First Amendment.

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


/s/ ERNST & YOUNG LLP


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
