Form 10-Q/A
period 2005-03-31
ALMOST FAMILY INC
filed 2005-11-15
CIK 799231

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q/A
                                (Amendment No. 2)


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ___________to_______


                        Commission file number 001-09848

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

The purpose of this Amendment No. 2 is to reflect in the financial statements for the covered period, the restatements announced by the Company on November 14, 2005.

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

        Consolidated Statements of Income for the Three Months Ending March 31, 2005 and March 31, 2004...............4

        Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 and March 31, 2004............5

        Notes to Interim Consolidated Financial Statements............................................................6

     Item 2.  Managements's Discussion and Analysis of Financial Condition and Results of Operations.................15

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk.............................................26

     Item 4.  Controls and Procedures................................................................................27

PART II.  OTHER INFORMATION..........................................................................................28

     Item 1.   Legal Proceedings.....................................................................................28

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds............................................28

     Item 3.  Defaults Upon Senior Securities........................................................................28

     Item 4.  Submission of Matters to a Vote of Security Holders....................................................28

     Item 5.  Other Information......................................................................................28

     Item 6.  Exhibits...............................................................................................29


                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                       INTERIM CONSOLIDATED BALANCE SHEETS
                                  (AS RESTATED)

                                                                            March 31,           December 31,
                                  ASSETS                                    2005 (1)              2004 (1)
                                  ------
                                                                        -------------------   -------------------
                                                                              (UNAUDITED)

  CURRENT ASSETS:
      Cash and cash equivalents                                         $        443,284      $        423,031
      Accounts receivable - net                                               12,048,800            12,362,682
      Prepaid expenses and other current assets                                  754,162               654,650
      Deferred tax assets                                                      1,330,979             1,352,000
      Net assets of discontinued operations                                      162,940               122,503
                                                                        -------------------   -------------------
           TOTAL CURRENT ASSETS                                               14,740,165            14,914,866
                                                                        -------------------   -------------------

   CASH HELD IN ESCROW (Note 8)                                                1,154,241            1,154,241

   PROPERTY AND EQUIPMENT - NET                                                4,582,018             5,106,628

   GOODWILL                                                                    6,610,085             6,449,310

   OTHER ASSETS                                                                  174,963               171,045
                                                                        -------------------   -------------------
                                                                        $      27,261,472     $     27,796,090
                                                                        ===================   ===================


                   LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES:
      Accounts payable                                                   $     2,163,867      $       3,260,747
    Accrued other liabilities                                                  7,140,081             4,823,157
      Current portion - capital leases and term debt                             579,699                577,785
                                                                         ------------------   --------------------
                                                                         $     9,883,647              8,661,689
                                                                         ------------------   --------------------

   LONG-TERM LIABILITIES:
      Revolving Credit Facility                                                1,802,208              3,769,575
      Capital leases                                                           1,237,567              1,312,750
     Deferred tax liabilities                                                    105,183                225,690
      Other liabilities                                                        1,684,598              1,679,676
                                                                         ------------------   --------------------
             TOTAL LONG-TERM LIABILITIES                                       4,829,556              6,987,691
                                                                         ------------------   --------------------
             TOTAL LIABILITIES                                                14,713,203             15,649,380
                                                                         ------------------   --------------------

   COMMITMENTS AND CONTINGENCIES (Note 8)

   STOCKHOLDERS' EQUITY:
        Common stock, par value $0.10; authorized 10,000,000 shares;
          3,417,474 and 3,414,874 issued                                         341,740                341,490
        Treasury stock, at cost, 1,096,783 and 1,096,783 shares               (7,772,048)            (7,772,048)
        Additional paid-in capital                                            26,566,009             26,548,634
        Accumulated deficit                                                   (6,587,432)            (6,971,366)
                                                                         ------------------   --------------------
             TOTAL STOCKHOLDERS' EQUITY                                       12,548,269             12,146,710
                                                                         ------------------   --------------------
                                                                         $     27,261,472     $      27,796,090
                                                                         ==================   ====================


(1) Where appropriate, amounts for these periods have been restated as discussed in Note 8 to the financial statements.


       See accompanying notes to interim consolidated financial statements

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                    INTERIM CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                                               Three Months Ended
                                                                       ------------------ --- ------------------
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

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                              Three Months Ended
                                                                      -----------------------------------------
                                                                         March 31, 2005     March 31, 2004
                                                                      -------------------  --------------------


   Cash flows from operating activities:
   Net income                                                         $       383,934      $        301,363
      Less income (loss) from discontinued operations                         (36,730)              (36,341)
                                                                      -------------------  --------------------
   Income from continuing operations                                          420,664               337,704
   Adjustments to reconcile income from continuing operations to net cash provided by /(used in)operating activities:
        Depreciation and amortization                                         604,491               604,153
        Provision for uncollectible accounts                                  364,699               574,491
        Loss on sale of assets                                                      -                (6,420)
        Deferred income taxes                                                 (99,486)              (83,172)
                                                                      -------------------  --------------------
                                                                            1,290,368             1,426,756
      Change in certain net assets, net of the effects of acquisitions:
        (Increase) decrease in:
            Accounts receivable                                               (50,817)             (529,409)
           Prepaid expenses and other current assets                         (113,705)               29,006
            Other assets                                                       (3,918)               11,621
        Increase (decrease) in:
            Accounts payable and accrued expenses                           1,230,294               517,083
            Other liabilities                                                   4,923                11,032
                                                                      -------------------  --------------------
            Net cash provided by/(used in) operating activities       $     2,357,145      $      1,466,089
                                                                      -------------------  --------------------

     Cash flows from investing activities:
        Capital expenditures                                                  (65,688)             (143,462)
        Cash received from sale of assets                                           -                 6,420
        Acquisitions, net of cash acquired                                   (160,776)                    -
                                                                      -------------------  --------------------
           Net cash provided by/(used in) investing activities        $      (226,464)     $       (137,042)
                                                                      -------------------  --------------------

   Cash flows from financing activities:
        Net revolving credit facility borrowings (repayments)              (1,967,367)           (1,350,636)
        Proceeds from stock option exercises                                    7,375                     -
        Principal payments on capital leases and notes payable                (73,269)              (62,585)
                                                                      -------------------  --------------------
            Net cash provided by/(used in) financing activities       $    (2,033,261)     $     (1,413,221)
                                                                      -------------------  --------------------
            Net cash provided by/(used in) continuing operations      $        97,420      $        (84,174)
                                                                      -------------------  --------------------
   Cash Flows From Discontinued Operations:
            Operating activities                                              (77,167)                67,281
             Investing activities                                                    -               (3,123)
            Financing activities                                                     -                     -
                                                                      -------------------  --------------------
   Net cash by/(used in) discontinued operations                      $      (77,167)      $         64,158
                                                                      -------------------  --------------------
   Net decrease in cash and cash equivalents                                   20,253               (20,016)

   Cash and cash equivalents at beginning of period                           423,031               895,743
                                                                      -------------------  --------------------
   Cash and cash equivalents at end of period                         $       443,284      $        875,726
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


                                           Three months ended March 31,
                                     --------------------------------------
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

                                                  Three months ended
                                        March 31, 2005          March 31, 2004
                                      ------------------     ------------------
Net income as reported                $      383,934         $      301,363
Pro forma stock-based compensation
  expense, net of tax                          1,188                    444
                                      ------------------     ------------------
Pro forma net income                  $      382,745         $      300,919
                                      ==================     ==================

Earnings per common share:
  Basic - as reported                 $         0.17         $         0.13
  Basic - pro forma                   $         0.17         $         0.13
  Diluted - as reported               $         0.15         $         0.12
  Diluted - proforma                  $         0.15         $         0.12

7.       Earnings Per Common Share

There were no adjustments required to be made to net income for purposes of computing basic and diluted earnings per common share. A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted earnings per common share is as follows:

                                                Three months ended
                                       March 31, 2005        March 31, 2004
                                     -------------------    ------------------
 Shares used to compute basic
   earnings per  common share -
    weighted average shares
     outstanding                            2,316,741              2,296,527
 Dilutive effect of stock options             305,326                260,254
                                     -------------------    ------------------
 Shares used to compute diluted
   earnings per common share                2,622,067              2,556,781
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

The Company received a letter from the U.S. Securities and Exchange Commission following the SEC staff's routine review of the Company's form 10-K for the year ended December 31, 2004, which letter commented on, among other items, the accounting treatment of these contingent liability matters. In addition, at the same time, management entered into discussions with Ernst & Young LLP, the Company's independent auditors for the financial statements for each of the three years ended December 31, 2004, relating to the accounting treatment for these litigation matters. Management believed there was a reasonable basis for its original accounting (which was agreed to by Ernst & Young). Following detailed discussions with the auditors and the SEC staff, and with the concurrence of the auditors, the Company has amended the financial statements for the following non-cash items in order to account for these items as set forth below. Note that the lawsuit in question is still being aggressively appealed and the receivable in question is still being pursued for collection:
o With respect to the Franklin litigation, provision of approximately $1,154,000 (for which there is no related income tax benefit) has been made as of April 2003 ($984,000 for award of damages) and as of September 2003 ($170,000 for estimated post-judgment interest). As previously disclosed, the Company did not record a loss in the period in which it suffered the trial court loss on the grounds, among others, that the Company's litigation counsel advised the Company that its prospects on appeal were strong. The Company's accounting for this case now follows the principle that any loss at a trial court level creates a de-facto satisfaction of the "probable of loss" criteria of SFAS No. 5.
o With respect to the Kentucky transportation receivable, provision of approximately $535,000 has been made as of November 2002 of an additional allowance for uncollectible accounts for the Kentucky transportation receivable, and the provision of approximately $106,000 previously recorded in 2004 has been reversed. Thus the net income effect of this matter is $266,000 after related income tax benefit. As previously disclosed, the Company did not record a loss in the period in which the broker filed for bankruptcy on the basis of management's view that, considering all facts and circum-stances of the receivable, including other avenues for recovery, it was not "probable" that the Company had incurred a loss. The Company's accounting for this matter now follows the principle that bankruptcy of a contractual obligor creates a de-facto satisfaction of the "probable of loss" criteria of SFAS No. 5 without regard to other avenues of collection of the receivable.
o The one-time reduction in estimated tax liabilities has been removed from fiscal 2003 and treated as a reduction in estimated tax liabilities that should have been recorded instead in fiscal 2000.
         In effect the Company has determined that it should have reversed an excessive reserve for tax liabilities in 2000, rather than in 2003. The excessive reserve for tax liabilities arose principally from differences in the estimated income tax provision recorded in fiscal 2000 and prior and the actual tax liabilities resulting from the ultimate filing and settlement of the tax returns for those periods. The restatement has the effect of increasing beginning retained earnings at January 1, 2002 in the amended December 31, 2004
         Form 10-K/A. In making this restatement, the Company concluded that its general concern about the adequacy of its reserve for tax liabilities in 2000 (resulting from complex tax issues arising from the dispositions in 2000) was inadequately specific and measurable to justify the maintenance of the reserve.

All related disclosures have been revised to give effect to the new accounting treatment for these matters. These changes have no effect on previously reported cash flows. In the event the Company is able to collect a portion of the Kentucky receivable it would record a gain in the period in which payment is received. In the event the Company prevails on appeal in the Franklin litigation (and no further appeal is available), the Company would record a gain in the period in which the Company prevails. For a more detailed discussion of these contingencies, refer to the Form 10-K/A.

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

The restatement for 2004 impacted the fourth quarter only. Thus these restatements impact the balance sheets included herein but have no impact on results of operations or cash flows for any period presented herein.

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

As described in "Amendment of Previous Financial Reports Related to Contingent Liability Matters" above, the Company has recorded a provision for uncollectible accounts of $535,000 in the year ended December 31, 2002. In the event the Company is able to collect a portion of the Kentucky receivable it would record a gain in the period in which payment is received. This matter relates to the Company's adult day care segment which was sold on September 30, 2005.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2005 Compared with three months ended March 31,
2004


                Consolidated                         2005                          2004                        Change
                ------------
                                       ---------------- ---------- ------------------ ----------- --------------- ----------
                                           Amount        % Rev            Amount      % Rev          Amount           %
                                       ---------------- ---------- ------------------ ----------- --------------- ----------

Net revenues:
  Home Health Care         VN          $     9,655,519       41.1%  $      8,341,410        38.9%  $    1,314,109      15.8%
                           PC                8,756,432       37.2%         8,101,892        37.7%         654,540       8.1%
                                        ---------------            ------------------             ---------------
                                             18,411,951      78.3%        16,443,302        76.6%       1,968,649      12.0%

  Adult Day Care                             5,107,183       21.7%         5,025,114        23.4%          82,069       1.6%
                                        ---------------            ------------------             ---------------
                                        $    23,519,134     100.0%  $     21,468,416       100.0%  $    2,050,718       9.6%
                                        ===============            ==================             ===============
Operating income
  Home Health Care         VN           $    1,617,748       16.8%  $      1,508,177        18.1%  $      109,571       7.3%
                           PC                  694,055        7.9%           706,670         8.7%         (12,615)     -1.8%
                                        ---------------            ------------------             ---------------
                                             2,311,803       12.6%         2,214,847        13.5%          96,956       4.4%

  Adult Day Care                               229,680        4.5%          (141,448)       -2.8%         371,128    -262.4%
                                        ---------------            ------------------             ---------------
                                             2,541,483       10.8%         2,073,399         9.7%         468,084      22.6%

Unallocated corporate expenses               1,749,169        7.4%         1,372,136         6.4%         377,033      27.5%
                                        ---------------            ------------------             ---------------
Income before interest expense
   and income taxes                            792,314        3.4%           701,263         3.3%          91,051      13.0%

Facility gains (losses)                              -        0.0%             6,420         0.0%          (6,420) -100.0%

Interest expense                                91,207        0.4%           144,843         0.7%         (53,636)    -37.0%

Income taxes                                   280,443        1.2%           225,136         1.0%          55,307      24.6%
                                        ---------------             ------------------             ---------------
Net income                              $      420,664        1.8%  $        337,704         1.6%  $       82,960      24.6%
                                        ===============             ==================             ===============

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

                                                                    Three months ended March 31,
                                      --------------------------- --------------------------- -------------------------
                                                 2005                        2004                      Change
                                      ---------------- ---------- ---------------- ---------- --------------- ---------
                                          Amount        % Rev         Amount         % Rev        Amount         %
                                      ---------------- ---------- ---------------- ---------- -------------------------

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

Adult Day Care (ADC) Segment-Three Months

                                                                    Three months ended March 31,
                                      ---------------------------- ---------------------------- -------------------------
                                                 2005                         2004                       Change
                                      ---------------- ----------- ---------------- ----------- --------------- ---------
                                          Amount        % Rev          Amount         % Rev         Amount         %
                                      ---------------- ----------- ---------------- ----------- -------------------------

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

Cash Flows
Key elements to the Consolidated Statements of Cash Flows for the three months ending March 31, 2005 and 2004 were:

Net Change in Cash and Cash Equivalents           2005                2004
---------------------------------------   ------------------    ---------------
  Provided by (used in):
    Operating activities                  $     2,357,145        $  1,466,089
    Investing activities                         (226,464)           (137,042)
    Financing activities                       (2,033,261)         (1,413,221)
    Discontinued operations activities            (77,167)             64,158
                                          -------------------  ----------------
Net (decrease) increase in cash and
    cash equivalents                      $        20,253              (20,017)
                                          ===================  ================

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

As described in Note 8. "Amendment of Previous Financial Reports Related to Contingent Liability Matters" in the notes to the financial statements, we have recorded a litigation loss provision of $1,154,241 on a restated basis in the year ended December 31, 2003. The cash will remain in escrow until the matter reaches its ultimate resolution.

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

                  None

         Item 3.  Defaults Upon Senior Securities

                  None

         Item 4.  Submission of Matters to a Vote of Security Holders

                  None

         Item 5.  Other Information

                  None

         Item 6. Exhibits

                  2.1
                  Asset Purchase Agreement dated as of March 29, 2005, by and among (i) Caretenders Visiting Services of District 6, LLC,
                  (ii) Manatee Memorial Hospital, L.P., and (iii) Almost Family, Inc. (schedules have been omitted but will be furnished supplementally to the SEC upon request) (exhibit previously filed with the Form 10-Q/A submitted on May 13, 2005).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to the report to be signed on its behalf by the undersigned thereunto duly authorized.


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