Form 10-Q/A
period 2005-06-30
ALMOST FAMILY INC
filed 2005-11-15
CIK 799231

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

The purpose of this Amendment No. 1 is to reflect in the financial statements for the covered period, the restatements announced by the Company on November 14, 2005.

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

        Condensed Consolidated Statements of Income for the Six Months Ending June 30, 2005 and June 30, 2004.........5

        Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2005 and June 30, 2004......6

        Notes to Condensed Consolidated Financial Statements..........................................................7

     Item 2.  Managements's Discussion and Analysis of Financial Condition and Results of Operations.................17

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk.............................................31

     Item 4.  Controls and Procedures................................................................................32

PART II.  OTHER INFORMATION..........................................................................................33

     Item 1.   Legal Proceedings.....................................................................................33

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds............................................33

     Item 3.  Defaults Upon Senior Securities........................................................................33

     Item 4.  Submission of Matters to a Vote of Security Holders....................................................33

     Item 5.  Other Information......................................................................................34

     Item 6.  Exhibits...............................................................................................35




                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (AS RESTATED)

                                                                            June 30,            December 31,
                                  ASSETS                                    2005 (1)              2004 (1)
                                  ------
                                                                        -------------------   -------------------
                                                                              (UNAUDITED)
   CURRENT ASSETS:
      Cash and cash equivalents                                         $        358,144      $        423,031
      Accounts receivable - net                                               12,442,728            12,362,682
      Prepaid expenses and other current assets                                1,163,542               654,650
      Deferred tax assets                                                      1,452,690             1,352,000
      Net assets of discontinued operations                                            -               122,503
                                                                        -------------------   -------------------
         TOTAL CURRENT ASSETS                                                  15,417,104            14,914,866
                                                                        -------------------   -------------------

   CASH HELD IN ESCROW (Note 8)                                                1,154,241            1,154,241

   PROPERTY AND EQUIPMENT - NET                                                4,420,493             5,106,628

   GOODWILL                                                                    9,420,314             6,449,310

   OTHER ASSETS                                                                  179,496               171,045
                                                                         -------------------   -------------------
                                                                        $      30,591,648     $     27,796,090
                                                                         ===================   ===================



                   LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES:
      Accounts payable                                                   $     2,310,907      $      3,260,747
     Accrued other liabilities                                                 6,114,797             4,823,157
      Current portion - capital leases and term debt                             600,910               577,785
      Net Liabilities of discontinued operations                                  95,910                     -
                                                                         ------------------   --------------------
         TOTAL CURRENT LIABILITIES                                             9,122,524             8,661,689
                                                                         ------------------   --------------------

   LONG-TERM LIABILITIES:
      Revolving Credit Facility                                                4,560,085              3,769,575
      Capital leases                                                           1,068,332              1,312,750
      Seller Notes                                                               700,000                      -
      Deferred tax liabilities                                                   191,357                225,690
      Other liabilities                                                        1,685,113              1,679,676
                                                                         ------------------   --------------------
          TOTAL LONG-TERM LIABILITIES                                          8,204,887              6,987,691
                                                                         ------------------   --------------------
          TOTAL LIABILITIES                                                   17,327,411             15,649,380
                                                                          ------------------   --------------------

   COMMITMENTS AND CONTINGENCIES (Note 8)

   STOCKHOLDERS' EQUITY:
      Common stock, par value $0.10; authorized 10,000,000 shares;
      3,430,394 and 3,414,874 issued                                             343,039                341,490
      Treasury stock, at cost, 1,096,783 and 1,096,783 shares                 (7,772,048)            (7,772,048)
      Additional paid-in capital                                              26,658,041             26,548,634
      Accumulated deficit                                                     (5,964,795)            (6,971,366)
                                                                         ------------------   --------------------
          TOTAL STOCKHOLDERS' EQUITY                                           13,264,237             12,146,710
                                                                         ------------------   --------------------
                                                                          $     30,591,648     $      27,796,090
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


      See accompanying Notes to Condensed Consolidated Financial Statements

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                                               Three months ended
                                                                      ------------------- --- ------------------
                                                                        June 30, 2005           June 30, 2004
                                                                      -------------------     ------------------

    Net revenues                                                     $      24,772,281       $     21,702,353
    Cost of services                                                        20,694,752             18,197,924
    General and administrative expenses                                      1,901,173              1,696,307
    Depreciation and amortization expense                                      589,155                608,935
    Provision for uncollectible accounts                                       404,391                365,333
                                                                     --------------------    -------------------
    Income from continuing operations before other
    income (expense) and income taxes                                        1,182,810                833,854

    Other income (expense)
       Interest expense                                                        (97,106)              (123,116)
       Facility gains                                                           (8,317)                (2,566)
                                                                     --------------------    -------------------
    Income from continuing operations before income taxes                    1,077,387                708,172

    Provision for income taxes                                                 408,630                283,269
                                                                     --------------------    -------------------
       Income from continuing operations                              $        668,757       $        424,903

    Income (loss) from discontinued operations, net of tax                     (46,119)               (30,218)
                                                                     --------------------    -------------------
       Net income                                                     $        622,638       $        394,685
                                                                     ====================    ===================

    Per share amounts-Basic:
    Average shares outstanding                                               2,331,243              2,299,000
    Income from continuing operations                                  $          0.29       $           0.18
    Income (loss) from discontinued operations                                   (0.02)                 (0.01)
                                                                     --------------------    -------------------
       Net income                                                      $          0.27       $           0.17
                                                                     ====================    ===================

    Per share amounts-Diluted:
     Average shares outstanding                                             2,627,375               2,552,978
    Income from continuing operations                                $           0.25        $           0.17
    Income (loss) from discontinued operations                                  (0.02)                  (0.01)
                                                                     --------------------    -------------------
     Net income                                                      $           0.23        $           0.16
                                                                     ====================    ===================








     See accompanying Notes to Condensed Consolidated Financial Statements.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                                                Six months ended
                                                                       ------------------ --- ------------------
                                                                         June 30, 2005          June 30, 2004
                                                                       ------------------     ------------------

    Net revenues                                                     $      48,291,414       $     43,170,769
    Cost of services                                                        40,472,772             36,235,363
    General and administrative expenses                                      3,880,783              3,247,378
    Depreciation and amortization expense                                    1,193,646              1,213,088
    Provision for uncollectible accounts                                       769,089                939,824
                                                                     --------------------    -------------------
    Income from continuing operations before other
      income (expense) and income taxes                                      1,975,124              1,535,116

    Other income (expense)
      Interest expense                                                        (188,313)              (267,959)
      Facility gains                                                            (8,317)                 3,854
                                                                     --------------------    -------------------
    Income from continuing operations before income taxes                    1,778,494              1,271,011

    Provision for income taxes                                                 689,072                508,405
                                                                     --------------------    -------------------
      Income from continuing operations                              $       1,089,422       $        762,606

    Income (loss) from discontinued operations, net of tax                     (82,849)               (66,559)
                                                                     --------------------    -------------------
         Net income                                                  $       1,006,573       $        696,047
                                                                     ====================    ===================

    Per share amounts-Basic:
    Average shares outstanding                                               2,323,992              2,297,763
    Income from continuing operations                                $            0.47       $           0.33
    Income (loss) from discontinued operations                                   (0.04)                 (0.03)
                                                                     --------------------    -------------------
         Net income                                                  $            0.43       $           0.30
                                                                     ====================    ===================

    Per share amounts-Diluted:
    Average shares outstanding                                               2,622,501               2,553,915
    Income from continuing operations                                $            0.42        $           0.30
    Income (loss) from discontinued operations                                   (0.03)                  (0.03)
                                                                     --------------------    -------------------
         Net income                                                  $            0.39        $           0.27
                                                                     ====================    ===================









     See accompanying Notes to Condensed Consolidated Financial Statements.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                               Six months ended
                                                                      -----------------------------------------
                                                                          June 30, 2005      June 30, 2004
                                                                      -------------------  --------------------

   Cash flows from operating activities:
   Net income                                                         $     1,006,573      $        696,047
      Less loss from discontinued operations                                  (82,849)              (66,559)
                                                                      -------------------  --------------------
   Income from continuing operations                                        1,089,422               762,606
   Adjustments to reconcile income from continuing operations to net cash provided by (used in)operating activities:
      Depreciation and amortization                                         1,193,646             1,213,088
      Provision for uncollectible accounts                                    769,089               939,824
      Loss on sale of assets                                                    8,317                (3,854)
      Deferred income taxes                                                  (135,023)              (83,172)
                                                                      -------------------  --------------------
                                                                      $     2,925,451      $      2,828,492
      Change in certain net assets, net of the effects of acquisitions:
      (Increase) decrease in:
         Accounts receivable                                                 (835,397)           (1,399,940)
         Prepaid expenses and other current assets                           (537,278)              123,215
         Other assets                                                          (8,451)                 (304)
      Increase (decrease) in:
         Accounts payable and accrued expenses                                405,599               653,337
         Other liabilities                                                      5,438                22,090
                                                                      -------------------  --------------------
         Net cash provided by operating activities                    $     1,955,362      $      2,226,890
                                                                      -------------------  --------------------

     Cash flows from investing activities:
      Capital expenditures                                                   (487,442)             (355,724)
      Cash received from sale of assets                                             -                 3,854
      Acquisitions, net of cash acquired                                   (2,271,004)                    -
                                                                      -------------------  --------------------
         Net cash used in investing activities                        $    (2,758,446)     $       (351,870)
                                                                      -------------------  --------------------

   Cash flows from financing activities:
      Net revolving credit facility borrowings (repayments)                   790,509            (1,459,798)
      Proceeds from stock option exercises                                     47,156                21,250
      Principal payments on capital leases and notes payable                 (221,293)             (120,119)
                                                                      -------------------  --------------------
         Net cash provided by/(used in) financing activities          $       616,372      $     (1,558,667)
                                                                      -------------------  --------------------
         Net cash provided by (used in) continuing operations         $      (186,712)     $         316,353
                                                                      -------------------  --------------------
   Cash Flows From Discontinued Operations:
         Operating activities                                                 (34,227)              (704,374)
         Investing activities                                                 156,052                    731
         Financing activities                                                       -                      -
                                                                      -------------------  --------------------
   Net cash provided by/(used in) discontinued operations                     121,825              (703,643)
                                                                      -------------------  --------------------
   Net decrease in cash and cash equivalents                                  (65,486)             (387,290)

   Cash and cash equivalents at beginning of period                           423,031               895,743
                                                                      -------------------  --------------------
   Cash and cash equivalents at end of period                         $       358,144      $        508,453
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


                                          Three months ended June 30,               Six months ended June 30,
                                     -------------------------------------   -----------------------------------
                                            2005                 2004                 2005                 2004
                                     -------------------    ----------------     ----------------    -----------------

Net Revenues

Home Health Care
   Visiting nurses                    $      10,317,868      $    8,108,047       $   19,973,387      $   16,449,457
   Personal care                              9,005,375           8,288,627           17,761,807          16,390,519
                                     -------------------    ----------------     ----------------    -----------------
                                             19,323,243          16,396,674           37,735,194          32,839,976
Adult day care                                5,449,038           5,305,679           10,556,220          10,330,793
                                     -------------------    ----------------     ----------------    -----------------
                                      $      24,772,281      $   21,702,353       $   48,291,414      $   43,170,769
                                     ===================    ================     ================    =================
Operating Income

Home Health Care
   Visiting nurses                    $       1,468,753      $    1,305,639       $    3,091,779      $    2,813,815
   Personal care                                941,215             689,023            1,637,358           1,395,693
                                     -------------------    ----------------     ----------------    -----------------
                                              2,409,968           1,994,662            4,729,137           4,209,508
Adult day care                                  355,328             357,947              603,949             217,126
                                     -------------------    ----------------     ----------------    -----------------
                                              2,765,296           2,352,609            5,333,086           4,426,634
Unallocated corporate expenses                1,582,486           1,518,755           3,3357,962          2,891,518
                                     -------------------    ----------------     ----------------    -----------------
   Operating income                   $       1,182,810      $      833,854       $    1,975,124      $    1,535,116
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

                                            Three months ended June 30,                 Six months ended June 30,
                                        -----------------------------------------    ---------------------------------------
                                              2005                  2004                   2005                  2004
                                        ------------------    -------------------    ------------------    -------------------

Net income as reported                  $        622,638      $         394,685      $     1,006,573       $         696,047
Pro forma stock-based comp-
  ensation expense, net of tax                     1,188                    444                4,753                     887
                                        ------------------    -------------------    ------------------    -------------------
Pro forma net income                    $        621,450      $         394,241      $     1,001,820       $         695,160
                                        ==================    ===================    ==================    ===================

Earnings per common share:
  Basic - as reported                   $           0.27      $            0.17      $          0.43       $            0.30
  Basic - pro forma                     $           0.27      $            0.17      $          0.43       $            0.30
  Diluted - as reported                 $           0.24      $            0.15      $          0.38       $            0.27
  Diluted - proforma                    $           0.24      $            0.15      $          0.38       $            0.27



7.       Earnings Per Common Share

There were no adjustments required to be made to net income for purposes of computing basic and diluted earnings per common share. A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted earnings per common share is as follows:


                                         Three months ended June 30,                        Six months ended June 30,
                                       -----------------------------------------    ---------------------------------------
                                              2005                  2004                   2005                  2004
                                       -------------------    ------------------    -------------------   -------------------

Shares used to compute basic
  earnings per  common share -
  weighted average shares
  outstanding                                 2,331,243              2,299,000             2,323,992             2,297,763
Dilutive effect of stock options                296,132                253,978               298,509               256,152
                                       -------------------    ------------------    -------------------   -------------------
Shares used to compute diluted
  earnings per common share                   2,627,375              2,552,978             2,622,501             2,553,915
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

9.       Acquisitions

Consistent with its stated business plan, on April 1, 2005 the Company acquired all the assets and business operations of a Medicare-certified visiting nurse agency located in Bradenton, Florida.. The total purchase price of $3.2 million was paid $2.5 million in cash at closing with the $700,000 balance in the form of a note payable bearing interest at 6% due in its entirety two years after closing. The Company funded the cash portion of the purchase price with available borrowings on its revolving credit facility. The acquired operations generated net revenues of approximately $3.5 million in the year ended December 31, 2004. In the quarter ended June 30, 2005, the acquired operations generated net revenues of approximately $1.0 million and operating income of approximately $111,000.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company has not yet finalized the valuation of intangible assets, thus, the allocation of the purchase price is subject to refinement.

At April 1, 2005 (rounded to nearest thousands):

         Accounts receivable                   $              500
         Property, plant & equipment                          105
         Goodwill                                           2,808
                                               ------------------

           Assets acquired                                  3,414
         Liabilities assumed                                 (61)
                                               ------------------
         Net assets acquired                   $            3,353
                                               ------------------

The unaudited pro-forma results of operations of the Company as if this acquisition had been made at the beginning of 2004 are as follows:

                                          Six months ended June 30,
                                      2005                        2004
                                --------------------------------------
 Revenues                       $    49,295           $    45,055
 Income from Continuing
   Operations                         1,199                   942

 Earnings Per Share
   Basic                        $      0.52           $      0.41
 Diluted                        $      0.46           $      0.37

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

If the ADC divestiture had qualified for discontinued operations accounting treatment at June 30, 2005, we would have reported growth in net income from continuing operations of 68% to $660,484 ($0.25 per diluted share) for the June 2005 quarter from $392,710 ($0.15 per diluted share) in the June 2004 quarter. We would have reported continuing operations revenue growth of 17.8% to $19.3 million in the June 2005 quarter, up from $16.4 million in the June 2004 quarter. These results exclude the effect the use of the net proceeds of the sale of the ADC operations would have had on interest expense (income) net of income tax effect.

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

RESULTS OF OPERATIONS

                            Three months ended June 30, 2005 Compared with three months ended June 30, 2004

                  Consolidated                         2005                          2004                        Change
                  ------------
                                         ----------------- --------- ------------------ ----------- ---------------- ----------
                                             Amount         % Rev           Amount      % Rev          Amount            %
                                         ----------------- --------- ------------------ ----------- ---------------- ----------

  Net revenues:
    Home Health Care         VN          $      10,317,868     41.7%  $      8,108,047        37.4%  $    2,209,821       27.3%
                             PC                  9,005,375     36.4%         8,288,627        38.2%         716,748        8.6%
                                            ---------------          ------------------             ----------------
                                                19,323,243     78.0%        16,396,674        75.6%       2,926,569       17.8%
    Adult Day Care                               5,449,038     22.0%         5,305,679        24.4%         143,359        2.7%
                                            ---------------          ------------------             ------------------
                                          $     24,772,281    100.0%  $     21,702,353       100.0%  $    3,069,928       14.1%
                                            ===============          ==================             ================
  Operating income
    Home Health Care         VN            $     1,468,753     14.2%  $      1,305,639        16.1%  $      163,114       12.5%
                             PC                    941,215     10.5%           689,023         8.3%         252,192       36.6%
                                            ---------------          ------------------             ----------------
                                                 2,409,968     12.5%         1,994,662        12.2%         415,306       20.8%
  Adult Day Care                                   355,328      6.5%           357,947         6.7%          (2,619)      -0.7%
                                            ---------------          -----------------              ------------------
                                                 2,765,296     11.2%         2,352,609        10.9%         412,687       17.5%
  Unallocated corporate expenses                 1,582,486      6.4%         1,518,755         7.0%          63,731        4.2%
                                            ---------------            ------------------           -----------------
  Income before interest expense
    and income taxes                             1,182,810      4.8%           833,854         3.8%         348,956       41.8%
  Facility gains (losses)                           (8,317)     0.0%            (2,566)        0.0%          (5,751)     224.1%
  Interest expense                                  97,106      0.4%           123,116         0.6%         (26,010)     -21.1%
  Income taxes                                     408,630      1.6%           283,269         1.3%         125,361       44.3%
                                            ---------------            ------------------             ----------------
  Net income                                       668,757      2.7%  $        424,903         2.0%  $      243,854       57.4%
                                            ===============            ==================             ================

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

Personal Care (PC) Segment-Three Months

                                                                     Three months ended June 30,
                                      --------------------------- --------------------------- -------------------------
                                                 2005                        2004                      Change
                                       ---------------- ---------- ---------------- ---------- --------------- ---------
                                          Amount        % Rev         Amount         % Rev        Amount         %
z                                      ---------------- ---------- ---------------- ---------- --------------- ---------

  Net revenues                        $     9,005,375     100.0%  $     8,288,627     100.0%  $     716,748       8.6%
  Cost of services                          7,681,681      85.3%        7,198,112      86.8%        483,569       6.7%
  General & administrative                    116,788       1.3%           96,019       1.2%         20,769      21.6%
  Depreciation & amortization                  86,326       1.0%           91,121       1.1%         (4,795)     -5.3%
  Uncollectible accounts                      179,365       2.0%          214,352       2.6%        (34,987)    -16.3%
                                      ----------------            ----------------            ---------------
  Operating income                    $       941,215       10.5% $       689,023        8.3% $     252,192      36.6%
                                      ================            ================            ===============

  Admissions                                      629                         616                        13       2.1%
  Patient months of care                        9,953                       9,171                       782       8.5%
  Patient days of care                        123,570                     115,041                     8,529       7.4%
  Billable hours                              480,722                     463,404                    17,318       3.7%
  Revenue per billable hour           $         18.73             $         17.89             $        0.84       4.7%

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

                                                                     Three months ended June 30,
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


             Six months ended June 30, 2005 Compared with six months ended June 30, 2004

               Consolidated                        2005                          2004                        Change
               ------------
                                     ---------------- ---------- ------------------ ---------- ---------------- ----------
                                         Amount        % Rev            Amount      % Rev         Amount            %
                                     ---------------- ---------- ------------------ ---------- ---------------- ----------

Net revenues:
   Home Health Care        VN        $   19,973,387       41.4%  $      16,449,457      38.1%  $    3,523,930       21.4%
                           PC            17,761,807       36.8%         16,390,519      38.0%       1,371,288        8.4%
                                      ----------------            ----------------             --------------
                                         37,735,194       78.1%         32,839,976      76.1%       4,895,218       14.9%
   Adult Day Care                        10,556,220       21.9%         10,330,793      23.9%         225,427        2.2%
                                      ----------------            ----------------             --------------            -----------
                                     $   48,291,414      100.0%  $      43,170,769     100.0%  $    5,120,645       11.9%
                                      ================            ================             ==============
Operating income
   Home Health Care        VN        $    3,091,779       15.5% $       2,813,815      17.1%  $      277,964        9.9%
                           PC             1,637,358        9.2%         1,395,693       8.5%         241,665       17.3%
                                       ----------------          -----------------            ---------------
                                          4,729,137       12.5%          4,209,508      12.8%         519,629       12.3%
   Adult Day Care                           603,949        5.7%            217,126       2.1%         386,823      178.2%
                                       ----------------           ----------------            ----------------
                                          5,333,086       11.0%          4,426,634      10.3%         906,452       20.5%
 Unallocated corporate expenses           3,357,962        7.0%          2,891,518       6.7%         466,444       16.1%
                                       ----------------           -----------------           ----------------
Income before interest expense
   and income taxes                      1,975,124         4.1%          1,535,116       3.6%         440,008       28.7%
Facility gains (losses)                     (8,317)        0.0%              3,854       0.0%         (12,171)    -315.8%
Interest expense                           188,313         0.4%            267,959       0.6%         (79,646)     -29.7%
Income taxes                               689,072         1.4%            508,405       1.2%         180,667       35.5%
                                       ----------------           ------------------            ----------------
Net income                            $   1,089,422         2.3%  $         762,607       1.8%  $      326,815       42.9%
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

Liquidity and Capital Resources

Revolving Credit Facility

We have a $22.5 million credit facility with JP Morgan Chase Bank, NA (successor by merger to Bank One, NA), as amended on August 11, 2005, with an expiration date of June 30, 2008. The credit facility bears interest at the bank's prime rate plus a margin (ranging from -0.75% to -0.25%, currently -0.5%) dependent upon total leverage and is secured by substantially all assets and the stock of our subsidiaries. The weighted average interest rates were 5.17% and 3.77% for the quarter ended June 30, 2005 and 2004, respectively. The weighted average interest rates were 5.00% and 3.86% for the six months ended June 30, 2005 and 2004, respectively. The interest rate in effect at June 30, 2005 was 5.25%. We pay a commitment fee of 0.25% per annum on the unused facility balance. Borrowings are available equal to the greater of: a) four times earnings before interest, taxes, depreciation and amortization (as defined) or b) an asset based formula, primarily based on accounts receivable. Borrowings under the facility may be used for working capital, capital expenditures, acquisitions, development and growth of the business and other corporate purposes. As of June 30, 2005, the formula permitted approximately $19.9 million to be used, of which approximately $4.6 million was outstanding. Additionally, an irrevocable letter of credit, totaling $4.2 million, was outstanding in connection with our self-insurance programs. Thus, a total of $8.8 million was either outstanding or committed as of June 30, 2005, while an additional $11.1 million was available for use. Our revolving credit facility is subject to various financial covenants. As of June 30, 2005, we were in compliance with the covenants. Under the most restrictive of our covenants, we are required to maintain minimum net worth of at least $10.5 million.

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

         (c) Certain matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

         Proposals and Vote Tabulations


                                                      Votes Cast
          Management Proposals            For         Against      Abstain        Broker Non-votes
-----------------------------------------------------------------------------------------------------------


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

         Item 6. Exhibits

                  2.1
                  Asset Purchase Agreement dated as of August 3, 2005, by and among (i) Almost Family, Inc., (ii) Caretenders of Cincinnati, Inc., (iii) Adult Day Care of Maryland, Inc., (iv) Caretenders of Columbus, Inc., (v) Caretenders of New Jersey, Inc., (vi) Caretenders of Southwest Florida, Inc., (vii) Caretenders of West Palm Beach, Inc. (viii) Adult Day Care of Louisville, Inc. (ix) Active Day FL, Inc., (x) Active Day Oh, Inc., (xi) Active Day of MD, Inc., (xii) Active Day KY, Inc., (xiii) Active Day Fleet, Inc., and (xiv) Active Service Corporation (schedules have been omitted but will be furnished supplementally to the SEC upon request) (exhibit previously filed with the Form 10-Q submitted on August 15, 2005).

                  10.1
                  Fourth Amendment to Loan Documents dated as of August 11, 2005, by and between (i) Almost Family, Inc., (ii) each of the subsidiaries of AFI that is party to the Agreement, and (iii) JP Morgan Chase Bank, N.A. (successor by merger to Bank One N.A.) (exhibit previously filed with the Form 10-Q submitted on August 15, 2005).

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