Form 10-Q/A
period 2005-09-30
ALMOST FAMILY INC
filed 2005-11-15
CIK 799231

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

             Shares of Common Stock, $.10 par value, outstanding at
                          November 14, 2005: 2,332,027

The purpose of this Amendment No. 1 is to refile the cover page to list the numbers of shares outstanding at November 14, 2005. This information was inadvertently omitted from the original Form 10-Q.

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