Form 10-K/A
period 2004-12-31
ALMOST FAMILY INC
filed 2005-12-22
CIK 799231

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A
                                (Amendment No. 3)
(Mark One)
/ X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended     December 31, 2004

OR

/   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                        Commission file number 001-09848

                               ALMOST FAMILY, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                      06-1153720
(State or other jurisdiction of              (IRS Employer Identification No.)
    organization)

  9510 Ormsby Station Road, Suite 300                    40223
(Address of principal executive offices)               (Zip Code)

                                 (502) 891-1000
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

      Title of Each Class                       Name of Each Exchange on Which
Common Stock, par value $.10 per share                 Registered
Preferred Stock Purchase Rights                 NASDAQ  SmallCap System

Indicate by check mark whether the Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ______

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes   No X.

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

PART I

                                EXPLANATORY NOTE

Almost Family, Inc. (the "Company") hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (originally filed on March 31, 2005) (the "Original 10-K"). Amendment No. 1 on Form 10-K/A (the "First Amendment") restated our consolidated financial statements for the year ended December 31, 2004 and amended related disclosures, as described in Item 1.
"Business--Amendment of Previous Financial Reports Related to Contingent Liability Matters" and in the Notes to our Consolidated Financial Statements. Amendment No. 2 refiled the opinion of our independent auditors. (The auditor's signature was inadvertently omitted from the opinion in the First Amendment.) The purpose of Amendment No. 3 is to amend Item 9A. Controls and Procedures.

This Amendment does not reflect or otherwise update the Original 10-K for events occurring after March 31, 2005. Accordingly, this Amendment should be read in conjunction with the Original 10-K (including Amendment No. 1 and Amendment No.
2) and our filings made with the Securities and Exchange Commission subsequent to March 31, 2005.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Company's management, with participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2004.

As part of the evaluation, management considered the issues related to the restatement of the Company's financial statements as set forth in Note 1 to the consolidated financial statements. These issues all related to contingent liabilities as set forth in accordance with Statement of Financial Accounting Standards No. 5 "Accounting for Contingent Liabilities" (SFAS No. 5).

Management believes that its disclosure controls and other procedures operated effectively with regard to processing and disclosing the information related to these matters each of which was reviewed and discussed in depth with the Company's independent auditors and with the Company's Audit Committee before the initial filing of the Form 10-K for the year ended December 31, 2004.

The restatements described in Note 1 to the consolidated financial statements resulted from conclusions reached by management, the auditors and the audit committee regarding the interpretation of SFAS No. 5 based on the facts and circumstances of each matter and not from any misunderstanding or error in the facts and circumstances. The Company's management will in the future apply the principles related to SFAS No. 5 as set forth in Note 1 to the consolidated financial statements.

Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2004. There were no changes in the Company's internal control over financial reporting during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALMOST FAMILY, INC.
December 22, 2005

/S/ William B. Yarmuth
    ------------------
    William B. Yarmuth
    Chairman, President and Chief Executive Officer

/S/ C. Steven Guenthner
    -------------------
    C. Steven Guenthner
    Senior Vice President and Chief Financial Officer
    (Principal Financial and Accounting Officer)

                                                                 Exhibit 31.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                  PURSUANT TO SECTION 302 OF SARBANES-OXLEY ACT

I, William B. Yarmuth, certify that:

1. I have reviewed this annual report on Form 10-K/A of Almost Family, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

      Date:   December 22, 2005

BY  /s/ William B. Yarmuth
    ----------------------
    William B. Yarmuth
    Chairman of the Board, President &
    Chief Executive Officer

                                                                   Exhibit 31.2

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                  PURSUANT TO SECTION 302 OF SARBANES-OXLEY ACT

I, C. Steven Guenthner, certify that:

1. I have reviewed this annual report on Form 10-K/A of Almost Family, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

     Date:   December 22, 2005

BY  /s/ C. Steven Guenthner
    ------------------------
    C. Steven Guenthner
    Senior Vice President & Chief Financial Officer

                                                                    Exhibit 32.1


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350
     (AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)


               I, William B. Yarmuth, Chief Executive Officer of Almost Family, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

         (1) The Annual Report on Form 10-K/A of the Company for the annual period ended December 31, 2004 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.





Date:          December 22, 2005                   By  /s/ William B. Yarmuth
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

                                                                   Exhibit 32.2

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350
     (AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)


               I, C. Steven Guenthner, Chief Financial Officer of Almost Family, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

         (1) The Annual Report on Form 10-K/A of the Company for the annual period ended December 31, 2004 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company





Date:   December 22, 2005                     By  /s/ C. Steven Guenthner
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