Form 10-K
period 2005-12-31
ALMOST FAMILY INC
filed 2006-03-31
CIK 799231

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
/ X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended December 31, 2005

OR

/  /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

         For the transition period from _____________ to _______________

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

                                      None.
              (Former name, former address and former fiscal year,
                         if changed since last report)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                               Title of Each Class
                     Common Stock, par value $.10 per share
                         Preferred Stock Purchase Rights

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.   Yes____  No__X__

Indicate by check mark if the  registrant  is not required to file reports
pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes____   No__X__

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ______

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ____ Accelerated filer ___ Non-accelerated filer __X__

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).   Yes_____   No__X___

As of June 30, 2005, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $25,936,973 based on the last sale price of a share of the common stock as of June 30, 2005 ($13.71), as reported by the NASDAQ SmallCap System.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                           Outstanding at December 31, 2005
---------------------------------------       ---------------------------------
Common Stock, $.01 par value per share                 2,399,170  Shares

                       DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant's Annual Meeting of Stockholders, to be held May 16, 2005, is incorporated by reference in Part III to the extent described therein.

                                              TABLE OF CONTENTS

PART I..............................................................................................................4
------


   Item 1.     Business.............................................................................................4

   Item 1A.    Risk Factors........................................................................................13

   Item 1B.    Unresolved Staff Comments...........................................................................21

   Item 2.     Properties..........................................................................................21

   Item 3.     Legal Proceedings...................................................................................21

   Item 4.     Submission of  Matters to a Vote of Security Holders................................................22

PART II............................................................................................................22


   Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
               Securities..........................................................................................22

   Item 6.     Selected Financial Data.............................................................................24

   Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations...............25

   Item 7A.  Quantitative and Qualitative Disclosures about Market Risk............................................40

   Item 8.     Financial Statements and Supplementary Data.........................................................41

   Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................63

   Item 9A.  Controls and Procedures...............................................................................63

   Item 9B.  Other Information.....................................................................................63

PART III...........................................................................................................64


   Item 10.   Directors and Executive Officers of the Registrant...................................................64

   Items 11, 12, 13 and 14.  Executive Compensation; Security Ownership of Certain Beneficial Owners and
   Management and Related Stockholder Matters; Certain Relationships and Related Transactions; and Principal
   Accountant Fees and Services....................................................................................65

PART IV............................................................................................................66


   Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K......................................66


Special Caution Regarding Forward-Looking Statements

Certain statements contained in this annual report on Form 10-K, including, without limitation, statements containing the words "believes," "anticipates," "intends," "expects," "assumes," "trends" and similar expressions, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon the Company's current plans, expectations and projections about future events. However, such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, the following:
o     general economic and business conditions;
o     demographic changes;
o     changes in, or failure to comply with, existing governmental regulations;
o     legislative proposals for healthcare reform;
o     changes in Medicare and Medicaid reimbursement levels;
o     effects of competition in the markets in which the Company operates;
o     liability and other claims asserted against the Company;
o     ability to attract and retain qualified personnel;
o     availability and terms of capital;
o loss of significant contracts or reduction in revenues associated with major payer sources;
o     ability of customers to pay for services;
o     business disruption due to natural disasters or terrorist acts;
o ability to successfully integrate the operations of acquired businesses and achieve expected synergies and operating efficiencies from the acquisition, in each case within expected time-frames or at all;
o     effect on liquidity of the Company's financing arrangements;
o changes in estimates and judgments associated with critical accounting policies and estimates.

For a detailed discussion of these and other factors that could cause the Company's actual results to differ materially from the results contemplated by the forward-looking statements, please refer to Item 1A. "Risk Factors" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission ("SEC"), the Company does not have any intention or obligation to publicly release any revisions to forward-looking statements to reflect unforeseen or other events after the date of this report. The Company has provided a detailed discussion of risk factors within this annual report on Form 10-K and various filings with the SEC. The reader is encouraged to review these risk factors and filings.

PART I

ITEM 1.  BUSINESS

In this report, the terms "Company," "we," "us" or "our" mean Almost Family, Inc. and all subsidiaries included in our consolidated financial statements.

Introduction

Almost Family, Inc. TM and subsidiaries (collectively "Almost Family") is a leading regional provider of home health nursing services. We have service locations in Florida, Kentucky, Ohio, Maryland, Connecticut, Massachusetts, Indiana and Alabama (in order of revenue significance).

We were incorporated in Delaware in 1985. Through a predecessor merged into the Company in 1991, we have been providing health care services, primarily home health care, since 1976. On January 31, 2000, we changed the Company's name to Almost Family, Inc. from Caretenders (R) HealthCorp. We reported approximately

$75 million of revenues from continuing operations in the year ended December 31, 2005. Unless otherwise indicated, the financial information included in Part I is for continuing operations.

How We Are Currently Organized and Operate

The Company has two reportable segments, Visiting Nurse (VN) and Personal Care
(PC). Reportable segments have been identified based upon how management has organized the business by services provided to customers and the criteria in SFAS 131, "Disclosures about Segments of an Enterprise and Related Information."

Our VN segment provides skilled medical services in patients' homes largely to enable recipients to reduce or avoid periods of hospitalization and/or nursing home care. VN Medicare revenues are generated on a per episode basis rather than a fee per visit or hourly basis. Approximately 92% of the VN segment revenues are generated from the Medicare program while the balance is generated from Medicaid and private insurance programs.

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

On September 30, 2005, we sold our Adult Day Care (ADC) business segment. The ADC segment information has been reclassified from continuing operations into discontinued operations for all periods presented.

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

The execution of our business plan will place primary emphasis on the development of our Visiting Nurse operations. Our Personal Care operation will help us maintain a level of diversification of reimbursement risk that we believe is appropriate.

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

Based on our business plan, we expect our Visiting Nurse revenues to grow from just under one-half of total revenues to about two-thirds of total revenues sometime in the next three to five years.

Overview of Our Services

Visiting Nurse Services (VN)

Our Visiting Nurse services consist primarily of the provision of skilled in-home medical services to patients in need of short-term recuperative health care. A majority of our patients receive this care immediately following a period of hospitalization or care in another type of in-patient facility. We operate fourteen (14) Medicare-certified home health agencies with a total of twenty-seven (27) locations. In the year ended December 31, 2005, approximately 92% of our visiting nurse segment revenues were derived from the Federal Medicare program.

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

Personal Care Services (PC)

Our PC segment services are also provided in patients' homes. These services (generally provided by para-professional staff such as home health aides) are generally of a custodial rather than skilled nature. PC revenues are generated on an hourly basis. We currently operate twenty five (25) personal care locations.

                                        Visiting Nurse           Personal Care
       Locations                            Branches                Branches
       ---------------------------   -----------------------  ------------------
       Florida:
         Bradenton                                   1                    -
         Fort Lauderdale                             1                    1
         Fort Myers                                  1                    1
         Gainesville                                 1                    -
         Melbourne                                   1                    -
         Naples                                      1                    1
         Orlando                                     1                    -
         Port Charlotte                              1                    -
         Port St. Lucie                              1                    1
         Sarasota                                    1                    1
         St. Augustine                               1                    1
         Titusville                                  1                    -
         Vero Beach                                  1                    -
         West Palm Beach                             -                    1
       Kentucky:
         Elizabethtown                               1                    1
         Frankfort                                   1                    -
         Lebanon Junction                            1                    1
         Lexington                                   1                    1
         Louisville                                  1                    1
         Northern KY (metro                          1                    1
          Cincinnati)
         Owensboro                                   1                    1
       Ohio:
         Akron                                       1                    1
         Cincinnati                                  -                    1
         Cleveland                                   2                    2
         Columbus                                    -                    1
         Youngstown                                  1                    -
       Connecticut:
         Bridgeport                                  -                    1
         Danbury                                     -                    1
         Stamford                                    -                    1
         Waterbury                                   -                    1
         West Haven                                  -                    1
       Massachusetts:
         Boston                                      1                    -
       Indiana:
         Evansville                                  1                    1
         New Albany                                  1                    -
       Alabama:
         Birmingham                                  -                    1
                                    -------------------  -------------------
       Total                                        27                   25
                                    ===================  ===================

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

The following table sets forth our revenues derived from each major class of payor during the indicated periods (by percentage of net revenues):


                                         Year Ended         Year Ended December             Year Ended
Payor Group                           December 31, 2005           31, 2004              December 31, 2003
---------------------------------- ------------------------ ----------------------- ----------------------------
Medicare                                    49.1%                  44.7%                      43.0%
Medicaid and other Government
  Programs                                  34.3%                  36.1%                      37.6%
Insurance and private pay                   16.6%                  19.2%                      19.4%

Medicare revenues are earned only in our VN segment where they account for 92% of segment revenues. Historical changes in payment sources are primarily a result of changes in the types of customers we attract.

Our business plan calls for us to increase our payor mix to about two-thirds Medicare over the next three to five years with a corresponding decrease in the percentage of revenue derived from Medicaid and Other Government Programs.

As shown above, approximately 34% of our 2005 revenues were derived from state Medicaid and other government programs, most of which are currently facing significant budget issues. The Medicaid programs in each of the states in which we operate are taking actions or evaluating taking actions to control the rate of growth of Medicaid expenditures. Among these actions are the following:
         o Redefining eligibility standards for Medicaid coverage
         o Redefining coverage criteria for home and community based care services
         o Slowing payments to providers by increasing the minimum time in which payments are made
         o Limiting reimbursement rate increases
         o Changing regulations under which providers must operate
The actions being taken and/or being considered are because the number of Medicaid beneficiaries and their related expenditures are growing at a faster rate than the government's revenue. Medicaid is consuming a greater percentage of the budget. This issue is exacerbated when revenues slow in a slowing economy. We believe that these financial issues are cyclical in nature rather than indicative of the long-term prospect for Medicaid funding of health care services. Additionally, we believe our services offer the lowest cost alternative to institutional care and are a part of the solution to the states' Medicaid financing problems. It is possible however, that the actions taken by the state Medicaid programs in the future could have a significant unfavorable impact on our results of operations, financial condition and liquidity.

See "Government Regulation" and "Risk Factors." We will monitor the effects of such items and may consider modifications to our expansion and development strategy when and if necessary.

Acquisitions

Over the next three to five years we will actively seek to acquire quality providers of Medicare-certified home health services. We may consider acquisitions of businesses that provide health care services similar to those we currently offer in our Personal Care segment but we expect most of our acquisition activity to be focused on Visiting Nurse operations.

Factors which may affect future acquisition decisions include the quality and potential profitability of the business under consideration, and our profitability and ability to finance the transaction.

During 2005, we acquired three visiting nurse operations one of which was essentially a startup operation. These operations added to our market presence in Florida.

On April 1, 2005 we acquired all the assets and business operations of a Medicare-certified visiting nurse agency located in Bradenton, Florida. The total purchase price of $3.2 million was paid in the form of $2.5 million in cash at closing with the $700,000 balance in the form of a note payable bearing interest at 6% payable quarterly and the note balance due in two years after closing. We funded the cash portion of the purchase price with available borrowings on our revolving credit facility.

On November 12, 2005 we acquired all the assets and business operations of a Medicare-certified visiting nurse agency located in St. Augustine, Florida. The total purchase price of $800,000 was paid in the form of $600,000 in cash at closing with the balance in the form of a note payable bearing interest at 6% due in its entirety three years after closing. We funded the cash portion of the purchase price with cash on hand.

Competition, Marketing and Customers

The visiting nurse industry is highly competitive and fragmented. Competitors include larger publicly held companies such as Gentiva (NasdaqNM:GTIV) and Amedisys (NasdaqNM:AMED), numerous privately held multi-site home care companies, privately held single-site agencies and a significant number of hospital-based agencies. In some locations, county health departments operate home health agencies. Competition for customers at the local market level is very fragmented and market specific. Generally each local market has its own competitive profile and no one competitor has significant market share across all our markets. The Federal Centers for Medicare and Medicaid Services (CMS, formerly HCFA) estimates total national annual Medicare home health spending of approximately $20.8 billion. To our best knowledge, no individual provider has more than 2% share of the national market.

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

The personal care industry is likewise highly competitive but fragmented. Competitors include home health providers, senior adult associations, and the private hiring of caregivers. We market our services primarily through our site managers, and we compete by offering a high quality of care and by helping families identify and access solutions for care.

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

Medicare Rates

On October 1, 2000, Medicare began paying providers of home health care at fixed, predetermined rates for services and supplies bundled into 60-day episodes of home health care. An episode of home health care spans a 60-day period, starting with the first day a billable visit is furnished to a Medicare beneficiary and ending 60 days later. If a patient is still in treatment on the 60th day a new episode begins on the 61st day regardless of whether a billable visit is rendered on that day and ends 60 days later. The first day of a consecutive episode, therefore, is not necessarily the new episode's first billable visit. A base episode payment is established by the Medicare Program through federal legislation for all episodes of care ended on or after the applicable time periods detailed below:

Period                                                 Base episode
                                                        payment (1)
October 1, 2002 through September 30, 2003            $         2,159
October 1, 2003 through March 31, 2004                $         2,231
April 1, 2004 through December 31, 2004               $         2,213
January 1, 2005 through December 31, 2006             $         2,264

(1) The actual episode payment rates, as presented in the table vary, depending on the home health resource groups ("HHRGs") to which Medicare patients are assigned and the per episode payment is typically reduced or increased by such factors as the patient's clinical, functional, and services utilization characteristics.

Under the Prospective Payment System ("PPS") for Medicare reimbursement, net revenues are recorded based on a reimbursement rate that varies based on the severity of the patient's condition, service needs and other related factors. Net revenues are recorded as services are rendered to patients over the 60-day episode period. At the end of each month, a portion of our revenue is estimated for episodes in progress.

Medicare reimbursement, on an episodic basis, is subject to adjustment if there are significant changes in the patient's condition during the treatment period or if the patient is discharged but readmitted to another agency within the same 60-day episodic period. Revenue recognition under the Medicare reimbursement program is based on certain variables including, but not limited, to: (i) changes in the base episode payments established by the Medicare Program; (ii) adjustments to the base episode payments for partial episodes and for other factors, such as case mix, geographic wages, low utilization and intervening events; and, (iii) recoveries of overpayments. Adjustments to revenue result from differences between estimated and actual reimbursement amounts, an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. We recognize Medicare revenue on an episode-by-episode basis during the course of each episode over its expected number of visits.

Effective January 1, 2006 the Medicare standard episode rates were frozen at the 2005 rates, but reimbursement was increased approximately 0.4% as a result of the impact of the new CBSA wage indexes by location and the inclusion of the rural add on that had been previously eliminated. Based on current law and regulation, Medicare rates will change each January 1 thereafter, based on a statutory formula the intent of which is to cause reimbursement rates to reflect changes in the costs of providing services minus 0.8% per year.

Refer to the "Risk Factors" below, the "Notes to the Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.

Permits and Licensure

Many states require companies providing certain health care services to be licensed as home health agencies. In addition, certain health care practitioners employed by us require state licensure and/or registration and must comply with laws and regulations governing standards of practice. The failure to obtain, renew or maintain any of the required regulatory approvals or licenses could adversely affect our business. We believe we are currently licensed appropriately where required by the laws of the states in which we operate. There can be no assurance that either the states or the Federal government will not impose additional regulations upon our activities which might adversely affect our results of operations, financial condition, or liquidity.

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

Regulations with regard to the security components of HIPAA were published in 2003. Those regulations were required to be implemented by April 2005. We believe we are in substantial compliance with the security regulations, with no material impact on our results of operations or financial position.

Insurance Programs and Costs

We bear significant insurance risk under our large-deductible automobile and workers' compensation insurance programs and our self-insured employee health program. Under our workers' compensation insurance program, we bear risk up to $250,000 per incident. We purchase stop-loss insurance for our employee health plan that places a specific limit, generally $100,000, on our exposure for any individual covered life.

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against us by various claimants. The claims are in various stages of processing and some may ultimately be brought to trial. We also know of incidents that have occurred through December 31, 2005 that may result in the assertion of additional claims. We carry insurance coverage for this exposure; however our deductible per claim increased effective July 21, 2005, from $250,000 to $500,000.

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

Executive Officers

See Part III, Item 10 of this Form 10-K for information about the company's executive officers.

Employees and Labor Relations

As of December 31, 2005 we had approximately 3,200 employees. None of our employees are represented by a labor organization. We believe our relationship with our employees is satisfactory.

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

Discontinued Operations in Adult Day Care

On September 30, 2005, the Company completed an asset sale transaction to divest its adult day care (ADC) segment to Active Services, Inc. ADC operations are now reported as discontinued operations.

The purchase price consisted of $13.6 million cash plus assumption of approximately $1.4 million of debt. In return, Active Services acquired substantially all the assets and assumed certain working capital liabilities related to Almost Family's 19 medical adult day care centers which generated approximately $21.0 million in annual revenues. The transaction closed on September 30, 2005. Proceeds of the sale were used to retire debt with the balance invested in cash equivalents at December 31, 2005. The Company reported an after-tax gain on the sale totaling $5.2 million.

We follow the guidance in SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" and, when appropriate, reclassify operating units closed, sold, or held for sale out of continuing operations and into discontinued operations for all periods presented. Net losses from the discontinued ADC segment were approximately ($221,000), ($363,000) and ($930,000) in the years ended December 31, 2005, 2004 and 2003 respectively, and such amounts are included in net loss from discontinued operations in the accompanying financial statements.

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

ITEM 1A.  RISK FACTORS

Investing in our common stock involves a degree of risk. You should consider carefully the following risks, as well as other information in this filing and the incorporated documents before investing in our common stock.

Risks Related to Our Industry

Our profitability depends principally on the level of government-mandated payment rates. Reductions in rates or rate increases that do not cover cost increases may adversely affect our business.

We generally receive fixed payments from Medicare for our services based on the level of care that we provide patients. Consequently, our profitability largely depends upon our ability to manage the cost of providing services. Although current Medicare legislation provides for an annual adjustment of the various payment rates based on the increase or decrease of the medical care expenditure category of the Consumer Price Index, these Medicare payment rate increases may be less than actual inflation or could be eliminated or reduced in any given year. For example, in February 2006, the President of the United States signed into law a bill freezing home health payment rates for 2006. The freeze will be effective for one year. Consequently, if our cost of providing services, which consists primarily of labor costs, is greater than the current Medicare payment rate, our profitability would be negatively impacted.

If any of our agencies fail to comply with the conditions of participation in the Medicare program, that agency could be terminated from the Medicare program, which would adversely affect our net patient service revenue and profitability.

Each of our home care agencies must comply with the extensive conditions of participation in the Medicare program. If any of our agencies fail to meet any of the Medicare conditions of participation, that agency may receive a notice of deficiency from the applicable state surveyor. If that agency then fails to institute a plan of correction to correct the deficiency within the correction period provided by the state surveyor, that agency could be terminated from the Medicare program. Any termination of one or more of our home care agencies from the Medicare program for failure to satisfy the program's conditions of participation could adversely affect our net service revenue and profitability. CMS has recently announced that it is currently revising the Medicare conditions of participation for home health, with publication expected no earlier than Spring 2006. We do not know at this time what effect the revisions will have on our operations, and there can be no assurances that the revisions will not negatively affect our profitability.

We are subject to extensive government regulation. Any changes to the laws and regulations governing our business, or the interpretation and enforcement of those laws or regulations, could cause us to modify our operations and could negatively impact our operating results.

The federal government and the states in which we operate regulate our industry extensively. The laws and regulations governing our operations, along with the terms of participation in various government programs, regulate how we do business, the services we offer, and our interactions with patients and the public. These laws and regulations, and their interpretations, are subject to frequent change. Changes in existing laws and regulations, or their interpretations, or the enactment of new laws or regulations could reduce our profitability by:
o   increasing our liability;
o   increasing our administrative and other costs;
o   increasing or decreasing mandated services;
o forcing us to restructure our relationships with referral sources and providers; or
o   requiring us to implement additional or different programs and systems.

For example, Congress enacted the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), which mandates that provider organizations enhance privacy protections for patient health information. This requires companies like us to develop, maintain and monitor administrative, information, and security systems to prevent inappropriate release of protected health information. Compliance with this law has added, and will continue to add, costs that affect our profitability. Failure to comply with HIPAA could result in fines and penalties, as well as our exclusion from Medicare and Medicaid programs.

In addition, we are subject to various routine and non-routine governmental reviews, audits, and investigations. Violation of the laws governing our operations, or changes in interpretations of those laws, could result in the imposition of fines, civil or criminal penalties, the termination of our rights to participate in federal and state-sponsored programs, and the suspension or revocation of our licenses. If we become subject to material fines or if other sanctions or other corrective actions are imposed on us, we might suffer a substantial reduction in profitability.

If we are unable to maintain relationships with existing patient referral sources or to establish new referral sources, our growth and profitability could be adversely affected.

Our success depends significantly on referrals from physicians, hospitals, and other patient referral sources in the communities that our home care agencies serve, as well as on our ability to maintain good relationships with these referral sources. Our referral sources are not contractually obligated to refer home care patients to us and may refer their patients to other providers. Our growth and profitability depend on our ability to establish and maintain close working relationships with these patient referral sources and to increase awareness and acceptance of the benefits of home care by our referral sources and their patients. We cannot assure you that we will be able to maintain our existing referral source relationships or that we will be able to develop and maintain new relationships in existing or new markets. Our loss of, or failure to maintain, existing relationships or our failure to develop new relationships could adversely affect our ability to expand our operations and operate profitably.

We are subject to federal and state laws that govern our financial relationships with physicians and other healthcare providers, including potential or current referral sources.

We are required to comply with federal and state laws, generally referred to as "anti-kickback laws," that prohibit certain direct and indirect payments or fee-splitting arrangements between healthcare providers that are designed to encourage the referral of patients to a particular provider for medical services. In addition to enacting anti-kickback laws, some of the states in which we operate have enacted laws prohibiting certain business relationships between physicians and other providers of healthcare services. We currently have contractual relationships with certain physicians who provide consulting services to our company. Many of these physicians are current or potential referral sources. Although we believe our physician consultant arrangements currently comply with state and federal anti-kickback laws and state laws regulating relationships between healthcare providers, we cannot assure you that courts or regulatory agencies will not interpret these laws in ways that will implicate our physician consultant arrangements. Violations of anti-kickback and similar laws could lead to fines or sanctions that may have a material adverse effect on our operations.

We may be subject to substantial malpractice or other similar claims.

The services we offer involve an inherent risk of professional liability and related substantial damage awards. On any given day, we have several hundred nurses and other direct care personnel driving to and from patients' homes where they deliver medical and other care. Due to the nature of our business, we and the caregivers who provide services on our behalf may be the subject of medical malpractice claims. These caregivers could be considered our agents, and, as a result, we could be held liable for their medical negligence. We cannot predict the effect that any claims of this nature, regardless of their ultimate outcome, could have on our business or reputation or on our ability to attract and retain patients and employees. We maintain malpractice liability insurance and are responsible for amounts in excess of the limits of our coverage.

Delays in reimbursement may cause liquidity problems.

Our business is characterized by delays in reimbursement from the time we provide services to the time we receive reimbursement or payment for these services. If we have information system problems or issues that arise with Medicare, we may encounter delays in our payment cycle. Such a timing delay may cause working capital shortages. Working capital management, including prompt and diligent billing and collection, is an important factor in our results of operations and liquidity. We cannot assure you that system problems, Medicare issues or industry trends will not extend our collection period, adversely impact our working capital, or that our working capital management procedures will successfully negate this risk. There are often timing delays when attempting to collect funds from Medicaid programs. We cannot assure you that delays in receiving reimbursement or payments from these programs will not adversely impact our working capital.

Our industry is highly competitive.

Our home health care agencies compete with local and regional home health care companies, hospitals, nursing homes, and other businesses that provide home nursing services, some of which are large established companies that have significantly greater resources than we do. Our primary competition comes from local companies in each of our markets, and these privately-owned or hospital-owned health care providers vary by region and market. We compete based on the availability of personnel; the quality, expertise, and value of our services; and in select instances, on the price of our services. Increased competition in the future from existing competitors or new entrants may limit our ability to maintain or increase our market share. We cannot assure you that we will be able to compete successfully against current or future competitors or that competitive pressures will not have a material adverse impact on our business, financial condition, or results of operations.

Some of our existing and potential new competitors may enjoy greater name recognition and greater financial, technical, and marketing resources than we do. This may permit our competitors to devote greater resources than we can to the development and promotion of services. These competitors may undertake more far-reaching and effective marketing campaigns and may offer more attractive opportunities to existing and potential employees and services to referral sources.

We expect our competitors to develop new strategic relationships with providers, referral sources, and payors, which could result in increased competition. The introduction of new and enhanced service offerings, in combination with industry consolidation and the development of strategic relationships by our competitors, could cause a decline in revenue or loss of market acceptance of our services or make our services less attractive. Additionally, we compete with a number of non-profit organizations that can finance acquisitions and capital expenditures on a tax-exempt basis or receive charitable contributions that are unavailable to us.

We expect that industry forces will continue to have an impact on our business and that of our competitors. In recent years, the health care industry has undergone significant changes driven by efforts to reduce costs, and we expect these cost containment measures to continue in the future. Frequent regulatory changes in our industry, including reductions in reimbursement rates and changes in services covered, have increased competition among home health care providers. If we are unable to react competitively to new developments, our operating results may suffer.

A shortage of qualified registered nursing staff and other caregivers could adversely affect our ability to attract, train and retain qualified personnel and could increase operating costs.

We rely significantly on our ability to attract and retain caregivers who possess the skills, experience, and licenses necessary to meet the requirements of our patients. We compete for personnel with other providers of home nursing services. Our ability to attract and retain caregivers depends on several factors, including our ability to provide these caregivers with attractive assignments and competitive benefits and salaries. We cannot assure you that we will succeed in any of these areas. In addition, there are occasional shortages of qualified healthcare personnel in some of the markets in which we operate. As a result, we may face higher costs of attracting caregivers and providing them with attractive benefit packages than we originally anticipated, and, if that occurs, our profitability could decline. Finally, although this is currently not a significant factor in our existing markets, if we expand our operations into geographic areas where healthcare providers have historically unionized, we cannot assure you that the negotiation of collective bargaining agreements will not have a negative effect on our ability to timely and successfully recruit qualified personnel. Generally, if we are unable to attract and retain caregivers, the quality of our services may decline, and we could lose patients and referral sources.

Risks Related to Our Business

We depend on Medicare for the largest portion of our revenues.

For the years ended December 31, 2005, 2004 and 2003, we received 49%, 45%, and 43%, respectively, of our revenue from Medicare. Reductions in Medicare reimbursement could have an adverse impact on our profitability. Such reductions in payments to us could be caused by:
o administrative or legislative changes to the base episode rate;
o the elimination or reduction of annual rate increases based on medical inflation;
o the imposition by Medicare of co-payments or other mechanisms shifting responsibility for a portion of payment to beneficiaries;
o adjustments to the relative components of the wage index;
o changes to our case mix or therapy thresholds; or
o other adverse changes to the way we are paid for delivering our services.

The Medicare Payment Advisory Commission (MedPAC), an independent federal body established to advise Congress on issues affecting the Medicare Program, has recently recommended implementation of pay-for-performance initiatives for home care providers. If implemented, Medicare will differentiate reimbursement rates for Medicare home health service providers based on quality measures. While we believe that we provide high quality services to our patients, there can be no assurances that a pay-for-performance reimbursement system will not adversely affect our Medicare reimbursement rates and, consequently, our results of operations.

Our non-Medicare revenues and profitability also are affected by the continuing efforts of third-party payors to contain or reduce the costs of health care by lowering reimbursement rates, narrowing the scope of covered services, increasing case management review of services, and negotiating reduced contract pricing. Any changes in reimbursement levels from these third-party payor sources and any changes in applicable government regulations could have a material adverse effect on our revenues and profitability. We can provide no assurance that we will continue to maintain the current payor or revenue mix.

Migration of our Medicare beneficiary patients to Medicare managed care providers could negatively impact our operating results.

Historically, we have generated a substantial portion of our revenue from the Medicare fee-for-service market. Under the Medicare Prescription Drug Improvement and Modernization Act of December 2003 ("MMA"), however, the United States Congress allocated significant additional funds and other incentives to Medicare managed care providers in order to promote greater participation in those plans by Medicare beneficiaries. If these increased funding levels have the intended result, the size of the potential Medicare fee-for-service market could decline, thereby reducing the size of our potential patient population, which could cause our operating results to suffer.

Our growth strategy depends on our ability to manage growing and changing operations.

Our business plan calls for significant growth in our business over the next several years. This growth will place significant demands on our management systems, internal controls, and financial and professional resources. In addition, we will need to further develop our financial controls and reporting systems to accommodate future growth. This could require us to incur expenses for hiring additional qualified personnel, retaining professionals to assist in developing the appropriate control systems, and expanding our information technology infrastructure. Our inability to manage growth effectively could have a material adverse effect on our financial results.

Our growth strategy depends on our ability to develop and to acquire additional agencies on favorable terms and to integrate and operate these agencies effectively. If we are unable to do so, our future growth and operating results could be negatively impacted.

Development. We expect to continue to open agencies in our existing and new markets. Our new agency growth, however, will depend on several factors, including our ability to:
o obtain locations for agencies in markets where need exists;
o identify and hire a sufficient number of sales personnel and appropriately trained home care and other health care professionals;
o obtain adequate financing to fund growth; and
o operate successfully under applicable government regulations.

Acquisitions. We are focusing significant time and resources on the acquisition of home healthcare providers, or of certain of their assets, in targeted markets. We may be unable to identify, negotiate, and complete suitable acquisition opportunities on reasonable terms. We may incur future liabilities related to acquisitions. Should any of the following problems, or others, occur as a result of our acquisition strategy, the impact could be material:
o difficulties integrating personnel from acquired entities and other corporate cultures into our business;
o  difficulties integrating information systems;
o the potential loss of key employees or referral sources of acquired companies or a reduction in patient referrals by hospitals from which we have acquired home health care agencies;
o the assumption of liabilities and exposure to undisclosed liabilities of acquired companies;
o  the acquisition of an agency with undisclosed compliance problems;
o  the diversion of management attention from existing operations;
o difficulties in recouping partial episode payments and other types of misdirected payments for services from the previous owners; or
o an unsuccessful claim for indemnification rights from previous owners for acts or omissions arising prior to the date of acquisition.

We may require additional capital to pursue our acquisition strategy.

At December 31, 2005, we had cash and cash equivalents of approximately $6 million and additional borrowing capacity of approximately $17 million. Based on our current plan of operations, including acquisitions, we cannot assure you that this amount will be sufficient to support our current growth strategies. We cannot readily predict the timing, size, and success of our acquisition efforts and the associated capital commitments. If we do not have sufficient cash resources, our growth could be limited unless we obtain additional equity or debt financing. At some future point we may elect to issue additional equity securities in conjunction with raising capital or completing an acquisition. We cannot assure you that such issuances will not be dilutive to existing shareholders.

Our business depends on our information systems. Our inability to effectively integrate, manage, and keep secure our information systems could disrupt our operations.

Our business depends on effective and secure information systems that assist us in, among other things, monitoring utilization and other cost factors, processing claims, reporting financial results, measuring outcomes and quality of care, managing regulatory compliance controls, and maintaining operational efficiencies. These systems include software developed in-house and systems provided by external contractors and other service providers. To the extent that these external contractors or other service providers become insolvent or fail to support the software or systems, our operations could be negatively affected. Our agencies also depend upon our information systems for accounting, billing, collections, risk management, quality assurance, payroll, and other information. If we experience a reduction in the performance, reliability, or availability of our information systems, our operations and ability to produce timely and accurate reports could be adversely affected.

Our information systems and applications require continual maintenance, upgrading, and enhancement to meet our operational needs. Our acquisition activity requires transitions and integration of various information systems.
 We regularly upgrade and expand our information systems' capabilities. If we experience difficulties with the transition and integration of information systems or are unable to implement, maintain, or expand our systems properly, we could suffer from, among other things, operational disruptions, regulatory problems, and increases in administrative expenses.

Our business requires the secure transmission of confidential information over public networks. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments could result in compromises or breaches of our security systems and patient data stored in our information systems. Anyone who circumvents our security measures could misappropriate our confidential information or cause interruptions in our services or operations. The Internet is a public network, and data is sent over this network from many sources. In the past, computer viruses or software programs that disable or impair computers have been distributed and have rapidly spread over the Internet. Computer viruses could be introduced into our systems, or those of our providers or regulators, which could disrupt our operations or make our systems inaccessible to our providers or regulators. We may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by breaches. Our security measures may be inadequate to prevent security breaches, and our business operations would be negatively impacted by cancellation of contracts and loss of patients if security breaches are not prevented.

Further, our information systems are vulnerable to damage or interruption from fire, flood, natural disaster, power loss, telecommunications failure, break-ins and similar events. A failure to restore our information systems after the occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations. Because of the confidential health information we store and transmit, loss of electronically-stored information for any reason could expose us to a risk of regulatory action, litigation, possible liability and loss.

Our clinical software system has been developed in-house. Failure of, or problems with, our system could harm our business and operating results.

We have developed and utilize a proprietary clinical software system to collect assessment data, log patient visits, generate medical orders, and monitor treatments and outcomes in accordance with established medical standards. The system integrates billing and collections functionality as well as accounting, human resource, payroll, and employee benefits programs provided by third parties. Problems with, or the failure of, our technology and systems could negatively impact data capture, billing, collections, and management and reporting capabilities. Any such problems or failures could adversely affect our operations and reputation, result in significant costs to us, and impair our ability to provide our services in the future. The costs incurred in correcting any errors or problems may be substantial and could adversely affect our profitability.

We depend on outside software providers.

We depend on the proper functioning and availability of our information systems in operating our business, some of which are provided by outside software providers. These information systems and applications require continual maintenance, upgrading, and enhancement to meet our operational needs. If our providers are unable to maintain or expand our information systems properly, we could suffer from operational disruptions and an increase in administrative expenses, among other things.

The inability or failure of management in the future to conclude that we maintain effective internal controls over financial reporting, or the inability of our independent auditor to issue a report attesting to management's assessment of our internal controls over financial reporting, could have a material adverse effect on our financial position, results of operations and liquidity.

Under the Sarbanes-Oxley Act of 2002, beginning in 2007, we will be required to report in our Annual Report on Form 10-K on the effectiveness of our internal controls over financial reporting, and our independent auditor is required to attest to management's assessment of our internal controls over financial reporting. Significant resources will be required to establish that we are in full compliance with the newly adopted financial reporting controls and procedures. If we fail to have, or management or our independent auditor is unable to conclude that we maintain, effective internal controls and procedures for financial reporting, we could be unable to provide timely and reliable financial information which could have a material adverse effect on our financial position, results of operations and liquidity.

Our insurance liability coverage may not be sufficient for our business needs.

We maintain professional liability insurance for the Company with a deductible of $500,000 per incident. We also bear significant insurance risk under our large-deductible workers' compensation insurance program and our self-insured employee health program. Under our workers' compensation insurance program, we bear risk up to $250,000 per incident. We purchase stop-loss insurance for our employee health plan that places a specific limit, generally $100,000, on our exposure for any individual covered life. However, we cannot assure you that claims will not be made in the future in excess of the limits of such insurance, if any, nor can we assure you that any such claims, if successful and in excess of such limits, will not have a material adverse effect on our ability to conduct business or on our assets. Our insurance coverage also includes fire, property damage, and general liability with varying limits. Although we maintain insurance consistent with industry practice, we cannot assure you that the insurance we maintain will satisfy claims made against us. In addition, as a result of operating in the home healthcare industry, our business entails an inherent risk of claims, losses and potential lawsuits alleging employee accidents that are likely to occur in a patient's home. Finally, we cannot assure you that insurance coverage will continue to be available to us at commercially reasonable rates, in adequate amounts or on satisfactory terms. Any claims made against us, regardless of their merit or eventual outcome, could damage our reputation and business.

We have established reserves for Medicare liabilities that may be payable by us in the future. These liabilities may be subject to audit or further review, and we may owe additional amounts beyond what we expect and have reserved for.

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

We depend on the services of our executive officers and other key employees.

Our success depends upon the continued employment of certain members of our senior management team, including our Chairman and Chief Executive Officer, William B. Yarmuth, our Senior Vice President and Chief Financial Officer, C. Steven Guenthner, our Senior Vice President for Administration, P. Todd Lyles, and our Senior Vice President of VN Operations, Anne T. Liechty. We also depend upon the continued employment of the individuals that manage several of our key functional areas, including operations, business development, accounting, finance, human resources, marketing, information systems, contracting and compliance. The departure of any member of our senior management team may materially adversely affect our operations.

Our operations could be affected by natural disasters.

A substantial number of our agencies are located in the Florida, increasing our exposure to hurricanes and other natural disasters. The occurrence of natural disasters in the markets in which we operate could not only affect the day-to-day operations of our agencies, but also could also disrupt our relationships with patients, employees and referral sources located in the affected areas. In addition, any episode of care that is not completed due to the impact of a natural disaster will generally result in lower revenue for the episode. We cannot assure you that hurricanes or other natural disasters will not have a material adverse impact on our business, financial condition or results of operations in the future.

Risks Related to Ownership of Our Common Stock

The price of our common stock may be volatile and this may adversely affect our stockholders.

The price at which our common stock trades may be volatile. The stock market has from time to time experienced significant price and volume fluctuations that have affected the market prices of securities, particularly securities of health care companies. The market price of our common stock may be influenced by many factors, including:
o our operating and financial performance;
o variances in our quarterly financial results compared to expectations;
o the depth and liquidity of the market for our common stock;
o future sales of common stock or the perception that sales could occur;
o investor perception of our business and our prospects;
o developments relating to litigation or governmental investigations;
o changes or proposed changes in health care laws or regulations or enforcement of these laws and regulations, or announcements relating to these matters; or
o general economic and stock market conditions

In addition, the stock market in general, and the Nasdaq Small Cap Market in particular, has experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of health care provider companies. These broad market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance. In the past, securities class-action litigation has often been brought against companies following periods of volatility in the market price of their respective securities. We may become involved in this type of litigation in the future. Litigation of this type is often expensive to defend and may divert our management team's attention as well as resources from the operation of our business.

Sales of substantial amounts of our common stock, or the availability of those shares for future sale, could adversely affect our stock price and limit our ability to raise capital.

At December 31, 2005, 2,399,170 shares of our common stock were outstanding. There are 415,993 shares of our common stock that may be issued under our 2000 employee stock purchase plan. As of December 31, 2005, 388,000 shares of our common stock were issuable upon the exercise of stock options. The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public or the perception that substantial sales could occur. These sales also may make it more difficult for us to sell common stock in the future to raise capital.

We do not anticipate paying dividends on our common stock in the foreseeable future, and you should not expect to receive dividends on shares of our common stock.

We do not pay dividends and intend to retain all future earnings to finance the continued growth and development of our business. In addition, we do not anticipate paying cash dividends on our common stock in the foreseeable future. Any future payment of cash dividends will depend upon our financial condition, capital requirements, earnings, and other factors deemed relevant by our board of directors.

Our Board of Directors may use anti-takeover provisions or issue stock to discourage control contests.

We have implemented anti-takeover provisions or provisions that could have an anti-takeover effect, including (1) advance notice requirements for director nominations and stockholder proposals and (2) a stockholder rights plan, also known as a "poison pill." These provisions, and others that the Board of Directors may adopt hereafter, may discourage offers to acquire us and may permit our Board of Directors to choose not to entertain offers to purchase us, even if such offers include a substantial premium to the market price of our stock. Therefore, our stockholders may be deprived of opportunities to profit from a sale of control.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

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

Franklin Litigation
On January 26, 1994 Franklin Capital Associates L.P. (Franklin), Aetna Life and Casualty Company and Aetna Casualty and Surety Company shareholders, who at one time held approximately 320,000 shares of the Company's common stock (approximately 13% of shares outstanding), filed suit in Chancery Court of Williamson County, Tennessee claiming unspecified damages not to exceed three million dollars in connection with registration rights they received in the Company's acquisition of certain home health operations in February 1991. The 1994 suit alleged that the Company failed to use its best efforts to register the shares held by the plaintiffs as required by the merger agreement. The Company settled with both Aetna parties shortly before the case went to trial in February 2000. In mid-trial Franklin voluntarily withdrew its complaint reserving its legal rights to bring a new suit as allowed under Tennessee law. In April 2000, Franklin re-filed its lawsuit. The second trial took place in February 2003. In April 2003 the court issued a ruling in favor of the plaintiffs awarding damages of $984,970. The Company sought appellate review of the lower court decision. As a part of the appeal, the Company was required to post cash of $1,154,241 (which consists of $984,970 in damages and $169,271 of estimated post-judgment interest) in an escrow account with the Tennessee Courts in lieu of a supersedeas appeal bond until the appeal court issued a decision. The Company recorded a litigation loss provision of $1,154,241 on a restated basis in the year ended December 31, 2003.

In December 2005, the Tennessee Court of Appeals issued its ruling in which it partially overturned the findings of the trial court thus lowering the amount of damages previously assessed to and recorded by the Company. The Company and the plaintiff subsequently entered into a settlement agreement on this case which resulted in a one-time net of tax gain of $267,426 being recorded in the Company's results for the year ended December 31, 2005.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal 2005.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ SmallCap System. The stock is traded under the symbol "AFAM" (formerly CTND). Set forth below are the high and low sale prices for the common stock for the periods indicated reported by NASDAQ:

Closing Common Stock Prices
   Quarter Ended:                          High                    Low
   --------------                          ----                    ---
   March 31, 2004                    $       9.00            $        8.00
   June 30, 2004                     $       8.45            $        7.90
   September 30, 2004                $       8.60            $        7.42
   December 31, 2004                 $      14.45            $        8.02
   March 31, 2005                    $      14.86            $       12.99
   June 30, 2005                     $      14.11            $       11.20
   September 30, 2005                $      16.32            $       13.71
   December 31, 2005                 $      16.25            $       14.89

On March 28, 2006, the last reported sale price for the common stock reported by NASDAQ was $17.82 and there were approximately 401 holders of record of our common stock. No cash dividends have been paid by us during the periods indicated above. We do not presently intend to pay dividends on our common stock and will retain our earnings for future operations and the growth of our business.

                                  Issuer Purchases of Equity Securities (1)

                                                                                                 (d) Maximum Number
                                                                                                    (or Approximate
                                                                        (c) Total Number of       Dollar Value) of
                                (a) Total Number                        Shares (or Units)        Shares (or Units) that
                                 of Shares (or      (b) Average Price   Purchased as Part of         May Yet Be
                                   Units             Paid per Share     Publicly Announced       Purchased Under the
          Period                 Purchased (1)          or Unit)        Plans or Programs        Plans or Programs
--------------------------- --------------------- --------------------- ------------------------ -------------------------

     Month # 1 -
October 1, 2005 -
October 31, 2005                     10,239       $          15.25                        -                         -

Month # 2 - November 1, 2005
- November 30, 2005                       -       $              -                        -                         -

Month # 3 - December 1, 2005
- December 31, 2005                  13,489       $          15.98                        -                         -

                             --------------------- --------------------- ------------------------ -------------------------
Total                                23,728       $          15.67                        -                         -
                            ===================== ===================== ======================== =========================

(1) All shares included herein were submitted by optionees in lieu of cash purchase price that would have otherwise been due on option exercise in transactions approved by the Company's Board of Directors.

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


                                                                                                        Year Ended      Nine Months
                                   Year Ended        Year Ended      Year Ended       Year Ended       December 31,        Ended
   (Dollar amounts in 000's       December 31,      December 31,    December 31,     December 31          2001          December 31,
    except per share data)            2005              2004            2003             2002          (unaudited)         2001
Results of operations data:
  Net revenues                   $        75,620   $      65,770   $      61,642    $        58,728  $       54,258    $      40,531
  Income (loss) from:
  Continuing operations          $         2,883   $       1,620   $       1,041    $           729  $        2,720    $       2,380
    Discontinued operations                4,985            (363)           (930)               285           1,041              948
                                 -------------------------------------------------- ------------------------------------------------
      Net income (loss)          $         7,868   $       1,257   $         111    $         1,014  $        3,761    $       3,328
                                 ================================================== ================================================

Per share:
  Basic:
    Number of shares
    (in 000's)                             2,337           2,303           2,295              2,416           2,646            2,478
    Income (loss) from:
    Continuing operations        $          1.24   $        0.70   $        0.46    $          0.30  $         1.03    $        0.96
    Discontinued operations                 2.13           (0.15)          (0.41)              0.12            0.39             0.38
                                 -------------------------------------------------- ------------------------------------------------
      Net income (loss)          $          3.37   $        0.55   $        0.05    $          0.42  $         1.42    $        1.34
                                 ================================================== ================================================

  Diluted:
    Number of shares
    (in 000's)                             2,609           2,567           2,539              2,720           3,077            2,909
    Income (loss) from:
    continuing operations        $          1.11   $        0.63   $        0.41    $          0.27  $         0.88    $        0.82
    Discontinued operations                 1.91           (0.14)          (0.37)              0.10            0.34             0.32
                                 -------------------------------------------------- ------------------------------------------------
      Net income (loss)          $          3.02   $        0.49   $        0.04    $          0.37  $         1.22    $        1.14
                                 ================================================== ================================================


                                       December       December         December       December       December
Balance sheet data as of:                2005            2004            2003           2002           2001
                                       -------------- --------------- -------------- -----------------------------
Working capital                  $            9,300   $      8,752    $      13,320  $    16,405   $     18,155
Total assets                                 30,543         25,578           31,781       34,113         35,166
Long-term liabilities                         1,568          5,552           12,575       16,237         14,884
Total liabilities                            10,408         13,431           21,002       23,486         25,020
Stockholders' equity                         20,135         12,147           10,779       10,627         10,146


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company has two reportable segments, Visiting Nurse (VN) and Personal Care
(PC). Reportable segments have been identified based upon how management has organized the business by services provided to customers and the criteria in SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." On September 30, 2005, the Company sold its Adult Day Care (ADC) business segment. The ADC segment information has been reclassified from continuing operations and into discontinued operations for all periods presented. The Company has taken steps to reorganize and strengthen the management team. Also, the Company continually strives to enhance the information system and improve operational efficiency.

Our VN segment provides skilled medical services in patients' homes largely to enable recipients to reduce or avoid periods of hospitalization and/or nursing home care. VN Medicare revenues are generated on a per episode basis rather than a fee per visit or an hourly basis. Approximately 92% of the VN segment revenues are generated from the Medicare program while the balance is generated from Medicaid and private insurance programs.

Our PC segment services are also provided in patients' homes. These services (generally provided by paraprofessional staff such as home health aides) are generally of a custodial rather than skilled nature. PC revenues are typically generated on an hourly basis. Approximately 67% of the PC segment revenues are generated from Medicaid and other government programs while the balance is generated from insurance programs and private pay patients.

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

The execution of our business plan emphasizes our Visiting Nurse operations. Our Personal Care operations will help us maintain a level of diversification of reimbursement risk that we believe is appropriate.

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

Based on our business plan, we expect our Visiting Nurse revenues to grow from just under one-half of total revenues to about two-thirds of total revenues sometime in the next three to five years.

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

Medicare Revenue Recognition
On October 1, 2000, Medicare began paying providers of home health care at fixed, predetermined rates for services and supplies bundled into 60-day episodes of home health care. An episode of home health care spans a 60-day period, starting with the first day a billable visit is furnished to a Medicare beneficiary and ending 60 days later. If a patient is still in treatment on the 60th day a new episode begins on the 61st day regardless of whether a billable visit is rendered on that day and ends 60 days later. The first day of a consecutive episode, therefore, is not necessarily the new episode's first billable visit. A base episode payment is established by the Medicare Program through federal legislation for all episodes of care ended on or after the applicable time periods detailed below:

                                                          Base episode
Period                                                     payment (1)

October 1, 2002 through September 30, 2003               $         2,159
October 1, 2003 through March 31, 2004                   $         2,231
April 1, 2004 through December 31, 2004                  $         2,213
January 1, 2005 through December 31, 2006                $         2,264
(1) The actual episode payment rates, as presented in the table vary, depending on the home health resource groups ("HHRGs") to which Medicare patients are assigned and the per episode payment is typically reduced or increased by such factors as the patient's clinical, functional, and services utilization characteristics.

Under the Prospective Payment System ("PPS") for Medicare reimbursement, net revenues are recorded based on a reimbursement rate that varies based on the severity of the patient's condition, service needs and other factors. Net revenues are recorded as services are rendered to patients over the 60-day episode period. At the end of each month, a portion of our revenue is estimated for episodes in progress.

Medicare reimbursement, on an episodic basis, is subject to adjustment if there are significant changes in the patient's condition during the treatment period or if the patient is discharged but readmitted to another agency within the same

60-day episodic period. Revenue recognition under the Medicare reimbursement program is based on certain variables including, but not limited, to: (i) changes in the base episode payments established by the Medicare Program; (ii) adjustments to the base episode payments for partial episodes and for other factors, such as case mix, geographic wages, low utilization and intervening events; and, (iii) recoveries of overpayments. Adjustments to revenue result from differences between estimated and actual reimbursement amounts, an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. We recognize Medicare revenue on an episode-by-episode basis during the course of that episode over its expected number of visits.

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

Insurance Programs
We bear significant insurance risk under our large-deductible workers' compensation insurance program and our self-insured employee health program. Under our workers' compensation insurance program, we bear risk up to $250,000 per incident. We purchase stop-loss insurance for our employee health plan that places a specific limit, generally $100,000, on our exposure for any individual covered life.

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against us by various claimants. The claims are in various stages of processing and some may ultimately be brought to trial. We also know of incidents that have occurred through December 31, 2005 that may result in the assertion of additional claims. We carry insurance coverage for this exposure; however, our deductible per claim increased effective July 21, 2005, from $250,000 to $500,000.

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

Goodwill and Other Intangible Assets
We perform impairment tests of goodwill and indefinite lived assets as required by Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. The impairment analysis requires numerous subjective assumptions and estimates to determine fair value of the respective reporting units as required by SFAS No. 142. As of December 31, 2005, we completed our quarterly impairment review and determined that no impairment charge was required. Depending on level of sales, our liquidity and other factors, we may be required to recognize impairment charges in the future.

Accounting for Income Taxes
As of December 31, 2005, we have net deferred tax assets of approximately $1,532,000. The net deferred tax asset is composed of approximately $1,171,000 of current deferred tax assets and approximately $361,000 of long-term deferred tax assets. We have provided a valuation allowance against certain net deferred tax assets based upon our estimation of realizability of those assets through future taxable income. This valuation was based in large part on our history of generating operating income or losses in individual tax locales and expectations for the future. Our ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, competitive pressures on revenues and margins and legislation and regulation at all levels of government. We have considered the above factors in reaching our conclusion that it is more likely than not that future taxable income will be sufficient to fully utilize the net deferred tax assets (net of the valuation allowance) as of December 31, 2005. However, there can be no assurances that we will meet our expectations of future taxable income.

During the years ended December 31, 2005 and 2004, based on changes in facts and circumstances, favorable changes occurred in the Company's expectations with regard to the generation of future taxable income in certain tax jurisdictions. Accordingly, the state and local tax provision for 2005, 2004, and 2003 included a reduction of previously recorded valuation allowances of approximately $152,000, $21,000, and $96,000 respectively.

Seasonality
Our Visiting Nurse segment operations located in Florida normally experience higher admissions during the March quarter than in the other quarters due to seasonal population fluctuations.

Acquisitions
Over the next three to five years we will actively seek to acquire quality providers of Medicare-certified home health services like our current Visiting Nurse segment operations. We may consider acquisitions of businesses that provide health care services similar to those we currently offer in our Personal Care segment but we expect most of our acquisition activity to be focused on Visiting Nurse operations.

Factors which may affect future acquisition decisions include the quality and potential profitability of the business under consideration, and our profitability and ability to finance the transaction.

During 2005, we acquired three visiting nurse operations one of which was essentially a startup operation. These operations added to our market presence in Florida.

On April 1, 2005 we acquired all the assets and business operations of a Medicare-certified visiting nurse agency located in Bradenton, Florida. The total purchase price of $3.2 million was paid in the form of $2.5 million in cash at closing with the $700,000 balance in the form of a note payable bearing interest at 6% payable quarterly and the note balance due in two years after closing. We funded the cash portion of the purchase price with available borrowings on our revolving credit facility.

On November 12, 2005 we acquired all the assets and business operations of a Medicare-certified visiting nurse agency located in St. Augustine, Florida. The total purchase price of $800,000 was paid in the form of $600,000 in cash at closing with the balance in the form of a note payable bearing interest at 6% due in its entirety three years after closing. We funded the cash portion of the purchase price with cash on hand.

RESULTS OF OPERATIONS

Continuing Operations
Year Ended December 31, 2005 Compared with Year Ended December 31, 2004


 Year Ended

  Consolidated                        December 2005      December 2004            Change
  ------------                       -------------     --------------         --------------
                                     Amount   % Rev      Amount     % Rev        Amount     %

   Net Revenues:
    Visiting nurses            $  40,265,311   53.2%  $  32,227,614  49.0%  $  8,037,697   24.9%
    Personal care                 35,354,834   46.8%     33,542,824  51.0%     1,812,010    5.4%
                               -------------          ------------           ------------
                                  75,620,145  100.0%    65,770,438  100.0%     9,849,707   15.0%

   Operating income:
     Visiting nurses           $   5,275,661  13.1%    $ 4,805,486  14.9%   $    470,175    9.8%
     Personal care                 3,289,835   9.3%      2,309,410   6.9%        980,425   42.5%
                               -------------           ------------           ------------
                                   8,565,496  11.3%      7,114,896  10.8%   $  1,450,600   20.4%
   Corporate expense               4,475,444   5.9%      4,165,442   6.3%        310,002    7.4%
                               -------------           -----------            ------------
                                   4,090,052   5.4%     2,949,454   4.5%       1,140,598   38.7%
   Interest expense                  112,608   0.1%       270,843   0.4%        (158,235) -58.4%
     Gain on Franklin Litigation    (267,426) -0.4%             -   0.0%        (267,426)   NM
     Income taxes                  1,361,582   1.8%     1,058,164   1.6%         303,418   28.7%
     Income from continuing
      operations               $   2,883,288   3.8%    $ 1,620,447  2.5%    $  1,262,841   77.9%
                           ====================       ===================   ==============
EBITDA                         $   5,547,043           $ 4,317,914          $  1,229,129   28.5%

NM=Not Meaningful

Our net revenues increased approximately $9.8 million or 15% with 25% growth in VN and 5% growth in PC. VN revenue growth was driven by admissions growth and acquisitions. New VN operations started in late 2004 and early 2005 generated approximately $2.6 million in revenue and operating losses of $145,000 in the twelve months ended December 31, 2005. Acquired operations added approximately $3.1 million in revenues and about $645,000 in operating income. PC revenue and operating income increased due to increased volumes. EBITDA increased 28.5% between periods primarily due to revenue increases. Corporate expenses increased due to increased incentive provisions partially offset by a decrease in professional fees related to a 2004 union defense related to one of our personal care locations.

As a result of the settlement of the Franklin litigation, a gain of $267,426 was recognized in 2005. Excluding this non-taxable litigation gain, the effective continuing operations income tax rate was approximately 34.2% and 39.5% of income before income taxes in 2005 and 2004, respectively. The lower effective tax rate for continuing operations in 2005 resulted primarily from the reversal of a valuation allowance of $152,000 (3.6% of pretax income) related to certain state net operating loss carryforwards.

Visiting Nurse Segment-Year Ended December 31, 2005 and 2004
Approximately 92% of the VN segment revenues are generated from the Medicare program while the balance is generated from Medicaid and private insurance programs. In addition to our focus on operating income from the Visiting Nurse segment, we also measure this segment's performance in terms of admissions, patient months of care, revenue per patient month and cost of services per patient month.


Year Ended
                                      ---------------------------- ----------------------------- ---------------------------
                                             December 2005                December 2004                    Change
                                      ---------------- ----------- ------------------- --------- ---------------- ----------
                                          Amount        % Rev            Amount         % Rev        Amount           %
                                      ---------------- ----------- ------------------- --------- --------------- -----------

Net service revenues                  $    40,265,311     100.0%   $     32,227,614      100.0%  $   8,037,697        24.9%
Cost of service revenues                   15,993,844      39.7%         12,600,064       39.1%      3,393,780        26.9%
                                      ----------------             -------------------           ---------------
  Gross margin                             24,271,467      60.3%         19,627,550       60.9%      4,643,917        23.7%
General and administrative
    expenses:
Salaries and benefits                      12,814,465      31.8%          9,700,331       30.1%      3,114,134        32.1%

Other                                       6,181,341      15.4%          5,121,733       15.9%      1,059,608        20.7%
                                      ----------------             -------------------           ---------------
Total general and administrative
     expenses:                             18,995,806      47.2%         14,822,064        46.0%     4,173,742        28.2%
                                      ----------------             -------------------           ---------------
Operating income                      $     5,275,661      13.1%   $      4,805,486        14.9%   $   470,175         9.8%
                                      ================             ===================           ===============

All Payors:
  Admissions                                   14,494                       11,564                        2,930       25.3%
  Patient months of care                       32,690                       26,515                        6,175       23.3%
  Revenue per patient month           $         1,232               $        1,215                  $        17        1.4%
  Cost of services per patient
    month                             $           489               $          475                  $        14        2.9%
  Billable Visits                             281,733                      250,161                       31,572       12.6%

Average number of operations                       25                           19                            6       29.4%

Medicare Statistics:
  Admissions                                   13,273                       10,622                        2,651       25.0%
  Medicare Revenue % of Total                   92.3%                        90.7%                         1.6%        1.8%

VN operating income for the twelve months was approximately $5.3 million versus $4.8 million last year. New VN operations started in late 2004 and early 2005 generated approximately $2.6 million in revenue and operating losses of $145,000 in the twelve months ended December 31, 2005. Acquired operations added approximately $3.1 million in revenues and about $645,000 in operating income. Excluding these start-up and acquisition operations, operating income grew 14% as a percentage of revenue. Admissions grew about 25.3% over the prior year while patient months increased 23.3%, reflecting a small reduction in the average length of stay. Revenue per patient month increased 1.4% primarily due to higher Medicare rates between periods. Operating costs per patient month increased approximately 2.9% primarily due to start-up operations and higher wage rates and employee benefits related to the direct provision of service. General and administrative expenses increased primarly as a result of a 29% increase in units of operation between 2005 and 2004.

Personal Care (PC) Segment-Year Ended December 31, 2005 and 2004
Approximately 67% of the PC segment revenues are generated from Medicaid and other government programs while the balance is generated from insurance programs and private pay patients.

Year Ended

                                       ---------------------------- ----------------------------- -------------------------
                                              December 2005                December 2004                   Change
                                       ---------------- ----------- ------------------- --------- --------------- ---------
                                           Amount        % Rev            Amount         % Rev        Amount         %
                                       ---------------- ----------- ------------------- --------- --------------- ---------

Net services revenue                   $    35,354,834     100.0%   $     33,542,824      100.0%  $   1,812,010       5.4%
Cost of service revenues                    23,668,395      66.9%         22,535,777       67.2%      1,132,618       5.0%
                                      ----------------             -------------------           ---------------
 Gross margin                               11,686,439      33.1%         11,007,047       32.8%         679,392      6.2%
General and administrative
   expenses:
Salaries and benefits                        4,726,474      13.4%          4,692,234       14.0%          34,240      0.7%
Other                                        3,670,130      10.4%          4,005,403       11.9%       (335,273)     -8.4%
                                       ----------------             -------------------           ---------------
Total general and administrative
   expenses:                                 8,396,604      23.7%         8,697,637        25.9%       (301,033)     -3.5%
                                       ----------------             -------------------           ---------------
Operating income                       $     3,289,835       9.3%   $     2,309,410         6.9%  $      980,425     42.5%
                                       ================             ===================           ===============

Admissions                                       2,577                        2,560                          17       0.7%
Patient months of care                          40,256                       36,760                       3,496       9.5%
Patient days of care                           492,552                      464,611                       27,941      6.0%
Billable hours                               1,815,162                    1,659,208                      155,954      9.4%
Revenue per billable hour              $         19.48              $         20.22               $        (0.74)    -3.7%


PC operating income for the year ended December 31, 2005 was about $3.3 million versus $2.3 million in the year ended December 31, 2004. Revenue increased over 5.4% due to volume increases. Cost of services grew at a slower rate due to improved management of direct margins and and changes in payor and service mix.

General and administrative salaries and benefits were relatively unchanged while the general and administrative expenses decreased primarily die to lower bad debt losses from improved billing and collection efforts.

Year Ended December 31, 2004 Compared with Year Ended December 31, 2003

  Year Ended
             Consolidated           -----------------------------  ------------------------------  ----------------------------
             ------------               December 2004                  December 2003                        Change
                                    Amount           %             Amount           % Rev          Amount           %
                                                           Rev

Net Revenues:
  Visiting nurses                   $  32,227,614          49.0%        $ 29,375,519       47.7%   $    2,852,095         9.7%
  Personal care                        33,542,824          51.0%          32,266,389       52.3%        1,276,435         4.0%
                                   -------------------            -------------------             -----------------
                                       65,770,438         100.0%        $ 61,641,908      100.0%   $    4,128,530         6.7%
                                    ===================            ===================             =================
Operating income:
   Visiting nurses                  $   4,805,486          14.9%        $  4,335,589       14.8%   $      469,897        10.8%
   Personal care                        2,309,410           6.9%           3,354,372       10.4%       (1,044,962)      -31.2%
                                    -------------------            -------------------             -----------------
                                        7,114,896          10.8%           7,689,961       12.5%         (575,065)       -7.5%
   Corporate expense                    4,165,442           6.3%           4,625,024        7.5%         (459,582)       -9.9%
                                    -------------------            -------------------             -----------------
                                        2,949,454           4.5%           3,064,937        5.0%         (115,483)       -3.8%
   Facility gain                                -           0.0%              76,813        0.1%          (76,813)     -100.0%
   Litigation loss                              -           0.0%           1,154,241        1.9%       (1,154,241)     -100.0%
   Interest expense                       270,843           0.4%             427,056        0.7%         (156,213)      -36.6%
   Income taxes                         1,058,164           1.6%             518,954        0.8%          539,210       103.9%
                                    -------------------            -------------------             -----------------
Income from continuing operations   $   1,620,447           2.5%        $  1,041,499        1.7%   $      578,948        55.6%
                                    ===================            ===================             =================

     EBITDA                         $   4,317,914                      $   3,389,568              $      928,346        27.4%

Our net revenues increased approximately $4.1 million or 6.7% with 9.7% growth in VN, and 4% growth in PC. VN revenue growth was driven by admissions growth as we continue to focus on this segment. EBITDA increased 27.4% between periods primarily as a result of increased revenues.

VN operating income grew on the increases in admissions and revenues. PC operating income declined due to shifts in the mix of our business and increased general and administrative costs, primarily increased provision for uncollectible accounts (refer to the discussion of each segment below). The litigation loss in 2003 resulted from the loss at the trial court level of the Franklin litigation disclosed previously.

In the quarter ended September 30, 2004 four hurricanes hit the State of Florida. These hurricanes had the effect of reducing 2004 VN operating income by approximately $180,000, and net income by approximately $108,000. The effective income tax rate was approximately 39.5% of income before income taxes for 2004 compared to 33.3% in 2003. The tax provision from continuing operations for 2003 included a credit of $96,000 or $0.04 per diluted share related to valuation allowances for state net operating loss carryforwards. Corporate expenses declined due to a reduction of corporate staff and the reorganization of segment operations in early 2004.

Visiting Nurse Segment-Year Ended December 31, 2004 and 2003

                                                               Year Ended
                                      ---------------------------- ---------------------------- ---------------------------
                                             December 2004                December 2003                   Change
                                      ---------------------------- ---------------------------- ---------------------------
                                        Amount          % Rev            Amount         % Rev     Amount             %
                                      ---------------- ----------- ------------------- -------- ---------------- ----------

Net service revenues                  $    32,227,614    100.0%    $     29,375,519     100.0%  $    2,852,095       9.7%
Cost of service revenues                   12,600,064     39.1%          11,720,146      39.9%         879,918       7.5%
                                      ----------------             -------------------          ----------------
Gross margin                               19,627,550     60.9%          17,655,373      60.1%       1,972,177      11.2%
General and administrative
   expenses:
Salaries and benefits                       9,700,331     30.1%           8,322,015      28.3%       1,378,316      16.6%
Other                                       5,121,733     15.9%           4,997,769      17.0%         123,964       2.5%
                                      ----------------             -------------------          ----------------
Total general and administrative
   expenses:                               14,822,064     46.0%          13,319,784       45.3%      1,502,280      11.3%
                                      ----------------             -------------------          ----------------
Operating income                      $     4,805,486     14.9%    $      4,335,589       14.8%  $     469,897      10.8%
                                      ================             ===================          ================

Admissions                                     11,564                        10,536                      1,028       9.8%
Patient months of care                         26,515                        24,493                      2,022       8.3%
Revenue per patient month             $         1,215              $          1,199               $         16       1.3%
Cost of services per patient month    $           475              $            478               $         -3      -0.6%
Billable Visits                               250,161                       235,375                     14,786       6.3%

Average number of operations                       19                            17                          2      13.2%

Medicare Statistics:
Admissions                                     10,622                         9,633                        989      10.3%
Medicare Revenue % of Total                     90.7%                         90.1%                       0.6%       0.6%

VN contribution for the year ended December 31, 2004 was $4.8 million versus $4.3 million in 2003 despite the effect of Florida hurricanes which lowered 2004 operating income by approximately $180,000. Admissions grew about 9.8% over the prior year while patient months increased 8.3% reflecting a reduction in the average length of stay. Revenue per patient month increased about 1.3% primarily due to higher Medicare rates between periods. Operating costs per patient month decreased approximately .6%. General and administrative expenses increased primarily as a result of a 13% increase in units of operation between 2004 and 2003.

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

Personal Care  Segment-Year Ended December 31, 2004 and 2003

                                                                 Year Ended
                                   ----------------------------- ------------------------------ -------------------------
                                          December 2004                  December 2003                   Change
                                   ----------------- ----------- ------------------ ----------- --------------- ---------
                                        Amount        % Rev           Amount          % Rev         Amount         %
                                   ----------------- ----------- ------------------ ----------- --------------- ---------

Net services revenue               $     33,542,824      100.0%  $   32,266,389     100.0%    $   1,276,435       4.0%
Cost of service revenues                 22,535,777       67.2%      21,596,227      66.9%          939,550       4.4%
                                   -----------------             ------------------             ---------------
 Gross margin                            11,007,047       32.8%      10,670,162      33.1%          336,885       3.2%
General and administrative
 expenses:
Salaries and benefits                     4,692,234       14.0%       4,232,372      13.1%          459,862      10.9%
Other                                     4,005,403       11.9%       3,083,418       9.6%          921,985      29.9%
                                   -----------------             ------------------             ---------------
Total general and
administrative expense:                   8,697,637       25.9%       7,315,790      22.7%        1,381,847      18.9%
                                   -----------------             ------------------             ---------------
Operating income                   $      2,309,410        6.9%  $    3,354,372      10.4%    $  (1,044,962)    -31.2%
                                   =================             ==================             ===============

Admissions                                    2,560                       2,529                          31       1.2%
Patient months of care                       36,760                      36,577                         183       0.5%
Patient days of care                        464,611                     441,732                      22,879       5.2%
Billable hours                            1,659,208                   1,546,705                     112,503       7.3%
Revenue per billable hour          $          20.22               $       20.86                $      (0.64)     -3.1%


PC contribution for the year ended December 31, 2004 was about $2.3 million versus $3.4 million in 2003. Patient days and billable hours both increased reflecting increased utilization of services per patient. Revenue per billable hour decreased 3.1% from prior year primarily due to changes in mix. Certain of our PC markets experienced inordinate declines in volumes, while others experienced volume growth. Significant volume declines in two particular markets were more than offset by volume growth in certain other lower margin markets. These changes in our business resulted in aggregate cost of services growing faster than aggregate revenues.

General administrative (G&A) salaries and benefits increased in total and as a percentage of revenues due to our management reorganization which added staff to the PC management team. Our provision for uncollectible accounts in PC in the year ended December 31, 2004 increased by $258,000 over the prior year primarily due to an increasing difficulty in the collection of accounts from certain state Medicaid programs.

Liquidity and Capital Resources

Revolving Credit Facility. The Company has a $22.5 million credit facility with JP Morgan Chase Bank, NA, as amended on August 11, 2005, with an expiration date of September 30, 2008. The credit facility bears interest at the bank's prime rate plus a margin (ranging from -0.75% to -0.25%, currently -0.75 %) dependent upon total leverage and is secured by substantially all assets and the stock of the Company's subsidiaries. The weighted average interest rates were 5.27% and 3.97% for the years ended December 31, 2005 and 2004, respectively. The Company pays a commitment fee of 0.25% per annum on the unused facility balance. Borrowings are available equal to the greater of: a) a multiple of four times earnings before interest, taxes, depreciation and amortization (As Defined EBITDA) or b) an asset based formula, primarily based on accounts receivable. "As Defined EBITDA" of acquired operations, up to 50% of base "As Defined EBITDA," may be included in the availability calculations. Borrowings under the facility may be used for working capital, capital expenditures, acquisitions, development and growth of the business and other corporate purposes. As of December 31, 2005, the formula permitted approximately $22.2 million to be used. The Company has irrevocable letters of credit, totaling $5.4 million outstanding in connection with its self-insurance programs. Thus, a total of $16.8 million was available for use at December 31, 2005. The Company's revolving credit facility is subject to various financial covenants. As of December 31, 2005, the Company was in compliance with the covenants. Under the most restrictive of its covenants, the Company is required to maintain minimum net worth of at least $10.5 million.

The Company believes that this facility will be sufficient to fund its operating needs for at least the next year. The Company will continue to evaluate additional capital, including possible debt and equity investments in the Company, to support a more rapid development of the business than would be possible with internal funds.

Cash Flows
Key elements to the Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003 were as follows:


                                                         Year Ended              Year Ended             Year Ended
                                                        December 31,         December 31, 2004       December 31, 2003
Net Change in Cash and Cash Equivalents                     2005
---------------------------------------
                                                     --------------------    -------------------    --------------------
Provided by (used in):
    Operating activities                             $       4,670,795       $       3,430,871      $       7,038,417
    Investing activities                                    (3,132,400)               (275,254)            (1,978,340)
    Financing activities                                    (4,022,360)             (7,090,272)            (3,601,196)
    Discontinued operations activities                       7,798,799               3,388,651             (1,209,221)
                                                     --------------------    -------------------    --------------------
Net increase / (decrease) in cash and cash
    Equivalents                                      $       5,314,834       $        (546,004)     $          249,660
                                                     ====================    ===================    ====================


Year Ended December 31, 2005
Net cash provided by operating activities resulted principally from current period income, net of changes in accounts receivable, accounts payable and accrued expenses. Accounts receivable days revenues outstanding were 48 at December 31, 2005, and 53 at December 31, 2004, due to improved collection efforts and to a lesser degree changes in payor mix. The increase in combined accounts payable and accrued liabilities resulted primarily from an increase in insurance liabilities, accrued accounts payable and accrued taxes. Net cash used in investing activities resulted principally from the acquisition of home health agencies. Net cash used in financing activities resulted primarily from the payoff of our credit facility from the ADC divesture and other principal reductions of our debt obligations.

Year Ended December 31, 2004
Net cash provided by operating activities resulted principally from our current period income, net of changes in accounts receivable, accounts payable and accrued expenses. Most of the decrease in accounts receivable resulted from cost report settlements. Days sales outstanding were approximately 53 and 62 at December 31, 2004 and 2003, respectively. The increase in accounts payable and accrued liabilities resulted primarily from the timing of payments. Net cash used in financing activities resulted primarily from repayments on our credit facility and payment of capital lease and debt obligations.

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

Contractual Obligations. The following table provides information about the payment dates of our contractual obligations at December 31, 2005, excluding current liabilities except for the current portion of long-term debt (amounts in thousands):


                                2006          2007         2008         2009          2010       Thereafter      Total
                             ------------ ------------- ------------ ------------ -------------- ------------ ------------


Revolving credit facility    $        -   $         -   $         -  $         -  $           -           -   $        -
Capital lease obligations           118           118           118            -              -           -          354
Notes payable                        42           721           236            -              -           -          999
Operating leases                  1,694         1,488         1,383          960            700         490        6,715
                             ------------ ------------- ------------ ------------ -------------- ------------ ------------
Total                        $    1,854   $     2,327   $     1,737  $       960  $         700  $      490   $    8,068
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

Commitments and Contingencies
Letters of Credit. We have outstanding letters of credit totaling $5.4 million at December 31, 2005, which benefit our third-party insurer/administrators for our self-insurance programs. The amount of such insurance program letter of credit is subject to negotiation annually upon renewal and may vary in the future based upon such negotiation, our historical claims experience and expected future claims. It is reasonable to expect that the amount of the letter of credit will increase in the future, however, we are unable to predict to what degree.

We currently have no obligations related to acquisition agreements. However, we periodically seek acquisition candidates and may reasonably be expected to enter into acquisitions in the future.

General and Professional Liability. Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against us by various claimants. The claims are in various stages of processing and some may ultimately be brought to trial. We also know of incidents that have occurred through December 31, 2005 that may result in the assertion of additional claims. We carry insurance coverage for this exposure; however our deductible per claim increased effective July 21, 2005, from $250,000 to $500,000.

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

Medicaid Dependence
We have a significant dependence on state Medicaid reimbursement programs. For the year ended December 31, 2005, approximately 14.0%, 8.0%, 6.3%, 2.7%, 1.8% 1.3%, and 0.2% of our revenues were generated from Medicaid reimbursement programs in the states of Ohio, Kentucky, Connecticut, Massachusetts, Florida, Indiana and Alabama, respectively.

Approximately 34% of our 2005 revenues were derived from state Medicaid and other government programs, most of which are currently facing significant budget issues. The Medicaid programs in each of the states in which we operate are taking actions or evaluating taking actions to control the rate of growth of Medicaid expenditures. Among these actions are the following:
         o Redefining eligibility standards for Medicaid coverage
         o Redefining coverage criteria for home and community based care services
         o Slowing payments to providers by increasing the minimum time in which payments are made
         o Limiting reimbursement rate increases
         o Changing regulations under which providers must operate

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

Refer to the sections on "Reimbursement Changes and Risk Factors" in Part I, and the "Notes to the Consolidated Financial Statements" and elsewhere in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.

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

Regulations with regard to the security components of HIPAA were published in 2003. Those regulations were required to be implemented by April 2005. We believe we are in compliance with the security regulations, with no material impact on our results of operations or financial position.
Discontinued Operations
We follow the guidance in SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" and, when appropriate, reclassify operating units closed, sold, or held for sale out of continuing operations and into discontinued operations for all periods presented. As a result of the sale of the ADC segment, it has been reclassified in our financial statements as further explained in the notes to the financial statements. Revenues from the discontinued ADC segment were approximately $16.5 million, $23.2 million and $25.3 million in the years ended December 31, 2005, 2004 and 2003 respectively. Net losses from the discontinued ADC segment were approximately ($221,000), ($363,000) and ($930,000) in the years ended December 31, 2005, 2004 and 2003 respectively, and such amounts are included in net loss from discontinued operations in the accompanying financial statements.

In the three years ended December 31, 2005, no operating units in the VN or PC segments met the criteria to be reclassified as discontinued operations.

Impact of Inflation
We do not believe that inflation has had a material effect on income during the past several years.

Non-GAAP Financial Measure
The information provided in the some of the tables use certain non-GAAP financial measures as defined under Securities and Exchange Commission (SEC) rules. In accordance with SEC rules, the Company has provided, in the supplemental information and the footnotes to the tables, a reconciliation of those measures to the most directly comparable GAAP measures.

EBITDA:
EBITDA is defined as income before depreciation and amortization, net interest expense and income taxes. EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States of America. It should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating, investing or financing activities, or any other measure calculated in accordance with generally accepted accounting principles. The items excluded from EBITDA are significant components in understanding and evaluating financial performance and liquidity. Management routinely calculates and communicates EBITDA and believes that it is useful to investors because it is commonly used as an analytical indicator within our industry to evaluate performance, measure leverage capacity and debt service ability, and to estimate current or prospective enterprise value. EBITDA is also used in measurements of borrowing availability and certain covenants contained in our credit agreement.

The following table sets forth a reconciliation of Continuing Operations Net Income -- As Adjusted to EBITDA:

                                                  -----------------------------------------------------------------------
                                                                         Year Ended December 31,
                                                  ---------------------- ------------------------ -----------------------
                                                          2005                    2004                     2003
                                                  ---------------------- ------------------------ -----------------------
Net income from continuing operations             $          2,883,288   $            1,620,447   $           1,041,499

Add back:
   Interest expense                                            112,608                  270,843                 427,056
   Income taxes                                              1,361,582                1,058,164                 518,954
   Depreciation and amortization                             1,189,565                1,368,460               1,402,059
                                                  ---------------------- ------------------------ -----------------------

Earnings before interest, income taxes,
depreciation and amortization (EBITDA) from
continuing operations                             $          5,547,043   $            4,317,914   $           3,389,568
                                                  ====================== ======================== =======================


ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Derivative Instruments

We do not use derivative instruments.

Market Risk of Financial Instruments

Our primary market risk exposure with regard to financial instruments is to changes in interest rates.

At December 31, 2005, a hypothetical 100 basis point increase in short-term interest rates would have no material effect.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME



                                                                     Year Ended       Year Ended        Year Ended
                                                                      December       December 31,        December
                                                                      31, 2005           2004            31, 2003
                                                                  -----------------------------------------------------

Net service revenues                                              $  75,620,145    $   65,770,438    $   61,641,908
Cost of service revenue (excluding amortization and depreciation)    39,662,307        35,135,975        33,316,373
                                                                  ---------------- ----------------- -----------------
Gross margin                                                         35,957,838        30,634,463        28,325,535
General and administrative expenses:
   Salaries and benefits                                             19,982,774        16,348,809        14,895,942
   Other                                                             11,885,012        11,336,200        10,364,656
                                                                  ---------------- ----------------- -----------------
Total general and administrative expenses:                           31,867,786        27,685,009        25,260,598
                                                                  ---------------- ----------------- -----------------
Operating income                                                      4,090,052         2,949,454         3,064,937
Other income (expense):
   Franklin litigation                                                  267,426                 -        (1,154,241)
   Facility gain                                                              -                 -            76,813
   Interest expense                                                    (112,608)         (270,843)         (427,056)
                                                                  ---------------- ----------------- -----------------
Income from continuing operations before income taxes                 4,244,870         2,678,611         1,560,453
Income tax expense                                                   (1,361,582)       (1,058,164)         (518,954)
                                                                  ---------------- ----------------- -----------------
Net income from continuing operations                                 2,883,288         1,620,447         1,041,499

Discontinued operations :
   Loss from operations, net of tax of $(244,064), $(1,814) and
     $131,342                                                          (220,518)         (363,472)         (930,309)
   Income on gain of sale, net of tax of $3,155,995                   5,205,698                 -                 -
                                                                  ---------------- ----------------- -----------------
Gain / (loss) on discontinued operations                              4,985,180          (363,472)         (930,309)
                                                                  ---------------- ----------------- -----------------
   Net income                                                     $   7,868,468    $    1,256,975    $      111,190
                                                                  ================ ================= =================

Per share amounts-basic:
   Average shares outstanding                                         2,337,289         2,303,267         2,294,771
Income from continuing operations                                 $        1.24    $         0.70    $         0.46
Income (loss) from discontinued operations                                 2.13            (0.15)             (0.41)
                                                                  ---------------- ----------------- -----------------
   Net income                                                     $        3.37    $         0.55    $         0.05
                                                                  ================ ================= =================

Per share amounts-diluted:
   Average shares outstanding                                         2,609,329         2,567,468         2,538,871
Income from continuing operations                                 $        1.11    $         0.63    $         0.41
Income (loss) from discontinued operations                                 1.91             (0.14)            (0.37)
                                                                  ---------------- ----------------- -----------------
   Net income                                                     $        3.02    $         0.49    $         0.04
                                                                  ================ ================= =================









       The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                  ASSETS                                December 31, 2005        December 31, 2004
                                                                        -------------------   ----------------------
   CURRENT ASSETS:
     Cash and cash equivalents                                          $      6,188,321       $        873,487
     Accounts receivable - net                                                 9,639,342              9,815,444
     Prepaid expenses and other current assets                                 1,141,213                770,581
     Deferred tax assets                                                       1,171,227              1,352,000
     Net assets of discontinued operations                                             -              3,820,315
                                                                        -------------------    -------------------
       TOTAL CURRENT ASSETS                                                   18,140,103             16,631,827

   CASH HELD IN ESCROW                                                         1,006,696              1,154,241

   PROPERTY AND EQUIPMENT - NET                                                1,312,375              1,561,656

   GOODWILL                                                                    9,595,831              6,125,501

   DEFERRED TAX ASSETS                                                           361,301                      -

   OTHER ASSETS                                                                  126,849                104,786
                                                                        -------------------    -------------------
                                                                        $     30,543,155       $     25,578,011
                                                                        ===================    ===================


                   LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES:
     Accounts payable                                                    $     2,531,565       $     2,130,936
     Accrued liabilities                                                       6,207,962             5,448,416
     Current portion - capital leases and notes payable                          100,542               300,000
                                                                         ------------------    ------------------
                                                                               8,840,069             7,879,352
                                                                         ------------------    ------------------

   LONG-TERM LIABILITIES:
     Revolving credit facility                                                         -             3,769,575
     Capital leases                                                              220,901                     -
     Notes payable                                                               900,000                     -
     Deferred tax liabilities                                                          -               225,690
     Other liabilities                                                           446,704             1,556,683
                                                                         ------------------    ------------------
       TOTAL LONG-TERM LIABILITIES                                             1,567,605             5,551,948
                                                                         ------------------    ------------------
          TOTAL LIABILITIES                                                   10,407,674            13,431,300
                                                                         ------------------    ------------------

   COMMITMENTS AND CONTINGENCIES

   STOCKHOLDERS' EQUITY:
     Common stock, par value $0.10; authorized 10,000,000 shares;
      3,519,681 and 3,414,874 issued, respectively                               351,970               341,490
     Treasury stock, at cost, 1,120,511 shares                                (8,141,438)           (7,772,048)
     Additional paid-in capital                                               27,027,846            26,548,634
     Retained Earnings (Deficit)                                                 897,103            (6,971,365)
                                                                         ------------------    ------------------
       TOTAL STOCKHOLDERS' EQUITY                                             20,135,481            12,146,711
                                                                         ------------------    ------------------
                                                                         $    30,543,155       $    25,578,011
                                                                         ==================    ==================

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                            Additional    Retained        Total
                                         Common Stock                Treasury Stock          Paid-in      Earnings   Stockholders'
                                   --------------------------  ---------------------------
                                      Shares        Amount      Shares        Amount         Capital         (Deficit)    Equity
                                   ------------- ------------- ----------  -------------- --------------- ---------------- ---------

Balance, December 31, 2002      3,369,674   $  336,970     1,087,383  $ (7,706,152)   $26,335,863     $ (8,339,530)     $ 10,627,150

Options Exercised                 25,200        2,520                                     73,630                             76,150
Repurchased Shares                                             9,400       (65,896)                                         (65,896)
Tax benefit from exercise of                                                                                                  29,811
  non-qualified stock options                                                              29,811
Net Income                                                                                                111,190           111,190
                               ------------- ------------- ----------  -------------- --------------- ----------------  ------------
Balance, December 31, 2003      3,394,874   $  339,490     1,096,783  $ (7,772,048)  $ 26,439,304    $  (8,228,340)    $  10,778,405

Options Exercised                  20,000        2,000                                     66,750                             68,750
Tax benefit from exercise of
 non-qualified stock options                                                              42,580                             42,580
Net Income                                                                                               1,256,975         1,256,975

                              ------------- ------------- ----------  -------------- --------------- ----------------  -------------
Balance, December 31, 2004      3,414,874   $  341,490     1,096,783  $ (7,772,048)  $ 26,548,634    $  (6,971,365)    $  12,146,711

Options exercised, net of shares
  surrendered or withheld         104,807       10,480        23,728      (369,390)      (261,464)                         (620,374)
Tax benefit from exercise of
  non-qualified stock options                                                             740,676                            740,676
Net Income                                                                                               7,868,468         7,868,468
                               ------------- ------------- ----------  -------------- --------------- ----------------  ------------
Balance, December 31, 2005      3,519,681   $  351,970     1,120,511  $ (8,141,438)  $ 27,027,846    $     897,103     $  20,135,481
                              ============= ============= ==========  ============== =============== ================  =============























   The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Year Ended          Year Ended       Year Ended
                                                                   December 31,        December 31,     December 31,
                                                                       2005                2004             2003
                                                                  ----------------   ----------------- ----------------

Cash flows from operating activities:
Net income                                                        $ 7,868,468        $   1,256,975     $    111,190
  Less gain / (loss) from discontinued operations                   4,985,180            (363,472)         (930,309)
                                                                  ----------------   ----------------- ----------------
Income from continuing operations                                   2,883,288            1,620,447         1,041,499
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
  Depreciation and amortization                                     1,189,565            1,368,460         1,402,059
  Provision for uncollectible accounts                                935,141            1,326,765         1,140,796
  Litigation loss accrued                                                   -                    -         1,154,241
  Loss on sale of assets                                                    -                    -          (76,813)
  Deferred income taxes                                              (406,218)            (120,727)         806,557
                                                                  ----------------   ----------------- ----------------
                                                                    4,601,776            4,194,945         5,468,339
   Change in certain net assets, net of the effects of acquisitions:
  (Increase) decrease in:
   Accounts receivable                                               (759,039)            (190,496)         844,399
      Prepaid expenses and other current assets                      (427,402)             (32,598)         (301,420)
      Other assets                                                    (22,063)              (6,806)         783,299
   Increase (decrease) in:
      Accounts payable and accrued expenses                         1,233,261             (534,174)          243,800
         Other                                                         44,262                    -                -
                                                                  ----------------   ----------------- ----------------
      Net cash provided by operating activities                     4,670,795            3,430,871         7,038,417
                                                                  ----------------   ----------------- ----------------
Cash flows from investing activities:
   Cash held in escrow                                                      -                     -      (1,154,241)
   Capital expenditures                                              (562,070)            (161,727)        (973,568)
   Cash received from sale of assets                                        -                    -          149,469
   Acquisitions, net of cash acquired                              (2,570,330)            (113,527)               -
                                                                  ----------------   ----------------- ----------------
      Net cash used in investing activities                        (3,132,400)            (275,254)      (1,978,340)
                                                                  ----------------   ----------------- ----------------
Cash flows from financing activities:
   Net revolving credit facility repayments                        (3,769,575)           (7,121,848)     (3,590,814)
   Repurchase of common shares                                              -                    -          (65,896)
   Proceeds from stock option exercises                                47,215               68,750           76,150
   Principal payments on capital leases and notes payable            (300,000)             (37,174)         (20,636)
                                                                  ----------------   -----------------    -------------
      Net cash used in financing activities                        (4,022,360)           (7,090,272)     (3,601,196)
Cash flows from discontinued operations
   Operating activities                                              (466,440)           2,887,472         (958,211)
   Investing activities                                             8,448,621              740,745            3,491
   Financing activities                                              (183,382)            (239,566)        (254,501)
                                                                  ----------------   ----------------- ----------------
      Net cash provided by (used in) discontinued operations        7,798,799            3,388,651       (1,209,221)
                                                                  ----------------   ----------------- ----------------

Net increase / (decrease) in cash and cash equivalents              5,314,834             (546,004)          249,660
Cash and cash equivalents at beginning of period                      873,487             1,419,491        1,169,831
                                                                  ----------------   ----------------- ----------------
Cash and cash equivalents at end of period                        $ 6,188,321        $     873,487     $   1,419,492
                                                                  ================   ================= ================

Supplemental disclosures of cash flow information:
  Cash payment of interest, net of amounts capitalized            $   325,000        $     517,000     $     703,000
  Cash payment of taxes                                           $ 4,489,000        $     993,000     $      42,000
Summary of non-cash investing activities:
  Capital expenditures financed under capital leases              $   321,444        $     556,520     $     392,012
  Acquisition note payable                                        $   900,000        $           -     $           -


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

Uninsured deposits at December 31, 2005, and December 31, 2004 were approximately $6.2 million and $873,000, respectively. These amounts have been deposited with national financial institutions.

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

The Company has completed the required annual tests for impairment under Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets for 2005, 2004, and 2003, and concluded that no impairment exists.

There were additions to the Company's goodwill of $3,483,164 for the fiscal year ended December 31, 2005 for three acquisitions. Accumulated goodwill amortization at December 31, 2005 and 2004 was approximately $4 million.

LONG-LIVED ASSETS

The Company has completed the required annual tests for impairment under SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" for 2005, 2004, and 2003, and concluded that no impairment exists.

CAPITALIZATION POLICIES

Maintenance, repairs and minor replacements are charged to expense as incurred. Major renovations and replacements are capitalized to appropriate property and equipment accounts. Upon sale or retirement of property, the cost and related accumulated depreciation are eliminated from the accounts and the related gain or loss is recognized in income.

Consistent with AICPA Statement of Position 98-1, the Company capitalizes the cost of internally generated computer software developed for the Company's own use. Software development costs of approximately $184,000, $218,000 and $922,000 were capitalized in the years ended December 31, 2005 and 2004 and 2003, respectively.

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

Changes in Contractual Allowance Estimates Pertaining to Prior Periods Approximately 98% of the Company's revenues are earned on a "fee for service" basis. For all services provided, the Company uses either payor-specific or patient-specific fee schedules for the recording of revenues at the amounts actually expected to be received. Changes in estimates related to prior period contractual allowances decreased revenues by $89,000, $82,000, and $72,000 in the years ended December 31, 2005, 2004 and 2003, respectively.

Approximately 34% of the Company's 2005 revenues were derived from state Medicaid and other government programs, some of which are currently facing significant budget issues. It is possible that the actions taken by the state Medicaid programs in the future could have a significant unfavorable impact on the Company's results of operations, financial condition and liquidity.

Revenue and Receivable Concentrations
The following table sets forth the percent of the Company's revenues generated from Medicare, state Medicaid programs and other payors:

                                          Year Ended         Year Ended December
                                      December 31, 2005            31, 2004
                                      ---------------------  -------------------
Medicare                                           49.1%             44.7%

Medicaid & other government programs:
  Ohio                                             14.0%             15.1%
  Kentucky                                          8.0%              8.5%
  Connecticut                                       6.3%              6.3%
  Massachusetts                                     2.7%              2.6%
  Florida                                           1.8%              2.3%
  Indiana                                           1.3%              1.1%
  Alabama                                           0.2%              0.2%
                                     ---------------------  --------------------
  Subtotal                                         34.3%             36.1%
  All other payers                                 16.6%             19.2%
                                      ---------------------  -------------------
   Total                                          100.0%            100.0%
                                      =====================  ===================

Concentrations in the Company's accounts receivable were as follows:

                                                         As of December 31, 2005             As of December 31, 2004
                                            -------------------------------------   ----------------------------------
                                                     Amount             Percent            Amount           Percent
                                            -----------------------  -------------   -----------------  --------------

     Medicare                                $   4,331,255                37.9%              $   2,847,698        23.9%
                                              -------------------------------------------------------------------------
     Medicaid & other government programs:

        Kentucky                                 1,331,193                11.6%                  1,214,343        10.2%
                                                 1,381,775                12.1%                  2,278,610        19.2%
        Connecticut                                946,378                 8.3%                    895,190         7.5%
        Indiana                                    542,601                 4.7%                    537,921         4.5%
        Massachusetts                              346,526                 3.0%                    471,013         4.0%
        Alabama                                     25,981                 0.2%                     24,065         0.2%
        Florida                                    245,787                 2.2%                    345,812         2.9%
          Subtotal                               4,820,241                80.0%                  5,766,954        72.4%
                                              --------------------------------------------------------------------------
       All other payers                         2,283,646                20.0%                  3,282,186        27.6%
                                              --------------------------------------------------------------------------
          Subtotal                              11,435,142               100.0%                 11,896,838       100.0%
        Allowance for uncollectible accounts    (1,795,800)                                     (2,081,394)
                                              ----------------                          -------------------
                                              $  9,639,342                                   $   9,815,444
                                              ================                          ===================

At December 31, 2005 and 2004, the Company had approximately ($68,000) and $525,000 of net receivables (payables) outstanding specifically related to filed or estimated cost reports. Of these amounts, approximately ($287,000) and $5,000, respectively, were due from (to) the Kentucky Medicaid program.

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

Payor Mix Concentrations and Related Aging of Accounts Receivable
The approximate breakdown of accounts receivable by payor classification as of December 31, 2005 and 2004 is set forth in the following tables:


As of December 31, 2005:                   Percent of Accounts Receivable
                                                                    >1yr
            Payor                    0-120          121-365         <2yrs          >2yrs          Total
------------------------------    ------------    ------------    ----------     ----------    -------------

Medicare                                  37%              1%            -%             -%              38%
Medicaid & Government                     32%              7%            3%             -%              42%
Self Pay                                   8%              2%            1%             -%              11%
Insurance                                  6%              2%            1%             -%               9%
Total                                     83%             12%            5%             -%             100%



As of December 31, 2004:                   Percent of Accounts Receivable
                                                                    >1yr
            Payor                    0-120          121-365         <2yrs          >2yrs          Total
------------------------------    ------------    ------------    ----------     ----------    -------------

Medicare                                  23%              1%            -%             -%              24%
Medicaid & Government                     37%              8%            6%             -%              51%
Self Pay                                   7%              2%            4%             -%              13%
Insurance                                  6%              4%            2%             -%              12%
Total                                     73%             15%           12%             -%             100%

The balance sheet as of December 31, 2005 reflects a 2.8% decrease in net accounts receivable from December 31, 2004 and a 10.4% decrease from December 31, 2003 despite increasing sales over that time frame. Days sales outstanding declined to 48 days at December 31, 2005 from 52 days at December 31, 2004 and 64 days at December 31, 2003.

Allowance for Uncollectible Accounts by Payor Mix and Related Aging
The Company records an estimated allowance for uncollectible accounts by applying estimated bad debt percentages to its accounts receivable agings. The percentages to be applied by payor type are based on the Company's historical collection and loss experience. The Company's effective allowances for bad debt were as follows:

As of December 31, 2005:                Percent of Accounts Receivable
                                                       >1yr
    Payor                 0-120           121-365         <2yrs          >2yrs
---------------------------------    ------------    ----------     -----------
Medicare                      3%             18%          100%            100%
Medicaid & Government         2%             14%           76%            100%
Self Pay                      1%             11%           73%            100%
Insurance                     2%             17%           74%            100%
Total                         2%             15%           95%            100%

As of December 31, 2004:        Percent of Accounts Receivable
                                                       >1yr
    Payor                  0-120           121-365         <2yrs          >2yrs
---------------------------------    ------------    ----------     -----------
Medicare                      3%             14%          100%            100%
Medicaid & Government         2%             20%           89%            100%
Self Pay                      5%             26%           30%            100%
Insurance                     2%             14%           65%            100%
Total                         2%             19%           75%            100%

The Company's provision for uncollectible accounts for the years ended December 31, 2005, 2004 and 2003 was $935,000, $1,327,000 and $1,141,000, respectively.

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


                                                            Year Ended        Year Ended       Year Ended
                                                            December 31,      December 31,     December 31,
                                                               2005              2004             2003
                                                      -------------------------------------------------------
   Basic weighted average outstanding shares                   2,337,289         2,303,267       2,294,771
   Add-common equivalent shares representing
     shares issuable upon  exercise of dilutive
     options                                                     272,040           264,201         244,100
                                                        -----------------------------------------------------
   Diluted weighted average number of shares at
     year end                                                  2,609,329         2,567,468       2,538,871
                                                        =====================================================

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Refer also to "NET REVENUES" above and to Note 2 -- "HEALTHCARE REFORM LEGISLATION, REGULATIONS AND MARKET CONDITIONS."

FINANCIAL STATEMENT RECLASSIFICATIONS

Certain amounts have been reclassified in the December 31, 2004 financial statements and related notes in order to conform to the 2005 presentation. Such reclassifications had no effect on previously reported net income.

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

Had compensation cost for stock option grants been determined based upon the fair value at the grant date for the awards in the years ended December 31, 2005, 2004 and 2003 consistent with the provisions of SFAS 123, the effect on net income and earnings per share would have been reduced to the following pro forma amounts:

                                            Year Ended December          Year Ended                 Year Ended
                                                  31, 2005            December 31, 2004            December 31,
                                                                                                       2003
                                            ---------------------    --------------------     -----------------------
      Net income, as reported:              $         7,868,468      $         1,256,975      $           111,190
        Pro forma stock-based
         compensation expense, net of
         tax                                              4,753                      710                   41,808
                                            ---------------------    --------------------     -----------------------
      Pro forma net income                  $         7,863,715      $         1,256,265      $            69,382
                                            =====================    ====================     =======================

      Pro forma earnings per share:
        Basic                               $              3.36      $              0.55      $              0.03
        Diluted                             $              3.01      $              0.49      $              0.03


NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 123 (revised 2004) ("SFAS 123R"), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock Based Compensation. SFAS 123R supersedes Accounting Principles Bulletin ("APB") No. 25, Accounting for Stock Issued to Employees and amends FASB Statement No. 95, Statement of Cash Flows. The Company is required to adopt Statement 123R on January 1, 2006 using the modified prospective method. Upon adoption, two transition methods are available. Under the modified-prospective method, companies will be required to apply the provisions of SFAS 123R to all share-based payments that are granted, modified or settled after the date of adoption. Under the modified-retrospective transition method, companies may restate prior periods by recognizing compensation cost in the amounts previously reported in the pro-forma footnote disclosures required by SFAS 123. New awards and unvested awards would be accounted for in the same manner as the modified-prospective method. The Company plans to reflect the adoption of SFAS 123R in the interim consolidated financial statements for the first quarter of 2006 using the modified prospective method of application. Based upon the Company's initial analysis, the Company does not believe that the adoption of this pronouncement will have a material impact on its future operating results.

ADVERTISING COSTS

The Company expenses the costs of advertising as incurred. Advertising expense was $87,898, $76,201 and $95,845 for the years ended December 31, 2005, 2004, and 2003, respectively.

DISCONTINUED OPERATIONS

The Company follows the guidance in SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" and, when appropriate, reclassifies operating units closed, sold, or held for sale out of continuing operations and into discontinued operations for all periods presented. The ADC segment sale has been reclassified in the Company's financial statements as further explained elsewhere in the notes to the financial statements.

In the three years ended December 31, 2005, no operating units in the VN or PC segments met the criteria to be reclassified as discontinued operations.

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

Regulations with regard to the security components of HIPAA were published in 2003. Those regulations were required to be implemented by April 2005. The Company believes it is in compliance with the security regulations.

NOTE 3 - ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                            December 31,          December 31,
                                               2005                  2004
                                         -------------------    ----------------
 Wages and employee benefits               $      1,800,516       $    1,202,150
 Insurance accruals                               1,993,747            1,633,628
 Accrued taxes                                      795,594              841,479
 Accrued professional fees and other                147,013              165,883
 Insurance and other accruals related to
 sold ADC operations:                             1,471,092            1,605,276
                                             -------------------    ------------
                                              $   6,207,962       $    5,448,416
                                             =================== ===============

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment, including equipment under capital leases, consist of the following:

                                   December 31, 2005          December 31, 2004
                                   --------------------    --------------------

Leasehold improvements                     1,251,156               1,236,107
Medical equipment                            202,464                 142,103
Computer equipment and software            8,697,618               8,016,712
Office and other equipment                 1,546,627               1,517,342
                                   --------------------    --------------------
                                          11,697,865              10,912,264
Less accumulated depreciation            (10,385,490)             (9,350,608)
                                   --------------------    --------------------
                                   $       1,312,375       $       1,561,656
                                   ====================    ====================

Depreciation and amortization expense (including amortization of assets held under capital leases) was $1,189,565 and $1,368,460 for the years ended December 31, 2005 and 2004, respectively.

NOTE 5 - REVOLVING CREDIT FACILITY

Revolving Credit Facility. The Company has a $22.5 million credit facility with JP Morgan Chase Bank, NA, as amended on August 11, 2005, with an expiration date of September 30, 2008. The credit facility bears interest at the bank's prime rate plus a margin (ranging from -0.75% to -0.25%, currently -0.5%) dependent upon total leverage and is secured by substantially all assets and the stock of the Company's subsidiaries. The weighted average interest rates were 5.27% and 3.97% for the years ended December 31, 2005 and 2004, respectively. The Company pays a commitment fee of 0.25% per annum on the unused facility balance. Borrowings are available equal to the greater of: a) a multiple of four times earnings before interest, taxes, depreciation and amortization (As Defined EBITDA) or b) an asset based formula, primarily based on accounts receivable. "As Defined EBITDA" of acquired operations, up to 50% of base "As Definded EBITDA", may be included in the availability calculations. Borrowings under the facility may be used for working capital, capital expenditures, acquisitions, development and growth of the business and other corporate purposes. As of December 31, 2005, the formula permitted approximately $22.2 million to be used. The Company has irrevocable letters of credit, totaling $5.4 million outstanding in connection with its self-insurance programs. Thus, a total of $16.8 million was available for use at December 31, 2005. The Company's revolving credit facility is subject to various financial covenants. As of December 31, 2005, the Company was in compliance with the covenants. Under the most restrictive of its covenants, the Company is required to maintain minimum net worth of at least $10.5 million.

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



                                         December 31, 2005     December 31, 2004
                                        ---------------------    ---------------
 Deferred tax assets
 Nondeductible reserves and
   allowances                           $          530,000       $      654,000
 Intangibles                                       763,000              955,000
 Insurance accruals                                641,000              744,000
 Net operating loss carryforwards                  624,000              725,000
                                        ---------------------    ---------------
                                                 2,558,000            3,078,000
 Valuation allowance                              (329,000)            (557,000)
                                        ---------------------    ---------------
                                                 2,229,000            2,521,000
 Deferred tax liabilities
 Accelerated depreciation                         (697,000)          (1,395,000)
                                        ---------------------    ---------------
 Net deferred tax assets                $        1,532,000       $    1,126,000
                                        =====================    ===============

 Deferred tax assets (liabilities) are reflected in the accompanying balance sheets as:
   Current                              $        1,171,000       $    1,352,000
   Long-term                                       361,000             (226,000)
                                        ---------------------    ---------------
 Net deferred tax assets                $        1,532,000       $    1,126,000
                                        =====================    ===============

The Company has state and local net operating loss carryforwards of approximately $13.2 million which expire on various dates through 2016.

Provision (benefit) for income taxes consists of the following:


                                                        Year Ended              Year Ended            Year Ended
                                                    December 31, 2005       December 31, 2004       December 31, 2003
                                                    --------------------    -------------------    ------------------

   Federal - current                                $       1,443,000        $       911,000      $        531,000
   State and local - current                                  191,000                154,000               367,000
   Deferred                                                  (272,000)                (7,000)             (379,000)
                                                    --------------------    -------------------    ------------------
                                                    $       1,362,000        $      1,058,000     $        519,000
                                                    ====================    ===================    ==================

   Shown in the accompanying statements of income as:
       Continuing operations                        $       1,362,000        $      1,058,000     $        519,000
       Discontinued operations                              2,912,000                 (2,000)              131,000
                                                    --------------------    -------------------    ------------------
                                                    $       4,274,000        $      1,056,000     $        650,000
                                                    ====================    ===================    ==================


A reconciliation of the statutory to the effective rate of the Company is as follows:

                                                       Year Ended              Year Ended               Year Ended
                                                   December 31, 2005        December 31, 2004      December 31, 2003
                                                 ----------------------- ----------------------  -----------------------
  Tax provision using statutory rate                             34.0%                  34.0%                    34.0%
  Valuation allowance                                            -3.6%                  -0.5%                    -0.8%
  State and local taxes, net of Federal benefit                   4.5%                   5.7%                    23.5%
  Other, net                                                     -2.9%                   0.3%                   -23.4%
                                                 ----------------------- ----------------------  -----------------------
  Tax provision for continuing operations                        32.0%                  39.5%                    33.3%
                                                 ======================= ======================  =======================

The Company has provided a valuation allowance against certain net deferred tax assets based upon management's estimation of realizability of those assets through future taxable income. This valuation was based in large part on the Company's history of generating operating income or losses in individual tax locales and expectations for the future. The Company's ability to generate the expected amounts of taxable income from future operations to realize its recorded net deferred tax assets is dependent upon general economic conditions, competitive pressures on revenues and margins and legislation and regulation at all levels of government. There can be no assurances that the Company will meet its expectations of future taxable income. However, management has considered the above factors in reaching its conclusion that it is more likely than not that future taxable income will be sufficient to realize the net deferred tax assets as of December 31, 2005.

During the year ended December 31, 2005, 2004 and 2003, based on changes in facts and circumstances, favorable changes occurred in the Company's expectations with regard to the generation of future taxable income in certain tax jurisdictions. Accordingly, the state and local tax provision for these periods include a reduction of previously recorded valuation allowances of approximately $152,000, $21,000 and $96,000, respectively.

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

NOTE 7 - STOCKHOLDERS' EQUITY

Employee Stock Option Plans

The Company has the following stock option plans:

1. The Company has a Nonqualified Stock Option Plan which provided for the granting of options to key employees, officers, and directors, to purchase up to 220,000 shares of the Company's common stock. The period of time for granting options under this plan has expired. As of December 31, 2005, there were no shares outstanding under this plan.

2. The Company has a 1991 Long-term Incentive Nonqualified Stock Option Plan which provided for the granting of options to purchase up to 500,000 shares of the Company's common stock to key employees, officers, and directors. The period of time for granting options under this plan has expired. As of December 31, 2005, options for 280,993 shares were outstanding under this plan.

3. The Company has a 1993 Stock Option Plan for Non-employee Directors which provided for the granting of options to purchase up to 120,000 shares of the Company's common stock to directors who are not employees. Each newly elected director or any director who did not possess options to purchase 10,000 shares of the Company's common stock were automatically granted options to purchase 10,000 shares of common stock under this plan at an exercise price based on the market price as of the date of grant. As of December 31, 2005, all option shares available under this plan have been granted and options for 65,500 shares were outstanding under this plan.

4. The Company has a 2000 Stock Option Plan which provides for options to purchase up to 500,000 shares of the Company's common stock to key employees, officers and directors. The Board of Directors determines the amount and terms of the options, which cannot exceed ten years. As of December 31, 2005, options for 41,507 shares had been granted and were outstanding under this plan. Shares available for future grant amount to 415,993 shares at December 31, 2005.

Changes in option shares outstanding are summarized as follows:

                                                       Wtd. Avg
                                    Shares            Ex. Price
                                  -------------     ---------------
 December 31, 2001                   667,500                 3.06

 Granted                              12,500                10.51
 Exercised                           (51,800)                2.80
 Terminated                                -                    -
                                  -------------
 December 31, 2002                   628,200                 3.38

 Granted                                   -                     -
 Exercised                           (25,200)                3.02
 Terminated                          (39,500)                3.26
                                  -------------
 December 31, 2003                   563,500                 3.40

 Granted                                  -                   -
 Exercised                           (20,000)                3.44
 Terminated                          (17,500)                9.54
                                  -------------
 December 31, 2004                   526,000                 3.20
                                  =============

 Granted                              10,000                5.41
 Exercised                          (104,807)                2.91
 Forfeited                           (43,193)                2.82
                                   -------------
 December 31, 2005                   388,000                 3.45
                                   =============

The following table details exercisable options and related information:


                                                           Year Ended          Year Ended          Year Ended
                                                        December 31, 2005  December 31, 2004   December 31, 2003
                                                        ------------------ ------------------- -------------------

   Exercisable at end of year                                    383,000            524,750              502,375
   Weighted average exercise price                      $           3.39   $           3.18    $            3.20

   Weighted average fair value
       of options granted during the year               $           5.41   $              -    $               -

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for awards in the year ended December 31, 2005: risk-free interest rates of 4.44%, expected volatility of approximately 45.81%, expected lives of 10 years, and no expected dividend yields.

The following table summarizes information about stock options outstanding at December 31, 2005:

                                 Options Outstanding                                     Options Exercisable
      --------------------------------------------------------------------------- -----------------------------------
                             Outstanding          Wtd. Avg.                          Exercisable
          Range of              As of             Remaining          Wt. Avg.           As of            Wt. Avg.
         Ex. Price        December 31, 2005    Contractual Life      Ex. Price    December 31, 2005     Ex. Price
      -----------------   ------------------  -------------------  -------------- ------------------   -------------
         $2.19-2.50               147,500            3.17              $2.19              147,500         $2.19
        $2.50 - 3.00               57,000            2.82              $3.68               52,000         $3.21
         Over $3.00               183,500            5.12              $4.40              183,500         $4.40
                          ------------------                                      ------------------
       $2.19 - $10.59             388,000            4.04              $3.45              383,000         $3.39
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

Directors Deferred Compensation Plan
The Company has a Non-Employee Directors Deferred Compensation Plan which allows Directors to elect to receive fees for Board services in the form of shares of the Company's common stock. The Plan authorized 100,000 shares for such use. As of December 31, 2005, 55,550 shares have been allocated in deferred accounts, 4,311 have been issued to previous Directors and 40,139 remain available for future allocation. Allocated shares are to be issued to Directors when they cease to be Directors or upon a change in control. Directors' fees are expensed as incurred whether paid in cash or deferred into the Plan.

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

The Company's retirement plan expense was approximately $103,000, $60,000 and $5,000 for the years ended December 31, 2005, 2004, and 2003.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating Leases
The Company leases certain real estate, office space, and equipment under non-cancelable operating leases expiring at various dates through 2010 and which contain various renewal and escalation clauses. Rent expense amounted to approximately $1,947,787, $1,796,734 and $1,841,939 for years ended December 31, 2005, 2004 and 2003. At December 31, 2005 the minimum rental payments under these leases were as follows:

           2006                           $     1,694,344
           2007                                 1,488,384
           2008                                 1,383,272
           2009                                   959,415
           2010                                   699,431
           Thereafter                             490,292
                                          ------------------
                                          $     6,715,138
                                          ==================

Capital Leases and Term Debt
The Company has certain assets, primarily computer equipment, under a capital lease. The leases include interest of approximately 6.25% per annum. Assets held under capital lease are carried at cost of approximately $321,000 with accumulated depreciation of approximately $41,000 as of December 31, 2005.

The Company has two unsecured notes payable totaling $700,000 and $200,000 to sellers bearing interest at 6% per annum at December 31, 2005, due in March 2007 and November 2008, respectively.

Future minimum lease payments and principal and interest payments on the term debt are as follows:

                                              Capital            Acquisition
      Year Ending December 31,                 Leases            Notes Payable           Total
                                         ------------------    ------------------    -------------------

      2006                               $        117,784      $        42,000       $        159,784
      2007                                        117,784              721,000                838,784
      2008                                        117,784              236,000                353,784
      2009                                              -                    -                      -
      2010                                              -                    -                      -
      Thereafter                                        -                    -                      -
                                         ------------------    ------------------    -------------------
                                                  353,352              999,000              1,352,352
      Less: amount representing
        Interest                                  (31,909)             (99,000)              (130,909)
                                         ------------------    ------------------    -------------------
      Present value of minimum
        lease/principal payments                  321,443              900,000              1,221,443
      Less: current portion                       100,542                    -                100,542
                                         ------------------    ------------------    -------------------
                                         $        220,901      $       900,000       $      1,120,901
                                         ==================    ==================    ===================

Insurance Programs

The Company bears significant insurance risk under our large-deductible workers' compensation insurance program and its self-insured employee health program. Under the workers' compensation insurance program, the Company bears risk up to $250,000 per incident. The Company purchases stop-loss insurance for the employee health plan that places a specific limit, generally $100,000, on its exposure for any individual covered life.

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against the Company by various claimants. The claims are in various stages of processing and some may ultimately be brought to trial. The Company is aware of incidents that have occurred through December 31, 2004 that may result in the assertion of additional claims. The Company carries insurance coverage for this exposure; however, its deductible per claim increased effective July 21, 2005, from $250,000 to $500,000

The Company records estimated liabilities for its insurance programs based on information provided by the third-party plan administrators, historical claims experience, the life cycle of claims, expected costs of claims incurred but not paid, and expected costs to settle unpaid claims. The Company monitors its estimated insurance-related liabilities on a monthly basis. As facts change, it may become necessary to make adjustments that could be material to the Company's results of operations and financial condition.

Legal Proceedings

The Company is currently, and from time to time, subject to claims and suits arising in the ordinary course of its business, including claims for damages for personal injuries. In the opinion of management, the ultimate resolution of any of these pending claims and legal proceedings will not have a material effect on the Company's financial position or results of operations.

NOTE 10 - STOCK REPURCHASES

During the year ended December 31, 2005, the Company redeemed 23,728 shares of its common stock in conjunction with the exercise of employee stock options and issuance of related stock. These were shares previously outstanding and owned by option holders submitted them in lieu of the cash exercise price (an aggregate of $(369,390) that would have otherwise been due on option exercise. During the year ended December 31, 2003, the Company purchased 9,400 shares of its common stock in open market purchases for a total cost of approximately $66,000.

NOTE 11 - SEGMENT DATA

The Company has two reportable segments, Visiting Nurse (VN) and Personal Care
(PC). Reportable segments have been identified based upon how management has organized the business by services provided to customers and the criteria in SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." On September 30, 2005, the Company sold its Adult Day Care (ADC) business segment. The ADC segment information has been reclassified from continuing operations and into discontinued operations for all periods presented.

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



                                              Year Ended             Year Ended              Year Ended
                                          December 31, 2005       December 31, 2004      December 31, 2003
----------------------------------------- ------------------- --- ------------------ --- -------------------
Net revenues
Visiting nurses                           $     40,265,311        $     32,227,614       $    29,375,519
Personal care                                   35,354,834              33,542,824            32,266,389
                                          -------------------     ------------------     -------------------
                                          $     75,620,145        $     65,770,438       $    61,641,908
                                          ===================     ==================     ===================
Operating income (loss)
Visiting nurses                           $      5,275,661        $      4,805,486       $     4,335,589
Personal care                                    3,289,835               2,309,410             3,354,372
Corporate                                       (4,475,444)             (4,165,442)           (4,625,024)
                                          -------------------     ------------------     -------------------
                                          $      4,090,052        $      2,949,454       $     3,064,937
                                          ===================     ==================     ===================
Identifiable assets
Visiting nurses                           $      8,567,595        $      4,304,820       $     3,753,238
Personal care                                    9,350,761               9,467,064            11,213,644
Corporate                                       12,624,799               7,985,812             9,241,800
Discontinued operations                                  -               3,820,315             7,572,438
                                          -------------------     ------------------     -------------------
                                          $     30,543,155        $     25,578,011       $    31,781,120
                                          ===================     ==================     ===================
Identifiable liabilities
Visiting nurses                           $      3,737,863        $      2,140,354       $       2,508,940
Personal care                                    2,838,394               3,111,892               2,669,347
Corporate                                        3,831,417               8,179,054              15,824,428
                                          -------------------     ------------------     -------------------
                                          $     10,407,674        $     13,431,300       $      21,002,715
                                          ===================     ==================     ===================
Capital expenditures
Visiting nurses                           $         85,963        $         68,517       $         500,323
Personal care                                        6,768                   5,615                 377,042
Corporate                                          469,339                  87,595                  96,203
                                          -------------------     ------------------     -------------------
                                          $        562,070        $        161,727       $         973,568
                                          ===================     ==================     ===================
Depreciation and amortization
Visiting nurses                           $        712,039        $        842,389       $         860,478
Personal care                                      291,414                 399,518                 195,782
Corporate                                          186,112                 126,553                 345,799
                                          -------------------     ------------------     -------------------
                                          $      1,189,565        $      1,368,460       $       1,402,059
                                          ===================     ==================     ===================

NOTE 12 - SALE OF ADULT DAY CARE (ADC) SEGMENT

On September 30, 2005, the Company sold its adult day care (ADC) segment to Active Services, Inc.. ADC operations are now reported as discontinued operations. The sale price consisted of $13.6 million cash plus assumption of approximately $1.4 million of debt. In return, Active Services acquired substantially all the assets and assume certain working capital liabilities related to Almost Family's 19 medical adult day care centers which generated approximately $21.0 million in annual revenues. The Company reported an after-tax gain on the sale totaling $5.2 million. The Company's balance sheet as of December 31, 2005 includes opportunity $1 million of the sale price held in escrow for 1 year from the date of sale pending possible indemnification claims. To date no such claims have been asserted by the buyer.

Revenues from the discontinued ADC segment were approximately $16.5 million, $23.2 million and $25.3 million in the years ended December 31, 2005, 2004 and 2003 respectively. Net losses from the discontinued ADC segment were approximately ($221,000), ($363,000) and ($930,000) in the years ended December 31, 2005, 2004 and 2003 respectively, and such amounts are included in net loss from discontinued operations in the accompanying financial statements.

NOTE 13 -- ACQUISITIONS

Consistent with its stated business plan, on April 1, 2005 the Company acquired all the assets and business operations of a Medicare-certified visiting nurse agency located in Bradenton, Florida. The total purchase price of $3.2 million was paid in the form of $2.5 million in cash at closing with the $700,000 balance in the form of a note payable bearing interest at 6% payable quarterly and the note balance due in two years after closing. The acquired operations generated net revenues of approximately $3.8 million in the year ended December 31, 2004.

On November 12, 2005 the Company acquired all the assets and business operations of a Medicare-certified visiting nurse agency located in St. Augustine, Florida. The total purchase price of $800,000 was paid in the form of $600,000 in cash at closing with the $200,000 balance in the form of a note payable bearing interest at 6% due in its entirety three years after closing. The acquired operations generated net revenues of approximately $2.4 million in the year ended December 31, 2004.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed of the Bradenton, Florida acquisition on April 1, 2005. (Rounded to nearest thousands):

       Accounts receivable - net            $   450
       Property, plant & equipment              105
       Goodwill                               2,858
       Assets acquired                        3,414
       Liabilities assumed                      (61)
                                          ------------
       Net assets acquired                 $  3,353
                                          ============

The unaudited pro-forma results of operations of the Company as if the Bradenton, Florida acquisition had been made at the beginning of 2004 are as follows:
                                      Twelve Months ended December 31
                                 ------------------------------------------
                                         2005                  2004
                                 ---------------------- -------------------
Revenues                         $         76,624,111   $      69,539,888
Income from continuing
operations                                  3,007,931           1,976,363
Earnings per share
     Basic                       $               1.29   $            0.86
     Diluted                     $               1.15   $            0.77


The pro forma information presented above is presented for illustrative purposes only and may not be indicative of the results of operations that would have actually occurred if the transaction described had been completed as of the beginning of 2004. In addition, future results may vary significantly from the results reflected in such information.

NOTE 14 - QUARTERLY FINANCIAL DATA-- (UNAUDITED)

Summarized quarterly financial data for the years ended December 31, 2005 and 2004 are as follows (in thousands except per share data):

                                    Year Ended December 31, 2005                        Year Ended December 31, 2004
                          -------------------------------------------------- ----------------------------------------------------

Net service revenues      $   19,377  $   18,508   $  19,323   $   18,412    $   16,895  $  16,035  $    16,397  $      16,443
Gross margin                   9,327       8,587       9,229        8,815         7,732      7,287        7,672          7,943
Income from continuing
  operations                   1,280         397         675          531           363        259          406           592
Income from discontinued
  operations                     203       4,982         (53)        (147)         (207)       146          (11)         (291)
Net income                     1,483       5,379         622          384           156        405          395           301

Income (loss) from
continuing operations
    Basic                 $     0.54  $     0.17   $     0.29  $     0.23    $     0.16  $     0.11  $     0.18  $       0.26
    Diluted               $     0.48  $     0.15   $     0.26  $     0.20    $     0.14  $     0.10  $     0.16  $       0.23

Income (loss) from
  discontinued operations
    Basic                 $     0.09  $     2.14   $    (0.02) $    (0.06)   $    (0.09) $     0.06  $        -  $      (0.13)
    Diluted               $     0.08  $     1.89   $    (0.02) $    (0.06)   $    (0.08) $     0.06  $        -  $      (0.11)

Net income (loss)
  per share
    Basic                 $     0.63  $     2.31   $     0.27  $     0.17    $     0.07  $     0.17  $     0.18  $       0.13
    Diluted               $     0.56  $     2.04   $     0.24  $     0.14    $     0.06  $     0.16  $     0.16  $       0.12



             Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Almost Family, Inc.

We have audited the accompanying consolidated balance sheets of Almost Family, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal controls over financial reporting. Our audits included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal controls over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Almost Family, Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young, LLP


Louisville, Kentucky
March 8, 2006

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

The Company's management, with participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2005. Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2005. There were no changes in the Company's internal controls over financial reporting during the fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, such internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION

Following the sale of the Company's adult day care operations to Active Services, Inc., on October 15, 2005, the Company awarded discretionary bonuses to the officers in the following amounts: William B. Yarmuth - $50,000; C. Steven Guenthner - $35,000; and Patrick T. Lyles - $35,000.

Effective February 13, 2006, the Company increased the annual base salaries of the following officers to the following amounts: William B. Yarmuth to $395,000;
C. Steven Guenthner to $225,678; and Patrick T. Lyles to $203,000.

                                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is set forth in the Registrant's definitive proxy statement to be filed with the Commission no later than 120 days after December 31, 2005, except for the information regarding executive officers of the Company. The information required by this Item contained in such definitive proxy statement is incorporated herein by reference.

The following table sets forth certain information with respect to the Company's executive officers.

Name                          Age           Position with the Company
--------------------------------------------------------------------------------
William B. Yarmuth (1)        53          Chairman of the Board President
                                             and Chief Executive Officer
C. Steven Guenthner (2)       45          Senior Vice President and
                                              Chief Financial Officer
P. Todd Lyles       (3)       44          Senior Vice President - Administration
Anne T. Liechty     (4)       53          Senior Vice President - Operations

Executive officers of the Company are elected by the Board of Directors for one year and serve at the pleasure of the Board of Directors with the exception of William B. Yarmuth who has an employment agreement with the Company. There are no family relationships between any director or executive officer.

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

(3) P. Todd Lyles joined the Company as Senior Vice President Planning and Development in October 1997 and now serves as Senior Vice President - Administration. Prior to joining the Company Mr. Lyles was Vice President Development for the Kentucky Division of Columbia/HCA, a position he had held since 1993. Mr. Lyles experience also includes 8 years with Humana Inc. in various financial and hospital management positions.

(4) Anne T. Liechty became Senior Vice President - VN Operations in 2001. Ms. Liechty has been employed by the Company since 1986 in various capacities including Vice President of Operations for the Company's VN segment and its Product segment.

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

Equity Compensation Plans

As of December 31, 2005, shares of common stock authorized for issuance under our equity compensation plans are summarized in the following table. See note 7 to the consolidated financial statements for a description of the plans. The table below is furnished pursuant to item 12.


                                               Shares to Be         Weighted-Average
                                                Issued Upon          Option Exercise      Shares Available for
              Plan Category                      Exercise                 Price               Future Grants
              -------------
                                            --------------------    ------------------    ----------------------
Plans approved by shareholders                        388,000       $          3.45                   415,993
Plans not approved by shareholders                          -                     -                         -
                                            --------------------    ------------------    ----------------------

Total                                                 388,000       $          3.45                   415,993
                                            ====================    ==================    ======================

PART IV


Item 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
               8-K.

                                                                                                      Page Number
(a) The following items are filed as part of this report:

1.             Index to Consolidated Financial Statements

               Consolidated Statements of Income for the years ended December
               31, 2005, 2004 and 2003                                                                        38
               Consolidated Balance Sheets - December 31, 2005 and 2004                                       39
               Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and
                2003                                                                                          41
               Consolidated Statements of Stockholders' Equity for the years ended December 31, 2005,
                 2004 and 2003                                                                                40
               Notes to Consolidated Financial Statements                                                     42
               Report of Independent Registered Public Accounting Firm                                        60

2.             Index to Financial Statement Schedule

               Schedule II - Valuation and Qualifying Accounts                                                68

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

       10.8 Third Amendment to Loan Agreement between the Company and Bank One, NA, dated March 23, 2004 (incorporated by reference to the Registrant's report on Form 10-K for the year ended December 31, 2003)

       10.9 Fourth Amendment to Loan Documents dated as of August 11, 2005, by and between (i) Almost Family, Inc., (ii) each of the subsidiaries of AFI that is party to the Agreement, and (iii) JP Morgan Chase Bank, N.A. (successor by merger to Bank One N.A.). (incorporated by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 2005).

       10.10 Asset Purchase Agreement between the Company and Manatee Memorial Hospital, L.P. (Florida Home Health) (incorporated by reference to the Registrant's report on Form 10-Q for the quarter ended March 31, 2005). Schedules have been omitted but will be furnished separately to the SEC upon request.

       10.11* Asset Purchase Agreement dated as of November 12, 2005 between Caretenders Visiting Services of St. Augustine, LLC and Flagler Memorial Hospital. (St. Augustine)(schedules have been omitted but will be furnished separately to the SEC upon request).

       10.12 2000 Stock Option Plan (incorporated by reference to the Registrant's Registration Statement on Form S-8 Reg.
                  No. 333-88744)

       10.13      Non-Employee Director Deferred Compensation Plan

       10.14 1993 Non-Employee Directors Stock Option Plan (incorporated by reference to the Registrant's Registration Statement on Form S-8 Reg. No. 333-881100)

       10.15 Asset Purchase Agreement (the "ADC Asset Purchase Agreement") dated as of August 3, 2005, by and among (i) Almost Family, Inc., (ii) Caretenders of Cincinnati, Inc., (iii) Adult Day Care of Maryland, Inc., (iv) Caretenders of Columbus, Inc.,
                  (v) Caretenders of   New Jersey, Inc., (vi) Caretenders of
                  Southwest Florida, Inc., (vii) Caretenders of West
                  Palm Beach, Inc. (viii) Adult Day Care of Louisville, Inc.
                  (ix) Active Day FL, Inc., (x) Active Day Oh, Inc., (xi)
                  Active Day of MD, Inc., (xii) Active Day KY, Inc., (xiii) Active Day Fleet, Inc., and (xiv) Active Service
                  Corporation (schedules have been omitted but will be furnished supplementally to the SEC upon request) (incorporated by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 2005).

       10.16 Executive Change of Control Security Agreement dated September 30, 2005 between the Company and Mary A. Yarmuth.

       10.17 Amendment No. 1 dated September 30, 2005 to the ADC Asset Purchase Agreement set forth at Exhibit 10.15.

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

ALMOST FAMILY, INC.
March 31, 2006

/S/ William B. Yarmuth
    -------------------
    William B. Yarmuth
    Chairman, President and Chief Executive Officer

/S/ C. Steven Guenthner
   --------------------
    C. Steven Guenthner
    Senior Vice President and Chief Financial Officer
    (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

/S/ William B. Yarmuth                 March 31, 2006
-----------------------                Date
    William B. Yarmuth
    Director

/S/ Steven B. Bing                     March 31, 2006
-----------------------                Date
    Steven B. Bing
    Director

/S/ Donald G. McClinton                March 31, 2006
------------------------               Date
    Donald G. McClinton
    Director

/S/ Tyree G. Wilburn                   March 31, 2006
------------------------               Date
    Tyree G. Wilburn
    Director

/S/ Jonathan D. Goldberg               March 31, 2006
-------------------------              Date
    Jonathan D. Goldberg
    Director

/S/ Wayne T. Smith                     March 31, 2006
-------------------------              Date
    Wayne T. Smith
    Director

/S/ W. Earl Reed, III                  March 31, 2006
-------------------------              Date
  W. Earl Reed, III
  Director

/S/ Henry M. Altman Jr.                March 31, 2006
-------------------------              Date
  Henry M. Altman Jr.
  Director

                                    ALMOST FAMILY, INC. AND SUBSIDIARIES
                                      VALUATION AND QUALIFYING ACCOUNTS
                                                 SCHEDULE II


              Col. A                          Col. B           Col. C                       Col. D          Col. E
              ------                          ------           ------                       ------          ------

                                                                 Additions
                                                           ------------------------------
                                                                 (1)            (2)
                                              Balance at     Charged to      Charged to
                                             Beginning of       Costs          Other           (3)          Balance at
             Description                        Period      and Expenses      Accounts      Deductions     End of Period
--------------------------------------------------------------------------- ------------- --------------- ----------------

Allowance for bad debts:
Year Ended December 31, 2005                $  2,081,394   $     935,141       262,303    $  1,483,038    $   1,795,800

Year Ended December 31, 2004                $  1,717,185   $   1,326,765             -    $    962,556    $   2,081,394

Year ended December 31, 2003                $  1,456,623   $   1,140,796             -    $    880,234    $   1,717,185


(1)            Charged to bad debt expense.
(2)            Acquired Bad Debt Reserves.
(3)            Write-off of accounts.