Form 10-Q
period 2006-03-31
ALMOST FAMILY INC
filed 2006-05-12
CIK 799231

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q



   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

                                       OR

   [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the transition period from ___________to____________


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

             Large accelerated filer _____ Accelerated filer _____
                          Non-accelerated filer __X___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                Yes_____ No__X___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Class of Common Stock $.10 par value
                  Shares outstanding at May 12, 2006 2,409,170

                      ALMOST FAMILY, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX




PART I.  FINANCIAL INFORMATION........................................................................................3

     Item 1.  Financial Statements....................................................................................3

        Condensed Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005..............................3

        Condensed Consolidated Statements of Income for the Three Months Ending March 31, 2006 and March 31, 2005.....4

        Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2006 and March 31,
        2005..........................................................................................................5

        Notes to Condensed Consolidated Financial Statements..........................................................6

     Item 2.  Managements's Discussion and Analysis of Financial Condition and Results of Operations.................11

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk.............................................19

     Item 4.  Controls and Procedures................................................................................20

PART II.  OTHER INFORMATION..........................................................................................21

     Item 1.  Legal Proceedings......................................................................................21

     Item 1A. Risk Factors...........................................................................................21

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds............................................21

     Item 3.  Defaults Upon Senior Securities........................................................................21

     Item 4.  Submission of Matters to a Vote of Security Holders....................................................21

     Item 5.  Other Informtion.......................................................................................21

     Item 6.  Exhibits...............................................................................................21


                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                            March 31,           December 31,
                                   ASSETS                                     2006                  2006
                                                                        -------------------   -------------------
                                                                            (UNAUDITED)
   CURRENT ASSETS:
      Cash and cash equivalents                                         $      7,601,230      $      6,188,321
      Accounts receivable - net                                                9,243,738             9,639,342
      Prepaid expenses and other current assets                                  879,077             1,141,213
      Deferred tax assets                                                      1,320,207             1,171,227
                                                                        -------------------   -------------------
        TOTAL CURRENT ASSETS                                            $     19,044,252            18,140,103
                                                                        -------------------   -------------------

   CASH HELD IN ESCROW                                                         1,013,949             1,006,696

   PROPERTY AND EQUIPMENT - NET                                                1,142,867             1,312,375

   GOODWILL                                                                    9,595,831             9,595,831

   DEFERRED TAX ASSETS                                                           361,301               361,301

   OTHER ASSETS                                                                  140,447               126,849
                                                                        -------------------   -------------------
                                                                        $     31,298,647      $     30,543,155
                                                                        ===================   ===================


                   LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES:
      Accounts payable                                                   $     2,285,334      $       2,531,565
     Accrued other liabilities                                                 6,295,254              6,207,962
      Current portion - capital leases                                           101,908                100,542
                                                                         ------------------   --------------------
         TOTAL CURRENT LIABILITIES                                             8,682,496              8,840,069
                                                                         ------------------   --------------------

   LONG-TERM LIABILITIES:
      Revolving credit facility                                                        -                      -
      Capital leases                                                             198,300                220,901
      Seller notes                                                               900,000                900,000
      Other liabilities                                                          457,758                446,704
                                                                         ------------------   --------------------
         TOTAL LONG-TERM LIABILITIES                                           1,556,058              1,567,605
                                                                         ------------------   --------------------
         TOTAL LIABILITIES                                                    10,238,554             10,407,674
                                                                         ------------------   --------------------

   COMMITMENTS AND CONTINGENCIES (Note 8)

   STOCKHOLDERS' EQUITY:
      Preferred stock, par value $0.05; authorized 2,000,000 shares;
      none issued or outstanding                                                       -                      -
      Common stock, par value $0.10; authorized 10,000,000 shares;
      3,529,681 and 3,519,681 issued                                             352,970                351,970
      Treasury stock, at cost, 1,120,511 shares                               (8,141,438)            (8,141,438)
      Additional paid-in capital                                              27,105,796             27,027,846
      Retained earnings                                                        1,742,765               897,103
                                                                         ------------------   --------------------
         TOTAL STOCKHOLDERS' EQUITY                                           21,060,093             20,135,481
                                                                         ------------------   --------------------
                                                                         $     31,298,647     $      30,543,155
                                                                         ==================   ====================




      See accompanying Notes to Condensed Consolidated Financial Statements

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                                                 Three months ended
                                                                       ---------------------------------------
                                                                         March 31, 2006         March 31, 2005
                                                                       ------------------     ------------------

    Net service revenues                                             $      20,793,858       $     18,299,564
    Cost of service revenue (excluding amortization and                     10,902,813              9,526,407
    depreciation)
                                                                     --------------------    -------------------
    Gross margin                                                             9,891,045              8,773,157
    General and administrative expenses:
       Salaries and benefits                                                 5,734,376              4,679,030
       Other                                                                 2,709,750              3,108,935
                                                                     --------------------    -------------------
    Total general and administrative expenses:                               8,444,126              7,787,965
                                                                     --------------------    -------------------
    Operating income                                                         1,446,919                985,192
    Other income (expense):
    Interest income (expense)                                                   37,999                (55,236)
                                                                     --------------------    -------------------
       Income from continuing operations before income taxes                 1,484,918                929,956
       Income tax expense                                                     (573,178)              (370,894)
                                                                     --------------------    -------------------
    Net income from continuing operations                                      911,740                559,062

    Discontinued operations, net of tax:                                       (66,078)              (175,128)
                                                                     --------------------    -------------------
      Net income                                                     $         845,662       $        383,934
                                                                     ====================    ===================

    Per share amounts-basic:
       Average shares outstanding                                            2,409,052              2,316,741
       Income from continuing operations                             $            0.38       $           0.24
       Income (loss) from discontinued operations                                (0.03)                 (0.07)
                                                                     --------------------    -------------------
       Net income                                                    $            0.35       $           0.17
                                                                     ====================    ===================

    Per share amounts-diluted:
     Average shares outstanding                                              2,649,649               2,622,067
       Income from continuing operations                             $            0.34       $           0.21
       Income (loss) from discontinued operations                                (0.02)                 (0.06)
                                                                     --------------------    -------------------
       Net income                                                    $            0.32       $           0.15
                                                                     ====================    ===================




     See accompanying Notes to Condensed Consolidated Financial Statements.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                              Three months ended
                                                                      -----------------------------------------
                                                                         March 31, 2006     March 31, 2005
                                                                      -------------------  --------------------
   Cash flows from operating activities:
   Net income                                                         $       845,662      $        383,934
      Less loss from discontinued operations                                  (66,078)             (175,128)
                                                                      -------------------  --------------------
   Income from continuing operations                                          911,740               559,062
   Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
      Depreciation and amortization                                           295,767               336,621
      Interest earned on escrow funds                                          (7,254)                    -
      Provision for uncollectible accounts                                    106,193               260,576
      Deferred income taxes                                                  (148,980)              (99,486)
                                                                      -------------------  --------------------
                                                                      $     1,157,466      $      1,056,773
      Change in certain net assets, net of the effects of acquisitions:
      (Increase) decrease in:
         Accounts receivable                                                  289,411               111,097
         Prepaid expenses and other current assets                            244,775               283,172
         Other assets                                                         (13,598)               (3,918)
      Increase (decrease) in:
         Accounts payable and accrued expenses                              (147,885)             1,012,710
                                                                      -------------------  --------------------
         Net cash provided by operating activities                    $     1,530,169             2,459,834
                                                                      -------------------  --------------------

     Cash flows from investing activities:
      Capital expenditures                                                   (108,897)              (57,942)
      Acquisitions, net of cash acquired                                            -              (160,776)
                                                                      -------------------  --------------------
         Net cash used in investing activities                        $      (108,897)     $       (218,718)
                                                                      -------------------  --------------------

   Cash flows from financing activities:
      Net revolving credit facility repayments                                      -            (1,967,367)
      Proceeds from stock option exercises                                     26,250                7,375
      Tax benefit of options exercised                                         52,700               10,250
      Principal payments on capital leases and notes payable                  (21,235)                   -
                                                                      -------------------  --------------------
         Net cash provided by/(used in) financing activities          $        57,715            (1,949,742)
                                                                      -------------------  --------------------

   Cash flows from discontinued operations:
      Operating activities                                                    (66,078)             (138,222)
      Investing activities                                                          -               (21,855)
      Financing activities                                                          -              (110,444)
                                                                      -------------------  --------------------
         Net cash used in discontinued operations                             (66,078)             (270,521)
                                                                      -------------------  --------------------
   Net increase in cash and cash equivalents                                1,412,909                20,853

   Cash and cash equivalents at beginning of period                         6,188,321               873,486
                                                                      -------------------  --------------------
   Cash and cash equivalents at end of period                         $     7,601,230      $        894,339
                                                                      ===================  ====================



     See accompanying Notes to Condensed Consolidated Financial Statements.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       Basis of Presentation

The accompanying condensed consolidated financial statements for the three months ended March 31, 2006 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. Accordingly, the reader of this Form 10-Q is referred to our Form 10-K for the year ended December 31, 2005 for further information. In the opinion of management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position at March 31, 2006 and the results of operations and cash flows for the three months ended March 31, 2006 and 2005.

 The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the operating results for the year.

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

Financial Statement Reclassifications

 Certain amounts have been reclassified in the March 2005 consolidated financial statements and related notes in order to conform to the 2006 presentation. Such reclassifications had no effect on previously reported net income.

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

The Company's PC segment services are also provided in patients' homes. These services (generally provided by paraprofessional staff such as home health aides) are generally of a custodial rather than skilled nature. PC revenues are generated on an hourly basis. Approximately 70% of the PC segment revenues are generated from Medicaid and other government programs while the balance is generated from insurance programs and private pay patients.

Certain general and administrative expenses incurred at the corporate level have not been allocated to the segments. The Company has service locations in Florida, Kentucky, Ohio, Connecticut, Massachusetts, Indiana and Alabama (in order of revenue significance).
                                       Three months ended March 31,
                                     ----------------------------------------
                                            2006                  2005
                                     -------------------    -----------------
Net Revenues
Home Health Care
   Visiting nurses                    $      11,943,043      $    9,543,132
   Personal care                              8,850,815           8,756,432
                                     -------------------    -----------------
                                      $      20,793,858          18,299,564
                                     ===================    ===================
Operating Income
Home Health Care
   Visiting nurses                    $       2,029,679      $    1,686,071
   Personal care                                546,434             624,763
                                     -------------------    -----------------
                                              2,576,113           2,310,834
Unallocated corporate expenses
                                              1,129,194           1,325,642
                                     -------------------    -----------------
   Operating income                   $       1,446,919      $      985,192
                                     ===================    =================

4.      Capitalized Software Development Costs

Consistent with AICPA Statement of Position 98-1, the Company capitalizes the cost of internally generated computer software developed for the Company's own use. Software development costs of approximately $35,000 and $3,000 were capitalized in the three months ended March 31, 2006 and 2005, respectively. Capitalized software development costs are amortized over a three-year period following the initial implementation of the software.

5.       Revolving Credit Facility

The Company has a $22.5 million credit facility with JP Morgan Chase Bank, NA (successor by merger to Bank One, NA), as amended August 11, 2005, with an expiration date of September 30, 2008. The credit facility bears interest at the bank's prime rate plus a margin (ranging from -0.75% to -0.25%, currently -0.75%) dependent upon total leverage and is secured by substantially all assets and the stock of the Company's subsidiaries. The weighted average interest rates were 5.27% and 4.73% for the quarters ended March 31, 2006 and 2005, respectively. The Company pays a commitment fee of 0.25% per annum on the unused facility balance. Borrowings are available equal to the greater of: a) a multiple of four times earnings before interest, taxes, depreciation and amortization (As Defined EBITDA) or b) an asset based formula, primarily based on accounts receivable. "As Defined EBITDA" of acquired operations, up to 50% of base "As Defined EBITDA," may be included in the availability calculations. Borrowings under the facility may be used for working capital, capital expenditures, acquisitions, development and growth of the business and other corporate purposes. As of March 31, 2006, the formula permitted approximately $22.5 million to be used. The Company has an irrevocable letter of credit, totaling $5.4 million outstanding in connection with the Company's self-insurance programs. Thus, a total of $17.1 million was available for use at March 31, 2006. The Company's revolving credit facility is subject to various financial covenants. As of March 31, 2006, the Company was in compliance with the covenants. Under the most restrictive of the Company's covenants, the Company is required to maintain minimum net worth of at least $10.5 million.

6.       Stock-Based Compensation

Stock options are granted under various stock compensation programs to employees and independent directors. The Company accounts for stock option grants in accordance with SFAS No. 123R "Share-Based Payment", adopted effective January 1, 2006, using the modified prospective method of application, the adoption of which had no significant effect on income from operations, income before taxes, net income, cash flow from operations, cash flow from financing activities and basic and diluted earnings per share. Prior to the first quarter of fiscal 2006, the Company accounted for stock-based compensation arrangements in accordance with the provisions and related interpretations of Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees". Had compensation cost for stock-based compensation been determined consistent with SFAS No. 123R, the net income and earnings per share for the three months ended March 31, 2005 would have been adjusted to the following pro forma amounts:

                                       Three months ended March 31, 2005

Net income as reported                  $         383,934
Pro forma stock-based comp-
  ensation expense, net of tax                      3,047
                                        -------------------
Pro forma net income                    $         380,887
                                        ===================

Earnings per common share:
  Basic - as reported                   $            0.17
  Basic - pro forma                     $            0.16
  Diluted - as reported                 $            0.15
  Diluted - proforma                    $            0.15

Under the modified prospective approach, SFAS 123(R) applies to new stock options granted on or after January 1, 2006 as well as grants that were outstanding as of December 31, 2005 including those that are subsequently modified, repurchased or cancelled. Under the modified prospective method, compensation cost recognized in the quarter ended March 31, 2006 includes compensation cost for all stock options granted prior to, but not yet vested as of December 31, 2005 in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard. During the quarter ended March 31, 2006 the Company granted no share-based compensation but intends to comply with the provisions of SFAS 123(R) on all future issuances.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based compensation with the following weighted-average assumptions for the indicated periods.

                                            Three months ended March 31,
                                            2006                   2005
                                   --------------------     --------------------
 Risk-free interest rates                    4.44%                     5.72%
 Expected life of options (in years)           10                       9.30
 Expected volatility                        45.81%                     50.0%
 Expected annual dividend yield                 -                         -

The assumptions above are based on multiple factors, including historical exercise patterns of employees in relatively homogeneous groups with respect to exercise and post-vesting employment termination behaviors, expected future exercise patterns for these same homogeneous groups and the implied volatility of its stock.

At March 31, 2006, there was approximately $14,000 of unrecognized compensation cost related to share-based compensation that is expected to be recognized over the remainder of the year.

Changes in option shares outstanding are summarized as follows:

                                                          Wtd. Avg
                                        Shares           Ex. Price
                                     -------------    ----------------
   December 31, 2005                    388,000                3.45

   Granted                                    -                   -
   Exercised                            (10,000)               2.63
   Terminated                                 -                   -
   March 31, 2006                       378,000                3.47

7.       Earnings Per Common Share
There were no adjustments required to be made to net income for purposes of computing basic and diluted earnings per common share. A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted earnings per common share is as follows:

                                             Three months ended March 31,
                                      ------------------------------------------
                                              2006                  2005
                                       -------------------    ------------------
Shares used to compute basic
  earnings per  common share -
  weighted average shares
  outstanding                                 2,409,052              2,316,741
Dilutive effect of stock options                240,597                305,326
                                       -------------------    ------------------
Shares used to compute diluted
  earnings per common share                   2,649,649              2,622,067
                                       ===================    ==================

8.       Commitments and Contingencies

Insurance Programs

The Company bears significant insurance risk under its large-deductible workers' compensation insurance program and its self-insured employee health program. Under the workers' compensation insurance program, the Company bears risk up to

$250,000 per incident. The Company purchases stop-loss insurance for the employee health plan that places a specific limit, generally $100,000, on its exposure for any individual covered life.

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against the Company by various claimants. The claims are in various stages of processing and some may ultimately be brought to trial. The Company is aware of incidents that have occurred through March 31, 2006 that may result in the assertion of additional claims. The Company carries insurance coverage for this exposure; however, its deductible per claim increased effective July 21, 2005 from $250,000 to $500,000.

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

Total premiums, excluding the Company's exposure to claims and deductibles, for all its non-health insurance programs decreased to approximately $2.3 million for the contract year ending March 31, 2006 (of which approximately $922,000 was associated with discontinued operations) as compared to approximately $2.8 million for the contract year ended March 31, 2005 (of which approximately $1.4 million was associated with discontinued operations). On March 31, 2006, the Company completed its renewal for the contract year ending March 31, 2007 with total estimated premiums of $1.1 million with no changes in coverage or deductibles.

Legal Proceedings

The Company is currently, and from time to time, subject to claims and suits arising in the ordinary course of its business, including claims for damages for personal injuries. In the opinion of management, the ultimate resolution of any of these pending claims and legal proceedings will not have a material effect on the Company's financial position or results of operations.

9.  Subsequent Event - Acquisition

On April 8, 2006, the Company purchased a Medicare-certified home health agency with branches located in Ocala and Palm Coast, Florida. The Company acquired all the assets and business operations of this agency. The total purchase price of $1.7 million was paid $1.34 million in cash at closing with the $340,000 balance in the form of a note payable bearing interest at 6% payable quarterly with the principal and all accrued and unpaid interest due in full 30 months from the closing date. The Company funded the cash portion of the purchase price from available cash on deposit. The acquired operations generated net revenues of approximately $1.7 million in the year ended December 31, 2005.

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

Cautionary Statements - Forward Outlook and Risks

Certain statements contained in this quarterly report on Form 10-Q, including, without limitation, statements containing the words "believes," "anticipates," "intends," "expects," "assumes," "trends" and similar expressions, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon the Company's current plans, expectations and projections about future events. However, such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, the following:
o  general economic and business conditions;
o  demographic changes;
o  changes in, or failure to comply with, existing governmental regulations;
o  legislative proposals for healthcare reform;
o  changes in Medicare and Medicaid reimbursement levels;
o  effects of competition in the markets in which the Company operates;
o  liability and other claims asserted against the Company;
o  ability to attract and retain qualified personnel;
o  availability and terms of capital;
o loss of significant contracts or reduction in revenues associated with major payer sources;
o  ability of customers to pay for services;
o  business disruption due to natural disasters or terrorist acts;
o ability to successfully integrate the operations of acquired businesses and achieve expected synergies and operating efficiencies from the acquisition, in each case within expected time-frames or at all;
o  effect on liquidity of the Company's financing arrangements;
o changes in estimates and judgments associated with critical accounting policies and estimates.

For a detailed discussion of these and other factors that could cause the Company's actual results to differ materially from the results contemplated by the forward-looking statements, please refer to Item 1A. "Risk Factors" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's annual report on Form 10-K for year ending December 31, 2005. The reader is encouraged to review these risk factors and filings.

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

Critical Accounting Policies
Refer to the "Critical Accounting Policies" section of Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K for the year ended December 31, 2005 for a detailed discussion of our critical accounting policies.

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

The PC segment services are also provided in patients' homes. These services (generally provided by paraprofessional staff such as home health aides) are generally of a custodial rather than skilled nature. PC revenues are generated on an hourly basis. Approximately 70% of the PC segment revenues are generated from Medicaid and other government programs while the balance is generated from insurance programs and private pay patients.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2006 Compared with three months ended
March 31, 2005

                  Consolidated                          2006                          2005                        Change
                  ------------           ----------------- ----------- ----------------- ----------- ---------------- ----------
                                             Amount         % Rev            Amount      % Rev          Amount            %
                                         ----------------- ----------- ----------------- ----------- ---------------- ----------
  Net revenues:
    Visiting Nurse                       $     11,943,043     57.4%   $     9,543,132      52.1%     $    2,399,911       25.1%
    Personal Care                               8,850,815     42.6%         8,756,432      47.9%             94,383        1.1%
                                           -----------------             -----------------             ----------------
                                         $     20,793,858    100.0%   $    18,299,564     100.0%     $    2,494,294       13.6%
                                         =================             =================             ================
  Operating income
    Visiting Nurse                       $     2,029,679       9.8%   $     1,686,071       9.2%     $      343,608       20.4%
    Personal Care                                546,434       2.6%           624,763       3.4%            (78,329)     -12.5%
                                         -----------------             -----------------             ----------------
                                               2,576,113      12.4%         2,310,834      12.6%            265,279       11.5%
  Corporate expense                            1,129,194       5.4%         1,325,642       7.2%           (196,448)     -14.8%
                                         -----------------             -----------------             ----------------
  Income before interest expense
    and income taxes                           1,446,919       7.0%           985,192       5.4%            461,727       46.9%
  Interest (income)
       expense                                   (37,999)     -0.2%            55,236       0.3%            (93,235)    -168.8%
  Income taxes                                   573,178       2.8%           370,894       2.0%             202,284      54.5%
                                         -----------------             -----------------             ----------------
  Net income from continuing
    operations                           $       911,740       4.4%    $      559,062       3.1%    $        352,678       63.1%
                                         =================             =================             ================

  EBITDA from continuing operations      $     1,725,324               $    1,307,621               $        417,703      31.9%


Our net revenues increased approximately $2.5 million or 13.6% with 25.1% growth in VN and 1.1% growth in PC. As further explained below, our VN revenue growth was driven by a combination of acquisitions, startups and same store growth. Despite the repeal of the annual Medicare rate increase due January 1, 2006, VN same store revenues grew 8%. Our VN operating income included operating income from acquisitions of about $360,000 and operating losses from new start-up agencies of about $50,000. As further explained below, our PC operating income was unfavorably impacted by increased workers compensation insurance costs, and to a lesser degree increases in administrative wage rates. Our PC startup operations during 2006 generated approximately $48,000 of operating losses in the March 2006 quarter. Our corporate expenses decreased due to an incurrence of approximately $120,000 in professional fees related to the successful defense of an employment related lawsuit and costs associated with an acquisition opportunity we abandoned in the quarter ending March 31, 2005.

The effective income tax rate was approximately 38.6% and 39.9% of income before income taxes in 2006 and 2005, respectively.

Visiting Nurse (VN) Segment-Three Months

                                                        Three months ended March 31,
                                        -------------------------- ---------------------------- ------------------------
                                                  2006                        2005                      Change
                                        --------------- ---------- ----------------- ---------- -------------- ---------
                                          Amount         % Rev          Amount         % Rev      Amount          %
                                        --------------- ---------- ----------------- ---------- -------------- ---------

  Net service revenues                  $   11,943,043   100.0%        $   9,543,132     100.0%  $  2,399,911      25.1%
  Cost of service revenue                    4,721,260    39.5%            3,593,954      37.7%     1,127,306      31.4%
                                        ---------------             -----------------            --------------
      Gross margin                           7,221,783    60.5%            5,949,178      62.3%     1,272,605      21.4%
  General and administrative
      expenses:
      Salaries and benefits                  3,708,300    31.0%            2,873,457      30.1%       834,843      29.1%
      Other                                  1,483,804    12.4%            1,389,650      14.6%        94,154       6.8%
                                        ---------------             -----------------            --------------
  Total general and administrative
      expenses:                              5,192,104    43.5%            4,263,107      44.7%       928,997      21.8%
                                        ---------------             -----------------            --------------
  Operating income                      $    2,029,679    17.0%       $    1,686,071      17.7%       343,608      20.4%
                                        ===============             =================            ==============

  All payors:
      Admissions                                 4,459                         3,472                      987      28.4%
      Patient months of care                     9,623                         7,652                    1,971      25.8%
      Revenue per patient month         $        1,241               $         1,247             $         (6)     -0.5%
      Cost of services per patient
      month                             $          491               $           470             $         21       4.5%
      Billable visits                           78,671                        66,847                   11,824      17.7%

  Average number of locations                       28                            24                        4      16.7%

  Medicare statistics:
      Admissions                                 3,944                         3,187                      757      23.8%
      Medicare revenue % of total                92.6%                         92.7%                     -0.1%


Our VN revenue grew 25.1% over the same period last year. This revenue growth was generated from acquisitions ($1.3 million), startups ($325,000) and same store growth ($780,000 or 8%). VN operating income for the quarter increased 20.4% from last year. Operating income in the segment included operating income from acquisitions of about $360,000 and operating losses from new start-up agencies of about $50,000. Our startup operations contributed about $150,000 to cost of service revenues and about $187,000 to general and administrative salaries and benefits.

During the quarter Medicare repealed retroactive to January 1, 2006, a previously implemented rate increase of approximately 3% which would have provided approximately $270,000 in additional revenue for the March 2006 quarter. However, due to market competition for skilled staff we gave our employees pay rate increases of about 3% effective January 1, 2006 resulting in a reduction of gross margin as compared to the prior year.

Our General and administrative salaries and benefits increased as a result of the increase in the average number of locations in operation between periods, increases in wage rates and the addition of segment management staff driven by our focus on the execution of our strategic plan to develop the visiting nurse segment. General and administrative other increased only 6.8% despite a 16.7% increase in average number of locations due to lower insurance, information systems depreciation and travel cost.

Admissions grew about 28.4% over the prior year while patient months increased 25.8%, reflecting a small decrease in the average length of stay. Operating costs per patient month increased about 4.5% primarily due to the effect of startup operations and as a result of increased administrative expenses, wage rates and employee benefits.

Personal Care (PC) Segment-Three Months

                                                          Three months ended March 31,
                                       --------------------------- ---------------------------- -------------------------
                                                  2006                        2005                       Change
                                       --------------- ----------- ---------------- ----------- --------------- ---------
                                           Amount       % Rev          Amount         % Rev         Amount         %
                                       --------------- ----------- ---------------- ----------- --------------- ---------

  Net service revenues                 $     8,850,815     100.0%   $    8,756,432      100.0%  $      94,383       1.1%
  Cost of service revenues                  6,181,553       69.8%        5,932,452       67.7%        249,101       4.2%
                                       ---------------             ----------------             ---------------
      Gross margin                           2,669,262      30.2%        2,823,980       32.3%       (154,718)     -5.5%
  General and administrative
      Expenses:
      Salaries and benefits                 1,370,116       15.5%        1,179,302       13.5%        190,814      16.2%
      Other                                    752,712       8.5%        1,019,915       11.6%       (267,202)    -26.2%
                                       ---------------             ----------------             ---------------
  Total general and administrative
      expenses:                             2,122,828       24.0%        2,199,217       25.1%        (76,389)     -3.5%
                                       ---------------             ----------------             ---------------
  Operating income                     $       546,434       6.2%  $       624,763        7.1%  $     (78,329)    -12.5%
                                       ===============             ================             ===============

  Admissions                                      856                          800                         56       7.0%
  Patient months of care                        10,337                       9,879                        458       4.6%
  Patient days of care                         125,587                     119,273                      6,314       5.3%
  Billable hours                               506,525                     504,367                     2,158        0.4%
  Revenue per billable hour            $         17.47             $         17.36              $       0.11        0.6%

PC operating income for the quarter was about $546,000 versus $625,000 in the corresponding period of last year. Startups contributed approximately $119,000 in revenues and $48,000 in operating losses for the quarter ending March 31, 2006. Gross margin percentage decreased 1.4% due to unfavorable workers compensation experience in the personal care segment, with the balance due to changes in service and payor mix.

General and administrative salaries and benefits increased about $191,000 due to additional segment management staff, wage increases and workers compensation experience. General and administrative expenses other includes a decrease of about $136,000, primarily due to a reduction in bad debt expense as a result of improved accounts receivable collection efforts, lower liability insurance costs and lower information systems depreciation. Admissions increased about 7.0% over the prior year while patient months increased 4.6%, reflecting a decrease in the average length of stay.

Insurance Programs

We bear significant insurance risk under our large-deductible workers' compensation insurance program and our self-insured employee health program. Under the workers' compensation insurance program, we bear risk up to $250,000 per incident. We purchase stop-loss insurance for the employee health plan that places a specific limit, generally $100,000, on our exposure for any individual covered life.

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against us by various claimants. The claims are in various stages of processing and some may ultimately be brought to trial. We are aware of incidents that have occurred through March 31, 2006 that may result in the assertion of additional claims. We carry insurance coverage for this exposure; however, its deductible per claim increased effective July 21, 2005 from $250,000 to $500,000.

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

Total premiums, excluding our exposure to claims and deductibles, for all our non-health insurance programs decreased to approximately $2.3 million for the contract year ending March 31, 2006 (of which approximately $922,000 was associated with discontinued operations) as compared to approximately $2.8 million for the contract year ended March 31, 2005 (of which approximately $1.4 million was associated with discontinued operations). On March 31, 2006, we completed our renewal for the contract year ending March 31, 2007 with total estimated premiums of $1.1 million with no changes in coverage or deductibles.


Liquidity and Capital Resources

Revolving Credit Facility

We have a $22.5 million credit facility with JP Morgan Chase Bank, NA, as amended August 11, 2005, with an expiration date of September 30, 2008. The credit facility bears interest at the bank's prime rate plus a margin (ranging from -0.75% to -0.25%, currently -0.75%) dependent upon total leverage and is secured by substantially all assets and the stock of our subsidiaries. The weighted average interest rates were 5.27% and 4.73% for the quarters ended March 31, 2006 and 2005, respectively. We pay a commitment fee of 0.25% per annum on the unused facility balance. Borrowings are available equal to the greater of: a) a multiple of four times earnings before interest, taxes, depreciation and amortization (As Defined EBITDA) or b) an asset based formula, primarily based on accounts receivable. "As Defined EBITDA" of acquired operations, up to 50% of base "As Defined EBITDA," may be included in the availability calculations. Borrowings under the facility may be used for working capital, capital expenditures, acquisitions, development and growth of the business and other corporate purposes. As of March 31, 2006, the formula permitted approximately $22.5 million to be used. We have an irrevocable letter of credit, totaling $5.4 million outstanding in connection with our self-insurance programs. Thus, a total of $17.1 million was available for use at March 31, 2006. Our revolving credit facility is subject to various financial covenants. As of March 31, 2006, we were in compliance with the covenants. Under the most restrictive of our covenants, we are required to maintain minimum net worth of at least $10.5 million.

Cash Flows
Key elements to the Consolidated Statements of Cash Flows for the three months ending March 31, 2006 and 2005 were:

Net Change in Cash and Cash Equivalents              2006              2005
--------------------------------------------------------------------------------
  Provided by (used in):
    Operating activities                      $   1,530,169     $     2,459,834
    Investing activities                           (108,897)          (218,718)
    Financing activities                             57,715         (1,949,742)
    Discontinued operations activities              (66,078)          (270,521)
                                             -----------------------------------
    Net increase in cash and cash equivalents  $  1,412,909     $       20,853
                                             ===================================

2006
Net cash provided by operating activities resulted principally from current period income, net of changes in accounts receivable, accounts payable and accrued expenses. Accounts receivable days revenues outstanding were 40 at March 31, 2006, and 48 at December 31, 2005. The variation in operating activities from 2006 to 2005 was primarily caused by the timing of accrued payroll at the end of each quarter. The quarter ending March 2005 included one full week of accrued payroll and payroll taxes while the quarter ending March 2006 included no accrual at all. Net cash used in investing activities resulted principally from improvements in our information systems. Net cash used in financing activities resulted primarily from stock option exercises net of capital lease payments.

2005
Net cash provided by operating activities resulted principally from current period income, net of changes in accounts receivable, accounts payable and accrued expenses. Accounts receivable days revenues outstanding were 49 at March 31, 2005, and 53 at December 31, 2004. The increase in combined accounts payable and accrued liabilities resulted primarily from an increase in insurance liabilities, accrued payroll and employee benefits. Net cash used in investing activities resulted principally from the acquisition of a small startup home health agency in Gainesville, Florida. Net cash used in financing activities resulted primarily from repayments on our credit facility and payment of capital lease and debt obligations.

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

Non-GAAP Financial Measure
The information provided in the some of the tables use certain non-GAAP financial measures as defined under Securities and Exchange Commission (SEC) rules. In accordance with SEC rules, the Company has provided, in the supplemental information below, a reconciliation of those measures to the most directly comparable GAAP measures.

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

The following table sets forth a reconciliation of Continuing Operations Net Income -- As Adjusted to EBITDA:

                                                         Three months ended March 31,
                                                --------------------- ------------------------
                                                        2006                   2005
                                                --------------------- ------------------------
Net income from continuing
 operations                                     $           911,740      $          559,062

Add back:
  Interest expense                                         (37,999)                  55,236
  Income taxes                                             573,178                  370,894
  Depreciation and amortization                            278,405                  322,429
                                                --------------------- ------------------------
Earnings before interest, income taxes,
depreciation and amortization (EBITDA)
from continuing operations                      $         1,725,324      $         1,307,621
                                                ===================== ========================

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Instruments

The Company does not use derivative instruments.

Market Risk of Financial Instruments

Our primary market risk exposure with regard to financial instruments is to changes in interest rates.

At March 31, 2006, a hypothetical 100 basis point increase in short-term interest rates would result in an increase of approximately $ 66,000 change to annual pre-tax earnings.

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


                           PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings

                  None

         Item 1A.  Risk Factors

                  Information regarding risk factors appears in our Form 10-K for the year ending December 31, 2005, under the heading "Special Caution Regarding Forward - Looking Statements" and in the Form 10-K Part I, Item 1A. Risk Factors. There have been no material changes from the risk factors previously disclosed in our Form 10-K.


         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

                  None


         Item 3.  Defaults Upon Senior Securities

                  None

         Item 4.  Submission of Matters to a Vote of Security Holders

                  None


         Item 5.  Other information

                  None

         Item 6. Exhibits

                  10.1
                  Executive Change of Control Security Agreement dated as of September 30, 2005 between the Company and Mary Yarmuth.

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


Date:    May 12, 2006

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