Form 10-Q
period 2006-06-30
ALMOST FAMILY INC
filed 2006-08-14
CIK 799231

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

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

Large accelerated filer _____ Accelerated filer ____ Non-accelerated filer __X__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                Yes_____ No__X___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Class of Common Stock $.10 par value
                 Shares outstanding at August 11, 2006 2,410,036

                      ALMOST FAMILY, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX






PART I.  FINANCIAL INFORMATION........................................................................................3
     Item 1.  Financial Statements....................................................................................3

        Condensed Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005...............................3

        Condensed Consolidated Statements of Income for the Three Months Ending June 30, 2006 and June 30, 2005.......4

        Condensed Consolidated Statements of Cash Flows for the Six months ended June 30, 2006 and June 30, 2005......6

        Notes to Condensed Consolidated Financial Statements..........................................................7

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..................14

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk.............................................25

     Item 4.  Controls and Procedures................................................................................26

PART II.  OTHER INFORMATION..........................................................................................27

     Item 1.  Legal Proceedings......................................................................................27

     Item 1A.  Risk Factors..........................................................................................27

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds............................................27

     Item 3.  Defaults Upon Senior Securities........................................................................27

     Item 4.  Submission of Matters to a Vote of Security Holders....................................................27

     Item 5.  Other Informtion.......................................................................................28

     Item 6.  Exhibits...............................................................................................28

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                            June 30,              December 31,
                                  ASSETS                                      2006                     2006
                                                                        -------------------   -------------------
                                                                          UNAUDITED)
   CURRENT ASSETS:
      Cash and cash equivalents                                         $      4,104,430      $      6,188,321
      Accounts receivable - net                                               10,734,822             9,639,342
      Prepaid expenses and other current assets                                1,312,091             1,141,213
      Deferred tax assets                                                      1,320,207             1,171,227
                                                                        -------------------   -------------------
        TOTAL CURRENT ASSETS                                                  17,471,550            18,140,103
                                                                        -------------------   -------------------

   CASH HELD IN ESCROW                                                         1,021,858             1,006,696

   PROPERTY AND EQUIPMENT - NET                                                1,320,949             1,312,375

   GOODWILL                                                                   11,211,989             9,595,831

   DEFERRED TAX ASSETS                                                           931,301               361,301

   OTHER ASSETS                                                                  157,552               126,849
                                                                         -------------------   -------------------
                                                                        $     32,115,199      $     30,543,155
                                                                        ===================   ===================


                   LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES:
      Accounts payable                                                   $     2,414,356      $       2,531,565
     Accrued other liabilities                                                 5,576,471              6,207,962
      Current portion - capital leases, notes                                    803,509                100,542
                                                                         ------------------   --------------------
         TOTAL CURRENT LIABILITIES                                             8,794,336              8,840,069
                                                                         ------------------   --------------------

   LONG-TERM LIABILITIES:
      Revolving credit facility                                                        -                      -
      Capital leases                                                             171,815                220,901
      Seller notes                                                               640,000                900,000
      Other liabilities                                                          464,391                446,704
                                                                         ------------------   --------------------
          TOTAL LONG-TERM LIABILITIES                                          1,276,206              1,567,605
                                                                         ------------------   --------------------
          TOTAL LIABILITIES                                                   10,070,542             10,407,674
                                                                         ------------------   --------------------

   COMMITMENTS AND CONTINGENCIES (Note 8)

   STOCKHOLDERS' EQUITY:
      Preferred stock, par value $0.05; authorized 2,000,000 shares;
      none issued or outstanding                                                       -                      -
      Common stock, par value $0.10; authorized 10,000,000 shares;
      3,544,970 and 3,519,681 issued                                             354,497                351,970
      Treasury stock, at cost, 1,122,987 and 1,120,511shares                  (8,200,095)            (8,141,438)
      Additional paid-in capital                                              27,248,713             27,027,846
      Retained earnings                                                        2,641,542                897,103
                                                                         ------------------   --------------------
          TOTAL STOCKHOLDERS' EQUITY                                          22,044,657             20,135,481
                                                                         ------------------   --------------------
                                                                          $   32,115,199      $      30,543,155
                                                                         ==================   ====================



                                 See accompanying Notes to Condensed Consolidated Financial Statements

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)


                                                                               Three months ended
                                                                       -----------------------------------------
                                                                         June 30, 2006          June 30, 2005
                                                                       ------------------     ------------------
    Net service revenues                                             $       21,846,518      $     19,202,844
    Cost of service revenue (excluding amortization and                      11,422,820            10,006,296
    depreciation)
                                                                     --------------------    -------------------
      Gross margin                                                           10,423,698             9,196,548
    General and administrative expenses:
       Salaries and benefits                                                  5,806,302             4,968,735
       Other                                                                  3,068,636             3,036,174
                                                                     --------------------    -------------------
    Total general and administrative expenses:                                8,874,938             8,004,909
                                                                     --------------------    -------------------
      Operating income                                                        1,548,760             1,191,639
    Other income (expense):
    Interest income (expense)                                                    22,947               (56,626)
                                                                     --------------------    -------------------
       Income from continuing operations before income taxes                  1,571,707             1,135,013
       Income tax expense                                                      (651,094)             (431,694)
                                                                     --------------------    -------------------
    Net income from continuing operations                                       920,613               703,319

    Discontinued operations, net of tax:                                        (21,836)              (80,681)
                                                                     --------------------    -------------------
      Net income                                                     $          898,777       $       622,638
                                                                     ====================    ===================

    Per share amounts-basic:
       Average shares outstanding                                            2,411,561              2,331,243
       Income from continuing operations                             $            0.38       $           0.30
       Loss from discontinued operations                                         (0.01)                 (0.03)
                                                                     --------------------    -------------------
       Net income                                                    $           0.37        $           0.27
                                                                     ====================    ===================

    Per share amounts-diluted:
     Average shares outstanding                                              2,661,192              2,627,375
       Income from continuing operations                             $            0.35       $           0.27
       Loss from discontinued operations                                         (0.01)                 (0.03)
                                                                     --------------------    -------------------
       Net income                                                    $           0.34        $           0.24
                                                                     ====================    ===================









                                See accompanying Notes to Condensed Consolidated Financial Statements.




                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)


                                                                                Six months ended
                                                                       -----------------------------------------
                                                                         June 30, 2006          June 30, 2005
                                                                       ------------------     ------------------
    Net service revenues                                             $      42,640,377       $     37,502,408
    Cost of service revenue (excluding amortization and                     22,325,633             19,532,703
    depreciation)
                                                                     --------------------    -------------------
     Gross margin                                                           20,314,744             17,969,705
    General and administrative expenses:
       Salaries and benefits                                                11,540,679              9,647,765
       Other                                                                 5,778,386              6,145,109
                                                                      --------------------    -------------------
    Total general and administrative expenses:                              17,319,065             15,792,874
                                                                     --------------------    -------------------
     Operating income                                                        2,995,679              2,176,831
    Other income (expense):
    Interest income (expense)                                                   60,945               (111,862)
                                                                     --------------------    -------------------
        Income from continuing operations before income taxes                3,056,624              2,064,969
       Income tax expense                                                   (1,224,272)              (802,588)
                                                                     --------------------    -------------------
     Net income from continuing operations                                   1,832,352              1,262,381

    Discontinued operations, net of tax:                                       (87,912)              (255,808)
                                                                     --------------------    -------------------
      Net income                                                     $       1,744,440       $      1,006,573
                                                                      ====================    ===================

    Per share amounts-basic:
       Average shares outstanding                                            2,410,343              2,323,992
       Income from continuing operations                             $            0.76       $           0.54
       Loss from discontinued operations                                         (0.04)                 (0.11)
                                                                      --------------------    -------------------
       Net income                                                    $            0.72       $           0.43
                                                                     ====================    ===================

    Per share amounts-diluted:
     Average shares outstanding                                              2,654,506              2,622,501
       Income from continuing operations                             $            0.69      $            0.48
       Loss from discontinued operations                                         (0.03)                 (0.10)
                                                                     --------------------    -------------------
       Net income                                                    $            0.66       $           0.38
                                                                     ====================    ===================









                                See accompanying Notes to Condensed Consolidated Financial Statements.


                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               Six months ended
                                                                      -----------------------------------------
                                                                          June 30, 2006      June 30, 2005
                                                                      -------------------  --------------------
   Cash flows from operating activities:
   Net income                                                         $     1,744,440      $      1,006,573
      Less loss from discontinued operations                                  (87,912)             (255,808)
                                                                      -------------------  --------------------
   Income from continuing operations                                        1,832,352             1,262,381
   Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
      Depreciation and amortization                                           568,605               673,256
      Interest earned on escrow funds                                         (15,162)                    -
      Provision for uncollectible accounts                                    273,817               537,162
      Deferred income taxes                                                  (148,980)             (135,023)
                                                                      -------------------  --------------------
                                                                      $     2,510,632      $      2,337,776
      Change in certain net assets, net of the effects of acquisitions:
      (Increase) decrease in:
         Accounts receivable                                                 (278,964)               (7,476)
         Prepaid expenses and other current assets                           (322,342)             (437,365)
         Other assets                                                         (30,703)              (11,120)
      Increase (decrease) in:
         Accounts payable and accrued expenses                               (499,563)             (275,010)
                                                                      -------------------  --------------------
         Net cash provided by operating activities                     $    1,379,060       $     1,606,805
                                                                      -------------------  --------------------

     Cash flows from investing activities:
      Capital expenditures                                                   (489,891)             (338,731)
      Acquisitions, net of cash acquired                                   (2,191,936)           (2,796,083)
                                                                      -------------------  --------------------
         Net cash used in investing activities                         $   (2,681,827)      $    (3,134,814)
                                                                      -------------------  --------------------

   Cash flows from financing activities:
      Net revolving credit facility borrowings                                      -               790,509
      Proceeds from stock option exercises                                     25,269                47,156
      Tax benefit of options exercised                                        139,468                63,800
      Principal (payments)/borrowings on capital leases and notes             (46,119)               21,210
   payable
                                                                      -------------------  --------------------
         Net cash provided by financing activities                    $       118,618      $        922,675
                                                                      -------------------  --------------------

   Cash flows from discontinued operations:
      Operating activities                                                   (899,742)              761,967
      Investing activities                                                          -                71,481
      Financing activities                                                          -              (279,679)
                                                                      -------------------  --------------------
         Net cash (used in) / provided by discontinued operations            (899,742)              553,769
                                                                      -------------------  --------------------

   Net decrease in cash and cash equivalents                               (2,083,891)              (51,565)

   Cash and cash equivalents at beginning of period                         6,188,321               873,486
                                                                      -------------------  --------------------
   Cash and cash equivalents at end of period                         $     4,104,430      $        821,921
                                                                      ===================  ====================







                                See accompanying Notes to Condensed Consolidated Financial Statements.


                      ALMOST FAMILY, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       Basis of Presentation

The accompanying condensed consolidated financial statements for the six months ended June 30, 2006 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. Accordingly, the reader of this Form 10-Q is referred to our Form 10-K for the year ended December 31, 2005 for further information. In the opinion of management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position at June 30, 2006 and the results of operations and cash flows for the six months ended June 30, 2006 and 2005.

 The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the operating results for the year.

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

Financial Statement Reclassifications

 Certain amounts have been reclassified in the June 2005 consolidated financial statements and related notes in order to conform to the 2006 presentation. Such reclassifications had no effect on previously reported net income.

New Accounting Pronouncements

 In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48 of FASB, Accounting for Uncertainty in Income Taxes (FIN
 48). FIN 48 addresses the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. In addition, FIN 48 expands the disclosure requirements concerning unrecognized tax benefits as well as any significant changes that may occur in the next twelve months associated with such unrecognized tax benefits. FIN 48 is effective for the Company in fiscal 2007. We have not determined the impact, if any, of adopting FIN 48.

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


                                                  Three months ended June 30,                    Six months ended June 30,
                                     --------------------------------------------------------------------------------------
                                            2006                  2005                  2006                   2005
                                     -------------------    -----------------    -------------------    -------------------
Net Revenues
Home Health Care
   Visiting nurses                    $   12,599,130         $   10,197,469       $   24,542,174         $   19,740,601
   Personal care                           9,247,388              9,005,375           18,098,203             17,761,807
                                     -------------------    -----------------    -------------------    -------------------
                                          21,846,518             19,202,844           42,640,377             37,502,408
                                     ===================    =================    ===================    ===================
Operating Income
Home Health Care
   Visiting nurses                    $    1,885,309         $    1,381,062       $    3,914,988         $    3,067,133
   Personal care                             878,904                875,086            1,425,338              1,499,849
                                     -------------------    -----------------    -------------------    -------------------
                                           2,764,213              2,256,148            5,340,326              4,566,982
Unallocated corporate expenses             1,215,453              1,064,509            2,344,647              2,390,151
                                     -------------------    -----------------    -------------------    -------------------
   Operating income                   $    1,548,760         $    1,191,639       $    2,995,679         $    2,176,831
                                     ===================    =================    ===================    ===================

4.      Capitalized Software Development Costs

Consistent with AICPA Statement of Position 98-1, the Company capitalizes the cost of internally generated computer software developed for the Company's own use. Software development costs of approximately $83,000 and $69,000 were capitalized in the three months ended June 30, 2006 and 2005, respectively and $118,000 and $72,000 were capitalized in the six months ended June 30, 2006 and 2005, respectively. Capitalized software development costs are amortized over a three-year period following the initial implementation of the software.

5.       Revolving Credit Facility

The Company has a $22.5 million credit facility with JP Morgan Chase Bank, NA (successor by merger to Bank One, NA), as amended August 11, 2005, with an expiration date of September 30, 2008. The credit facility bears interest at the bank's prime rate plus a margin (ranging from -0.75% to -0.25%, currently -0.75%) dependent upon total leverage and is secured by substantially all assets and the stock of the Company's subsidiaries. The weighted average interest rates were 7.01% and 5.17% for the quarters ended June 30, 2006 and 2005 respectively. The weighted average interest rates were 6.14% and 5.00% for the six months ended June 30, 2006 and 2005, respectively. The Company pays a commitment fee of 0.25% per annum on the unused facility balance. Borrowings are available equal to the greater of: a) a multiple of four times earnings before interest, taxes, depreciation and amortization (As Defined EBITDA) or b) an asset based formula, primarily based on accounts receivable. "As Defined EBITDA" of acquired operations, up to 50% of base "As Defined EBITDA," may be included in the availability calculations. Borrowings under the facility may be used for working capital, capital expenditures, acquisitions, development and growth of the business and other corporate purposes. As of June 30, 2006, the formula permitted approximately $22.5 million to be used and the Company had irrevocable letters of credit, totaling $5.1 million outstanding in connection with the Company's self-insurance programs. Thus, a total of $17.4 million was available for use at June 30, 2006. The Company's revolving credit facility is subject to various financial covenants. As of June 30, 2006, the Company was in compliance with the covenants. Under the most restrictive of the Company's covenants, the Company is required to maintain minimum net worth of at least $10.5 million.

6.       Stock-Based Compensation

Stock options are granted under various stock compensation programs to employees and independent directors. The Company accounts for stock option grants in accordance with SFAS No. 123R "Share-Based Payment", adopted effective January 1, 2006, using the modified prospective method of application, the adoption of which had no significant effect on income from operations, income before taxes, net income, cash flow from operations, cash flow from financing activities and basic and diluted earnings per share. Prior to the first quarter of fiscal 2006, the Company accounted for stock-based compensation arrangements in accordance with the provisions and related interpretations of Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees". Had compensation cost for stock-based compensation been determined consistent with SFAS No. 123R, the net income and earnings per share for the three and six months ended June 30, 2005 would have been adjusted to the following pro forma amounts:

                                              For periods ended June 30, 2005
                                          Three Months             Six Months
                                        -------------------    -----------------
Net income as reported                  $        622,638       $       1,006,573
Pro forma stock-based comp-
  ensation expense, net of tax                     3,533                   7,066
                                        -------------------    -----------------
Pro forma net income                    $        619,105       $         999,507
                                        ===================    =================

Earnings per common share:
  Basic - as reported                   $           0.27       $            0.43
  Basic - pro forma                     $           0.27       $            0.43
  Diluted - as reported                 $           0.24       $            0.38
  Diluted - proforma                    $           0.24       $            0.38

Under the modified prospective approach, SFAS 123(R) applies to new stock options granted on or after January 1, 2006 as well as grants that were outstanding as of December 31, 2005 including those that are subsequently modified, repurchased or cancelled. Under the modified prospective method, compensation cost recognized in the quarter ended June 30, 2006 includes compensation cost for all stock options granted prior to, but not yet vested as of December 31, 2005 in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard.

During the quarter ended June 30, 2006 the Company granted no share-based compensation but intends to comply with the provisions of SFAS 123(R) on all future issuances. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based compensation with the following weighted-average assumptions for the indicated period.

                                              Six months ended June 30,
                                                        2005
                                             ----------------------

         Risk-free interest rates                     5.72%
         Expected life of options (in years)          9.30
         Expected volatility                          50.0%
         Expected annual dividend yield                  -

The assumptions above are based on multiple factors, including historical exercise patterns of employees in relatively homogeneous groups with respect to exercise and post-vesting employment termination behaviors, expected future exercise patterns for these same homogeneous groups and the implied volatility of its stock.

At June 30, 2006, there was approximately $19,400 of unrecognized compensation cost related to share-based compensation that is expected to be recognized over the remainder of the year.

Changes in option shares outstanding are summarized as follows:

                                                           Wtd. Avg
                                         Shares           Ex. Price
                                      -------------    ----------------
    December 31, 2005                    388,000                3.45

    Granted                                    -                   -
    Exercised                            (38,255)               4.63
    Terminated                                 -                   -
                                      -------------    ----------------
    June 30, 2006                        349,745                3.37
                                      =============    ================

7.       Earnings Per Common Share

There were no adjustments required to be made to net income for purposes of computing basic and diluted earnings per common share. A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted earnings per common share is as follows:


                                             Three months ended June 30,                      Six months ended June 30,
                                       ---------------------------------------------------------------------------------------
                                              2006                  2005                   2006                   2005
                                       -------------------    ------------------     ------------------    -------------------
Shares used to compute basic
  earnings per  common share -
  weighted average shares
  outstanding                                 2,411,561              2,331,243              2,410,343             2,323,992
Dilutive effect of stock options                249,631                296,132                244,163               298,509
                                        -------------------    ------------------     ------------------    -------------------
Shares used to compute diluted
  earnings per common share                   2,661,192              2,627,375              2,654,506             2,622,501
                                       ===================    ==================     ==================    ===================

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

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against the Company by various claimants. The claims are in various stages of processing and some may ultimately be brought to trial. The Company is aware of incidents that have occurred through June 30, 2006 that may result in the assertion of additional claims. The Company carries insurance coverage for this exposure; however, its deductible per claim increased effective July 21, 2005 from $250,000 to $500,000.

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

9.  Acquisitions

Ocala, Florida
On April 8, 2006, the Company acquired all the assets and business operations of a Medicare-certified home health agency with branches located in Ocala and Palm Coast, Florida. The total purchase price of $1.7 million was paid $1.34 million in cash at closing with the $340,000 balance in the form of a note payable bearing interest at 6% payable quarterly with the principal balance due in a balloon payment 30 months from the closing date. The Company funded the cash portion of the purchase price from available cash on deposit. The acquired operations generated net revenues of approximately $1.7 million in the year ended December 31, 2005.

Birmingham, Alabama
On June 30, 2006, the Company acquired all the assets and business operations of a Medicare-certified home health agency located in Birmingham, Alabama. The total purchase price of $830,000 was paid $670,000 in cash at closing with the $100,000 balance in the form of a note payable bearing interest at 6% payable quarterly with the principal due in a balloon payment 18 months from the closing date. The remaining $63,000 is comprised of assumed employee time off liabilities. The Company funded the cash portion of the purchase price from available cash on deposit. The acquired operation generated net Medicare revenues of approximately $1.8 million in the year ended June 30, 2006.

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

Cautionary Statements - Forward Outlook and Risks

Certain statements contained in this quarterly report on Form 10-Q, including, without limitation, statements containing the words "believes," "anticipates," "intends," "expects," "assumes," "trends" and similar expressions, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon the Company's current plans, expectations and projections about future events. However, such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, the following:
o      general economic and business conditions;
o      demographic changes;
o      changes in, or failure to comply with, existing governmental regulations;
o      legislative proposals for healthcare reform;
o      changes in Medicare and Medicaid reimbursement levels;
o      effects of competition in the markets in which the Company operates;
o      liability and other claims asserted against the Company;
o      ability to attract and retain qualified personnel;
o      availability and terms of capital;
o loss of significant contracts or reduction in revenues associated with major payer sources;
o      ability of customers to pay for services;
o      business disruption due to natural disasters or terrorist acts;
o ability to successfully integrate the operations of acquired businesses and achieve expected synergies and operating efficiencies from the acquisition, in each case within expected time-frames or at all;
o      effect on liquidity of the Company's financing arrangements; and
o changes in estimates and judgments associated with critical accounting policies and estimates.

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

Seasonality
Our VN segment normally experiences seasonality in its operating results. Specifically, on a quarterly basis, the VN Segment typically generates higher operating income in the first quarter and lower operating income in the third quarter than in the other quarters due to the seasonality of senior population in our south Florida markets. Our PC segment generally does not experience significant seasonality in its operating results.

RESULTS OF OPERATIONS

 Three months ended June 30, 2006 Compared with three months ended June 30, 2005


Consolidated Three Months                              2006                          2005                         Change
------------------------------          ----------------- ---------- ------------------ ----------- ----------------- -----------
                                            Amount         % Rev            Amount      % Rev          Amount             %
                                        ----------------- ---------- ------------------ ----------- ----------------- -----------
Net Service Revenues:
  Visiting Nurse                        $    12,599,130      57.7%   $     10,197,469      53.1%    $     2,401,661      23.6%
  Personal Care                               9,247,388      42.3%          9,005,375      46.9%            242,013       2.7%
                                        -----------------            ------------------             -----------------
                                        $    21,846,518     100.0%   $     19,202,844     100.0%    $     2,643,674      13.6%
                                        =================            ==================             =================
Operating Income
  Visiting Nurse                              1,885,309      15.0%          1,381,062      13.5%            504,247      36.5%
  Personal Care                                 878,904       9.5%            875,086       9.7%              3,818       0.4%
                                         -----------------            ------------------             -----------------
                                              2,764,213      12.7%          2,256,148      11.7%            508,065      22.5%
Corporate Expense                             1,215,453       5.6%          1,064,509       5.5%            150,944      14.2%
                                        -----------------            ------------------             -----------------
Income before Interest Expense
  and Income Taxes                            1,548,760       7.1%          1,191,639       6.2%            357,121      30.0%
Interest (Income)
  expense                                       (22,947)     -0.1%             56,626       0.3%            (79,573)   -140.5%
Income Taxes                                    651,094       3.0%            431,694       2.2%            219,400      50.8%
                                        -----------------            ------------------             -----------------
Net Income from Continuing
  Operations                            $       920,613       4.2%   $        703,319       3.7%    $       217,294      30.9%
                                        =================            ==================             =================

EBIDTA from Continuing Operations       $     1,804,236              $      1,514,081               $       290,155


On a consolidated basis, our $2.6 million of revenue growth came from 1) same store sales growth ($1.3 million or 50% of the growth), 2) acquisitions ($696,000 or 27% of the growth) and 3) startups ($604,000 or 23% of the growth).

VN revenues grew 24% while PC revenues grew 3%. VN same store revenues grew by 11%. Our VN operating income included operating income from acquisitions of about $46,000 and operating losses from new start-up agencies of about $59,000. PC startup operations generated approximately $81,000 of operating losses in the June 2006 quarter, while the existing locations increased operating income by 8.8% or an additional $104,000.

The effective income tax rate was approximately 41.4% and 38.0% of income before income taxes in 2006 and 2005, respectively. The effective tax rate was higher in 2006 due to the suspension of the Work Opportunity Tax Credit and changes in effective state and local tax rates.

Visiting Nurse (VN) Segment-Three Months

                                                           Three months ended June 30,
                                        --------------------------- ---------------------------- ------------------------
                                                   2006                        2005                      Change
                                        --------------------------- ---------------------------- ------------------------
                                              Amount     % Rev           Amount         % Rev          Amount       %
                                        --------------- ----------- ----------------- ---------- --------------- --------

  Net Service Revenues                  $    12,599,130     100.0%  $    10,197,469      100.0%  $     2,401,661   23.6%
  Cost of Service Revenues                    5,169,313      41.0%        4,008,564       39.3%        1,160,749   29.0%
                                        ---------------             -----------------            ---------------
      Gross Margin                            7,429,817      59.0%        6,188,905       60.7%        1,240,912   20.1%
  General and Administrative
      Expenses:
      Salaries and Benefits                   3,802,902      30.2%        3,234,850       31.7%          568,052   17.6%
      Other                                   1,741,606      13.8%        1,572,993       15.4%          168,613   10.7%
                                        ---------------             -----------------            ---------------
  Total General and Administrative
      Expenses:                               5,544,508      44.0%        4,807,843       47.1%          736,665   15.3%
                                        ---------------             -----------------            ---------------
  Operating Income                      $     1,885,309      15.0%  $     1,381,062       13.5%  $       504,247   36.5%
                                        ===============             =================            ===============

  All Payors:
      Admissions                                  4,356                       3,741                          615   16.4%
      Patient Months of Care                     10,553                       8,502                        2,051   24.1%
      Revenue per Patient Month         $         1,194             $         1,199              $            (5)  -0.5%
      Cost of Services per Patient
      Month                             $           490             $           471              $            19    3.9%
      Billable Visits                            84,197                      72,597                       11,600   16.0%

 Average Number of Locations                        29                          24                             5   20.8%

  Medicare Statistics:
      Admissions                                  3,913                       3,450                          463   13.4%
      Medicare Revenue % of Total                 92.0%                       93.3%                        -1.3%


Our VN revenue grew 24% over the same period last year. This revenue growth was generated from same store growth ($1.2 million or 11%), acquisitions ($696,000), and startups ($543,000). VN operating income for the quarter increased 37% from last year. Operating income in the segment included operating income from acquisitions of about $46,000 and operating losses from new start-up agencies of about $59,000.

Our Gross Margin as a percent of revenue declined between years as a result of our granting annual wage increases to employees while receiving no rate increase from Medicare in 2006.

Our General and Administrative Expenses: Salaries and Benefits increased as a result of the increase in the average number of locations in operation between periods, increases in wage rates and the addition of segment management staff driven by the execution of our strategic plan to develop the visiting nurse segment. While our average number of locations increased by 21%, General and Administrative Expenses: Other increased only 11% due to lower insurance, information systems, and travel costs.

Admissions grew about 16% over the prior year while patient months increased 24%, reflecting a small increase in the average length of stay. Cost of Service Revenues per Patient Month (direct cost) increased about 4% primarily due to the effect of increases in wage rates.

Personal Care (PC) Segment-Three Months

                                                                     Three months ended June 30,
                                       --------------------------- ---------------------------- -------------------------
                                                  2006                        2005                       Change
                                       --------------------------- ---------------------------- -------------------------
                                           Amount       % Rev          Amount         % Rev         Amount         %
                                       --------------- ----------- ---------------- ----------- --------------- ---------

  Net Service Revenues                 $     9,247,388     100.0%  $     9,005,375      100.0%  $     242,013       2.7%
  Cost of Service Revenues                   6,253,507      67.6%        5,997,721       66.6%        255,786       4.3%
                                       ---------------             ----------------             ---------------
  Gross Margin                               2,993,881      32.4%        3,007,654       33.4%        (13,773)     -0.5%
  General and Administrative
      Expenses:
      Salaries and Benefits                  1,355,031      14.7%        1,162,321       12.9%        192,710      16.6%
      Other                                    759,946       8.2%          970,247       10.8%       (210,301)    -21.7%
                                       ---------------             ----------------             ---------------
  Total General and Administrative
      Expenses:                              2,114,977      22.9%        2,132,568       23.7%        (17,591)     -0.8%
                                       ---------------             ----------------             ---------------
  Operating Income                     $       878,904       9.5%  $       875,086        9.7%  $        3,818      0.4%
                                       ===============             ================             ===============

  Admissions                                       895                         980                        (85)     -8.7%
  Patient Months of Care                        10,624                      10,404                         220      2.1%
  Patient Days of Care                         133,795                     129,438                       4,357      3.4%
  Billable Hours                               512,345                     524,122                    (11,777)     -2.2%
  Revenue per Billable Hour            $         18.05             $         17.18              $         0.87      5.0%


Operating income from existing locations increased 9% or $104,000. PC operating income for the quarter was about $879,000 versus $875,000 in the corresponding period of last year. Startups contributed approximately $80,000 in revenues and $81,000 in operating losses for the quarter ending June 30, 2006. Admissions decreased about 9% over the prior year while Patient Months of Care increased 2%, reflecting an increase in the average length of stay.

Our Revenue per Billable Hour increased 5%, while Gross Margin as a percent of revenue declined 1%, both due to changes in the mix of business.

General and Administrative Expenses: Salaries and Benefits increased about $193,000 due to the start up of three new locations, additional segment management staff, wage increases and workers compensation experience. General and Administrative Expenses: Other decreased approximately $142,000, primarily due to a reduction in bad debt expense as a result of improved accounts receivable collection efforts, lower liability insurance costs and lower information systems expenses.


                              Six months ended June 30, 2006 Compared with six months ended June 30, 2005

Consolidated Six Months                                2006                          2005                         Change
-----------------------
                                        ----------------- ---------- ------------------ ----------- ----------------- -----------
                                            Amount         % Rev            Amount      % Rev          Amount             %
                                        ----------------- ---------- ------------------ ----------- ----------------- -----------

Net Service Revenues:
  Visiting Nurse                        $    24,542,174      57.6%   $     19,740,601      52.6%    $     4,801,573      24.3%
  Personal Care                              18,098,203      42.4%         17,761,807      47.4%            336,396       1.9%
                                        ----------------             -----------------              ----------------
                                             42,640,377     100.0%         37,502,408     100.0%          5,137,969      13.7%
                                        ===============              ================               ================
Operating Income
  Visiting Nurse                        $     3,914,988      15.5%         3,067,133       15.5%            847,855       27.6%
  Personal Care                               1,425,338       7.9%         1,499,849        8.4%            (74,511)      -5.0%
                                        ----------------             -----------------              ----------------
                                              5,340,326      12.5%         4,566,982       12.2%            773,344       16.9%
Corporate Expense                             2,344,647       5.5%         2,390,151        6.4%            (45,504)      -1.9%
                                        -----------------            ------------------             -----------------
Income before Interest Expense
  and Income Taxes                            2,995,679       7.0%         2,176,831        5.8%            818,848       37.6%
Interest (Income)
  Expense                                       (60,945)     -0.1%           111,862        0.3%           (172,807)    -154.5%
Income Taxes                                  1,224,272       2.9%           802,588        2.1%            421,684       52.5%
                                        -----------------            ------------------             -----------------
Net Income from Continuing
  Operations                            $     1,832,352       4.3%   $     1,262,381        3.4%    $        569,971      45.2%
                                        =================            ==================             =================

EBITDA from Continuing Operations
                                        $     3,529,561               $    2,821,702                 $       707,859      25.1%



On a consolidated basis, our $5.1 million of revenue growth came from 1) same store sales growth ($3.1 million or 61% of the growth), 2) acquisitions ($1 million or 20% of the growth) and 3) startups ($970,000 or 19% of the growth).

VN revenues grew 24% while PC revenues grew 2%. VN same store revenues grew by 11%. Our VN operating income included operating income from acquisitions of about $39,000 and operating losses from new start-up agencies of about $110,000. PC startup operations generated approximately $129,000 of operating losses in the June 2006 quarter, while the existing locations increased operating income by 5% or an additional $55,000.

The effective income tax rate was approximately 40.1% and 38.9% of income before income taxes in 2006 and 2005, respectively. The effective tax rate was higher in 2006 due to the suspension of the Work Opportunity Tax Credit and changes in effective state and local tax rates.

Visiting Nurse (VN) Segment-Six Months

                                                          Six months ended June 30,
                                        --------------------------- ---------------------------- ------------------------
                                                   2006                        2005                      Change
                                        --------------------------- ---------------------------- ------------------------
                                              Amount     % Rev           Amount         % Rev          Amount       %
                                        --------------- ----------- ----------------- ---------- --------------- --------

  Net Service Revenues                  $    24,542,174     100.0%  $    19,740,601      100.0%  $     4,801,573   24.3%
  Cost of Service Revenues                    9,890,573      40.3%        7,602,518       38.5%        2,288,055   30.1%
                                        ---------------             -----------------            ---------------
      Gross Margin                           14,651,601      59.7%       12,138,083       61.5%        2,513,518   20.7%
  General and Administrative
      Expenses:
      Salaries and Benefits                   7,511,203      30.6%        6,108,307       30.9%        1,402,896   23.0%
      Other                                   3,225,410      13.1%        2,962,643       15.0%          262,767    8.9%
                                        ---------------             -----------------            ---------------
  Total General and Administrative
      Expenses:                              10,736,613      43.7%        9,070,950       46.0%        1,665,663   18.4%
                                        ---------------             -----------------            ---------------
  Operating Income                      $     3,914,988      16.0%  $     3,067,133       15.5%  $       847,855   27.6%
                                        ===============             =================            ===============

  All Payors:
      Admissions                                  8,815                       7,213                        1,602   22.2%
      Patient Months of Care                     20,176                      16,154                        4,022   24.9%
      Revenue per Patient Month         $         1,216             $         1,222              $            (6)  -0.5%
      Cost of Services per Patient
      Month                             $           490             $           471              $            19    4.0%
      Billable Visits                           162,868                     139,444                       23,424   16.8%

  Average Number of Locations                        29                          24                            5   20.8%

  Medicare Statistics:
      Admissions                                  7,857                       6,637                        1,220  18.4%
      Medicare Revenue % of Total                 92.3%                       93.0%                        -0.7%



Our VN revenue grew 24.3% over the same period last year. This revenue growth was generated from same store growth ($2.9 million or 14.6%), acquisitions ($1 million), and startups ($870,000). VN operating income for the six months ended June 30, 2006 increased 27.6% from last year. Operating income in the segment included operating income from acquisitions of about $39,000 and operating losses from new start-up agencies of about $111,000.

Our Gross Margin as a percent of revenue declined between years as a result of our granting annual wage increases to employees while receiving no rate increase from Medicare in 2006.

Our General and Administrative Expenses: Salaries and Benefits increased as a result of the increase in the average number of locations in operation between periods, increases in wage rates and the addition of segment management staff driven by the execution of our strategic plan to develop the visiting nurse segment. While our average number of locations increased by 21%, General and Administrative Expenses: Other increased only 9% due to lower insurance, information systems, and travel costs.

Admissions grew about 22% over the prior year while patient months increased 25%, reflecting a small increase in the average length of stay. Cost of Service Revenues per Patient Month (direct cost) increased about 4% primarily due to the effect of increases in wage rates.

Personal Care (PC) Segment-Six Months



                                                                      Six months ended June 30,
                                       --------------------------- ---------------------------- -------------------------
                                                  2006                        2005                       Change
                                       --------------------------- ---------------------------- -------------------------
                                           Amount       % Rev          Amount         % Rev         Amount         %
                                       --------------- ----------- ---------------- ----------- --------------- ---------

  Net Service Revenues                 $    18,098,203     100.0%  $    17,761,807      100.0%  $     336,396       1.9%
  Cost of Service Revenues                  12,435,060      68.7%       11,930,173       67.2%        504,887       4.2%
                                       ---------------             ----------------             ---------------
  Gross Margin                               5,663,143      31.3%        5,831,634       32.8%       (168,491)     -2.9%
  General and Administrative
      Expenses:
      Salaries and Benefits                  2,725,146      15.1%        2,341,623       13.2%        383,523      16.4%
      Other                                  1,512,659       8.4%        1,990,162       11.2%       (477,503)    -24.0%
                                       ---------------             ----------------             ---------------
  Total General and Administrative
      Expenses:                              4,237,805      23.4%        4,331,785       24.4%        (93,980)     -2.2%
                                       ---------------             ----------------             ---------------
  Operating Income                     $     1,425,338       7.9%  $     1,499,849        8.4%  $     (74,511)     -5.0%
                                       ===============             ================             ===============

  Admissions                                     1,792                       2,125                       (333)    -15.7%
  Patient Months of Care                        21,078                      21,086                         (8)      0.0%
  Patient Days of Care                         262,956                     259,810                      3,146       1.2%
  Billable Hours                             1,003,711                   1,042,879                    (39,168)     -3.8%
  Revenue per Billable Hour            $         18.03             $         17.03              $        1.00       5.9%


Operating income from existing locations increased 5% or $108,000. PC operating income was about $1.4 million through June 2006 compared to $1.5 million for the same period of last year. Startups contributed approximately $199,000 in revenues and $129,000 in operating losses for the six months ending June 30, 2006. Admissions decreased about 15.7% over the prior year while Patient Months of Care did not change, reflecting an increase in the average length of stay. Average Revenue per Billable Hour increased 5.9%.

Our Gross Margin as a percentage of revenue declined 1.5% due to changes in the mix of business.

General and Administrative Expenses: Salaries and Benefits increased about $384,000 due to the startup of three new locations, additional segment management staff, wage increases and workers compensation experience. General and Administrative Expenses: Other decreased approximately $478,000, primarily due to a reduction in bad debt expense as a result of improved accounts receivable collection efforts, lower liability insurance costs and lower information systems expenses.

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

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against us by various claimants. The claims are in various stages of processing and some may ultimately be brought to trial. We are aware of incidents that have occurred through June 30, 2006 that may result in the assertion of additional claims. We carry insurance coverage for this exposure; however, its deductible per claim increased effective July 21, 2005 from $250,000 to $500,000.

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

Liquidity and Capital Resources

Revolving Credit Facility

We have a $22.5 million credit facility with JP Morgan Chase Bank, NA (successor by merger to Bank One, NA), as amended August 11, 2005, with an expiration date of September 30, 2008. The credit facility bears interest at the bank's prime rate plus a margin (ranging from -0.75% to -0.25%, currently -0.75%) dependent upon total leverage and is secured by substantially all assets and the stock of the our subsidiaries. The weighted average interest rates were 7.01% and 5.17% for the quarters ended June 30, 2006 and 2005 respectively. The weighted average interest rates were 6.14% and 5.00% for the six months ended June 30, 2006 and 2005, respectively. The Company pays a commitment fee of 0.25% per annum on the unused facility balance. Borrowings are available equal to the greater of: a) a multiple of four times earnings before interest, taxes, depreciation and amortization (As Defined EBITDA) or b) an asset based formula, primarily based on accounts receivable. "As Defined EBITDA" of acquired operations, up to 50% of base "As Defined EBITDA," may be included in the availability calculations. Borrowings under the facility may be used for working capital, capital expenditures, acquisitions, development and growth of the business and other corporate purposes. As of June 30, 2006, the formula permitted approximately $22.5 million to be used and we had irrevocable letters of credit, totaling $5.1 million outstanding in connection with our self-insurance programs. Thus, a total of $17.4 million was available for use at June 30, 2006. Our revolving credit facility is subject to various financial covenants. As of June 30, 2006, we were in compliance with the covenants. Under the most restrictive of our covenants, we are required to maintain minimum net worth of at least $10.5 million.

Cash Flows
Key elements to the Consolidated Statements of Cash Flows for the six months ending June 30, 2006 and 2005 were:

      Net Change in Cash and Cash Equivalents              2006                     2005
      ---------------------------------------      ---------------------     --------------------
        Provided by (used in):
          Operating activities                     $        1,379,060        $        1,606,803
          Investing activities                             (2,681,827)               (3,134,814)
          Financing activities                                118,618                   922,675
          Discontinued operations activities                 (899,742)                  553,769
                                                   ---------------------     --------------------
        Net increase in cash and cash equivalents  $       (2,083,891)       $          (51,567)
                                                   =====================     ====================

2006
Net cash provided by operating activities resulted principally from current period income, net of changes in accounts receivable, accounts payable and accrued expenses. Accounts receivable days revenues outstanding were 41 at June 30, 2006, and 48 at December 31, 2005. The variation in operating activities from 2006 to 2005 was primarily caused by the timing of accrued liabilities at the end of each period. Cash flows provided by operating activities were impacted by the timing of payments of certain accrued liabilities and prepaid assets during the three and six months ended June 2006. Specifically, annual insurance premiums of $573,000 were paid in April 2006, insurance liabilities declined by $198,000 as payment of historical claims exceeded new claims experience, and accrued bonuses for year ended 2005 totaling $597,000 were paid in May 2006. In addition, accounts receivable increased a net of $700,000 in the six months due to increased revenues partially offset by a reduction in days sales outstanding to 41 at June 30, 2006 from 48 at December 31, 2005. Net cash used in investing activities resulted principally from acquisitions. Net cash used in financing activities resulted primarily from stock option exercises net of capital lease payments. Cash used in discontinued operations resulted primarily from payment of tax liabilities and settlement of insurance liabilities related to the adult day care segment sold in September 2005.

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

The following table sets forth a reconciliation of Continuing Operations Net Income -- As Reported EBITDA: Three months ended June 30, Six months ended June 30,

                                          2006                  2005                 2006                  2005
                                     ----------------     -----------------     ----------------     ------------------
Net income from continuing
operations                           $      920,613       $        703,319      $    1,832,352       $      1,262,381

Add back:
   Interest expense                         (22,947)                56,626             (60,945)               111,862
   Income taxes                             651,094                431,694            1,224,272               802,588
   Depreciation and amortization            255,476                322,442              533,882               644,871
                                     ----------------     -----------------     ----------------     ------------------
Earnings before interest,
income taxes, depreciation and
amortization (EBITDA) from
continuing operations
                                     $    1,804,237       $      1,514,081      $     3,529,561      $      2,821,702
                                     ================     =================     ================     ==================


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Instruments

The Company does not use derivative instruments.

Market Risk of Financial Instruments

Our primary market risk exposure with regard to financial instruments is to changes in interest rates.

At June 30, 2006, a hypothetical 100 basis point increase in short-term interest rates would result in an increase of approximately $ 42,481 change to annual pre-tax earnings.

ITEM 4.  CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

                  None

Item 3.  Defaults Upon Senior Securities

                  None
Item 4.  Submission of Matters to a Vote of Security Holders

                  (a) The annual meeting of stockholders of Almost Family, Inc. was held on May 22, 2006.

                  (b) Certain matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

                  Proposals and Vote Tabulations


                                                      Votes Cast

          Management Proposals                     For         Against      Abstain        Broker Non-votes
------------------------------------------ -- -------------- ------------ ------------ --------------------------
Approval of the appointment of
independent auditors for 2006                   2,307,437       9,125         200                  0

         Election of Directors

              Director                          Votes Received                      Votes Withheld
------------------------------------- ----------------------------------- -----------------------------------

William B. Yarmuth                                2,304,280                             12,482
Steven B. Bing                                    2,303,480                             13,282
Donald G. McClinton                               2,314,980                             1,782
Tyree G. Wilburn                                  2,308,300                             8,462
Jonathan D. Goldberg                              2,296,760                             20,002
W. Earl Reed, III                                 2,308,600                             8,162
Henry M. Altman, Jr.                              2,304,000                             12,762

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

Date:    August 14, 2006

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