Form 10-Q
period 2006-09-30
ALMOST FAMILY INC
filed 2006-11-14
CIK 799231

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q


[ X ]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

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

Large accelerated filer ____ Accelerated filer ___ Non-accelerated filer __X___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                Yes_____ No__X___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Class of Common Stock $.10 par value
                Shares outstanding at November 13, 2006 2,414,872

                      ALMOST FAMILY, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX





PART I.  FINANCIAL INFORMATION.....................................................................................3

     Item 1.  Financial Statements.................................................................................3

        Condensed Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005.......................3

        Condensed Consolidated Statements of Income for the Three Months Ending September 30, 2006 and September
        30, 2005...................................................................................................4

        Condensed Consolidated Statements of Income for the Nine Months Ending September 30, 2006 and September
        30, 2005...................................................................................................5

        Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2006 and
        September 30, 2005.........................................................................................6

        Notes to Condensed Consolidated Financial Statements.......................................................7

     Item 2.  Managements's Discussion and Analysis of Financial Condition and Results of Operations..............14

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk..........................................26

     Item 4.  Controls and Procedures.............................................................................27

PART II.  OTHER INFORMATION.......................................................................................28

     Item 1.  Legal Proceedings...................................................................................28

     Item 1A. Risk Factors........................................................................................28

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.........................................28

     Item 3.  Defaults Upon Senior Securities.....................................................................28

     Item 4.  Submission of Matters to a Vote of Security Holders.................................................28

     Item 5.  Other Informtion....................................................................................28

     Item 6.  Exhibits............................................................................................28



                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                          September 30,       December 31, 2005
                                   ASSETS 2006
                                                                        -------------------   -------------------
                                                                              (UNAUDITED)
   CURRENT ASSETS:
      Cash and cash equivalents                                         $      5,111,467      $      6,188,321
      Accounts receivable - net                                               11,368,707             9,639,342
      Prepaid expenses and other current assets                                1,150,678             1,141,213
      Deferred tax assets                                                      1,351,004             1,171,227
                                                                        -------------------   -------------------
        TOTAL CURRENT ASSETS                                                  18,981,856            18,140,103
                                                                        -------------------   -------------------

   CASH HELD IN ESCROW                                                                -              1,006,696

   PROPERTY AND EQUIPMENT - NET                                                1,299,622             1,312,375

   GOODWILL                                                                   12,405,173             9,595,831

   DEFERRED TAX ASSETS                                                           329,709               361,301

   OTHER ASSETS                                                                  172,901               126,849
                                                                        -------------------   -------------------
                                                                        $     33,189,261      $     30,543,155
                                                                        ===================   ===================



                   LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES:
      Accounts payable                                                   $     2,816,527      $       2,531,565
     Accrued other liabilities                                                 5,142,146              6,207,962
      Current portion - capital leases, notes                                    905,134                100,542
                                                                         ------------------   --------------------
         TOTAL CURRENT LIABILITIES                                             8,863,807              8,840,069
                                                                         ------------------   --------------------

   LONG-TERM LIABILITIES:
      Revolving credit facility                                                        -                      -
      Capital leases                                                             143,827                220,901
      Seller notes                                                               640,000                900,000
      Other liabilities                                                          471,031                446,704
                                                                         ------------------   --------------------
         TOTAL LONG-TERM LIABILITIES                                           1,254,858              1,567,605
                                                                         ------------------   --------------------
         TOTAL LIABILITIES                                                    10,118,665             10,407,674
                                                                         ------------------   --------------------

   COMMITMENTS AND CONTINGENCIES (Note 8)

   STOCKHOLDERS' EQUITY:
      Preferred stock, par value $0.05; authorized 2,000,000 shares;
      none issued or outstanding                                                       -                      -
      Common stock, par value $0.10; authorized 10,000,000 shares;
      3,544,970 and 3,519,681 issued                                             354,497                351,970
      Treasury stock, at cost, 1,122,987 and 1,120,511shares                  (8,200,095)            (8,141,438)
      Additional paid-in capital                                              27,248,713             27,027,846
      Retained earnings                                                        3,667,481                897,103
                                                                         ------------------   --------------------
         TOTAL STOCKHOLDERS' EQUITY                                           23,070,596             20,135,481
                                                                         ------------------   --------------------
                                                                         $    33,189,261      $      30,543,155
                                                                         ==================   ====================



      See accompanying Notes to Condensed Consolidated Financial Statements

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)


                                                                               Three months ended
                                                                       -----------------------------------------
                                                                         September 30,          September 30,
                                                                             2006                   2005
                                                                       ------------------     ------------------
    Net service revenues                                             $      22,945,843       $      18,361,498
    Cost of service revenue (excluding amortization and                     11,629,260               9,843,078
    depreciation)
                                                                     --------------------    -------------------
    Gross margin                                                            11,316,583               8,518,420
       General and administrative expenses:
       Salaries and benefits                                                 6,193,950               4,887,241
        Other                                                                3,433,934               2,883,105
                                                                     --------------------    -------------------
    Total general and administrative expenses:                               9,627,884               7,770,346
                                                                     --------------------    -------------------

    Operating income                                                         1,688,699                 748,074
    Other income (expense):
    Interest income (expense)                                                   33,275                 (70,178)
                                                                     --------------------    -------------------
       Income from continuing operations before income taxes                 1,721,974                 677,896
       Income tax expense                                                      676,987                 262,065
                                                                     --------------------    -------------------
    Net income from continuing operations                                    1,044,987                 415,831

    Discontinued operations, net of tax:                                       (19,048)                (40,456)
    Gain on sale, net of tax:                                                        -               5,003,485
                                                                     --------------------    -------------------
      Net income                                                     $       1,025,939       $       5,378,860
                                                                     ====================    ===================

    Per share amounts-basic:
       Average shares outstanding                                            2,411,561               2,332,027
       Income from continuing operations                                          0.43                    0.18
       Loss from discontinued operations                                         (0.01)                  (0.02)
       Income from gain on sale                                                      -                    2.15
                                                                     --------------------    -------------------
       Net income                                                    $           0.43        $            2.31
                                                                     ====================    ===================

    Per share amounts-diluted:
     Average shares outstanding                                              2,654,387               2,639,214
       Income from continuing operations                                          0.39                    0.16
       Loss from discontinued operations                                         (0.01)                  (0.02)
       Income from gain on sale                                                      -                    1.90
                                                                     --------------------    -------------------
     Net income                                                      $           0.39                     2.04
                                                                     ====================    ===================










     See accompanying Notes to Condensed Consolidated Financial Statements.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                                                Nine months ended
                                                                       ------------------ --- ------------------
                                                                         September 30,          September 30,
                                                                             2006                   2005
                                                                       ------------------     ------------------
    Net service revenues                                             $      65,586,220       $     55,863,907
    Cost of service revenue (excluding amortization and                     33,954,893             29,375,781
    depreciation)
                                                                     --------------------    -------------------
    Gross margin                                                            31,631,327             26,488,126
    General and administrative expenses:
       Salaries and benefits                                                17,734,629             14,535,006
       Other                                                                 9,211,719              9,028,214
                                                                     --------------------    -------------------
    Total general and administrative expenses:                              26,946,348             23,563,220
                                                                     --------------------    -------------------
    Operating income                                                         4,684,979              2,924,906
    Other income (expense):
    Interest income (expense)                                                   94,220               (182,041)
                                                                     --------------------    -------------------
       Income from continuing operations before income taxes                 4,779,199              2,742,865
       Income tax expense                                                    1,901,259              1,064,654
                                                                     --------------------    -------------------
    Net income from continuing operations                                    2,877,940              1,678,211

    Discontinued operations, net of tax:                                      (107,561)              (296,264)
    Gain on sale, net of tax:                                                        -              5,003,485
                                                                     --------------------    -------------------
      Net income                                                     $       2,770,379       $      6,385,432
                                                                     ====================    ===================

    Per share amounts-basic:
       Average shares outstanding                                            2,414,872              2,326,690
       Income from continuing operations                                          1.19                   0.72
       Loss from discontinued operations                                         (0.04)                 (0.13)
       Income from gain on sale                                                      -                   2.15
                                                                     --------------------    -------------------
       Net income                                                    $           1.15        $           2.74
                                                                     ====================    ===================

    Per share amounts-diluted:
     Average shares outstanding                                              2,662,542              2,629,386
      Income from continuing operations                                           1.08                   0.64
       Loss from discontinued operations                                         (0.04)                 (0.11)
      Income from gain on sale                                                       -                   1.90
                                                                     --------------------    -------------------
      Net income                                                     $           1.04        $           2.43
                                                                     ====================    ===================








     See accompanying Notes to Condensed Consolidated Financial Statements.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                               Nine months ended
                                                                      -----------------------------------------
                                                                          September 30,      September 30,
                                                                             2006                2005
                                                                      -------------------  --------------------

   Cash flows from operating activities:
   Net income                                                         $     2,770,379      $      6,385,432
      Less (loss)/income from discontinued operations                        (107,561)            4,707,221
                                                                      -------------------  --------------------
   Income from continuing operations                                        2,877,940             1,678,211
   Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
      Depreciation and amortization                                           846,621             1,023,584
      Interest earned on escrow funds                                           6,696                     -
      Provision for uncollectible accounts                                    451,679               685,615
      Deferred income taxes                                                  (148,185)             (135,023)
                                                                      -------------------  --------------------
                                                                      $      4,034,751     $      3,252,387

      Change in certain net assets, net of the effects of acquisitions:
      (Increase) decrease in:
         Accounts receivable                                               (1,090,710)              768,320
         Prepaid expenses and other current assets                           (178,291)             (545,780)
         Other assets                                                         (38,184)              (18,007)
      Increase (decrease) in:
         Accounts payable and accrued expenses                               (536,401)              484,934
                                                                      -------------------  --------------------
         Net cash provided by operating activities                    $     2,191,165             3,941,854
                                                                      -------------------  --------------------

     Cash flows from investing activities:
      Capital expenditures                                                   (729,219)             (284,245)
      Acquisitions, net of cash acquired                                   (3,281,666)           (2,796,083)
                                                                      -------------------  --------------------
         Net cash used in investing activities                        $    (4,010,884)     $     (3,080,328)
                                                                      -------------------  --------------------

   Cash flows from financing activities:
      Net revolving credit facility borrowings                                      -            (3,769,575)
      Proceeds from stock option exercises                                     25,269                47,156
      Tax benefit of options exercised                                        139,468                63,800
      Principal (payments)/borrowings on capital leases and notes             (72,481)             (300,000)
       payable
                                                                      -------------------  --------------------
         Net cash provided by/(used in) financing activities          $        92,256      $     (3,958,619)
                                                                      -------------------  --------------------

   Cash flows from discontinued operations:
      Operating activities                                                    650,609             10,834,660
      Investing activities                                                          -              3,131,073
      Financing activities                                                          -            (1,627,710)
                                                                      -------------------  --------------------
         Net cash  provided by discontinued operations                $       650,609            12,338,023
                                                                      -------------------  --------------------

   Net (decrease)/increase in cash and cash equivalents                    (1,076,854)            9,240,930

   Cash and cash equivalents at beginning of period                         6,188,321               873,486
                                                                      -------------------  --------------------
   Cash and cash equivalents at end of period                         $     5,111,467      $     10,114,416
                                                                      ===================  ====================



     See accompanying Notes to Condensed Consolidated Financial Statements.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.       Basis of Presentation

The accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2006 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. Accordingly, the reader of this Form 10-Q is referred to our Form 10-K for the year ended December 31, 2005 for further information. In the opinion of management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position at September 30, 2006 and the results of operations and cash flows for the nine months ended September 30, 2006 and 2005.

The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the operating results for the year.

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

Financial Statement Reclassifications

Certain amounts have been reclassified in the September 2005 consolidated financial statements and related notes in order to conform to the 2006 presentation. Such reclassifications had no effect on previously reported net income.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 157, Fair Value Measurements. SFAS No. 157 requires companies to determine fair value based on the price that would be received to sell the asset or paid to transfer the liability to a market participant. SFAS No. 157 emphasizes that fair value is a market-based measurement; not an entity-specific measurement. The effective date of SFAS No. 157 will be the first quarter of 2008. We have not determined the impact, if any, of adopting SFAS No. 157.

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

Certain general and administrative expenses incurred at the corporate level have not been allocated to the segments. The Company has service locations in Florida, Kentucky, Ohio, Connecticut, Massachusetts, Alabama and Indiana (in order of revenue significance).

                                            Three months ended September 30,              Nine months ended September 30,
                                     ------------------- -- -----------------    ------------------- -- -------------------
                                            2006                  2005                  2006                   2005
                                     -------------------    -----------------    -------------------    -------------------

Net Revenues
   Visiting nurses                    $    13,627,142        $    9,517,030       $    38,169,315        $    29,257,631
   Personal care                            9,318,701             8,844,468            27,416,905             26,606,276
                                     -------------------    -----------------    -------------------    -------------------
                                      $    22,945,843        $   18,361,498       $    65,586,220        $    55,863,907
                                     ===================    =================    ===================    ===================
Operating Income
   Visiting nurses                    $     1,919,746        $      903,041       $     5,838,213        $     3,970,174
   Personal care                            1,218,925               820,964             2,639,527              2,320,813
                                     -------------------    -----------------    -------------------    -------------------
                                            3,138,671             1,724,005             8,477,740              6,290,987
Unallocated corporate expenses              1,449,972               975,931             3,792,761              3,366,081
                                     -------------------    -----------------    -------------------    -------------------
   Operating income                   $     1,688,699        $      748,074       $     4,684,979        $     2,924,906
                                     ===================    =================    ===================    ===================


4.      Capitalized Software Development Costs

Consistent with AICPA Statement of Position 98-1, the Company capitalizes the cost of internally generated computer software developed for the Company's own use. Software development costs of approximately $68,000 and $57,000 were capitalized in the three months ended September 30, 2006 and 2005, respectively and $185,000 and $129,000 were capitalized in the nine months ended September 30, 2006 and 2005, respectively. Capitalized software development costs are amortized over a three-year period following the initial implementation of the software.

5.       Revolving Credit Facility

The Company has a $22.5 million credit facility with JP Morgan Chase Bank, NA (successor by merger to Bank One, NA), as amended August 11, 2005, with an expiration date of September 30, 2008. The credit facility bears interest at the bank's prime rate plus a margin (ranging from -0.75% to -0.25%, currently -0.75%) dependent upon total leverage and is secured by substantially all assets and the stock of the Company's subsidiaries. The weighted average interest rates were 7.50% and 5.72% for the quarters ended September 30, 2006 and 2005 respectively. The weighted average interest rates were 7.17% and 5.27% for the nine months ended September 30, 2006 and 2005, respectively. The Company pays a commitment fee of 0.25% per annum on the unused facility balance. Borrowings are available equal to the greater of: a) a multiple of four times earnings before interest, taxes, depreciation and amortization (As Defined EBITDA) or b) an asset based formula, primarily based on accounts receivable. "As Defined EBITDA" of acquired operations, up to 50% of base "As Defined EBITDA," may be included in the availability calculations. Borrowings under the facility may be used for working capital, capital expenditures, acquisitions, development and growth of the business and other corporate purposes. As of September 30, 2006, the formula permitted approximately $22.5 million to be used and the Company had irrevocable letters of credit, totaling $2.6 million outstanding in connection with the Company's self-insurance programs. Thus, a total of $19.9 million was available for use at September 30, 2006. The Company's revolving credit facility is subject to various financial covenants. As of September 30, 2006, the Company was in compliance with the covenants. Under the most restrictive of the Company's covenants, the Company is required to maintain minimum net worth of at least $10.5 million.

6.       Stock-Based Compensation

Stock options are granted under various stock compensation programs to employees and independent directors. The Company accounts for stock option grants in accordance with SFAS No. 123R "Share-Based Payment", adopted effective January 1, 2006, using the modified prospective method of application, the adoption of which had no significant effect on income from operations, income before taxes, net income, cash flow from operations, cash flow from financing activities and basic and diluted earnings per share. Prior to the first quarter of fiscal 2006, the Company accounted for stock-based compensation arrangements in accordance with the provisions and related interpretations of Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees". Had compensation cost for stock-based compensation been determined consistent with SFAS No. 123R, the net income and earnings per share for the three and nine months ended September 30, 2005 would have been adjusted to the following pro forma amounts:

                                    For periods ended September 30,  2005
                                  -------------------    ------------------
                                    Three Months           Nine Months
                                  -------------------    ------------------
Net income as reported            $       5,378,860      $     6,385,432
Pro forma stock-based comp-
  ensation expense, net of tax                3,533               10,599
                                  -------------------    ------------------
Pro forma net income              $       5,375,327      $     6,374,833
                                  ===================    ==================

Earnings per common share:
  Basic - as reported             $            2.31      $          2.74
  Basic - pro forma               $            2.31      $          2.74
  Diluted - as reported           $            2.04      $          2.43
  Diluted - proforma              $            2.04      $          2.42

Under the modified prospective approach, SFAS 123(R) applies to new stock options granted on or after January 1, 2006 as well as grants that were outstanding as of December 31, 2005 including those that are subsequently modified, repurchased or cancelled. Under the modified prospective method, compensation cost recognized in the quarter ended September 30, 2006 includes compensation cost for all stock options granted prior to, but not yet vested as of December 31, 2005 in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard. During the quarter ended September 30, 2006 the Company granted no share-based compensation but intends to comply with the provisions of SFAS 123(R) on all future issuances. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based compensation with the following weighted-average assumptions for the indicated period.

                                            Nine months ended September 30,
                                                           2006
                                            ----------------------------------
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

At September 30, 2006, there was approximately $15,800 of unrecognized compensation cost related to share-based compensation that is expected to be recognized over the remainder of the year and next year.

Changes in option shares outstanding are summarized as follows:

                                                               Wtd. Avg
                                              Shares           Ex. Price
                                           -------------    ----------------
         December 31, 2005                    388,000       $        3.45

         Granted                                    -                   -
         Exercised                            (38,255)      $        4.63
         Terminated                                 -                   -
                                           -------------    ----------------
         September 30, 2006                   349,745       $        3.37
                                           =============    ================


7.       Earnings Per Common Share
There were no adjustments required to be made to net income for purposes of computing basic and diluted earnings per common share. A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted earnings per common share is as follows:

                                           Three months ended September 30,                  Nine months ended September 30,
                                       ---------------------------------------------------------------------------------------
                                              2006                  2005                   2006                   2005
                                       -------------------    ------------------     ------------------    -------------------

Shares used to compute basic
  earnings per  common share -
  weighted average shares
  outstanding                                 2,411,561              2,332,027              2,414,872             2,326,690
Dilutive effect of stock options                242,826                307,187                247,670               302,696
                                       -------------------    ------------------     ------------------    -------------------
Shares used to compute diluted
  earnings per common share                   2,654,387              2,639,214              2,662,542             2,629,386
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

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against the Company by various claimants. The claims are in various stages of processing and some may ultimately be brought to trial. The Company is aware of incidents that have occurred through September 30, 2006 that may result in the assertion of additional claims. The Company carries insurance coverage for this exposure; however, its deductible per claim increased effective July 21, 2005 from $250,000 to $500,000.

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

9.  Acquisitions

Ocala, Florida

On April 8, 2006, the Company acquired all the assets and business operations of a Medicare-certified home health agency with branches located in Ocala and Palm Coast, Florida. The total purchase price of $1.685 million was paid $1.34 million in cash at closing with the $340,000 balance in the form of a note payable bearing interest at 6% payable quarterly with the principal balance due in a balloon payment 30 months from the closing date. The remaining $5,000 is compromised of assumed employee time off liabilities. The Company funded the cash portion of the purchase price from available cash on deposit. The acquired operations generated net revenues of approximately $1.7 million in the year ended December 31, 2005.

Birmingham, Alabama

On June 30, 2006, the Company acquired all the assets and business operations of a Medicare-certified home health agency located in Birmingham, Alabama. The total purchase price of $830,000 was paid $670,000 in cash at closing with the $100,000 balance in the form of a note payable bearing interest at 6% payable quarterly with the principal due in a balloon payment 18 months from the closing date. The remaining $60,000 is comprised of assumed employee time off liabilities. The Company funded the cash portion of the purchase price from available cash on deposit. The acquired operation generated net Medicare revenues of approximately $1.8 million in the year ended September 30, 2005.

Ft. Lauderdale, Florida
On September 18, 2006, the Company acquired the business operations of a Medicare-certified home health agency located in Ft. Lauderdale, Florida. The total purchase price of $1.1 million was paid $950,000 in cash at closing with the $100,000 balance in the form of a note payable bearing interest at 6% payable quarterly with the principal due in a balloon payment 12 months from the closing date. The remaining $50,000 is comprised of assumed employee time off liabilities. The Company funded the cash portion of the purchase price from available cash on deposit. The acquired operation generated net Medicare revenues of approximately $1.8 million in the year ended December 31, 2005.

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

Certain general and administrative expenses incurred at the corporate level have not been allocated to the segments. We have service locations in Florida, Kentucky, Ohio, Connecticut, Massachusetts, Alabama and Indiana (in order of revenue significance).

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

RESULTS OF OPERATIONS

Three months ended September 30, 2006 Compared with three months ended September 30, 2005


Consolidated Three Months                             2006                          2005                         Change
------------------------------
                                        ----------------- --------- ------------------- ---------- ----------------- -----------
                                            Amount         % Rev           Amount       % Rev         Amount             %
                                        ----------------- --------- ------------------- ---------- ----------------- -----------
Net Service Revenues:
  Visiting Nurse                       $   13,627,142        59.4%   $  9,517,030       51.8%   $      4,110,112       43.2%
  Personal Care                             9,318,701        40.6%      8,844,468       48.2%            474,233        5.4%
                                       -----------------            ----------------              ---------------
                                       $   22,945,843       100.0%     18,361,498      100.0%          4,584,345        25.0%
                                       =================            ================              ===============

Operating Income
  Visiting Nurse                       $    1,919,746        14.1%        903,041        9.5%          1,016,705       112.6%
  Personal Care                             1,218,925        13.1%        820,964        9.3%            397,961        48.5%
                                       -----------------          ------------------              ---------------
                                            3,138,671        13.7%      1,724,005        9.4%          1,414,666        82.1%
Corporate Expense                           1,449,972         6.3%        975,931        5.3%            474,041        48.6%
                                       -----------------          ------------------              ---------------
Income before Interest Expense
  and Income Taxes                          1,688,699         7.4%        748,074        4.1%            940,625       125.7%

Interest (Income)
  Expense                                     (33,275)       -0.1%         70,178        0.4%           (103,453)      -147.4%
Income Taxes                                  676,987         3.0%        262,065        1.4%            414,922        158.3%
                                       -----------------          ------------------             ---------------
Net Income from Continuing             $    1,044,987         4.6%        415,831        2.3% $          629,156        151.3%
                                       =================          ==================             ===============
EBITDA from Continuing Operations      $    1,949,354               $   1,084,522             $          864,832         79.7%


On a consolidated basis, our $4.6 million of revenue growth came from 1) same store sales growth ($2.2 million or 49% of the growth), 2) acquisitions ($1.4 million or 30% of the growth) and 3) startups ($967,000 or 21% of the growth).

VN revenues grew 43% while PC revenues grew 5%. VN same store revenues grew by 20%. Our VN operating income included operating income from acquisitions of about $6,000 and operating income from new start-up agencies of about $229,000. PC startup operations generated approximately $63,000 of operating losses in the September 2006 quarter, while the existing locations increased operating income by 37.9% or an additional $439,000.

The effective income tax rate was approximately 39.3% and 38.7% of income before income taxes in 2006 and 2005, respectively. The effective tax rate was higher in 2006 due to the suspension of the Work Opportunity Tax Credit and changes in effective state and local tax rates.

Visiting Nurse (VN) Segment-Three Months

                                                          Three months ended September 30,
                                              --------------------------- -------------------------- ---------------------------
                                                         2006                       2005                       Change
                                              ---------------- ---------- ---------------- --------- ---------------- ----------
                                                    Amount      % Rev         Amount        % Rev          Amount         %
                                              ---------------- ---------- ---------------- --------- ---------------- ----------

  Net Service Revenues                        $    13,627,142     100.0%  $    9,517,030     100.0% $      4,110,112      43.2%
  Cost of Service Revenues                          5,581,293      41.0%       3,894,350      40.9%        1,686,943      43.3%
                                              ----------------            ----------------           ----------------
      Gross Margin                                  8,045,849      59.0%       5,622,680      59.1%        2,423,169      43.1%
  General and Administrative
      Expenses
      Salaries and Benefits                         4,143,665      30.4%       3,203,352      33.7%          940,313      29.4%
      Other                                         1,982,438      14.5%       1,516,287      15.9%          466,151      30.7%
                                              ----------------            ----------------           ----------------
  Total General and Administrative
      Expenses                                      6,126,103      45.0%       4,719,639      49.6%        1,406,464      29.8%
                                              ----------------            ----------------           ----------------
  Operating Income                            $     1,919,746      14.1%  $      903,041       9.5%  $     1,016,705     112.6%
                                              ================            ================           ================

  All Payors:

      Admissions                                       4,736                       3,540                      1,196       33.8%
      Patient Months of Care                          11,386                       8,412                      2,974       35.4%
      Revenue per Patient Month               $        1,197              $        1,131             $           66        5.8%
      Cost of Services per Patient Month      $          490              $          463             $           27        5.8%
      Billable Visits                                 90,063                      67,142                     22,921       34.1%


  Average Number of Locations                           31.1                        25.0                        6.1       24.4%

  Medicare Statistics:
      Admissions                                       4,085                       3,174                        911       28.7%
      Medicare Revenue % of Total                        91%                         93%                        -2%


Our VN revenue grew 43% over the same period last year. This revenue growth was generated from same store growth ($1.9 million or 19.7%), acquisitions ($1.4 million), and startups ($859,000). Admissions grew about 32% over the prior year while patient months increased 35%, reflecting a small increase in the average length of stay.

VN operating income for the quarter increased 112.6% from last year primarily as a result of volume growth. Operating income in the segment included operating income from acquisitions of about $6,000 and operating income from new start-up agencies of about $229,000.

Our Gross Margin as a percent of revenue declined 0.1% between years as a result of our granting annual wage increases to employees while receiving no rate increase from Medicare in 2006 largely offset by improved employee productivity.

Our General and Administrative Expenses: Salaries and Benefits increased as a result of the increase in the average number of locations in operation between periods, increases in wage rates, a large workers compensation claim in one of our locations and the addition of segment management staff driven by the execution of our strategic plan to develop the visiting nurse segment. While our average number of locations increased by 24%, General and Administrative
Expenses: Other increased 31% due to higher recruiting expense, real estate leases and advertising expenses in relation to our continued efforts in the development of the visiting nurse segment partially offset by lower insurance costs.

Personal Care (PC) Segment-Three Months

                                                        Three months ended September 30,
                                        --------------------------- ---------------------------- -------------------------
                                                   2006                        2005                       Change
                                        --------------- ----------- ---------------- ----------- --------------- ---------
                                            Amount       % Rev          Amount         % Rev         Amount         %
                                        --------------- ----------- ---------------- ----------- --------------- ---------

  Net Service Revenues                  $     9,318,701     100.0%  $   8,844,468        100.0%  $      474,233      5.4%
  Cost of Service Revenues                    6,047,968      64.9%      5,948,671         67.3%          99,297      1.7%
                                        ---------------             ----------------             ---------------
  Gross Margin                                3,270,733      35.1%      2,895,797         32.7%         374,936     12.9%
  General and Administrative
      Expenses
      Salaries and Benefits                   1,276,695      13.7%      1,187,066         13.4%          89,629      7.6%
      Other                                     775,113       8.3%        887,767         10.0%       (112,654)    -12.7%
                                        ---------------             ----------------             ---------------
  Total General and Administrative
      Expenses                                2,051,808      22.0%      2,074,833          23.5%       (23,025)     -1.1%
                                        ---------------             ----------------             ---------------
  Operating Income                      $     1,218,925       13.1% $     820,964          9.3%  $      397,961     48.5%
                                        ===============             ================             ===============

  Admissions                                        627                       579                            48      8.3%
  Patient Months of Care                         10,396                    10,093                           303      3.0%
  Patient Days of Care                          130,412                   125,190                         5,222      4.2%
  Billable Hours                                530,435                   517,515                        12,920      2.5%
  Revenue per Billable Hour             $         17.57             $       17.09                $         0.48      2.8%


PC operating income for the quarter was about $1.2 million versus $821,000 in the corresponding period of last year. Startups contributed approximately $111,000 in revenues and $63,000 in operating losses for the quarter ending September 30, 2006. Admissions increased about 8% over the prior year while Patient Months of Care increased 3%, reflecting a decrease in the average length of stay.


Our Revenue per Billable Hour increased 2.8% due to changes in the mix of business. Gross Margin as a percent of revenue increased 1.7% to 35.1% as a result of lower workers compensation costs.


General and Administrative Expenses: Salaries and Benefits increased about $90,000 due to the start up of three new locations, additional segment management staff, wage increases and workers compensation experience. General and Administrative Expenses: Other decreased approximately $113,000, primarily from lower bad debt provision due to improved collection efforts in the accounts receivable and lower liability insurance costs.

Nine months ended September 30, 2006 Compared with nine months ended September 30, 2005


Consolidated Nine Months                               2006                          2005                         Change
------------------------
                                        ----------------- ---------- ------------------ ----------- ----------------- -----------
                                            Amount         % Rev            Amount      % Rev          Amount             %
                                        ----------------- ---------- ------------------ ----------- ----------------- -----------

Net Service Revenues:
  Visiting Nurse                        $    38,169,315       58.2%  $    29,257,631         52.4%  $      8,911,684       30.5%
  Personal Care                              27,416,905       41.8%       26,606,276         47.6%           810,629        3.0%
                                        -----------------            ------------------             -----------------
                                             65,586,220      100.0%       55,863,907        100.0%         9,722,313       17.4%
                                        =================            ==================             =================
 Operating Income
  Visiting Nurse                        $     5,838,213       15.3%        3,970,174         13.6%         1,868,039       47.1%
  Personal Care                               2,639,527        9.6%        2,320,813          8.7%           318,714       13.7%
                                        -----------------            ------------------             -----------------
                                              8,477,740       12.9%        6,290,987         11.3%         2,186,753       34.8%
 Corporate Expense                            3,792,761        5.8%        3,366,081          6.0%           426,680       12.7%
                                        -----------------            ------------------             -----------------
Income before Interest Expense
  and Income Taxes                            4,684,979        7.1%        2,924,906          5.2%         1,760,073       60.2%
Interest (Income)
  Expense                                       (94,220)      -0.1%          182,041          0.3%          (276,261)    -151.8%
Income Taxes                                  1,901,259        2.9%        1,064,654          1.9%           836,605       78.6%
                                        -----------------            ------------------             -----------------
Net Income from Continuing
Operations                              $     2,877,940        4.4%  $     1,678,211          3.0%  $       1,199,729      71.5%
                                        =================            ==================             =================

EBITDA from Continuing Operations       $     5,479,515              $     3,906,224                $       1,573,291      40.3%


On a consolidated basis, our $9.7 million of revenue growth came from 1) same store sales growth ($5.5 million or 56% of the growth), 2) acquisitions ($2.7 million or 28% of the growth) and 3) startups ($1.5 million or 16% of the growth).

VN revenues grew 31% while PC revenues grew 3%. VN same store revenues grew by 17%. Our VN operating income included operating income from acquisitions of about $72,000 and operating income from new start-up agencies of about $7,000. PC startup operations generated approximately $191,000 of operating losses in the nine months ended September 2006, while the existing locations increased operating income by 17% or an additional $544,000.

The effective income tax rate was approximately 39.8% and 38.8% of income before income taxes in 2006 and 2005, respectively. The effective tax rate was higher in 2006 due to the suspension of the Work Opportunity Tax Credit and changes in effective state and local tax rates.

Visiting Nurse (VN) Segment-Nine Months

                                                      Nine months ended September 30,
                                            --------------------------- -------------------------- -------------------------
                                                       2006                       2005                      Change
                                            ---------------- ---------- ---------------- --------- ---------------- --------
                                                  Amount      % Rev         Amount        % Rev          Amount        %
                                            ---------------- ---------- ---------------- --------- ---------------- --------

  Net Service Revenues                      $    38,169,315     100.0%  $    29,257,631    100.0% $      8,911,684    30.5%
  Cost of Service Revenues                       15,471,866      40.5%       11,496,868     39.3%        3,974,998    34.6%
                                            ----------------            ----------------           ----------------
          Gross Margin                           22,697,449      59.5%       17,760,763     60.7%        4,936,686    27.8%
  General and Administrative
     Expenses
     Salaries and Benefits                       11,654,868      30.5%        9,311,659     31.8%        2,343,209    25.2%
     Other                                        5,204,368      13.6%        4,478,930     15.3%          725,438    16.2%
                                            ----------------            ----------------           ----------------
  Total General and Administrative
     Expenses                                    16,859,236      44.2%       13,790,589     47.1%        3,068,647    22.3%
                                            ----------------            ----------------           ----------------
  Operating Income                          $     5,838,213      15.3%  $     3,970,174     13.6%  $     1,868,039    47.1%
                                            ================            ================           ================

  All Payors:

     Admissions                                     13,549                       10,516                     3,083     28.8%
     Patient Months of Care                         32,391                       24,759                     7,632     30.8%
     Revenue per Patient Month              $        1,178              $         1,182            $           (4)    -0.3%
     Cost of Services per Patient Month     $          478              $           464            $           14      3.0%
     Billable Visits                               252,073                      200,140                    51,933     25.9%


  Average Number of Locations                         29.4                        24.5                        4.9     20.0%

  Medicare Statistics:
     Admissions                                     12,019                       9,551                      2,468     25.8%
     Medicare Revenue % of Total                       92%                         93%                        -1%



Our VN revenue grew 30.5% over the same period last year. This revenue growth was generated from same store growth ($5.0 million or 56.1%), acquisitions ($2.4 million), and startups ($1.5 million). Admissions grew about 28% over the prior year while patient months increased 31%, reflecting a small increase in the average length of stay.

VN operating income for the nine months ended September 30, 2006 increased 47.1% from last year. Operating income in the segment included operating income from acquisitions of about $72,000 and operating income from new start-up agencies of about $7,000.

Our Gross Margin as a percent of revenue decreased 1.2% between years as a result of our granting annual wage increases to employees while receiving no rate increase from Medicare in 2006.

Our General and Administrative Expenses: Salaries and Benefits increased as a result of the increase in the average number of locations in operation between periods, increases in wage rates, incentive compensation and the addition of segment management staff driven by the execution of our strategic plan to develop the visiting nurse segment. While our average number of locations increased by 20%, General and Administrative Expenses: Other increased 16.2% due to higher recruiting expense, real estate leases and advertising expenses in relation to our continued efforts in the development of the visiting nurse segment partially offset by lower insurance costs.

Personal Care (PC) Segment-Nine Months


                                                         Nine months ended September 30,
                                       --------------------------- ---------------------------- -------------------------
                                                  2006                        2005                       Change
                                       --------------- ----------- ---------------- ----------- --------------- ---------
                                           Amount       % Rev          Amount         % Rev         Amount         %
                                       --------------- ----------- ---------------- ----------- --------------- ---------

  Net Service Revenues                 $    27,416,905     100.0%  $ 26,606,276         100.0%  $      810,629      3.0%
  Cost of Service Revenues                  18,483,028      67.4%     17,878,844         67.2%         604,184      3.4%
                                       ---------------             ----------------             ---------------
  Gross Margin                               8,933,877      32.6%      8,727,432         32.8%         206,445      2.4%
  General and Administrative
      Expenses:
      Salaries and Benefits                  4,001,841      14.6%      3,528,689         13.3%         473,152     13.4%
      Other                                  2,292,509       8.4%      2,877,930         10.8%       (585,421)    -20.3%
                                       ---------------             ----------------             ---------------
  Total General and Administrative
  Expenses:                                  6,294,350      23.0%      6,406,619          24.1%      (112,269)     -1.8%
                                       ---------------             ----------------             ---------------
  Operating Income                     $     2,639,527        9.6% $ 2,320,813             8.7% $      318,714     13.7%
                                       ===============             ================             ===============

  Admissions                                     1,913                     1,957                          (44)     -2.2%
  Patient Months of Care                        31,216                    29,925                         1,291      4.3%
  Patient Days of Care                         384,224                   368,033                        16,191      4.4%
  Billable Hours                             1,556,182                 1,541,027                        15,155      1.0%
  Revenue per Billable Hour            $         17.62             $       17,27                $         0.35      2.0%


PC operating income was about $2.6 million through September 2006 compared to $2.3 million for the same period of last year. Startups contributed approximately $310,000 in revenues and $191,000 in operating losses for the nine months ending September 30, 2006. Admissions decreased about 2.2% over the prior year while Patient Months of Care increased 4.3%, reflecting an increase in the average length of stay. Average Revenue per Billable Hour increased 2.0% while our Gross Margin as a percentage of revenue increased 2.4% primarily due to changes in mix of business.

General and Administrative Expenses: Salaries and Benefits increased about $473,000 due to the startup of three new locations, additional segment management staff, wage increases and workers compensation experience. General and Administrative Expenses: Other decreased approximately $585,000, primarily due to a reduction in bad debt expense as a result of improved accounts receivable collection efforts, lower liability insurance costs and lower information systems expenses.

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

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against us by various claimants. The claims are in various stages of processing and some may ultimately be brought to trial. We are aware of incidents that have occurred through September 30, 2006 that may result in the assertion of additional claims. We carry insurance coverage for this exposure; however, its deductible per claim increased effective July 21, 2005 from $250,000 to $500,000.

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

Liquidity and Capital Resources

Revolving Credit Facility

We have a $22.5 million credit facility with JP Morgan Chase Bank, NA (successor by merger to Bank One, NA), as amended August 11, 2005, with an expiration date of September 30, 2008. The credit facility bears interest at the bank's prime rate plus a margin (ranging from -0.75% to -0.25%, currently -0.75%) dependent upon total leverage and is secured by substantially all assets and the stock of the our subsidiaries. The weighted average interest rates were 7.50% and 5.72% for the quarters ended September 30, 2006 and 2005 respectively. The weighted average interest rates were 7.17% and 5.27% for the nine months ended September 30, 2006 and 2005, respectively. The Company pays a commitment fee of 0.25% per annum on the unused facility balance. Borrowings are available equal to the greater of: a) a multiple of four times earnings before interest, taxes, depreciation and amortization (As Defined EBITDA) or b) an asset based formula, primarily based on accounts receivable. "As Defined EBITDA" of acquired operations, up to 50% of base "As Defined EBITDA," may be included in the availability calculations. Borrowings under the facility may be used for working capital, capital expenditures, acquisitions, development and growth of the business and other corporate purposes. As of September 30, 2006, the formula permitted approximately $22.5 million to be used and we had irrevocable letters of credit, totaling $2.6 million outstanding in connection with our self-insurance programs. Thus, a total of $19.9 million was available for use at September 30, 2006. Our revolving credit facility is subject to various financial covenants. As of September 30, 2006, we were in compliance with the covenants. Under the most restrictive of our covenants, we are required to maintain minimum net worth of at least $10.5 million.

Cash Flows
Key elements to the Consolidated Statements of Cash Flows for the nine months ending September 30, 2006 and 2005 were:


Net Change in Cash and Cash Equivalents             2006                     2005
---------------------------------------       -------------------    -------------------
  Provided by (used in):
    Operating activities                      $      2,191,165       $        3,941,854
    Investing activities                            (4,010,884)              (3,080,328)
    Financing activities                                92,256               (3,958,619)
    Discontinued operations activities                 650,609               12,338,023
                                              -------------------     --------------------
  Net (decrease)/increase in cash and cash
    equivalents                               $     (1,076,854)       $        9,240,930
                                              ===================     ====================


2006
Net cash provided by operating activities resulted principally from current period income, net of changes in accounts receivable, accounts payable and accrued expenses. Accounts receivable days revenues outstanding were 45 at September 30, 2006, and 48 at December 31, 2005. Accrued other liabilities includes a decrease from payments of historical claims exceeding new claims experience of approximately $1.0 million. Net cash used in investing activities resulted principally from acquisitions. Net cash provided by financing activities resulted primarily from stock option exercises net of capital lease payments. Cash provided by discontinued operations resulted primarily from the release of the escrow account related to the ADC divesture and settlement of insurance liabilities related to the adult day care segment sold in September 2005. Cash flows from operating activities for the nine months ended September 30, 2006 were negatively impacted by approximately $500,000 by a nationwide two-week suspension of Medicare payments put in place by the Federal government at the end of its fiscal year.

2005
Net cash provided by operating activities resulted principally from current period income, net of changes in accounts receivable, accounts payable and accrued expenses. Accounts receivable days revenues outstanding were 43 at September 30, 2005, and 53 at December 31, 2004. The increase in combined accounts payable and accrued liabilities resulted primarily from an increase in insurance liabilities, accrued payroll and employee benefits. Net cash used in investing activities resulted principally from the acquisition of a small startup home health agency in Gainesville, Florida and the acquisition of the Bradenton, FL-based "Florida Home Health" agency. Net cash used in financing activities resulted primarily from the payoff of our credit facility from the ADC divesture and reduction of our debt obligations.

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

The following table sets forth a reconciliation of Continuing Operations Net Income -- EBITDA:

                                             Three months ended September 30,
                                             Nine months ended September 30,
                                     ----------------------------------------------------------------------------------
                                          2006                  2005                 2006                  2005
                                     ----------------     -----------------     ----------------     ------------------

Net income from continuing
operations                           $     1,044,987      $        415,831      $     2,877,940      $      1,678,211

Add back:
   Interest expense                         (33,275)                70,178             (94,220)               182,041
   Income taxes                              676,987               262,065            1,901,259             1,064,654
   Depreciation and
     amortization                            260,655               336,448              794,536               981,318
                                     ----------------     -----------------     ----------------     ------------------
Earnings before interest,
income taxes, depreciation and
amortization (EBITDA) from
continuing operations
                                     $     1,949,354      $      1,084,522      $     5,479,515      $      3,906,224
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

At September 30, 2006, a hypothetical 100 basis point increase in short-term interest rates would result in an increase of approximately $ 46,992 change to annual pre-tax earnings.

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


Date:    November 14, 2006


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