Form 10-K
period 2006-12-31
ALMOST FAMILY INC
filed 2007-03-30
CIK 799231

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
/ X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended December 31, 2006

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
(State or other jurisdiction of              (IRS Employer Identification No.)
  incorporation or organization)                      Identification No.)

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

        Securities registered pursuant to Section 12(b) of the Act:
                               Title of Each Class
                  Common Stock, par value $.10 per share, with
                        Preferred Stock Purchase Rights

                   Name of Each Exchange on Which Registered:
                              Nasdaq Global Market

        Securities registered pursuant to Section 12(g) of the Act: None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes_____   No__X___

As of June 30, 2006, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $25,936,973 based on the last sale price of a share of the common stock as of June 30, 2006 ($12.01), as reported by the NASDAQ SmallCap System.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                     Outstanding at March 27, 2007
-------------------------------------    ---------------------------------------
Common Stock, $.10 par value per share            5,415,636 Shares

                       DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant's Annual Meeting of Stockholders is incorporated by reference in Part III to the extent described therein.

                                TABLE OF CONTENTS



PART I..............................................................................................................4
------

   Item 1.     Business.............................................................................................5

   Item 1A.    Risk Factors.........................................................................................14

   Item 1B.    Unresolved Staff Comments............................................................................22

   Item 2.     Properties...........................................................................................22

   Item 3.     Legal Proceedings....................................................................................22

   Item 4.     Submission of  Matters to a Vote of Security Holders.................................................22

PART II.............................................................................................................22

   Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
   Securities.......................................................................................................23

   Item 6.     Selected Financial Data..............................................................................24

   Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations................25

   Item 7A.    Quantitative and Qualitative Disclosures about Market Risk...........................................38

   Item 8.     Financial Statements and Supplementary Data..........................................................39

   Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................62

   Item 9A.    Controls and Procedures..............................................................................62

   Item 9B.    Other Information....................................................................................62

PART III............................................................................................................63

   Item 10.    Directors, Executive Officers and Corporate Governance...............................................63

   Items 11, 12, 13 and 14.  Executive Compensation; Security Ownership of Certain Beneficial Owners and Management
   and Related Stockholder Matters; Certain Relationships and Related Transactions; and Principal Accountant Fees
   and Services.....................................................................................................64

PART IV.............................................................................................................65

   Item 15.    Exhibits and Financial Statement Schedules...........................................................65

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

Introduction

Almost Family, Inc. TM and subsidiaries (collectively "Almost Family") is a leading regional provider of home health nursing services. We have service locations in Florida, Kentucky, Ohio, Connecticut, Massachusetts, Alabama, Indiana, Illinois and Missouri (in order of revenue significance).

We were incorporated in Delaware in 1985. Through a predecessor merged into the Company in 1991, we have been providing health care services, primarily home health care, since 1976. On January 31, 2000, we changed the Company's name to Almost Family, Inc. from Caretenders (R) HealthCorp. We reported approximately $92 million of revenues from continuing operations in the year ended December 31, 2006. Unless otherwise indicated, the financial information included in Part I is for continuing operations.

All share and per share information in this Form 10-K has been adjusted to reflect a 2-for-1 stock split in the form of a stock dividend in January 2007.

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

Our PC segment services are also provided in patients' homes. These services (generally provided by paraprofessional staff such as home health aides) are generally of a custodial rather than skilled nature. PC revenues are generated on an hourly basis. Approximately 71% of the PC segment revenues are generated from Medicaid and other government programs while the balance is generated from insurance programs and private pay patients.

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

Overview of Our Services

Visiting Nurse Services (VN)

Our Visiting Nurse services consist primarily of the provision of skilled in-home medical services to patients in need of short-term recuperative health care. A majority of our patients receive this care immediately following a period of hospitalization or care in another type of in-patient facility. We operate twenty-eight (28) Medicare-certified home health agencies with a total of fourty six (46) locations. In the year ended December 31, 2006, approximately 92% of our visiting nurse segment revenues were derived from the Federal Medicare program.

Our Visiting Nurse segment, which uses the trade name "CaretendersTM" or "Mederi-Caretenders" as primary trade names in most of its markets, provides a comprehensive range of Medicare-certified home health nursing services. We also receive payment from Medicaid and private insurance companies. Our professional staff includes registered nurses, licensed practical nurses, physical, speech and occupational therapists, and medical social workers. They monitor medical treatment plans prescribed by physicians. Our professional staff is subject to state licensing requirements in the particular states in which they practice. Para-professional staff members (primarily home health aides) also provide care to these patients.

Our Visiting Nurse segment operations located in Florida normally experience higher admissions during the March quarter than in the other quarters due to seasonal population fluctuations. Approximately 60% of our revenues are generated from our operations in Florida.

Personal Care Services (PC)

Our PC segment services are also provided in patients' homes. These services (generally provided by para-professional staff such as home health aides) are generally of a custodial rather than skilled nature. PC revenues are generated on an hourly basis. We currently operate twenty four (24) personal care locations.

As of December 31, 2006, our operating locations were as follows:

                                     Visiting Nurse         Personal Care
  Locations                            Branches                Branches
  ---------------------------   -----------------------  ----------------------
  Florida:
    Bradenton                                        2                       -
    Brandon                                          1                       -
    Brooksville                                      1                       -
    Delray                                           1                       -
    Fort Lauderdale                                  1                       1
    Fort Myers                                       1                       1
    Gainesville                                      1                       -
    Holiday                                          1                       -
    Inverness                                        1                       -
    Melbourne                                        1                       -
    Naples                                           1                       1
    Ocala                                            1                       -
    Orlando                                          1                       -
    Palm Coast                                       1                       -
    Pinellas Park                                    1                       -
    Port Charlotte                                   1                       -
    Port St. Lucie                                   1                       1
    Sarasota                                         1                       1
    Sebring                                          1                       -
    St. Augustine                                    1                       1
    Tavares                                          1                       -
    Titusville                                       1                       -
    Vero Beach                                       1                       -
    West Palm Beach                                  1                       1
  Kentucky:
    Elizabethtown                                    1                       1
    Frankfort                                        1                       -
    Lebanon Junction                                 1                       1
    Lexington                                        1                       1
    Louisville                                       1                       1
    Northern KY (metro
     Cincinnati)                                     1                       1
    Owensboro                                        1                       1
    Shelbyville                                      1                       -
  Ohio:
    Akron                                            1                       1
    Cincinnati                                       -                       1
    Cleveland                                        2                       2
    Columbus                                         -                       1
    Youngstown                                       1                       -
  Connecticut:
    Bridgeport                                       -                       1
    Danbury                                          -                       1
    Stamford                                         -                       1
    Waterbury                                        -                       1
    West Haven                                       -                       1
  Massachusetts:
    Boston                                           1                       1
  Indiana:
    New Albany                                       1                       -
  Illinois:
    Breese                                           1                       -
    Homewood                                         1                       -
    Swansea                                          1                       -
  Missouri:
    St. Louis                                        1                       -
    Sullivan                                         1                       -
  Alabama:
    Birmingham                                       1                       1
                                -----------------------  ----------------------
  Total                                             44                      24
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

The following table sets forth our revenues from continuing operations derived from each major class of payor during the indicated periods (by percentage of net revenues):


                                                Year Ended              Year Ended                   Year Ended
       Payor Group                           December 31, 2006      December 31, 2005              December 31, 2004
       ---------------------------------------------------------- ----------------------- -----------------------------
       Medicare                                    55.6%                  49.0%                      44.0%
       Medicaid and Other Government
         Programs                                  31.0%                  34.3%                      36.8%
       Insurance and private pay                   13.4%                  16.7%                      19.2%

Medicare revenues are earned only in our VN segment where they account for 92% of segment revenues. Historical changes in payment sources are primarily a result of changes in the types of customers we attract.

As shown above, approximately 31% of our 2006 revenues were derived from state Medicaid and Other Government Programs, many of which periodically face significant budget issues. The financial condition of the Medicaid programs in each of the states in which we operate is cyclical and many may be expected from time to time to take actions or evaluate taking actions to control the rate of growth of Medicaid expenditures. Among these actions are the following:
o Redefining eligibility standards for Medicaid coverage
o Redefining coverage criteria for home and community based care services
o Slowing payments to providers by increasing the minimum time in which payments are made
o Limiting reimbursement rate increases
o Changing regulations under which providers must operate
The actions that might be taken or considered are because the number of Medicaid beneficiaries and their related expenditures are growing at a faster rate than the government's revenue. Medicaid is consuming a greater percentage of the budget. This issue is exacerbated when revenues slow in a slowing economy. We believe that these financial issues are cyclical in nature rather than indicative of the long-term prospect for Medicaid funding of health care services. Additionally, we believe our services offer the lowest cost alternative to institutional care and are a part of the solution to the states' Medicaid financing problems. It is possible however, that the actions taken by the state Medicaid programs in the future could have a significant unfavorable impact on our results of operations, financial condition and liquidity.

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

Acquisitions During 2006
During 2006, we acquired 24 visiting nurse branch locations one of which was essentially a startup operation. These operations added to our market presence in Florida, and gave us market presence in Alabama, Illinois and Missouri.

On April 8, 2006, the Company acquired all the assets and business operations of a Medicare-certified home health agency with branches located in Ocala and Palm Coast, Florida. The total purchase price of $1.8 million was paid $1.4 million in cash with the $340,000 balance in the form of a note payable bearing interest at 6% payable quarterly with the principal balance due in a balloon payment 30 months from the closing date. The acquired operations generated net revenues of approximately $1.7 million in the year ended December 31, 2005.

On June 30, 2006, the Company acquired all the assets and business operations of a Medicare-certified home health agency located in Birmingham, Alabama. The total purchase price of $982,000 was paid $810,000 in cash with the $100,000 balance in the form of a note payable bearing interest at 6% payable quarterly with the principal due in a balloon payment 18 months from the closing date. The acquired operation generated net Medicare revenues of approximately $1.8 million in the year ended June 30, 2006.

On September 18, 2006, the Company acquired the business operations of a Medicare-certified home health agency located in Ft. Lauderdale, Florida. The total purchase price of $1.4 million was paid $1.3 million in cash with the $100,000 balance in the form of a note payable bearing interest at 6% payable quarterly with the principal due in a balloon payment 12 months from the closing date. The acquired operation generated net Medicare revenues of approximately $1.8 million in the year ended December 31, 2005.

On December 3, 2006, the Company acquired all the Medicare-certified home health agencies owned and operated by Mederi, Inc., located in Coconut Grove, Florida. The total purchase price of $20.4 million was paid $11.7 million in cash, approximately $3 million or 100,000 shares of Almost Family common stock (restricted) with the $4 million balance in the form of two notes payable bearing interest at 6% payable quarterly with the principal due in a balloon payment two years from the closing date. The company assumed employee paid-time-off liabilities of approximately $397,000 and a Medicare liability of approximately $1.3 million. Additional consideration of up to $5.5 million in cash may be paid to the seller contingent primarily upon the achievement of certain revenue targets in the two years following the closing. The cash portion of the transaction was funded from borrowings available on the Company's existing senior credit facility with JP Morgan Chase Bank, NA. The acquired operations generated net revenues of approximately $23.8 million in the year ended June 30, 2006. The Mederi acquisition significantly expands the Company's presence and penetration in the state of Florida and gives the Company new market presence in the states of Missouri and Illinois.

Acquisitions During 2005
During 2005, we acquired three visiting nurse operations one of which was essentially a startup operation. These operations added to our market presence in Florida.

One April 1, 2005 we acquired all the assets and business operations of a Medicare-certified visiting nurse agency in Bradenton, Florida. The total purchase price of $3.2 million was paid in the form of $2.5 million in cash with the $700,000 balance in the form of a note payable bearing interest at 6% payable quarterly and the note balance due in two years after closing. We funded the cash portion of the purchase price with available borrowings on our revolving credit facility.

On November 12, 2005 we acquired all the assets and business operations of a Medicare-certified visiting nurse agency located in St. Augustine, Florida. The total purchase price of $800,000 was paid in the form of $600,000 in cash with the balance in the form of a note payable bearing interest at 6% due in its entirety three years after closing. We funded the cash portion of the purchase price with cash on hand.

Competition, Marketing and Customers

The visiting nurse industry is highly competitive and fragmented. Competitors include larger publicly held companies such as Gentiva (NasdaqGS:GTIV) and Amedisys (NasdaqGS:AMED), numerous privately held multi-site home care companies, privately held single-site agencies and a significant number of hospital-based agencies. In some locations, county health departments operate home health agencies. Competition for customers at the local market level is very fragmented and market specific. Generally each local market has its own competitive profile and no one competitor has significant market share across all our markets. To our best knowledge, no individual provider has more than 3% share of the national market.

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

Medicare Rates

On October 1, 2000, Medicare implemented the Prospective Payment System ("PPS") and began paying providers of home health care at fixed, predetermined rates for services and supplies bundled into 60-day episodes of home health care. An episode of home health care spans a 60-day period, starting with the first day a billable visit is furnished to a Medicare beneficiary and ending 60 days later. If a patient is still in treatment on the 60th day a new episode begins on the 61st day regardless of whether a billable visit is rendered on that day and ends 60 days later. The first day of a consecutive episode, therefore, is not necessarily the new episode's first billable visit. A base episode payment is established by the Medicare Program through federal legislation for all episodes of care ended on or after the applicable time periods detailed below:

Period                                                Base episode
                                                       Payment (1)
October 1, 2002 through September 30, 2003           $         2,159
October 1, 2003 through March 31, 2004               $         2,231
April 1, 2004 through December 31, 2004              $         2,213
January 1, 2005 through December 31, 2005            $         2,264
January 1, 2006 through December 31, 2006            $         2,264

(1) The actual episode payment rates, as presented in the table vary, depending on the home health resource groups ("HHRGs") to which Medicare patients are assigned and the per episode payment is typically reduced or increased by such factors as the patient's clinical, functional, and services utilization characteristics.

Under PPS for Medicare reimbursement, we record net revenues are recorded based on a reimbursement rate that varies based on the severity of the patient's condition, service needs and other related factors. We record net revenues as services are rendered to patients over the 60-day episode period. At the end of each month, a portion of our revenue is estimated for episodes in progress.

Medicare reimbursement, on an episodic basis, is subject to adjustment if there are significant changes in the patient's condition during the treatment period or if the patient is discharged but readmitted to another agency within the same 60-day episodic period. Our evenue recognition under the Medicare reimbursement program is based on certain variables including, but not limited, to: (i) changes in the base episode payments established by the Medicare Program; (ii) adjustments to the base episode payments for partial episodes and for other factors, such as case mix, geographic wages, low utilization and intervening events; and, (iii) recoveries of overpayments. Adjustments to revenue result from differences between estimated and actual reimbursement amounts, an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. We recognize Medicare revenue on an episode-by-episode basis during the course of each episode over its expected number of visits.

Effective January 1, 2007, the Medicare standard episode rates increased 3.3%. Based on current law and regulation, Medicare rates will change each January 1 thereafter, based on a statutory formula the intent of which is to cause reimbursement rates to reflect changes in the costs of providing services minus 0.8% per year.

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

Health Insurance Portability and Accountability Act (HIPAA)

The Health Insurance Portability and Accountability Act (HIPAA) was enacted by the Federal government on August 12, 1996, and requires organizations to adhere to certain standards to protect data integrity, confidentiality and availability. HIPAA also mandates, among other things, that the Department of Health and Human Services adopt standards for the exchange of electronic health information in an effort to encourage overall administrative simplification and enhance the effectiveness and efficiency of the health care industry. We implemented changes in our operations to comply with HIPAA and we believe we are in compliance.

Insurance Programs and Costs

We bear significant insurance risk under our large-deductible workers' compensation insurance programs and our self-insured employee health program. Under our workers' compensation insurance program, we bear risk up to $250,000 per incident. We purchase stop-loss insurance for our employee health plan that places a specific limit, generally $100,000, on our exposure for any individual covered life.

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against us by various claimants. The claims are in various stages of processing and some may ultimately be brought to trial. We also know of incidents that have occurred through December 31, 2006 that may result in the assertion of additional claims. We carry insurance coverage for this exposure; however our deductible per claim increased effective July 21, 2005, from $250,000 to $500,000.

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

Employees and Labor Relations

As of December 31, 2006 we had approximately 4,000 employees. None of our employees are represented by a labor organization. We believe our relationship with our employees is satisfactory.

Discontinued Operations

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

We follow the guidance in SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" and, when appropriate, reclassify operating units closed, sold, or held for sale out of continuing operations and into discontinued operations for all periods presented. At the year ended December 31, 2006, the VN segment had one facility that met the criteria to be reclassified as discontinued operations. For all the years presented in this report, this facility has been reclassified. Net losses from the discontinued operations were approximately ($34,000), ($221,000) and ($363,000) in the years ended December 31, 2006, 2005 and 2004 respectively, and such amounts are included in net loss from discontinued operations in the accompanying financial statements.

Website Access to Our Reports

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on our website at www.almostfamily.com as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Also, copies of our annual report will be made available, free of charge, upon written request.

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

For the years ended December 31, 2006, 2005 and 2004, we received 56%, 49% and 45%, respectively, of our revenue from Medicare. Further, the acquisitions completed by us in 2006 substantially increase our dependence on Medicare reimbursement. Reductions in Medicare reimbursement could have an adverse impact on our profitability. Such reductions in payments to us could be caused by:
o administrative or legislative changes to the base episode rate;
o the elimination or reduction of annual rate increases based on medical inflation;
o the imposition by Medicare of co-payments or other mechanisms shifting responsibility for a portion of payment to beneficiaries;
o adjustments to the relative components of the wage index;
o changes to our case mix or therapy thresholds; or
o other adverse changes to the way we are paid for delivering our services.

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

At December 31, 2006, we had cash and cash equivalents of approximately $4 million and additional borrowing capacity of approximately $11 million. Based on our current plan of operations, including acquisitions, we cannot assure you that this amount will be sufficient to support our current growth strategies. We cannot readily predict the timing, size, and success of our acquisition efforts and the associated capital commitments. If we do not have sufficient cash resources, our growth could be limited unless we obtain additional equity or debt financing. At some future point we may elect to issue additional equity securities in conjunction with raising capital or completing an acquisition. We cannot assure you that such issuances will not be dilutive to existing shareholders.

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

Under the Sarbanes-Oxley Act of 2002, beginning in 2007, we anticipate becoming an accelerated filer which, will require us to report in our Annual Report on Form 10-K on the effectiveness of our internal controls over financial reporting, and our independent auditor will be required to attest to management's assessment of our internal controls over financial reporting. Significant resources will be required to establish that we are in full compliance with the newly adopted financial reporting controls and procedures. If we fail to have, or management or our independent auditor is unable to conclude that we maintain, effective internal controls and procedures for financial reporting, we could be unable to provide timely and reliable financial information which could have a material adverse effect on our financial position, results of operations and liquidity.

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

Our success depends upon the continued employment of certain members of our senior management team, including our Chairman and Chief Executive Officer, William B. Yarmuth, and our other named executive officers. We also depend upon the continued employment of the individuals that manage several of our key functional areas, including operations, business development, accounting, finance, human resources, marketing, information systems, contracting and compliance. The departure of any member of our senior management team may materially adversely affect our operations.

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

In addition, the stock market in general has experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of health care provider companies. These broad market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance. In the past, securities class-action litigation has often been brought against companies following periods of volatility in the market price of their respective securities. We may become involved in this type of litigation in the future. Litigation of this type is often expensive to defend and may divert our management team's attention as well as resources from the operation of our business.

Sales of substantial amounts of our common stock, or the availability of those shares for future sale, could adversely affect our stock price and limit our ability to raise capital.

At December 31, 2006, 5,118,628 shares of our common stock were outstanding. There are 831,986 shares of our common stock that may be issued under our 2000 employee stock purchase plan. As of December 31, 2006, 614,060 shares of our common stock were issuable upon the exercise of stock options. The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public or the perception that substantial sales could occur. These sales also may make it more difficult for us to sell common stock in the future to raise capital.

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

We have 70 real estate leases ranging from approximately 200 to 24,000 square feet of space in their respective locations. See "Item 1. Business - Operating Segments" and Note 9 to our audited consolidated financial statements. We believe that our facilities are adequate to meet our current needs, and that additional or substitute facilities will be available if needed.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal 2006.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global stock market under the symbol "AFAM" Set forth below are the high and low sale prices for the common stock for the periods indicated reported by NASDAQ:
Closing Common Stock Prices
---------------------------
Quarter Ended:                         High                     Low
--------------                         ----                     ---
December 31, 2004                 $      7.23             $       4.01
March 31, 2005                    $      7.43             $       6.50
June 30, 2005                     $      7.06             $       5.60
September 30, 2005                $      8.16             $       6.86
December 31, 2005                 $      8.13             $       7.45
March 31, 2006                    $      9.00             $       7.05
June 30, 2006                     $     12.44             $       8.97
September 30, 2006                $     12.00             $      11.60
December 31, 2006                 $     21.91             $       9.65

On March 27, 2006, the last reported sale price for the common stock reported by NASDAQ was $26.03 and there were approximately 405 holders of record of our common stock. No cash dividends have been paid by us during the periods indicated above. We do not presently intend to pay dividends on our common stock and will retain our earnings for future operations and the growth of our business.

                             Issuer Purchases of Equity Securities (1)

                                                                                                  (d) Maximum Number
                                                                                                    (or Approximate
                                                                         (c) Total Number of        Dollar Value) of
                              (a) Total Number                              Shares (or Units)      Shares (or Units) that
                                 of Shares (or       (b) Average Price    Purchased as Part of          May Yet Be
                                Units) Purchased     Paid per Share (or   Publicly Announced       Purchased Under the
                                      (1)                  Unit)            Plans or Programs        Plans or Programs
--------------------------- --------------------- --------------------- ------------------------ -------------------------

   Quarter # 1 -
January 1, 2006 -
March 31, 2006                                -   $                 -                        -                         -

    Quarter # 2 -
 April 1, 2006 -
June 30, 2006                             4,952   $             11.89                        -                         -

   Quarter # 3 -
July 1, 2006 -
September 30, 2006                            -   $                 -                        -                         -

   Quarter # 4 -
October 1, 2006 -
December 31, 2006                             -   $                 -
                            --------------------- --------------------- ------------------------ -------------------------
Total                                     4,952   $             11.89                        -                         -
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

                                                              Year Ended December 31,

   (Dollar amounts in 000's
    except per share data)             2006             2005             2004            2003            2002
                                 --------------------------------------------------------------------------------------
 Results of operations data:
  Net revenues                   $       91,812    $       75,087  $      65,261    $      61,032   $        58,368
  Income (loss) from:
  Continuing operations          $        4,273    $        2,951  $       1,706    $         785   $           573
    Discontinued operations                 (34)            4,917           (449)            (674)              441
                                 --------------------------------------------------------------------------------------
       Net income                $        4,239    $        7,868  $       1,257    $         111   $         1,014
                                  ======================================================================================

Per share: (1)
  Basic:
    Number of shares
    (in 000's)                            4,853             4,674          4,606            4,590             4,832
    Income (loss) from:
    Continuing operations        $         0.88    $         0.63  $        0.37    $        0.17   $          0.12
    Discontinued operations               (0.01)             1.05          (0.10)           (0.15)             0.09
                                  --------------------------------------------------------------------------------------
      Net income                 $         0.87    $         1.68  $        0.27    $        0.02   $          0.21
                                 ======================================================================================

  Diluted:
    Number of shares
    (in 000's)                            5,327             5,218          5,134            5,078             5,440
    Income (loss) from:
     Continuing operations        $         0.80    $         0.57  $        0.33    $        0.15   $          0.11
    Discontinued operations                   -              0.94          (0.09)           (0.13)             0.08
                                  --------------------------------------------------------------------------------------
      Net income                  $         0.80    $         1.51  $        0.24    $        0.02   $          0.19
                                 ======================================================================================

(1) all share and per share information has been adjusted to reflect a 2-for-1 common stock split completed in January 2007.

                                                                  December 31,
Balance sheet data as of:                   2006         2005           2004           2003            2002
                                       -----------------------------------------------------------------------

Balance sheet data as of:
Working capital                             $ 7,163      $ 9,300        $ 8,752    $      13,320  $     16,405
Total assets                                 53,395       30,543         25,578           31,781        34,113
Long-term liabilities                        13,520        1,568          5,552           12,575        16,237
Total liabilities                            25,656       10,408         13,431           21,002        23,486
Stockholders' equity                         27,740       20,135         12,147           10,779        10,627


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

Our PC segment services are also provided in patients' homes. These services (generally provided by paraprofessional staff such as home health aides) are generally of a custodial rather than skilled nature. PC revenues are typically generated on an hourly basis. Approximately 71% of the PC segment revenues are generated from Medicaid and other government programs while the balance is generated from insurance programs and private pay patients.

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

Medicare Revenue Recognition
On October 1, 2000, Medicare implemented the Prospective Payment System ("PPS") and began paying providers of home health care at fixed, predetermined rates for services and supplies bundled into 60-day episodes of home health care. An episode of home health care spans a 60-day period, starting with the first day a billable visit is furnished to a Medicare beneficiary and ending 60 days later. If a patient is still in treatment on the 60th day a new episode begins on the 61st day regardless of whether a billable visit is rendered on that day and ends 60 days later. The first day of a consecutive episode, therefore, is not necessarily the new episode's first billable visit. A base episode payment is established by the Medicare Program through federal legislation for all episodes of care ended on or after the applicable time periods detailed below:
                                                     Base episode
Period                                                Payment (1)
October 1, 2002 through September 30, 2003          $        2,159
October 1, 2003 through March 31, 2004              $        2,231
April 1, 2004 through December 31, 2004             $        2,213
January 1, 2005 through December 31, 2005           $        2,264
January 1, 2006 through December 31, 2006           $        2,264
(1) The actual episode payment rates, as presented in the table vary, depending on the home health resource groups ("HHRGs") to which Medicare patients are assigned and the per episode payment is typically reduced or increased by such factors as the patient's clinical, functional, and services utilization characteristics.

Under PPS for Medicare reimbursement, we record net revenues based on a reimbursement rate that varies based on the severity of the patient's condition, service needs and other related factors. We record net revenues as services are rendered to patients over the 60-day episode period. At the end of each month, a portion of our revenue is estimated for episodes in progress.

     Medicare reimbursement, on an episodic basis, is subject to adjustment if there are significant changes in the patient's condition during the treatment period or if the patient is discharged but readmitted to another agency within the same 60-day episodic period. Our revenue recognition under the Medicare reimbursement program is based on certain variables including, but not limited, to: (i) changes in the base episode payments established by the Medicare Program; (ii) adjustments to the base episode payments for partial episodes and for other factors, such as case mix, geographic wages, low utilization and intervening events; and, (iii) recoveries of overpayments. Adjustments to revenue  result from  differences  between  estimated  and actual  reimbursement
amounts,   an  inability  to  obtain   appropriate   billing  documentation  or
authorizations acceptable to the payor and other reasons unrelated to credit risk. We recognize Medicare revenue on an episode-by-episode basis during the course of each episode over its expected number of visits.

Effective January 1, 2007, the Medicare standard episode rates increased 3.3%. Based on current law and regulation, Medicare rates will change each January 1 thereafter, based on a statutory formula the intent of which is to cause reimbursement rates to reflect changes in the costs of providing services minus 0.8% per year.

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

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against us by various claimants. The claims are in various stages of processing and some may ultimately be brought to trial. We also know of incidents that have occurred through December 31, 2006 that may result in the assertion of additional claims. We carry insurance coverage for this exposure; however, our deductible per claim increased effective July 21, 2005, from $250,000 to $500,000.

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

Goodwill and Other Intangible Assets
We perform impairment tests of goodwill and indefinite lived assets as required by Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. The impairment analysis requires numerous subjective assumptions and estimates to determine fair value of the respective reporting units as required by SFAS No. 142. As of December 31, 2006, we completed our impairment review and determined that no impairment charge was required. Depending on level of sales, our liquidity and other factors, we may be required to recognize impairment charges in the future.

Accounting for Income Taxes
As of December 31, 2006, we have net deferred tax assets of approximately $1,826,000. The net deferred tax asset is composed of approximately $1,536,000 of current deferred tax assets and approximately $290,000 of long-term deferred tax assets. We have provided a valuation allowance against certain net deferred tax assets based upon our estimation of realizability of those assets through future taxable income. This valuation was based in large part on our history of generating operating income or losses in individual tax locales and expectations for the future. Our ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, competitive pressures on revenues and margins and legislation and regulation at all levels of government. We have considered the above factors in reaching our conclusion that it is more likely than not that future taxable income will be sufficient to fully utilize the net deferred tax assets (net of the valuation allowance) as of December 31, 2006. However, there can be no assurances that we will meet our expectations of future taxable income.

During the years ended December 31, 2006, 2005 and 2004, based on changes in facts and circumstances, changes occurred in the Company's expectations with regard to the generation of future taxable income in certain tax jurisdictions. Accordingly, the state and local tax provision for 2006, 2005 and 2004 included an increase (reduction) in recorded valuation allowances of approximately $152,000 and $21,000 respectively.

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

Acquisitions During 2006
During 2006, we acquired 24 visiting nurse operations one of which was essentially a startup operation. These operations added to our market presence in Florida, and gave us market presence in Alabama, Illinois and Missouri.

On April 8, 2006, the Company acquired all the assets and business operations of a Medicare-certified home health agency with branches located in Ocala and Palm Coast, Florida. The total purchase price of $1.8 million was paid $1.4 million in cash with the $340,000 balance in the form of a note payable bearing interest at 6% payable quarterly with the principal balance due in a balloon payment 30 months from the closing date. The remaining $5,000 is compromised of assumed employee time off liabilities. The Company funded the cash portion of the purchase price from available cash on deposit. The acquired operations generated net revenues of approximately $1.7 million in the year ended December 31, 2005.

On June 30, 2006, the Company acquired all the assets and business operations of a Medicare-certified home health agency located in Birmingham, Alabama. The total purchase price of $982,000 was paid $810,000 in cash with the $100,000 balance in the form of a note payable bearing interest at 6% payable quarterly with the principal due in a balloon payment 18 months from the closing date. The remaining $60,000 is comprised of assumed employee time off liabilities. The Company funded the cash portion of the purchase price from available cash on deposit. The acquired operation generated net Medicare revenues of approximately $1.8 million in the year ended June 30, 2006.

On September 18, 2006, the Company acquired the business operations of a Medicare-certified home health agency located in Ft. Lauderdale, Florida. The total purchase price of $1.4 million was paid $1.3 million in cash with the $100,000 balance in the form of a note payable bearing interest at 6% payable quarterly with the principal due in a balloon payment 12 months from the closing date. The remaining $50,000 is comprised of assumed employee time off liabilities. The Company funded the cash portion of the purchase price from available cash on deposit. The acquired operation generated net Medicare revenues of approximately $1.8 million in the year ended December 31, 2005.

On December 3, 2006, the Company acquired all the Medicare-certified home health agencies owned and operated by Mederi, Inc., located in Coconut Grove, Florida. The total purchase price of $20.4 million was paid $11.7 million in cash, approximately $3 million or 100,000 shares of Almost Family common stock (restricted) with the $4 million balance in the form of two notes payable bearing interest at 6% payable quarterly with the principal due in a balloon payment two years from the closing date. The Company assumed employee paid-time-off liabilities of approximately $397,000 and a Medicare liability of approximately $1.3 million. Additional consideration of up to $5.5 million in cash may be paid to the seller contingent primarily upon the achievement of certain revenue targets in the two years following the closing. The cash portion of the transaction was funded from borrowings available on the Company's existing senior credit facility with JP Morgan Chase Bank, NA. The acquired operations generated approximately $23.8 million in the year ended June 30, 2006. The Mederi acquisition significantly expands the Company's presence and penetration in the state of Florida and gives the Company new market presence in the states of Missouri and Illinois.

Acquisitions During 2005
During 2005, we acquired three visiting nurse operations one of which was essentially a startup operation. These operations added to our market presence in Florida.

On April 1, 2005 we acquired all the assets and business operations of a Medicare-certified visiting nurse agency located in Bradenton, Florida.
The total purchase price of $3.2 million was paid in the form of $2.5 million in cash with the $700,000 balance in the form of a note payable bearing interest at 6% payable quarterly and the note balance due in two years after closing. We funded the cash portion of the purchase price with available borrowings on our revolving credit facility.

On November 12, 2005 we acquired all the assets and business operations of a Medicare-certified visiting nurse agency located in St. Augustine, Florida. The total purchase price of $800,000 was paid in the form of $600,000 in cash with the balance in the form of a note payable bearing interest at 6% due in its entirety three years after closing. We funded the cash portion of the purchase price with cash on hand.

RESULTS OF OPERATIONS

Continuing Operations
Year Ended December 31, 2006 Compared with Year Ended December 31, 2005

            Consolidated        -------------------------------------------------------------------------------------------------
            ------------                       2006                         2005                               Change
                                      Amount         % Rev         Amount           % Rev            Amount             % Rev
                                -------------------------------------------------------------------------------------------------

Net Revenue
   Visiting nurses          $       55,190,258        60.1%       $39,732,561          52.9%      $   15,457,697         38.9%
   Personal care                    36,621,690        39.9%        35,354,834          47.1%           1,266,856          3.6%
                             ---------------------           --------------------             ---------------------
                             $      91,811,948       100.0%        75,087,395        100.0%    $      16,724,553         22.3%
                             =====================           ====================             =====================

Operating income:
   Visiting nurses           $       9,004,859        16.3%  $      5,372,837         13.5%    $       3,632,022         67.6%
   Personal care                     3,781,372        10.3%         3,278,887          9.3%              502,485         15.3%
                             ---------------------           --------------------             ---------------------
                                    12,786,231        13.9%         8,651,724         11.5%            4,134,507         47.8%
Corporate expense                    5,749,115         6.3%         4,449,661          5.9%            1,299,454         29.2%
                             ---------------------           --------------------             ---------------------
                                     7,037,116         7.7%         4,202,063          5.6%            2,835,053         67.5%
Interest expense                       (54,440)       -0.1%           112,608          0.1%             (167,048)      -148.3%
Gain on Franklin
  Litigation                                 -         0.0%          (267,426)        -0.4%              267,426       -100.0%
Income taxes                 $       2,818,030         3.1%         1,406,274          1.9%            1,411,756        100.4%
                             ---------------------           --------------------             ---------------------
Income from continuing
   operations                 $      4,273,526         4.7%   $     2,950,607          3.9%    $       1,322,919         44.8%
                             =====================           ====================             =====================

EBITDA                        $      8,040,882                $     5,658,718                  $       2,382,164         42.1%



Our net revenues increased approximately $16.7 million or 22% with 39% growth in VN and 4% growth in PC. VN revenue growth was driven by admissions growth, start-up operations and acquisitions. Acquired VN operations contributed approximately $5.0 million of revenue in 2006, while startup VN operations contributed approximately $1.9 million of revenue in 2006. The remaining $8.7 million of revenue growth came from locations in operation in both periods which, in the aggregate grew approximately 22% over revenue generated in 2005. The PC revenue and operating income increased due to increased volumes.

EBITDA increased 42% between periods primarily due to revenue increases. Corporate expenses increased due to increased incentive provisions, executive compensation, and increased recruiting efforts.

As a result of the settlement of the Franklin litigation, a non-taxable gain of $267,426 was recognized in 2005. The effective continuing operations tax rate is approximately 39.7% for the year ended December 31, 2006 and 34.2% excluding the non-taxable litigation gain, in 2005. The lower effective tax rate for continuing operations in 2005 resulted primarily from the reversal of a valuation allowance of $152,000 (3.6% of pretax income) related to certain state net operating loss carry forwards.

Visiting Nurse Segment-Year Ended December 31, 2006 and 2005
Approximately 92% of the VN segment revenues are generated from the Medicare program while the balance is generated from Medicaid and private insurance programs. In addition to our focus on operating income from the Visiting Nurse segment, we also measure this segment's performance in terms of admissions, patient months of care, revenue per patient month and cost of services per patient month.

                                                    2006                         2005                        Change
                                      --------------------------------------------------------------------------------------
                                          Amount        % Rev            Amount         % Rev        Amount           %
                                      ---------------- ----------- ------------------- --------- --------------- -----------

Net service revenues                  $    55,190,258       100.0% $      39,732,561      100.0% $   15,457,697       38.9%
Cost of service revenues                   22,231,988        40.3%        15,710,599       39.5%      6,521,389       41.5%
                                      ----------------             -------------------           ---------------
  Gross margin                             32,958,270        59.7%        24,021,962       60.5%      8,936,308       37.2%
General and administrative
    expenses:
Salaries and benefits                      16,430,442        29.8%        12,546,171       31.6%      3,884,271       31.0%
Other                                       7,522,969        13.6%         6,102,954       15.4%      1,420,015       23.3%
                                      ----------------             -------------------           ---------------
Total general and administrative
     expenses:                             23,953,411        43.4%        18,649,125       46.9%      5,304,286       28.4%
                                      ----------------             -------------------           ----------------
Operating income                      $     9,004,859        16.3% $       5,372,837       13.5% $    3,632,022       67.6%
                                      ================             ===================           ================

All Payors:
  Admissions                                   18,921                         14,130                      4,791       33.9%
  Patient months of care                       46,266                         33,461                     12,805       38.3%
  Revenue per patient month           $         1,193              $           1,187             $            6        0.5%
  Cost of services per patient
    month                             $           481              $             470             $           11        2.3%
  Billable Visits                             359,273                        267,966                     91,307       34.1%

Average number of operations                     32.7                           24.9                        7.8       31.3%

Medicare Statistics:
  Admissions                                   16,906                         12,817                      4,089       31.9%
  Medicare Revenue % of Total                   92.4%                          92.5%                      -0.1%       -0.1%

VN operating income for the twelve months was approximately $9 million versus $5.4 million last year. Acquired VN operations contributed approximately $5.0 million of revenue in 2006, while startup VN operations contributed approximately $1.9 million of revenue in 2006. The remaining $8.7 million of revenue growth came from locations in operation in both periods which, in the aggregate grew approximately 22% over revenue generated in 2005. Admissions grew about 33.9% over the prior year while patient months increased 38.3%. Operating costs per patient month increased approximately 2.3% primarily due to higher wage rates and employee benefits related to the direct provision of service. General and administrative expenses increased 28% primarily as a result of a 31% increase in units of operation between 2006 and 2005.

Personal Care (PC) Segment-Year Ended December 31, 2006 and 2005
Approximately 71% of the PC segment revenues are generated from Medicaid and other government programs while the balance is generated from insurance programs and private pay patients.


                                                      2006                        2005                   Change
                                        ---------------- ----------- ------------------- --------- --------------- ---------
                                           Amount        % Rev            Amount         % Rev        Amount         %
                                        ---------------- ----------- ------------------- --------- --------------- ---------

Net services revenue                   $    36,621,690       100.0% $      35,354,834      100.0% $   1,266,856       3.6%
Cost of service revenues                    24,718,305        67.5%        23,668,395       66.9%     1,049,910       4.4%
                                       ----------------             -------------------           ---------------
 Gross margin                               11,903,385        32.5%        11,686,439       33.1%       216,946       1.9%
General and administrative
   expenses:
Salaries and benefits                        5,241,923        14.3%         4,737,422       13.4%       504,501      10.6%
Other                                        2,880,090         7.9%         3,670,130       10.4%      (790,040)    -21.5%
                                       ----------------             -------------------           ---------------
Total general and administrative
   expenses:                                 8,122,013        22.2%         8,407,552       23.8%      (285,539)     -3.4%
                                       ----------------             -------------------           ---------------
Operating income                       $     3,781,372        10.3% $       3,278,887        9.3% $     502,485      15.3%
                                       ================             ===================           ===============

Admissions                                       2,494                          2,577                       (83)     -3.2%
Patient months of care                          41,458                         40,256                     1,202       3.0%
Patient days of care                           515,534                        492,552                    22,982       4.7%
Billable hours                               2,081,769                      2,048,823                    32,946       1.6%
Revenue per billable hour              $         17.59               $          17.26             $        0.33       1.9%

PC operating income was about $3.7 million for the twelve months ended December 2006 compared to $3.3 million for the same period of last year. Startups contributed approximately $430,000 in revenues and $234,000 in operating losses in 2006. Admissions decreased about 3.2% over the prior year while Patient Months of Care increased 3.0%, reflecting an increase in the average length of stay.

General and Administrative Expenses: Salaries and Benefits increased about $505,000 due to the startup of three new locations, additional segment management staff, wage increases and workers compensation experience. General and Administrative Expenses: Other decreased approximately $790,000, primarily due to a reduction in bad debt expense as a result of improved accounts receivable collection efforts, lower liability insurance costs and lower information systems expenses.

Year Ended December 31, 2005 Compared with Year Ended December 31, 2004


             Consolidated
             ------------           --------------------------------------------------------------------------------------
                                               2005                           2004                      Change
                                       Amount        % Rev             Amount        % Rev            Amount       % Rev
                                    --------------------------------------------------------------------------------------

Net Revenues:
Visiting nurses                          $39,732,561       52.9%       $ 31,718,144     48.6%   $    8,014,417          25.3%
Personal care                             35,354,834       47.1%         33,542,824     51.4%        1,812,010           5.4%
                                    ------------------            ------------------            -----------------
                                          75,087,395      100.0%         65,260,968    100.0%   $    9,826,427          15.1%
                                    ==================            ==================            =================
Operating income:
Visiting nurses                     $      5,372,837       13.5%       $  4,947,201     15.6%   $      425,636           8.6%
Personal care                              3,278,887        9.3%          2,309,410      6.9%          969,477          42.0%
                                    ------------------            ------------------            -----------------
                                           8,651,724       11.5%          7,256,611     11.1%        1,395,113          19.2%
Corporate expense                          4,449,661        5.9%          4,165,428      6.4%          284,233           6.8%
                                    ------------------            ------------------            -----------------
                                           4,202,063        5.6%          3,091,183      4.7%        1,110,880          35.9%
Litigation loss                             (267,426)      -0.4%                  -      0.0%         (267,426)          0.0%
Interest expense                             112,608        0.1%            270,843      0.4%         (158,235)        -58.4%
Income taxes                               1,406,274        1.9%          1,114,714      1.7%          291,560          26.2%
                                    ------------------            ------------------            -----------------
Income from continuing operations    $     2,950,607        3.9%       $  1,705,626      2.6%   $    1,244,981          73.0%
                                    ==================            ==================            =================
     EBITDA                          $     5,658,718                   $  4,459,466             $    1,199,252          26.9%


Our net revenues increased approximately $9.8 million or 15% with 25% growth in VN and 5% growth in PC. VN revenue growth was driven by admissions growth and acquisitions. New VN operations started in late 2004 and early 2005 generated approximately $2.6 million in revenue and operating losses of $145,000 in the twelve months ended December 31, 2005. Acquired operations added approximately $3.1 million in revenues and about $645,000 in operating income. PC revenue and operating income increased due to increased volumes. EBITDA increased 26.9% between periods primarily due to revenue increases. Corporate expenses increased due to increased incentive provisions partially offset by a decrease in professional fees related to a 2004 union defense related to one of our personal care locations.

As a result of the settlement of the Franklin litigation, a non-taxable gain of $267,426 was recognized in 2005. Excluding this non-taxable litigation gain, the effective continuing operations income tax rate was approximately 34.2% and 39.5% of income before income taxes in 2005 and 2004, respectively. The lower effective tax rate for continuing operations in 2005 resulted primarily from the reversal of a valuation allowance of $152,000 (3.6% of pretax income) related to certain state net operating loss carry forwards.

Visiting Nurse Segment-Year Ended December 31, 2005 and 2004


                                      -------------------------------- ---------------------------- ---------------------------
                                                    2005                            2004                   Change
                                      -------------------------------- ---------------------------- ---------------------------
                                        Amount             % Rev           Amount          % Rev      Amount            %
                                      ---------------- -- ----------- ------------------ ---------- --------------- -----------

Net service revenues                  $    39,732,561        100.0%   $      31,718,144      100.0% $   8,014,417        25.3%
Cost of service revenues                   15,710,599         39.5%          12,340,750       38.9%     3,369,849        27.3%
                                      ----------------                ------------------            ---------------
 Gross margin                              24,021,962         60.5%          19,377,394       61.1%     4,644,568        24.0%
General and administrative
   expenses:
Salaries and benefits                      12,546,171         31.6%           9,375,724       29.6%     3,170,447        33.8%
Other                                       6,102,954         15.4%           5,054,470       15.9%     1,048,484        20.7%
                                      ----------------                ------------------            ---------------
Total general and administrative
   expenses:                               18,649,125         46.9%          14,430,194       45.5%     4,218,931        29.2%
                                      ----------------                ------------------           ---------------
Operating income                      $     5,372,837         13.5%   $       4,947,200       15.6% $     425,637         8.6%
                                      ================                ==================            ===============

Admissions                                     14,130                            11,564                    2,566         22.2%
Patient months of care                         33,461                            26,515                    6,946         26.2%
Revenue per patient month             $         1,187                  $          1,196             $         (9)        -0.7%
Cost of services per patient month    $           470                  $            465             $          5          1.1%
Billable Visits                               267,966                           250,161                   17,805          7.1%

Average number of operations                     24.9                              19.3                      5.6         29.0%


Medicare Statistics:
Admissions                                     12,817                            10,622                    2,195        20.7%
Medicare Revenue % of Total                     92.5%                             90.7%                     1.8%         2.0%

VN operating income for the twelve months was approximately $5.3 million versus $4.8 million last year. New VN operations started in late 2004 and early 2005 generated approximately $2.6 million in revenue and operating losses of $145,000 in the twelve months ended December 31, 2005. Acquired operations added approximately $3.1 million in revenues and about $645,000 in operating income. Excluding these start-up and acquisition operations, operating income grew 14% as a percentage of revenue. Admissions grew about 22% over the prior year while patient months increased at a slightly higher 26% from the effect of the existing patient base in acquired operations. Revenue per patient month decreased slightly due to changes in geographic mix and differences in local market wage indexes included in Medicare reimbursement rates. Operating costs per patient month increased approximately 0.9% due to higher wage rates and employee benefits. General and administrative expenses increased primarily as a result of a 29% increase in the average number of locations in operation in 2006 versus 2005.

Personal Care  Segment-Year Ended December 31, 2005 and 2004


                                   ----------------------------- ------------------------------ -------------------------
                                              2005                            2004                   Change
                                   ----------------- ----------- ------------------ ----------- --------------- ---------
                                        Amount        % Rev           Amount          % Rev         Amount         %
                                   ----------------- ----------- ------------------ ----------- --------------- ---------

Net services revenue               $    35,354,834      100.0%   $     33,542,824       100.0%  $   1,812,010       5.4%
Cost of service revenues                23,668,395       66.9%         22,535,777        67.2%      1,132,618       5.0%
                                   -----------------             ------------------             ---------------
 Gross margin                           11,686,439       33.1%         11,007,047        32.8%        679,392       6.2%
General and administrative
 expenses:
Salaries and benefits                    4,737,422       13.4%          4,692,234        14.0%         45,188       1.0%
Other                                    3,670,130       10.4%          4,005,403        11.9%       (335,273)     -8.4%
                                   -----------------             ------------------             ---------------
Total general and
administrative expense:                  8,407,552       23.8%          8,697,637          25.9%     (290,085)     -3.3%
                                   -----------------             ------------------             ---------------
Operating income                   $     3,278,887       9.3%    $      2,309,410           6.9% $    969,477      42.0%
                                   =================             ==================             ===============

Admissions                                   2,577                      2,560                              17       0.7%
Patient months of care                      40,256                     36,760                           3,496       9.5%
Patient days of care                       492,552                    464,611                          27,941       6.0%
Billable hours                           2,048,823                  1,840,638                         208,185      11.3%
Revenue per billable hour          $         17.26             $        17.93                   $       (0.67)     -3.7%


PC operating income for the year ended December 31, 2005 was about $3.3 million versus $2.3 million in the year ended December 31, 2004. Revenue increased over 5.4% due to volume increases. Cost of services grew at a slower rate due to improved management of direct margins and changes in payor and service mix.

General and administrative salaries and benefits were relatively unchanged while the general and administrative expenses decreased primarily die to lower bad debt losses from improved billing and collection efforts.

Liquidity and Capital Resources

Revolving Credit Facility. The Company has a $22.5 million credit facility with JP Morgan Chase Bank, NA, as amended on August 11, 2005, with an expiration date of September 30, 2008. The credit facility bears interest at the bank's prime rate plus a margin (ranging from -0.75% to -0.25%, currently -0.75 %) dependent upon total leverage and is secured by substantially all assets and the stock of the Company's subsidiaries. The weighted average interest rates were 7.24% and 5.27% for the years ended December 31, 2006 and 2005, respectively. The Company pays a commitment fee of 0.25% per annum on the unused facility balance. Borrowings are available equal to the greater of: a) a multiple of four times earnings before interest, taxes, depreciation and amortization (As Defined EBITDA) or b) an asset based formula, primarily based on accounts receivable. "As Defined EBITDA" of acquired operations, up to 50% of base "As Defined EBITDA," may be included in the availability calculations. Borrowings under the facility may be used for working capital, capital expenditures, acquisitions, development and growth of the business and other corporate purposes. As of December 31, 2006, the formula permitted approximately $22.5 million to be used, of which $8.4 was outstanding. The Company has irrevocable letters of credit, totaling $2.6 million outstanding in connection with its self-insurance programs. Thus, a total of $11.5 million was available for use at December 31, 2006. The Company's revolving credit facility is subject to various financial covenants. As of December 31, 2006, the Company was in compliance with the covenants. Under the most restrictive of its covenants, the Company is required to maintain minimum net worth of at least $10.5 million.

The Company believes that this facility will be sufficient to fund its operating needs for at least the next year. The Company will continue to evaluate additional capital, including possible debt and equity investments in the Company, to support a more rapid development of the business than would be possible with internal funds.

Cash Flows
Key elements to the Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004 were as follows:


                                                         Year Ended           Year Ended              Year Ended
                                                        December 31,         December 31,            December 31,
Net Change in Cash and Cash Equivalents                     2006                 2005                    2004
---------------------------------------             -------------------- --------------------    -------------------
Provided by (used in):
    Operating activities                             $       5,373,797    $       5,355,608       $       3,515,869
    Investing activities                                   (16,384,862)          (3,749,895)               (275,076)
    Financing activities                                     8,794,247           (4,022,360)             (7,090,272)
    Discontinued operations activities                         154,089            7,731,481               3,303,475
                                                     -------------------- --------------------    -------------------
Net increase / (decrease) in cash and cash
    Equivalents                                      $      (2,062,729)   $       5,314,834       $        (546,004)
                                                     ==================== ====================    ===================

2006 Compared to 2005
Net cash provided by operating activities resulted principally from current period income, net of changes in accounts receivable, accounts payable and accrued expenses. Accounts receivable days revenues outstanding were 50 at December 31, 2006, and 48 at December 31, 2005, primarily due to a slow down in the processing of claims in acquired operations as they are converted to our information system. The increase in combined accounts payable and accrued liabilities resulted primarily from an increase in insurance liabilities, accrued accounts payable and accrued taxes. Net cash used in investing activities resulted principally from the acquisition of home health agencies. Net cash used in financing activities resulted primarily from the borrowings on our credit facility for the current year acquisitions.

2005 Compared to 2004
Net cash provided by operating activities resulted principally from current period income, net of changes in accounts receivable, accounts payable and accrued expenses. Accounts receivable days revenues outstanding were 48 at December 31, 2005, and 53 at December 31, 2004, due to improved collection efforts and to a lesser degree changes in payor mix. The increase in combined accounts payable and accrued liabilities resulted primarily from an increase in insurance liabilities, accrued accounts payable and accrued taxes. Net cash used in investing activities resulted principally from the acquisition of home health agencies. Net cash used in financing activities resulted primarily from the payoff of our credit facility from the ADC divesture and other principal reductions of our debt obligations.

Contractual Obligations. The following table provides information about the payment dates of our contractual obligations at December 31, 2006, excluding current liabilities except for the current portion of long-term debt (amounts in thousands):

                                2007          2008         2009         2010          2011         Total
                             ------------ ------------- ------------ ------------ -------------- ------------
Revolving credit facility    $        -   $     8,466       $         -  $         -  $          $    8,466
Capital lease obligations           118           118             -            -              -         236
Notes payable                     2,215           540         4,000            -              -       6,775
Operating leases                  2,701         2,012         1,060          526            280       6,579
                             ------------ ------------- ------------ ------------ -------------- ------------
Total                        $    5,034   $    11,136   $     5,060  $       526  $         280  $   22,036
                             ============ ============= ============ ============ ============== ============


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

Commitments and Contingencies
Letters of Credit. We have outstanding letters of credit totaling $2.6 million at December 31, 2006, which benefit our third-party insurer/administrators for our self-insurance programs. The amount of such insurance program letter of credit is subject to negotiation annually upon renewal and may vary in the future based upon such negotiation, our historical claims experience and expected future claims. It is reasonable to expect that the amount of the letter of credit will increase in the future, however, we are unable to predict to what degree.

We currently have no obligations related to acquisition agreements. However, we periodically seek acquisition candidates and may reasonably be expected to enter into acquisitions in the future.

General and Professional Liability. Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against us by various claimants. The claims are in various stages of processing and some may ultimately be brought to trial. We also know of incidents that have occurred through December 31, 2006 that may result in the assertion of additional claims. We carry insurance coverage for this exposure; however our deductible per claim increased effective July 21, 2005, from $250,000 to $500,000.

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

Medicaid Dependence
We have a significant dependence on state Medicaid reimbursement programs. For the year ended December 31, 2006, approximately 12.0%, 8.6%, 6.1%, 2.2%, 1.7%, and 0.4% of our revenues were generated from Medicaid reimbursement programs in the states of Ohio, Kentucky, Connecticut, Massachusetts, Florida and Alabama, respectively.

Approximately 31% of our 2006 revenues were derived from state
Medicaid and Other Government Programs, many of which periodically face significant budget issues. The financial condition of the Medicaid programs in each of the states in which we operate is cyclical and many may be expected from time to time to take actions or evaluate taking actions to control the rate of growth of Medicaid expenditures. Among these actions are the following:
o Redefining eligibility standards for Medicaid coverage
o Redefining coverage criteria for home and community based care services
o Slowing payments to providers by increasing the minimum time in which payments are made
o Limiting reimbursement rate increases
o Changing regulations under which providers must operate
The actions that might be taken or considered are because the number of Medicaid beneficiaries and their related expenditures are growing at a faster rate than the government's revenue. Medicaid is consuming a greater percentage of the budget. This issue is exacerbated when revenues slow in a slowing economy. We believe that these financial issues are cyclical in nature rather than indicative of the long-term prospect for Medicaid funding of health care services. Additionally, we believe our services offer the lowest cost alternative to institutional care and are a part of the solution to the states' Medicaid financing problems. It is possible however, that the actions taken by the state Medicaid programs in the future could have a significant unfavorable impact on our results of operations, financial condition and liquidity.

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

Discontinued Operations
We follow the guidance in SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" and, when appropriate, reclassify operating units closed, sold, or held for sale out of continuing operations and into discontinued operations for all periods presented. As a result of the sale of the ADC segment, it has been reclassified in our financial statements as further explained in the notes to the financial statements. Revenues from the discontinued ADC segment were approximately $0, $16.5 million, $23.2 million in the years ended December 31, 2006, 2005 and 2004 respectively.
Additionally, during 2006, the VN segment had one facility that met the criteria to be reclassified as discontinued operations. For all the years presented in the accompanying financial statements, this facility has been reclassified. Net losses from the discontinued operations were approximately ($34,000), ($221,000) and ($363,000) in the years ended December 31, 2006, 2005 and 2004 respectively, and such amounts are included in net loss from discontinued operations in the accompanying financial statements.

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

The following table sets forth a reconciliation of Continuing Operations Net Income -- As Adjusted to EBITDA:

                                                                         Year Ended December 31,
                                                   ---------------------- ------------------------ -----------------------
                                                          2006                    2005                     2004
                                                  ---------------------- ------------------------ ------------------------
Net income from continuing operations             $         4,273,526    $           2,950,607    $            1,705,626

Add back:
   Interest (income) expense                                  (54,440)                 112,608                   270,843
   Income taxes                                             2,818,030                1,406,274                 1,114,714
   Depreciation and amortization                            1,003,766                1,189,229                 1,368,283
                                                  ---------------------- ------------------------ -----------------------
Earnings before interest, income taxes,
depreciation and amortization (EBITDA) from
continuing operations                             $         8,040,882    $           5,658,718    $            4,459,466
                                                  ====================== ======================== =======================

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Derivative Instruments

We do not use derivative instruments.

Market Risk of Financial Instruments

Our primary market risk exposure with regard to financial instruments is to changes in interest rates.

At December 31, 2006, a hypothetical 100 basis point increase in short-term interest rates would result in a reduction of approximately $85,000 in annual pre-tax earnings.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                                  Year Ended December 31,
                                                                         2006              2005           31, 2004
                                                                  ------------------------------------------------------
Net service revenues                                              $    91,811,948    $   75,087,395   $  65,260,968
Cost of service revenue (excluding amortization and depreciation)      46,963,399        39,379,063      34,876,661
                                                                  ------------------ ----------------------------------
Gross margin                                                           44,848,549        35,708,332      30,384,307
General and administrative expenses:
   Salaries and benefits                                               24,726,844        19,699,644      16,024,202
   Other                                                               13,084,589        11,806,625      11,268,922
                                                                  ------------------ ----------------------------------
Total general and administrative expenses:                             37,811,433        31,506,269      27,293,126
                                                                  ------------------ ----------------------------------
Operating income                                                        7,037,116         4,202,063       3,091,183
Other income (expense):
   Franklin litigation                                                          -           267,426               -
   Interest (income) expense                                               54,440          (112,608)       (270,843)
                                                                  ------------------ ----------------------------------
Income from continuing operations before income taxes                   7,091,556          4,356,881      2,820,340
Income tax expense                                                     (2,818,030)       (1,406,274)     (1,114,714)
                                                                  ------------------ ----------------------------------
Net income from continuing operations                                   4,273,526         2,950,607       1,705,626

Discontinued operations :
   Loss from operations, net of tax of $23,873, $288,756 and
     $58,364                                                              (34,083)         (287,837)       (448,651)
   Income on gain of sale, net of tax of $3,155,995                             -         5,205,698               -
                                                                  ------------------ ----------------------------------
Gain / (loss) on discontinued operations                                  (34,083)        4,917,861        (448,651)
                                                                  ------------------ ----------------------------------
   Net income                                                     $     4,239,443    $    7,868,468   $   1,256,975
                                                                  ================== ==================================

Per share amounts-basic:  (1)
   Average shares outstanding                                           4,853,535         4,674,578        4,606,534
Income from continuing operations                                 $          0.88    $         0.63   $         0.37
Income (loss) from discontinued operations                                  (0.01)             1.05           (0.10)
                                                                  ------------------ ----------------------------------
   Net income                                                     $          0.87    $         1.68   $         0.27
                                                                  ================== ==================================

Per share amounts-diluted: (1)
   Average shares outstanding                                           5,326,997         5,218,658        5,134,936
Income from continuing operations                                 $          0.80    $         0.57   $         0.33
Income (loss) from discontinued operations                                      -              0.94            (0.09)
                                                                  ------------------ ----------------------------------
   Net income                                                     $          0.80    $         1.51   $         0.24
                                                                  ================== ==================================



(1) All share and per share information has been adjusted to reflect a 2-for-1 common stock split completed in January 2007.






     The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                  ASSETS                                             As of December 31,
                                  ------                                      2006                   2005
                                                                      ------------------------------------------
   CURRENT ASSETS:
     Cash and cash equivalents                                          $       4,125,592      $      6,188,321
     Accounts receivable - net                                                 12,781,866             9,639,342
     Prepaid expenses and other current assets                                    855,021             1,141,213
     Deferred tax assets                                                        1,535,639             1,171,227
                                                                        -------------------    -------------------
       TOTAL CURRENT ASSETS                                                    19,298,118            18,140,103

   CASH HELD IN ESCROW                                                                  -             1,006,696

   PROPERTY AND EQUIPMENT - NET                                                 1,516,856             1,312,375

   GOODWILL AND OTHER INTANGIBLE ASSETS                                        32,094,317             9,595,831

   DEFERRED TAX ASSETS                                                            290,647               361,301

   OTHER ASSETS                                                                   195,555               126,849
                                                                        -------------------    -------------------
                                                                        $      53,395,493      $     30,543,155
                                                                        ===================    ===================

                   LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES:
     Accounts payable                                                    $     3,545,991       $     2,531,565
     Accrued liabilities                                                       6,267,796             6,207,962
     Current portion - capital leases and notes payable                        2,321,675               100,542
                                                                         ------------------    ------------------
                                                                              12,135,462             8,840,069
                                                                         ------------------    ------------------

   LONG-TERM LIABILITIES:
     Revolving credit facility                                                 8,465,935                     -
     Capital leases                                                              113,891               220,901
     Notes payable                                                             4,540,000               900,000
     Other liabilities                                                           400,296               446,704
                                                                         ------------------    ------------------
       TOTAL LONG-TERM LIABILITIES                                            13,520,122             1,567,605
                                                                         ------------------    ------------------
          TOTAL LIABILITIES                                                   25,655,584            10,407,674
                                                                         ------------------    ------------------

   COMMITMENTS AND CONTINGENCIES

   STOCKHOLDERS' EQUITY: (1)
     Common stock, par value $0.10; authorized 20,000,000 shares;
      7,357,620 and 7,039,362 issued, respectively                               735,762               703,936
     Treasury stock, at cost, 2,245,974 shares                                (8,200,095)           (8,141,438)
     Additional paid-in capital                                               30,067,696            26,675,880
     Retained Earnings                                                         5,136,546               897,103
                                                                         ------------------    ------------------
       TOTAL STOCKHOLDERS' EQUITY                                             27,739,909            20,135,481
                                                                         ------------------    ------------------
                                                                         $    53,395,493       $    30,543,155
                                                                         ==================    ==================

(1) All share and related information has been adjusted to reflect a 2-for-1 common stock split completed in January 2007.


   The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (1)


                                                                                            Additional     Retained       Total
                                         Common Stock                Treasury Stock          Paid-in       Earnings  Stockholders'
                                       Shares        Amount      Shares        Amount        Capital      (Deficit)      Equity
                                   ------------- ------------- ----------  -------------- --------------- ---------------- ---------

Balance, December 31, 2003           6,789,748   $  678,975     2,193,566  $ (7,772,048)  $ 26,099,819  $  (8,228,340)  $10,778,406

Options Exercised                       40,000        4,000                                     64,750                       68,750
Tax benefit from exercise of
  non-qualified stock options                                                                   42,580                       42,580
Net Income                                                                                                  1,256,975     1,256,975

                                   -------------------------------------------------------------------------------------------------
Balance, December 31, 2004           6,829,748   $  682,975     2,193,566  $ (7,772,048)  $ 26,207,149  $  (6,971,365)  $12,146,711

Options exercised, net of shares
  surrendered or withheld              209,614       20,961        47,456      (369,390)      (271,945)                    (620,374)
Tax benefit from exercise of
 non-qualified stock options                                                                  740,676                       740,676
Net Income                                                                                                  7,868,468     7,868,468

                                   ------------- ------------- ----------  -------------- --------------- ----------------  --------
Balance, December 31, 2005           7,039,362   $  703,936     2,241,022  $ (8,141,438)  $ 26,675,880  $     897,103   $20,135,481

Options exercised, net of shares
  surrendered or withheld              118,258   $   11,826         4,952       (58,657)      (542,934)                    (559,765)
Stock-based compensation                                                                         14,131                      14,131
Stock provided in acquisitions         200,000       20,000                                  2,972,000                    2,992,000
Tax benefit from exercise of
  non-qualified stock options                                                                  958,619                      958,619
Net Income                                                                                                   4,239,443    4,239,443

                                   ------------- ------------- ----------  -------------- --------------- --------------------------
Balance, December 31, 2006           7,357,620   $  735,762     2,245,974  $ (8,200,095)  $ 30,067,696   $  5,136,546   $27,739,909
                                   ============= ============= ==========  ============== =============== ============= ============

(1) All share and related information has been adjusted to reflect a 2-for-1 common stock split completed in January 2007.






















   The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Year Ended December 31
                                                                       2006                2005             2004
                                                                  ----------------   ----------------- ----------------
Cash flows from operating activities:
Net income                                                        $ 4,239,443        $  7,868,468      $   1,256,975
  Gain /(loss) on discontinued operations, net of tax                 (34,083)          4,917,861           (448,651)
                                                                  ----------------   ----------------- ----------------
Income from continuing operations                                   4,273,526           2,950,607          1,705,626
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
  Depreciation and amortization                                     1,003,766           1,189,229          1,368,283
  Interest earned on escrow funds                                       6,696                   -                  -
  Stock-based compensation                                             14,131                   -                  -
  Tax benefit from non-qualified stock option exercises                     -              73,088             42,580
  Provision for uncollectible accounts                                687,103             935,141          1,326,765
  Deferred income taxes                                               276,242            (406,218)          (120,727)
                                                                  ----------------   ----------------- ----------------
                                                                    6,261,464           4,741,847          4,322,527
   Change in certain net assets and liabilities, net of the
      effects of acquisitions:
  (Increase) decrease in:
   Accounts receivable                                             (1,847,111)            (60,902)          (190,496)
      Prepaid expenses and other current assets                       117,554            (427,402)           (32,598)
      Other assets                                                    (68,706)            (22,063)            (6,806)
   Increase (decrease) in:
      Accounts payable and accrued expenses                           910,596           1,124,128           (576,758)
                                                                  ----------------   ----------------- ----------------
      Net cash provided by operating activities                     5,373,797           5,355,608          3,515,869
                                                                  ----------------   ----------------- ----------------
Cash flows from investing activities:
   Capital expenditures                                              (858,290)           (456,349)          (161,549)
   Acquisitions, net of cash acquired                              (15,526,572)        (3,293,546)          (113,527)
                                                                  ----------------   ----------------- ----------------
      Net cash used in investing activities                        (16,384,862)        (3,749,895)          (275,076)
                                                                  ----------------   ----------------- ----------------
Cash flows from financing activities:
   Net revolving credit facility borrowings (repayments)            8,465,935          (3,769,575)          (7,121,848)
   Proceeds from stock option exercises                               154,647              47,215               68,750
   Tax benefit from non-qualified stock option exercises              214,207                   -                    -
   Principal payments on capital leases and notes payable             (40,542)          (300,000)             (37,174)
                                                                  ----------------   ----------------- ----------------
      Net cash provided by (used in) financing activities           8,794,247          (4,022,360)          (7,090,272)
                                                                  ----------------   ----------------- ----------------
Cash flows from discontinued operations
   Operating activities                                              (845,911)           (533,423)           2,802,473
   Investing activities                                             1,000,000           8,448,286              740,568
   Financing activities                                                     -            (183,382)            (239,566)
                                                                  ----------------   ----------------- ----------------
      Net cash provided by discontinued operations                    154,089           7,731,481            3,303,475
                                                                  ----------------   ----------------- ----------------

Net increase / (decrease) in cash and cash equivalents             (2,062,729)          5,314,834            (546,004)
Cash and cash equivalents at beginning of period                    6,188,321             873,487           1,419,491
                                                                  ----------------   ----------------- ----------------
Cash and cash equivalents at end of period                        $ 4,125,592        $  6,188,321      $      873,487
                                                                  ================   ================= ================

Supplemental disclosures of cash flow information:
  Cash payment of interest, net of amounts capitalized            $    61,000        $    325,000      $     517,000
  Cash payment of taxes                                           $ 2,872,000        $  4,489,000      $     993,000
Summary of non-cash investing and financing activities:
  Capital expenditures financed under capital leases              $         -        $    321,444      $      556,520
  Acquisition funded by notes payable                             $ 5,854,666        $    900,000      $            -
  Value of stock option shares withheld in lieu of payroll taxes  $   744,412        $    667,587      $            -

   The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                       ALMOST FAMILY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION AND DESCRIPTION OF BUSINESS

The consolidated financial statements include the accounts of Almost Family, Inc. (a Delaware corporation) and its wholly-owned subsidiaries (collectively "Almost Family" or the "Company"). The Company has operations in Alabama, Connecticut, Florida, Illinois, Indiana, Kentucky, Massachusetts, and Ohio. All material intercompany transactions and accounts have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Uninsured deposits at December 31, 2006 and 2005 were approximately $4.1 million and $6.2 million respectively. These amounts have been deposited with national financial institutions.

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

GOODWILL AND OTHER INTANGIBLE ASSETS

The goodwill acquired is stated at cost. Subsequent to its acquisitions, the Company conducts the required annual tests for impairment under Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. The Company has concluded that no impairment exists for all periods presented in the accompanying financial statements. Impairment is examined more frequently when events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company utilizes appropriate methods in measuring whether or not the goodwill is recoverable.

The Company has completed the required annual tests for impairment under Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets for 2006, 2005, and 2004, and concluded that no impairment exists.

There were additions to the Company's goodwill of $22,498,487 for the fiscal year ended December 31, 2006 for four acquisitions. The Company has made a preliminary allocation of purchase price in the Mederi acquisition as further described in Note 13, in which it has allocated approximately $1.1 million to intangible assets other than goodwill. These intangible assets include trade name and trade dress, provider agreements and licenses. As also further described in Note 13, the Company is currently in the process of finalizing its valuation of the assets acquired and liabilities assumed for the Mederi acquisition, to assist it in allocating the purchase price to the individual assets acquired and liabilities assumed. The preliminary allocation of purchase price included in the current period balance sheet is based on the Company's current best estimate and is subject to revision based on final determination of fair value. The Company anticipates that the valuation of Mederi, with which it has engaged an independent valuation firm to assist, will be completed prior to the first anniversary of the acquisition.

Accumulated goodwill amortization at December 31, 2006 and 2005 was approximately $4 million.

LONG-LIVED ASSETS

SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" specifies circumstances in which certain long-lived assets must be reviewed for impairment. Application of this standard for 2006, 2005, and 2004, has resulted in no impairment.

CAPITALIZATION POLICIES

Maintenance, repairs and minor replacements are charged to expense as incurred. Major renovations and replacements are capitalized to appropriate property and equipment accounts. Upon sale or retirement of property, the cost and related accumulated depreciation are eliminated from the accounts and the related gain or loss is recognized in income.

Consistent with AICPA Statement of Position 98-1, the Company capitalizes the cost of internally generated computer software developed for the Company's own use. Software development costs of approximately $220,000, $184,000 and $218,000 were capitalized in the years ended December 31, 2006 and 2005 and 2004, respectively.

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

Changes in Contractual Allowance Estimates Pertaining to Prior Periods Approximately 98% of the Company's revenues are earned on a "fee for service" basis. For all services provided, the Company uses either payor-specific or patient-specific fee schedules for the recording of revenues at the amounts actually expected to be received. Changes in estimates related to prior period contractual allowances decreased revenues by $63,000, $89,000, and $82,000 in the years ended December 31, 2006, 2005 and 2004, respectively.

Approximately 31% of the Company's 2006 revenues were derived from state Medicaid and other government programs, some of which are currently facing significant budget issues. It is possible that the actions taken by the state Medicaid programs in the future could have a significant unfavorable impact on the Company's results of operations, financial condition and liquidity.

Revenue and Receivable Concentrations
The following table sets forth the percent of the Company's revenues generated from Medicare, state Medicaid programs and other payors:

                                                                 Year Ended December 31,
                                                              2006                   2005
                                                     -----------------------  ---------------------

        Medicare                                                    55.6%                  49.0%
        Medicaid & other government programs:
          Ohio                                                      12.0%                  14.1%
          Kentucky                                                   8.6%                   8.0%
          Connecticut                                                6.1%                   6.3%
          Massachusetts                                              2.2%                   2.7%
          Florida                                                    1.7%                   1.9%
          Others                                                     0.4%                   1.3%
                                                     -----------------------  ---------------------
          Subtotal                                                  31.0%                  34.3%
          All other payors                                          13.4%                  16.7%
                                                     -----------------------  ---------------------
           Total                                                   100.0%                 100.0%
                                                     =======================  =====================

Concentrations in the Company's accounts receivable were as follows:

                                                         As of December 31, 2006             As of December 31, 2005
                                                -------------------------------------   ----------------------------------
                                                         Amount             Percent            Amount           Percent
                                                 --------------------------------------   -----------------  --------------
     Medicare                                      $         6,744,667         45.3%      $   4,331,255              37.9%
     Medicaid & other government programs:
        Kentucky                                             1,118,658          7.5%          1,331,193              11.6%
        Ohio                                                 1,546,935         10.4%          1,381,775              12.1%
        Connecticut                                          1,145,112          7.7%            946,378               8.3%
        Massachusetts                                          243,406          1.6%            346,526               3.0%
        Florida                                                425,384          2.9%            245,787               2.1%
        Others                                                  39,366          0.3%            568,582               5.0%
                                                 -----------------------  -------------   -----------------    --------------
          Subtotal                                           4,518,861         30.4%          4,820,241              42.1%

                                                 -----------------------  -------------   -----------------    --------------
        All other payers                                     3,619,164         24.3%          2,283,646              20.0%

                                                 -----------------------  -------------   -----------------    --------------
          Subtotal                                          14,882,692        100.0%         11,435,142              100.0%

        Allowance for uncollectible accounts                (2,100,826)                      (1,795,800)
                                                 -----------------------                  -----------------
                                                 $          12,781,866                     $  9,639,342
                                                 =======================                  =================

At December 31, 2006 and 2005, the Company had approximately ($806,000) and ($68,000) of net payables outstanding specifically related to filed or estimated cost reports. Of these amounts, approximately ($267,000) and ($287,000), respectively, were due to the Kentucky Medicaid program.

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

Payor Mix Concentrations and Related Aging of Accounts Receivable
The approximate breakdown of accounts receivable by payor classification as of December 31, 2006 and 2005 is set forth in the following tables:

As of December 31, 2006:                   Percent of Accounts Receivable
                                                                    >1yr
            Payor                    0-120          121-365         <2yrs          >2yrs          Total
------------------------------    ------------    ------------    ----------     ----------    -------------

Medicare                                  35%              2%            -%            -1%              37%
Medicaid & Government                     26%              4%            1%             -%              31%
Self Pay                                  22%              -%            1%             -%              23%
Insurance                                  7%              2%            -%             -%               9%
                                  ------------    ------------    ----------     ----------    -------------
Total                                     90%              8%            2%            -1%             100%

As of December 31, 2005:                   Percent of Accounts Receivable
                                                                    >1yr
            Payor                    0-120          121-365         <2yrs          >2yrs          Total
------------------------------    ------------    ------------    ----------     ----------    -------------
Medicare                                  37%              1%            -%             -%              38%
Medicaid & Government                     32%              7%            3%             -%              42%
Self Pay                                   8%              2%            1%             -%              11%
Insurance                                  6%              2%            1%             -%               9%
                                  ------------    ------------    ----------     ----------    -------------
Total                                     83%             12%            5%             -%             100%

The balance sheet as of December 31, 2006 reflects a 32.6% increase in net accounts receivable from December 31, 2005 of which 27.4% of the increase was due to the acquired accounts receivable purchased during the year. The balance sheet as of December 31, 2006 reflects a 2.8% decrease from December 31, 2004 despite increasing sales over that time frame. Days sales outstanding increased to 50 days at December 31, 2006 from 48 days at December 31, 2005 and 52 days at December 31, 2004.

Allowance for Uncollectible Accounts by Payor Mix and Related Aging
The Company records an estimated allowance for uncollectible accounts by applying estimated bad debt percentages to its accounts receivable agings. The percentages to be applied by payor type are based on the Company's historical collection and loss experience. The Company's effective allowances for bad debt were as follows:

As of December 31, 2006:                   Percent of Accounts Receivable
                                                                          >1yr
              Payor                       0-120           121-365         <2yrs          >2yrs
----------------------------------    --------------    ------------    ----------     -----------
Medicare                                         3%             18%          100%            100%
Medicaid & Government                            1%             13%           77%            100%
Self Pay                                         -%             10%           69%            100%
Insurance                                        2%             22%           83%            100%
                                      --------------    ------------    ----------     -----------
Total                                            2%             17%           85%            100%

As of December 31, 2005:                   Percent of Accounts Receivable
                                                                          >1yr
              Payor                       0-120           121-365         <2yrs          >2yrs
----------------------------------    --------------    ------------    ----------     -----------
Medicare                                         3%             18%          100%            100%
Medicaid & Government                            2%             14%           76%            100%
Self Pay                                         1%             11%           73%            100%
Insurance                                        2%             17%           74%            100%
                                      --------------    ------------    ----------     -----------
Total                                            2%             15%           95%            100%

The Company's provision for uncollectible accounts for the years ended December 31, 2006, 2005 and 2004 was $687,000, $935,000 and $1,327,000, respectively.

STOCK SPLIT
All share and per share information in the accompanying financial statements and the notes thereto have been adjusted to give effect to the 2-for-1 split in the form of a dividend completed in January 2007.

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

                                                                        Year Ended December 31,
                                                                 2006              2005            2004
                                                        ------------------------------------------------------

   Basic weighted average outstanding shares                   4,853,535         4,674,578       4,606,534
   Add-common equivalent shares representing
     shares issuable upon  exercise of dilutive
     options                                                     473,462           544,080         528,402
                                                        -----------------------------------------------------
   Diluted weighted average number of shares at
     year end                                                  5,326,997         5,218,658       5,134,936
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

FINANCIAL STATEMENT RECLASSIFICATIONS

Certain prior period amounts and data have been reclassified in the financial statements and related notes in order to conform to the 2006 presentation. Such reclassifications had no effect on previously reported net income.

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

STOCK-BASED COMPENSATION

Stock options are granted under various stock compensation programs to employees and independent directors. The Company accounts for stock option grants in accordance with SFAS No. 123R "Share-Based Payment", adopted effective January 1, 2006, using the modified prospective method of application, the adoption of which had no significant effect on income from operations, income before taxes, net income, cash flow from operations, cash flow from financing activities and basic and diluted earnings per share. Prior to the first quarter of fiscal 2006, the Company accounted for stock-based compensation arrangements in accordance with the provisions and related interpretations of Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees". Had compensation cost for stock-based compensation been determined consistent with SFAS No. 123R, the net income and earnings per share for the year ended December 31, 2005, 2004 and 2003 would have been adjusted to the following pro forma amounts:

                                                      Year Ended December 31,
                                                    2005                   2004
                                             ------------------    -------------------

             Net income as reported           $      7,868,468      $       1,256,975
             Pro forma stock-based comp-
               ensation expense, net of tax             14,131                 13,525
                                              ------------------    -------------------
             Pro forma net income             $      7,854,337      $       1,243,450
                                              ==================    ===================

             Earnings per common share:
               Basic - as reported            $           1.68      $          0.27
               Basic - pro forma              $           1.68      $          0.27
               Diluted - as reported          $           1.51      $          0.24
               Diluted - proforma             $           1.51      $          0.24

Under the modified prospective approach, SFAS 123(R) applies to new stock options granted on or after January 1, 2006 as well as grants that were outstanding as of December 31, 2005 including those that are subsequently modified, repurchased or cancelled. Under the modified prospective method, compensation cost recognized in the year ended December 31, 2006 includes compensation cost for all stock options granted prior to, but not yet vested as of December 31, 2005 in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard. During the year ended December 31, 2006 the Company granted no share-based compensation but intends to comply with the provisions of SFAS 123(R) on all future issuances.

At December 31, 2006, there was approximately $12,300 of unrecognized compensation cost related to share-based compensation that is expected to be recognized over the year ended December 31, 2007.

Changes in option shares outstanding are summarized as follows:

                                                       Wtd. Avg
                                      Shares           Ex. Price
                                   -------------    ----------------
 December 31, 2005                    776,000       $        1.72

 Granted                                    -                   -
 Exercised                           (123,160)      $        1.34
 Terminated                           (38,780)      $        1.26
                                   -------------    ----------------
 December 31, 2006                    614,060       $        1.83
                                   =============    ================

NEW ACOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN
48). FIN 48 addresses the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. In addition, FIN 48 expands the disclosure requirements concerning unrecognized tax benefits as well as any significant changes that may occur in the next twelve months associated with such unrecognized tax benefits. FIN 48 is effective for the Company in fiscal 2007. The adoption of FIN 48 during the first quarter of 2007 is not expected to have a material effect on the Company's financial statements.

In September 2006, the FASB issued (SFAS) No. 157, Fair Value Measurements. SFAS No. 157 requires companies to determine fair value based on the price that would be received to sell the asset or paid to transfer the liability to a market participant. SFAS No. 157 emphasizes that fair value is a market-based measurement; not an entity-specific measurement. The effective date of SFAS No. 157 will be the first quarter of 2008. We have not determined the impact, if any, of adopting SFAS No. 157.

ADVERTISING COSTS

The Company expenses the costs of advertising as incurred. Advertising expense was $179,575, $87,740 and $73,251 for the years ended December 31, 2006, 2005, and 2004, respectively.

DISCONTINUED OPERATIONS

The Company follows the guidance in SFAS 144 No. "Accounting for the Impairment or Disposal of Long-Lived Assets" and, when appropriate, reclassifies operating units closed, sold, or held for sale out of continuing operations and into discontinued operations for all periods presented. The Adult Day Care (ADC) segment which was sold in September 2005, has been reclassified in the Company's financial statements as further explained elsewhere in the notes to the financial statements.

Additionally, during 2006, the visiting nurse segment had one facility that met the criteria to be reclassified as discontinued operations. For all the years presented in the accompanying financial statements, this facility has been reclassified.

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

NOTE 3 - ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                                   As of December 31,
                                             2006                   2005
                                      -------------------    ------------------
Wages and employee benefits            $      3,433,763       $     1,800,516
Insurance accruals                            1,863,100             1,993,747
Accrued taxes                                   737,265               795,594
Accrued professional fees and other             180,151               147,013
Insurance and other accruals related
  to sold ADC operations:                        53,517             1,471,092
                                      -------------------    ------------------
                                       $      6,267,796       $     6,207,962
                                      ===================    ==================

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment, including equipment under capital leases, consist of the following:

                                                  As of December 31,
                                             2006                    2005
                                      --------------------    ------------------

Leasehold improvements                $       1,285,323       $       1,251,156
Medical equipment                               405,562                 202,464
Computer equipment and software               9,487,154               8,697,618
Office and other equipment                    1,648,789               1,546,627
                                      --------------------    ------------------
                                             12,826,828              11,697,865
Less accumulated depreciation               (11,309,972)            (10,385,490)
                                      --------------------    ------------------
                                      $       1,516,856       $       1,312,375
                                      ====================    ==================

Depreciation and amortization expense (including amortization of assets held under capital leases) was $1,003,766, $1,189,229 and $1,368,460 for the years ended December 31, 2006, 2005 and 2004, respectively.

NOTE 5 - REVOLVING CREDIT FACILITY

Revolving Credit Facility. The Company has a $22.5 million credit facility with JP Morgan Chase Bank, NA, as amended on August 11, 2005, with an expiration date of September 30, 2008. The credit facility bears interest at the bank's prime rate plus a margin (ranging from -0.75% to -0.25%, currently -0.5%) dependent upon total leverage and is secured by substantially all assets and the stock of the Company's subsidiaries. The weighted average interest rates were 7.24% and 5.27% for the years ended December 31, 2006 and 2005, respectively. The Company pays a commitment fee of 0.25% per annum on the unused facility balance. Borrowings are available equal to the greater of: a) a multiple of four times earnings before interest, taxes, depreciation and amortization (As Defined EBITDA) or b) an asset based formula, primarily based on accounts receivable. "As Defined EBITDA" of acquired operations, up to 50% of base "As Definded EBITDA", may be included in the availability calculations. Borrowings under the facility may be used for working capital, capital expenditures, acquisitions, development and growth of the business and other corporate purposes. As of

December 31, 2006, the formula permitted approximately $22.5 million to be used, of which $8.4 was outstanding. The Company has irrevocable letters of credit, totaling $2.6 million outstanding in connection with its self-insurance programs. Thus, a total of $11.5 million was available for use at December 31, 2006. The Company's revolving credit facility is subject to various financial covenants. As of December 31, 2006, the Company was in compliance with the covenants. Under the most restrictive of its covenants, the Company is required to maintain minimum net worth of at least $10.5 million.

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



                                                                 As of December 31,
                                                            2006                    2005
                                                    ---------------------    -------------------

     Deferred tax assets
     Nondeductible reserves and
       allowances                                   $        1,005,000       $        530,000
     Intangibles                                               211,000                763,000
     Insurance accruals                                        531,000                641,000
     Net operating loss carryforwards                          686,000                624,000
                                                     ---------------------    -------------------
                                                             2,433,000              2,558,000
     Valuation allowance                                      (367,000)              (329,000)
                                                    ---------------------    -------------------
                                                              2,066,000              2,229,000
     Deferred tax liabilities
     Accelerated depreciation                                 (240,000)              (697,000)
                                                    ---------------------    -------------------
     Net deferred tax assets                        $        1,826,000       $      1,532,000
                                                    =====================    ===================

     Deferred tax assets are reflected in the accompanying balance sheets as:
       Current                                      $        1,536,000       $      1,171,000
       Long-term                                               290,000                361,000
                                                    ---------------------    -------------------
      Net deferred tax assets                       $        1,826,000       $      1,532,000
                                                    =====================    ===================

The Company has state and local net operating loss carryforwards of approximately $14.6 million which expire on various dates through 2016.

Provision (benefit) for income taxes consists of the following:


                                                                    Year Ended December 31,
                                                            2006                   2005                    2004
                                                    --------------------    -------------------    ------------------

   Federal - current                                $       2,447,000              1,481,000               959,000
   State and local - current                                  490,000                197,000               162,000
   Deferred                                                  (119,000)              (272,000)               (7,000)
                                                    --------------------    -------------------    ------------------
                                                    $       2,818,000              1,406,000             1,114,000
                                                    ====================    ===================    ==================

   Shown in the accompanying statements of income as:
       Continuing operations                        $       2,818,000              1,406,000             1,114,000
       Discontinued operations                                (24,000)             2,868,000               (58,000)
                                                    --------------------    -------------------    ------------------
                                                    $       2,794,000              4,274,000             1,056,000
                                                    ====================    ===================    ==================

A reconciliation of the statutory to the effective rate of the Company is as follows:

                                                                        Year Ended December 31,
                                                          2006                   2005                       2004
                                                 ----------------------- ----------------------  -----------------------
  Tax provision using statutory rate                             34.0%                  34.0%                    34.0%
  Valuation allowance                                                -                  -3.6%                    -0.5%
  State and local taxes, net of Federal benefit                   5.5%                   4.5%                     5.7%
  Other, net                                                      0.2%                  -2.9%                     0.3%
                                                 ----------------------- ----------------------  -----------------------
  Tax provision for continuing operations                        39.7%                  32.0%                    39.5%
                                                 ======================= ======================  =======================

The Company has provided a valuation allowance against certain net deferred tax assets based upon management's estimation of realizability of those assets through future taxable income. This valuation was based in large part on the Company's history of generating operating income or losses in individual tax locales and expectations for the future. The Company's ability to generate the expected amounts of taxable income from future operations to realize its recorded net deferred tax assets is dependent upon general economic conditions, competitive pressures on revenues and margins and legislation and regulation at all levels of government. There can be no assurances that the Company will meet its expectations of future taxable income. However, management has considered the above factors in reaching its conclusion that it is more likely than not that future taxable income will be sufficient to realize the net deferred tax assets as of December 31, 2006.

During the years ended December 31, 2006, 2005 and 2004, based on changes in facts and circumstances, favorable changes occurred in the Company's expectations with regard to the generation of future taxable income in certain tax jurisdictions. Accordingly, the state and local tax provision for these periods include an increase (reduction) of previously recorded valuation allowances of approximately $35,000, ($152,000) and ($21,000), for the years ended December 31, 2005 and 2004 respectively.

NOTE 7 - STOCKHOLDERS' EQUITY

Employee Stock Option Plans

The Company has the following stock option plans:

1. The Company has a 1991 Long-term Incentive Nonqualified Stock Option Plan which provided for the granting of options to purchase up to 1,000,000 shares of the Company's common stock to key employees, officers, and directors. The period of time for granting options under this plan has expired. As of December 31, 2006, options for 431,046 shares were outstanding under this plan.

2. The Company has a 1993 Stock Option Plan for Non-employee Directors which provided for the granting of options to purchase up to 240,000 shares of the Company's common stock to directors who are not employees. Each newly elected director or any director who did not possess options to purchase 20,000 shares of the Company's common stock were automatically granted options to purchase 20,000 shares of common stock under this plan at an exercise price based on the market price as of the date of grant. As of December 31, 2006, all option shares available under this plan have been granted and options for 100,000 shares were outstanding under this plan.

3. The Company has a 2000 Stock Option Plan which provides for options to purchase up to 1,000,000 shares of the Company's common stock to key employees, officers and directors. The Board of Directors determines the amount and terms of the options, which cannot exceed ten years. As of December 31, 2006, options for 83,014 shares had been granted and were outstanding under this plan. Shares available for future grant amount to 831,986 shares at December 31, 2006.

Changes in option shares outstanding are summarized as follows:

                                                                 Wtd. Avg
                                              Shares             Ex. Price
                                           --------------     ---------------
          December 31, 2003                   1,127,000                1.70

          Granted                                    -                  -
          Exercised                            (40,000)                1.72
          Terminated                           (35,000)                4.77
                                           --------------
          December 31, 2004                  1,052,000                 1.60

          Granted                               20,000                 2.70
          Exercised                           (209,614)                1.45
          Forfeited                            (86,386)                1.41
                                           --------------
          December 31, 2005                    776,000                 1.72

          Granted                                    -                    -
          Exercised                           (123,160)                1.34
          Forfeited                            (38,780)                1.26
                                           --------------
          December 31, 2006                    614,060            $    1.83
                                           ==============

The following table details exercisable options and related information:


                                                                      Year Ended December 31,
                                                                2006               2005               2004
                                                        ------------------ ------------------- -------------------
   Exercisable at end of year                                    609,060            766,000           1,049,500
   Weighted average exercise price                      $           1.82   $           1.70    $           1.59

   Weighted average fair value
       of options granted during the year               $              -   $           2.71    $              -

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for awards in the year ended December 31, 2005: risk-free interest rates of 4.44%, expected volatility of approximately 45.81%, expected lives of 10 years, and no expected dividend yields. There were no options granted in 2006.

The following table summarizes information about stock options outstanding at December 31, 2006:

                                 Options Outstanding                                     Options Exercisable
      --------------------------------------------------------------------------- -----------------------------------
                             Outstanding          Wtd. Avg.                          Exercisable
          Range of              As of             Remaining          Wt. Avg.           As of            Wt. Avg.
         Ex. Price        December 31, 2006    Contractual Life      Ex. Price    December 31, 2006     Ex. Price
      -----------------   ------------------  -------------------  -------------- ------------------   -------------
         $1.10-1.25               190,164            2.17              $1.10              190,164         $1.10
        $1.25 - 1.50               85,896            2.49              $2.01               80,896         $1.87
         Over $1.5                338,000            4.12              $2.20              338,000         $2.20
                          ------------------                                      ------------------
       $1.10 - $5.30              614,060            3.29              $1.83              609,060         $1.81
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

Directors Deferred Compensation Plan
The Company has a Non-Employee Directors Deferred Compensation Plan which allows Directors to elect to receive fees for Board services in the form of shares of the Company's common stock. The Plan authorized 200,000 shares for such use. As of December 31, 2006, 113,681 shares have been allocated in deferred accounts, 8,622 have been issued to previous Directors and 77,697 remain available for future allocation. Allocated shares are to be issued to Directors when they cease to be Directors or upon a change in control. Directors' fees are expensed as incurred whether paid in cash or deferred into the Plan.

NOTE 8 - RETIREMENT PLAN

The Company administers a 401 (k) defined contribution retirement plan for the benefit of the majority of its employees, who have completed 90 days of service and been credited with 1,000 hours of service as defined by the plan agreement. The Company matches contributions in an amount equal to one-quarter of the first 5% of each participant's contribution to the plan. 401 (k) assets are held by an independent trustee, are not assets of the Company, and accordingly are not reflected in the Company's balance sheets.

The Company's retirement plan expense was approximately $110,000, $103,000 and $60,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating Leases
The Company leases certain real estate, office space, and equipment under non-cancelable operating leases expiring at various dates through 2012 and which contain various renewal and escalation clauses. Rent expense amounted to $2,374,379, $1,939,722 and $1,791,653 for years ended December 31,
2006, 2005 and 2004, respectively. At December 31, 2006 the minimum rental payments under these leases were as follows:

    2007                           $     2,700,858
    2008                                 2,011,991
    2009                                 1,060,139
    2010                                   526,184
    2011                                   279,761
    Total                          $     6,578,933

Capital Leases and Term Debt
The Company has certain assets, primarily computer equipment, under a capital lease. The leases include interest of approximately 6.25% per annum. Assets held under capital lease are carried at cost of approximately $321,000 with accumulated depreciation of approximately $82,000 as of December 31, 2006.

The Company has seven unsecured notes payable totaling $5.4 million to sellers bearing interest at 6% per annum at December 31, 2006, due in March, September and December 2007, October and November 2008 and May 2009. Additionally, as part of the acquisition of Mederi in December 2006, the Company assumed Mederi's Medicare repayment plan obligation of $1,314,666 all of which is due in 2007 and which has been included in acquisition notes payable in the table below.

Future minimum lease payments and principal and interest payments on the term debt are as follows:

                                              Capital               Acquisition
       Year Ending December 31,               Leases               Notes Payable            Total
                                         ------------------    ------------------    -------------------

      2007                               $        117,784      $     2,514,428       $      2,632,212
      2008                                        117,784              831,770                949,554
      2009                                              -            4,081,589              4,081,589
      2010                                              -                    -                      -
      2011                                              -                    -                      -
      Thereafter                                        -                    -                      -
                                         ------------------    ------------------    -------------------
                                                   235,568           7,427,787              7,663,355
      Less: amount representing
        Interest                                  (14,668)            (673,121)              (687,789)
                                         ------------------    ------------------    -------------------
      Present value of minimum
        lease/principal payments                   220,900           6,754,666              6,975,566
      Less: current portion                        107,009           2,214,666              2,321,675
                                         ------------------    ------------------    -------------------
                                         $         113,891     $     4,540,000       $      4,653,891
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

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against the Company by various claimants. The claims are in various stages of processing and some may ultimately be brought to trial. The Company is aware of incidents that have occurred through December 31, 2006 that may result in the assertion of additional claims. The Company carries insurance coverage for this exposure; however, its deductible per claim increased effective July 21, 2005, from $250,000 to $500,000

The Company records estimated liabilities for its insurance programs based on information provided by the third-party plan administrators, historical claims experience, the life cycle of claims, expected costs of claims incurred but not paid, and expected costs to settle unpaid claims. The Company monitors its estimated insurance-related liabilities on a monthly basis. As facts change, it may become necessary to make adjustments that could be material to the Company's results of operations and financial condition.

Legal Proceedings

The Company is currently, and from time to time, subject to claims and suits arising in the ordinary course of its business, including claims for damages for personal injuries. In the opinion of management, the ultimate resolution of any of these pending claims and legal proceedings will not have a material effect on the Company's financial position or results of operations.

NOTE 10 - STOCK REPURCHASES

During the year ended December 31, 2006, the Company redeemed 4,952 shares of its common stock in conjunction with the exercise of employee stock options and issuance of related stock. These were shares previously outstanding and owned by option holders submitted them in lieu of the cash exercise price (an aggregate of $(58,904) that would have otherwise been due on option exercise.

During the year ended December 31, 2005, the Company redeemed 23,728 shares of its common stock in conjunction with the exercise of employee stock options, and issuance of related stock. These were share previously outstanding and owned by option holders submitted by them in lieu of the cash exercise price (an aggregate of $(369,390) that would have otherwise been due on option exercises.

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

The Company's PC segment services are also provided in patients' homes. These services (generally provided by paraprofessional staff such as home health aides) are generally of a custodial rather than skilled nature. PC revenues are generated on an hourly basis. Approximately 71% of the PC segment revenues are generated from Medicaid and other government programs while the balance is generated from insurance programs and private pay patients.


                                                              Year Ended December 31,
                                                   2006                  2005                   2004
------------------------------------------------------------------------------------------------------------
Net revenues
Visiting nurses                           $     55,190,258        $     39,732,561       $     31,718,144
Personal care                                   36,621,690              35,354,834             33,542,824
                                          -------------------     ------------------     -------------------
                                          $     91,811,948        $     75,087,395       $     65,260,968
                                          ===================     ==================     ===================
Operating income (loss)
Visiting nurses                           $      9,004,859        $      5,372,837       $      4,947,201
Personal care                                    3,781,371               3,278,887              2,309,410
Corporate                                       (5,749,115)             (4,449,661)            (4,165,428)
                                          -------------------     ------------------     -------------------
                                          $      7,037,116        $      4,202,063       $      3,091,183
                                           ===================     ==================     ===================
Identifiable assets
Visiting nurses                           $     34,278,108        $      8,567,595       $      4,304,820
Personal care                                    9,129,308               9,350,761              9,467,064
Corporate                                        9,988,077              12,624,799              7,985,812
Discontinued operations                                  -                       -              3,820,315
                                          -------------------     ------------------     -------------------
                                          $     53,395,493        $     30,543,155       $     25,578,011
                                          ===================     ==================     ===================
Identifiable liabilities
Visiting nurses                           $     10,828,431        $      3,737,863       $      2,140,354
Personal care                                    1,461,790               2,838,394              3,111,892
Corporate                                       13,365,363               3,831,417              8,179,054
                                          -------------------     ------------------     -------------------
                                          $     25,655,584        $     10,407,674       $     13,431,300
                                          ===================     ==================     ===================
Capital expenditures
Visiting nurses                           $        195,447        $         85,963       $         68,517
Personal care                                       27,605                   6,768                  5,615
Corporate                                          635,238                 363,618                 87,417
                                          -------------------     ------------------     -------------------
                                          $        858,290        $        456,349       $        161,549
                                          ===================     ==================     ===================
Depreciation and amortization
Visiting nurses                           $        173,415        $        711,703       $        842,213
Personal care                                       25,359                 291,414                399,518
Corporate                                          804,992                 186,112                126,553
                                          -------------------     ------------------     -------------------
                                          $      1,003,766        $      1,189,229       $      1,368,284
                                          ===================     ==================     ===================

NOTE 12 - DISCONTINUED OPERATIONS

On September 30, 2005, the Company sold its adult day care (ADC) segment to Active Services, Inc. ADC operations are now reported as discontinued operations. The sale price consisted of $13.6 million cash plus assumption of approximately $1.4 million of debt. In return, Active Services acquired substantially all the assets and assume certain working capital liabilities related to Almost Family's 19 medical adult day care centers which generated approximately $21.0 million in annual revenues. The Company reported an after-tax gain on the sale totaling $5.2 million.

Revenues from the discontinued ADC segment were approximately $0, $16.5 million and $23.2 million in the years ended December 31, 2006, 2005 and 2004 respectively. Additionally, during 2006, the VN segment had one facility that met the criteria to be relclassified as discontinued operations. For all the years presented in the accompanying financial statements, this facility has been reclassified. Net losses from the discontinued operations were approximately ($34,000), ($221,000) and ($363,000) in the years ended
December 31, 2006, 2005 and 2004 respectively, and such amounts are included in net loss from discontinued operations in the accompanying financial statements.

NOTE 13 -- ACQUISITIONS

Each of the following acquisitions was completed in order to pursue the Company's strategy of expanding its visiting nurse operations in the eastern United States by expanding its service base and enhancing its position in certain geographic areas as a leading provider of home health services. The purchase price of each acquisition was determined based on the Company's analysis of comparable acquisitions and expected cash flows. Goodwill generated from the acquisitions was recognized given the expected contributions of each acquisition to the overall corporate strategy. Each of the acquisitions completed was accounted for as a purchase and are included in the Company's financial statements from the respective acquisition date. All goodwill generated in the transactions below is expected to be deductible for tax purposes.

Acquisitions During 2006
On April 8, 2006, the Company acquired all the assets and business operations of a Medicare-certified home health agency with branches located in Ocala and Palm Coast, Florida. The total purchase price of $1.8 million was paid $1.4 million in cash plus $340,000 in a note payable bearing interest at 6% payable quarterly with the principal balance due in a balloon payment 30 months from the closing date. The remaining $5,000 is compromised of assumed employee time off liabilities. The Company funded the cash portion of the purchase price from available cash on deposit. The acquired operations generated net revenues of approximately $1.7 million in the year ended December 31, 2005. The purchase price was allocated to tangible assets ($0.1 million) including primarily receivables and fixed assets with the balalnce recorded in goodwill ($1.7 million).

On June 30, 2006, the Company acquired all the assets and business operations of a Medicare-certified home health agency located in Birmingham, Alabama. The total purchase price of $982,000 was paid $810,000 in cash plus $100,000 in a note payable bearing interest at 6% payable quarterly with the principal due in a balloon payment 18 months from the closing date. The remaining $72,000 is comprised of assumed employee time off liabilities. The Company funded the cash portion of the purchase price from available cash on deposit. The acquired operation generated net Medicare revenues of approximately $1.8 million in the year ended June 30, 2006. The purchase price was allocateed to tangible assets ($0.93 million) including primarily receivables and fixed assets with the balance recorded as goodwill (approximately $0.05 millions).

On September 18, 2006, the Company acquired the business operations of a Medicare-certified home health agency located in Ft. Lauderdale, Florida. The total purchase price of $1.4 million was paid $1.3 million in cash with the $100,000 balance in the form of a note payable bearing interest at 6% payable quarterly with the principal due in a balloon payment 12 months from the closing date. The remaining $50,000 is comprised of assumed employee time off liabilities. The Company funded the cash portion of the purchase price from available cash on deposit. The acquired operation generated net Medicare revenues of approximately $1.8 million in the year ended December 31, 2005. The Company recorded substantialy the entire purchase price as goodwill.

On December 3, 2006, the Company acquired all the Medicare-certified home health agencies owned and operated by Mederi, Inc., located in Coconut Grove, Florida. The total purchase price of $20.4 million was paid $11.7 million in cash, approximately $3 million or 100,000 shares of Almost Family common stock (restricted) with the $4 million balance in the form of two notes payable bearing interest at 6% payable quarterly with the principal due in a balloon payment two years from the closing date. The Company assumed employee paid-time-off liabilities of approximately $397,000 and a Medicare liability of approximately $1.3 million. Additional consideration of up to $5.5 million in cash may be paid to the seller contingent primarily upon the achievement of certain revenue targets in the two years following the closing. The cash portion of the transaction was funded from borrowings available on the Company's existing senior credit facility with JP Morgan Chase Bank, NA.
The acquired operations generated net revenues of approximately $23.8 million in the year ended June 30, 2006. The Mederi acquisition significantly expands the Company's presence and penetration in the state of Florida and gives the Company new market presence in the states of Missouri and Illinois.

The following table summarizes the approximate estimated fair values of the assets acquired and liabilities assumed of the Mederi, Inc. acquisition on December 3, 2006:

       Accounts receivable - net                 $   902,000
       Property, plant & equipment                   220,000
       Intangible Assets                           1,120,000
       Other Assets                                   87,000
       Goodwill                                   18,082,000

       Assets acquired                            20,411,000
       Liabilities assumed                        (1,752,000)
                                                 -----------------
       Net assets acquired                       $ 18,659,000
                                                 =================

The Company is currently in the process of finalizing its valuation of the assets acquired and liabilities assumed for the Mederi acquisition, to assist it in allocating the purchase price to the individual assets acquired and liabilities assumed. The preliminary allocation of purchase price included in the current period balance sheet is based on the Company's current best estimate and is subject to revision based on final determination of fair value. The Company has engaged an independent valuation firm to assist with the valuation of Mederi, which is expected to be completed prior to the first anniversary of the acquisition.

The unaudited pro-forma results of operations of the Company as if the Mederi, Inc. acquisition had been made at the beginning of 2005 are as follows:

                                      Twelve Months ended December 31
                                 ------------------------------------------
                                         2006                  2005
                                 ---------------------- -------------------
Revenues                         $        114,578,381   $      98,466,791
Net Income from continuing
  operations                                3,814,218           1,749,589
Net Income                                  3,240,867
Earnings per share from continuing
  operations
     Basic                       $               0.75   $            0.36
     Diluted                     $               0.69   $            0.32
Earnings per share
     Basic                       $               0.64   $            1.29
     Diluted                     $               0.59   $            1.16

The pro forma information presented above is presented for illustrative purposes only and may not be indicative of the results of operations that would have actually occurred if the transaction described had been completed as of the beginning of 2005. In addition, future results may vary significantly from the results reflected in such information.

Acquisitions During 2005
On April 1, 2005 the Company acquired all the assets and business operations of a Medicare-certified visiting nurse agency located in Bradenton, Florida. The total purchase price of $3.2 million was paid in the form of $2.5 million in cash with the $700,000 balance in the form of a note payable bearing interest at 6% payable quarterly and the note balance due in two years after closing. The Company funded the cash portion of the purchase price with available borrowings on our revolving credit facility. Approximately $2.9 million of the purchase price was allocated to goodwill with the balance allocated to receivables and fixed assets.

On November 12, 2005 the Company acquired all the assets and business operations of a Medicare-certified visiting nurse agency located in St. Augustine, Florida. The total purchase price of $800,000 was paid in the form of $600,000 in cash with the balance in the form of a note payable bearing interest at 6% due in its entirety three years after closing. The Company funded the cash portion of the purchase price with cash on hand. Approximately $0.78 million of the purchase price was allocated to goodwill with the balance allocated to receivables and fixed assets.

NOTE 14 - QUARTERLY FINANCIAL DATA-- (UNAUDITED) (1)

Summarized quarterly financial data for the years ended December 31, 2006 and 2005 are as follows (in thousands except per share data):

                                    Year Ended December 31, 2006                        Year Ended December 31, 2005
                          -------------------------------------------------- ---------------------------------------------------
                           Dec. 31,   Sept. 30,    June 30,   March 31,       Dec. 31,    Sept. 30,    June 30,    March 31,
                            2006        2006        2006        2006            2005        2005         2005        2005
                         -------------------------------------------------- ----------------------------------------------------

Net service revenues     $   26,226  $    22,946  $   21,847   $   20,793    $   19,223  $    18,361  $    19,203 $      18,299
Gross margin                 13,217       11,316      10,424        9,891         9,220        8,518        9,196         8,773
Income from continuing
  operations                  1,396        1,045         921          912         1,272          415         703            559
Income (loss) from
  discontinued operations        73          (19)        (22)         (66)          211        4,963         (81)          (175)
Net income                    1,469        1,026         899          846         1,483        5,378         622            384

Income from continuing
  operations
    Basic                $     0.28  $      0.22  $     0.19  $      0.19    $     0.30   $     0.09  $     0.15  $         0.12
    Diluted              $     0.26  $      0.20  $     0.17  $      0.17    $     0.24   $     0.08  $     0.13  $         0.11

Income from discontinued
  operations
    Basic                $     0.01  $         -  $        -  $     (0.01)   $     0.05   $     1.06  $    (0.02) $       (0.04)
    Diluted              $     0.01  $         -  $        -  $     (0.01)   $     0.04   $     0.94  $    (0.02) $       (0.03)

Net income (loss)
  per share
    Basic                $     0.29  $      0.22  $     0.19  $      0.18    $     0.35   $     1.15  $     0.13  $         0.08
    Diluted              $     0.27  $      0.20  $     0.17  $      0.17    $     0.28   $     1.02  $     0.11  $         0.07


(1) All share and per share information has been adjusted to reflect a 2-for-1 common stock split completed in January 2007.

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Almost Family, Inc.

We have audited the accompanying consolidated balance sheets of Almost Family, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Almost Family, Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for stock-based compensation to conform to Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment".

/s/ Ernst & Young, LLP
    ---------------------
    Ernst & Young, LLP


Louisville, Kentucky
March 28, 2007

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

The Company's management, with participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2006. Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2006. There were no changes in the Company's internal controls over financial reporting during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, such internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is set forth in the Registrant's definitive proxy statement to be filed with the Commission no later than 120 days after December 31, 2006, except for the information regarding executive officers of the Company. The information required by this Item contained in such definitive proxy statement is incorporated herein by reference.

The following table sets forth certain information with respect to the Company's executive officers.

Name                            Age    Position with the Company
----------------------------------------------------------------------------
William B. Yarmuth (1)          54     Chairman of the Board President
                                          and Chief Executive Officer
C. Steven Guenthner (2)         46     Senior Vice President and
                                          Chief Financial Officer
P. Todd Lyles (3)               45     Senior Vice President - Administration
Anne T. Liechty (4)             54     Senior Vice President  - Operations
Mark Hunt (5)                   47     Senior Vice President - Sales & Marketing
Phyllis Montville (6)           58      Vice President - Operations
David Pruitt (7)                43     Vice President - Operations

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

(5) Mark Hunt became Senior Vice President - Sales & Marketing in 2007. Mr. Hunt came to Almost Family in February of 2007. Mr. Hunt had previously worked for VistaCare, a national hospice provider, since 2004 as Vice President of Sales and Vice President General Manager. Prior to that, he spent 22 years in the healthcare supplier industry holding senior positions in Sales, Corporate Accounts and General Management with Baxter Healthcare, Span America and SSL Americas.

(6) Phyllis Montville became Vice President - Operations in 2006. Ms. Montville came to the company in 2006 as Vice President of VN Operations in Florida. She has 23 years experience in home care management, most of which is in the Florida market. Ms. Montville owned and operated her own franchise for 10 years. She started in the home care field as a branch manager and home care nurse.

(7) David Pruitt became Vice President - Operations in 2002. Mr. Pruitt has been employed by the company since 1996 in various roles in the company's service divisions. Prior to 1996, he was employed by the Medicare Intermediary in Columbia, South Carolina.

Code of Ethics and Business Conduct

The Company has adopted a Code of Ethics and Business Conduct that applies to all its directors, officers (including its chief executive officer, chief financial officer, chief accounting officer and any person performing similar functions) and employees. The Company has made the Code of Ethics and Business Conduct available on its website at www.almostfamily.com.

ITEMS 11, 12, 13 and 14. EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS; CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE: AND PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

Equity Compensation Plans

As of December 31, 2006, shares of common stock authorized for issuance under our equity compensation plans are summarized in the following table. See note 7 to the consolidated financial statements for a description of the plans. The table below is furnished pursuant to item 12.


                                               Shares to Be         Weighted-Average
                                                Issued Upon          Option Exercise      Shares Available for
              Plan Category                      Exercise                 Price               Future Grants
              -------------
                                            --------------------    ------------------    ----------------------
Plans approved by shareholders                        614,060       $          1.83                   831,986
Plans not approved by shareholders                          -                     -                         -
                                            --------------------    ------------------    ----------------------

Total                                                 614,060       $          1.83                   831,986
                                            ====================    ==================    ======================


PART IV


Item 15.       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
                                                                                                           Page Number
       2005   The following items are filed as part of this report:

               1. Index to Consolidated Financial Statements

               Consolidated Statements of Income for the years ended December
               31, 2006, 2005 and 2004                                                                        38
               Consolidated Balance Sheets - December 31, 2006 and 2005                                       39
               Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and
                2004                                                                                          41
               Consolidated Statements of Stockholders' Equity for the years ended December 31, 2006,
                 2005 and 2004                                                                                40
               Notes to Consolidated Financial Statements                                                     42
               Report of Independent Registered Public Accounting Firm                                        60

               2. Index to Financial Statement Schedule

               Schedule II - Valuation and Qualifying Accounts                                                68

               All other Schedules have been omitted because they are either not required, not applicable or, the information has otherwise been supplied in the financial statements or notes thereto.

        (b)  Exhibits required to be filed by Item 601 of Regulation S-K, and by Item 15 I below:

    Number                    Description of Exhibit


       3.1 Certificate of Incorporation, as amended, of the Registrant (incorporated by reference to Exhibit No. 3.1 of the Registrant's Annual Report on Form 10-K for the year ended March 31, 1997)

       3.2 Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3 of the Registrant's Current Report on Form 8-K dated February 1, 1999)

       4.1 Stockholder Protection Rights Agreement dated February 1, 1999, between the Registrant and Reliance Trust Company (incorporated by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K dated February 1, 1999)

       4.2 Other Debt Instruments - copies of other debt instruments for which the total debt is less than 10% of assets will be furnished to the Commission upon request.

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

       10.10 2000 Stock Option Plan (incorporated by reference to the Registrant's Registration Statement on Form S-8 Reg. No. 333-88744)

       10.11      Non-Employee Director Deferred Compensation Plan

       10.12 1993 Non-Employee Directors Stock Option Plan (incorporated by reference to the Registrant's Registration Statement on Form S-8 Reg. No. 333-881100)

       10.12      Asset Purchase Agreement dated as of November 15, 2006, among
                  (x) the Registrant, Caretenders Visiting Services of Cook County, LLC, Caretenders Visiting Services of Southern Illinois, LLC, Caretenders Visiting Services of St. Louis, LLC, and National Health Industries, Inc., (y) Health Management Consultants, Inc., United Home Health Services of Cook County, Inc. d/b/a Mederi of Cook County, and United Home Health Service of St. Louis, Inc. d/b/a Mederi, and (z) David Nesslein and Sandra Vazquez, (incorporated by reference to the Registrant's report on Form 8K filed December 7, 2006)

        10.13     Asset Purchase Agreement dated as of November 15, 2006, among
                  (x) the Registrant, Caretenders Visiting Services of Ocala, LLC, Caretenders Visiting Services of Southwest Florida, Inc., Caretenders Visiting Services of Orlando, LLC, Caretenders Visiting Services of District 7, LLC, Pro-Care Home Health of Broward, Inc., Caretenders Visiting Services of Southeast Florida, Inc., Caretenders Visiting Services of Hernando County, LLC, Caretenders Visiting Services of District 6, LLC, Caretenders Visiting Services of Pinellas County, LLC, Caretenders Visiting Services of Cook County, LLC, and National Health Industries, Inc., (y) Mederi, Inc., Mederi of Collier County, Inc., Mederi of Manatee County, Inc., Mederi of Pinellas County, Inc., Mederi of Alachua County, Inc., Mederi of Palm Beach County, Inc., Mederi of Orange County, Inc., d/b/a Mederi of Brevard County, Inc., and United Home Health Services, Inc. d/b/a Mederi of Illinois, and (z) David Nesslein and Sandra Vazquez, (incorporated by reference to the Registrant's report on Form 8K filed December 7, 2006)

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

ALMOST FAMILY, INC.
March 29, 2007

/S/ William B. Yarmuth
   ---------------------
   William B. Yarmuth
   Chairman, President and Chief Executive Officer

/S/ C. Steven Guenthner
   ---------------------
   C. Steven Guenthner
   Senior Vice President and Chief Financial Officer
   (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

/S/ William B. Yarmuth                 March 29, 2007
   --------------------------------------------------
   William B. Yarmuth                  Date
   Director

/S/ Steven B. Bing                     March 29, 2007
------------------------------------------------------
  Steven B. Bing                       Date
  Director

/S/ Donald G. McClinton                March 29, 2007
------------------------------------------------------
  Donald G. McClinton                  Date
  Director

/S/ Tyree G. Wilburn                   March 29, 2007
---------------------------------------------
  Tyree G. Wilburn                     Date
  Director

/S/ Jonathan D. Goldberg               March 29, 2007
------------------------------------------------------
  Jonathan D. Goldberg                 Date
  Director

/S/ W. Earl Reed, III                  March 29, 2007
-------------------------------------------------------
   W. Earl Reed, III                   Date
   Director

/S/ Henry M. Altman Jr.                March 29, 2007
------------------------------------------------------
  Henry M. Altman Jr.                  Date
  Director

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                   SCHEDULE II


              Col. A                          Col. B             Col. C                       Col. D          Col. E
              ------                          ------             ------                       ------          ------

                                                                 Additions
                                                           ------------------------------
                                                                 (1)            (2)
                                              Balance at     Charged to      Charged to
                                             Beginning of       Costs          Other           (3)          Balance at
             Description                        Period      and Expenses      Accounts      Deductions     End of Period
--------------------------------------------------------------------------- ------------- --------------- ----------------

Allowance for bad debts:
Year Ended December 31, 2006                $  1,795,800   $     687,103    $  599,513    $    981,590    $   2,100,826

Year Ended December 31, 2005                $  2,081,394   $     935,141       262,303    $  1,483,038    $   1,795,800

Year ended December 31, 2004                $  1,717,185   $   1,326,765             -    $    962,556    $   2,081,394


(1)  Charged to bad debt expense.
(2)  Acquired Bad Debt Reserves.
(3)  Write-off of accounts.


                                                                     Exhibit 21

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                  LIST OF SUBSIDIARIES AS OF DECEMBER 31, 2006

Subsidiaries of Almost Family, Inc.

    Adult Day Care of America, Inc.                              Adult Day Care of Louisville, Inc.
    Adult Day Care of Maryland, Inc.                             HouseCalls, Inc.
    HHJC Holdings, Inc.
    National Health Industries, Inc.
    Pro-Care Home Health of Broward, Inc.

Subsidiaries of National Health Industries, Inc.
    Freelife Rehab Resources,  Inc.                              Caretenders Homecare, Inc.
    Caretenders Infusion of Birmingham, Inc.                     Caretenders of Birmingham, Inc.
    Caretenders of Boston, Inc.                                  Caretenders of Cincinnati, Inc.
    Caretenders of Columbus, Inc.                                Caretenders of Elizabethtown, Inc.
    Caretenders of Indiana, Inc.                                 Caretenders of Indianapolis, Inc.
    Caretenders of Louisville, Inc.                              Caretenders of Northern Kentucky, Inc.
    Caretenders of New Jersey, Inc.                              Caretenders of the Bluegrass, Inc.
    Caretenders Visiting Services of Richmond, Inc.
    Housecalls of America, Inc.                                  Caretenders of Richmond, Inc.
    Caretenders Infusion Corp.                                   Metro Home Care, Inc.
    National Orthopedic & Rehabilitation Services, Inc.          Home Health of Jefferson County, Inc.
    Special Healthcare Services, Inc.                            Reliable Home Healthcare, Inc.
    Caretenders Visiting Services of Cincinnati, Inc.            Caretenders of Cleveland, Inc.
    Caretenders Visiting Services of Columbus, Inc.              Caretenders of Fort Lauderdale, Inc.
    Caretenders of Evansville, Inc.                              Caretenders of West Palm Beach, Inc.
    Caretenders Visiting Service Employment, Inc.                Caretenders of Charlotte, Inc.
    Caretenders Visiting Services of Southwest FL, Inc.          Caretenders of Southwest Florida, Inc.
    Caretenders Visiting Services of Southeast FL, Inc.

Subsidiary of HHJC Holdings, Inc.
    Home Health of Jefferson County, Inc.                        Caretenders of Marshall County, Inc.

Subsidiary of Adult Day Care of America, Inc.
    Adult Day Clubs of America Joint Venture, Ltd.

Subsidiary of Caretenders Visiting Services of Southwest Florida, Inc.
    Caretenders Visiting Services of Dist 6, LLC

Subsidiary of Housecalls of America, Inc.
    Caretenders Visiting Services of Kentuckiana, Inc.

Subsidiary of Caretenders Visiting Services of Southeast Florida, Inc.
    Caretenders Visiting Services of SE Florida, Inc.
    Caretenders Visiting Services of Gainesville, LLC
    Caretenders Visiting Services of Orlando, LLC
    Caretenders Visiting Services of Palm Beach County, LLC
    Caretenders Visiting Services of Dist 7, LLC
    Caretenders Visiting Services of St Augustine, LLC


                                                                  Exhibit 23.1

            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


We consent to the incorporation by reference in the Registration Statement Form S-8 No. 33-881100 pertaining to the 1993 Non-Employee Directors Stock Option Incentive Plan, Registration Statement Form S-8 No. 33-81124 pertaining to the 1991 Long-Term Employee Stock Option Plan, Registration Statement Form S-8
No. 333-88744 pertaining to the 2000 Employee Stock Option Plan and Registration Statement Form S-8 No. 333-43631 pertaining to the Non-Employee Directors Deferred Compensation Plan, of our report dated March 28, 2007, with respect to the consolidated financial statements and schedule of Almost Family, Inc. and subsidiaries included in the Annual Report (Form 10-K) for the year ended December 31, 2006.


/S/ ERNST & YOUNG LLP
    ------------------
    ERNST & YOUNG LLP

Louisville, Kentucky
March 28, 2007