Form 10-K/A
period 2006-12-31
ALMOST FAMILY INC
filed 2007-04-30
CIK 799231

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

                         Commission file number 1-09848

                               ALMOST FAMILY, INC.
             (Exact name of registrant as specified in its charter)

   Delaware                                       06-1153720
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

   9510 Ormsby Station Road, Suite 300                      40223
              Louisville, KY                             (Zip Code)
 (Address of principal executive offices)

                          (502) 891-1000 (Registrant's
                     telephone number, including area code)

                                      None.
 (Former name, former address and former fiscal year, if changed since last report)

           Securities registered pursuant to Section 12(b) of the Act
                               Title of Each Class
                               -------------------
                  Common Stock, par value $.10 per share, with
                         Preferred Stock Purchase Rights

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___X___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
           Large accelerated filer _____    Accelerated filer _____
                          Non-accelerated filer __X___

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                        Outstanding at March 27, 2007
--------------------------------------    --------------------------------------
Common Stock, $.10 par value per share          5,415,636  Shares

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                TABLE OF CONTENTS



PART III............................................................................................................4
--------

   Item 10.  Directors, Executive Officers and Corporate Governance.................................................4

   Item 11   Executive Compensation.................................................................................7

   Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters........17

   Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.............................20

   Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES................................................................20

   Item 15.  EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES...........................................................20



                                EXPLANATORY NOTE


This Amendment No. 1 on Form 10-K/A (this "Amendment") amends Almost Family, Inc.'s (the "Company") Annual Report on Form 10-K for the fiscal year ended December 31, 2006, originally filed on March 30, 2007 (the "Original Filing"). We are filing this Amendment to include the information required by Part III and not included in the Original Filing as we will not file our definitive proxy statement within 120 days of the end of the Company's fiscal year ended December 31, 2006. Solely for this reason, we are filing certifications required under
Section 302 of the Sarbanes-Oxley Act of 2002. Except as set forth above, this Amendment does not alter or restate any of the information set forth in the Original Filing.

                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers
The following table sets forth certain information with respect to the Company's executive officers.

Name                                            Age              Position with the Company
-----------------------------------------------------------------------------------------------------

William B. Yarmuth (1)                          55               Chairman of the Board President
                                                                    and Chief Executive Officer
C. Steven Guenthner (2)                         46               Senior Vice President and
                                                                    Chief Financial Officer
P. Todd Lyles (3)                               45               Senior Vice President - Administration
Anne T. Liechty (4)                             54               Senior Vice President  - Operations
Mark Hunt (5)                                   47               Senior Vice President - Sales & Marketing
Phyllis Montville (6)                           58               Vice President - Operations
David Pruitt (7)                                43               Vice President - Operations

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

Board of Directors
    Set forth below is a list of members of the Board of Directors, together with their ages, all Company positions and offices each person currently holds and the year in which each person joined the Board. Each of the current members of the Board of Directors is expected to stand for re-election of the 2007 Annual Meeting of Shareholders.

                                          Position                 Director
Name                         Age          or Office                Since

William B. Yarmuth           55           Chairman of the Board,   1991
                                           President and Chief
                                           Executive Officer

Steven B. Bing               60           Director                 1992

Donald G. McClinton          73           Director                 1994

Tyree G. Wilburn             54           Director                 1996

Jonathan D. Goldberg         55           Director                 1997

W. Earl Reed, III            55           Director                 2000

Henry M. Altman, Jr.         70           Director                 2004


William B. Yarmuth. Mr. Yarmuth has been a director of the Company since 1991, when the Company acquired National Health Industries ("National"), where Mr. Yarmuth was Chairman, President and Chief Executive Officer. After the acquisition, Mr. Yarmuth became the President and Chief Operating Officer of the Company. Mr. Yarmuth became Chairman and CEO in 1992. He was Chairman of the Board, President and Chief Executive Officer of National from 1981 to 1991.

Steven B. Bing. Mr. Bing was elected a director in January 1992. From 1999 to 2007, Mr. Bing served with Prosperitas Investment Partners, L.P., a private investment company located in Louisville, Kentucky, most recently as its Chief Operating Officer. He is also a director of various closely-held business entities. Since 2005, Mr. Bing has served as Senior Vice President Sales & Marketing, New Business and Video Services for National Rural Telecommunications Cooperative, a large member owned cooperative in Herndon, Virginia serving in excess of 1,200 telephone and electric cooperatives across the country.

Donald G. McClinton. Mr. McClinton was elected a director in October 1994. Mr. McClinton was President and part owner of Skylight Thoroughbred Training Center, Inc., a thoroughbred training center, until July 2002, when it was sold. From 1986 to 1994, Mr. McClinton was co-chairman of Interlock Industries, a privately held conglomerate in the metals and transportation industries.

Tyree G. Wilburn. Mr. Wilburn was elected a director in January 1996. Since 2003, Mr. Wilburn has served as Chairman of the Board, President and Chief Executive Officer of Merit Health Systems, LLC, a private hospital management company. He was a private investor from 1996 to 2002. From 1992 to 1996, Mr. Wilburn was Chief Development Officer of Community Health Systems, Inc., and, most recently, Executive Vice President and Chief Financial and Development Officer. From 1974 to 1992, Mr. Wilburn was with Humana Inc. where he held senior and executive positions in mergers and acquisitions, finance, planning, hospital operations, audit and investor relations. He is also a director of several private companies.

Jonathan D. Goldberg. Mr. Goldberg was elected a director in February 1997. Mr. Goldberg is the managing partner of the law firm of Goldberg and Simpson in Louisville, Kentucky and has served in that capacity since 1991.

W. Earl Reed, III. Mr. Reed was elected a director in November 2000. Since August 2005, Mr. Reed has served as Chief Executive Officer and and Chairman of the Board of LifeCare Holdings, Inc., a privately owned operator of 18 long-term hospitals. Before joining LifeCare, Mr. Reed served as Chief Executive Officer of The Allegro Group, a healthcare financial advisory firm that advises public and private healthcare organizations from 1998 to 2005. From May 2000 to December 2001, Mr. Reed served as Chairman, President and Chief Executive Officer of Rehab Designs of America Corporation, a private venture capital backed orthotics and prosthetics healthcare company, as part of a turnaround project. From 1987 to 1998, Mr. Reed was Chief Financial Officer and member of the board of directors of Vencor, Inc.

Henry M. Altman, Jr. Mr. Altman was elected a director in 2004. Mr. Altman retired in 2002 following over 40 years of experience in public accounting, most recently serving as the president and managing director of the Deming, Malone, Livesay & Ostroff CPA firm. He is currently the owner of Altman Consulting LLC, an independent business consulting firm. Mr. Altman currently serves on the boards of Jewish Hospital & St. Mary's HealthCare and University Medical Center in Louisville, Kentucky, and the American Hospital Association's Leadership Development Committee. He also serves on the boards of Louisville Medical Center Development Corporation and the Institute for Bioethics, Health Policy and Law. In 2001, Mr. Altman was presented with the inaugural Kentucky Hospital Association Health Care Governance Award.

Audit Committee of the Board of Directors

The Board has three standing committees: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. As described in its charter, the principal duties of the Audit Committee include appointing the Company's independent auditors, reviewing the scope of the audit, reviewing the corporate accounting practices and policies with the independent auditors, reviewing with the independent auditors their final report, reviewing with independent auditors overall accounting and financial controls and consulting with the independent auditors. A copy of the Audit Committee charter is attached to the 2005 proxy statement as an appendix. All of the members of the Audit Committee are "independent," as that term is defined under Rule 4200(a)(15) of the National Association of Securities Dealers' listing standards and meet the criteria for independence under the Sarbanes-Oxley Act of 2002 and the rules adopted by the Securities and Exchange Commission. The members of the Audit Committee are Messrs. Goldberg, Reed (Chair), and Wilburn. The Board has designated Reed as the "audit committee financial expert" within the meaning of the SEC rules.

Code of Ethics and Business Conduct

The Board has adopted a Code of Ethics and Business Conduct that applies to all its directors, officers and employees, including the principal executive and financial officers, the controller and the principal accounting officer of the Company. The Code of Ethics and Business Conduct is available in its entirety on the Company's website, www.almostfamily.com. The Company intends to post amendments to, or waivers from, its Code of Ethics and Business Conduct, if any, that apply to the principal executive and financial officers, the controller or the principal accounting officer on its website.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who beneficially own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of stock ownership and reports of changes in stock ownership and to provide the Company with copies of all such filed forms. Section 16(a) of the Securities Exchange Act of 1934 provides that any profit realized by an insider form any purchase and sale, or sale and purchase, of the Company's equity securities within less than six months must be disgorged to the Company. Based solely on its review of such copies or written representations from reporting persons, the Company believes that all Section 16(a) reports were filed on a timely basis during fiscal 2006.

ITEM 11.  EXECUTIVE COMPENSATION

The following Summary Compensation Table shows the compensation earned for the time period served as an executive officer during the last fiscal year by: (1) the President and Chief Executive Officer, (2) the Chief Financial Officer, and
(3) each of the three other highest compensated executive officers of the Company serving at December 31, 2006 (collectively, the "Named Executive Officers").

                           Summary Compensation Table

                                                                                               Change in
                                                                                               Pension Value &
                                                                                  Non-Equity   Nonqualified       All
                                                            Stock       Option  Incentive Plan Deferred           Other
Name and Principal                   Salary     Bonus       Awards      Awards  Compensation  Compensation     Compensation   Total
Position                  Year         ($)       ($)         ($)         ($)          ($)      Earnings ($)      ($)            ($)

---------------------------------- ------------- -------- ------------ --------- -------------- ---------------- -------------------

William B. Yarmuth
Chairman of the Board,
President & CEO          2006      375,481       0        0            0         390,000        0                938         766,419

C. Steven Guenthner
Sr. Vice President
Secretary/Treasurer
 & CFO                   2006      219,421       0        0            0         170,000        0                0          389,421

Patrick T. Lyles
Senior Vice President    2006      195,412       0        0            0         138,000        0                0          333,412

Anne T. Liechty
Senior Vice
President-Visiting
Nurse Operations         2006      156,379       0        0            0         150,000        0                1,016       307,395

David Pruitt
Vice President
In-HomePrograms          2006      119,890       0        0            0         9,017          0                0           128,907




   The following table provides information about equity and non-equity (MIP) awards granted to the Named Executive Officers in 2006.

                           Grants of Plan-Based Awards

------------------------------ ------------------------------------------- ----------------------------------------- -----------
                                Estimated Future                Estimated Future       All Other   All Other
                       Grant   Payouts Under Non-              Payouts Under Equity    Option      Option       Exercise  Full Grant
Name                   Date    Equity Incentive Plan           Incentive Plan Awards   Awards:     Awards:      or Base    Date Fair
                                 Awards (1)                                            Number of   Number of    Price of   Value of
                                                                                       Shares or   Securities    Option      Awards
                                                                                       Units (#)   Underlying    Awards
                                                                                                   Options (#)   ($/Sh)

                            Threshold  Target   Maximum     Threshold  Target  Maximum
                            ($)        ($)      ($)            (#)      (#)     (#)


William B. Yarmuth          122,031   244,063  366,094

C. Steven Guenthner          54,855   109,711  164,566

Patrick T. Lyles             43,968    87,935  131,903

Anne T. Liechty              62,552   125,103  187,655

David Pruitt                 23,978    47,956   71,934



(1) These amounts reflect the possible payouts for 2006 performance under the Company's annual cash incentive plan as described in the "Compensation Discussion and Analysis." Actual awards of 2006 performance has been disclosed in the "Summary Compensation Table" under the column "Non-Equity Incentive plan Compensation."

   The following table provides information on the stock option holdings as of
               December 31, 2006 for the Named Executive Officers

                  Outstanding Equity Awards at Fiscal Year-End


                                     Option Awards                                                       Stock Awards
-------------------- --------------------------------------------------------------------------------- -----------------------------
                                                                                                              Equity      Equity
Name                 Number of    Number of     Equity          Option     Option      Number of   Market     Incentive   Incentive
                     Securities   Securities    Incentive Plan  Exercise   Expiration  Shares or   Value of   Plan      Plan Awards:
                     Underlying   Underlying    Awards: Number  Price ($)  Date        Units of    Shares or  Awards:     Market or
                     Unexercised  Unexercised   of Securities                          Stock That  Units of   Number of   Payout
                     Options (#)  Options (#)   Underlying                             Have Not    Stock That Unearned    Value of
                     Exercisable  Unexercisable Unexercised                            Vested (#)  Have Not   Shares,     Unearned
                                                Unearned                                           Vested     Units or    Shares,
                                                Options (#)                                         ($)     Other Rights  Units or
                                                                                                              That Have    Other
                                                                                                              Not Vested   Rights
                                                                                                               ($)         That Have
                                                                                                                          Not Vested
                                                                                                                               ($)
William B. Yarmuth   182,516 (1)                                1.10       3/4/09
                     200,000 (2)                                2.13       2/3/11

C. Steven Guenthner  7,648 (1)                                  1.10       3/4/09
                     6,986 (1)                                  2.13       2/3/01
                     33,014 (2)                                 2.13       2/3/01

Patrick T. Lyles     33,896 (1)                                 1.32       11/19/07
                     20,000 (2)                                 2.13       2/3/01

Anne T. Liechty      0


David Pruitt         0


(1) Options granted pursuant to the Company's 1991 Plan. These options were exercised after December 31, 2006 and before the January 2007 effective date of the 2-for-1 stock split. Information is presented as if the options had been adjusted for the 2-for1 stock split.
(2) Options granted pursuant to the Company's 2000 Plan. On the effective date of the January 2007 2-for-1 stock split the number of shares were multiplied by two and the exercise price was divided by two.
         Information is presented as adjusted for the 2-for1 stock split.

                        Option Exercises and Stock Vested

 The following table provides information on the stock options exercised by the
                        Named Executive Officers in 2006



                                               Option Awards                                          Stock Awards
------------------------------------------------------------------------------------------------------------------------------------
Name                          Number of Shares     Value Realized on Exercise   Number of Shares    Value Realized on Vesting
                          Acquired on Exercise (#)            ($)               Acquired on Vesting          ($)
                                                                                      (#)

William B. Yarmuth                 17,484                     363,951                    0                  0

C. Steven Guenthner                32,352                     673,447                    0                  0

Patrick T. Lyles                   36,104                     750,215                    0                  0

Anne T. Liechty                    35,000                     357,419                    0                  0

David Pruitt                         0                           0                       0                  0



The Company has a year-to-year employment agreement with William B. Yarmuth, its Chairman of the Board, President and Chief Executive Officer. The agreement had an initial term of two years and provides that it will automatically be renewed for successive one-year terms. Either the Company or Mr. Yarmuth may terminate the agreement as of the last day of any renewal term by giving at least 60 days' prior written notice of termination. In addition, the Company may by decision of the Board of Directors terminate the agreement at any time by written notice to Mr. Yarmuth. Mr. Yarmuth is entitled to certain payments upon termination of employment with the Company. If Mr. Yarmuth's employment is terminated under either provision stated above, he would be entitled to a payment equal to two times the base salary earned by him during the preceding twelve months, payable within 30 days following termination. As of December 31, 2006, this amount would have been $750,962. If Mr. Yarmuth's employment is terminated by reason of his death or disability, he would be entitled to an amount equal to the excess of (i) 200% of his base salary over (ii) the present value of the disability payments to be received by him under any disability insurance policy maintained and paid for by the Corporation, if any, during the first two years in which such payments are to be received This amount is payable within 90 days following the date of his death or disability.

Following a "change of control," as defined in the employment agreement, if Mr. Yarmuth's employment with the Company is terminated for any reason (including cause, as defined) other than death or disability, he would be entitled to 290% of the base salary and bonus payments paid to him during the one-year period immediately preceding termination. This payment would be in a lump sum on the date of termination. As of December 31, 2006, this amount would have been $1,886,395. For purposes of the agreement, a "change of control" includes (i) any person's acquisition of 50% or more of the Company's common stock, (ii) 75% or more of the Company's directors being replaced, unless the current directors approved of the replacements, and (iii) stockholder approval of a merger or consolidation of the Company or its complete liquidation. If any of the above payments would be subject to excise taxes, then Mr. Yarmuth would be entitled to receive a payment for the purpose of assuring that he receive all compensation to which the excise tax applies absolutely net of the excise tax.

The agreement includes a covenant not to compete that prohibits Mr. Yarmuth from competing with the Company within any county of any state in which the Company was at the time of termination conducting business or had a bona fide plan to begin conducting business.

No other Named Executive Officer has termination or change in control arrangements.

Directors' Compensation
The following table summarizes compensation paid to non-employee directors for 2006. Mr. Yarmuth is the only employee director and he does not receive any additional compensation for his service on the board of directors.

                           Director Compensation Table

Name                 Fee Earned or     Stock                                                                      All
                        Paid in       Awards ($)  Option Awards       Non-Equity        Change in Pension         Other     Total
                       Cash ($)                        ($)         Incentive Plan          Value and          Compensation   ($)
                                                                    Compensation ($)   Nonqualified Deferred      ($)
                                                                                       Compensation Earnings
---------------------------------------------------- --------------------------------- ----------------------- --------------------

William B. Yarmuth            0               0            0

Steven B. Bing              8,000             0            0

Donald G. McClinton           0               0            0                                                      11,064

Tyree G. Wilburn           20,000             0            0

Jonathan D. Goldberg          0               0            0                                                      22,124

W. Earl Reed, III          18,000             0            0

Henry M. Altman, Jr.       10,000             0            0




During 2006, Directors who were not also employees of the Company were entitled to compensation at a rate of $2,000 for each Board meeting attended, $500 for each independently scheduled committee meeting attended, other than the Audit Committee, and $2,000 for each independently scheduled Audit Committee meeting attended. In addition, non-employee directors are eligible to receive stock options under the Almost Family, Inc. 2000 Stock Option Plan. During 2006, all directors attended at least 75% of all board and committee meeting meetings.

The Company has a Non-Employee Directors Deferred Compensation Plan which allows Directors to elect to receive fees for Board services in the form of shares of the Company's common stock. The Plan authorized 200,000 shares for such use. As of December 31, 2006, 113,681 shares have been allocated in deferred accounts, 8,622 have been issued to previous Directors and 77,697 remain available for future allocation. Allocated shares are to be issued to Directors when they cease to be Directors or upon a change in control. Directors' fees are expensed as incurred whether paid in cash or deferred into the Plan. Amounts shown in the column "All Other Compensation" above represent 2006 fees deferred into the Non-Employee Directors Deferred Compensation Plan by the respective directors.

In February 2007, the Company implemented the recommendations of Mercer regarding compensation of non-employee directors. As a result, the Company has targeted cash compensation between the 25th and 50th percentile of the peer group. For 2007, Directors will be compensated according to the following table:




 Annual retainer                                                $15,000

 Chairman of audit committee additional retainer                $7,500

 Chairman of compensation committee additional retainer         $5,000

 Meeting fee per board meeting attended                         $1,500

 Meeting fee per committee meeting attended                     $1,000

The Company also reimburses directors for the reasonable expenses they incur to attend board of directors, board committee and shareholder meetings. In addition, in 2007, the board approved an annual grant of options to purchase 4,500 shares of common stock to each non-employee director, which have an exercise price equal to fair market value (as defined below) on date of grant, the Option shall be exercisable with respect to 25% of the shares on the first anniversary of the Grant Date, and with respect to an additional 25% on each subsequent anniversary of the Grant Date until the Option is fully vested on the fourth anniversary of the Grant Date The 2007 grant to each of the six non-employee directors was made on February 12, 2007. The options have an exercise price of $19.40, which was the last reported trade (fair market value) of our stock on the date of grant.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee of the Board is comprised of Messrs. Bing, Goldberg, McClinton, Reed and Wilburn, each a non-employee director of the Company. None of our executive officers serve on the Compensation Committee or board of directors of any other company of which any members of our Compensation Committee or any of our directors is an executive officer.

                      COMPENSATION DISCUSSION AND ANALYSIS
Overview
The Company's executive compensation program is designed to (1) motivate and retain executive officers, (2) award the achievement of short-term and long-term performance goals, (3) establish an appropriate relationship between executive pay and short-term and long-term performance and (4) align executive officers' interests with those of the Company's shareholders. The primary elements of the Company's compensation program are base salary, annual cash incentive awards and equity-based compensation. The Company believes that each element supports one or more of the objectives of the Company's compensation program and provides sufficient flexibility to the Compensation Committee (the "Committee") to structure future awards to address new issues and challenges facing the Company. The Company's executive compensation program attempts to target total direct compensation for the Named Executive Officers (as defined herein) between the 50th and 75th percentiles of the healthcare industry, depending upon the individual performance of the Named Executive Officer, his level of responsibility, and the performance of the Company. The Company believes that this range of compensation allows it to attract and retain qualified and experienced healthcare executives.

Performance Measures
The primary elements of the Company's executive compensation program are designed to promote the achievement of financial operating goals established by the Committee and to increase shareholder value. The Company uses a cash incentive plan providing annual short-term incentives for achievement of goals. These plans provide certain of the Named Executive Officers with the opportunity to earn cash awards for achieving financial operating goals primarily related to targeted levels of earnings per share. The Company believes that this measure is generally used by investors to value the Company's Common Stock.

The equity-based component of the Company's executive compensation program is designed to incentivize the Named Executive Officers to increase the value of the Company's Common Stock. As such, equity-based compensation directly links the total direct compensation of the Named Executive Officers to increases in stock price appreciation and shareholder value.

The Executive Compensation Process
The Committee is comprised of five directors, each of whom is independent as defined under the NASDAQ listing standards and qualifies as an outside director within the meaning of Section 162(m) of the Code and a non-employee director within the meaning of Rule 16b-3 under the Exchange Act. The Committee meets periodically to review and oversee the Company's executive compensation program. The Committee makes all compensation decisions regarding the top three Named Executive Officers but has typically delegated to the CEO subject to the committee's review, compensation decisions regarding the remaining Named Executive Officers. On an annual basis, the Committee reviews base salaries and incentive compensation targets for the Named Executive Officers, for the upcoming fiscal year. At this time, the Committee also determines whether performance targets under each of the cash incentive plans were achieved for the prior fiscal year.

During 2006, the Company engaged Mercer Human Resources Consulting ("Mercer"), a global human resources consulting firm, to assist management and the Committee in evaluating the Company's executive compensation program. Mercer assisted the Company by reviewing the Company's executive compensation strategy and providing compensation benchmarks to the Committee for each Named Executive Officer, including comparisons of base salary, cash incentives and equity-based compensation. Mercer also provided the Committee with other relevant market data and alternatives to consider when making compensation decisions for the Named Executive Officers. The Company from time to time uses Mercer for various other employee benefit matters.

The 2006 base salaries for the Named Executive Officers were increased in February 2006. The 2006 performance targets under the Company's short-term cash incentive plan were established in February 2006. As discussed below, the awards under these plans are formulaic, based upon the achievement of financial operating goals established by the Committee. Nevertheless, the Committee retains the discretion to increase or decrease cash incentive awards for unforeseen events or circumstances, including restatements to the Company's financial statements.

The Committee made no grants of equity-based awards to the Named Executive Officers from 2002 through 2006 although the Committee did not make grants of equity-based awards in 2007. The Committee may grant equity-based awards on a periodic basis, particularly in connection with promotions, exceptional performance or changes in a Named Executive Officer's level of responsibility. The Committee currently plans to consider whether additional grants are appropriate on an annual basis in conjunction with its review and approval of annual salaries, short-term cash incentives and financial operating goals.

During 2006, the Committee compared each element of compensation for the Named Executive Officers against a peer group of companies in the healthcare industry. For 2006, the Company used the following companies for compensation benchmarking purposes: 1) its publicly reported industry peer group: Amedisys, Inc., Gentiva Health Services, Inc., National Home Health Care, LHC Group Inc., and 2) a health care industry survey group compiled by Mercer so that market conditions can also be appropriately considered. These peer groups may be periodically reviewed and updated by the Committee based upon recommendations from Mercer. The Committee believes these peer companies compete for executives with similar talents and expertise to those of the Named Executive Officers.

From December 2006 through February 2007, the Committee conducted its annual executive compensation review process. During this time, the Committee reviewed and established base salaries for the top three Named Executive Officers for 2007. Messrs. Yarmuth, Guenthner, Lyles and Pruitt each received a base salary increase of 4% for a standard cost of living increase effective March 1, 2007 to $411,000. Ms. Liechty received a higher base salary increase of 9% in recognition of her performance during 2006. In February 2007, the Committee determined which performance targets were achieved in 2006 by the Named Executive Officers under the annual cash incentive plan. In addition, in February 2007, the Committee considered and approved an award of stock options to the Named Executive Officers. These shares will vest in four equal annual installments beginning on the first anniversary of the date of grant.

Components of Executive Compensation
The Company's executive compensation program uses the following elements to structure the total direct compensation for the Named Executive Officers:
       o   base salary;
       o   annual cash incentives; and
       o   equity-based incentive compensation

The Company believes that the combination of these elements enables the Committee to award competitive total direct compensation between the 50th and 75th percentiles in the healthcare industry.

The Committee does not have a pre-established policy for the allocation between fixed compensation, such as base salary, and variable or "at risk" compensation, such as short-term cash incentives and equity. However, the Committee places a significant portion of total direct compensation for the Named Executive Officers at risk. At risk compensation under the Company's cash incentive plans incentivizes the Named Executive Officers to reach or exceed desired financial operating goals. Moreover, at risk compensation under the Company's equity incentive plans incentivizes the Named Executive Officers since the full benefit of equity-based compensation cannot be realized unless the Named Executive Officers are able to grow the value of the Common Stock over several years.

The Committee generally structures base salaries to be within the range of the 50th percentile to the 75th percentile of the healthcare industry. The Company's annual short-term plan provides certain of the Named Executive Officers with the ability to achieve significant additional cash compensation, typically above the median level of the peer group for such awards. The Named Executive Officers have been awarded equity-based compensation below the median level of the peer group.

Base Salary
Base salaries are provided to the Named Executive Officers to compensate them for their services performed during the year. The base salary for each Named Executive Officer is determined annually by the Committee following a review of each individual executive officer's performance, changes in executive officer responsibility, relevant comparable industry data, an assessment of overall Company performance, and general market salary increases for all employees. As noted above, the Committee generally structures base salaries to be in the range of the 50th to 75th percentile of its peer group. Salary adjustments also may be considered in connection with promotions or other changes in job responsibility. As part of its 2006 analysis, the Committee considers salary comparisons prepared by Mercer to determine if base salaries for the Named Executive Officers are competitive with similarly situated executives in the peer group and the healthcare industry generally. The Chief Executive Officer also makes recommendations on base salaries for the other Named Executive Officers.

For 2006, the base salaries of the Named Executive Officers were increased from the prior year by the following percentages: Mr. Yarmuth-- 58%; Mr. Guenthner -- 27%; Mr. Lyles-- 40%; Ms. Liechty-- 3%; and Mr. Pruitt-- 3%. The increases provided to Messrs. Yarmuth, Guenthner and Lyles were primarily based on their 2005 performance and the Committee's desire to move their base salary closer to the 75th percentile of the peer group. Prior to this increase, Mr. Yarmuth's base salary had been $250,000 in each of the preceding five years. The increases for Ms. Liechty and Mr. Pruitt were based on standard cost of living adjustment.

While certain aspects of performance of the Named Executive Officers can be measured in financial operating metrics, the Committee also evaluates the Named Executive Officers in other performance areas that are more subjective. These areas include the success of the Named Executive Officer in developing and executing the Company's strategic objectives, capitalizing on growth opportunities, addressing significant challenges affecting the Company, developing key employees and exercising leadership.

Cash Incentives
Under the Company's executive compensation program, a significant portion of total cash compensation for the Named Executive Officers is subject to the attainment of measurable financial operating goals. This approach creates a direct incentive for the Named Executive Officers to achieve pre-established performance objectives and places a significant percentage of each Named Executive Officer's total direct compensation at risk.

The Company maintains an annual cash incentive plan under which the Committee establishes annual financial operating goals for the Company's key employees, including the Named Executive Officers. For 2006, the financial objectives for the participating Named Executive Officers were based upon achieving targeted levels of earnings per share. Annual cash bonuses under the annual cash incentive plan are based upon a percentage of the participating Named Executive Officer's base salary. No awards are granted under the annual cash incentive plan until certain minimum levels of performance are achieved. The minimum awards available for 2006 for the participating Named Executive Officers varied based on the position ranging from 20% to 33% of their respective base salaries. Target awards for the participating Named Executive Officers under the annual cash incentive plan for 2006 varied based on the position ranging from 40% to 65% of their respective base salaries. The annual cash incentive plan also provides additional compensation above the target award level for performance exceeding the target goals. The maximum awards available for 2006 for the participating Named Executive Officers varied based on the position ranging from 60% to 98% of their respective base salaries.

Based upon the financial operating goals achieved in 2006, the Committee made annual cash awards to the following Named Executive Officers equal to the following percentages of their base salaries under the annual cash incentive plan: Mr. Yarmuth-- 98%; Mr. Guenthner-- 75%; Mr. Lyles-- 68%; Ms. Liechty-- 98%, and Mr. Pruitt-- 8%.

Equity-Based Compensation
Although no awards were made in 2006, the Committee granted equity-based awards in 2007 and plans to use equity-based compensation as a key component of its overall executive compensation strategy in the future. Such awards provide a direct and long-term link between the results achieved for the Company's shareholders and the total direct compensation provided to the Named Executive Officers. Stock-based compensation is designed to retain the Named Executive Officers through time-based vesting conditions and to motivate them to enhance the value of the Common Stock by aligning the financial interests of the Named Executive Officers with those of the Company's shareholders. Equity-based compensation also provides an effective incentive for management to create shareholder value over several years since the full benefit of this element of compensation is primarily realized as a result of the appreciation in the price of the Common Stock.

The Company does not currently have a security ownership policy for its Named Executive Officers or its Directors. The Committee generally does not take into consideration equity awards granted in previous years when evaluating awards for the current year.

Stock options are awarded at the closing price of the Company's Common Stock on the NASDAQ on the date of grant. The Committee does not grant options with an exercise price that is less than the closing price of the Common Stock on the NASDAQ on the grant date (fair market value) and it does not grant stock options that are priced on a date other than the grant date.

The amount of equity awarded to the Named Executive Officers is based upon a number of factors. First, the Committee considers an overall assessment of the Company's performance and the equity granting practices of other companies in the healthcare industry and its peer group. In addition, the Committee considers information prepared by Mercer with respect to the equity awards and considers the relative costs. Based on this assessment, the Committee then establishes an aggregate pool of potential equity awards for all participants in the equity-based incentive plan, including the Named Executive Officers.

The Committee considers the overall performance of the Named Executive Officer and his or her actual and potential contribution to the Company's growth and long-term performance in determining individual awards. In addition, the Committee considers benchmarks from the peer group in evaluating potential awards to the Named Executive Officers. The Chief Executive Officer also provides an assessment of the overall level of performance for the other Named Executive Officers. The assessment of actual and potential contribution is based upon the Committee's subjective evaluation of each Named Executive Officer. Based on these assessments, the Committee determines the actual award for each Named Executive Officer.

Section 401(k) Plan and Other Perquisites and Benefits
The Company maintains a Section 401(k) plan (the "401(k) Plan") that is a tax-qualified defined contribution retirement savings plan under which all eligible employees may contribute up to the limit prescribed by the IRS, on a pre-tax basis. The Named Executive Officers are eligible to contribute on a pre-tax basis at a discretionary level, which varies annually based upon results of the Plan's prior year non-discrimination testing. After one year of service, the Company matches 25% of the first 5% of pay that a participant contributes to the 401(k) Plan and may also provide additional profit sharing contributions based upon the Company's achievement of financial goals established by the Committee. All employee contributions to the 401(k) Plan are fully vested upon contribution and the Company's matching contribution vests in full immediately once the employee has three years of service. Contributions to the 401(k) Plan by the Named Executive Officers are usually limited by IRS rules.

Employment and Other Agreements
The Company has a year-to-year employment agreement with William B. Yarmuth, its Chairman of the Board, President and Chief Executive Officer. The agreement includes a covenant not to compete for a period of two years following Mr. Yarmuth's termination as an employee of the Company and potential termination payments to Mr. Yarmuth of two times his then current annual salary. The Company has no other employment agreements.

Executive Compensation Tax Deductibility
Section 162(m) of the Code generally provides that the compensation paid by publicly held corporations to the chief executive officer and the four most highly paid senior executive officers in excess of $1,000,000 per executive will be deductible by the Company only if paid pursuant to qualifying performance-based compensation plans approved by shareholders of the Company. Compensation as defined by the Code includes, among other things, base salary, incentive compensation and gains on stock options and restricted Common Stock. Although the Company currently attempts to structure all incentive compensation to be deductible for federal income tax purposes, the Company's primary policy is to maximize the effectiveness of the Company's executive compensation program. In that regard, the Committee intends to remain flexible to take actions which are deemed to be in the best interests of the Company and its shareholders. Such actions have not always qualified for tax deductibility under the Code and may not do so in the future.

Beginning on January 1, 2006, the Company began accounting for equity-based incentive compensation in accordance with the requirements of Statement of Financial Accounting Standards No. 123 (revised 2004) ("SFAS 123R").

                      REPORT OF THE COMPENSATION COMMITTEE

The Compensation Committee of the Board is composed entirely of independent directors satisfying the requirements of the NASDAQ listing standards. The Committee is composed of Messrs. Jonathan D. Goldberg (Chairman), Steven B.
Bing, Donald G. McClinton, W. Earl Reed, III & Tyree G. Wilburn. The Compensation Committee is responsible for establishing and administering the policies and programs that govern both annual cash compensation and stock-based incentive compensation plans for the executive officers of the Company.

The Compensation Committee has reviewed and discussed the "Compensation Discussion and Analysis" section with management. Based upon the foregoing review and discussion with management, the Compensation Committee recommended to the Board that the "Compensation Discussion and Analysis" section be included in this Form 10-K/A.

All members of the Compensation Committee of the Company listed below submit the foregoing report.

                                                  COMPENSATION COMMITTEE


                                                  Jonathan D. Goldberg, Chairman
                                                  Steven B. Bing
                                                  Donald G. McClinton
                                                  W. Earl Reed, III
                                                  Tyree G. Wilburn



ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS


                                     Shares of Common Stock Beneficially Owned as of March 31, 2007 (1)
                                       --------------------------------------------------------------
                                                      Amount and Nature of                      Percent of
Directors and Executive Officers                      Beneficial Ownership                       Class



William B. Yarmuth                                     598,294                  (2)                11.0%
  9510 Ormsby Station Road, Suite 300
  Louisville, KY  40223

C. Steven Guenthner                                    176,570                  (3)                3.2%

Steven B. Bing                                         680                                          *

Donald G. McClinton                                    94,182                   (4)                1.7%

Tyree G. Wilburn                                       51,000                   (5)                0.9%

Jonathan D. Goldberg                                   81,970                   (6)                1.5%

W. Earl Reed, III                                      144,554                  (7)                2.6%

Henry M. Altman, Jr.                                   15,000                   (8)                 *

Patrick T. Lyles                                       76,712                   (9)                1.4%

Anne T. Liechty                                        23,305                                      0.4%

David Pruitt                                           0                                            *

Directors and Named Executive Officers as a Group   1,189,831                  (10)               25.1%
 as a Group (12 persons)
Other Five Percent Beneficial Owners

Banque Carnegie Luxembourg S.A.                       441,540                  (11)               8.2%
Carnegie Fund Management Company, S.A.
Centre Europe
5, Place de la Gare
L--1616 Luxembourg
Grand-Duchy of Luxemborg

Yarmuth Family Limited Partnership                    262,232                  (12)               5.8%
9510 Ormsby Station Road, Suite 300
Louisville, KY  40223
David T. Russell                                      355,244                                     6.6%
1414 Greenfield Avenue, Apt. 302
Los Angeles, CA 90025

Healthinvest Partners AB                              410,552                  (13)               7.6%


* Represents less than 1% of class.

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

(2) Includes 5,924 shares as to which Mr. Yarmuth shares voting and investment power pursuant to a family trust.

(3)      Includes 33,014 shares subject to currently exercisable options.

(4) Includes 16,000 shares subject to currently exercisable options and 29,182 phantom shares within the Non-Employee Directors Deferred Compensation Plan.

(5)      Includes 16,000 shares subject to currently exercisable options.

(6) Includes 45,970 phantom shares within the Non-Employee Directors Deferred Compensation Plan.

(7) Includes 32,000 shares subject to currently exercisable options and 12,554 phantom shares within the Non-Employee Directors Deferred Compensation Plan.

(8)      Includes 15,000 shares subject to currently exercisable options.

(9)      Includes 20,000 shares subject to currently exercisable options.

(10) Includes currently exercisable options held by all directors and executive officers as a group to purchase 363,000 shares of Common Stock and 56,164 phantom shares held by Non-Employee Directors within the Non-Employee Directors Deferred Compensation Plan.

(11) Based upon a Schedule 13G filed with the Commission as of December 31, 2006, Banque Carnegie Luxembourg, S.A., Carnegie Fund Management Company, S.A., Carnegie Investment Bank, AB and D. Carnegie & Co. AB have shared voting and/or dispositive power with respect to 220,770 shares of Common Stock.

(12)     Robert N. Yarmuth is the general partner and is the brother of William
         B. Yarmuth.

(13) Based on a Schedule 13G/A filed with the Commission as of December 31, 2006, Healthinvest Partners AB and HealthInvest Global Long/Short Fund have shared voting and/or dispositive power with respect to 205,276 shares of Common Stock.

Equity Compensation Plans

As of December 31, 2006, shares of common stock authorized for issuance under our equity compensation plans are summarized in the following table. See note 7 to the consolidated financial statements for a description of the plans. The table below is furnished pursuant to item 12.



                                        Shares to Be Issued Upon          Weighted-Average           Shares Available for Future
                     Plan Category             Exercise                Option Exercise Price                  Grants
                     --------------     --------------------------     ------------------------     ------------------------------

Plans approved by shareholders                   614,060               $          1.83                          831,986
Plans not approved by shareholders                     -                             -                                -
                                        --------------------------     ------------------------     ------------------------------

Total                                            614,060               $          1.83                          831,986
                                        ==========================     ========================     ==============================


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
           INDEPENDENCE

None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to the Independent Auditors

Audit Fees

               Ernst & Young LLP charged to the Company an aggregate amount of $189,000 and $216,000 for professional services rendered for fiscal year 2006 and fiscal year 2005, respectively, for the audit of the Company's annual financial statements, the reviews of the Company's financial statements included in the Company's reports on Form 10-Q, and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

               Ernst & Young LLP charged to the Company an aggregate amount of $17,000 and $14,000 for assurance and related services rendered for fiscal year 2006 and fiscal year 2005, respectively, that are primarily related to the audit of the Company's 401k employee benefit plan.

Tax Fees

               Ernst & Young LLP charged to the Company an aggregate amount of $178,000 and $67,000 for professional services rendered for fiscal year 2006 and fiscal year 2005, respectively, for tax compliance, tax advice, and tax planning.

All Other Fees

               There were no other services or fees provided by Ernst & Young LLP in 2006 and 2005.

Pre-Approval Policies and Procedures

               During fiscal year 2006, the Audit Committee approved all audit, audit-related and non-audit services provided to the Company by Ernst & Young LLP before management engaged the auditor for those purposes. The Audit Committee's current practice is to consider for pre-approval all audit, audit-related, tax and non-audit services proposed to be provided by our independent auditors for the fiscal year.


ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

      a)

      1. and 2. No financial statements or schedules are filed with this report on Form 10-K/A.

      3. Exhibits

      A list of the exhibits filed or furnished with this report on Form 10-K/A is provided in the Exhibit Index beginning on page 22 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALMOST FAMILY, INC.
April 30, 2007

/S/ William B. Yarmuth                 April 30, 2007
    -------------------
    William B. Yarmuth
    Chairman, President and Chief Executive Officer

/S/ C. Steven Guenthner                April 30, 2007
    -------------------
    C. Steven Guenthner
    Senior Vice President and Chief Financial Officer
    (Principal Financial and Accounting Officer)

               EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

               Exhibits required to be filed by Item 601 of Regulation S-K, and by Item 15 I below:

    Number            Description of Exhibit                 Page Number

       31.1*      Certification of Chief Executive Officer          23
                  pursuant to Rule 13a-14(a)
                  and Rule 15d-14(a) of the Securities
                  Exchange Act, as amended.

       31.2*      Certification of Chief Financial Officer
                  pursuant to Rule 13a-14(a) and                    24
                  Rule 15d-14(a) of the Securities Exchange
                  Act, as amended.


*Denotes filed herein.