Form 10-Q
period 2007-03-31
ALMOST FAMILY INC
filed 2007-05-15
CIK 799231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from ___________to____________

Commission file number 001-09848

ALMOST FAMILY, INC. TM

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-1153720 (IRS Employer Identification No.)

                9510 Ormsby Station Road, Suite 300, Louisville, KY 40223

(Address of principal executive offices)

(502) 891-1000

(Registrant’s telephone number, including area code)

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

Yes ☒ No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock $.10 par value

Shares outstanding at May 14, 2007 5,415,636

ALMOST FAMILY, INC. AND SUBSIDIARIES

FORM 10-Q

Item 1.	Legal Proceedings	24
Item 1A.	Risk Factor	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4	Submission of Matters to a Vote of Security Holders	24
Item 5.	Other Information	25
Item 6.	Exhibits	25

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2007	December 31, 2006

	(UNAUDITED)
CURRENT ASSETS:
Cash and cash equivalents	$433,301	$4,125,592
Accounts receivable – net	14,211,655	12,781,866
Prepaid expenses and other current assets	541,147	855,021
Deferred tax assets	1,348,921	1,535,639
TOTAL CURRENT ASSETS	$16,535,024	$19,298,118

PROPERTY AND EQUIPMENT – NET	1,512,200	1,516,856

GOODWILL AND OTHER INTANGIBLE ASSETS	32,604,810	32,094,317

DEFERRED TAX ASSETS	121,594	290,647

OTHER ASSETS	207,886	195,555
	$50,981,514	$53,395,493

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable		$4,349,182		$3,545,991
Accrued other liabilities		5,621,798		6,267,796
Current portion – capital leases and notes payable		1,493,355		2,321,675
TOTAL CURRENT LIABILITIES		11,464,335		12,135,462
	$		$
LONG-TERM LIABILITIES:
Revolving credit facility		8,022,172		8,465,935
Capital leases		84,974		113,891
Notes payable		4,540,000		4,540,000
Other liabilities		416,939		400,296
TOTAL LONG-TERM LIABILITIES		13,064,085		13,520,122
TOTAL LIABILITIES		24,528,420		25,655,584

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.05; authorized 2,000,000 shares; none issued or outstanding		-		-
Common stock, par value $0.10; authorized 10,000,000 shares; 7,524,120 and 7,357,620 issued and outstanding		765,462		735,762
Treasury stock, at cost, 2,249,066 shares and 2,245,974 shares		(8,203,187)		(8,200,095)
Additional paid-in capital		27,087,981		30,067,696
Retained earnings		6,802,838		5,136,546
TOTAL STOCKHOLDERS’ EQUITY		26,453,094		27,739,909
		$50,981,514		$53,395,493

See accompanying Notes to Consolidated Financial Statements

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

Three months ended
March 31, 2007	March 31, 2006

Net service revenues	$31,949,314	$20,511,323
Cost of service revenue (excluding amortization and depreciation)	15,568,186	10,692,395
Gross margin	16,381,128	9,818,928
General and administrative expenses:
Salaries and benefits	8,950,175	5,681,176
Other	4,319,764	2,664,560
Total general and administrative expenses:	13,269,939	8,345,736
Operating income	3,111,189	1,473,192
Interest income (expense)	(255,708)	37,999
Income from continuing operations before income taxes	2,855,481	1,511,191
Income tax expense	(1,139,313)	(583,541)
Net income from continuing operations	1,716,168	927,650

Discontinued operations, net of tax of $ 32,700 and $ 53,649:	(49,876)	(81,987)
Net income	$1,666,292	$845,663

Per share amounts-basic:
Average shares outstanding	5,400,508	4,818,104
Income from continuing operations	$0.32	$0.19
Loss from discontinued operations	(0.01)	(0.02)
Net income	$0.31	$0.18

Per share amounts-diluted:
Average shares outstanding	5,601,807	5,299,298
Income from continuing operations	$0.31	$0.18
Loss from discontinued operations	(0.01)	(0.02)
Net income	$0. 30	$0.16

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

Three months ended
	March 31, 2007	March 31, 2006

Cash flows from operating activities:
Net income	$1,666,292	$845,663
Loss from discontinued operations	(49,876)	(81,987)
Income from continuing operations	1,716,168	927,650
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	211,966	277,384
Provision for uncollectible accounts	273,923	102,370
Stock-based compensation	71,874	-
Deferred income taxes	355,771	(148,980)
	$2,629,702	$1,158,424
Change in certain net assets, net of the effects of acquisitions:
(Increase) decrease in:
Accounts receivable	(1,703,712)	293,234
Prepaid expenses and other current assets	313,874	244,775
Other assets	(12,331)	(13,598)
Increase (decrease) in:
Accounts payable and accrued expenses	142,063	(147,887)
Net cash provided by operating activities	$1,369,596	$1,534,948

Cash flows from investing activities:
Capital expenditures	(165,225)	(90,513)
Acquisitions, net of cash acquired	(520,805)	-
Net cash used in investing activities	$(686,030)	$(90,513)

Cash flows from financing activities:
Net revolving credit facility repayments	(443,764)	-
Proceeds from stock option exercises	101,947	26,250
Purchase of common stock in connection with option exercises	(3,804,883)	-
Tax benefit from non-qualified stock option exercises	677,954	52,700
Principal payments on capital leases and notes payable	(857,236)	(21,235)
Net cash used in financing activities	$(4,325,981)	$57,715

Cash flows from discontinued operations:
Operating activities	(49,876)	(81,987)
Investing activities	-	(7,254)
Financing activities	-	-
Net cash used in discontinued operations	(49,876)	(89,241)
Net increase / (decrease) in cash and cash equivalents	(3,692,291)	1,412,909

Cash and cash equivalents at beginning of period	4,125,592	6,188,321
Cash and cash equivalents at end of period	$433,301	$7,601,230

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements for the three months ended March 31, 2007 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. Accordingly, the reader of this Form 10-Q is referred to our Form 10-K for the year ended December 31, 2006 for further information. In the opinion of management of Almost Family Inc., (the Company), the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position at March 31, 2007 and the results of operations and cash flows for the three months ended March 31, 2007 and 2006.

The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the operating results for the year.

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

Financial Statement Reclassifications

Certain amounts have been reclassified in the March 2006 consolidated financial statements and related notes in order to conform to the 2007 presentation. Such reclassifications had no effect on previously reported net income.

Stock Split

All share and per share information in the accompanying financial statements and the notes thereto, and otherwise in this report, have been adjusted to give effect to the 2-for-1 split in the form of a dividend completed in January 2007.

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

The Company has two reportable segments, Visiting Nurse (VN) and Personal Care (PC). Reportable segments have been identified based upon how management has organized the business by services provided to customers and the criteria in Statements of Financial Accounting Standards (SFAS) 131, “Disclosures about Segments of an Enterprise and Related Information.”

The Company’s VN segment provides skilled medical services in patients’ homes largely to enable recipients to reduce or avoid periods of hospitalization and/or nursing home care. VN Medicare revenues are generated on a per episode basis rather than a fee per visit or day of care. Approximately 94% of the VN segment revenues are generated from the Medicare program while the balance is generated from Medicaid and private insurance programs.

As noted in our Form 10-K for the year ended December 31, 2006, our Visiting Nurse segment operations located in Florida normally experience higher admissions during the March quarter than in the other quarters due to seasonal population fluctuations.

The Company’s PC segment services are also provided in patients’ homes. These services (generally provided by paraprofessional staff such as home health aides) are generally of a custodial rather than skilled nature. PC revenues are generated on an hourly basis. Approximately 71% of the PC segment revenues are generated from Medicaid and other government programs while the balance is generated from insurance programs and private pay patients.

Certain general and administrative expenses incurred at the corporate level have not been allocated to the segments. The Company has service locations in Florida, Kentucky, Ohio, Connecticut, Massachusetts, Alabama, Illinois and Missouri (in order of revenue significance).

	Three months ended March 31,
	2007	2008
Net Revenues
Home Health Care
Visiting nurses	$23,128,674	$11,943,043
Personal care	8,820,640	8,568,280
	$31,949,314	$20,511,323
Operating Income
Home Health Care
Visiting nurses	$4,488,865	$2,032,199
Personal care	497,953	568,927
Unallocated corporate expenses	4,986,818	2,601,126
Operating income	1,875,629	1,127,934
	3,111,189	1,473,192

4.	Capitalized Software Development Costs

Consistent with AICPA Statement of Position 98-1, the Company capitalizes the cost of internally generated computer software developed for the Company’s own use. Software development costs of approximately $19,000 and $35,000 were capitalized in the three months ended March 31, 2007 and 2006, respectively. Capitalized software development costs are amortized over a three-year period following the initial implementation of the software.

5.	Revolving Credit Facility

The Company has a $22.5 million credit facility with JP Morgan Chase Bank, NA (successor by merger to Bank One, NA), as amended August 11, 2005, with an expiration date of September 30, 2008. The credit facility bears interest at the bank’s prime rate plus a margin (ranging from -0.75% to -0.25%, currently -0.75%) dependent upon total leverage and is secured by substantially all assets and the stock of the Company’s subsidiaries. The weighted average interest rates were 7.50% and 5.27% for the quarters ended March 31, 2007 and 2006, respectively. The Company pays a commitment fee of 0.25% per annum on the unused facility balance. Borrowings are available equal to the greater of: a) a multiple of four times earnings before interest, taxes, depreciation and amortization (As Defined EBITDA) or b) an asset based formula, primarily based on accounts receivable. “As Defined EBITDA” of acquired operations, up to 50% of base “As Defined EBITDA,” may be included in the availability calculations. Borrowings under the facility may be used for working capital, capital expenditures, acquisitions, development and growth of the business and other corporate purposes. As of March 31, 2007, the formula permitted approximately $22.5 million to be used, of which $8.0 million was outstanding. The Company has irrevocable letters of credit, totaling $2.6 million outstanding in connection with its self-insurance programs. Thus, a total of $11.9 million was available for use at March 31, 2007. The Company’s revolving credit facility is subject to various financial covenants. As of March 31, 2007, the Company was in compliance with the covenants. Under the most restrictive of its covenants, the Company is required to maintain minimum net worth of at least $10.5 million.

6.	Stock-Based Compensation

On February 12, 2007, the Company issued stock options for 178,000 shares at a strike price of $19.40 (fair market value on the date of grant) to directors, members of management and employees under existing plans. Stock option grant date fair values are determined at the date of grant using a Black-Scholes option pricing model. The grants issued will vest over four years, with an expiration date of February 11, 2017.

Changes in option shares outstanding are summarized as follows:

	Shares	Wtd. Avg Ex. Price
December 31, 2006	614,060	$1.83

Granted	178,000	19.40
Exercised	(297,008)	2.98
Terminated	(170,038)	3.57
March 31, 2007	325,014	11.78

7.	Earnings Per Common Share

There were no adjustments required to be made to net income for purposes of computing basic and diluted earnings per common share. A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted earnings per common share is as follows:

Three months ended March 31,
	2007	2006
Shares used to compute basic earnings per common share – weighted average shares outstanding	5,400,508	4,818,104
Dilutive effect of stock options	201,299	481,194
Shares used to compute diluted earnings per common share	5,601,807	5,299,298

8.	Commitments and Contingencies

Insurance Programs

The Company bears significant insurance risk under its large-deductible workers’ compensation insurance program and its self-insured employee health program. Under the workers’ compensation insurance program, the Company bears risk up to $250,000 per incident. The Company purchases stop-loss insurance for the employee health plan that places a specific limit, generally $100,000, on its exposure for any individual covered life.

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against the Company by various claimants. The claims are in various stages of processing and some may ultimately be brought to trial. The Company is aware of incidents that have occurred through March 31, 2007 that may result in the assertion of additional claims. The Company carries insurance coverage for this exposure; however, its deductible per claim increased effective July 21, 2005 from $250,000 to $500,000.

The Company records estimated liabilities for its insurance programs based on information provided by the third-party plan administrators, historical claims experience, the life cycle of claims, expected costs of claims incurred but not paid, and expected costs to settle unpaid claims. The Company monitors its estimated insurance-related liabilities on a monthly basis. As facts change, it may become necessary to make adjustments that could be material to the Company’s results of operations and financial condition.

Total premiums, excluding the Company’s exposure to claims and deductibles, for all its non-health insurance programs were approximately $1.2 million for the contract year ending March 31, 2007. On March 31, 2007, the Company completed its renewal for the contract year ending March 31, 2008 with total estimated premiums of $1.1 million. Under the workers’ compensation insurance program, the Company will bear risk up to $400,000 and the malpractice and general patient liability claims deductible will be decreased to zero. The employee health plan had no changes to the current coverage.

Legal Proceedings

The Company is currently, and from time to time, subject to claims and suits arising in the ordinary course of its business, including claims for damages for personal injuries. In the opinion of management, the ultimate resolution of any of these pending claims and legal proceedings will not have a material effect on the Company’s financial position or results of operations.

9.         Acquisitions

On January 15, 2007, the Company acquired the fixed assets and business operations of a Medicare-certified home health agency with two branches located in Jacksonville, Florida. The total purchase price of $600,000 was paid in cash. The Company assumed employee paid-time-off liabilities of approximately $32,000 and fixed assets of approximately $19,000. The cash portion of the transaction was funded from borrowings available on the Company’s existing senior credit facility with JP Morgan Chase Bank, NA. The acquired operations generated net revenues of approximately $1.3 million in the year ended December 31, 2006.

On December 3, 2006, the Company acquired all the Medicare-certified home health agencies owned and operated by Mederi, Inc., located in Coconut Grove, Florida. The total purchase price of $20.4 million was paid $11.7 million in cash, approximately $3 million or 100,000 shares of Almost Family common stock (restricted) with the $4 million balance in the form of two notes payable bearing interest at 6% payable quarterly with the principal due in a balloon payment two years from the closing date. The Company assumed employee paid-time-off liabilities of approximately $397,000 and a Medicare liability of approximately $1.3 million. Additional consideration of up to $5.5 million in cash may be paid to the seller contingent primarily upon the achievement of certain revenue targets in the two years following the closing. The cash portion of the transaction was funded from borrowings available on the Company’s existing senior credit facility with JP Morgan Chase Bank, NA. The acquired operations generated net revenues of approximately $23.8 million in the year ended June 30, 2006. The Mederi acquisition significantly expands the Company’s presence and penetration in the state of Florida and gives the Company new market presence in the states of Missouri and Illinois.

10.	Income Taxes

The Company has adopted the provisions of Financial Accounting Standards Board (“FASB”) interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (FIN 48), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprises financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on the Company’s evaluation, it has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The evaluation was performed for the tax years ended December 31, 2003, 2004, 2005, and 2006. For federal tax purposes, the Company is currently subject to examinations for tax years 2004 and forward while for state purposes, tax years 2003 and forward, depending on the specific state rules and regulations. The Internal Revenue Service is currently examining tax year ending December 31, 2004. The Company expects this examination to be completed in the quarter ending June 30, 2007.

The Company may from time to time be assessed interest and penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to its financial results. Assessments for interest and/or penalties are classified in the financial statements as general and administrative expenses other.

11.       Discontinued Operations

The Company follows the guidance in SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” and, when appropriate, reclassifies operating units closed, sold, or held for sale out of continuing operations and into discontinued operations for all periods presented. At the year ended December 31, 2006, the VN segment had one facility that met the criteria to be reclassified as discontinued operations. During the quarter ending March 31, 2007, the PC segment had two facilities that met the criteria to be reclassified as discontinued operations. These facilities have been reclassified in this report for all periods presented. Net revenues from discontinued operations were approximately $162,000 and $338,000 in the quarters ended March 31, 2007 and 2006 respectively. Net losses from the discontinued operations were approximately ($50,000) and ($82,000) in the quarters ended March 31, 2007 and 2006 respectively, and such amounts are included in net loss from discontinued operations in the accompanying financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

Almost Family, Inc. TM and subsidiaries (collectively “Almost Family”) is a leading regional provider of home health nursing services and adult day health services. In this report, the terms “Company”, “we”, “us” or “our” mean Almost Family, Inc. and all subsidiaries included in our consolidated financial statements.

Cautionary Statements - Forward Outlook and Risks

Certain statements contained in this quarterly report on Form 10-Q, including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “expects,” “assumes,” “trends” and similar expressions, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon the Company’s current plans, expectations and projections about future events. However, such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, the following:

•	general economic and business conditions;
•	demographic changes;
•	changes in, or failure to comply with, existing governmental regulations;
•	legislative proposals for healthcare reform;
•	changes in Medicare and Medicaid reimbursement levels;
•	effects of competition in the markets in which the Company operates;
•	liability and other claims asserted against the Company;
•	ability to attract and retain qualified personnel;
•	availability and terms of capital;
•	loss of significant contracts or reduction in revenues associated with major payer sources;
•	ability of customers to pay for services;
•	business disruption due to natural disasters or terrorist acts;
•

ability to successfully integrate the operations of acquired businesses and achieve expected synergies and operating efficiencies from the acquisition, in each case within expected time-frames or at all;

•	effect on liquidity of the Company’s financing arrangements;
•	changes in estimates and judgments associated with critical accounting policies and estimates.

For a detailed discussion of these and other factors that could cause the Company’s actual results to differ materially from the results contemplated by the forward-looking statements, please refer to Item 1A. “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s annual report on Form 10-K for year ending December 31, 2006. The reader is encouraged to review these risk factors and filings.

The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission (“SEC”), the Company does not have any intention or obligation to publicly release any revisions to forward-looking statements to reflect unforeseen or other events after the date of this report.

Critical Accounting Policies

Refer to the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K for the year ended December 31, 2006 for a detailed discussion of our critical accounting policies.

Operating Segments

We have two reportable segments, Visiting Nurse (VN) and Personal Care (PC). Reportable segments have been identified based upon how management has organized the business by services provided to customers and the criteria in SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.”

The VN segment provides skilled medical services in patients’ homes largely to enable recipients to reduce or avoid periods of hospitalization and/or nursing home care. VN Medicare revenues are generated on a per episode basis rather than a fee per visit or day of care. Approximately 94% of the VN segment revenues are generated from the Medicare program while the balance is generated from Medicaid and private insurance programs.

The PC segment services are also provided in patients’ homes. These services (generally provided by paraprofessional staff such as home health aides) are generally of a custodial rather than skilled nature. PC revenues are generated on an hourly basis. Approximately 71% of the PC segment revenues are generated from Medicaid and other government programs while the balance is generated from insurance programs and private pay patients.

Certain general and administrative expenses incurred at the corporate level have not been allocated to the segments. We have service locations in Florida, Kentucky, Ohio, Connecticut, Massachusetts, Alabama, Illinois and Missouri (in order of revenue significance).

Seasonality

As noted in our Form 10-K for the year ended December 31, 2006, our Visiting Nurse segment operations located in Florida normally experience higher admissions during the March quarter than in the other quarters due to seasonal population fluctuations.

RESULTS OF OPERATIONS

Three months ended March 31, 2007 compared with three months ended March 31, 2006

Consolidated	2007		2006		Change
	Amount	% Rev	Amount	% Rev	Amount	% Rev
Net revenues:
Visiting Nurse	$23,128,674	72.4%	$11,943,043	58.2%	$11,185,631	93.7%
Personal Care	8,820,640	27.6%	8,568,280	41.8%	252,360	2.9%
	$31,949,314	100.0%	$20,511,323	100.0%	$11,437,991	55.8%
Operating income
Visiting Nurse	$4,488,865	19.4%	$2,032,199	17.0%	$2,456,666	120.9%
Personal Care	497,953	5.6%	568,927	6.6%	(70,974)	-12.5%
Corporate expense	4,986,818	15.6%	2,601,126	12.7%	2,385,692	91.7%
Income before interest expense and income taxes	1,875,629	5.9%	1,127,934	5.5%	747,695	66.3%
Interest (income) expense	3,111,189	9.7%	1,473,192	7.2%	1,637,997	111.2%
Income taxes	255,708	0.8%	(37,999)	-0.2%	293,707	-772.9%
Net income from continuing operations	1,139,313	3.6%	583,541	2.8%	555,772	95.2%
	$1,716,168	5.4%	$927,650	4.5%	$788,518	85.0%
EBITDA from continuing operations	$3,323,156		$1,750,576		$1,572,580	89.8%

Our net revenues increased approximately $11.4 million or 55.8% with 93.7% growth in VN and 2.9% growth in PC. As further explained below, our VN revenue growth was driven by a combination of acquisitions, startups and same store growth. VN operating income grew substantially due to a combination of the acquisitions completed in 2006 and 2007 and due to a 27% revenue increase in VN markets not impacted by our acquisitions.

Corporate expenses increased due to increases in wage rates, additional corporate personnel associated with our revenue growth, increased incentive compensation expense and amortization of stock-based compensation expense.

Interest expense was incurred on funds borrowed to finance our acquisition activities.

The effective income tax rate from continuing operations was approximately 39.9% and 38.6% of income before income taxes in 2007 and 2006, respectively.

Visiting Nurse (VN) Segment-Three Months

Three months ended March 31,
	2007		2006	Change
	Amount	% Rev	Amount	% Rev	Amount
Net service revenues	$23,128,674	100.0%	$11,943,043	100.0%	$11,185,631
Cost of service revenue	9,378,550	40.5%	4,721,260	39.5%	4,657,290
Gross margin	13,750,124	59.5%	7,221,783	60.5%	6,528,341
General and administrative expenses:
Salaries and benefits	6,411,420	27.7%	3,708,300	31.0%	2,703,120
Other	2,849,839	12.3%	1,481,284	12.4%	1,368,555
Total general and administrative expenses:	9,261,259	40.0%	5,189,584	43.5%	4,071,675
Operating income	$4,488,865	19.4%	$2,032,199	17.0%	$2,456,666

All payors:
Admissions	7,505		4,456		3,049
Patient months of care	18,594		10,373		8,221
Revenue per patient month	$1,244		$1,151		$93
Cost of services per patient month	$504		$455		$49
Billable visits	143,539		79,846		63,693

Average number of locations	46.8		28		18.8

Medicare statistics:
Admissions	6,806		4,030		2,776
Medicare revenue % of total	94.2%		92.6%		1.6%

The Company completed five separate acquisitions of home health agencies from the second quarter of 2006 through the first quarter of 2007 that impact comparability of our operating results.

Due to the significant impact of acquisition activities on VN revenue growth, the following tables are presented comparing revenue growth by market type for the quarters ended March 31, 2007 and 2006:

VN Revenue Comparison by Market Type – All VN Operations	# of Mkts	2007	2006	Change	Percent

Newly acquired markets	17	$6,530,609	$-	$6,530,609

Markets with in-market acquisitions	7	4,208,806	2,193,862	2,014,945	91.8%
Acquisition related markets	24	10,739,416	2,193,862	8,545,554

Markets with no acquisition impact	23	12,389,258	9,749,181	2,640,076	27.1%
	47	$23,128,674	$11,943,043	$11,185,630	93.7%

VN revenues grew approximately $11.2 million between years of which 58% came from newly acquired markets, 18% came in markets with in-market acquisitions and 24% came from markets with no acquisition impact.

On December 3, 2006 the Company acquired the operations of Mederi, Inc. a home health provider with 21 branch locations. Six of those branch locations were combined with the Company’s branches located in the same marketplaces. The following table provides a comparison of revenues related specifically to the Mederi acquisition (excludes all markets not impacted by the Mederi acquisition) for the quarters ended March 31, 2007 and 2006:

VN Markets Impacted by Mederi	# of Mkts	2007	2006	Change

Newly acquired Mederi markets	14	$5,683,530	$-	$5,683,530

Mederi markets overlapping Almost Family Markets	6	3,647,662	1,728,663	1,918,999
Mederi related markets	20	$9,331,192	$1,728,663	$7,602,529

Markets with acquisitions not related to Mederi generated $1,408,224 of revenue in the quarter ended March 31, 2007 as compared to $465,199 in 2006.

As noted in our Form 10-K for the year ended December 31, 2006, our Visiting Nurse segment operations located in Florida normally experience higher admissions during the March quarter than in the other quarters due to seasonal population fluctuations.

Gross margin declined about 1% between periods primarily due to direct labor costs growing faster than reimbursement rates. Under current law Medicare rates for each year are intended to be 0.8% lower than the rate of change in the cost of providing services.

Our General and administrative salaries and benefits increased predominantly as a result of the increase in the average number of locations in operation between periods (substantially all of which were acquired), increases in wage rates and the addition of segment management staff driven by our focus on the execution of our strategic plan to develop the visiting nurse segment. As a percent of revenue, these costs declined to 40% from 43.5% primarily due to increased volumes (admissions), particularly in markets with no acquisition impact.

Personal Care (PC) Segment-Three Months

Three months ended March 31,
	2007		2006		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$8,820,640	100.0%	$8,568,280	100.0%	$252,360	2.9%
Cost of service revenues	6,189,636	70.2%	5,971,134	69.7%	218,502	3.7%
Gross margin	2,631,004	29.8%	2,597,146	30.3%	33,858	1.3%
General and administrative Expenses:
Salaries and benefits	1,372,454	15.6%	1,316,915	15.4%	55,539	4.2%
Other	760,597	8.6%	711,304	8.3%	49,293	6.9%
Total general and administrative expenses:	2,133,051	24.2%	2,028,219	23.7%	104,832	5.2%
Operating income	$497,953	5.6%	$568,927	6.6%	$(70,974)	-12.5%

Admissions	779		635		144	22.7%
Patient months of care	10,412		10,337		75	0.7%
Patient days of care	122,787		125,587		(2,800)	-2.2%
Billable hours	503,799		506,525		(2,726)	-0.5%
Revenue per billable hour	$17.51		$16.92		$0.59	3.5%

PC operating income for the quarter was about $498,000 versus $569,000 in the corresponding period of last year.

Admissions increased about 22.7% over the prior year while patient months increased 0.7%, reflecting a change in the mix of business toward shorter stay patients. Revenue per billable hour increased due to a combination of rate increases and changes in the mix of business across payors and locations but did not keep pace with increases in labor and related costs.

General and Administrative Expenses increased about 5.2% due to the addition of a location in Jacksonville, FL, wage increases and workers compensation experience.

Insurance Programs

We bear significant insurance risk under our large-deductible workers’ compensation insurance program and our self-insured employee health program. Under the workers’ compensation insurance program, we bear risk up to $250,000 per incident. We purchase stop-loss insurance for the employee health plan that places a specific limit, generally $100,000, on our exposure for any individual covered life.

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

Total premiums, excluding our exposure to claims and deductibles, for all our non-health insurance programs were approximately $1.1 million for the contract year ending March 31, 2007. On March 31, 2007, we completed our renewal for the contract year ending March 31, 2008 with total estimated premiums of $1 million. Under the workers’ compensation insurance program, we will bear risk up to $400,000 and the malpractice and general patient liability claims deductible will be decreased to zero. The employee health plan had no changes to the current coverage.

Liquidity and Capital Resources

Revolving Credit Facility

We have a $22.5 million credit facility with JP Morgan Chase Bank, NA, as amended August 11, 2005, with an expiration date of September 30, 2008. The credit facility bears interest at the bank’s prime rate plus a margin (ranging from -0.75% to -0.25%, currently -0.75%) dependent upon total leverage and is secured by substantially all assets and the stock of our subsidiaries. The weighted average interest rates were 7.50% and 5.27% for the quarters ended March 31, 2007 and 2006, respectively. We pay a commitment fee of 0.25% per annum on the unused facility balance. Borrowings are available equal to the greater of: a) a multiple of four times earnings before interest, taxes, depreciation and amortization (As Defined EBITDA) or b) an asset based formula, primarily based on accounts receivable. “As Defined EBITDA” of acquired operations, up to 50% of base “As Defined EBITDA,” may be included in the availability calculations. Borrowings under the facility may be used for working capital, capital expenditures, acquisitions, development and growth of the business and other corporate purposes. As of March 31, 2007, the formula permitted approximately $22.5 million to be used, of which $8.0 million was outstanding. We have irrevocable letters of credit, totaling $2.6 million outstanding in connection with our self-insurance programs. Thus, a total of $11.9 million was available for use at March 31, 2007. Our revolving credit facility is subject to various financial covenants. As of March 31, 2007, we were in compliance with the covenants. Under the most restrictive of its covenants, we are required to maintain minimum net worth of at least $10.5 million.

Cash Flows

Key elements to the Consolidated Statements of Cash Flows for the three months ending March 31, 2007 and 2006 were:

Net Change in Cash and Cash Equivalents	2007	2006
Provided by (used in):
Operating activities	$1,369,596	$1,534,948
Investing activities	(686,030)	(90,513)
Financing activities	(4,325,981)	57,715
Discontinued operations activities	(49,876)	(89,241)
Net increase in cash and cash equivalents	$(3,692,291)	$1,412,909

2007

Net cash provided by operating activities resulted principally from current period income, net of changes in accounts receivable, accounts payable and accrued expenses. Accounts receivable days revenues outstanding were 49 at March 31, 2007, and 45 at December 31, 2006 increasing primarily due to conversion of information systems for acquired operations. The variation in investing activities is primarily due to the acquisition completed in January 2007. Net cash used in financing activities resulted primarily from stock option exercises and the payment of a notes payable from a 2005 acquisition. The Company’s stock option plans permit optionees to have option shares withheld on exercises in lieu of submitting to the Company the amount necessary for income tax withholdings. Such withholding of shares in lieu of taxes is shown in the cash flow statement as a repurchase of shares in the amount of $3.8 million. The Company receives a current tax deduction for compensation expense subject to IRS limits. Such deductions related to stock option exercises in the March 2007 quarter, is shown in the cash flow statement as a cash inflow of approximately of $678,000.

2006

Net cash provided by operating activities resulted principally from current period income, net of changes in accounts receivable, accounts payable and accrued expenses. Accounts receivable days revenues outstanding were 40 at March 31, 2006, and 48 at December 31, 2005. Net cash used in investing activities resulted principally from capital expenditures related to improvements in our information systems. Net cash used in financing activities resulted primarily from stock option exercises net of capital lease payments.

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

Government officials can be expected to continue to review and assess alternative health care delivery systems and payment methodologies. Changes in the law or new interpretations of existing laws may have a dramatic effect on the definition of permissible or impermissible activities, the relative cost of doing business, and the methods and amounts of payments for medical care by both governmental and other payors. Legislative changes to “balance the budget” and slow the annual rate of growth of expenditures are expected to continue. Such future changes may further impact our reimbursement. There can be no assurance that future legislation or regulatory changes will not have a material adverse effect on our operations.

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

Refer to the sections on “Cautionary Statements – Forward Outlook and Risks” and the “Notes to the Consolidated Financial Statements” and elsewhere in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

Proposed Medicare Changes for 2008

On April 27, 2007 the Federal Centers for Medicare and Medicaid Services (CMS) published proposed regulations for Medicare reimbursement for home health services for 2008. CMS is seeking public comment and will consider those comments along with other information prior to publishing final regulations later this year. The proposed regulations are extensive and it will take some time for the Company to analyze them and estimate, if enacted in their current form, the impact these changes would have on its home health agencies.

•	The changes are in proposed form and subject to additional changes before being published in their final form
•

The proposed regulations change the amounts Medicare would reimburse providers on a patient by patient basis; thus estimation of the impact on any given agency would be specific to that agency and for the time period studied, and would be subject to change as the make up of that agency’s patient base changes.

Investors seeking more information on these proposed regulations are referred to the proposed regulations posted by CMS at the following links:

•	A CMS Fact Sheet is posted at: www.cms.hhs.gov/apps/media/fact_sheets.asp and provides a side-by-side summary of proposed HH PPS refinements compared to the current HH PPS payment system.
•	The full rule is posted at: http://www.cms.hhs.gov/HomeHealthPPS/downloads/CMS-1541-P.pdf

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

The following table sets forth a reconciliation of Continuing Operations Net Income -- As Adjusted to EBITDA:

	Three months ended March 31,
	2007	2006
Net income from continuing operations	$1,716,168	$927,650

Add back:
Interest expense	255,708	(37,999)
Income taxes	1,139,313	583,541
Depreciation and amortization	211,967	277,384
Earnings before interest, income taxes, depreciation and amortization (EBITDA) from continuing operations	$3,323,156	$1,750,576

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Instruments

The Company does not use derivative instruments.

Market Risk of Financial Instruments

Our primary market risk exposure with regard to financial instruments is to changes in interest rates.

At March 31, 2007, a hypothetical 100 basis point increase in short-term interest rates would result in an increase of approximately $ 80,000 change to annual pre-tax earnings.

ITEM 4. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

The Company also conducted an evaluation of internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on this evaluation, there has been no such change during the quarter covered by this report.

Commission File No. 1-9848

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Information regarding risk factors appears in our Form 10-K for the year ending December 31, 2006, under the heading “Special Caution Regarding Forward – Looking Statements” and in the Form 10-K Part I, Item 1A. Risk Factors. There have been no material changes from the risk factors previously disclosed in our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month # 1 – January 1, 2007 – January 31, 2007	30,924	$21.91	-	-
Month # 2 – February 1, 2007 – February 28, 2007	-	$-	-	-
Month # 3 – March 1, 2007 – March 31, 2007	-	$-	-	-
Total	30,924	$21.91	-	-

(1) All shares included herein were submitted by optionees in lieu of cash purchase price that would have otherwise been due on option exercise in transactions approved by the Company’s Board of Directors.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other information

The Company has set July 27, 2007 as the date for its annual meeting of stockholders. Under Rule 14a-8 promulgated under the Securities Exchange Act of 1934, stockholders may present proposals to be included in the Company proxy statement for consideration at the next annual meeting of its stockholders by submitting their proposals to the Company in a timely manner. Any such proposal must comply with Rule 14a-8. If a stockholder submitting a matter to be raised at the Company’s next annual meeting desires that such matter be included in the Company’s proxy statement, such matter must be submitted to the Company no later than May 29, 2007. SEC rules set forth standards for what stockholder proposals the Company is required to include in a proxy statement for an annual meeting.

The Company’s by-laws, copies of which are available from the Company’s Secretary, require stockholders who intend to propose business for consideration by stockholders at an annual meeting, other than stockholder proposals that are included in the proxy statement, to give written notice to the President or Secretary of the Company not less than thirty days before the annual meeting, i.e., June 27, 2007. This notice must include a brief description of the business desired to be brought before the annual meeting, the name and address, as they appear on the Company’s books, of the stockholder proposing such business and any other stockholders known to support such business, the class and number of shares of the Company which are beneficially owned by such stockholder on the date of such stockholder’s notice and by any other stockholders known by such stockholder to support such business on the date of such notice and any material interest the stockholder has in such business. Similar requirements are set forth in the Company’s by-laws with respect to stockholders desiring to nominate candidates for election as director. See “Policy Regarding Consideration of Candidates for Director” in the proxy statement dated April 21, 2006 for the 2006 annual meeting of stockholders for more information.

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

Date: May 15 , 2007

ALMOST FAMILY, INC.

BY /s/ William B. Yarmuth
Chairman of the Board, President and Chief Executive Officer

BY /s/ C. Steven Guenthner
C. Steven Guenthner, Senior Vice President and Chief Financial Officer