Form 10-Q
period 2007-06-30
ALMOST FAMILY INC
filed 2007-08-14
CIK 799231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________to____________
Commission file number 001-09848

ALMOST FAMILY, INC.
(Exact name of Registrant as specified in its charter)

Delaware	06-1153720
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification Number

9510 Ormsby Station Road, Suite 300, Louisville, Kentucky 40223
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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock $.10 par value

Shares outstanding at August 14, 2007 5,434,954

ALMOST FAMILY, INC. AND SUBSIDIARIES

FORM 10-Q

INDEX

PART I. FINANCIAL INFORMATION	3
Item 1. Consolidated Financial Statements and Supplementary Data (unaudited except December 31, 2006 Consolidated Balance Sheet)	3
Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006	3
Consolidated Statements of Income for the Three Months Ending June 30, 2007 and June 30, 2006	4
Consolidated Statements of Income for the Six Months Ending June 30, 2007 and June 30, 2006	5
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2007 and June 30, 2006	6
Notes to Consolidated Financial Statements	7
Item 2. Managements's Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures about Market Risk	27
Item 4. Controls and Procedures	28
PART II. OTHER INFORMATION	29
Item 1. Legal Proceedings	29
Item 1A. Risk Factors	29
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3. Defaults Upon Senior Securities	29
Item 4. Submission of Matters to a Vote of Security Holders	30
Item 5. Other Information	31
Item 6. Exhibits	31

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2007 (UNAUDITED)	December 31, 2006
CURRENT ASSETS:
Cash and cash equivalents	$418,568	$4,125,592
Accounts receivable – net	14,979,977	12,781,866
Prepaid expenses and other current assets	1,102,421	855,021
Deferred tax assets	1,348,921	1,535,639
TOTAL CURRENT ASSETS	17,849,887	19,298,118

PROPERTY AND EQUIPMENT – NET	1,421,629	1,516,856

GOODWILL AND OTHER INTANGIBLE ASSETS	32,607,051	32,094,317

DEFERRED TAX ASSETS	121,594	290,647

OTHER ASSETS	225,074	195,555
	$52,225,235	$53,395,493
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,497,056	$3,545,991
Accrued other liabilities	6,465,845	6,267,796
Current portion – capital leases and notes payable	1,365,062	2,321,675
TOTAL CURRENT LIABILITIES	11,327,963	12,135,462

LONG-TERM LIABILITIES:
Revolving credit facility	7,287,612	8,465,935
Capital leases	56,782	113,892
Notes payable	4,540,000	4,540,000
Other liabilities	448,014	400,295
TOTAL LONG-TERM LIABILITIES	12,332,408	13,520,122
TOTAL LIABILITIES	23,660,371	25,655,584

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.05; authorized 2,000,000 shares; none issued or outstanding	-	-
Common stock, par value $0.10; authorized 10,000,000 shares; 7,658,628 and 7,357,620 issued and outstanding	765,462	735,762
Treasury stock, at cost, 2,249,066 shares and 2,245,974 shares	(8,203,187)	(8,200,095)
Additional paid-in capital	27,218,478	30,067,696
Retained earnings	8,784,111	5,136,546
TOTAL STOCKHOLDERS’ EQUITY	28,564,864	27,739,909
	$52,225,235	$53,395,493

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

Three months ended June 30,
	2007	2006
Net service revenues	$32,709,852	$21,549,521
Cost of service revenue (excluding amortization and depreciation)	15,667,241	11,214,376
Gross margin	17,042,611	10,335,145
General and administrative expenses
Salaries and benefits	8,904,730	5,752,626
Other	4,601,070	3,020,198
Total general and administrative expenses:	13,505,800	8,772,824
Operating income	3,536,811	1,562,321
Interest income (expense)	(241,220)	22,947
Income from continuing operations before income taxes	3,295,591	1,585,268
Income tax expense	(1,310,738)	(656,385)
Net income from continuing operations	1,984,853	928,883
Discontinued operations, net of tax of $ 2,348 and $ 19,176	(3,580)	(30,105)
Net income	$1,981,273	$898,778

Per share amounts-basic:
Average shares outstanding	5,433,679	4,823,122
Income from continuing operations	$0.37	$0.19
Loss from discontinued operations	(0.00)	(0.01)
Net income	$0.36	$0.19

Per share amounts-diluted:
Average shares outstanding	5,638,665	5,322,384
Income from continuing operations	$0.35	$0.17
Loss from discontinued operations	(0.00)	(0.01)
Net income	$0.35	$0.17

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

Six months ended June 30,
	2007	2006
Net service revenues	$64,659,166	$42,060,843
Cost of service revenue (excluding amortization and depreciation)	31,235,427	21,906,771
Gross margin	33,423,739	20,154,072
General and administrative expenses:
Salaries and benefits	17,854,905	11,433,802
Other	8,920,832	5,684,757
Total general and administrative expenses:	26,775,737	17,118,559
Operating income	6,648,002	3,035,513
Interest income (expense)	(496,928)	60,945
Income from continuing operations before income taxes	6,151,074	3,096,458
Income tax expense	(2,450,052)	(1,239,926)
Net income from continuing operations	3,701,022	1,856,532
Discontinued operations, net of tax of $35,048 and $72,824	(53,457)	(112,091)
Net income	$3,647,565	$1,744,441

Per share amounts-basic:
Average shares outstanding	5,400,946	4,820,686
Income from continuing operations	$0.69	$0.39
Loss from discontinued operations	(0.01)	(0.02)
Net income	$0.68	$0.36

Per share amounts-diluted:
Average shares outstanding	5,602,962	5,309,012
Income from continuing operations	$0.66	$0.35
Loss from discontinued operations	(0.01)	(0.02)
Net income	$0.65	$0.33

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$3,647,565	$1,744,440
Loss from discontinued operations	(53,457)	(112,092)
Income from continuing operations	3,701,022	1,856,532
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	432,099	568,605
Interest earned on escrowed funds	—	(15,162)
Provision for uncollectible accounts	530,898	273,817
Stock-based compensation	198,851	—
Deferred income taxes	355,771	(148,980)
	5,218,641	2,534,812
Change in certain net assets, net of the effects of acquisitions:
(Increase) decrease in:
Accounts receivable	(2,729,009)	(278,964)
Prepaid expenses and other current assets	(247,401)	(322,342)
Other assets	(29,519)	(30,703)
Increase (decrease) in:
Accounts payable and accrued expenses	165,060	(499,563)
Net cash provided by operating activities	2,377,772	1,403,240

Cash flows from investing activities:
Capital expenditures	(271,955)	(489,891)
Acquisitions, net of cash acquired	(547,599)	(2,191,936)
Net cash used in investing activities	(819,554)	(2,681,827)

Cash flows from financing activities:
Net revolving credit facility repayments	(1,178,323)	—
Proceeds from stock option exercises	107,187	25,269
Purchase of common stock in connection with option exercises	(3,804,883)	—
Tax benefit from non-qualified stock option exercises	677,954	139,468
Principal payments on capital leases and notes payable	(1,013,720)	(46,119)
Net cash provided by (used in) financing activities	(5,211,785)	118,618

Cash flows from discontinued operations:
Operating activities	(53,457)	(923,922)
Investing activities	—	—
Financing activities	—
Net cash used in discontinued operations	(53,457)	(923,922)

Net decrease in cash and cash equivalents	(3,707,024)	(2,083,891)

Cash and cash equivalents at beginning of period	4,125,592	6,188,321
Cash and cash equivalents at end of period	$418,568	$4,104,430

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements for the three and six months ended June 30, 2007 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. Accordingly, the reader of this Form 10-Q is referred to our Form 10-K for the year ended December 31, 2006 for further information. In the opinion of management of Almost Family Inc., (the Company), the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position at June 30, 2007 and the results of operations and cash flows for the three and six month periods ended June 30, 2007 and 2006.

The results of operations for the three and six month periods ended June 30, 2007 are not necessarily indicative of the operating results for the year.

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

Financial Statement Reclassifications

Certain amounts have been reclassified in the 2006 consolidated financial statements and related notes in order to conform to the 2007 presentation. Such reclassifications had no effect on previously reported net income.

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

Three months ended June 30,	Six months ended June 30,
	2007	2006	2007	2006
Net Revenues
Home Health Care
Visiting nurses	$23,544,241	$12,599,130	$46,672,914	$24,542,174
Personal care	9,165,611	8,950,390	17,986,252	17,518,670
	$32,709,852	$21,549,520	$64,659,166	$42,060,844
Operating Income
Home Health Care
Visiting nurses	$4,795,973	$1,886,268	$9,284,822	$3,918,467
Personal care	951,035	890,907	1,448,988	1,459,836
	5,747,008	2,777,175	10,733,810	5,378,303
Unallocated corporate expenses	2,210,197	1,214,854	4,085,808	2,342,790
Operating income	$3,536,811	$1,562,321	$6,648,002	$3,035,513

4.	Capitalized Software Development Costs

Consistent with AICPA Statement of Position 98-1, the Company capitalizes the cost of internally generated computer software developed for the Company’s own use. Software development costs of approximately $21,000 and $83,000 were capitalized in the three months ended June 30, 2007 and 2006, respectively and $41,000 and $118,000 were capitalized in the six months ended June 30, 2007 and 2006, respectively. Capitalized software development costs are amortized over a three-year period following the initial implementation of the software.

5.	Revolving Credit Facility

The Company has a $22.5 million credit facility with JP Morgan Chase Bank, NA (successor by merger to Bank One, NA), as amended August 11, 2005, with an expiration date of June 30, 2008. The Company has secured a commitment from JP Morgan Chase Bank, NA for renewal of the facility until June 30, 2010. The credit facility bears interest at the bank’s prime rate plus a margin (ranging from -0.75% to -0.25%, currently -0.75%) dependent upon total leverage and is secured by substantially all assets and the stock of the Company’s subsidiaries. The weighted average interest rates were 7.50% and 7.01% for the quarters ended June 30, 2007 and 2006, respectively. The Company pays a commitment fee of 0.25% per annum on the unused facility balance. Borrowings are available equal to the greater of: a) a multiple of four times earnings before interest, taxes, depreciation and amortization (As Defined EBITDA) or b) an asset based formula, primarily based on accounts receivable. “As Defined EBITDA” of acquired operations, up to 50% of base “As Defined EBITDA,” may be included in the availability calculations. Borrowings under the facility may be used for working capital, capital expenditures, acquisitions, development and growth of the business and other corporate purposes. As of June 30, 2007, the formula permitted approximately $22.5 million to be used, of which $7.3 million was outstanding. The Company has irrevocable letters of credit, totaling $2.5 million outstanding in connection with its self-insurance programs. Thus, a total of $12.7 million was available for use at June 30, 2007. The Company’s revolving credit facility is subject to various financial covenants. As of June 30, 2007, the Company was in compliance with the covenants. Under the most restrictive of its covenants, the Company is required to maintain minimum net worth of at least $10.5 million.

6.	Stock-Based Compensation

On February 12, 2007, the Company issued stock options for 178,000 shares at a strike price of $19.40 (fair market value on the date of grant) to directors, members of management and employees under existing plans. Stock option grant date fair values are determined at the date of grant using a Black-Scholes option pricing model. The grants issued will vest over four years, with an expiration date of February 11, 2017. In the quarter ended June 30, 2007 options for 5,000 shares were issued and 4,000 option shares were exercised.

Changes in option shares outstanding are summarized as follows:

	Shares	Wtd. Avg Ex. Price
December 31, 2006	614,060	$1.83

Granted	183,000	19.40
Exercised	(301,008)	2.98
Terminated	(170,038)	3.57
June 30, 2007	326,014	11.78

7.	Earnings Per Common Share

There were no adjustments required to be made to net income for purposes of computing basic and diluted earnings per common share. A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted earnings per common share is as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Shares used to compute basic earnings per common share –weighted average shares outstanding	5,433,679	4,823,122	5,400,946	4,820,686
Dilutive effect of stock options	204,986	499,262	202,016	488,326
Shares used to compute diluted earnings per common share	5,638,665	5,322,384	5,602,962	5,309,012

8.	Commitments and Contingencies

Insurance Programs

The Company bears significant insurance risk under its large-deductible workers’ compensation insurance program and its self-insured employee health program. Under the workers’ compensation insurance program, the Company bears risk up to $400,000 per incident. The Company purchases stop-loss insurance for the employee health plan that places a specific limit, generally $100,000, on its exposure for any individual covered life.

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against the Company by various claimants. The claims are in various stages of processing and some may ultimately be brought to trial. The Company is aware of incidents that have occurred through June 30, 2007 that may result in the assertion of additional claims. The Company currently carries professional and general liability insurance coverage for this exposure with no deductible. Prior to April 1, 2007 the Company carried coverage with a deductible per claim of $500,000.

Total premiums, excluding the Company’s exposure to claims and deductibles, for all its non-health insurance programs were approximately $1.2 million for the contract year ending March 31, 2007. On April 1, 2007, the Company completed its renewal for the contract year ending March 31, 2008 with total estimated premiums of $1.1 million.

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

On December 3, 2006, the Company acquired all the Medicare-certified home health agencies owned and operated by Mederi, Inc., located in Coconut Grove, Florida. The total purchase price of $20.4 million was paid $11.7 million in cash, approximately $3 million or 100,000 shares of Almost Family common stock (restricted) with the $4 million balance in the form of two notes payable bearing interest at 6% payable quarterly with the principal due in a balloon payment two years from the closing date. The Company assumed employee paid-time-off liabilities of approximately $397,000 and a Medicare liability of approximately $1.3 million. Additional consideration of up to $5.5 million in cash may be paid to the seller contingent primarily upon the achievement of certain revenue targets in the two years following the closing. The cash portion of the transaction was funded from borrowings available on the Company’s existing senior credit facility with JP Morgan Chase Bank, NA. The acquired operations generated net revenues of approximately $23.8 million in the year ended June 30, 2006. The Mederi acquisition significantly expanded the Company’s presence and penetration in the state of Florida and gave the Company new market presence in the states of Missouri and Illinois.

10.	Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (FIN 48), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on the Company’s evaluation, it has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The evaluation was performed for the tax years ended December 31, 2003, 2004, 2005, and 2006. For federal tax purposes, the Company is currently subject to examinations for tax years 2004 and forward while for state purposes, tax years 2003 and forward, depending on the specific state rules and regulations. The Internal Revenue Service has completed its examination of the tax year ending December 31, 2004 with no assessment of any additional tax or penalty.

The Company may from time to time be assessed interest and penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to its financial results. Assessments for interest and/or penalties are classified in the financial statements as general and administrative expenses other.

11.        Discontinued Operations

The Company follows the guidance in SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” and, when appropriate, reclassifies operating units closed, sold, or held for sale out of continuing operations and into discontinued operations for all periods presented. At the year ended December 31, 2006, the VN segment had one facility that met the criteria to be reclassified as discontinued operations. During the six month period ending June 30, 2007, the PC segment had two facilities that met the criteria to be reclassified as discontinued operations. These facilities have been reclassified in this report for all periods presented. Net revenues from discontinued operations were approximately $0 and $297,000 in the quarters ended June 30, 2007 and 2006 respectively. Net losses from the discontinued operations were approximately ($3,600) and ($30,000) in the quarters ended June 30, 2007 and 2006 respectively. Net revenues from discontinued operations were approximately $162,000 and $580,000 in the six month periods ended June 30, 2007 and 2006 respectively. Net losses from the discontinued operations were approximately ($53,000) and ($112,000) in the six month periods ended June 30, 2007 and 2006 respectively. Such amounts are included in net loss from discontinued operations in the accompanying financial statements.

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

•	effect on liquidity of the Company’s financing arrangements; and
•	changes in estimates and judgments associated with critical accounting policies and estimates.

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

The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. Except as required by law the Company assumes no responsibility for updating forward-looking statements to reflect unforeseen or other events after the date of this report.

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

Seasonality

As noted in our Form 10-K for the year ended December 31, 2006, our Visiting Nurse segment operations located in Florida normally experience higher admissions during the March quarter than in the other quarters due to seasonal population fluctuations. The Company’s Florida operations normally experience lower admissions during the September quarter than in the other quarters also due to seasonal population fluctuations.

RESULTS OF OPERATIONS

Three months ended June 30, 2007 compared with three months ended June 30, 2006

	2007		2006		Change
Consolidated	Amount	% Rev	Amount	% Rev	Amount	%
Net revenues:
Visiting Nurse	$23,544,241	72.0%	$12,599,130	58.5%	$10,945,111	86.9%
Personal Care	9,165,611	28.0%	8,950,390	41.5%	215,221	2.4%
	$32,709,852	100.0%	$21,549,520	100.0%	$11,160,332	51.8%
Operating income
Visiting Nurse	$4,795,973	20.4%	$1,886,268	15.0%	$2,909,705	154.3%
Personal Care	951,035	10.4%	890,907	10.0%	60,128	6.7%
	5,747,008	17.6%	2,777,175	12.9%	2,969,833	106.9%
Corporate expense	2,210,197	6.8%	1,214,854	5.6%	995,343	81.9%
Income before interest expense and income taxes	3,536,811	10.8%	1,562,321	7.2%	1,974,490	126.4%
Interest (income) expense	241,220	0.7%	(22,947)	-0.1%	264,167	NM %
Income taxes	1,310,738	4.0%	656,385	3.0%	654,353	99.7%
Net income from continuing operations	$1,984,853	6.1%	$928,883	4.3%	$1,055,970	113.7%

EBITDA from continuing operations	$3,756,943	11.5%	$1,816,675	8.4	$1,940,270	106.8%

NM – Not Meaningful

Our net revenues increased approximately $11.2 million or 52% with 87% growth in VN and 2% growth in PC. As further explained below, our VN revenue growth was driven by a combination of acquisitions, startups and same store growth. VN operating income grew substantially due to a combination of the acquisitions completed in 2006 and 2007 and due to a 27% revenue increase in VN markets not impacted by our acquisitions.

Corporate expenses increased due to 1) higher professional fees related to development activities and the filing of a shelf-registration statement, 2) additional corporate personnel associated with our revenue growth, 3) higher wage rates and 4) $130,000 of amortization of stock-based compensation expense in 2007.

Interest expense was incurred on funds borrowed to finance our acquisition activities.

The effective income tax rate from continuing operations was approximately 39.8% and 41.4% of income before income taxes in 2007 and 2006, respectively.

Visiting Nurse (VN) Segment-Three Months

Three months ended June 30,
	2007		2006		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$23,544,241	100.0%	$12,599,130	100.0%	$10,945,111	86.9%
Cost of service revenue	9,445,847	40.1%	5,169,313	41.0%	4,276,534	82.7%
Gross margin	14,098,394	59.9%	7,429,817	59.0%	6,668,577	89.8%
General and administrative expenses:
Salaries and benefits	6,528,438	27.7%	3,802,902	30.2%	2,725,536	71.7%
Other	2,773,983	11.8%	1,740,647	13.8%	1,033,336	59.4%
Total general and administrative expenses:	9,302,421	39.5%	5,543,549	44.0%	3,758,872	67.8%
Operating income	$4,795,973	20.4%	$1,886,268	15.0%	$2,909,705	154.3%

All payors:
Admissions	7,311		4,357		2,954	67.8%
Patient months of care	18,547		10,632		7,915	74.7%
Revenue per patient month	$1,269		$1,185		$84	7.1%
Cost of services per patient month	$509		$486		$23	4.7%
Billable visits	143,078		83,271		59,807	71.8%

Average number of locations	47		29		18	62.1%

Medicare statistics:
Admissions	6,569		3,904		2,665	68.3%
Medicare revenue % of total	94.2%		92.0%		2.2%

The Company completed five separate acquisitions of home health agencies from the second quarter of 2006 through the first quarter of 2007 that impact comparability of our operating results.

Due to the significant impact of acquisition activities on VN revenue growth, the following tables are presented comparing revenue growth by market type for the quarters ended June 30, 2007 and 2006:

VN Revenue Comparison by Market Type – All VN Operations	# of Mkts	2007	2006	Change	Percent

Newly acquired markets	15	$6,442,629	$-	$6,442,629

Markets with in-market acquisitions	8	4,451,935	2,602,893	1,849,042	71.1%
Acquisition related markets	23	10,894,564	2,602,893	8,291,671

Markets with no acquisition impact	24	12,649,677	9,996,237	2,653,440	26.5%
	47	$23,544,241	$12,599,130	$10,945,111	86.9%

VN revenues grew approximately $10.9 million between years of which 59% came from newly acquired markets, 17% came in markets with in-market acquisitions and 24% came from markets with no acquisition impact.

The following table provides a comparison of revenues related specifically to the Mederi acquisition (excludes all markets not impacted by the Mederi acquisition):

VN Markets Impacted by Mederi	# of Mkts	2007	2006	Change

Newly acquired Mederi markets	13	$5,463,270	$-	$5,463,270

Mederi markets overlapping Almost Family Markets	7	3,936,270	2,179,028	1,757,242
Mederi related markets	20	$9,399,540	$2,179,028	$7,220,512

Markets with acquisitions not related to Mederi generated $1,495,024 of revenue in the quarter ended June 30, 2007 as compared to $423,865 in 2006.

As noted in our Form 10-K for the year ended December 31, 2006, our Visiting Nurse segment operations located in Florida normally experience higher admissions during the March quarter than in the other quarters due to seasonal population fluctuations.

Gross margin improved about 1% between periods primarily due to increased Medicare mix and improved productivity of direct care staff.

Our General and administrative salaries and benefits increased predominantly as a result of the increase in the average number of locations in operation between periods (substantially all of which were acquired), increases in wage rates and the addition of segment management staff driven by our focus on the execution of our strategic plan to develop the visiting nurse segment. As a percent of revenue, these costs declined to 40% from 44% primarily due to increased volumes (admissions), particularly in markets with no acquisition impact.

Personal Care (PC) Segment-Three Months

Three months ended June 30,
	2007		2006		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$9,165,611	100.0%	$8,950,390	100.0%	$215,221	2.4%
Cost of service revenues	6,221,394	67.9%	6,045,063	67.5%	176,331	2.9%
Gross margin	2,944,217	32.1%	2,905,327	32.5%	38,890	1.3%
General and administrative Expenses
Salaries and benefits	1,319,448	13.0%	1,301,355	14.5%	18,093	1.4%
Other	673,734	7.4%	713,065	8.0%	(39,331)	-5.5%
Total general and administrative expenses	1,993,182	21.7%	2,014,420	22.5%	(21,238)	-1.1%
Operating income	$951,035	10.4%	$890,907	10.0%	$60,128	6.7%

Admissions	639		651		(12)	-1.8%
Patient months of care	10,258		10,483		(225)	-2.1%
Patient days of care	126,515		128,225		(1,710)	-1.3%
Billable hours	514,238		519,012		(4,774)	-0.9%
Revenue per billable hour	$17.82		$17.25		$0.57	3.3%

PC operating income for the quarter was about $951,000 versus $891,000 in the corresponding period of last year.

Admissions and patient months decreased about 2% from the prior year reflecting a change in the mix of business. Revenue per billable hour increased due to a combination of rate increases and changes in the mix of business across payors and locations.

Direct margins and General and Administrative Expenses did not change substantially between periods.

Six months ended June 30, 2007 compared with six months ended June 30, 2006
Consolidated Six Months	2007		2006		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net Service Revenues:
Visiting Nurse	$46,672,914	72.2%	$24,542,174	58.3%	$22,130,740	90.2%
Personal Care	17,986,252	27.8%	17,518,670	41.7%	467,582	2.7%
	$64,659,166	100.0%	$42,060,844	100.0%	$22,598,322	53.7%
Operating Income
Visiting Nurse	$9,284,822	19.9%	$3,918,467	16.0%	$5,366,355	137.0%
Personal Care	1,448,988	8.1%	1,459,836	8.3%	(10,848)	-0.7%
	10,733,810	16.6%	5,378,303	12.8%	5,355,507	99.6%
Corporate Expense	4,085,808	6.3%	2,342,790	5.6%	1,743,018	74.4%
Income before Interest Expense and Income Taxes	6,648,002	10.3. %	3,035,513	7.2%	3,612,489	119.0%
Interest (Income) Expense	496,928	0.8%	(60,945)	-0.1%	557,873	-915.4%
Income Taxes	2,450,052	3.8%	1,239,926	2.9%	1,210,126	97.6%
Net Income from Continuing Operations	$3,701,022	5.7%	$1,856,532	4.4%	$1,844,490	99.4%

EBITDA from Continuing Operations	$7,080,101	11.0%	$3,567,250	8.5%	$3,512,851	98.5%

Our net revenues increased approximately $22.6 million or 54% with 90% growth in VN and 3% growth in PC. As further explained below, our VN revenue growth was driven by a combination of acquisitions, startups and same store growth. VN operating income grew substantially due to a combination of the acquisitions completed in 2006 and 2007 and due to a 27% revenue increase in VN markets not impacted by our acquisitions.

Corporate expenses increased due to 1) higher professional fees related to development activities and the filing of a shelf-registration statement, 2) additional corporate personnel associated with our revenue growth, 3) higher wage rates and 4) $198,000 of amortization of stock-based compensation expense in 2007.

Interest expense was incurred on funds borrowed to finance our acquisition activities.

The effective income tax rate from continuing operations was approximately 39.8% and 40.0% of income before income taxes in 2007 and 2006, respectively.

Visiting Nurse (VN) Segment-Six Months

                                                               Six months ended June 30,

	2007		2006		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net Service Revenues	$46,672,914	100.0%	$24,542,174	100.0%	$22,130,740	90.2%
Cost of Service Revenues	18,824,397	40.3%	9,890,573	40.3%	8,933,824	90.3%
Gross Margin	27,848,517	59.7%	14,651,601	59.7%	13,196,916	90.1%
General and Administrative Expenses:
Salaries and Benefits	12,939,858	27.7%	7,511,203	30.6%	5,428,655	72.3%
Other	5,623,837	12.0%	3,221,931	13.1%	2,401,906	74.5%
Total General and Administrative Expenses:	18,563,695	39.8%	10,733,134	43.7%	7,830,561	73.0%
Operating Income	$9,284,822	19.9%	$3,918,467	16.0%	$5,366,355	137.0%

All Payors:
Admissions	14,816		8,813		6,003	68.1%
Patient Months of Care	37,141		21,005		16,136	76.8%
Revenue per Patient Month	$1,257		$1,168		$88	7.6%
Cost of Services per Patient Month	$507		$471		$36	7.6%
Billable Visits	286,617		163,117		123,500	75.7%

Average Number of Locations	47		29		18	62.0%

Medicare Statistics:
Admissions	13,375		7,934		5,441	68.6%
Medicare Revenue % of Total	94.2%		92.3%		1.9%

The Company completed five separate acquisitions of home health agencies from the second quarter of 2006 through the first quarter of 2007 that impact comparability of our operating results.

Due to the significant impact of acquisition activities on VN revenue growth, the following tables are presented comparing revenue growth by market type for the six month periods ended June 30, 2007 and 2006:

VN Revenue Comparison by Market Type – All VN Operations	# of Mkts	2007	2006	Change	Percent

Newly acquired markets	15	$12,973,238	$-	$12,973,238

Markets with in-market acquisitions	8	8,660,741	4,796,755	3,863,986	80.6%
Acquisition related markets	23	21,633,979	4,796,755	16,837,224

Markets with no acquisition impact	24	25,038,935	19,745,419	5,293,516	26.8%
	47	$46,672,914	$24,542,174	$22,130,740	90.2%

VN revenues grew approximately $22.1 million between years of which 59% came from newly acquired markets, 17% came in markets with in-market acquisitions and 24% came from markets with no acquisition impact.

The following table provides a comparison of revenues related specifically to the Mederi acquisition (excludes all markets not impacted by the Mederi acquisition):

VN Markets Impacted by Mederi	# of Mkts	2007	2006	Change

Newly acquired Mederi markets	13	$11,146,800	$-	$11,146,800

Mederi markets overlapping Almost Family Markets	7	7,583,932	3,907,691	3,676,241
Mederi related markets	20	$18,730,732	$3,907,691	$14,823,041

Markets with acquisitions not related to Mederi generated $2,903,247 of revenue in the six months ended June 30, 2007 as compared to $889,064 in 2006.

Gross margin remained constant between periods.

Our General and administrative salaries and benefits increased predominantly as a result of the increase in the average number of locations in operation between periods (substantially all of which were acquired), increases in wage rates and the addition of segment management staff driven by our focus on the execution of our strategic plan to develop the visiting nurse segment. As a percent of revenue, these costs declined to 40% from 44% primarily due to increased volumes (admissions), particularly in markets with no acquisition impact.

Personal Care (PC) Segment-Six Months

Six months ended June 30,
	2007		2006		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net Service Revenues	$17,986,252	100.0%	$17,518,670	100.0%	$467,582	2.7%
Cost of Service Revenues	12,411,030	69.0%	12,016,198	68.6%	394,832	3.3%
Gross Margin	5,575,222	31.0%	5,502,472	31.4%	72,750	1.3%
General and Administrative Expenses:
Salaries and Benefits	2,691,902	15.0%	2,618,269	14.9%	73,633	2.8%
Other	1,434,332	8.0%	1,424,367	8.1%	9,965	0.7%
Total General and Administrative Expenses:	4,162,234	22.9%	4,042,636	23.1%	83,598	2.1%
Operating Income	$1,448,988	8.1%	$1,459,836	8.3%	$(10,848)	-0.7%

Admissions	1,451		1,286		165	12.8%
Patient Months of Care	20,766		20,820		(54)	-0.3%
Patient Days of Care	250,414		253,812		(3,398)	-1.3%
Billable Hours	1,028,591		1,025,315		3,276	-0.3%
Revenue per Billable Hour	$17.49		$17.09		$0.40	2.3%

PC operating income for the six months was about $1,449,000 versus $1,460,000 in the corresponding period of last year.

Admissions increased about 13% from the prior year while patient months decreased slightly reflecting a change in the mix of business, particularly in the first quarter. Revenue per billable hour increased due to a combination of rate increases and changes in the mix of business across payors and locations.

Direct margin and General and Administrative Expenses did not change substantially between periods.

Insurance Programs

We bear significant insurance risk under our large-deductible workers’ compensation insurance program and our self-insured employee health program. Under the workers’ compensation insurance program, we bear risk up to $400,000 per incident. We purchase stop-loss insurance for the employee health plan that places a specific limit, generally $100,000, on our exposure for any individual covered life.

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against us by various claimants. The claims are in various stages of processing and some may ultimately be brought to trial. We are aware of incidents that have occurred through June 30, 2007 that may result in the assertion of additional claims. We currently carry professional and general liability insurance coverage for this exposure with no deductible. Prior to April 1, 2007 we carried coverage with a deductible per claim of $500,000.

Total premiums, excluding our exposure to claims and deductibles, for all our non-health insurance programs were approximately $1.2 million for the contract year ending March 31, 2007. On April 1, 2007, we completed our renewal for the contract year ending March 31, 2008 with total estimated premiums of $1.1 million.

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

Liquidity and Capital Resources

Revolving Credit Facility

We have a $22.5 million credit facility with JP Morgan Chase Bank, NA (successor by merger to Bank One, NA), as amended August 11, 2005, with an expiration date of June 30, 2008. We have secured a commitment from JP Morgan Chase Bank, NA for renewal of the facility until June 30, 2010. The credit facility bears interest at the bank’s prime rate plus a margin (ranging from -0.75% to -0.25%, currently -0.75%) dependent upon total leverage and is secured by substantially all assets and the stock of our subsidiaries. The weighted average interest rates were 7.50% and 7.01% for the quarters ended June 30, 2007 and 2006, respectively. We pay a commitment fee of 0.25% per annum on the unused facility balance. Borrowings are available equal to the greater of: a) a multiple of four times earnings before interest, taxes, depreciation and amortization (As Defined EBITDA) or b) an asset based formula, primarily based on accounts receivable. “As Defined EBITDA” of acquired operations, up to 50% of base “As Defined EBITDA,” may be included in the availability calculations. Borrowings under the facility may be used for working capital, capital expenditures, acquisitions, development and growth of the business and other corporate purposes. As of June 30, 2007, the formula permitted approximately $22.5 million to be used, of which $7.3 million was outstanding. We have irrevocable letters of credit, totaling $2.5 million outstanding in connection with our self-insurance programs. Thus, a total of $12.7 million was available for use at June 30, 2007. Our revolving credit facility is subject to various financial covenants. As of June 30, 2007, we were in compliance with the covenants. Under the most restrictive of our covenants, we are required to maintain minimum net worth of at least $10.5 million.

Cash Flows

Key elements to the Consolidated Statements of Cash Flows for the six months ending June 30, 2007 and 2006 were:

Net Change in Cash and Cash Equivalents	2007	2006
Provided by (used in):
Operating activities	$2,377,772	$1,403,240
Investing activities	(819,554)	(2,681,827)
Financing activities	(5,211,785)	118,618
Discontinued operations activities	(53,457)	(923,922)
Net increase in cash and cash equivalents	$(3,707,024)	$(2,083,891)

2007

Net cash provided by operating activities resulted principally from current period income, net of changes in accounts receivable, accounts payable and accrued expenses. Accounts receivable days revenues outstanding were 42 at June 30, 2007, and 45 at December 31, 2006. The cash used in investing activities is primarily due to the acquisition completed in January 2007. Net cash used in financing activities resulted primarily from stock option exercises, net repayments of the revolving credit facility and the payment of a note payable from a 2005 acquisition. The Company’s stock option plans permit optionees to have option shares withheld on exercises in lieu of submitting to the Company the amount necessary for income tax withholdings. Such withholding of shares in lieu of taxes is shown in the cash flow statement as a repurchase of shares in the amount of $3.8 million. The Company receives a current tax deduction for compensation expense subject to IRS limits. Such deductions related to stock option exercises in the March 2007 quarter, is shown in the cash flow statement as a cash inflow of approximately of $678,000.

2006

Net cash provided by operating activities resulted principally from current period income, net of changes in accounts receivable, accounts payable and accrued expenses. Accounts receivable days revenues outstanding were 41 at June 30, 2006, and 48 at December 31, 2005. The variation in operating activities from 2006 to 2005 was primarily caused by the timing of accrued liabilities at the end of each period. Cash flows provided by operating activities were impacted by the timing of payments of certain accrued liabilities and prepaid assets during the six months ended June 2006.  Specifically, annual insurance premiums of $573,000 were paid in April 2006, insurance liabilities declined by $198,000 as payment of historical claims exceeded new claims experience, and accrued bonuses for year ended 2005 totaling $597,000 were paid in May 2006.  In addition, accounts receivable increased a net of $700,000 in the six months due to increased revenues partially offset by a reduction in days sales outstanding to 41 at June 30, 2006 from 48 at December 31, 2005. Net cash used in investing activities resulted principally from acquisitions. Net cash used in financing activities resulted primarily from stock option exercises net of capital lease payments. Cash used in discontinued operations resulted primarily from payment of tax liabilities and settlement of insurance liabilities related to the adult day care segment sold in September 2005.

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

Proposed Medicare Changes for 2008

On April 27, 2007 the Federal Centers for Medicare and Medicaid Services (CMS) published proposed regulations for Medicare reimbursement for home health services for 2008. CMS’s public comment ended June 26, 2007 and CMS is considering those comments along with other information prior to publishing final regulations later this year. The proposed regulations are extensive and change the amounts Medicare would reimburse providers on a patient by patient basis. However, because the proposed regulations are subject to additional changes before being published in their final form, we are uncertain as to how they will affect our business.

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

The following table sets forth a reconciliation of Continuing Operations Net Income -- As Adjusted to EBITDA:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net income from continuing operations	$1,984,853	$928,883	$3,701,022	$1,856,532

Add back:
Interest expense	241,220	(22,947)	496,928	(60,945)
Income taxes	1,310,738	656,385	2,450,052	1,239,926
Depreciation and amortization	220,132	254,354	432,099	531,737
Earnings before interest, income taxes, depreciation and amortization (EBITDA) from continuing operations	$3,756,943	$1,816,675	$7,080,101	$3,567,250

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Instruments

The Company does not use derivative instruments.

Market Risk of Financial Instruments

Our primary market risk exposure with regard to financial instruments is to changes in interest rates.

At June 30, 2007, a hypothetical 100 basis point increase in short-term interest rates would result in a decrease of approximately $ 73,000 in annual pre-tax earnings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The annual meeting of stockholders of Almost Family, Inc. was held on July 27, 2007.

(b)       Certain matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

	Proposals and Vote Tabulations
	Votes Cast
Management Proposals	For	Against	Abstain	Broker Non-votes
Approval of the 2007 Stock and Incentive Compensation Plan	2,369,808	641,859	35,621	1,723,786
Approval of the appointment of independent auditors for 2007	4,743,841	26,423	810	0

	Election of Directors
Director	Votes Received	Votes Withheld

William B. Yarmuth	4,746,676	24,398
Steven B. Bing	4,729,131	41,943
Donald G. McClinton	4,729,173	41,901
Tyree G. Wilburn	4,205,095	565,979
Jonathan D. Goldberg	4,602,845	168,229
W. Earl Reed, III	4,729,715	41,359
Henry M. Altman, Jr.	4,747,035	24,039

Item 5. Other information

None

Item 6. Exhibits

10.1

2007 Stock and Incentive Compensation Plan (incorporated by reference to Appendix A to the Company’s proxy statement filed with the Securities and Exchange Commission on June 25, 2007).

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

                                                                                                             ALMOST FAMILY, INC.

Date: August 14, 2007	By /s/ William B. Yarmuth
William B. Yarmuth Chairman of the Board, President & Chief Executive Officer

By /s/ C. Steven Guenthner
C. Steven Guenthner Senior Vice President and Chief Financial Officer