Form 10-Q
period 2007-09-30
ALMOST FAMILY INC
filed 2007-11-14
CIK 799231

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2007
                                       OR
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

            For the transition period from ___________to____________
                        Commission file number 001-09848

                               ALMOST FAMILY, INC.
             (Exact name of Registrant as specified in its charter)

       Delaware                                         06-1153720
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization                  Identification Number

         9510 Ormsby Station Road, Suite 300, Louisville, Kentucky 40223
                    (Address of principal executive offices)

                                 (502) 891-1000
              (Registrant's telephone number, including area code)

                                 Not Applicable
              Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                 Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Class of Common Stock $.10 par value
                Shares outstanding at November 14, 2007 5,434,954

                      ALMOST FAMILY, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX

PART I.  FINANCIAL INFORMATION........................................................................................3


Item 1.  Consolidated Financial Statements and Supplementary Data (unaudited except December 31, 2006
         Consolidated Balance Sheet).................................................................................3

        Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006....................................3

        Consolidated Statements of Income for the Three Months Ending September 30, 2007 and September 30, 2006.......4

        Consolidated Statements of Income for the Nine Months Ending September 30, 2007 and September 30, 2006........5

        Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 and September 30, 2006.....6

        Notes to Consolidated Financial Statements....................................................................8

Item 2.  Managements's Discussion and Analysis of Financial Condition and Results of Operations......................15

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..................................................30

Item 4.  Controls and Procedures.....................................................................................31

PART II.  OTHER INFORMATION..........................................................................................32

Item 1.   Legal Proceedings..........................................................................................32

Item 1A. Risk Factors................................................................................................32

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.................................................32

Item 3.  Defaults Upon Senior Securities.............................................................................32

Item 4.   Submission of Matters to a Vote of Security Holders........................................................33

Item 5.  Other Information...........................................................................................33

Item 6.  Exhibits....................................................................................................33


                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                        September 30, 2007
                       ASSETS                                (UNAUDITED)              December 31, 2006
                                                       -----------------------------------------------------

CURRENT ASSETS:
Cash and cash equivalents                             $                 591,702  $            4,125,592
Accounts receivable - net                                            13,635,342              12,781,866
Prepaid expenses and other current assets                             1,341,776                 855,021
Deferred tax assets                                                   1,371,769               1,535,639
                                                       -------------------------  -----------------------
TOTAL CURRENT ASSETS                                                 16,940,589              19,298,118

PROPERTY AND EQUIPMENT - NET                                          1,484,102               1,516,856

GOODWILL AND OTHER INTANGIBLE ASSETS                                 32,584,218              32,094,317

DEFERRED TAX ASSETS                                                           --                 290,647

OTHER ASSETS                                                            230,252                 195,555
                                                       -------------------------  -----------------------
                                                      $              51,239,161  $           53,395,493
                                                       =========================  =======================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                      $               3,153,612  $            3,545,991
Accrued other liabilities                                             6,812,924               6,267,796
Current portion - capital leases and notes payable                    1,246,796               2,321,675
                                                       -------------------------  -----------------------
TOTAL CURRENT LIABILITIES                                            11,213,332              12,135,462
                                                       -------------------------  -----------------------

LONG-TERM LIABILITIES:
Revolving credit facility                                             4,039,474               8,465,935
Capital leases                                                           28,146                 113,892
Notes payable                                                         4,540,000               4,540,000
Long term deferred tax liabilities                                      341,076                       --
Other liabilities                                                       463,559                 400,295
                                                       -------------------------  -----------------------
TOTAL LONG-TERM LIABILITIES                                           9,412,255              13,520,122
                                                       -------------------------  -----------------------
TOTAL LIABILITIES                                                    20,625,587              25,655,584
                                                       -------------------------  -----------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.05; authorized
     2,000,000 shares;  none issued or outstanding                            --                       --
Common stock, par value $0.10; authorized
     10,000,000 shares; 7,658,628 and 7,357,620
     issued and outstanding                                             765,462                 735,762
Treasury stock, at cost, 2,249,066 shares and
     2,245,974 shares                                                (8,203,187)             (8,200,095)
Additional paid-in capital                                           27,380,566              30,067,696
Retained earnings                                                    10,670,733               5,136,546
                                                       -------------------------  -----------------------
TOTAL STOCKHOLDERS' EQUITY                                           30,613,574              27,739,909
                                                       -------------------------  -----------------------
                                                      $              51,239,161  $           53,395,493
                                                       =========================  =======================

          See accompanying Notes to Consolidated Financial Statements.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                   Three months ended September 30,
                                                           -------------------------------------------------
                                                                    2007                    2006
                                                           -------------------------------------------------

 Net service revenues                                     $          32,057,021  $            22,631,225
  Cost of service revenue (excluding amortization and
     depreciation)                                                    15,702,077               11,410,430
                                                             --------------------   ----------------------
  Gross margin                                                        16,354,944               11,220,795
                                                             --------------------   ----------------------
  General and administrative expenses
    Salaries and benefits                                              8,908,098                6,139,324
    Other                                                              4,125,406                3,391,468
                                                             --------------------   ----------------------
  Total general and administrative expenses:                          13,033,504                9,530,792
                                                             --------------------   ----------------------
  Operating income                                                     3,321,440                1,690,003
  Interest income (expense), net                                        (153,480)                  33,275
                                                             ---------------------  ----------------------
  Income from continuing operations before income taxes                3,167,960                1,723,278
  Income tax expense                                                  (1,261,360)                (677,507)
                                                             ---------------------  ------------------------
  Net income from continuing operations                                1,906,600                1,045,771
  Discontinued operations, net of tax of $ 2,348 and
     $19,176                                                             (19,977)                 (19,832)
                                                             ---------------------  ------------------------
  Net income                                               $           1,886,623  $             1,025,939
                                                             ====================   ======================

  Per share amounts-basic:
    Average shares outstanding                                         5,434,954                4,823,122
    Income from continuing operations                      $                0.35  $                  0.21
    Loss from discontinued operations                                      (0.01)                   (0.00)
                                                             ---------------------  ------------------------
  Net income                                               $                0.34  $                  0.21
                                                             ====================   ======================

  Per share amounts-diluted:
    Average shares outstanding                                         5,614,342                5,308,774
    Income from continuing operations                      $                0.34  $                  0.19
    Loss from discontinued operations                                      (0.00)                   (0.00)
                                                             ---------------------  ------------------------
  Net income                                               $                0.34  $                  0.19
                                                             ====================   ======================

          See accompanying Notes to Consolidated Financial Statements.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)



                                                                            Nine months ended September 30,
                                                                    -----------------------------------------------
                                                                             2007                     2006
                                                                    ----------------------------------------------
  Net service revenues                                              $         96,716,188     $         64,692,068
  Cost of service revenue (excluding amortization and
     depreciation)                                                            46,936,781               33,317,200
                                                                       -------------------      -------------------
  Gross margin                                                                49,779,407               31,374,868
                                                                       -------------------      -------------------
  General and administrative expenses
    Salaries and benefits                                                     26,762,999               17,573,126
    Other                                                                     13,046,968                9,076,226
                                                                       -------------------      -------------------
  Total general and administrative expenses:                                  39,809,967               26,649,352
                                                                       -------------------      -------------------
  Operating income                                                             9,969,440                4,725,516
  Interest income (expense), net                                                (650,408)                  94,220
                                                                      ---------------------    -------------------
   Income from continuing operations before income taxes                        9,319,032                4,819,736
  Income tax expense                                                          (3,711,411)              (1,917,433)
                                                                       ---------------------    ---------------------
  Net income from continuing operations                                        5,607,621                2,902,303
  Discontinued operations, net of tax of $ 2,348 and $ 19,176                    (73,434)                (131,924)
                                                                       ---------------------    ---------------------
  Net income                                                        $          5,534,187     $          2,770,379
                                                                       ===================      ===================

  Per share amounts-basic:
    Average shares outstanding                                                 5,412,407                4,829,744
    Income from continuing operations                               $               1.03     $               0.60
    Loss from discontinued operations                                              (0.01)                   (0.03)
                                                                      ---------------------    ---------------------
  Net income                                                        $               1.02     $               0.57
                                                                      ===================      ===================

  Per share amounts-diluted:
    Average shares outstanding                                                 5,602,917                5,325,084
    Income from continuing operations                               $               1.00     $               0.54
    Loss from discontinued operations                                              (0.01)                   (0.02)
                                                                      ---------------------    ---------------------
  Net income                                                        $               0.99     $               0.52
                                                                      ===================      ===================


          See accompanying Notes to Consolidated Financial Statements.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        Nine months ended September
                                                                  -----------------------------------------
                                                                         2007                  2006
                                                                  -----------------------------------------
  Cash flows from operating activities:
   Net income                                                     $     5,534,187       $      2,770,379
       Less loss from discontinued operations                             (73,434 )             (131,924)
                                                                     ---------------       ---------------
  Income from continuing operations                                     5,607,621              2,902,303
  Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
   Depreciation and amortization                                          630,739                846,621
   Interest earned on escrowed funds                                            --                  6,696
   Provision for uncollectible accounts                                   833,316                451,679
   Stock-based compensation                                               329,348                      --
   Deferred income taxes                                                  795,593               (148,185)
                                                                      ---------------       ---------------
                                                                        8,196,617              4,059,114

  Change in certain net assets, net of the effects of acquisitions:
  (Increase) decrease in:
   Accounts receivable                                                 (1,686,792 )           (1,090,710)
   Prepaid expenses and other current assets                             (491,051 )             (178,291)
   Other assets                                                           (34,697 )              (38,184)
  Increase (decrease) in:
   Accounts payable and accrued expenses                                  184,239               (536,401)
                                                                    ---------------       ---------------
    Net cash provided by operating activities                             6,168,316              2,215,528
                                                                    ---------------       ---------------

  Cash flows from investing activities:
   Capital expenditures                                                  (505,939 )             (729,219)
   Acquisitions, net of cash acquired                                    (542,348 )           (3,281,665)
                                                                      ---------------       ---------------
  Net cash used in investing activities                                (1,048,287 )           (4,010,884)
                                                                      ---------------       ---------------

  Cash flows from financing activities:
       Net revolving credit facility repayments                        (4,426,462 )                    --
   Proceeds from stock option exercises                                   107,187                 25,269
   Purchase of common stock in connection with option exercises        (3,804,883 )                    --
   Tax benefit from non-qualified stock option exercises                  704,294                139,468
   Principal payments on capital leases and notes payable              (1,160,623 )              (72,481)
                                                                      ---------------     ---------------
  Net cash provided by (used in) financing activities                  (8,580,487 )               92,256
                                                                    ---------------       ---------------

  Cash flows from discontinued operations:
   Operating activities                                                   (73,434 )              626,246
   Investing activities                                                         --                      --
   Financing activities                                                         --                      --
                                                                    ---------------       ---------------
    Net cash provided by (used in) discontinued operations                  (73,434 )              626,246
                                                                    ---------------       ---------------

  Net decrease in cash and cash equivalents                            (3,533,890 )           (1,076,854)
  Cash and cash equivalents at beginning of period                      4,125,592              6,188,321
                                                                    ---------------       ---------------
    Cash and cash equivalents at end of period                      $       591,702       $      5,111,467
                                                                    ===============       ===============

        See accompanying Notes to Consolidated Financial Statements.

                      ALMOST FAMILY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2007 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. Accordingly, the reader of this Form 10-Q is referred to our Form 10-K for the year ended December 31, 2006 for further information. In the opinion of management of Almost Family Inc., (the Company), the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position at September 30, 2007 and the results of operations and cash flows for the three and nine month periods ended September 30, 2007 and 2006.

 The results of operations for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the operating results for the year.

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

New Accounting Pronouncement

In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements. SFAS No. 157 requires companies to determine fair value based on the price that would be received to sell the asset or paid to transfer the liability to a market participant. SFAS No. 157 emphasizes that fair value is a market-based measurement; not an entity-specific measurement. The effective date of SFAS No. 157 will be the first quarter of 2008. We have not determined the impact, if any, of adopting SFAS No. 157.

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

3.      Segment Data

The Company has two reportable segments, Visiting Nurse (VN) and Personal Care
(PC). Reportable segments have been identified based upon how management has organized the business by services provided to customers and the criteria in Statements of Financial Accounting Standards (SFAS) 131, "Disclosures about Segments of an Enterprise and Related Information."

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

As noted in our Form 10-K for the year ended December 31, 2006, our VN segment operations located in Florida normally experience higher admissions during the March quarter than in the other quarters due to seasonal population fluctuations. The Company's Florida operations normally experience lower admissions during the September quarter than in the other quarters also due to seasonal population fluctuations.

The Company's PC segment services are also provided in patients' homes. These services (generally provided by paraprofessional staff such as home health aides) are generally of a custodial rather than skilled nature. PC revenues are generated on an hourly basis. Approximately 72% of the PC segment revenues are generated from Medicaid and other government programs while the balance is generated from insurance programs and private pay patients.

Certain general and administrative expenses incurred at the corporate level have not been allocated to the segments. The Company has service locations in Florida, Kentucky, Ohio, Connecticut, Massachusetts, Alabama, Illinois and Missouri (in order of revenue significance).


                                           Three months ended September 30,       Nine months ended September 30,
                                   --------------------------------------------------------------------------------
                                        2007                2006                   2007                2006
                                   --------------------------------------------------------------------------------

Net Revenues
Home Health Care
   Visiting nurses                 $   22,953,803    $       13,627,142      $    69,626,718    $     38,169,315
   Personal care                        9,103,218             9,004,083           27,089,470          26,522,753
                                  ----------------   -------------------   ------------------  ------------------
                                    $   32,057,021    $       22,631,225     $    96,716,188    $     64,692,068
                                  ================   ===================   ==================  ==================
 Operating Income
Home Health Care
   Visiting nurses                 $    4,517,329    $        1,919,746      $    13,802,152    $      5,810,727
   Personal care                          887,649             1,220,228            2,301,377           2,645,209
                                  ----------------   -------------------   ------------------  ------------------
                                        5,404,978             3,139,974           16,103,529           8,455,936
Unallocated corporate expenses          2,083,538             1,449,971            6,134,089           3,730,420
                                  ----------------   -------------------   ------------------  ------------------
    Operating income               $    3,321,440    $        1,690,003     $     9,969,440    $     4,725,516
                                  ================   ===================   ==================  ==================


4.      Capitalized Software Development Costs

Consistent with AICPA Statement of Position 98-1, the Company capitalizes the cost of internally generated computer software developed for the Company's own use. Software development costs of approximately $18,000 and $68,000 were capitalized in the three months ended September 30, 2007 and 2006, respectively, and $58,000 and $185,000 were capitalized in the nine months ended September 30, 2007 and 2006, respectively. Capitalized software development costs are amortized over a three-year period following the initial implementation of the software.

5.       Revolving Credit Facility

The Company has a $22.5 million credit facility with JP Morgan Chase Bank, NA (successor by merger to Bank One, NA), as amended August 7, 2007, with an expiration date of June 30, 2008. The Company has secured a commitment from JP Morgan Chase Bank, NA for extension of the facility until June 30, 2010. The credit facility bears interest at the bank's prime rate plus a margin (ranging from -0.75% to -0.25%, currently -0.75%) dependent upon total leverage and is secured by substantially all assets and the stock of the Company's subsidiaries. The weighted average interest rates were 7.43% and 7.17% for the quarters ended September 30, 2007 and 2006, respectively. The Company pays a commitment fee of 0.25% per annum on the unused facility balance. Borrowings are available equal to the greater of: a) a multiple of four times earnings before interest, taxes, depreciation and amortization (As Defined EBITDA) or b) an asset based formula, primarily based on accounts receivable. "As Defined EBITDA" of acquired operations, up to 50% of base "As Defined EBITDA," may be included in the availability calculations. Borrowings under the facility may be used for working capital, capital expenditures, acquisitions, development and growth of the business and other corporate purposes. As of September 30, 2007, the formula permitted approximately $22.5 million to be used, of which $4.0 million was outstanding. The Company has irrevocable letters of credit, totaling $2.9 million outstanding in connection with its self-insurance programs. Thus, a total of $15.6 million was available for use at September 30, 2007. The Company's revolving credit facility is subject to various financial covenants. As of September 30, 2007, the Company was in compliance with the covenants. Under the most restrictive of its covenants, the Company is required to maintain minimum net worth of at least $10.5 million.

6.       Stock-Based Compensation

On February 12, 2007, the Company issued stock options for 178,000 shares at a strike price of $19.40 (fair market value on the date of grant) to directors, members of management and employees under existing plans. Stock option grant date fair values are determined at the date of grant using a Black-Scholes option pricing model. The grants issued will vest over four years, with an expiration date of February 11, 2017. In the quarter ended September 30, 2007 no options were issued and no option shares were exercised.

Changes in option shares outstanding are summarized as follows:

                                  Shares             Wtd. Avg
                                                     Ex. Price
                               ----------------------------------
December 31, 2006                   614,060   $             1.83

Granted                             183,000                19.40
Exercised                          (301,008)                2.98
Terminated                         (170,038)                3.57
                               -------------
 September 30, 2007                  326,014                11.78
                               =============

7.       Earnings Per Common Share

There were no adjustments required to be made to net income for purposes of computing basic and diluted earnings per common share. A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted earnings per common share is as follows:

                                              Three months ended               Nine months ended
                                                September 30,                    September 30,
                                      ---------------------------------- ---------------------------------
                                           2007             2006            2007             2006
                                      ---------------------------------- ---------------------------------

   Shares used to compute
   basic earnings per common
   share -weighted average
   shares outstanding                       5,434,954      4,823,122         5,412,407         4,829,744

   Dilutive effect of stock
   options                                    179,388        485,652           190,510           495,340
                                        ---------------    ------------    --------------    --------------

   Shares used to compute
   diluted earnings per common
   share                                    5,614,342      5,308,774         5,602,917          5,325,084
                                      ===============    ============    ==============    ==============

8.       Commitments and Contingencies

Insurance Programs

The Company bears significant insurance risk under its large-deductible workers' compensation insurance program and its self-insured employee health program. Under the workers' compensation insurance program, the Company bears risk up to $400,000 per incident. The Company purchases stop-loss insurance for the employee health plan that places a specific limit, generally $100,000, on its exposure for any individual covered life.

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against the Company by various claimants. The claims are in various stages of processing and some may ultimately be brought to trial. The Company is aware of incidents that have occurred through September 30, 2007 that may result in the assertion of additional claims. The Company currently carries professional and general liability insurance coverage for this exposure with no deductible. Prior to April 1, 2007 the Company carried coverage with a deductible per claim of $500,000.

Total premiums, excluding the Company's exposure to claims and deductibles, for all its non-health insurance programs were approximately $1.2 million for the contract year ending March 31, 2007. On April 1, 2007, the Company completed its renewal for the contract year ending March 31, 2008 with total estimated premiums of $1.1 million.

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

On December 3, 2006, the Company acquired all the Medicare-certified home health agencies owned and operated by Mederi, Inc., located in Coconut Grove, Florida. The total purchase price of $20.4 million was paid $11.7 million in cash, approximately $3 million or 100,000 shares of Almost Family common stock (restricted) with the $4 million balance in the form of two notes payable bearing interest at 6% payable quarterly with the principal due in a balloon payment two years from the closing date. The Company assumed employee paid-time-off liabilities of approximately $397,000 and a Medicare liability of approximately $1.3 million. Additional consideration of up to $5.5 million in cash may be paid to the seller contingent primarily upon the achievement of certain revenue targets in the two years following the closing. The cash portion of the transaction was funded from borrowings available on the Company's existing senior credit facility with JP Morgan Chase Bank, NA. The acquired operations generated net revenues of approximately $23.8 million in the year ended June 30, 2006. The Mederi acquisition significantly expanded the Company's presence and penetration in the state of Florida and gave the Company new market presence in the states of Missouri and Illinois.

10.          Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board ("FASB") interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" (FIN 48), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement 109, "Accounting for Income Taxes", and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on the Company's evaluation, it has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The evaluation was performed for the tax years ended December 31, 2003, 2004, 2005, and 2006. For federal tax purposes, the Company is currently subject to examinations for tax years 2004 and forward while for state purposes, tax years 2003 and forward, depending on the specific state rules and regulations. The Internal Revenue Service has completed its examination of the tax year ending December 31, 2004 with no assessment of any additional tax or penalty.

The Company may from time to time be assessed interest and penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to its financial results. Assessments for interest and/or penalties are classified in the financial statements as general and administrative expenses other.

The Company's effective income tax rate for the nine month periods ended September 30, 2007 and 2006 was approximately 39.8%. This effective rate differs from the Federal statutory rate of 34% primarily due to state and local taxes, net of Federal benefit of approximately 5.8%

11.          Discontinued Operations

The Company follows the guidance in SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" and, when appropriate, reclassifies operating units closed, sold, or held for sale out of continuing operations and into discontinued operations for all periods presented. At the year ended December 31, 2006, the VN segment had one facility that met the criteria to be reclassified as discontinued operations. During the nine month period ending September 30, 2007, the PC segment had two facilities that met the criteria to be reclassified as discontinued operations. These facilities have been reclassified in this report for all periods presented. Net revenues from discontinued operations were approximately $15,000 and $315,000 in the quarters ended September 30, 2007 and 2006, respectively. Net losses from the discontinued operations were approximately ($20,000) and ($20,000) in the quarters ended September 30, 2007 and 2006, respectively. Net revenues from discontinued operations were approximately $177,000 and $894,000 in the nine month periods ended September 30, 2007 and 2006, respectively. Net losses from the discontinued operations were approximately ($73,000) and ($132,000) in the nine month periods ended September 30, 2007 and 2006, respectively. Such amounts are included in net loss from discontinued operations in the accompanying financial statements.

12.               Subsequent Event

On October 26, 2007 the Company acquired the assets of all the Medicare-certified home health agencies owned and operated by Quality of Life Holdings, Inc. (Quality of Life) for an initial purchase price of $10 million, consisting of $8 million cash, and $2 million (or approximately 101,000 shares) of Almost Family common stock (restricted). Additional consideration of up to $6.9 million may be paid contingent primarily upon the achievement of certain development targets following the closing. The cash portion of the transaction paid at closing was funded from borrowings available on the Company's existing senior credit facility with JP Morgan Chase Bank, NA.

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

Cautionary Statements - Forward Outlook and Risks

Certain statements contained in this quarterly report on Form 10-Q, including, without limitation, statements containing the words "believes," "anticipates," "intends," "expects," "assumes," "trends" and similar expressions, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon the Company's current plans, expectations and projections about future events. However, such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, the following:
     o   general economic and business conditions;
     o   demographic changes;
     o changes in, or failure to comply with, existing governmental regulations;
     o   legislative proposals for healthcare reform;
     o changes in Medicare and Medicaid reimbursement levels, including a possible cut in the 2008 "market basket" increase in home health reimbursement described herein under the caption "Potential Legislative Action";
     o   effects of competition in the markets in which the Company operates;
     o   liability and other claims asserted against the Company;
     o   ability to attract and retain qualified personnel;
     o   availability and terms of capital;
     o loss of significant contracts or reduction in revenues associated with major payer sources;
     o   ability of customers to pay for services;
     o   business disruption due to natural disasters or terrorist acts;
     o ability to successfully integrate the operations of acquired businesses and achieve expected synergies and operating efficiencies from the acquisition, in each case within expected time-frames or at all;
     o effect on liquidity of the Company's financing arrangements; and o changes in estimates and judgments associated with critical accounting policies and estimates.

For a detailed discussion of these and other factors that could cause the Company's actual results to differ materially from the results contemplated by the forward-looking statements, please refer to Item 1A. "Risk Factors" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's annual report on Form 10-K for year ending December 31, 2006. The reader is encouraged to review these risk factors and filings.

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

The PC segment services are also provided in patients' homes. These services (generally provided by paraprofessional staff such as home health aides) are generally of a custodial rather than skilled nature. PC revenues are generated on an hourly basis. Approximately 72% of the PC segment revenues are generated from Medicaid and other government programs while the balance is generated from insurance programs and private pay patients.

Certain general and administrative expenses incurred at the corporate level have not been allocated to the segments. We have service locations in Florida, Kentucky, Ohio, Connecticut, Massachusetts, Alabama, Illinois and Missouri (in order of revenue significance).

Seasonality

As noted in our Form 10-K for the year ended December 31, 2006, our VN segment operations located in Florida normally experience higher admissions during the March quarter than in the other quarters due to seasonal population fluctuations. The Company's Florida operations normally experience lower admissions during the September quarter than in the other quarters also due to seasonal population fluctuations.

RESULTS OF OPERATIONS


                  Three months ended September 30, 2007 compared with three
months ended September 30, 2006
                                              --------------------------------------------------------------------------------
                                                  2007                      2006                         Change
                Consolidated                     Amount     % Rev          Amount       % Rev            Amount        %
                                              --------------------------------------------------------------------------------

Net revenues:
Visiting Nurse                              $    22,953,803   71.6 %   $   13,627,142     60.2%    $      9,326,661    68.4%
Personal Care                                     9,103,218   28.4 %        9,004,083     39.8%              99,135     1.1%
                                              --------------            --------------               ---------------
                                            $    32,057,021  100.0 %   $   22,631,225    100.0%    $      9,425,796    41.6%
                                              --------------            --------------               ---------------
Operating income
Visiting Nurse                              $     4,517,329   19.7 %   $    1,919,746     14.1%    $      2,597,583   135.3%
Personal Care                                       887,649    9.8 %        1,220,228     13.6%            (332,579)  -27.3%
                                              --------------            --------------               -----------------
                                                  5,404,978   16.9 %        3,139,974     13.9%           2,265,004    72.1%
                                              --------------            --------------               ---------------
Corporate expense                                 2,083,538    6.5 %        1,449,971      6.4%             633,567    43.7%
Income before interest expense and
 income taxes                                     3,321,440   10.4 %        1,690,003      7.5%           1,631,437    96.5%
                                              --------------            --------------               ---------------
Interest (income) expense                           153,480    0.5 %          (33,275)    -0.1%             186,755   561.2%
Income taxes                                      1,261,360    3.9 %          677,507      3.0%             583,853    86.2%
                                              ---------------           --------------               ---------------
Net income from continuing operations       $     1,906,600    5.9 %   $    1,045,771      4.6%    $        860,829    82.3%
                                              ==============            ==============               ===============

EBITDA from continuing operations           $     3,502,080   10.9 %   $    1,949,535      8.6%    $      1,570,545    80.6%


Our net revenues increased approximately $9.4 million or 42% with 68% growth in VN and 1% growth in PC. As further explained below, our VN revenue growth was driven by a combination of acquisitions, startups and same store growth. VN operating income grew substantially due to a combination of the acquisitions completed in 2006 and 2007 as well as a 27% revenue increase in VN markets not impacted by our acquisitions.

Corporate expenses increased due to additional corporate personnel wages and incentives associated with our revenue growth and performance, amortization of stock-based compensation expense in 2007 and higher professional fees related primarily to accounting and internal control matters required by the Sarbanes Oxley Act.

Interest expense was incurred on funds borrowed to finance our acquisition activities.

The effective income tax rate from continuing operations was approximately 39.8% and 39.3% in 2007 and 2006, respectively.

Visiting Nurse (VN) Segment-Three Months
----------------------------------------

                                                         Three months ended September 30,
                                   ---------------------------------------------------------------------------
                                       2007                       2006         Rev           Change
                                      Amount       % Rev         Amount      %               Amount       %
                                   ---------------------------------------------------------------------------

  Net service revenues           $    22,953,803    100.0%  $   13,627,142    100.0%  $    9,326,661   68.4 %
  Cost of service revenue              9,404,135     41.0%       5,581,293     41.0%       3,822,842   68.5 %
                                   --------------             -------------             --------------
  Gross margin                        13,549,668     59.0%       8,045,849     59.0%       5,503,819   68.4 %
  General and administrative
     expenses:
  Salaries and benefits                6,458,581     28.1%       4,143,665     30.4%       2,314,916   55.9 %
  Other                                2,573,758     11.2%       1,982,438     14.5%         591,320   29.8 %
                                   --------------             -------------             --------------
  Total general and                    9,032,339     39.4%       6,126,103     45.0%       2,906,236   47.4 %
     administrative expenses:
                                   --------------             -------------             --------------
  Operating income               $     4,517,329     19.7%  $    1,919,746     14.1%  $    2,597,583  135.3 %
                                   ==============             =============             ==============

  All payors:
  Admissions                               6,951                     4,686                      2,265   48.3 %
  Patient months of care                  18,453                    11,386                      7,067   62.1 %
  Revenue per patient month      $         1,244            $        1,197             $           47    3.9 %
  Cost of services per patient
     month                       $           510            $          490             $           19    4.0 %
  Billable visits                        145,009                    90,063                     54,946   61.0 %

  Average number of locations                 47                        31                         16

  Medicare statistics:
       Admissions                          6,161                     4,085                      2,076
       Medicare revenue % of
         total                                94%                       91 %                        3%

The Company completed five separate acquisitions of home health agencies from the second quarter of 2006 through the first quarter of 2007 that impact comparability of our operating results.

Due to the significant impact of acquisition activities on VN revenue growth, the following tables are presented comparing revenue growth by market type for the quarters ended September 30, 2007 and 2006:

VN Revenue Comparison by Market Type -      # of
All VN Operations                            Mkts            2007               2006              Change          Percent
----------------------------------------    --------     --------------     --------------     -------------     ----------

Newly acquired markets                           13   $      4,808,639   $              -   $     4,808,639

Markets with in-market acquisitions               9          4,365,921          2,786,125         1,579,796          56.7%
                                            --------     --------------     --------------     -------------
   Acquisition related markets                   22          9,174,560          2,786,125         6,388,435

Markets with no acquisition impact               25         13,779,243         10,841,017         2,938,226          27.1%
                                            --------     --------------     --------------     -------------
                                                 47   $     22,953,803   $     13,627,142   $     9,326,661          68.4%
                                            ========     ==============     ==============     =============

VN revenues grew approximately $9.3 million between years of which 52% came from newly acquired markets, 17% came in markets with in-market acquisitions and 31% came from markets with no acquisition impact.

The following table provides a comparison of revenues related specifically to the Mederi acquisition (excludes all markets not impacted by the Mederi acquisition):

VN Markets Impacted by Mederi                      # of Mkts            2007               2006               Change
---------------------------------------------     ------------     ---------------     --------------     ---------------

Newly acquired Mederi markets                              12   $       4,499,093   $              -   $       4,499,093

Mederi markets overlapping Almost
   Family Markets                                           8           3,968,979          2,296,332           1,672,647
                                                  ------------     ---------------     --------------     ---------------
     Mederi related markets                                20   $       8,468,072   $      2,296,332   $       6,171,740
                                                  ============     ===============     ==============     ===============


Markets with acquisitions not related to Mederi generated $706,488 of revenue in the quarter ended September 30, 2007 as compared to $489,793 in 2006.

Our General and administrative salaries and benefits increased predominantly as a result of the increase in the average number of locations in operation between periods (substantially all of which were acquired), increases in wage rates and the addition of segment management staff driven by our focus on the execution of our strategic plan to develop the visiting nurse segment. As a percent of revenue, these costs declined to 39% from 45% primarily due to increased volumes (admissions), particularly in markets with no acquisition impact.

Personal Care (PC) Segment-Three Months


                                                          Three months ended September 30, 2007
                                  --------------------------------------------------------------------------------------
                                        2007                        2006                         Change
                                       Amount       % Rev          Amount        % Rev           Amount         %
                                  --------------------------------------------------------------------------------------

Net service revenues              $    9,103,218      100.0%  $     9,004,083      100.0%   $       99,135        1.1%
   Cost of service
       revenues                        6,297,942       69.2%        5,829,137       64.7%          468,805        8.0%
                                    -------------               --------------                -------------
Gross margin                           2,805,276       30.8%        3,174,946       35.3%         (369,670)     -11.6%
General and administrative
     expenses
   Salaries and benefits               1,197,849       13.2%        1,222,069       13.6%          (24,220)      -2.0%
   Other                                 719,778        7.9%          732,649        8.1%          (12,871)      -1.8%
                                    -------------               --------------                --------------
Total general and administrative       1,917,627       21.1%        1,954,718       21.7%          (37,091)      -1.9%
     expenses
                                    -------------               --------------                --------------
Operating income                  $      887,649        9.8%  $     1,220,228       13.6%   $     (332,579)     -27.3%
                                    =============               ==============                ==============

Admissions                                   677                          627                           50        8.0%
Patient months of care                    10,316                       10,396                          (80)      -0.8%
Patient days of care                     125,213                      130,412                       (5,199)      -4.0%
Billable hours                           508,081                      530,435                      (22,354)      -4.2%
Revenue per billable hour         $        17.92              $         16.97               $         0.94       -5.5%


PC operating income for the quarter was about $888,000 versus $1,220,000 in the corresponding period of last year.

Admissions increased slightly from the prior year reflecting a change in the mix of business. Revenue per billable hour increased due to a combination of rate increases and changes in the mix of business across payors and locations.

The primary reason for the difference in direct margin between periods was lower than normal workers compensation claims experience in 2006. General and Administrative Expenses did not change substantially between periods.


             Nine months ended September 30, 2007 compared with nine months ended September 30, 2006
                               -----------------------------------------------------------------------------------
                                     2007                        2006                        Change
Consolidated Nine Months            Amount      % Rev           Amount      % Rev            Amount       %
                               -----------------------------------------------------------------------------------

Net Service Revenues:
Visiting Nurse                 $   69,626,718     72.0%    $   38,169,315     59.0%     $   31,457,403    82.4%
Personal Care                      27,089,470     28.0%        26,522,753     41.0%            566,717     2.1%
                                 -------------               -------------                -------------
                               $   96,716,188    100.0%    $   64,692,068    100.0%     $   32,024,120    49.5%
                                 -------------               -------------                -------------
Operating Income
Visiting Nurse                 $   13,802,152      4.3%    $    5,810,727      9.0%     $    7,991,425   137.5%
Personal Care                       2,301,377      2.4%         2,645,209      4.1%           (343,832)  -13.0%
                                 -------------               -------------                --------------
                                   16,103,529                   8,455,936     13.1%          7,647,593    90.4%
Corporate Expense                   6,134,089      6.3%         3,730,420      5.8%          2,403,669    64.4%
Income before Interest Expense
     and Income Taxes               9,969,440     10.3%         4,725,516      7.3%          5,243,924   111.0%
Interest (Income) Expense             650,408      0.7%           (94,220)    -0.1%            744,628  -790.3%
Income Taxes                        3,711,411      3.8%         1,917,433      3.0%          1,793,978    93.6%
                                 -------------               -------------                -------------
Net Income from Continuing     $    5,607,621      5.8%    $    2,902,303      4.5%     $    2,705,318    93.2%
     Operations
                                 =============               =============                =============

EBITDA from Continuing
     Operations                $   10,600,179     11.0%    $    5,572,137      8.6%     $    5,028,042    90.2%

Our net revenues increased approximately $32 million or 50% with 82% growth in VN and 2% growth in PC. As further explained below, our VN revenue growth was driven by a combination of acquisitions, startups and same store growth. VN operating income grew substantially due to a combination of the acquisitions completed in 2006 and 2007 and due to a 27% revenue increase in VN markets not impacted by our acquisitions.

Corporate expenses increased due to additional corporate personnel wages and incentives associated with our revenue growth and performance, amortization of stock-based compensation expense in 2007 and higher professional fees related primarily to development activities and accounting and internal control matters required by the Sarbanes Oxley Act.


Interest expense was incurred on funds borrowed to finance our acquisition activities.

The effective income tax rate from continuing operations was approximately 39.8% and 39.8% in 2007 and 2006, respectively.

Visiting Nurse (VN) Segment-Nine Months


                                                              Nine months ended September 30,
                                  -----------------------------------------------------------------------------------------
                                         2007                         2006                         Change
                                        Amount        % Rev          Amount        % Rev           Amount          %
                                  -----------------------------------------------------------------------------------------

Net Service Revenues              $     69,626,718     100.0 %  $    38,169,315      100.0%  $       31,457,403    82.4 %
Cost of Service Revenues                28,228,532      40.5 %       15,471,866       40.5%          12,756,666    82.5 %
                                    ---------------               --------------              ------------------
Gross Margin                            41,398,186      59.5 %       22,697,449       59.5%          18,700,737    82.4 %
General and Administrative
     Expenses:
     Salaries and Benefits              19,398,439      27.9 %       11,682,354       30.6%           7,716,085    66.0 %
     Other                               8,197,595      11.8 %        5,204,368       13.6%           2,993,227    57.5 %
                                    ---------------               --------------              ------------------
Total General and Administrative        27,596,034      39.6 %       16,886,722       44.2%          10,709,312    63.4 %
     Expenses:
                                    ---------------               --------------              ------------------
Operating Income                  $     13,802,152      19.8 %  $     5,810,727       15.2%  $        7,991,425   137.5 %
                                    ===============               ==============              ==================

All Payors:
     Admissions                             21,767                       13,499                           8,268    61.2 %
     Patient Months of Care                 55,594                       32,391                          23,203    71.6 %
     Revenue per Patient Month    $          1,252              $         1,178              $            74.02     6.3 %
     Cost of Services per Patient
         Month                    $            508              $           478              $            30.10     6.3 %
     Billable Visits                       431,626                      253,180                         178,446    70.5 %

Average Number of Locations                     47                           29                              18

Medicare Statistics:
     Admissions                             19,536                       12,019                           7,517    62.5 %
     Medicare Revenue % of Total                94 %                         92%                            2.1     2.3 %

Due to the significant impact of acquisition activities on VN revenue growth, the following tables are presented comparing revenue growth by market type for the nine month periods ended September 30, 2007 and 2006:

VN Revenue Comparison by Market Type -       # of
All VN Operations                            Mkts            2007               2006             Change           Percent
----------------------------------------    --------     --------------     --------------    --------------     ----------

Newly acquired markets                           15   $     17,781,877   $              -  $     17,781,877

Markets with in-market acquisitions               8         13,027,203          7,582,879         5,444,324          71.8%
                                            --------     --------------     --------------    --------------
  Acquisition related markets                    23         30,809,080          7,582,879        23,226,201

Markets with no acquisition impact               24         38,817,638         30,586,436         8,231,202          26.9%
                                            --------     --------------     --------------    --------------
                                                 47   $     69,626,718   $     38,169,315  $     31,457,403          82.4%
                                            ========     ==============     ==============    ==============

VN revenues grew approximately $31.5 million between years of which 57% came from newly acquired markets, 17% came in markets with in-market acquisitions and 26% came from markets with no acquisition impact.

The following table provides a comparison of revenues related specifically to the Mederi acquisition (excludes all markets not impacted by the Mederi acquisition):


VN Markets Impacted by Mederi                      # of Mkts            2007                2006              Change
---------------------------------------------     -------------   -----------------    ---------------    ---------------

Newly acquired Mederi markets                               13          11,595,505  $               -  $      11,595,505

Mederi markets overlapping Almost
   Family Markets                                            7          11,552,911          6,204,023          5,348,888
                                                  -------------   -----------------    ---------------    ---------------
     Mederi related markets                                 20          23,148,416  $       6,204,023  $      16,944,393
                                                  =============   =================    ===============    ===============

Markets with acquisitions not related to Mederi generated $7,660,663 of revenue in the nine months ended September 30, 2007 as compared to $1,378,857 in 2006.

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

Personal Care (PC) Segment-Nine Months


                                                        Nine months ended September 30, 2007
                            --------------------------------------------------------------------------------------------
                                   2007                            2006                           Change
                                  Amount        % Rev             Amount        % Rev             Amount         %
                            --------------------------------------------------------------------------------------------

  Net Service Revenues      $     27,089,470        100.%   $     26,522,753      100.0%   $         566,717     2.1%
  Cost of Service Revenues        18,708,248         69.%         17,845,335       67.4%             862,913     4.8%
                              ---------------                  --------------                 ---------------
  Gross Margin                     8,381,222         30.%          8,677,418       32.6%            (296,196)   -3.4%
  General and
     Administrative
     Expenses:
  Salaries and Benefits            3,925,735         14.%          3,875,193       14.6%              50,542     1.3%
  Other                            2,154,110          8.%          2,157,016        8.1%              (2,906)   -0.1%
                              ---------------                  --------------                 ----------------
  Total General and                6,079,845         22.%          6,032,209       23.0%              47,636     0.8%
     Administrative
     Expenses:
                              ---------------                  --------------                 ---------------
  Operating Income          $      2,301,377          8.%   $      2,645,209        9.6%   $        (343,832)  -13.0%
                              ===============                  ==============                 ================

  Admissions                           2,058                           1,913                             145     7.6%
  Patient Months of Care              30,805                          31,216                            (411)   -1.3%
  Patient Days of Care               371,740                         384,224                         (12,484)   -3.2%
  Billable Hours                   1,500,014                       1,556,182                         (56,168)   -3.6%
  Revenue per Billable Hour $          18.06                $          17.04               $            1.02     6.0%

PC operating income for the nine months was about $2,301,000 versus $2,645,000 in the corresponding period of last year.

Admissions increased about 8% from the prior year while patient months decreased slightly reflecting a change in the mix of business, particularly in the first quarter. Revenue per billable hour increased due to a combination of rate increases and changes in the mix of business across payors and locations.

Direct margin was higher in the nine months ended September 30, 2006 than in 2007 due to lower than normal workers compensation claims experience. General and Administrative Expenses did not change substantially between periods.

Insurance Programs

We bear significant insurance risk under our large-deductible workers' compensation insurance program and our self-insured employee health program. Under the workers' compensation insurance program, we bear risk up to $400,000 per incident. We purchase stop-loss insurance for the employee health plan that places a specific limit, generally $100,000, on our exposure for any individual covered life.

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against us by various claimants. The claims are in various stages of processing and some may ultimately be brought to trial. We are aware of incidents that have occurred through September 30, 2007 that may result in the assertion of additional claims. We currently carry professional and general liability insurance coverage for this exposure with no deductible. Prior to April 1, 2007 we carried coverage with a deductible per claim of $500,000.

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

Liquidity and Capital Resources

Revolving Credit Facility

We have a $22.5 million credit facility with JP Morgan Chase Bank, NA (successor by merger to Bank One, NA), as amended August 7, 2007, with an expiration date of June 30, 2008 We have secured a commitment from JP Morgan Chase Bank, NA for extension of the facility through June 30, 2010. The credit facility bears interest at the bank's prime rate plus a margin (ranging from -0.75% to -0.25%, currently -0.75%) dependent upon total leverage and is secured by substantially all assets and the stock of our subsidiaries. The weighted average interest rates were 7.43% and 7.17% for the quarters ended September 30, 2007 and 2006, respectively. We pay a commitment fee of 0.25% per annum on the unused facility balance. Borrowings are available equal to the greater of: a) a multiple of four times earnings before interest, taxes, depreciation and amortization (As Defined EBITDA) or b) an asset based formula, primarily based on accounts receivable. "As Defined EBITDA" of acquired operations, up to 50% of base "As Defined EBITDA," may be included in the availability calculations. Borrowings under the facility may be used for working capital, capital expenditures, acquisitions, development and growth of the business and other corporate purposes. As of September 30, 2007, the formula permitted approximately $22.5 million to be used, of which $4.0 million was outstanding. We have irrevocable letters of credit, totaling $2.9 million outstanding in connection with our self-insurance programs. Thus, a total of $15.6 million was available for use at September 30, 2007. Our revolving credit facility is subject to various financial covenants. As of September 30, 2007, we were in compliance with the covenants. Under the most restrictive of our covenants, we are required to maintain minimum net worth of at least $10.5 million.

Cash Flows
Key elements to the Consolidated Statements of Cash Flows for the nine months ending September 30, 2007 and 2006 were:

Net Change in Cash and Cash Equivalents                              2007                  2006
---------------------------------------
                                                               ------------------    ------------------
Provided by (used in):
Operating activities                                         $          6,168,316 $         2,215,528
Investing activities                                                   (1,048,287)         (4,010,884)
Financing activities                                                   (8,580,487)             92,256
Discontinued operations activities                                        (73,434)            626,246
                                                               ------------------    ------------------
Net decrease in cash and cash equivalents                     $        (3,533,890)$        (1,076,854)
                                                               ==================    ==================

2007
Net cash provided by operating activities resulted principally from current period income, net of changes in accounts receivable, accounts payable and accrued expenses. Accounts receivable days revenues outstanding were 44 at September 30, 2007, and 50 at December 31, 2006. The cash used in investing activities is primarily due to the acquisition completed in January 2007 for approximately $542,000 and capital expenditures in the amount of $506,000. Net cash used in financing activities resulted primarily from stock option exercises, net repayments of the revolving credit facility and the payment of a note payable from a 2005 acquisition. The Company's stock option plans permit optionees to have option shares withheld on exercises in lieu of submitting to the Company the amount necessary for income tax withholdings. Such withholding of shares in lieu of taxes is shown in the cash flow statement as a repurchase of shares in the amount of $3.8 million. The Company receives a current tax deduction for compensation expense subject to IRS limits. Such deductions related to stock option exercises in the March 2007 quarter, is shown in the cash flow statement as a cash inflow of approximately of $704,000.

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

Medicare Reimbursement Regulations for 2008

In August 2007 the Centers for Medicare & Medicaid Services (CMS) published final regulations updating and revising the Medicare prospective payment system for home health (HH-PPS) for 2008 (the "2008 Final Rule"). The 2008 Final Rule will go into effect on January 1, 2008.

Under the HH-PPS providers are reimbursed on the basis of a 60-day episode following a formula dependent upon, among other factors, the patient's medical condition, the number of visits performed in the episode and the locale in which the patient resides.

The following are the more significant changes included in the 2008 Final Rule:
o  A "market basket" rate increase of 3% to the episodic payment rate for 2008.
o  A decrease in the episodic payment rate of 2.75% for each of the years
   2008 through 2010 and a decrease of 2.71% for 2011 (the "Case Mix Creep Adjustment"). This rate cut was rationalized by CMS in the regulations as offsetting coding increases from 1999 through 2005 that CMS believes are not related to changes in the underlying health of patients.
o The national 60-day episodic payment rate for 2007 was $2,339 and for 2008 will be $2,270, reflecting both the 3% market basket increase and the 2.75% rate cut described above as well as certain other adjustments the more significant of which are described below.
o A move from 80 different patient driven coding categories (Home Health Reimbursement Groups or "HHRG"s) to 153 HHRGs.
o Establishment of eight different break points in therapy visit thresholds used to determine reimbursement related to therapy services. In 2008 reimbursement will change at each of the following visit thresholds: 6, 7, 10, 11, 14, 16, 18 and 20 visits. In 2007 there was a single threshold at 10 therapy visits.
o A small increase in the reimbursement provided for certain episodes in which 4 or fewer visits are provided. A corresponding and offsetting adjustment was made to the national payment rate described above.
o Segregation of the reimbursement for non-routine medical supplies based on a new formula separate from the national payment rate. A corresponding and offsetting adjustment was made to the national payment rate described above.
o A revision in the reimbursement formula provided for certain episodes in which a high number of visits is required to meet the needs of the patient. This revision results in a decrease in the amount of reimbursement for these episodes. A corresponding and offsetting adjustment was made to the national payment rate described above.

We believe the 2008 Final Rule will have the following implications:
o The Case Mix Creep Adjustment for years 2008-2011 will put downward pressure on margins in the home health industry and in our Visiting Nurse segment. The extent of the downward pressure will be influenced by a number of factors including but not limited to future: wage rate inflation, transportation costs, demand for and availability of clinicians, market basket increases and further changes to Medicare reimbursement made by either CMS or Congress.
o Outcome of the refinements to the case mix formula will be dependent upon the type and needs of the patients actually seen in 2008, and the clinical and other aspects of the care plans employed to care for those patients, all of which may differ from those experienced historically.
o Within the framework of providing the highest quality outcomes for our patients, we expect to take actions in response to the changing reimbursement environment with the goal of improving our clinical, operational and marketing efficiencies.
o We believe the increased complexity of the reimbursement environment, combined with the long-term effect of the Case Mix Creep Adjustment, will likely increase the supply of acquisition candidates available to us.

Potential Legislative Action
Over the course of 2007 there has been legislative activity in both the U.S. Senate and the U.S. House of Representatives regarding potential changes in Medicare reimbursement. In this activity Congress has attempted to address a number of issues including the State Children's Health Insurance Program (SCHIP) and a scheduled 10% reduction in Medicare payments for physicians currently scheduled to go into effect in January 2008. To date no changes in the law have been enacted, but one proposed bill included a cut to the 2008 3% "market basket" increase in home health reimbursement described in the above discussion of the 2008 Final Rule.

There continues to be Congressional activity on these topics. We are unable to predict when, or if, any legislation will ultimately become law or whether any such legislation, if enacted, will cut any, all or a portion of the 2008 3% "market basket" increase in home health reimbursement.

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

EBITDA
EBITDA is defined as income before depreciation and amortization, net interest expense and income taxes. EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States of America. It should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating, investing or financing activities, or any other measure calculated in accordance with generally accepted accounting principles. The items excluded from EBITDA are significant components in understanding and evaluating financial performance and liquidity. Management routinely calculates and communicates EBITDA and believes that it is useful to investors because it is commonly used as an analytical indicator within our industry to evaluate performance, measure leverage capacity and debt service ability, and to estimate current or prospective enterprise value. EBITDA is also used in measurements of borrowing availability and certain covenants contained in our credit agreement.

The following table sets forth a reconciliation of Continuing Operations
 Net Income -- As Adjusted to EBITDA:



                                         Three months ended September 30,         Nine months ended September 30,
                                        --------------------------------------------------------------------------
                                             2007                2006               2007               2006
                                        --------------------------------------------------------------------------

Net income from continuing                   1,906,600   $     1,045,771     $       5,607,621  $       2,902,303
operations                           $

Add back:
   Interest income (expense)                   153,480            (33,275)            650,408            (94,220)
   Income taxes                              1,261,360            677,507           3,711,411          1,917,433
   Depreciation and
      amortization                             198,640            259,532             630,739            846,621
                                        ---------------     ---------------    ---------------    ----------------
 Earnings before interest,
   income taxes, depreciation
   and amortization (EBITDA)
   from continuing operations         $       3,502,080   $      1,949,535   $      10,600,179  $       5,572,137
                                        ===============     ===============    ===============    ================


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Instruments

The Company does not use derivative instruments.

Market Risk of Financial Instruments

Our primary market risk exposure with regard to financial instruments is to changes in interest rates.

At September 30, 2007, a hypothetical 100 basis point increase in short-term interest rates would result in a decrease of approximately $40,000 in annual pre-tax earnings.

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

                                                     Commission File No. 1-9848

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Information regarding risk factors appears in our Form 10-K for the year ending December 31, 2006, under the heading "Special Caution Regarding Forward - Looking Statements" and in the Form 10-K Part I, Item 1A. Risk Factors. There have been no material changes from the risk factors previously disclosed in our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other information

None

Item 6. Exhibits

  10.1*
   Asset Purchase Agreement dated as of October 23, 2007 among (i) the Registrant, Caretenders Visiting Services of Hernando County, LLC, Caretenders Visiting Services of Pinellas County, LLC, and Mederi Caretenders VS of Tampa, LLC, (ii) Quality of Life Holdings, Inc., Quality of Life Home Health Services, Inc., Quality of Life Home Health Services of Hillsborough, Inc., and Quality of Life Homecare of Hernando, Inc., and (iii) Michael Moses, James Heenan and Rosalind M. Heenan, including executed copies of the following exhibits: (listed omitted schedules will be furnished supplementally to the SEC upon request):

           (A) Assignment and Assumption Agreements dated as of October 26, 2007, between various parties to the Agreement.

           (B)   Confidentiality, Nonsolicitation and
                 Noncompetition Agreement dated as of October
                 26, 2007 among (i) the Registrant, Caretenders Visiting Services of Hernando County, LLC, Mederi Caretenders VS of Tampa, LLC, and Caretenders Visiting Services of Pinellas County, LLC and (ii) Quality of Life Holdings, Inc., Quality of Life Home Health Services, Inc., Quality of Life Home Health Services of Hillsborough, Inc., Quality of Life Homecare of Hernando, Inc., Michael Moses, James Heenan and Rosalind M. Heenan;

           (C)   Registration Rights Agreement dated October 26,
                 2007 between the Registrant and Quality of Life
                 Holdings, Inc., and

           (D)   Stock Pledge Agreement dated as of October 26,
                 2007 between the Registrant and Quality of Life
                 Holdings, Inc.

  10.2**
  Registration Rights Agreement dated October 26, 2007 between the Registrant and Quality of Life Holdings, Inc.

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


                  *Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K dated October 26, 2007.

                  **Incorporated by reference to Exhibit C to Exhibit 10.1 of the Registrant's Current Report on Form 8-K dated October 26, 2007.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   ALMOST FAMILY, INC.

Date: November 14, 2007        By    /s/ William B. Yarmuth
                                     ----------------------
                                     William B. Yarmuth
                                     Chairman of the Board, President & Chief
                                     Executive Officer


                               By    /s/ C. Steven Guenthner
                                     -----------------------
                                     C. Steven Guenthner
                                     Senior Vice President and
                                     Chief Financial Officer