Form 10-K
period 2007-12-31
ALMOST FAMILY INC
filed 2008-03-12
CIK 799231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                 Accelerated filer ☒

Non-accelerated filer ☐Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

As of June 30, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $85,343,085 based on the last sale price of a share of the common stock as of June 30, 2007 ($19.25), as reported by the NASDAQ Global Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

____________Class______________	_	Outstanding at March 7, 2008
Common Stock, $.10 par value per share	5,531,921 Shares

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant's Annual Meeting of Stockholders is incorporated by reference in Part III to the extent described therein.

TABLE OF CONTENTS

PART I	4
Item 1. Business	5
Item 1A. Risk Factors	16
Item 1B. Unresolved Staff Comments	24
Item 2. Properties	24
Item 3. Legal Proceedings	24
Item 4. Submission of Matters to a Vote of Security Holders	25
PART II	26
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	26
Item 6. Selected Financial Data	26
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	28
Item 7A. Quantitative and Qualitative Disclosures about Market Risk	43
Item 8. Financial Statements and Supplementary Data	44
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	70
Item 9A. Controls and Procedures	70
Item 9B. Other Information	70
PART III	71
Item 10. Directors, Executive Officers and Corporate Governance	71
Items 11, 12, 13 and 14. Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions; and Director Independence; and Principal Accountant Fees and Services	72
PART IV	73
Item 15. Exhibits and Financial Statement Schedules	73

Special Caution Regarding Forward-Looking Statements

Certain statements contained in this annual report on Form 10-K, including, without limitation, statements containing the words "believes," "anticipates," "intends," "expects," "assumes," "trends" and similar expressions, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon the Company's current plans, expectations and projections about future events. However, such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, the following:

•	general economic and business conditions;
•	demographic changes;
•	changes in, or failure to comply with, existing governmental regulations;
•	legislative proposals for healthcare reform;
•	changes in Medicare and Medicaid reimbursement levels, including a possible cut in the 2008 “market basket” increase in home health reimbursement;
•	effects of competition in the markets in which the Company operates;
•	liability and other claims asserted against the Company;
•	ability to attract and retain qualified personnel;
•	availability and terms of capital;
•	loss of significant contracts or reduction in revenues associated with major payer sources;
•	ability of customers to pay for services;
•	business disruption due to natural disasters or terrorist acts;
•

ability to successfully integrate the operations of acquired businesses and achieve expected synergies and operating efficiencies from the acquisition, in each case within expected time-frames or at all;

•	effect on liquidity of the Company's financing arrangements; and,
•	changes in estimates and judgments associated with critical accounting policies and estimates.

For a detailed discussion of these and other factors that could cause the Company's actual results to differ materially from the results contemplated by the forward-looking statements, please refer to Item 1A. "Risk Factors" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission ("SEC"), the Company does not intend to publicly release any revisions to forward-looking statements to reflect unforeseen or other events after the date of this report. The Company has provided a detailed discussion of risk factors within this annual report on Form 10-K and various filings with the SEC. The reader is encouraged to review these risk factors and filings.

PART I

ITEM 1. BUSINESS

In this report, the terms “Company,” “we,” “us” or “our” mean Almost Family, Inc. and all subsidiaries included in our consolidated financial statements.

Introduction

Almost Family, Inc. TM and subsidiaries (collectively "Almost Family") is a leading, regionally focused provider of home health services. We have service locations in Florida, Kentucky, Ohio, Connecticut, Massachusetts, Alabama, Indiana, Illinois and Missouri (in order of revenue significance).

We were incorporated in Delaware in 1985. Through a predecessor merged into the Company in 1991, we have been providing health care services, primarily home health care, since 1976. On January 31, 2000, we changed the Company’s name to Almost Family, Inc. from Caretenders ® HealthCorp. We reported approximately $132 million of revenues from continuing operations in the year ended December 31, 2007. Unless otherwise indicated, the financial information included in Part I is for continuing operations.

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

Our VN segment, which we operate primarily under the trade names "CaretendersTM" and "Mederi-Caretenders," provides a comprehensive range of Medicare-certified home health nursing services to patients in need of recuperative care, typically following a period of hospitalization or care in another type of inpatient facility. Our services are often provided to patients in lieu of additional care in other settings, such as long term acute care hospitals, inpatient rehabilitation hospitals or skilled nursing facilities. Our nurses, therapists, medical social workers and home health aides work closely with patients and their families to design and implement an individualized treatment response to a physician-prescribed plan of care. We also offer specialty programs based on local needs, such as our Cardiocare Program, Orthopedic Program, Urology Program, Optimum Balance Program, and Telehealth Monitoring Program. VN Medicare revenues are generated on a per episode basis rather than a fee per visit or hourly basis. Approximately 94% of the VN segment revenues are generated from the Medicare program while the balance is generated from Medicaid and private insurance programs.

Our PC segment, which we operate under the trade name “Almost Family,” provides services in patients' homes on an as-needed, hourly, or live-in basis. These services include personal care, medication management, meal preparation, caregiver respite and homemaking. Our services are often provided to patients who would otherwise be admitted to skilled nursing facilities for long term custodial care. PC revenues are generated on an hourly basis. Approximately 70% of the PC segment revenues are generated from Medicaid and other government programs while the balance is generated from insurance programs and private pay patients.

Additional financial information about our segments can be found in Note 11 of our consolidated financial statements and related notes included elsewhere in this Form 10-K.

Our View on Reimbursement and Diversification of Risk

Our Company is highly dependent on government reimbursement programs which pay for the majority of the services we provide to our patients. Reimbursement under these programs, primarily Medicare and Medicaid, is subject to frequent changes as policy makers balance constituents’ needs for health care services within the constraints of the specific government’s fiscal budgets.

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

Our Business Plan

Our future success depends on our ability to execute our business plan. Over the next three to five years we will try to accomplish the following:

•	Generate meaningful same store sales growth through the focused provision of high quality services and attending to the needs of our patients;

•	Expand the significance of our Visiting Nurse, Medicare-based, home health services by selectively acquiring other quality providers, and through the startup of new agencies; and

•	Expand our capital base through both earnings performance and by seeking additional capital investments in our Company.

Overview of Our Services

Visiting Nurse Services (VN)

Our Visiting Nurse services consist primarily of the provision of skilled in-home medical services to patients in need of short-term recuperative health care. A majority of our patients receive this care immediately following a period of hospitalization or care in another type of in-patient facility. We operate thirty-three (33) Medicare-certified home health agencies with a total of fifty-one (51) locations. In the year ended December 31, 2007, approximately 94% of our visiting nurse segment revenues were derived from the Federal Medicare program.

Our Visiting Nurse segment, which uses the trade name “CaretendersTM” or “Mederi-Caretenders” as primary trade names in most of its markets, provides a comprehensive range of Medicare-certified home health nursing services. We also receive payment from Medicaid and private insurance companies. Our professional staff includes registered nurses, licensed practical nurses, physical, speech and occupational therapists, and medical social workers. They monitor medical treatment plans prescribed by physicians. Our professional staff is subject to state licensing requirements in the particular states in which they practice. Para-professional staff members (primarily home health aides) also provide care to these patients.

Our Visiting Nurse segment operations located in Florida normally experience higher admissions during the first quarter and lower admissions during the third quarter than in the other quarters due to seasonal population fluctuations.

Personal Care Services (PC)

Our PC segment services are also provided in patients’ homes. These services (generally provided by para-professional staff such as home health aides) are generally of a custodial rather than skilled nature. PC revenues are generated on an hourly basis. We currently operate twenty-two (22) personal care locations.

As of December 31, 2007, our operating locations were as follows:

	Visiting Nurse	Personal Care
Locations	Branches	Branches
Florida:
Bradenton	2	-
Brandon	1	-
Brooksville	2	-
Delray	1	-
Fort Lauderdale	1	1
Fort Myers	1	-
Gainesville	1	-
Holiday	1	-
Inverness	1	-
Jacksonville	1	1
Largo	1	-
Melbourne	1	-
Naples	1	1
New Port Richey	1	-
Ocala	1	-
Orlando	1	-
Palm Coast	1	-
Pinellas Park	1	-
Port Charlotte	1	-
Port St. Lucie	1	1
Sarasota	1	1
Sebring	1	-
St. Augustine	1	-
Tampa	1	-
Tavares	1	-
Titusville	1	-
Vero Beach	1	-
West Palm Beach	1	1
Kentucky:
Danville	1	-
Elizabethtown	1	-
Frankfort	1	-
Shepherdsville	1	-
Lexington	1	1
Louisville	2	1
Northern KY (metro Cincinnati)	1	1
Owensboro	1	1
Shelbyville	1	-
Ohio:
Akron	1	1
Cleveland	2	2
Columbus	-	1
Youngstown	1	-
Connecticut:
Bridgeport	-	1
Danbury	-	1
New London	-	1
Stamford	-	1
Waterbury	-	1
West Haven	-	1
Massachusetts:
Boston	1	1
Indiana:
New Albany	1	-
Illinois:
Breese	1	-
Swansea	1	-
Missouri:
St. Louis	1	-
Sullivan	1	-
Alabama:
Birmingham	1	1
Total	51	22

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

The following table sets forth our revenues from continuing operations derived from each major class of payor during the indicated periods (by percentage of net revenues):

Payor Group	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Medicare	68.5%	55.6%	49.0%
Medicaid and Other Government Programs	21.8%	31.0%	34.3%
Insurance and private pay	9.7%	13.4%	16.7%

Medicare revenues are earned only in our VN segment where they account for 94% of segment revenues. Historical changes in payment sources are primarily a result of changes in the types of customers we attract.

See “Government Regulation” and “Risk Factors.” We will monitor the effects of such items and may consider modifications to our expansion and development strategy when and if necessary.

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

Acquisitions During 2007

During 2007 the Company acquired 5 visiting nurse branch locations. These operations added to our market presence in Florida and Ohio.

On October 26, 2007 the Company acquired the assets of all the Medicare-certified home health agencies owned and operated by Quality of Life Holdings, Inc. (Quality of Life) for an initial purchase price of $10 million, consisting of $8 million cash, and $2 million (or approximately 101,000 shares) of Almost Family common stock (restricted). Additional consideration of up to $6.9 million may be paid contingent primarily upon the achievement of certain development targets following the closing. The cash portion of the transaction paid at closing was funded from borrowings available on the Company’s senior credit facility. The acquired operations generated net revenues of approximately $8.6 million in the year ended December 31, 2006.

On January 15, 2007, the Company acquired the fixed assets and business operations of a home health agency with one personal care branch and one Medicare-certified branch located in Jacksonville, Florida. The total purchase price of $600,000 was paid in cash. The Company assumed employee paid-time-off liabilities of approximately $32,000 and fixed assets of approximately $19,000, with the purchase price balance recorded as goodwill (approximately $500,000). The cash portion of the transaction was funded from borrowings available on the Company’s senior credit facility. The acquired operations generated net revenues of approximately $1.3 million in the year ended December 31, 2006.

Acquisitions During 2006

During 2006, the Company acquired 24 visiting nurse branch locations, one of which was essentially a startup operation. These operations added to our market presence in Florida, and gave us market presence in Alabama, Illinois and Missouri.

On December 3, 2006, the Company acquired all the Medicare-certified home health agencies owned and operated by Mederi, Inc., located in Coconut Grove, Florida. The total purchase price of $20.4 million was paid $11.7 million in cash, approximately $3 million or 100,000 shares of Almost Family common stock (restricted) and $4 million in the form of two notes payable bearing interest at 6% payable quarterly with the principal due in a balloon payment two years from the closing date. The Company assumed employee paid-time-off liabilities of approximately $397,000 and a Medicare liability of approximately $1.3 million. Approximately $1.7 million of additional consideration was accrued as of December 31, 2007 and paid in March 2008 pursuant to the acquisition agreement based on achievement of certain targets in 2007. Additional consideration of up to $3.3 million in cash may be paid to the seller contingent primarily upon the achievement of certain revenue targets in 2008. The cash portion of the transaction was funded from borrowings available on the Company’s senior credit facility. The acquired operations generated net revenues of approximately $23.8 million in the year ended June 30, 2006. The Mederi acquisition significantly expanded the Company’s presence and penetration in the state of Florida and gave the Company new market presence in the states of Missouri and Illinois.

On September 18, 2006, the Company acquired the business operations of a Medicare-certified home health agency located in Ft. Lauderdale, Florida. The total purchase price of $1.1 million was paid $1.0 million in cash with the $100,000 balance in the form of a note payable bearing interest at 6% payable quarterly which was paid in full in 2007. The Company funded the cash portion of the purchase price from available cash on deposit.

On June 30, 2006, the Company acquired all the assets and business operations of a Medicare-certified home health agency located in Birmingham, Alabama. The total purchase price of $982,000 was paid $810,000 in cash and $100,000 in the form of a note payable bearing interest at 6% payable quarterly which was paid in full in 2007. The remaining $72,000 is comprised of assumed employee time off liabilities. The Company funded the cash portion of the purchase price from available cash on deposit.

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

Competition, Marketing and Customers

The visiting nurse industry is highly competitive and fragmented. Competitors include larger publicly held companies such as Gentiva (NasdaqGS: GTIV) and Amedisys (NasdaqGS: AMED), numerous privately held multi-site home care companies, privately held single-site agencies and a significant number of hospital-based agencies. In some locations, county health departments operate home health agencies. Competition for customers at the local market level is very fragmented and market specific. Generally each local market has its own competitive profile and no one competitor has significant market share across all our markets. To our best knowledge, no individual provider has more than 3% share of the national market.

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

We expect government officials to continue to review and assess alternative health care delivery systems and payment methodologies. Changes in the law or new interpretations of existing laws may have a dramatic effect on the definition of permissible or impermissible activities, the relative cost of doing business, and the methods and amounts of payments for medical care by both governmental and other payors. We expect legislative changes to “balance the budget” and slow the annual rate of growth of Medicare and Medicaid to continue. Such future changes may further impact reimbursement for our services. There can be no assurance that future legislation or regulatory changes will not have a material adverse effect on our operations.

Medicare Rates

On October 1, 2000, Medicare implemented the Prospective Payment System (“PPS”) and began paying providers of home health care at fixed, predetermined rates for services and supplies bundled into 60-day episodes of home health care. An episode of home health care spans a 60-day period, starting with the first day a billable visit is furnished to a Medicare beneficiary and ending 60 days later. If a patient is still in treatment on the 60th day a new episode begins on the 61st day regardless of whether a billable visit is rendered on that day and ends 60 days later. The first day of a consecutive episode, therefore, is not necessarily the new episode’s first billable visit. A base episode payment is established by the Medicare Program through federal legislation for all episodes of care ended on or after the applicable time periods detailed below:

Period	Base episode Payment (1)
April 1, 2004 through December 31, 2004	$2,213
January 1, 2005 through December 31, 2006	$2,264
January 1, 2007 through December 31, 2007	$2,339
January 1, 2008 through December 31, 2008	$2,270

(1)

The actual episode payment rates, as presented in the table vary, depending on the home health resource groups (“HHRGs”) to which Medicare patients are assigned and the per episode payment is typically reduced or increased by such factors as the patient’s clinical, functional, and services utilization characteristics.

Under PPS for Medicare reimbursement, we record net revenues based on a reimbursement rate that varies based on the severity of the patient’s condition, service needs and other related factors. We record net revenues as services are rendered to patients over the 60-day episode period. At the end of each month, a portion of our revenue is estimated for episodes in progress.

Medicare reimbursement, on an episodic basis, is subject to adjustment if there are significant changes in the patient’s condition during the treatment period or if the patient is discharged but readmitted to another agency within the same 60-day episodic period. Our revenue recognition under the Medicare reimbursement program is based on certain variables including, but not limited, to: (i) changes in the base episode payments established by the Medicare Program; (ii) adjustments to the base episode payments for partial episodes and for other factors, such as case mix, geographic wages, low utilization and intervening events; and, (iii) recoveries of overpayments. Adjustments to revenue result from differences between estimated and actual reimbursement amounts, an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. We recognize Medicare revenue on an episode-by-episode basis during the course of each episode over its expected number of visits.

Effective January 1, 2007, the Medicare standard episode rates increased 3.3%. Based on current law and regulation, Medicare rates will change each January 1 thereafter, based on a statutory formula the intent of which is to cause reimbursement rates to reflect changes in the costs of providing services minus 0.8% per year.

Refer to the “Risk Factors” below, the “Notes to the Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

Medicare Reimbursement Regulations for 2008

In August 2007 the Centers for Medicare & Medicaid Services (CMS) published final regulations updating and revising the Medicare prospective payment system for home health (HH-PPS) for 2008 (the “2008 Final Rule”). The 2008 Final Rule became effective on January 1, 2008.

Under the HH-PPS providers are reimbursed on the basis of a 60-day episode following a formula dependent upon, among other factors, the patient’s medical condition, the number of visits performed in the episode and the locale in which the patient resides.

The following are the more significant changes included in the 2008 Final Rule:

•	A “market basket” rate increase of 3% to the episodic payment rate for 2008.
•

A decrease in the episodic payment rate of 2.75% for each of the years 2008 through 2010 and a decrease of 2.71% for 2011 (the “Case Mix Creep Adjustment”). This rate cut was rationalized by CMS in the regulations as offsetting coding increases from 1999 through 2005 that CMS believes are not related to changes in the underlying health of patients.

•

The national 60-day episodic payment rate for 2007 was $2,339 and for 2008 will be $2,270, reflecting both the 3% market basket increase and the 2.75% rate cut described above as well as certain other adjustments the more significant of which are described below.

•	A move from 80 different patient driven coding categories (Home Health Reimbursement Groups or “HHRGs”) to 153 HHRGs.
•

Establishment of eight different break points in therapy visit thresholds used to determine reimbursement related to therapy services. In 2008 reimbursement will change at each of the following visit thresholds: 6, 7, 10, 11, 14, 16, 18 and 20 visits. In 2007 there was a single threshold at 10 therapy visits.

•

A small increase in the reimbursement provided for certain episodes in which 4 or fewer visits are provided (“LUPA: episodes). A corresponding and offsetting adjustment was made to the national payment rate described above.

•

Segregation of the reimbursement for non-routine medical supplies based on a new formula separate from the national payment rate. A corresponding and offsetting adjustment was made to the national payment rate described above.

•

A revision in the reimbursement formula provided for certain episodes in which a high number of visits are required to meet the needs of the patient. This revision results in a decrease in the amount of reimbursement for these episodes. A corresponding and offsetting adjustment was made to the national payment rate described above.

We believe the 2008 Final Rule will have the following implications:

•

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

•

Outcome of the refinements to the case mix formula will be dependent upon the type and needs of the patients actually seen in 2008, and the clinical and other aspects of the care plans employed to care for those patients, all of which may differ from those experienced historically.

•

Within the framework of providing the highest quality outcomes for our patients, we expect to take actions in response to the changing reimbursement environment with the goal of improving our clinical, operational and marketing efficiencies.

•

We believe the increased complexity of the reimbursement environment, combined with the long-term effect of the Case Mix Creep Adjustment, will likely increase the supply of acquisition candidates available to us.

In 2007 there was legislative activity in both the U.S. Senate and the U.S. House of Representatives regarding potential changes in Medicare reimbursement. In this activity Congress attempted to address a number of issues including the State Children's Health Insurance Program (SCHIP) and a scheduled 10% reduction in Medicare payments for physicians currently scheduled to go into effect in July 2008. To date no changes in the law have been enacted, but one proposed bill included a cut to the 2008 3% "market basket" increase in home health reimbursement described in the above discussion of the 2008 Final Rule.

There continues to be Congressional activity on these topics. We are unable to predict when, or if, any legislation will ultimately become law or whether any such legislation, if enacted, will cut any, all or a portion of the 2008 3% "market basket" increase in home health reimbursement.

Medicaid Reimbursement

As shown in “Compensation for Services” above, approximately 22% of our 2007 revenues were derived from state Medicaid and Other Government Programs, many of which periodically face significant budget issues. The financial condition of the Medicaid programs in each of the states in which we operate is cyclical and many may be expected from time to time to take actions or evaluate taking actions to control the rate of growth of Medicaid expenditures. Among these actions are the following:

•	Redefining eligibility standards for Medicaid coverage
•	Redefining coverage criteria for home and community based care services
•	Slowing payments to providers by increasing the minimum time in which payments are made
•	Limiting reimbursement rate increases
•	Increased utilization of self-directed care alternatives
•	Shifting beneficiaries from traditional coverage to Medicaid managed care providers
•	Changing regulations under which providers must operate

The actions that might be taken or considered are because the number of Medicaid beneficiaries and their related expenditures are growing at a faster rate than the government’s revenue. Medicaid is consuming a greater percentage of the budget. This issue is exacerbated when revenues slow in a slowing economy. We believe that these financial issues are cyclical in nature rather than indicative of the long-term prospect for Medicaid funding of health care services. Additionally, we believe our services offer the lowest cost alternative to institutional care and are a part of the solution to the states’ Medicaid financing problems. It is possible however, that the actions taken by the state Medicaid programs in the future could have a significant unfavorable impact on our results of operations, financial condition and liquidity.

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

Insurance Programs and Costs

We bear significant insurance risk under our large-deductible workers’ compensation insurance programs and our self-insured employee health program. Under our workers’ compensation insurance program, we bear risk up to $400,000 per incident. We purchase stop-loss insurance for our employee health plan that places a specific limit, generally $100,000, on our exposure for any individual covered life.

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against us by various claimants. The claims are in various stages of processing and some may ultimately be brought to trial. We also know of incidents that have occurred through December 31, 2007 that may result in the assertion of additional claims. We carry insurance coverage for this exposure with no deductible. Prior to April 1, 2007 the Company carried coverage with a deductible per claim of $500,000.

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

Executive Officers

See Part III, Item 10 of this Form 10-K for information about the company’s executive officers.

Employees and Labor Relations

As of December 31, 2007 we had approximately 4,800 employees. None of our employees are represented by a labor organization. We believe our relationship with our employees is satisfactory.

Discontinued Operations

We follow the guidance in SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” and, when appropriate, reclassify operating units closed, sold, or held for sale out of continuing operations and into discontinued operations for all periods presented. During 2007, the PC segment had three facilities and during 2006, the VN segment had one facility that met the criteria to be reclassified as discontinued operations. For all the years presented in this report, these facilities have been reclassified. Net losses from the discontinued operations were approximately $(211,000), ($76,000) and ($236,000) in the years ended December 31, 2007, 2006 and 2005 respectively, and such amounts are included in net loss from discontinued operations in the accompanying financial statements.

On September 20, 2005, the Company completed an asset sale transaction to divest of its adult day care (ADC) segment to Active Services, Inc. ADC operations are now reported as discontinued operations. The purchase price consisted of $13.6 million cash plus assumption of approximately $1.4 million of debt. In return, Active Services acquired substantially all the assets and assumed certain working capital liabilities related to Almost Family’s 19 adult day care centers which generated approximately $21.0 million in annual revenues. The transaction closed on September 30, 2005. Proceeds of the sale were used to retire debt with the balance invested in cash equivalents at December 31, 2005. The Company reported an after-tax gain on the sale totaling $5.1 million.

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

Risks Related to Our Industry

Our profitability depends principally on the level of government-mandated payment rates. Reductions in rates, or rate increases that do not cover cost increases, may adversely affect our business.

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

Each of our home care agencies must comply with the extensive conditions of participation in the Medicare program. If any of our agencies fail to meet any of the Medicare conditions of participation, that agency may receive a notice of deficiency from the applicable state surveyor. If that agency then fails to institute a plan of correction to correct the deficiency within the correction period provided by the state surveyor, that agency could be terminated from the Medicare program. Any termination of one or more of our home care agencies from the Medicare program for failure to satisfy the program’s conditions of participation could adversely affect our net service revenue and profitability.

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

The federal government and the states in which we operate regulate our industry extensively. The laws and regulations governing our operations, along with the terms of participation in various government programs, regulate how we do business, the services we offer, and our interactions with patients and the public. These laws and regulations, and their interpretations, are subject to frequent change. Changes in existing laws and regulations, or their interpretations, or the enactment of new laws or regulations could reduce our profitability by:

•	increasing our liability;
•	increasing our administrative and other costs;
•	increasing or decreasing mandated services;
•	forcing us to restructure our relationships with referral sources and providers; or
•	requiring us to implement additional or different programs and systems.

For example, Congress enacted the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which mandates that provider organizations enhance privacy protections for patient health information. This requires companies like us to develop, maintain and monitor administrative, information, and security systems to prevent inappropriate release of protected health information. Compliance with this law has added, and will continue to add, costs that affect our profitability. Failure to comply with HIPAA could result in fines and penalties, as well as our exclusion from Medicare and Medicaid programs.

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

We are required to comply with federal and state laws, generally referred to as “anti-kickback laws,” that prohibit certain direct and indirect payments or fee-splitting arrangements between healthcare providers that are designed to encourage the referral of patients to a particular provider for medical services. In addition to enacting anti-kickback laws, some of the states in which we operate have enacted laws prohibiting certain business relationships between physicians and other providers of healthcare services. We currently have contractual relationships with certain physicians who provide consulting services to our company. Many of these physicians are current or potential referral sources. Although we believe our physician consultant arrangements currently comply with state and federal anti-kickback laws and state laws regulating relationships between healthcare providers, we cannot assure you that courts or regulatory agencies will not interpret these laws in ways that will implicate our physician consultant arrangements. Violations of anti-kickback and similar laws could lead to fines or sanctions that may have a material adverse effect on our operations.

We may be subject to substantial malpractice or other similar claims.

The services we offer involve an inherent risk of professional liability and related substantial damage awards. On any given day, we have several hundred nurses and other direct care personnel driving to and from patients’ homes where they deliver medical and other care. Due to the nature of our business, we and the caregivers who provide services on our behalf may be the subject of medical malpractice claims. These caregivers could be considered our agents, and, as a result, we could be held liable for their medical negligence. We cannot predict the effect that any claims of this nature, regardless of their ultimate outcome, could have on our business or reputation or on our ability to attract and retain patients and employees. We maintain malpractice liability insurance and are responsible for amounts in excess of the limits of our coverage.

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

A shortage of qualified registered nursing staff, physical therapists, occupational therapists and other caregivers could adversely affect our ability to attract, train and retain qualified personnel and could increase operating costs.

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

For the years ended December 31, 2007, 2006 and 2005, we received 69%, 56% and 49%, respectively, of our revenue from Medicare. Further, the acquisitions completed by us in 2007 and 2006 substantially increase our dependence on Medicare reimbursement. Reductions in Medicare reimbursement could have an adverse impact on our profitability. Such reductions in payments to us could be caused by:

•	administrative or legislative changes to the base episode rate;
•	the elimination or reduction of annual rate increases based on medical inflation;
•	a possible cut in 2008 “market basket” increase in home health reimbursement;
•	the imposition by Medicare of co-payments or other mechanisms shifting responsibility for a portion of payment to beneficiaries;
•	adjustments to the relative components of the wage index;
•	changes to our case mix or therapy thresholds; or
•	other adverse changes to the way we are paid for delivering our services.

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

Our reliance on government sponsored reimbursement programs such as Medicare and Medicaid makes us vulnerable to possible legislative and administrative regulations and budget cut-backs that could adversely affect the number of persons eligible for such programs, the amount of allowed reimbursements or other aspects of the programs, any of which could materially affect us. For example, as discussed in Item 1 of this Form 10-K, in August 2007, the Centers for Medicare & Medicaid Services (CMS) published final regulations significantly updating and revising the Medicare prospective payment system for home health (HH-PPS) for 2008. In addition, loss of certification or qualification under Medicare or Medicaid programs could materially affect our ability to effectively market our services.

We have a significant dependence on state Medicaid reimbursement programs.

For the year ended December 31, 2007, approximately 6.8%, 7.0% and 4.9% of our revenues were generated from Medicaid reimbursement programs in the states of Ohio, Kentucky and Connecticut, respectively.

Approximately 22% of our 2007 revenues were derived from state Medicaid and other government programs, many of which periodically face significant budget issues. The financial condition of the Medicaid programs in each of the states in which we operate is cyclical and many may be expected from time to time to take actions or evaluate taking actions to control the rate of growth of Medicaid expenditures. Among these actions are the following:

•	Redefining eligibility standards for Medicaid coverage
•	Redefining coverage criteria for home and community based care services
•	Slowing payments to providers by increasing the minimum time in which payments are made
•	Limiting reimbursement rate increases
•	Increased utilization of self-directed care alternatives
•	Shifting beneficiaries from traditional coverage to Medicaid managed care providers
•	Changing regulations under which providers must operate

States may be expected to address these issues because the number of Medicaid beneficiaries and their related expenditures are growing at a faster rate than the government's revenue. Medicaid is consuming a greater percentage of the budget. This issue is exacerbated when revenues slow in a slowing economy. We believe that these financial issues are cyclical in nature rather than indicative of the long-term prospect for Medicaid funding of health care services. Additionally, we believe our services offer the lowest cost alternative to institutional care and are a part of the solution to the states' Medicaid financing problems. It is possible, however, that the actions taken by the state Medicaid programs in the future could have a significant unfavorable impact on our results of operations, financial condition and liquidity.

Migration of our Medicare beneficiary patients to Medicare managed care providers could negatively impact our operating results.

Historically, we have generated a substantial portion of our revenue from the Medicare fee-for-service market. Under the Medicare Prescription Drug Improvement and Modernization Act of December 2003 (“MMA”), however, the United States Congress allocated significant additional funds and other incentives to Medicare managed care providers in order to promote greater participation in those plans by Medicare beneficiaries. If these increased funding levels have the intended result, the size of the potential Medicare fee-for-service market could decline, thereby reducing the size of our potential patient population, which could cause our operating results to suffer.

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

Development. We expect to continue to open agencies in our existing and new markets. Our new agency growth, however, will depend on several factors, including our ability to:

•	obtain locations for agencies in markets where need exists;

•	identify and hire a sufficient number of sales personnel and appropriately trained home care and other health care professionals;
•	obtain adequate financing to fund growth; and
•	operate successfully under applicable government regulations.

Acquisitions. We are focusing significant time and resources on the acquisition of home healthcare providers, or of certain of their assets, in targeted markets. We may be unable to identify, negotiate, and complete suitable acquisition opportunities on reasonable terms. We may incur future liabilities related to acquisitions. Should any of the following problems, or others, occur as a result of our acquisition strategy, the impact could be material:

•	difficulties integrating personnel from acquired entities and other corporate cultures into our business;
•	difficulties integrating information systems;
•	the potential loss of key employees or referral sources of acquired companies or a reduction in patient referrals by hospitals from which we have acquired home health care agencies;
•	the assumption of liabilities and exposure to undisclosed liabilities of acquired companies;
•	the acquisition of an agency with undisclosed compliance problems;
•	the diversion of management attention from existing operations;
•	difficulties in recouping partial episode payments and other types of misdirected payments for services from the previous owners; or
•	an unsuccessful claim for indemnification rights from previous owners for acts or omissions arising prior to the date of acquisition.

We may require additional capital to pursue our acquisition strategy.

At December 31, 2007, we had cash and cash equivalents of approximately $470,000 and additional borrowing capacity of approximately $25.7 million. Based on our current plan of operations, including acquisitions, we cannot assure you that this amount will be sufficient to support our current growth strategies. We cannot readily predict the timing, size, and success of our acquisition efforts and the associated capital commitments. If we do not have sufficient cash resources, our growth could be limited unless we obtain additional equity or debt financing. In June 2007, we filed a $75.0 million shelf registration statement with the availability for the issuance of any combination of common stock, preferred stock, warrants and debt securities. The registration statement became effective June 26, 2007, and we have not yet issued any securities using the registration statement. At some future point we may elect to issue additional equity securities in conjunction with raising capital or completing an acquisition. We cannot assure you that such issuances will not be dilutive to existing shareholders.

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

Our information systems and applications require continual maintenance, upgrading, and enhancement to meet our operational needs. Our acquisition activity requires transitions and integration of various information systems. We regularly upgrade and expand our information systems’ capabilities. If we experience difficulties with the transition and integration of information systems or are unable to implement, maintain, or expand our systems properly, we could suffer from, among other things, operational disruptions, regulatory problems, and increases in administrative expenses.

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

We bear significant insurance risk under our large-deductible workers’ compensation insurance program and our self-insured employee health program. Under our workers’ compensation insurance program, we bear risk up to $400,000 per incident. We purchase stop-loss insurance for our employee health plan that places a specific limit, generally $100,000, on our exposure for any individual covered life. However, we cannot assure you that claims will not be made in the future in excess of the limits of such insurance, if any, nor can we assure you that any such claims, if successful and in excess of such limits, will not have a material adverse effect on our ability to conduct business or on our assets. Our insurance coverage also includes fire, property damage, and general liability with varying limits. Although we maintain insurance consistent with industry practice, we cannot assure you that the insurance we maintain will satisfy claims made against us. In addition, as a result of operating in the home healthcare industry, our business entails an inherent risk of claims, losses and potential lawsuits alleging employee accidents that are likely to occur in a patient’s home. Finally, we cannot assure you that insurance coverage will continue to be available to us at commercially reasonable rates, in adequate amounts or on satisfactory terms. Any claims made against us, regardless of their merit or eventual outcome, could damage our reputation and business.

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

The price at which our common stock trades may be volatile. The stock market has from time to time experienced significant price and volume fluctuations that have affected the market prices of securities, particularly securities of health care companies. The market price of our common stock may be influenced by many factors, including:

•	our operating and financial performance;
•	variances in our quarterly financial results compared to expectations;
•	the depth and liquidity of the market for our common stock;
•	future sales of common stock or the perception that sales could occur;
•	investor perception of our business and our prospects;
•	developments relating to litigation or governmental investigations;
•	changes or proposed changes in health care laws or regulations or enforcement of these laws and regulations, or announcements relating to these matters; or
•	general economic and stock market conditions

In addition, the stock market in general has experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of health care provider companies. These broad market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance. In the past, securities class-action litigation has often been brought against companies following periods of volatility in the market price of their respective securities. We may become involved in this type of litigation in the future. Litigation of this type is often expensive to defend and may divert our management team’s attention as well as resources from the operation of our business.

Sales of substantial amounts of our common stock, or the availability of those shares for future sale, could adversely affect our stock price and limit our ability to raise capital.

At December 31, 2007, 5,531,921 shares of our common stock were outstanding. In 2007, we established the 2007 Stock and Incentive Compensation Plan for the benefit of employees and directors providing for the issuance of up to 500,000 shares of common stock. As of December 31, 2007, 317,014 shares of our common stock were issuable upon the exercise of stock options pursuant to other incentive compensation plans. The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public or the perception that substantial sales could occur. These sales also may make it more difficult for us to sell common stock in the future to raise capital.

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

We have implemented anti-takeover provisions or provisions that could have an anti-takeover effect, including (1) advance notice requirements for director nominations and stockholder proposals and (2) a stockholder rights plan, also known as a “poison pill.” These provisions, and others that the Board of Directors may adopt hereafter, may discourage offers to acquire us and may permit our Board of Directors to choose not to entertain offers to purchase us, even if such offers include a substantial premium to the market price of our stock. Therefore, our stockholders may be deprived of opportunities to profit from a sale of control.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our executive offices are located in Louisville, Kentucky in approximately 25,000 square feet of space leased from an unaffiliated party.

We have 97 real estate leases ranging from approximately 200 to 24,000 square feet of space in their respective locations. See “Item 1. Business – Operating Segments” and Note 9 to our audited consolidated financial statements. We believe that our facilities are adequate to meet our current needs, and that additional or substitute facilities will be available if needed.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal 2007.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED

STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global stock market under the symbol “AFAM” Set forth below are the high and low sale prices for the common stock for the periods indicated reported by NASDAQ:

Closing Common Stock Prices

Quarter Ended:	High	Low
March 31, 2006	$ 9.00	$ 7.05
June 30, 2006	$ 12.44	$ 8.97
September 30, 2006	$ 12.00	$ 11.60
December 31, 2006	$ 21.91	$ 9.65
March 31, 2007	$ 26.17	$ 18.03
June 30, 2007	$ 24.94	$ 17.29
September 30, 2007	$ 19.53	$ 14.22
December 31, 2007	$ 22.21	$ 17.32

On March 7, 2008, the last reported sale price for the common stock reported by NASDAQ was $22.13 and there were approximately 348 holders of record of our common stock. No cash dividends have been paid by us during the periods indicated above. We do not presently intend to pay dividends on our common stock and will retain our earnings for future operations and the growth of our business.

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

	Year Ended December 31,
(Dollar amounts in 000's except per share data)	2007	2006	2005	2004	2003
Results of operations data:
Net revenues	$132,130	$90,645	$73,607	$63,940	$59,502
Income (loss) from:
Continuing operations	$7,815	$4,315	$3,037	$1,813	$676
Discontinued operations	(211)	(76)	4,831	(557)	(565)
Net income (loss)	$7,604	$4,239	$7,868	$1,256	$111

Pershare: (1)
Basic:
Number of shares (in 000’s)	5,436	4,854	4,675	4,606	4,590
Income (loss) from: Continuing operations	$1.44	$0.89	$0.65	$0.39	$0.15
Discontinued operations	(0.04)	(0.02)	1.03	(0.12)	(0.12)
Net income	$1.40	$0.87	$1.68	$0.27	$0.02

Diluted:
Number of shares (in 000’s)	5,599	5,327	5,219	5,134	5,078
Income (loss) from: Continuing operations	$1.40	$0.81	$0.58	$0.35	$0.13
Discontinued operations	(0.04)	(0.01)	0.93	(0.11)	(0.11)
Net income	$1.36	$0.80	$1.51	$0.24	$0.02

(1) all share and per share information has been adjusted to reflect a 2-for-1 common stock split completed in January 2007.

Balance sheet data as of:	2007	2006	2005	2004	2003
Working capital	$5,505	$7,163	$9,300	$8,752	$13,320
Total assets	67,360	53,395	30,543	25,578	31,781
Long-term liabilities	17,552	13,520	1,568	5,552	12,575
Total liabilities	32,518	25,656	10,408	13,431	21,002
Stockholders' equity	34,842	27,740	20,135	12,147	10,779

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

Our VN segment provides skilled medical services in patients’ homes largely to enable recipients to reduce or avoid periods of hospitalization and/or nursing home care. VN Medicare revenues are generated on a per episode basis rather than a fee per visit or an hourly basis. 94% of the VN segment revenues are generated from the Medicare program while the balance is generated from Medicaid and private insurance programs.

Our PC segment services are also provided in patients’ homes. These services (generally provided by paraprofessional staff such as home health aides) are generally of a custodial rather than skilled nature. PC revenues are typically generated on an hourly basis. 70% of the PC segment revenues are generated from Medicaid and other government programs while the balance is generated from insurance programs and private pay patients.

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

Our Business Plan

Our future success depends on our ability to execute our business plan. Over the next three to five years we will try to accomplish the following:

•	Generate meaningful same store sales growth through the focused provision of high quality services and attending to the needs of our patients;

•	Expand the significance of our Visiting Nurse, Medicare-based, home health services by selectively acquiring other quality providers and through the startup of new agencies; and

•	Expand our capital base through both earnings performance and by seeking additional capital investments in our Company.

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

Medicare Revenue Recognition

On October 1, 2000, Medicare implemented the Prospective Payment System (“PPS”) and began paying providers of home health care at fixed, predetermined rates for services and supplies bundled into 60-day episodes of home health care. An episode of home health care spans a 60-day period, starting with the first day a billable visit is furnished to a Medicare beneficiary and ending 60 days later. If a patient is still in treatment on the 60th day a new episode begins on the 61st day regardless of whether a billable visit is rendered on that day and ends 60 days later. The first day of a consecutive episode, therefore, is not necessarily the new episode’s first billable visit. A base episode payment is established by the Medicare Program through federal legislation for all episodes of care ended on or after the applicable time periods detailed below:

Period	Base episode Payment (1)
April 1, 2004 through December 31, 2004	$2,213
January 1, 2005 through December 31, 2006	$2,264
January 1, 2007 through December 31, 2007	$2,339
January 1, 2008 through December 31, 2008	$2,270

(1)

The actual episode payment rates, as presented in the table vary, depending on the home health resource groups (“HHRGs”) to which Medicare patients are assigned and the per episode payment is typically reduced or increased by such factors as the patient’s clinical, functional, and services utilization characteristics.

Under PPS for Medicare reimbursement, we record net revenues based on a reimbursement rate that varies based on the severity of the patient’s condition, service needs and other related factors. We record net revenues as services are rendered to patients over the 60-day episode period. At the end of each month, a portion of our revenue is estimated for episodes in progress.

Medicare reimbursement, on an episodic basis, is subject to adjustment if there are significant changes in the patient’s condition during the treatment period or if the patient is discharged but readmitted to another agency within the same 60-day episodic period. Our revenue recognition under the Medicare reimbursement program is based on certain variables including, but not limited, to: (i) changes in the base episode payments established by the Medicare Program; (ii) adjustments to the base episode payments for partial episodes and for other factors, such as case mix, geographic wages, low utilization and intervening events; and, (iii) recoveries of overpayments. Adjustments to revenue result from differences between estimated and actual reimbursement amounts, an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. We recognize Medicare revenue on an episode-by-episode basis during the course of each episode over its expected number of visits.

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

Insurance Programs

We bear significant insurance risk under our large-deductible workers’ compensation insurance program and our self-insured employee health program. Under our workers’ compensation insurance program, we bear risk up to $400,000 per incident. We purchase stop-loss insurance for our employee health plan that places a specific limit, generally $100,000, on our exposure for any individual covered life.

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against us by various claimants. The claims are in various stages of processing and some may ultimately be brought to trial. We also know of incidents that have occurred through December 31, 2007 that may result in the assertion of additional claims. We carry insurance coverage for this exposure with no deductible. Prior to April 1, 2007 the Company carried coverage with a deductible per claim of $500,000.

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

Goodwill and Other Intangible Assets

We perform impairment tests of goodwill and indefinite lived assets as required by Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. The impairment analysis requires numerous subjective assumptions and estimates to determine fair value of the respective reporting units as required by SFAS No. 142. As of December 31, 2007, we completed our impairment review and determined that no impairment charge was required. Depending on level of sales, our liquidity and other factors, we may be required to recognize impairment charges in the future.

Accounting for Income Taxes

As of December 31, 2007, we have net deferred tax assets of approximately $1,053,000. The net deferred tax asset is composed of approximately $1,830,000 of current deferred tax assets and approximately $777,000 of long-term deferred tax liabilities. We have provided a valuation allowance against certain net deferred tax assets based upon our estimation of realizability of those assets through future taxable income. This valuation allowance was based in large part on our history of generating operating income or losses in individual tax locales and expectations for the future. Our ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, competitive pressures on revenues and margins and legislation and regulation at all levels of government. We have considered the above factors in reaching our conclusion that it is more likely than not that future taxable income will be sufficient to fully utilize the net deferred tax assets (net of the valuation allowance) as of December 31, 2007. However, there can be no assurances that we will meet our expectations of future taxable income.

During the years ended December 31, 2007, 2006 and 2005, based on changes in facts and circumstances, changes occurred in the Company’s expectations with regard to the generation of future taxable income in certain tax jurisdictions. Accordingly, the state and local tax provision for 2007, 2006 and 2005 included an increase (reduction) in recorded valuation allowances of approximately $175,000, $35,000 and ($152,000), respectively.

Seasonality

Our Visiting Nurse segment operations located in Florida normally experience higher admissions during the first quarter and lower admissions during the third quarter than in the other quarters due to seasonal population fluctuations.

RESULTS OF OPERATIONS

Continuing Operations

Year Ended December 31, 2007 Compared with Year Ended December 31, 2006

Consolidated	2007		2006		Change
	Amount	% Rev	Amount	% Rev	Amount	% Rev
Net Revenue
Visiting nurses	$96,219,949	72.8%	$55,190,258	60.9%	$41,029,691	74.3%
Personal care	35,910,107	27.2%	35,455,236	39.1%	454,871	1.3%
	$132,130,056	100.0%	$90,645,494	100.0%	$41,484,562	45.8%

Operating income:
Visiting nurses	$19,592,144	20.4%	$9,098,996	16.5%	$10,493,148	115.3%
Personal care	3,412,008	9.5%	3,899,545	11.0%	(487,536)	-12.5%
	23,004,152	17.4%	12,998,541	14.3%	10,005,611	77.0%
Corporate expense	9,080,619	6.9%	5,891,932	6.5%	3,188,687	54.1%
	13,923,533	10.5%	7,106,609	7.8%	6,816,924	95.9%
Interest (income) expense	836,911	0.6%	(54,440)	-0.1%	891,350	NM
Income taxes	5,272,149	4.0%	2,845,758	3.1%	2,426,391	85.3%
Income from continuing operations	$7,814,474	5.9%	$4,315,291	4.8%	$3,499,183	81.1%

EBITDA	$15,128,244		$8,120,116		$7,008,128	86.3%

NM – Not meaningful.

Our net revenues increased approximately $41.5 million or 46% with 74% growth in VN and 1% growth in PC. VN revenue growth was driven by acquisitions, admissions growth, and start-up operations. Acquired VN operations contributed approximately $24.9 million of revenue in 2007. The remaining revenue growth came from locations in operation in both periods which in the aggregate grew approximately 46% over revenue generated in 2006. PC operating income decreased due to lower gross margins.

Interest expense is significantly higher due to increased usage of the revolving line of credit for acquisitions in 2007.

EBITDA increased 86% between periods primarily due to revenue increases. Corporate expenses increased due to increased incentive provisions, executive compensation, increased recruiting efforts. In the year ended December 31, 2007 the Company incurred approximately $650,000 of incremental corporate expense to comply with internal control reporting requirements of the Sarbanes Oxley Act.

The effective continuing operations tax rate is approximately 40.3% for the year ended December 31, 2007 and 39.7% in 2006.

Visiting Nurse Segment-Year Ended December 31, 2007 and 2006

Approximately 94% of the VN segment revenues are generated from the Medicare program while the balance is generated from Medicaid and private insurance programs. In addition to our focus on operating income from the Visiting Nurse segment, we also measure this segment’s performance in terms of admissions, patient months of care, revenue per patient month and cost of services per patient month.

	2007		2006		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$ 96,219,949	100.0%	$ 55,190,258	100.0%	$ 41,029,691	74.3%
Cost of service revenues	39,108,264	40.6%	22,231,988	40.3%	16,876,276	75.9%
Gross margin	57,111,685	59.4%	32,958,270	59.7%	24,153,415	73.3%
General and administrative expenses:
Salaries and benefits	24,000,481	24.9%	16,336,305	29.6%	7,664,176	46.9%
Other	13,519,060	14.1%	7,522,969	13.6%	5,996,091	79.7%
Total general and administrative expenses	37,519,541	39.0%	23,859,274	43.2%	13,660,267	57.3%
Operating income	$ 19,592,144	20.4%	$ 9,098,996	16.5%	$ 10,493,148	115.3%

All Payors:
Admissions	29,338		18,921		10,417	55.1%
Patient months of care	76,678		46,266		30,412	65.7%
Revenue per patient month	$ 1,255		$ 1,193		$ 62	5.2%
Billable Visits	600,913		359,273		241,640	67.3%

Average number of locations	47.2		32.7		14.5	44.3%

Medicare Statistics:

Admissions	26,199	16,906	9,293	55.0%
Medicare Revenue % of Total	94.1%	92.4%	N/A	1.7%

Due to the significant impact of acquisition activities on VN revenue growth, the following tables are presented comparing revenue growth by market type for the periods ended December 31, 2007 and 2006:

VN Revenue Comparison by Market Type – All VN Operations	# of Mkts	2007	2006	Change	Percent

Newly acquired markets	16	$24,933,372	$1,230,132	$23,703,240	NM

Markets with in-market acquisitions	10	17,944,250	11,830,306	6,113,944	51.7%
Acquisition related markets	26	42,877,622	13,060,439	29,817,183

Markets with no acquisition impact	25	53,342,327	42,129,819	11,212,508	26.6%
	51	$96,219,949	$55,190,258	$41,029,691	74.3%

NM – Not meaningful.

VN revenues grew approximately $41.0 million between years of which 57.8% came from newly acquired markets, 14.9% came in markets with in-market acquisitions and 27.3% came from markets with no acquisition impact. This demonstrates both growth through acquisition and improvement of existing markets.

Quality of Life generated $2.3 million of revenue in 2007 in 4 newly acquired markets.

Gross margin remained constant between periods.

Our General and administrative salaries and benefits increased predominantly as a result of the increase in the average number of locations in operation between periods (substantially all of which were acquired), increases in wage rates and the addition of segment management staff driven by our focus on the execution of our strategic plan to develop the visiting nurse segment. As a percent of revenue, these costs declined to 39.0% from 43.2% primarily due to increased volumes (admissions), particularly in markets with no acquisition impact.

Personal Care (PC) Segment-Year Ended December 31, 2007 and 2006

Approximately 71% of the PC segment revenues are generated from Medicaid and other government programs while the balance is generated from insurance programs and private pay patients.

	2007		2006		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenue	$ 35,910,107	100.0%	$ 35,455,236	100.0%	$ 454,871	1.3%
Cost of service revenues	24,769,129	69.0%	23,883,708	67.4%	885,421	3.7%
Gross margin	11,140,978	31.0%	11,571,528	32.6%	(430,550)	-3.7%
General and administrative expenses:
Salaries and benefits	5,013,598	14.0%	4,974,809	14.0%	38,789	0.8%
Other	2,715,970	7.6%	2,697,174	7.6%	18,198.07%
Total general and administrative expenses	7,728,970	21.5%	7,671,983	21.6%	56,987	0.7%
Operating income	$ 3,412,008	9.5%	$ 3,899,545	11.0%	$ (487,537)	-12.5%

Admissions	2,687		2,494		193	7.7%
Patient months of care	41,337		41,458		(121)	-0.3%
Patient days of care	505,323		515,534		(10,211)	-2.0%
Billable hours	2,054,922		2,081,769		(26,847)	-1.3%
Revenue per billable hour	$ 17.48		$ 17.03		$ 0.87	2.6%

PC operating income was $3.4 million for the twelve months ended December 2007 compared to $3.9 million for the same period of last year. Admissions increased 7.7% over the prior year while patient months of care decreased 2.0%, reflecting a change in the mix of business. Direct margin decreased 1.6% from 32.6% of revenue in 2006 to 31.0% of revenue in 2007 due to increased employee benefit costs, pay rates growing slightly faster than revenue rates and changes in mix of business toward lower margin markets and disciplines of care. Our volume of business and our business mix have been unfavorably impacted by changes in Medicaid programs, particularly in Ohio, which have caused a shift of patients away from traditional programs and toward managed care programs which typically pay lower rates and more stringently limit utilization of services per patient.

General and administrative expenses were relatively unchanged between years.

Year Ended December 31, 2006 Compared with Year Ended December 31, 2005

Consolidated	2006		2005	Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net Revenues:
Visiting nurses	$ 55,190,258	60.9%	$ 39,732,561	52.6%	$ 15,457,697	38.9%
Personal care	35,455,236	39.1%	33,873,984	47.4%	(1,581,252)	4.7%
	$ 90,645,494	100.0%	$ 75,606,545	100.0%	$ 17,038,948	22.5%
Operating income:
Visiting nurses	$ 9,098,996	10.0%	$ 5,387,672	7.1%	$ 3,711,324	68.9%
Personal care	3,899,545	4.3%	3,471,139	4.6%	428,406	12.3%
	12,998,541	14.3%	8,858,811	11.7%	4,139,729	46.7%
Corporate expense	5,891,932	6.5%	4,512,141	6.0%	1,379,791	30.6%
	7,106,609	7.8%	4,346,670	5.7%	2,759,939	63.5%
Litigation gain	-	0.0%	(267,426)	-0.4%	267,426	100.0%
Interest expense	(54,440)	-0.1%	112,608	0.2%	(167,048)	148.3%
Income taxes	2,845,758	3.1%	1,464,014	1.9%	1,381,744	94.4%
Income from continuing operations	$ 4,315,291	4.8%	$ 3,037,474	4.0%	$ 1,277,817	42.1%

EBITDA	$ 8,120,117		$ 6,066,212		$ 2,053,905	33.9%

Our net revenues increased approximately $17.0 million or 23% with 39% growth in VN and 5% growth in PC. VN revenue growth was driven by admissions growth and acquisitions. New VN operations started in late 2004 and early 2005 generated approximately $2.6 million in revenue and operating losses of $145,000 in the twelve months ended December 31, 2005. Acquired operations added approximately $3.1 million in revenues and about $645,000 in operating income in 2006. PC revenue and operating income increased due to increased volumes. EBITDA increased 33.9% between periods primarily due to revenue increases. Corporate expenses increased due to additional corporate wages and incentives associated with our revenue growth and performance and amortization of stock-based compensation expense in 2006.

As a result of the settlement of a litigation, a non-taxable gain of $267,426 was recognized in 2005. Excluding this non-taxable litigation gain, the effective continuing operations income tax rate was approximately 34.2% of income before income taxes in 2005. The lower effective tax rate for continuing operations in 2005 resulted primarily from the reversal of a valuation allowance of $152,000 (3.6% of pretax income) related to certain state net operating loss carry forwards.

Visiting Nurse Segment-Year Ended December 31, 2006 and 2005

	2006		2005		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$ 55,190,258	100.0%	$ 39,732,561	100.0%	$ 15,457,697	38.9%
Cost of service revenues	22,231,988	40.3%	15,710,599	39.5%	6,521,389	41.5%
Gross margin	32,958,270	59.7%	24,021,962	60.5%	8,936,308	37.2%
General and administrative expenses:
Salaries and benefits	16,336,305	29.6%	12,531,336	31.5%	3,804,969	30.4%
Other	7,522,969	13.6%	6,102,954	15.4%	1,420,015	23.3%
Total general and administrative expenses	23,859,274	43.2%	18,634,290	46.9%	5,224,984	28.0%
Operating income	$ 9,098,996	16.5%	$ 5,387,672	13.6%	$ 3,711,324	68.9%

Admissions	18,921		14,130		4,791	33.9%
Patient months of care	46,266		33,461		12,805	38.3%
Revenue per patient month	$ 1,193		$ 1,187		6	0.5%
Billable Visits	359,273		267,966		91,307	34.1%

Average number of locations	32.7		24.9	8		31.3%

Medicare Statistics:

Admissions	16,906	12,817	4,089	31.9%
Medicare Revenue % of Total	92.4%	92.5%	N/A	-0.1%

VN operating income for the twelve months was approximately $9.1 million versus $5.4 million in 2005. New VN operations started in late 2004 and early 2005 generated approximately $2.6 million in revenue and operating losses of $145,000 in the twelve months ended December 31, 2005. Acquired operations added approximately $3.1 million in revenues and about $645,000 in operating income. Excluding these start-up and acquisition operations, operating income grew 14% as a percentage of revenue. Admissions grew about 33.9% over the prior year while patient months increased at a slightly higher 38.3% from the effect of the existing patient base in acquired operations. Revenue per patient month increased slightly due to changes in geographic mix and differences in local market wage indexes included in Medicare reimbursement rates. Operating costs per patient month increased approximately 2.3% due to higher wage rates and employee benefits. General and administrative expenses increased primarily as a result of a 31.3% increase in the average number of locations in operation in 2006 versus 2005.

Personal Care Segment-Year Ended December 31, 2006 and 2005

	2006		2005		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenue	$ 35,455,236	100.0%	$ 33,873,984	100.0%	$ 1,581,252	4.7%
Cost of service revenues	23,883,708	67.4%	22,438,439	66.2%	1,445,269	6.4%
Gross margin	11,571,528	32.6%	11,435,545	33.8%	135,983	1.2%
General and administrative expenses:
Salaries and benefits	4,974,809	14.0%	4,472,208	13.2%	502,601	11.2%
Other	2,697,174	7.6%	3,492,198	10.3%	(795,024)	-22.8%
Total general and administrative expenses	7,671,983	21.6%	7,964,406	23.5%	(292,423)	-3.7%
Operating income	$ 3,899,545	11.0%	$ 3,471,139	10.2%	$ 428,406	12.3%

Admissions	2,494		2,577		(83)	-3.2%
Patient months of care	41,458		40,256		1,202	3.0%
Patient days of care	515,534		492,552		22,982	4.7%
Billable hours	2,081,769		2,048,823		32,946	1.6%
Revenue per billable hour	$ 17.03		$ 16.53		$ .50	3.0%

PC operating income was about $3.9 million for the twelve months ended December 2006 compared to $3.5 million for the same period of 2005. Startups contributed approximately $430,000 in revenues and $234,000 in operating losses in 2006. Admissions decreased about 3.2% over the prior year while Patient Months of Care increased 3.0%, reflecting an increase in the average length of stay.

General and Administrative Expenses: Salaries and Benefits increased about $502,000 due to the startup of three new locations, additional segment management staff, wage increases and workers compensation experience. General and Administrative Expenses: Other decreased approximately $795,000, primarily due to a reduction in bad debt expense as a result of improved accounts receivable collection efforts, lower liability insurance costs and lower information systems expenses.

Liquidity and Capital Resources

Revolving Credit Facility. The Company has a $40.0 million credit facility with JP Morgan Chase Bank, NA as amended November 30, 2007, with an expiration date of June 30, 2010.The credit facility bears an interest rate option at either the bank’s prime rate plus a margin (ranging from -1.50% to -0.25%, currently -1.00%), or one-month LIBOR plus a margin (ranging from +1.25% to +2.50%) dependent upon total leverage and is secured by substantially all assets and the stock of the Company’s subsidiaries. The weighted average interest rates were 7.31% and 7.24% for the years ended December 31, 2007 and 2006, respectively. The Company pays a commitment fee of 0.25% per annum on the unused facility balance. Borrowings are available equal to the greater of: a) a multiple of 3.5 times earnings before interest, taxes, depreciation and amortization (As Defined EBITDA) or b) an asset based formula, primarily based on accounts receivable. “As Defined EBITDA” of acquired operations, up to 75% of base “As Defined EBITDA,” may be included in the availability calculations. Borrowings under the facility may be used for working capital, capital expenditures, acquisitions, development and growth of the business and other corporate purposes. As of December 31, 2007, the formula permitted approximately $40.0 million to be used, of which $12.4 million was outstanding. The Company has irrevocable letters of credit, totaling $1.9 million outstanding in connection with its self-insurance programs. Thus, a total of $25.7 million was available for use at December 31, 2007. The Company’s revolving credit facility is subject to various financial covenants. As of December 31, 2007, the Company was in compliance with the covenants. Under the most restrictive of its covenants, the Company is required to maintain minimum net worth of at least $10.5 million.

The Company believes that this facility will be sufficient to fund its operating needs for at least the next year. The Company will continue to evaluate additional capital, including possible debt and equity investments in the Company, to support a more rapid development of the business than would be possible with internal funds.

Medicare Reimbursement Regulations for 2008

In August 2007 the Centers for Medicare & Medicaid Services (CMS) published final regulations updating and revising the Medicare prospective payment system for home health (HH-PPS) for 2008 (the “2008 Final Rule”). The 2008 Final Rule became effective on January 1, 2008.

Under the HH-PPS providers are reimbursed on the basis of a 60-day episode following a formula dependent upon, among other factors, the patient’s medical condition, the number of visits performed in the episode and the locale in which the patient resides.

The following are the more significant changes included in the 2008 Final Rule:

•	A “market basket” rate increase of 3% to the episodic payment rate for 2008.
•

A decrease in the episodic payment rate of 2.75% for each of the years 2008 through 2010 and a decrease of 2.71% for 2011 (the “Case Mix Creep Adjustment”). This rate cut was rationalized by CMS in the regulations as offsetting coding increases from 1999 through 2005 that CMS believes are not related to changes in the underlying health of patients.

•

The national 60-day episodic payment rate for 2007 was $2,339 and for 2008 will be $2,270, reflecting both the 3% market basket increase and the 2.75% rate cut described above as well as certain other adjustments the more significant of which are described below.

•	A move from 80 different patient driven coding categories (Home Health Reimbursement Groups or “HHRGs”) to 153 HHRGs.
•

Establishment of eight different break points in therapy visit thresholds used to determine reimbursement related to therapy services. In 2008 reimbursement will change at each of the following visit thresholds: 6, 7, 10, 11, 14, 16, 18 and 20 visits. In 2007 there was a single threshold at 10 therapy visits.

•

A small increase in the reimbursement provided for certain episodes in which 4 or fewer visits are provided. A corresponding and offsetting adjustment was made to the national payment rate described above.

•

Segregation of the reimbursement for non-routine medical supplies based on a new formula separate from the national payment rate. A corresponding and offsetting adjustment was made to the national payment rate described above.

•

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

•

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

•

Outcome of the refinements to the case mix formula will be dependent upon the type and needs of the patients actually seen in 2008, and the clinical and other aspects of the care plans employed to care for those patients, all of which may differ from those experienced historically.

•

Within the framework of providing the highest quality outcomes for our patients, we expect to take actions in response to the changing reimbursement environment with the goal of improving our clinical, operational and marketing efficiencies.

•

We believe the increased complexity of the reimbursement environment, combined with the long-term effect of the Case Mix Creep Adjustment, will likely increase the supply of acquisition candidates available to us.

Medicaid Reimbursement

We have a significant dependence on state Medicaid reimbursement programs. For the year ended December 31, 2007, approximately 6.8%, 7.0%, 4.9%, 1.6%, 1.2%, 0.3% and 0.1% of our revenues were generated from

Medicaid reimbursement programs in the states of Ohio, Kentucky, Connecticut, Massachusetts, Florida, Alabama and Illinois, respectively.

Approximately 22% of our 2007 revenues were derived from state Medicaid and Other Government Programs, many of which periodically face significant budget issues. The financial condition of the Medicaid programs in each of the states in which we operate is cyclical and many may be expected from time to time to take actions or evaluate taking actions to control the rate of growth of Medicaid expenditures. Among these actions are the following:

•	Redefining eligibility standards for Medicaid coverage
•	Redefining coverage criteria for home and community based care services
•	Slowing payments to providers by increasing the minimum time in which payments are made
•	Limiting reimbursement rate increases
•	Increased utilization of self-directed care alternatives
•	Shifting beneficiaries from traditional coverage to Medicaid managed care providers
•	Changing regulations under which providers must operate

The actions that might be taken or considered are because the number of Medicaid beneficiaries and their related expenditures are growing at a faster rate than the government’s revenue. Medicaid is consuming a greater percentage of the budget. This issue is exacerbated when revenues slow in a slowing economy. We believe that these financial issues are cyclical in nature rather than indicative of the long-term prospect for Medicaid funding of health care services. Additionally, we believe our services offer the lowest cost alternative to institutional care and are a part of the solution to the states’ Medicaid financing problems. It is possible however, that the actions taken by the state Medicaid programs in the future could have a significant unfavorable impact on our results of operations, financial condition and liquidity.

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

Acquisitions During 2007

During 2007 the Company acquired 5 visiting nurse branch locations. These operations added to our market presence in Florida and Ohio.

On October 26, 2007 the Company acquired the assets of all the Medicare-certified home health agencies owned and operated by Quality of Life Holdings, Inc. (Quality of Life) for an initial purchase price of $10 million, consisting of $8 million cash, and $2 million (or approximately 101,000 shares) of Almost Family common stock (restricted). Additional consideration of up to $6.9 million may be paid contingent primarily upon the achievement of certain development targets following the closing. The cash portion of the transaction paid at closing was funded from borrowings available on the Company’s senior credit facility. The acquired operations generated net revenues of approximately $8.6 million in the year ended December 31, 2006.

On January 15, 2007, the Company acquired the fixed assets and business operations of a home health agency with one personal care branch and one Medicare-certified branch located in Jacksonville, Florida. The total purchase price of $600,000 was paid in cash. The Company assumed employee paid-time-off liabilities of approximately $32,000 and fixed assets of approximately $19,000, with the purchase price balance recorded as goodwill (approximately $500,000). The cash portion of the transaction was funded from borrowings available on the Company’s senior credit facility. The acquired operations generated net revenues of approximately $1.3 million in the year ended December 31, 2006.

Acquisitions During 2006

During 2006, the Company acquired 24 visiting nurse branch locations, one of which was essentially a startup operation. These operations added to our market presence in Florida, and gave us market presence in Alabama, Illinois and Missouri.

On December 3, 2006, the Company acquired all the Medicare-certified home health agencies owned and operated by Mederi, Inc., located in Coconut Grove, Florida. The total purchase price of $20.4 million was paid $11.7 million in cash, approximately $3 million or 100,000 shares of Almost Family common stock (restricted) and $4 million in the form of two notes payable bearing interest at 6% payable quarterly with the principal due in a balloon payment two years from the closing date. The Company assumed employee paid-time-off liabilities of approximately $397,000 and a Medicare liability of approximately $1.3 million. Approximately $1.7 million of additional consideration was accrued as of December 31, 2007 and paid in March 2008 pursuant to the acquisition agreement based on achievement of certain targets in 2007. Additional consideration of up to $3.3 million in cash may be paid to the seller contingent primarily upon the achievement of certain revenue targets in 2008. The cash portion of the transaction was funded from borrowings available on the Company’s senior credit facility. The acquired operations generated net revenues of approximately $23.8 million in the year ended June 30, 2006. The Mederi acquisition significantly expanded the Company’s presence and penetration in the state of Florida and gave the Company new market presence in the states of Missouri and Illinois.

On September 18, 2006, the Company acquired the business operations of a Medicare-certified home health agency located in Ft. Lauderdale, Florida. The total purchase price of $1.1 million was paid $1.0 million in cash with the $100,000 balance in the form of a note payable bearing interest at 6% payable quarterly which was paid in full in 2007. The Company funded the cash portion of the purchase price from available cash on deposit.

On June 30, 2006, the Company acquired all the assets and business operations of a Medicare-certified home health agency located in Birmingham, Alabama. The total purchase price of $982,000 was paid $810,000 in cash and $100,000 in the form of a note payable bearing interest at 6% payable quarterly which was paid in full in 2007. The remaining $72,000 is comprised of assumed employee time off liabilities. The Company funded the cash portion of the purchase price from available cash on deposit.

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

Cash Flows

Key elements to the Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005 were as follows:

Net Change in Cash and Cash Equivalents	2007	2006	2005

Provided by (used in):
Operating activities	$ 7,358,018	$ 5,411,175	$ 5,355,608
Investing activities	(9,665,892)	(16,380,472)	(3,749,895)
Financing activities	(1,264,788)	8,757,071	(4,022,360)
Discontinued operations activities	(79,708)	149,498	7,731,481
Net increase / (decrease) in cash and cash equivalents	$ (3,652,370)	$ (2,062,728)	$ 5,314,834

2007 Compared to 2006

Net cash provided by operating activities resulted principally from current period income, net of changes in accounts receivable, accounts payable and accrued expenses. Accounts receivable days revenue outstanding were 44 at December 31, 2007 and 50 at December 31, 2006. The cash used in investing activities is primarily due to acquisitions completed in 2007 and capital expenditures. Net cash used in financing activities resulted primarily from stock option exercises, net repayments of the revolving credit facility and the payment of notes payable from acquisitions in 2005 and 2006. The Company’s stock option plans permit optionees to have option shares withheld on exercises in lieu of taxes which is shown in the cash flow statement as a repurchase of shares in the amount of $3.8 million. The Company receives a current tax deduction for compensation expense subject to IRS limits. Such deductions related to stock option exercises in the March 2007 quarter, is shown in the cash flow statement as a cash inflow of approximately $704,000.

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

Contractual Obligations. The following table provides information about the payment dates of our contractual obligations at December 31, 2007, excluding current liabilities except for the current portion of long-term debt and additional consideration on Mederi acquisition (amounts in thousands):

	2008	2009	2010	2011	2012	Total
Revolving credit facility	$ -	$ -	$ 12,388	$ -	$ -	$12,388
Capital lease obligations	118	-	-	-	-	118
Additional consideration on Mederi acquisition	1,706	-	-	-	-	1,706
Notes payable	540	4,000	-	-	-	4,540
Operating leases	2,600	1,618	826	480	382	5,967
Total	$ 4,964	$ 5,618	$ 13,214	$ 480	$ 382	$24,719

We believe that a certain amount of debt has an appropriate place in our overall capital structure and it is not our strategy to eliminate all debt financing. We believe that our cash flow from operations and borrowing capacity on our bank credit facility will be sufficient to cover operating needs, future capital expenditure requirements and scheduled debt payments of miscellaneous small borrowing arrangements and capitalized leases. In addition, it is likely that we will pursue growth from acquisitions, partnerships and other ventures that would be funded from excess cash from operations, credit available under the bank credit agreement and other financing arrangements that are normally available in the marketplace.

Commitments and Contingencies

Letters of Credit. We have outstanding letters of credit totaling $1.9 million at December 31, 2007, which benefit our third-party insurer/administrators for our self-insurance programs. The amount of such insurance program letter of credit is subject to negotiation annually upon renewal and may vary in the future based upon such negotiation, our historical claims experience and expected future claims. It is reasonable to expect that the amount of the letter of credit will increase in the future, however, we are unable to predict to what degree.

We currently have no obligations related to acquisition agreements. However, we periodically seek acquisition candidates and may reasonably be expected to enter into acquisitions in the future.

General and Professional Liability. Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against us by various claimants. The claims are in various stages of processing and some may ultimately be brought to trial. We also know of incidents that have occurred through December 31, 2007 that may result in the assertion of additional claims. We carry insurance coverage for this exposure with no deductible.

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

Discontinued Operations

We follow the guidance in SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” and, when appropriate, reclassify operating units closed, sold, or held for sale out of continuing operations and into discontinued operations for all periods presented. During 2007, the PC segment had three facilities and during 2006, the VN segment had one facility that met the criteria to be reclassified as discontinued operations. For all the years presented in this report, these facilities have been reclassified. Net losses from the discontinued operations were approximately $(211,000), ($76,000) and ($236,000) in the years ended December 31, 2007, 2006 and 2005 respectively, and such amounts are included in net loss from discontinued operations in the accompanying financial statements.

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

The following table sets forth a reconciliation of Continuing Operations Net Income - to EBITDA:

	Year Ended December 31,
	2007	2006	2005
Net income from continuing operations	$ 7,814,474	$ 4,315,291	$ 3,037,474

Add back:
Interest (income) expense	836,911	(54,440)	112,608
Income taxes	5,272,149	2,845,758	1,464,014
Depreciation and amortization	842,200	999,376	1,452,116
Amortization of stock based compensation	362,510	14,132	-
Earnings before interest, income taxes, depreciation and amortization EBITDA from continuing operations	$ 15,128,244	$ 8,120,117	$ 6,066,212

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Derivative Instruments

We do not use derivative instruments.

Market Risk of Financial Instruments

Our primary market risk exposure with regard to financial instruments is to changes in interest rates.

At December 31, 2007, a hypothetical 100 basis point increase in short-term interest rates would result in a reduction of approximately $124,000 in annual pre-tax earnings.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ALMOST FAMILY, INC.AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31,
	2007	2006	2005
Net service revenues	$ 132,130,056	$ 90,645,494	$ 73,606,545
Cost of service revenue (excluding amortization and depreciation)	63,880,104	46,128,803	38,149,107
Gross margin	68,249,952	44,516,691	35,457,438
General and administrative expenses:
Salaries and benefits	35,945,823	24,508,410	19,481,970
Other	18,380,596	12,901,673	11,628,798
Total general and administrative expense	54,326,419	37,410,083	31,110,768
Operating income	13,923,533	7,106,609	4,346,670
Other income (expense):
Litigation gain	-	-	267,426
Interest (income) expense	836,911	(54,440)	(112,608)
Income from continuing operations before income taxes	13,086,622	7,161,049	4,501,488
Income tax expense	(5,272,149)	(2,845,758)	(1,464,014)
Net income from continuing operations	7,814,474	4,315,291	3,037,474

Discontinued operations :
Loss from operations, net of tax of $138,229, $23,873 and $288,756	(210,914)	(75,848)	(236,297)
Income on sale, net of tax of ($3,155,995)	-	-	5,067,291
Gain (loss) on discontinued operations	(210,914)	(75,848)	4,830,994
Net income	$ 7,603,560	$ 4,239,443	$ 7,868,468

Per share amounts-basic: (1)
Average shares outstanding	5,435,615	4,853,535	4,674,578
Income from continuing operations	1.44	$ 0.89	$ 0.65
Income (loss) from discontinued operations	(0.04)	(0.02)	1.03
Net income	$ 1.40	$ 0.87	$ 1.68

Per share amounts-diluted: (1)
Average shares outstanding	5,599,476	5,326,997	5,218,658
Income from continuing operations	$ 1.40	$ 0.81	$ 0.58
Income (loss) from discontinued operations	(0.04)	(.01)	0.93
Net income	$ 1.36	$ 0.80	$ 1.51

(1) All share and per share information has been adjusted to reflect a 2-for-1 common stock split completed in January 2007.

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

ALMOST FAMILY, INC.AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31,
ASSETS	2007	2006
CURRENT ASSETS:
Cash and cash equivalents	$ 473,222	$ 4,125,592
Accounts receivable – net	16,965,316	12,781,866
Prepaid expenses and other current assets	1,203,454	855,021
Deferred tax assets	1,829,895	1,535,639
TOTAL CURRENT ASSETS	20,471,887	19,298,118

PROPERTY AND EQUIPMENT – NET	1,458,844	1,516,856

GOODWILL AND OTHER INTANGIBLE ASSETS	45,155,300	32,094,317

DEFERRED TAX ASSETS	-	290,647

OTHER ASSETS	274,359	195,555
	$ 67,360,390	$ 53,395,493

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$ 3,943,555	$ 3,546,096
Accrued liabilities	10,369,346	6,267,796
Current portion - capital leases and notes payable	653,891	2,321,675
	14,966,792	12,135,567

LONG-TERM LIABILITIES:
Revolving credit facility	12,386,783	8,465,935
Capital leases	-	113,891
Notes payable	4,000,000	4,540,000
Deferred tax liabilities	776,672	-
Other liabilities	388,230	400,296
TOTAL LONG-TERM LIABILITIES	17,551,685	13,520,122
TOTAL LIABILITIES	32,518,477	25,655,689

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY: (1)
Common stock, par value $0.10; authorized 20,000,000 shares; 7,808,819 and 7,357,620 issued, respectively	780,882	735,762
Treasury stock, at cost, 2,276,898 and 2,245,974 shares	(8,877,641)	(8,200,095)
Additional paid-in capital	30,198,671	30,067,696
Retained Earnings	12,740,001	5,136,441
TOTAL STOCKHOLDERS' EQUITY	34,841,913	27,739,804
	$ 67,360,390	$ 53,395,493

(1) All share and related information has been adjusted to reflect a 2-for-1 common stock split completed in January 2007.

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

ALMOST FAMILY, INC.AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (1)

					Additional	Retained	Total
	Common Stock		Treasury Stock		Paid-in	Earnings	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
Balance, December 31, 2004	6,829,748	$ 682,975	2,193,566	$ (7,772,048)	$ 26,207,149	$ (6,971,470)	$ 12,146,606

Options exercised, net of shares surrendered or withheld	209,614	20,961	47,456	(369,390)	(271,945)	-	(620,374)
Tax benefit from exercise of non-qualified stock options	-	-		-	740,676	-	740,676
Net Income	-	-	-	-	-	7,868,468	7,868,468

Balance, December 31, 2005	7,039,362	$ 703,936	2,241,022	$ (8,141,438)	$ 26,675,880	$ 897,998	$ 20,135,376

Options exercised, net of shares surrendered or withheld	118,258	11,826	4,952	(58,657)	(542,934)	-	(589,765)
Stock-based compensation	-	-	-	-	14,131	-	14,131
Stock provided in acquisitions	200,000	20,000	-	-	2,962,000	-	2,982,000
Tax benefit from exercise of non-qualified stock options	-	-	-	-	958,619	-	958,619
Net Income	-	-	-	-	-	4,239,443	4,239,443

Balance, December 31, 2006	7,357,620	$ 735,762	2,245,974	$ (8,200,095)	$ 30,067,696	$ 5,136,441	$ 27,739,804

Options exercised, net of shares surrendered or withheld	350,232	35,023	30,924	(677,546)	(2,925,733)	-	(3,568,256)
Stock-based compensation	-	-	-	-	362,510	-	362,510
Stock provided in acquisitions	100,967	10,097	-	-	1,989,903	-	2,000,000
Tax benefit from exercise of non-qualified stock options	-	-	-	-	704,295	-	704,295
Net Income	-	-	-	-	-	7,603,560	7,603,560

Balance, December 31, 2007	7,808,819	$ 780,882	2,276,898	$ (8,877,641)	$ 30,198,671	$ 12,740,001	$ 34,841,913

(1) All share and related information has been adjusted to reflect a 2-for-1 common stock split completed in January 2007.

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

ALMOST FAMILY, INC.AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31,
	2007	2006	2005

Cash flows from operating activities:
Net income	$ 7,603,560	$ 4,239,443	$ 7,868,468
Gain (loss) on discontinued operations, net of tax	(210,914)	(75,848)	4,917,861
Income from continuing operations	7,814,474	4,315,291	2,950,607
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	842,201	999,376	1,189,229
Interest earned on escrow funds	-	6,696	-
Stock-based compensation	362,510	14,131	-
Tax benefit from non-qualified stock option exercises	-	-	73,088
Provision for uncollectible accounts	1,546,284	671,397	935,141
Deferred income taxes	911,211	276,242	(406,218)
	11,476,680	6,283,132	4,741,847
Change in certain net assets and liabilities, net of the effects of acquisitions:
(Increase) decrease in:
Accounts receivable	(4,785,292)	(1,831,405)	(60,902)
Prepaid expenses and other current assets	(302,908)	117,554	(427,402)
Other assets	(78,804)	(68,706)	(22,063)
Increase (decrease) in:
Accounts payable and accrued expenses	1,048,343	910,599	1,124,128
Net cash provided by operating activities	7,358,018	5,411,175	5,355,608
Cash flows from investing activities:
Capital expenditures	(590,839)	(853,900)	(456,349)
Acquisitions, net of cash acquired	(9,075,054)	(15,526,572)	(3,293,546)
Net cash used in investing activities	(9,665,892)	(16,380,472)	(3,749,895)
Cash flows from financing activities:
Net revolving credit facility borrowings (repayments)	3,921,785	8,465,935	(3,769,575)
Proceeds from stock option exercises	157,277	154,647	47,215
Tax effect of non-qualified stock option exercises	(3,021,258)	214,207	-
Principal payments on capital leases and notes payable	(2,322,612)	(77,718)	(300,000)
Net cash provided by (used in) financing activities	(1,264,788)	8,757,071	(4,022,360)
Cash flows from discontinued operations:
Operating activities	(345,591)	(850,502)	(533,423)
Investing activities	265,883	1,000,000	8,448,286
Financing activities	-	-	(183,382)
Net cash (used) provided by discontinued operations	(79,708)	149,498	7,731,481

Net increase (decrease) in cash and cash equivalents	(3,652,370)	(2,062,728)	5,314,834
Cash and cash equivalents at beginning of period	4,125,592	6,188,321	873,487
Cash and cash equivalents at end of period	$ 473,222	$ 4,125,592	$ 6,188,321

Supplemental disclosures of cash flow information:
Cash payment of interest, net of amounts capitalized	$ 915,000	$ 61,000	$ 325,000
Cash payment of taxes	$ 3,176,000	$ 2,872,000	$ 4,489,000

Summary of non-cash investing and financing activities:
Capital expenditures financed under capital leases	$ -	$ -	$ 321,444
Acquisitions funded by notes payable	$ -	$ 5,854,666	$ 900,000
Acquisitions funded by stock	$ 2,000,000	$ -	$ -
Value of stock option shares withheld in lieu of payroll taxes	$ 3,725,533	$ 744,412	$ 667,587

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

ALMOST FAMILY, INC.AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION AND DESCRIPTION OF BUSINESS

The consolidated financial statements include the accounts of Almost Family, Inc. (a Delaware corporation) and its wholly-owned subsidiaries (collectively "Almost Family" or the "Company"). The Company is a leading, regionally focused provider of home health services and has service locations in Florida, Kentucky, Ohio, Connecticut, Massachusetts, Alabama, Indiana, Illinois and Missouri (in order of revenue significance).

The Company was incorporated in Delaware in 1985. Through a predecessor that merged into the Company in 1991, we have been providing health care services, primarily home health care, since 1976. On January 31, 2000, we changed the Company’s name to Almost Family, Inc. from Caretenders ® HealthCorp. All material intercompany transactions and accounts have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Uninsured deposits at December 31, 2007, and 2006 were approximately $360,000 and $4.1 million, respectively. These amounts have been deposited with national financial institutions.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives. The estimated useful lives of depreciable assets are as follows:

Estimated
Useful Life
In Years
Leasehold improvements	3-10
Medical equipment	2-10
Office and other equipment	3-10
Transportation equipment	3-5
Internally generated software	3

GOODWILL AND OTHER INTANGIBLE ASSETS

The goodwill acquired is stated at cost. Subsequent to its acquisitions, the Company conducts the required annual tests for impairment under Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. The Company has completed its most recent annual impairment test required by FAS No. 142 as of December 31, 2007 and has determined that no impairment exists.

The following is a progression of goodwill by segment for the years ended December 31, 2007 and 2006.

	Visiting	Personal
	Nurses	Care	Total
Balance at December 31, 2005	$5,768,969	$3,826,862	$9,595,831
Acquisitions	21,386,097	-	21,386,097
Balance at December 31, 2006	27,155,066	3,826,862	30,981,928
Acquisitions	11,942,909	-	11,942,909
Dispositions	(257,593)	-	(257,593)
Balance at December 31, 2007	$38,840,382	$3,826,862	$42,667,244

Intangible assets consist of licenses, provider numbers, non-compete agreements, and trade name.  Intangibles are amortized on a straight-line basis over their estimated useful lives.  The cost of licenses and provider numbers is amortized over 15 years, trade name over 5 years and non-compete agreements over the life of the agreement, usually 3 years, beginning after earn out period.  The Company reviews intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.

Intangible assets were comprised of the following as of December 31, 2007 and 2006.

	2007			2006
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
Licenses	$465,000	$(30,336)	$434,664	$420,000	$(2,333)	$417,667
Provider Numbers	1,750,000	(25,272)	1,724,728	350,000	(1,945)	348,055
Other intangibles	372,000	(43,336)	328,664	350,000	(3,333)	346,667
Total intangible assets	$2,587,000	$(98,944)	$2,488,056	$1,120,000	$(7,611)	$1,112,389

Amortization expense recognized on intangible assets was $91,333 for 2007 and $7,611 for 2006 and none in 2005.

LONG-LIVED ASSETS

SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” specifies circumstances in which certain long-lived assets must be reviewed for impairment. Application of this standard for 2007, 2006, and 2005, has resulted in no impairment.

CAPITALIZATION POLICIES

Maintenance, repairs and minor replacements are charged to expense as incurred. Major renovations and replacements are capitalized to appropriate property and equipment accounts. Upon sale or retirement of property, the cost and related accumulated depreciation are eliminated from the accounts and the related gain or loss is recognized in income.

Consistent with AICPA Statement of Position 98-1, the Company capitalizes the cost of internally generated computer software developed for the Company’s own use. Software development costs of approximately $101,000, $220,000 and $184,000 were capitalized in the years ended December 31, 2007 and 2006 and 2005, respectively.

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

Changes in Contractual Allowance Estimates Pertaining to Prior Periods

Approximately 98% of the Company’s revenues are earned on a “fee for service” basis. For all services provided, the Company uses either payor-specific or patient-specific fee schedules for the recording of revenues at the amounts actually expected to be received. Changes in estimates related to prior period contractual allowances decreased revenues by $127,000, $63,000, and $89,000 in the years ended December 31, 2007, 2006 and 2005, respectively.

Approximately 31% of the Company’s 2007 revenues were derived from state Medicaid and other government programs, some of which are currently facing significant budget issues. It is possible that the actions taken by the state Medicaid programs in the future could have a significant unfavorable impact on the Company’s results of operations, financial condition and liquidity.

Revenue and Receivable Concentrations

The following table sets forth the percent of the Company’s revenues generated from Medicare, state Medicaid programs and other payors:

Year Ended December 31,
	2007	2006
Medicare	68.5%	55.6%
Medicaid & other government programs:
Ohio	6.8%	12.0%
Kentucky	7.0%	8.6%
Connecticut	4.9%	6.1%
Massachusetts	1.6%	2.2%
Florida	1.2%	1.7%
Others	0.4%	0.4%
Subtotal	21.9%	31.0%
All other payors	9.6%	13.4%
Total	100.0%	100.0%

Concentrations in the Company’s accounts receivable were as follows:

As of December 31, 2007	As of December 31, 2006
	Amount	Percent	Amount	Percent
Me Medicare	$ 9,883,497	49.5%	$ 6,744,667	45.3%
Medicaid & other government programs:
Kentucky	1,207,882	6.0%	1,118,658	7.5%
Ohio	1,535,701	7.7%	1,546,935	10.4%
Connecticut	1,426,868	7.1%	1,145,112	7.7%
Massachusetts	329,186	1.6%	243,406	1.6%
Florida	261,067	1.3%	425,384	2.9%
Others	95,544	0.5%	39,366	0.3%
Subtotal	4,856,248	24.3%	4,518,861	30.4%
All other payors	5,231,737	26.2%	3,619,164	24.3%
Subtotal	19,971,482	100.0%	14,882,692	100.0%
Allowance for uncollectible accounts	(3,006,166)		(2,100,826)
	$ 16,965,316		$ 12,781,866

At December 31, 2007 and 2006, the Company had approximately ($1,330,000) and ($806,000) of net payables outstanding specifically related to filed or estimated cost reports. Of these amounts, approximately ($1,108,000) and ($267,000), respectively, were due to the Kentucky Medicaid program.

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

Payor Mix Concentrations and Related Aging of Accounts Receivable

The approximate breakdown of accounts receivable by payor classification as of December 31, 2007 and 2006 is set forth in the following tables:

As of December 31, 2007:	Percent of Accounts Receivable
Payor	0-120	121-365	>1yr <2yrs	>2yrs	Total
Medicare	38%	4%	-%	-1%	41%
Medicaid & Government	20%	7%	2%	0%	29%
Self Pay	14%	1%	-%	0%	15%
Insurance	8%	5%	2%	0%	15%
Total	80%	17%	4%	-1%	100%

As of December 31, 2006:	Percent of Accounts Receivable
Payor	0-120	121-365	>1yr <2yrs	>2yrs	Total
Medicare	35%	2%	-%	-1%	37%
Medicaid & Government	26%	4%	1%	-%	31%
Self Pay	22%	-%	1%	-%	23%
Insurance	7%	2%	-%	-%	9%
Total	90%	8%	2%	-1%	100%

The balance sheet as of December 31, 2007 reflects a 33% increase in net accounts receivable from December 31, 2006 of which 10% of the increase was due to the acquired accounts receivable purchased during the year. The balance sheet as of December 31, 2006 reflects a 76% increase from December 31, 2005 due to acquired accounts receivable purchase over that time frame. Days sales outstanding decreased to 44 days at December 31, 2007 from 50 days at December 31, 2006 and 48 days at December 31, 2005.

Allowance for Uncollectible Accounts by Payor Mix and Related Aging

The Company records an estimated allowance for uncollectible accounts by applying estimated bad debt percentages to its accounts receivable agings. The percentages to be applied by payor type are based on the Company’s historical collection and loss experience. The Company’s effective allowances for bad debt were as follows:

As of December 31, 2007:	Percent of Accounts Receivable
Payor	0-120	121-365	>1yr <2yrs	>2yrs
Medicare	3%	19%	100%	100%
Medicaid & Government	2%	14%	77%	100%
Self Pay	-%	13%	73%	100%
Insurance	3%	24%	99%	100%
Total	2%	18%	89%	100%

As of December 31, 2006:	Percent of Accounts Receivable
Payor	0-120	121-365	>1yr <2yrs	>2yrs
Medicare	3%	18%	100%	100%
Medicaid & Government	1%	13%	77%	100%
Self Pay	-%	10%	69%	100%
Insurance	2%	22%	83%	100%
Total	2%	17%	85%	100%

The Company’s provision for uncollectible accounts for the years ended December 31, 2007, 2006 and 2005 was $1,507,000, $687,000 and $935,000, respectively.

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

Year Ended December 31,
	2007	2006	2005

Basic weighted average outstanding shares	5,435,615	4,853,535	4,674,578
Add-common equivalent shares representing shares issuable upon exercise of dilutive options	163,861	473,462	544,080
Diluted weighted average number of shares at year end	5,599,476	5,326,997	5,218,658

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Refer also to “NET REVENUES” above and to Note 2 -- “HEALTHCARE REFORM LEGISLATION, REGULATIONS AND MARKET CONDITIONS.”

FINANCIAL STATEMENT RECLASSIFICATIONS

Certain prior period amounts and data have been reclassified in the financial statements and related notes in order to conform to the 2007 presentation. Such reclassifications had no effect on previously reported net income.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash, accounts receivable, payables and debt instruments. The book values of cash, accounts receivable and payables are considered representative of their respective fair values. The fair value of the Company’s debt instruments approximates their carrying values as substantially all of such debt has rates which fluctuate with changes in market rates.

STOCK-BASED COMPENSATION

Stock options are granted under various stock compensation programs to employees and independent directors. The Company accounts for stock option grants in accordance with SFAS No. 123R “Share-Based Payment”, adopted effective January 1, 2006, using the modified prospective method of application, the adoption of which had no significant effect on income from operations, income before taxes, net income, cash flow from operations, cash flow from financing activities and basic and diluted earnings per share. Prior to the first quarter of fiscal 2006, the Company accounted for stock-based compensation arrangements in accordance with the provisions and related interpretations of Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees”. Had compensation cost for stock-based compensation been determined consistent with SFAS No. 123R, the net income and earnings per share for the year ended December 31, 2005 would have been adjusted to the following pro forma amounts:

Net income as reported	$ 7,868,468
Pro forma stock-based comp- ensation expense, net of tax	14,131
Pro forma net income	$ 7,854,337

Earnings per common share:
Basic – as reported	$ 1.68
Basic – pro forma	$ 1.68
Diluted – as reported	$ 1.51
Diluted – proforma	$ 1.51

Under the modified prospective approach, SFAS No. 123(R) applies to new stock options granted on or after January 1, 2006 as well as grants that were outstanding as of December 31, 2005 including those that are subsequently modified, repurchased or cancelled. Under the modified prospective method, compensation cost recognized in the year ended December 31, 2006 includes compensation cost for all stock options granted prior to, but not yet vested as of December 31, 2006 in accordance with the provisions of SFAS No. 123(R). Prior periods were not restated to reflect the impact of adopting the new standard.

Changes in option shares outstanding are summarized as follows:

	Shares	Wtd. Avg Ex. Price
December 31, 2006	614,060	$ 1.83
Granted	187,000	19.50
Exercised	(471,046)	6.31
Forfeited	(13,000)	19.40
December 31, 2007	317,014	$ 11.87

NEW ACOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 requires companies to determine fair value based on the price that would be received to sell the asset or paid to transfer the liability to a market participant. SFAS No. 157 emphasizes that fair value is a market-based measurement; not an entity-specific measurement. The effective date of SFAS No. 157 will be the first quarter of 2008. The adoption of SFAS No. 157 is not expected to have any material impact on the Company’s consolidated financial statements..

In February 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of SFAS No. 115. SFAS No. 159 is effective for fiscal years beginning after November 15, 2008 or our first quarter of fiscal 2009. This statement provides companies with the option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. Companies electing to adopt SFAS No. 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The adoption of SFAS No. 159 is not expected to have a significant impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R provides guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about its business combinations and its effects. SFAS 141R establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, the goodwill acquired and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for acquisitions beginning in our fiscal year beginning January 1, 2009 and earlier application is prohibited. The adoption of this statement is not expected to have a significant impact on Almost Family, Inc’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51. SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements, but separate from the equity of the parent company. The statement further requires that consolidated net income be reported at amounts attributable to the parent and the noncontrolling interest, rather than expensing the income attributable to the minority interest holder. This statement also requires that companies provide sufficient disclosures to clearly identify and distinguish between the interests of the parent company and the interests of the noncontrolling owners, including a disclosure on the face of the consolidated statements for income attributable to the noncontrolling interest holder. This statement is effective for the fiscal years beginning on or after December 15, 2008 or our first quarter of 2009. Early adoption is prohibited. The adoption of this statement is not expected to have a significant impact on Almost Family, Inc.’s consolidated financial statements.

ADVERTISING COSTS

The Company expenses the costs of advertising as incurred. Advertising expense was $219,244, $179,575 and $87,740 for the years ended December 31, 2007, 2006, and 2005, respectively.

DISCONTINUED OPERATIONS

The Company follows the guidance in SFAS 144 No. “Accounting for the Impairment or Disposal of Long-Lived Assets” and, when appropriate, reclassifies operating units closed, sold, or held for sale out of continuing operations and into discontinued operations for all periods presented.

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

NOTE 3 - ACCRUED LIABILITIES

Accrued liabilities consist of the following:

As of December 31,
	2007	2006
Wages and employee benefits	$ 4,720,470	$ 3,433,763
Insurance accruals	1,876,207	1,863,100
Accrued taxes	749,246	737,265
Accrued professional fees and other	220,744	233,668
Liabilities assumed in QOL acquisition	1,097,054	-
Mederi contingent consideration	1,705,625	-
	$ 10,369,346	$ 6,267,796

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment, including equipment under capital leases, consist of the following:

As of December 31,
	2007	2006

Leasehold improvements	$ 1,326,440	$ 1,285,323
Medical equipment	409,743	405,562
Computer equipment and software	10,000,152	9,487,154
Office and other equipment	1,792,137	1,648,789
	13,528,472	12,826,828
Less accumulated depreciation	(12,069,628)	(11,309,972)
	$ 1,458,844	$ 1,516,856

Depreciation and amortization expense (including amortization of assets held under capital leases) is recorded in General & Administrative - Other and was $842,200, $1,003,766 and $1,189,229 for the years ended December 31, 2007, 2006 and 2005, respectively.

NOTE 5 - REVOLVING CREDIT FACILITY

Revolving Credit Facility. Company has a $40.0 million credit facility with JP Morgan Chase Bank, NA (successor by merger to Bank One, NA), as amended November 30, 2007, with an expiration date of June 30, 2010.The credit facility bears an interest rate option at either the bank’s prime rate plus a margin (ranging from -1.50% to -0.25%, currently -1.00%), or one-month LIBOR plus a margin (ranging from +1.25% to +2.50%) dependent upon total leverage and is secured by substantially all assets and the stock of the Company’s subsidiaries. The weighted average interest rates were 7.31% and 7.24% for the years ended December 31, 2007 and 2006, respectively. The Company pays a commitment fee of 0.25% per annum on the unused facility balance. Borrowings are available equal to the greater of: a) a multiple of 3.5 times earnings before interest, taxes, depreciation and amortization (As Defined EBITDA) or b) an asset based formula, primarily based on accounts receivable. “As Defined EBITDA” of acquired operations, up to 75% of base “As Defined EBITDA,” may be included in the availability calculations. Borrowings under the facility may be used for working capital, capital expenditures, acquisitions, development and growth of the business and other corporate purposes. As of December 31, 2007, the formula permitted approximately $40.0 million to be used, of which $12.4 million was outstanding. The Company has irrevocable letters of credit, totaling $1.9 million outstanding in connection with its self-insurance programs. Thus, a total of $25.7 million was available for use at December 31, 2007. The Company’s revolving credit facility is subject to various financial covenants. As of December 31, 2007, the

Company was in compliance with the covenants. Under the most restrictive of its covenants, the Company is required to maintain minimum net worth of at least $10.5 million.

NOTE 6 - INCOME TAXES

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the Company’s book and tax bases of assets and liabilities and tax carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. The principal tax carryforwards and temporary differences were as follows:

	As of December 31
	2007	2006
Deferred tax assets
Nondeductible reserves and allowances	$ 1,243,000	$ 1,005,000
Intangibles	-	211,000
Insurance accruals	587,000	531,000
Net operating loss carryforwards	743,000	686,000
	2,573,000	2,433,000
Valuation allowance	(542,000)	(367,000)
	2,031,000	2,066,000
Deferred tax liabilities
Intangibles	(727,000)	-
Accelerated depreciation	(251,000)	(240,000)
Deferred tax liabilities	(978,000)	(240,000)
Net deferred tax assets	$ 1,053,000	$ 1,826,000

Deferred tax assets (liabilities) are reflected in the accompanying balance sheets as:
Current	1,830,000	$ 1,536,000
Long-term	(777,000)	290,000
Net deferred tax assets	$ 1,053,000	$ 1,826,000

The Company has state and local net operating loss carryforwards of approximately $15.6 million which expire on various dates through 2017.

Provision (benefit) for income taxes consists of the following:

Year Ended December 31,
	2007	2006	2005
Federal – current	$ 3,852,000	$ 2,447,000	$ 1,481,000
State and local - current	854,000	490,000	197,000
Deferred	566,000	(119,000)	(272,000)
	$ 5,272,000	$ 2,818,000	$ 1,406,000

Shown in the accompanying statements of income as:
Continuing operations	$ 5,272,000	$ 2,818,000	$ 1,406,000
Discontinued operations	(138,000)	(24,000)	2,868,000
	$ 5,134,000	$ 2,794,000	$ 4,274,000

A reconciliation of the statutory to the effective rate of the Company is as follows:

Year Ended December 31,
	2007	2006	2005
Tax provision using statutory rate	34.0%	34.0%	34.0%
State and local taxes, net of Federal benefit	4.9%	5.5%	4.5%
Valuation allowance	1.4%	-	-3.6%
Other, net	0.0%	0.2%	-2.9%
Tax provision for continuing operations	40.3%	39.7%	32.0%

The Company has provided a valuation allowance against certain net deferred tax assets based upon management’s estimation of realizability of those assets through future taxable income. This valuation allowance was based in large part on the Company’s history of generating operating income or losses in individual tax locales and expectations for the future. The Company’s ability to generate the expected amounts of taxable income from future operations to realize its recorded net deferred tax assets is dependent upon general economic conditions, competitive pressures on revenues and margins and legislation and regulation at all levels of government. There can be no assurances that the Company will meet its expectations of future taxable income. However, management has considered the above factors in reaching its conclusion that it is more likely than not that future taxable income will be sufficient to realize the net deferred tax assets as (net of valuation allowance) of December 31, 2007.

During the years ended December 31, 2007, 2006 and 2005, based on changes in facts and circumstances, favorable changes occurred in the Company’s expectations with regard to the generation of future taxable income in certain tax jurisdictions. Accordingly, the state and local tax provision for these periods include an increase (reduction) of previously recorded valuation allowances of approximately $175,000, $35,000 and, ($152,000), for the years ended December 31, 2007, 2006 and 2005 respectively.

The Company adopted the provisions of FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (FIN 48), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on the Company’s evaluation, it has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The evaluation was performed for the tax years ended December 31, 2003, 2004, 2005, 2006 and 2007. For federal tax purposes, the Company is currently subject to examinations for tax years 2005 and forward while for state purposes, tax years 2003 and forward, depending on the specific state rules and regulations. The Internal Revenue Service has completed its examination of the tax year ending December 31, 2004 with no assessment of any additional tax or penalty.

The Company may from time to time be assessed interest and penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to its financial results. Assessments for interest and/or penalties are classified in the financial statements as general and administrative expenses other.

NOTE 7 – STOCKHOLDERS' EQUITY

Employee Stock Option Plans

The Company has the following stock option plans:

1.       The Company has a 1993 Stock Option Plan for Non-employee Directors which provided for the granting of options to purchase up to 240,000 shares of the Company’s common stock to directors who are not employees. Each newly elected director or any director who did not possess options to purchase 20,000 shares of the Company’s common stock were automatically granted options to purchase 20,000 shares of common stock under this plan at an exercise price based on the market price as of the date of grant. As of December 31, 2007, all option shares available under this plan have been granted and options for 60,000 shares were outstanding under this plan.

2.       The Company has a 2000 Employee Stock Option Plan which provides for options to purchase up to 1,000,000 shares of the Company’s common stock to key employees, officers and directors. The Board of Directors determines the amount and terms of the options, which cannot exceed ten years. As of December 31, 2007, options for 265,014 shares had been granted and were outstanding under this plan. There are no shares available for future grant.

3.       The Company has a 2007 Stock and Incentive Compensation Plan which provides for options to purchase up to 500,000 shares of the Company’s common stock to employees, non-employee directors or independent contractors. The Board of Directors determines the amount and terms of the options, which cannot exceed ten years. As of December 31, 2007, options for 5,000 shares had been granted and were outstanding under this plan. Shares available for future grant amounted to 495,000 shares at December 31, 2007.

Changes in option shares outstanding are summarized as follows:

	Shares	Wtd. Avg Ex. Price
December 31, 2004	1,052,000	$ 1.60

Granted	20,000	2.70
Exercised	(209,614)	1.45
Forfeited	(86,386)	1.41
December 31, 2005	776,000	1.72

Granted	-	-
Exercised	(123,160)	1.34
Forfeited	(38,780)	1.26
December 31, 2006	614,060	1.83

Granted	187,000	19.50
Exercised	(471,046)	6.31
Forfeited	(13,000)	19.40
December 31, 2007	317,014	$ 11.87

The following table details exercisable options and related information:

Year Ended December 31,
	2007	2006	2005

Exercisable at end of year	186,514	609,060	766,000
Weighted average exercise price	$ 6.54	$ 1.81	$ 1.70

Weighted average fair value
of options granted during the year	$ 8.54	$ -	$ 2.71

In 2005 and 2006, the fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for awards in the year ended December 31, 2005: risk-free interest rates of 4.44%, expected volatility of approximately 45.81%, expected lives of 10 years, and no expected dividend yields. There were no options granted in 2006.

In 2007, the fair value of each option award is estimated on the date of grant using the Monte Carlo option valuation model with suboptimal exercise behavior. The Company has adopted the Monte Carlo option valuation pricing model in 2007. This lattice model places greater emphasis on market evidence and predicts more realistic results, because it considers open form information including volatility, employee exercise behaviors and turnover. The following assumptions were used for the year ended December 31, 2007: equivalent interest rate of 4.80%, equivalent volatility of approximately 44.79%, implied expected lives of 3.5 years, and expected lives of 7.4 years.

The following table summarizes information about stock options outstanding at December 31, 2007:

Options Outstanding				Options Exercisable
	Outstanding	Wtd. Avg.		Exercisable
Range of	As of	Remaining	Wt. Avg.	As of	Wt. Avg.
Ex. Price	December 31, 2007	Contractual Life	Ex. Price	December 31, 2007	Ex. Price
$1.31-2.50	113,014	2.98	$2.06	113,014	$2.06
$2.51 - 3.00	-	0.00	$0.00	-	$0.00
Over $3.00	204,000	8.67	$17.31	73,500	$13.41
$1.31 – $23.00	317,014	6.64	$11.87	186,514	$6.54

Shareholders Rights Plan

On February 1, 1999 the Company implemented a shareholder protection rights plan. One right was distributed as a dividend on each share of common stock of the Company held of record as of the close of business on February 16, 1999. Subject to the terms and conditions of the plan, the rights will be exercisable only if a person or group acquires beneficial ownership of 20% or more of the Company’s common stock or announces a tender or exchange offer upon consummation of which, such person or group would beneficially own 20% or more of the common stock of the Company. If the rights are triggered, then each right not owned by the acquiring person or group entitles its holder to purchase shares of Company common stock at the right’s current exercise price, having a value of twice the right’s exercise price. The Company may redeem the rights at any time until the close of business on the tenth business day following an announcement by the Company that an acquiring person or group has become the beneficial owner of 20% or more of the Company’s common stock.

Directors Deferred Compensation Plan

The Company has a Non-Employee Directors Deferred Compensation Plan which allows Directors to elect to receive fees for Board services in the form of shares of the Company’s common stock. The Plan authorized 200,000 shares for such use. As of December 31, 2007, 115,955 shares have been allocated in deferred accounts, 8,622 have been issued to previous Directors and 75,423 remain available for future allocation.

Allocated shares are to be issued to Directors when they cease to be Directors or upon a change in control. Directors’ fees are expensed as incurred whether paid in cash or deferred into the Plan.

NOTE 8 – RETIREMENT PLAN

The Company administers a 401(k) defined contribution retirement plan for the benefit of the majority of its employees, who have completed 90 days of service and been credited with 1,000 hours of service as defined by the plan agreement. The Company matches contributions in an amount equal to one-quarter of the first 5% of each participant’s contribution to the plan. 401(k) assets are held by an independent trustee, are not assets of the Company, and accordingly are not reflected in the Company’s balance sheets.

The Company’s retirement plan expense was approximately $193,000, $110,000 and $103,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain real estate, office space, and equipment under non-cancelable operating leases expiring at various dates through 2012 and which contain various renewal and escalation clauses. Rent expense amounted to $3,221,208, $2,374,379 and $1,939,722 for years ended December 31, 2007, 2006 and 2005, respectively. At December 31, 2007 the minimum rental payments under these leases were as follows:

2008	$2,660,471
2009	1,618,004
2010	826,337
2011	479,908
2012	382,423
Total	$5,967,143

Capital Leases and Term Debt

The Company has certain assets, primarily computer equipment, under capital leases. The leases include interest of approximately 6.50% per annum. Assets held under capital lease are carried at cost of approximately $113,000 with accumulated depreciation of approximately $99,000 as of December 31, 2007.

The Company has three unsecured notes payable totaling $4.5 million to sellers bearing interest at 6% per annum at December 31, 2007, October and November 2008 and May 2009.

Future minimum lease payments and principal and interest payments on the term debt are as follows:

Year Ending December 31,	Capital Leases	Acquisition Notes Payable	Total
2008	$117,784	$540,000	$657,784
2009	-	4,000,000	4,000,000
	117,784	4,540,000	4,657,784
Less: amount representing Interest	(4,830)	-	(4,830)
Present value of minimum lease/principal payments	112,954	4,540,000	4,652,954
Less: current portion	112,954	540,000	652,954
	$-	$4,000,000	$4,000,000

Insurance Programs

The Company bears significant insurance risk under our large-deductible workers’ compensation insurance program and its self-insured employee health program. Under the workers’ compensation insurance program, the Company bears risk up to $400,000 per incident. The Company purchases stop-loss insurance for the employee health plan that places a specific limit, generally $100,000, on its exposure for any individual covered life.

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against the Company by various claimants. The claims are in various stages of processing and some may ultimately be brought to trial. The Company is aware of incidents that have occurred through December 31, 2007 that may result in the assertion of additional claims. The Company carries insurance coverage for this exposure with no deductible. Prior to April 1, 2007, the Company carried coverage with a deductible per claim of $500,000.

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

NOTE 10 – STOCK REPURCHASES

During the year ended December 31, 2007, the Company redeemed 30,924 shares of its common stock in conjunction with the exercise of employee stock options and issuance of related stock. These were shares previously outstanding and owned by option holders submitted by them in lieu of the cash exercise price (an aggregate of $(677,545) that would have otherwise been due on option exercise).

During the year ended December 31, 2006, the Company redeemed 4,952 shares of its common stock in conjunction with the exercise of employee stock options and issuance of related stock. These were shares previously outstanding and owned by option holders submitted by them in lieu of the cash exercise price (an aggregate of $(58,657) that would have otherwise been due on option exercise).

During the year ended December 31, 2005, the Company redeemed 47,456 shares of its common stock in conjunction with the exercise of employee stock options and issuance of related stock. These were shares previously outstanding and owned by option holders submitted by them in lieu of the cash exercise price (an aggregate of $(369,390) that would have otherwise been due on option exercise).

NOTE 11 – SEGMENT DATA

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

Year Ended December 31,
	2007	2006	2005
Net revenues
Visiting nurses	$ 96,219,949	$ 55,190,258	$ 39,732,561
Personal care	35,910,107	35,455,236	33,873,984
	$ 132,130,056	$ 90,645,494	$ 73,606,545
Operating income (loss)
Visiting nurses	19,592,144	$ 9,098,996	$ 5,387,672
Personal care	3,412,008	3,899,545	3,471,139
Corporate	(9,080,619)	(5,891,932)	(4,512,141)
	$ 13,923,533	$ 7,106,609	$ 4,346,670
Identifiable assets
Visiting nurses	$ 53,600,409	$ 36,741,798	$ 10,850,130
Personal care	9,656,465	9,140,323	9,830,902
Corporate	4,103,516	7,513,372	9,862,123
	$ 67,360,390	$ 53,395,493	$ 30,543,155
Identifiable liabilities
Visiting nurses	$ 14,011,123	$ 17,035,181	$ 3,958,764
Personal care	1,845,604	1,382,060	4,315,335
Corporate	16,661,751	7,238,448	2,133,678
	$ 32,518,477	$ 25,655,689	$ 10,407,777
Capital expenditures
Visiting nurses	$ 310,468	$ 195,447	$ 85,963
Personal care	32,562	27,605	6,768
Corporate	358,614	635,238	363,618
	$ 701,644	$ 858,290	$ 456,349
Depreciation and amortization
Visiting nurses	$ 222,347	$ 173,415	$ 127,109
Personal care	12,987	20,968	27,191
Corporate	606,867	804,992	1,030,390
	$ 842,201	$ 999,376	$ 1,184,690

NOTE 12 – DISCONTINUED OPERATIONS

On September 30, 2005, the Company sold its adult day care (ADC) segment to Active Services, Inc. ADC operations are now reported as discontinued operations. The sale price consisted of $13.6 million cash plus assumption of approximately $1.4 million of debt. In return, Active Services acquired substantially all the assets and assume certain working capital liabilities related to Almost Family’s 19 medical adult day care centers which generated approximately $21.0 million in annual revenues. The Company reported an after-tax gain on the sale totaling $5.1 million.

Revenues from the discontinued ADC segment were approximately $16.5 million in the year ended December 31 2005. During 2007, the VN segment had one facility and the PC segment had three facilities that met the criteria to be reclassified as discontinued operations. For all the years presented in this report, these facilities have been reclassified. Net losses from the discontinued operations were approximately $(211,000), ($76,000) and ($236,000) in the years ended December 31, 2007, 2006 and 2005 respectively, and such amounts are included in net loss from discontinued operations in the accompanying financial statements.

NOTE 13 -- ACQUISITIONS

Each of the following acquisitions was completed in order to pursue the Company’s strategy of expanding its visiting nurse operations in the eastern United States by expanding its service base and enhancing its position in certain geographic areas as a leading provider of home health services. The purchase price of each acquisition was determined based on the Company’s analysis of comparable acquisitions and expected cash flows. Goodwill generated from the acquisitions was recognized given the expected contributions of each acquisition to the overall corporate strategy. Each of the acquisitions completed was accounted for as a purchase and are included in the Company’s financial statements from the respective acquisition date. All goodwill generated in the transactions below is expected to be deductible for tax purposes.

Acquisitions During 2007

During 2007 the Company acquired 5 visiting nurse branch locations. These operations added to our market presence in Florida and Ohio.

On October 26, 2007 the Company acquired the assets of all the Medicare-certified home health agencies owned and operated by Quality of Life Holdings, Inc. (Quality of Life) for an initial purchase price of $10 million, consisting of $8 million cash, and $2 million (or approximately 101,000 shares) of Almost Family common stock (restricted). Additional consideration of up to $6.9 million may be paid contingent primarily upon the achievement of certain development targets following the closing. The cash portion of the transaction paid at closing was funded from borrowings available on the Company’s senior credit facility. The acquired operations generated net revenues of approximately $8.6 million in the year ended December 31, 2006.

The following table summarizes the approximate estimated fair values of the assets acquired and liabilities assumed of the Quality of Life acquisition on October 26, 2007.

Accounts receivable - net	$ 944,000
Property, plant & equipment	67,000
Other Assets	57,000
Goodwill and other intangibles	10,811,000
Assets acquired	11,879,000
Liabilities assumed	(1,702,000)
Net assets acquired	$10,177,000

The Company is currently in the process of finalizing its valuation of the assets acquired and liabilities assumed for the Quality of Life acquisition, to assist it in allocating the purchase price to the individual assets acquired and liabilities assumed. The preliminary allocation of purchase price included in the current period balance sheet is based on the Company’s current best estimate and is subject to revision based on final determination of fair value. The Company has engaged an independent valuation firm to assist with the valuation of Quality of Life, which is expected to be completed prior to the first anniversary of the acquisition.

The unaudited proforma results of operations of the Company as if the Quality of Life, acquisition had been made at the beginning of 2006 are as follows:

Twelve Months ended December 31
	2007	2006
Revenues	$ 139,375,839	$ 99,291,013
Net Income from continuing operations	$ 7,076,837	$ 3,971,421
Net Income	$ 7,159,695	$ 4,032,219
Earnings per share from continuing operations
Basic	$ 1.28	$ 0.80
Diluted	$ 1.24	$ 0.73
Earnings per share
Basic	$ 1.30	$ 0.81
Diluted	$ 1.26	$ 0.74

The pro forma information presented above is presented for illustrative purposes only and may not be indicative of the results of operations that would have actually occurred if the transaction described had been completed as of the beginning of 2006. In addition, future results may vary significantly from the results reflected in such information.

On January 15, 2007, the Company acquired the fixed assets and business operations of a home health agency with one personal care and one Medicare-certified branch located in Jacksonville, Florida. The total purchase price of $600,000 was paid in cash. The Company assumed employee paid-time-off liabilities of approximately $32,000 and fixed assets of approximately $19,000, with the purchase price balance recorded as goodwill (approximately $0.5 million). The cash portion of the transaction was funded from borrowings available on the Company’s senior credit facility. The acquired operations generated net revenues of approximately $1.3 million in the year ended December 31, 2006.

Acquisitions During 2006

During 2006, we acquired 24 visiting nurse branch locations one of which was essentially a startup operation. These operations added to our market presence in Florida, and gave us market presence in Alabama, Illinois and Missouri.

On December 3, 2006, the Company acquired all the Medicare-certified home health agencies owned and operated by Mederi, Inc., located in Coconut Grove, Florida. The total purchase price of $20.4 million was paid $11.7 million in cash, approximately $3 million or 100,000 shares of Almost Family common stock (restricted) and $4 million in the form of two notes payable bearing interest at 6% payable quarterly with the principal due in a balloon payment two years from the closing date. The Company assumed employee paid-time-off liabilities of approximately $397,000 and a Medicare liability of approximately $1.3 million which were settled in 2007. Approximately $1.7 million of additional consideration was accrued as of December 31, 2007 and paid in March 2008 pursuant to the acquisition agreement based on achievement of certain targets in 2007. Additional consideration of up to $3.3 million in cash may be paid to the seller contingent primarily upon the achievement of certain revenue targets in 2008. The cash portion of the transaction was funded from borrowings available on the Company’s senior credit facility. The acquired operations generated net revenues of approximately $23.8 million in the year ended June 30, 2006. The Mederi acquisition significantly expanded the Company’s presence and penetration in the state of Florida and gave the Company new market presence in the states of Missouri and Illinois.

The Company engaged an independent valuation firm to complete a purchase price allocation in connection with SFAS No. 141 as of December 3, 2006 for the Mederi acquisition. This valuation was completed in 2007 and was used in allocating purchase price to the individual assets acquired and liabilities assumed. The allocation of purchase price included in the current period balance sheet is based upon this valuation.

The following table summarizes the approximate fair values of the assets acquired and liabilities assumed of the Mederi, Inc. acquisition on December 3, 2006.

Accounts receivable - net	$ 905,000
Property, plant & equipment	220,000
Intangible Assets	2,587,000
Other Assets	87,000
Goodwill	18,366,000
Assets acquired	22,165,000
Liabilities assumed	(1,752,000)
Net assets acquired	$20,413,000

The unaudited proforma results of operations of the Company as if the Mederi, Inc. acquisition had been made at the beginning of 2005 are as follows:

Twelve Months ended December 31
	2006	2005
Revenues	$ 114,578,381	$ 98,466,791
Net Income from continuing operations	$ 3,814,218	$ 1,749,589
Net Income	$ 3,240,867	$ 6,287,273
Earnings per share from continuing operations
Basic	$ 0.75	$ 0.36
Diluted	$ 0.69	$ 0.32
Earnings per share
Basic	$ 0.64	$ 1.29
Diluted	$ 0.59	$ 1.16

The pro forma information presented above is presented for illustrative purposes only and may not be indicative of the results of operations that would have actually occurred if the transaction described had been completed as of the beginning of 2005. In addition, future results may vary significantly from the results reflected in such information.

On September 18, 2006, the Company acquired the business operations of a Medicare-certified home health agency located in Ft. Lauderdale, Florida. The total purchase price of $1.1 million was paid $1.0 million in cash with the $100,000 balance in the form of a note payable bearing interest at 6% payable quarterly which was paid in full in 2007. The Company funded the cash portion of the purchase price from available cash on deposit. The Company recorded substantially the entire purchase price as goodwill.

On June 30, 2006, the Company acquired all the assets and business operations of a Medicare-certified home health agency located in Birmingham, Alabama. The total purchase price of $982,000 was paid $810,000 in cash plus $100,000 in a note payable bearing interest at 6% payable quarterly which was paid in full in 2007. The remaining $72,000 is comprised of assumed employee time off liabilities. The Company funded the cash portion of the purchase price from available cash on deposit. The acquired operation generated net Medicare revenues of approximately $1.8 million in the year ended June 30, 2006. The purchase price was allocated to tangible assets ($930,000) including primarily receivables and fixed assets with the balance recorded as goodwill (approximately $52,000).

On April 8, 2006, the Company acquired all the assets and business operations of a Medicare-certified home health agency with branches located in Ocala and Palm Coast, Florida. The total purchase price of $1.8 million was paid $1.4 million in cash plus $340,000 in a note payable bearing interest at 6% payable quarterly with the principal balance due in a balloon payment 30 months from the closing date. The remaining $5,000 is compromised of assumed employee time off liabilities. The Company funded the cash portion of the purchase price from available cash on deposit. The purchase price was allocated to tangible assets ($100,000) including primarily receivables and fixed assets with the balance recorded as goodwill ($1.7 million).

NOTE 14 - QUARTERLY FINANCIAL DATA— (UNAUDITED) (1)

Summarized quarterly financial data for the years ended December 31, 2007 and 2006 are as follows (in thousands except per share data):

	Year Ended December 31, 2007				Year Ended December 31, 2006
	Dec. 31, 2007	Sept. 30, 2007	June 30, 2007	March 31, 2007	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006	March 31, 2006
Net service revenues	$ 35,876	$ 31,971	$ 32,510	$ 31,773	$ 25,953	$ 22,631	$ 21,550	$ 20,511
Gross margin	18,637	16,315	16,966	16,332	13,142	11221	10,335	9,819
Income from continuing operations	2,076	1,955	1,962	1,821	1,413	1,046	929	928
Income (loss) from discontinued operations	(6)	(69)	(19)	(155)	56	(20)	(30)	(82)
Net income	2,070	1,886	1,943	1,666	1,469	1,026	899	846

Income from continuing operations
Basic	$ 0.38	$ 0.36	$ 0.36	$ 0.34	$ 0.26	$ 0.19	$ 0.17	$ 0.17
Diluted	$ 0.37	$ 0.35	$ 0.35	$ 0.32	$ 0.25	$ 0.19	$ 0.17	$ 0.17

Income (loss) from discontinued operations
Basic	$ 0.00	$ 0.01	$ -	$ (0.03)	$ 0.01	$ -	$ (0.01)	$ (0.01)
Diluted	$ 0.00	$ 0.01	$ -	$ (0.03)	$ 0.01	$ -	$ (0.01)	$ (0.01)

Net income per share
Basic	$ 0.38	$ 0.35	$ 0.36	$ 0.31	$ 0.27	$ 0.19	$ 0.17	$ 0.16
Diluted	$ 0.37	$ 0.34	$ 0.35	$ 0.30	$ 0.27	$ 0.18	$ 0.16	$ 0.1

(1) All share and per share information has been adjusted to reflect a 2-for-1 common stock split completed in January 2007.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Almost Family, Inc.

We have audited the accompanying consolidated balance sheets of Almost Family, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Almost Family, Inc. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for stock-based compensation to conform to Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Almost Family, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based of criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young, LLP

Louisville, Kentucky

March 7, 2008

Management’s Report on Internal Control over Financial Reporting

The consolidated financial statements appearing in this Annual Report have been prepared by management, that is responsible for their preparation, integrity and fair presentation. The statements have been prepared in accordance with accounting principles generally accepted in the United States, which requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of an internal control system may vary over time.

Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework inInternal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), with the exception of the operations of Quality of Life acquired during October 2007, as disclosed in Note 13, which altogether constituted approximately 6% of total assets as of December 31, 2007 and 2% of revenues for the year then ended. Based on that evaluation, our management concluded our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles as of December 31, 2007.

Ernst & Young LLP, an independent registered public accounting firm, has audited and reported on the consolidated financial statements of Almost Family, Inc. and on the effectiveness of our internal control over financial reporting. The reports of Ernst & Young LLP are contained in this Annual Report.

/s/ William B. Yarmuth	/s/ C. Steven Guenthner
William B. Yarmuth	C. Steven Guenthner
President and Chief Executive Officer	Chief Financial Officer
Date: March 7, 2008	March 7, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Almost Family, Inc.

We have audited Almost Family, Inc. and subsidiaries’ internal control of financial reporting as of December 31, 2007, based on criteria establish in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Almost Family, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Quality of Life which is included in the 2007 consolidated financial statements of Almost Family, Inc. and subsidiaries and constituted 6% of total assets as of December 31, 2007 and 2% of revenues for the year then ended. Our audit of internal control over financial reporting of Almost Family, Inc. also did not include an evaluation of the internal control over financial reporting of Qualify of Life.

In our opinion, Almost Family, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Almost Family, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholder’s equity, and cash flows for each of the three years in the period, ended December 31, 2007, of Almost Family, Inc. and subsidiaries and our report dated March 7, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young, LLP

Louisville, Kentucky

March 7, 2008

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures – As of December 31, 2007, the Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007.

Internal Control – Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report that provides management’s assessment of our internal control over financial reporting as part of this Annual Report on Form 10-K for the year ended December 31, 2007. Management’s report is included in Item 8 of this report under the caption entitled “Management’s Report on Internal Control Over Financial Reporting,” and is incorporated herein by reference. Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting. This attestation report is included in item 8 of this report under the caption entitled “Report of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting - There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2007, that have materially affected, or are reasonably likely to materially affect, Almost Family, Inc.’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is set forth in the Registrant’s definitive proxy statement to be filed with the Commission no later than 120 days after December 31, 2007, except for the information regarding executive officers of the Company. The information required by this Item contained in such definitive proxy statement is incorporated herein by reference.

The following table sets forth certain information with respect to the Company’s executive officers.

Name	Age	Position with the Company
William B. Yarmuth (1)	55	Chairman of the Board President
and Chief Executive Officer
C. Steven Guenthner (2)	47	Senior Vice President and
Chief Financial Officer
P. Todd Lyles (3)	46	Senior Vice President – Administration
Anne T. Liechty (4)	55	Senior Vice President - Operations
Phyllis Montville (5)	59	Vice President – Operations
David Pruitt (6)	44	Vice President – Operations
John B. Walker (7)	49	Vice President - Chief Accounting Officer

Executive officers of the Company are elected by the Board of Directors for one year and serve at the pleasure of the Board of Directors with the exception of William B. Yarmuth who has an employment agreement with the Company. There are no family relationships between any director or executive officer.

(1)

William B. Yarmuth has been a director of the Company since 1991, when the Company acquired National Health Industries (“National”), where Mr. Yarmuth was Chairman, President and Chief Executive Officer. After the acquisition, Mr. Yarmuth became the President and Chief Operating Officer of the Company. Mr. Yarmuth became Chairman and CEO in 1992. He was Chairman of the Board, President and Chief Executive Officer of National from 1981 to 1991.

(2)

C. Steven Guenthner has been Senior Vice President and Chief Financial Officer of the Company since 1992. From 1983 through 1992 Mr. Guenthner was employed as a C.P.A. with Arthur Andersen LLP. Prior to joining the Company he served as a Senior Manager in the firm’s Accounting and Audit division specializing in mergers and acquisitions, public companies and the healthcare industry.

(3)

P. Todd Lyles joined the Company as Senior Vice President Planning and Development in October 1997 and now serves as Senior Vice President – Administration. Prior to joining the Company Mr. Lyles was Vice President Development for the Kentucky Division of Columbia/HCA, a position he had held since 1993. Mr. Lyles experience also includes 8 years with Humana Inc. in various financial and hospital management positions.

(4)

Anne T. Liechty became Senior Vice President – VN Operations in 2001. Ms. Liechty has been employed by the Company since 1986 in various capacities including Vice President of Operations for the Company’s VN segment and its Product segment.

(5)

Phyllis Montville became Vice President – Operations in 2006. Ms. Montville came to the company in 2006 as Vice President of VN Operations in Florida. She has 23 years experience in home care management, most of which is in the Florida market. Ms. Montville owned and operated her own franchise for 10 years. She started in the home care field as a branch manager and home care nurse.

(6)

David Pruitt became Vice President – Operations in 2002. Mr. Pruitt has been employed by the company since 1996 in various roles in the company’s service divisions. Prior to 1996, he was employed by the Medicare Intermediary in Columbia, South Carolina.

(7)

John B. Walker became Chief Accounting Officer of the Company in May 2007.  He is certified public accountant with 28 years of financial management experience.  In 2003, he founded American Pipe Lining – MidAmerica, Inc. and served as its president until the company’s sale in 2007.  Prior to that, he held various senior financial management positions with high-growth companies in health insurance, home health and energy industries.

Code of Ethics and Business Conduct

The Company has adopted a Code of Ethics and Business Conduct that applies to all its directors, officers (including its chief executive officer, chief financial officer, chief accounting officer and any person performing similar functions) and employees. The Company has made the Code of Ethics and Business Conduct available on its website at www.almostfamily.com .

ITEMS 11, 12, 13 and 14. EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS; CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE; AND PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Registrant intends to file a definitive proxy statement with the Commission pursuant to Regulation 14A (17 CFR 240.14a) not later than 120 days after the close of the fiscal year covered by this report. In accordance with General Instruction G(3) to Form 10-K, the information called for by Items 11, 12, 13 and 14 is incorporated herein by reference to the definitive proxy statement. Neither the report on Executive Compensation nor the performance graph included in the Company’s proxy statement shall be deemed incorporated herein by reference.

Equity Compensation Plans

As of December 31, 2007, shares of common stock authorized for issuance under our equity compensation plans are summarized in the following table. See note 7 to the consolidated financial statements for a description of the plans. The table below is furnished pursuant to item 12.

Plan Category	Shares to Be IssuedUpon Exercise	Weighted-Average Option Exercise Price	Shares Available for Future Grants
Plans approved by shareholders Plans not approved by shareholders	317,014 -	$ 11.87 -	555,000 -

Total	317,014	$ 11.87	555,000

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Page Number
(a)	The following items are filed as part of this report:

1.	Index to Consolidated Financial Statements

Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005	41
Consolidated Balance Sheets – December 31, 2007 and 2006	42

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and

2005	44

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007,

2006 and 2005	43
Notes to Consolidated Financial Statements	45
Report of Independent Registered Public Accounting Firm	64

2.	Index to Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts	75

All other Schedules have been omitted because they are either not required, not applicable or,

the information has otherwise been supplied in the financial statements or notes thereto.

(b)	Exhibits required to be filed by Item 601 of Regulation S-K are set forth below:

Number	Description of Exhibit

3.1	Certificate of Incorporation, as amended, of the Registrant (incorporated by reference to Exhibit No. 3.1 of the Registrant’s Annual Report on Form 10-K for the year ended March 31, 1997)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3 of the Registrant’s Current Report on Form 8-K dated November 12, 2007)

4.1

Stockholder Protection Rights Agreement dated February 1, 1999, between the Registrant and Reliance Trust Company (incorporated by reference to Exhibit 4 to the Registrant’s Current Report on Form 8-K dated February 1, 1999)

4.2	Other Debt Instruments – copies of other debt instruments for which the total debt is less than 10% of assets will be furnished to the Commission upon request.

10.1+	Nonqualified Stock Option Plan, as amended (incorporated by reference to the Registrant’s Registration Statement on Form S-8 Reg. No. 33-20815).

10.2+	Supplemental Nonqualified Stock Option Plan (incorporated by reference to Exhibit 19.4 to the Registrant’s Report on Form 10-Q for the Quarter Ended November 30, 1987 Commission File No. 15342).

10.3+	Incentive Stock Option Plan, as amended (incorporated by reference to the Registrant’s Registration Statement on Form S-8 Reg. No. 33-20815).

10.4+

Amendment to the Senior Service Corporation 1987 Nonqualified Stock Option Plan (incorporated by reference to Exhibit 19.3 to the Registrant’s Report on Form 10-Q for the quarter ended November 30, 1989).

10.5+	1991 Long-Term Incentive Plan (incorporated by references to the Registrant’s Registration Statement on Form S-8 Reg. No. 33-81124).

10.6+	Employment Agreement, dated January 1, 1996, between the Company and William B. Yarmuth (incorporated by reference to the Registrant’s report on Form 10K for the year ended March 31, 1996).

10.7	Loan Agreement between the Company and Bank One, KY (incorporated by reference to the Registrant’s report on Form 10K for the year ended March 31, 2001).

10.8	Third Amendment to Loan Agreement between the Company and Bank One, NA, dated March 23, 2004 (incorporated by reference to the Registrant’s report on Form 10-K for the year ended December 31, 2003)
10.9

         Fourth Amendment to Loan Documents dated as of August 11, 2005, by and between (i) Almost Family, Inc., (ii) each of the subsidiaries of AFI that is party to the Agreement, and (iii) JP Morgan Chase Bank, N.A. (successor by merger to Bank One N.A.). (incorporated by reference to the Registrant’s report on Form 10-Q for the quarter ended June 30, 2005).

10.10*

Fifth Amendment to Loan Documents dated as of December 4, 2007, by and between (i) Almost Family, Inc., (ii) each of the subsidiaries of Almost Family, Inc. that is party to the Amendment, and (iii) JP Morgan Chase Bank, N.A. (successor by merger to Bank One N.A.

10.11+	2007 Stock Option and Incentive Compensation Plan (incorporated by reference to Appendix A of the Definitive Proxy Statement on Schedule 14A as filed on June 25, 2007).

10.12+	2000 Stock Option Plan (incorporated by reference to the Registrant’s Registration
Statement on Form S-8 Reg. No. 333-88744)

10.13+	Non-Employee Director Deferred Compensation Plan

10.14+	1993 Non-Employee Directors Stock Option Plan (incorporated by reference to the
Registrant’s Registration Statement on Form S-8 Reg. No. 333-881100)

10.15

Asset Purchase Agreement dated as of October 23, 2007 (the "Agreement"), among (i) the Registrant, Caretenders Visiting Services of Hernando County, LLC, Caretenders Visiting Services of Pinellas County, LLC, and Mederi Caretenders VS of Tampa, LLC, (ii) Quality of Life Holdings, Inc., Quality of Life Home Health Services, Inc., Quality of Life Home Health Services of Hillsborough, Inc., and Quality of Life Homecare of Hernando, Inc., (collectively, "Sellers"), and (iii) Michael Moses, James Heenan and Rosalind M. Heenan. (incorporated by reference to the Registrant’s report on Form 8K filed October 23, 2007)

10.16

Asset Purchase Agreement dated as of November 15, 2006, among (x) the Registrant, Caretenders Visiting Services of Ocala, LLC, Caretenders Visiting Services of Southwest Florida, Inc., Caretenders Visiting Services of Orlando, LLC, Caretenders Visiting Services of District 7, LLC, Pro-Care Home Health of Broward, Inc., Caretenders Visiting Services of Southeast Florida, Inc., Caretenders Visiting Services of Hernando County, LLC, Caretenders Visiting Services of District 6, LLC, Caretenders Visiting Services of Pinellas County, LLC, Caretenders Visiting Services of Cook County, LLC, and National Health Industries, Inc., (y) Mederi, Inc., Mederi of Collier County, Inc., Mederi of Manatee County, Inc., Mederi of Pinellas County, Inc., Mederi of Alachua County, Inc., Mederi of Palm Beach County, Inc., Mederi of Orange County, Inc., d/b/a Mederi of Brevard County, Inc., and United Home Health Services, Inc. d/b/a Mederi of Illinois, and (z) David Nesslein and Sandra Vazquez, (incorporated by reference to the Registrant’s report on Form 8K filed December 7, 2006)

10.17

Asset Purchase Agreement dated as of October 23, 2007 among (i) the Registrant, Caretenders Visiting Services of Hernando County, LLC, Caretenders Visiting Services of Pinellas County, LLC, and Mederi Caretenders VS of Tampa, LLC, (ii) Quality of Life Holdings, Inc., Quality of Life Home Health Services, Inc., Quality of Life Home Health Services of Hillsborough, Inc., and Quality of Life Homecare of Hernando, Inc., and (iii) Michael Moses, James Heenan and Rosalind M. Heenan, including executed copies of the following exhibits: (listed omitted schedules will be furnished supplementally to the SEC upon request):

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

(C)	Registration Rights Agreement dated October 26, 2007 between the Registrant and Quality of Life Holdings, Inc., and

(D)	Stock Pledge Agreement dated as of October 26, 2007 between the Registrant and Quality of Life Holdings, Inc. (incorporated by reference to the Registrant’s Report in Form 8-K dated October 26, 2007).

21*	List of Subsidiaries of Almost Family, Inc.

23.1*	Consent of Ernst & Young LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.

*Denotes filed herein.

+Denotes compensatory plan or management contract.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALMOST FAMILY, INC.

March 12, 2008

/S/ William B. Yarmuth	March 12, 2008

William B. Yarmuth

Chairman, Chief Executive Officer and President

/S/ C. Steven Guenthner	March 12, 2008

C. Steven Guenthner

Senior Vice President and Chief Financial Officer

(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature		Title	Date

By:	/s/ William B. Yarmuth	Director, Chief Executive Officer and President	March 12, 2008
	William B. Yarmuth	(principal executive officer)

By:	/s/ C. Steven Guenthner	Senior Vice President and Chief Financial Officer	March 12, 2008
	C. Steven Guenthner	(principal financial officer)

By:	/s/ John B. Walker	Vice President and Chief Accounting Officer	March 12, 2008
	John B. Walker	(principal accounting officer)

By:	/s/ Steven B. Bing	Director	March 12, 2008
Steven B. Bing

By:	/s/ Donald G. McClinton	Director	March 12, 2008
Donald G. McClinton

By:	/s/ Tyree G. Wilburn	Director	March 12, 2008
Tyree G. Wilburn

By:	/s/ Jonathan D. Goldberg	Director	March 12, 2008
Jonathan D. Goldberg

By:	/s/ W. Earl Reed, III	Director	March 12, 2008
W. Earl Reed, III

By:	/s/ Henry M. Altman, Jr.	Director	March 12, 2008
Henry M. Altman, Jr.

ALMOST FAMILY, INC.AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

SCHEDULE II

Col. A	Col. B	Col. C	Col. D	Col. E

Additions
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts	(3) Deductions	Balance at End of Period

Allowance for bad debts:
Year Ended December 31, 2007	$ 2,100,826	$ 1,506,570	$ 957,650	$ 1,558,880	$ 3,006,166

Year Ended December 31, 2006	$ 1,795,800	$ 687,103	599,513	$ 981,590	$ 2,100,826

Year ended December 31, 2005	$ 2,081,394	$ 935,141	262,303	$ 1,483,038	$ 1,795,800

(1)	Charged to bad debt expense.
(2)	Acquired Bad Debt Reserves.
(3)	Write-off of accounts.

Exhibit 21

ALMOST FAMILY, INC.AND SUBSIDIARIES

LIST OF SUBSIDIARIES AS OF MARCH 7, 2008

Subsidiaries of Almost Family, Inc.
Adult Day Care of America, Inc.	National Health Industries, Inc.
Adult Day Care of Maryland, Inc.	Adult Day Care of Louisville, Inc.
Almost Family, Inc.

Subsidiaries of National Health Industries, Inc.

Almost Family PC of Ft. Lauderdale, LLC	Caretenders Visiting Services of St. Augustine, LLC
Almost Family PC of Kentucky, LLC	Caretenders Visiting Services of St. Louis, LLC
Almost Family PC of SW Florida, LLC	Caretenders Visiting Services of Boston, LLC
Almost Family PC of West Palm, LLC	Caretenders Visiting Services of Central KY, LLC
Caretenders Mobile Medical Services, LLC	Caretenders Visiting Services of Louisville, LLC
Caretenders of Birmingham, Inc.	Caretenders Visiting Services of Northern KY, LLC
Caretenders of Cleveland, Inc.	Caretenders Visiting Services of Western KY, LLC
Caretenders of Columbus, Inc.	Mederi Caretenders VS of Broward, LLC
Caretenders of Jacksonvillle, LLC	Mederi Caretenders VS of SE FL, LLC
Caretenders Visiting Service Employment, Inc.	Mederi Caretenders VS of SW FL, LLC
Caretenders Visiting Services of Cook County, LLC	Mederi Caretenders VS of Tampa, LLC
Caretenders Visiting Services of District 6, LLC	Princeton Home Health
Caretenders Visiting Services of District 7, LLC	Almost Family PC of Alabama, LLC
Caretenders Visiting Services of Gainesville, LLC	Almost Family PC of Columbus, LLC
Caretenders Visiting Services of Hernando County, LLC	Almost Family PC of Connecticut, LLC
Caretenders Visiting Services of Kentuckiana, LLC	Caretenders VS of Cleveland, LLC
Caretenders Visiting Services of Ocala, LLC	Caretenders of Cincinnati, Inc.
Caretenders Visiting Services of Orlando, LLC	Caretenders of Marshall County, Inc.
Caretenders Visiting Services of Pinellas County, LLC	Caretenders of New Jersey, Inc.
Caretenders Visiting Services of Southern Illinois, LLC	Caretenders of Southwest Florida, Inc.
Caretenders of West Palm Beach, Inc.

Caretendersof Birmingham, Inc.
Princeton Home Health LLC

Exhibit 23.1

Consent of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in the Registration Statement Form S-8 No. 33-881100 pertaining to the 1993 Non-Employee Directors Stock Option Incentive Plan, Registration Statement Form S-8 No. 33-81124 pertaining to the 1991 Long-Term Employee Stock Option Plan, Registration Statement Form S-8 No. 333-88744 pertaining to the 2000 Employee Stock Option Plan, Registration Statement Form S-8 No. 333-43631 pertaining to the Non-Employee Directors Deferred Compensation Plan and Registration Statement Form S-3 No. 333-143459 pertaining to the 2007 shelf registration of securities, of our report dated March 7, 2008, with respect to the consolidated financial statements and schedule of Almost Family, Inc. and subsidiaries included in the Annual Report (Form 10-K) for the year ended December 31, 2007.

/s/ Ernst & Young, LLP

Louisville, Kentucky

March 7, 2008

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15f and 15d-15(f)), for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: March 12, 2008	By /s/ William B. Yarmuth
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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15f and 15d-15(f)), for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: March 12, 2008	By /s/ C. Steven Guenthner
C. Steven Guenthner Senior Vice President & Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350

(AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

I, William B. Yarmuth, Chief Executive Officer of Almost Family, Inc. (the “Company”), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1)

The Annual Report on Form 10-K of the Company for the annual period ended December 31, 2007 (the “Report”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 12, 2008	By /s/ William B. Yarmuth
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

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350

(AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

I, C. Steven Guenthner, Chief Financial Officer of Almost Family, Inc. (the “Company”), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1)

The Annual Report on Form 10-K of the Company for the annual period ended December 31, 2007 (the “Report”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

(2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company

Date: March 12, 2008	By /s/ C. Steven Guenthner
C. Steven Guenthner Senior Vice President & Chief Financial Officer

A signed copy of this original statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff on request.