Form 10-K/A
period 2007-12-31
ALMOST FAMILY INC
filed 2008-04-29
CIK 799231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

____________Class______________	Outstanding at March 7, 2008
Common Stock, $.10 par value per share	5,531,921 Shares

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

PART III	4
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	4
ITEM 11 EXECUTIVE COMPENSATION	7
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	17
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	20
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	20
Item 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES	21

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends Almost Family, Inc.’s (the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2007, originally filed on March 12, 2007 (the “Original Filing”). We are filing this Amendment to include the information required by Part III and not included in the Original Filing as we will not file our definitive proxy statement within 120 days of the end of the Company’s fiscal year ended December 31, 2007. Solely for this reason, we are filing certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. Except as set forth above, this Amendment does not alter or restate any of the information set forth in the Original Filing.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

The following table sets forth certain information with respect to the Company’s executive officers.

Name	Age	Position with the Company
William B. Yarmuth (1)	56	Chairman of the Board President
and Chief Executive Officer
C. Steven Guenthner (2)	47	Senior Vice President and
Chief Financial Officer
P. Todd Lyles (3)	46	Senior Vice President – Administration
Anne T. Liechty (4)	55	Senior Vice President - Operations
Phyllis Montville (5)	59	Senior Vice President – Operations
David Pruitt (6)	44	Vice President – Operations
John B. Walker (7)	49	Vice President and Chief Accounting

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

(5)

Phyllis Montville became Senior Vice President – Operations in 2007. Ms. Montville came to the company in 2006 as Vice President of VN Operations in Florida. She has 23 years experience in home care management, most of which is in the Florida market. Ms. Montville owned and operated her own franchise for 10 years. She started in the home care field as a branch manager and home care nurse.

(6)

David Pruitt became Vice President – Operations in 2002. Mr. Pruitt has been employed by the company since 1996 in various roles in the company’s service divisions. Prior to 1996, he was employed by the Medicare Intermediary in Columbia, South Carolina.

(7)

John B. Walker became Vice President and Chief Accounting Officer of the Company in May 2007.  He is a C.P.A. with 28 years of financial management experience.  In 2003, he founded American Pipe Lining – MidAmerica, Inc. and served as its president until the company’s sale in 2007.  Prior to that, he held various senior financial management positions with high-growth companies in health insurance, home health and energy industries.

Board of Directors

Set forth below is a list of members of the Board of Directors, together with their ages, all Company positions and offices each person currently holds and the year in which each person joined the Board. Each of the current members of the Board of Directors is expected to stand for re-election of the 2008 Annual Meeting of Shareholders.

Name	Age	Position or Office	Director Since
William B. Yarmuth	56	Chairman of the Board, President and Chief Executive Officer	1991
Steven B. Bing	61	Director	1992
Donald G. McClinton	74	Director	1994
Tyree G. Wilburn	55	Director	1996
Jonathan D. Goldberg	56	Director	1997
W. Earl Reed, III	56	Director	2000
Henry M. Altman, Jr.	71	Director	2004

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

W. Earl Reed, III. Mr. Reed was elected a director in November 2000. Since 1998, Mr. Reed has served as Chief Executive Officer of The Allegro Group, a healthcare financial advisory firm that advises public and private healthcare organizations including providing interim management services. From August 2005 to September 2007, Mr. Reed served as Chief Executive Officer and Chairman of the Board of LifeCare Holdings, Inc., a privately owned operator of 18 long-term hospitals. From May 2000 to December 2001, Mr. Reed served as Chairman, President and Chief Executive Officer of Rehab Designs of America Corporation, a private venture capital backed orthotics and prosthetics healthcare company, as part of a turnaround project. From 1987 to 1998, Mr. Reed was Chief Financial Officer and member of the board of directors of Vencor, Inc.

Henry M. Altman, Jr. Mr. Altman was elected a director in 2004. Mr. Altman retired in 2002 following over 40 years of experience in public accounting, most recently serving as the president and managing director of the Deming, Malone, Livesay & Ostroff CPA firm. He is currently the owner of Altman Consulting LLC, an independent business consulting firm. Mr. Altman currently serves on the boards of Jewish Hospital & St. Mary’s HealthCare and University Medical Center in Louisville, Kentucky, and the American Hospital Association's Leadership Development Committee. He also serves on the boards of Louisville Medical Center Development Corporation and the Institute for Bioethics, Health Policy and Law. In 2001, Mr. Altman was presented with the inaugural Kentucky Hospital Association Health Care Governance Award.

Audit Committee of the Board of Directors

The Board has three standing committees: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. As described in its charter, the principal duties of the Audit Committee include appointing the Company’s independent auditors, reviewing the scope of the audit, reviewing the corporate accounting practices and policies with the independent auditors, reviewing with the independent auditors their final report, reviewing with independent auditors overall accounting and financial controls and consulting with the independent auditors. All of the members of the Audit Committee are "independent," as that term is defined in the applicable rules for companies traded on The Nasdaq Global Select Market (Nasdaq) and meet the criteria for independence under the Sarbanes-Oxley Act of 2002 and the rules adopted by the Securities and Exchange Commission. The members of the Audit Committee are Messrs.

Goldberg, Reed (Chair), and Wilburn. The Board has designated Reed as the “audit committee financial expert” within the meaning of the SEC rules.

Code of Ethics and Business Conduct

The Board has adopted a Code of Ethics and Business Conduct that applies to all its directors, officers and employees, including the principal executive and financial officers, the controller and the principal accounting officer of the Company. The Code of Ethics and Business Conduct is available in its entirety on the Company’s website, www.almostfamily.com . The Company intends to post amendments to, or waivers from, its Code of Ethics and Business Conduct, if any, that apply to the principal executive and financial officers, the controller or the principal accounting officer on its website.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission initial reports of stock ownership and reports of changes in stock ownership and to provide the Company with copies of all such filed forms. Section 16(a) of the Securities Exchange Act of 1934 provides that any profit realized by an insider from any purchase and sale, or sale and purchase, of the Company’s equity securities within less than six months must be disgorged to the Company. Based solely on its review of such copies or written representations from reporting persons, the Company believes that all Section 16(a) reports were filed on a timely basis during fiscal 2007, except Anne Liechty failed to timely report a sale of 714 shares, which error was corrected through the subsequent late filing of the Form 4.

ITEM 11. EXECUTIVE COMPENSATION

The following Summary Compensation Table shows the compensation earned for the time period served as an executive officer during the last fiscal year by: (1) the President and Chief Executive Officer, (2) the Chief Financial Officer, and (3) each of the three other highest compensated executive officers of the Company serving at December 31, 2007 (collectively, the “Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
William B. Yarmuth Chairman of the Board, President & CEO	2007 2006	408,369 375,481	- -	- -	56,660 -	400,530 390,000	- -	1,242 938	886,801 766,419
C. Steven Guenthner Sr. Vice President Secretary/Treasurer & CFO	2007 2006	233,316 219,421	- -	- -	28,330 -	176,029 170,000	- -	-	437,675 389,421
Patrick T. Lyles Senior Vice President	2007 2006	209,874 195,412	- -	- -	16,998 -	142,508 138,000	-	-	369,380 333,412
Anne T. Liechty Senior Vice President-Visiting Nurse Operations	2007 2006	168,986 156,379	- -	- -	9,443 -	102,000 150,000	- -	1,175 1,016	281,604 307,395
Phyllis D. Montville Senior Vice President – Operations	2007 2006	168,077 145,000	- -	- -	9,443 -	75,000 50,000	- -	2,352 -	254,872 195,000

In 2007, the fair value of each option award was estimated on the date of grant using the Monte Carlo option valuation model with suboptimal exercise behavior. The Company adopted the Monte Carlo option valuation pricing model in 2007. This lattice model places greater emphasis on market evidence and predicts more realistic results, because it considers open form information including volatility, employee exercise behaviors and turnover. The following assumptions were used for the year ended December 31, 2007: equivalent interest rate of 4.80%, equivalent volatility of approximately 44.79%, implied expected lives of 3.5 years, and expected lives of 7.4 years.

The following table provides information about equity and non-equity awards granted to the Named Executive Officers in 2007.

Grants of Plan-Based Awards

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
William B. Yarmuth	2/12/07	30,000	19.40	256,110
C. Steven Guenthner	2/12/07	15,000	19.40	128,055
Patrick T. Lyles	2/12/07	9,000	19.40	76,833
Anne T. Liechty	2/12/07	5,000	19.40	42,685
Phyllis D. Montville	2/12/07	5,000	19.40	42,685

The following table provides information on the stock option holdings as of December 31, 2007 for the Named Executive Officers

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expira-tion Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
William B. Yarmuth			30,000	(2)	19.40	2/11/17
C. Steven Guenthner	33,014	(1)	15,000	(2)	2.13 19.40	2/3/11 2/11/17
Patrick T. Lyles	20,000	(1)	9,000	(2)	2.13 19.40	2/3/11 2/11/17
Anne T. Liechty			5,000	(2)	19.40	2/11/17
Phyllis Montville			5,000	(2)	19.40	2/11/17

(1)

Options granted pursuant to the Company’s Amended and Restated 2000 Stock Option Plan. On the effective date of the January 2007 2-for-1 stock split the number of shares was multiplied by two and the exercise price was divided by two. Information is presented as adjusted for the 2-for-1 stock split. Options vest over 3 years and were fully vested on 2/5/2004.

(2)	Options granted pursuant to the Company’s Amended and Restated 2000 Stock Option Plan. Options vest over 3 years and will be vested on 2/10/2010.

The following table provides information on the stock options exercised by the Named Executive Officers in 2007

Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
William B. Yarmuth	382,516	7,756,299	-	-
C. Steven Guenthner	14,634	297,421	-	-
Patrick T. Lyles	33,896	698,173	-	-
Anne T. Liechty	-	-	-	-
Phyllis D. Montville	-	-	-	-

Potential Payments Under Termination or Change in Control of the Company

The Company has a year-to-year employment agreement with William B. Yarmuth, its Chairman of the Board, President and Chief Executive Officer. The agreement had an initial term of two years and provides that it will automatically be renewed for successive one-year terms. Either the Company or Mr. Yarmuth may terminate the agreement as of the last day of any renewal term by giving at least 60 days' prior written notice of termination. In addition, the Company may by decision of the Board of Directors terminate the agreement at any time by written notice to Mr. Yarmuth. Mr. Yarmuth is entitled to certain payments upon termination of employment with the Company. If Mr. Yarmuth's employment is terminated under either provision stated above, he would be entitled to a payment equal to two times the base salary earned by him during the preceding twelve months, payable within 30 days following termination. As of December 31, 2007, this amount would have been $790,000. If Mr. Yarmuth's employment is terminated by reason of his death or disability, he would be entitled to an amount equal to the excess of (i) 200% of his base salary over (ii) the present value of the disability payments to be received by him under any disability insurance policy maintained and paid for by the Company, if any, during the first two years in which such payments are to be received. This amount is payable within 90 days following the date of his death or disability.

Following a "change of control," as defined in the employment agreement, if Mr.Yarmuth's employment with the Company is terminated for any reason (including cause, as defined) other than death or disability, he would be entitled to 290% of the base salary and bonus payments paid to him during the one-year period immediately preceding termination. This payment would be in a lump sum on the date of termination. As of December 31, 2007, this amount would have been $2,276,500. For purposes of the agreement, a "change of control" includes (i) any person's acquisition of 50% or more of the Company's common stock, (ii) 75% or more of the Company's directors being replaced, unless the current directors approved of the replacements, and (iii) stockholder approval of a merger or consolidation of the Company or its complete liquidation. If any of the above payments would be subject to excise taxes, then Mr. Yarmuth would be entitled to receive a payment for the purpose of assuring that he receive all compensation to which the excise tax applies absolutely net of the excise tax. The agreement includes a covenant not to compete that prohibits Mr. Yarmuth from competing with the Company within any county of any state in which the Company was at the time of termination conducting business or had a bona fide plan to begin conducting business.

No other Named Executive Officer has termination or change in control arrangements.

Directors’ Compensation

The following table summarizes compensation paid to non-employee directors for 2007. Mr. Yarmuth is the only employee director and he does not receive any additional compensation for his service on the board of directors.

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
William B. Yarmuth	-	-	-		-	-	-
Steven B. Bing	22,500	-	8,499	-	-	-	30,999
Donald G. McClinton	-	-	8,499	-	-	24,969	33,468
Tyree G. Wilburn	32,500	-	8,499	-	-	-	40,999
Jonathan D. Goldberg	-	-	8,499	-	-	42,722	51,221
W. Earl Reed, III	30,500	-	8,499	-	-	-	38,999
Henry M. Altman, Jr.	21,000	-	8,499	-	-	-	29,499

The grant date fair value of option awards for Messrs. Bing, McClinton, Wilburn, Goldberg, Reed and Altman is $38,417. There were 27,000 options outstanding at December 31, 2007.

The Company has a Non-Employee Directors Deferred Compensation Plan which allows Directors to elect to receive fees for Board services in the form of shares of the Company’s common stock. The Plan authorized 200,000 shares for such use. As of December 31, 2007, 117,040 shares have been allocated in deferred accounts, 8,622 have been issued to previous Directors and 74,338 remain available for future allocation. Allocated shares are to be issued to Directors when they cease to be Directors or upon a change in control. Directors’ fees are expensed as incurred whether paid in cash or deferred into the Plan. Amounts shown in the column “All Other Compensation” above represent 2007 fees deferred into the Non-Employee Directors Deferred Compensation Plan by the respective directors.

In February 2007, the Company implemented the recommendations of Mercer regarding compensation of non-employee directors. As a result, the Company has targeted cash compensation between the 25th and 50th percentile of the peer group. For 2007, Directors were compensated according to the following table:

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

COMPENSATION DISCUSSION AND ANALYSIS

Overview

The Company’s executive compensation program is designed to (1) motivate and retain executive officers, (2) reward the achievement of short-term and long-term performance goals, (3) establish an appropriate relationship between executive pay and short-term and long-term performance and (4) align executive officers’ interests with those of the Company’s shareholders. The primary elements of the Company’s compensation program are base salary, annual cash incentive awards and equity-based compensation. The Company believes that each element supports one or more of the objectives of the Company’s compensation program and provides sufficient flexibility to the Compensation Committee (the “Committee”) to structure future awards to address new issues and challenges facing the Company. The Company’s executive compensation program attempts to target total direct compensation for the Named Executive Officers (as defined herein) between the 50th and 75th percentiles of the healthcare industry, depending upon the individual performance of the Named Executive Officer, his level of responsibility, and the performance of the Company. The Company believes that this range of compensation allows it to attract and retain qualified and experienced healthcare executives.

Performance Measures

The primary elements of the Company’s executive compensation program are designed to promote the achievement of financial operating goals established by the Committee and to increase shareholder value. The Company uses a cash incentive plan providing annual short-term incentives for achievement of goals. These plans provide certain of the Named Executive Officers with the opportunity to earn cash awards for achieving financial operating goals primarily related to targeted levels of earnings per share. The Company believes that this measure is generally used by investors to value the Company’s Common Stock.

The equity-based component of the Company’s executive compensation program is designed to incentivize the Named Executive Officers to increase the value of the Company’s Common Stock. As such, equity-based compensation directly links the total direct compensation of the Named Executive Officers to increases in stock price appreciation and shareholder value.

The Executive Compensation Process

The Committee is comprised of five directors, each of whom is independent as defined under the Nasdaq listing standards and qualifies as an outside director within the meaning of Section 162(m) of the Code and a non-employee director within the meaning of Rule 16b-3 under the Exchange Act. The Committee meets periodically to review and oversee the Company’s executive compensation program. The Committee makes all compensation decisions regarding the top three Named Executive Officers but has typically delegated to the CEO subject to the committee’s review, compensation decisions regarding the remaining Named Executive Officers. On an annual basis, the Committee reviews base salaries and incentive compensation targets for the Named Executive Officers, for the upcoming fiscal year. At this time, the Committee also determines whether performance targets under each of the cash incentive plans were achieved for the prior fiscal year.

During 2006, the Company engaged Mercer Human Resources Consulting (“Mercer”), a global human resources consulting firm, to assist management and the Committee in a comprehensive evaluation of the Company’s executive compensation program. Mercer assisted the Company by reviewing the Company’s executive compensation strategy and providing compensation benchmarks to the Committee for each Named Executive Officer, including comparisons of base salary, cash incentives and equity-based compensation. Mercer also provided the Committee with other relevant market data and alternatives to consider when making compensation decisions for the Named Executive Officers. The Committee has continued to consult with Mercer on executive compensation issues since the 2006 comprehensive review. The Company from time to time uses Mercer for various other employee benefit matters.

The Committee made no grants of equity-based awards to the Named Executive Officers from 2002 through 2006 although the Committee did make grants of equity-based awards in 2007. The Committee currently plans to consider additional grants on an annual basis in conjunction with its review and approval of annual salaries, short-term cash incentives and financial operating goals. The Committee may grant equity-based awards on a periodic basis, particularly in connection with promotions, exceptional performance or changes in a Named Executive Officer’s level of responsibility.

During its comprehensive review in 2006, the Committee compared each element of compensation for the Named Executive Officers against a peer group of companies in the healthcare industry. The Company used the following companies for compensation benchmarking purposes: 1) its publicly reported industry peer group: Amedisys, Inc., Gentiva Health Services, Inc., National Home Health Care, LHC Group Inc., and 2) a health care industry survey group compiled by Mercer so that market conditions could also be appropriately considered. These peer groups may be periodically reviewed and updated by the Committee based upon recommendations from Mercer. The Committee believes these peer companies have competed for executives with similar talents and expertise to those of the Named Executive Officers.

Components of Executive Compensation

The Company’s executive compensation program uses the following elements to structure the total direct compensation for the Named Executive Officers:

•	base salary;
•	annual cash incentives; and
•	equity-based incentive compensation

The Company believes that the combination of these elements enables the Committee to award competitive total direct compensation between the 50th and 75th percentiles in the healthcare industry.

The Committee does not have a pre-established policy for the allocation between fixed compensation, such as base salary, and variable or “at risk” compensation, such as short-term cash incentives and equity. However, the Committee places a significant portion of total direct compensation for the Named Executive Officers at risk. At risk compensation under the Company’s cash incentive plans incentivizes the Named Executive Officers to reach or exceed desired financial operating goals. Moreover, at risk compensation under the Company’s equity incentive plans incentivizes the Named Executive Officers since the full benefit of equity-based compensation cannot be realized unless the Named Executive Officers are able to grow the value of the Common Stock over several years.

Base Salary

Base salaries are provided to the Named Executive Officers to compensate them for their services performed during the year. As part of its 2006 analysis, the Committee considered salary comparisons prepared by Mercer to determine if base salaries for the Named Executive Officers were competitive with similarly situated executives in the peer group and the healthcare industry generally. The Committee then undertook to generally structure base salaries to be in the range of the 50th to 75th percentile of its peer group, with the intent to move base salary closer to the 75th percentile of the peer group.

The base salary for each of Messrs. Yarmuth, Guenthner and Lyles has since been increased consistent with the cost-of-living increases awarded to employees generally in the Company. With respect to the other Named Executive Officers, the Committee has delegated discretion in this area to Mr. Yarmuth as chief executive officer. He has award annual increases to Ms. Liechty and Ms. Montville based on his subjective judgment of a number of factors. While certain aspects of performance of the Named Executive Officers can be measured in financial operating metrics, the Committee and Mr. Yarmuth also evaluate the Named Executive Officers in other performance areas that are more subjective. These areas include the success of the Named Executive Officer in developing and executing the Company’s strategic objectives, capitalizing on growth opportunities, addressing significant challenges affecting the Company, developing key employees and exercising leadership. Mr. Yarmuth’s establishment of base salaries for Ms. Liechty and Ms. Montville reflected his judgment with respect to their favorable job performance, increases in executive officer responsibility, an assessment of overall Company performance, and general market salary increases for all employees.

Cash Incentives

Under the Company’s executive compensation program, a significant portion of total cash compensation for the Named Executive Officers is subject to the attainment of measurable financial operating goals. This approach creates a direct incentive for the Named Executive Officers to achieve pre-established performance objectives and places a significant percentage of each Named Executive Officer’s total direct compensation at risk.

The Company maintains an annual cash incentive plan under which the Committee establishes annual financial operating goals for the Company’s key employees, including the Named Executive Officers. For 2007, if the targeted level of earnings per share of $1.21 were achieved, the Committee would award a target bonus amount to Messrs. Yarmuth, Guenthner and Lyles based on a targeted percentage of their base salary. If earnings per share of $1.05 were achieved, the Committee would award a bonus equal to 50% of the target bonus amount. If earnings per share of $1.40 or greater were achieved, the Committee would award a bonus equal to 150% of the target bonus amount. The target bonus amounts as a percent of base salary for 2007 for these persons were based upon their respective levels of management responsibility and the recommendations in the 2006 Mercer analysis. The target bonus amounts as a percent of base salary were as follows: Mr. Yarmuth – 65%; Mr. Guenthner – 50%, and Mr. Lyles – 45%. The awards under these plans are formulaic, based upon the achievement of financial operating goals established by the Committee. Nevertheless, the Committee retains the discretion to increase or decrease cash incentive awards for unforeseen events or circumstances, including restatements to the Company’s financial statements.

Because the Company earned $1.40 per share in 2007 and satisfied the criteria for payment of the maximum bonus amounts, each of these officers received a cash bonus equal to 150% of the target bonus amount. The Committee delegated to Mr. Yarmuth discretion in the payment of cash bonus amounts to Ms. Liechty and Ms. Montville. Based on the Company’s achievement of earnings per share of $1.40 and his review of their performance and management responsibilities, Ms. Liechty was awarded a cash bonus of $102,000 and Ms. Montville was awarded a cash bonus of $75,000.

Equity-Based Compensation

Although no equity-based awards were made to the Named Executive Officers from 2002 to 2006, the Committee granted equity-based awards in 2007 and plans to use equity-based compensation as a key component of its overall executive compensation strategy in the future. Such awards provide a direct and long-term link between the results achieved for the Company’s shareholders and the total direct compensation provided to the Named Executive Officers. Stock-based compensation is designed to retain the Named Executive Officers through time-based vesting conditions and to motivate them to enhance the value of the Common Stock by aligning the financial interests of the Named Executive Officers with those of the Company’s shareholders. Equity-based compensation also provides an effective incentive for management to create shareholder value over several years since the full benefit of this element of compensation is primarily realized as a result of the appreciation in the price of the Common Stock.

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

The amount of equity awarded to the Named Executive Officers is based upon a number of factors. First, the Committee considers an overall assessment of the Company’s performance and the equity granting practices of other companies in the healthcare industry and its peer group. In addition, the Committee considers information prepared by Mercer with respect to the equity awards and considers the relative costs. In making stock option awards for 2007, the Committee considered Mercer’s recommendation to frame the awards by creating a target “value” of the award by multiplying a market based percentage for equity compensation times the executive’s annual base salary. (The 2007 option awards were based on the following percentage targets for Messrs. Yarmuth, Guenthner and Lyles: 100%, 65% and 50%, as adjusted by the Committee.) Then the tentative number of option shares to grant was calculated by dividing that “value” by the fair market value of one option share using the Monte Carlo option valuation model. The Committee then considered the overall performance of each of Messrs. Yarmuth, Guenthner and Lyles and his actual and potential contribution to the Company’s growth and long-term performance in determining individual awards. The Chief Executive Officer also provided an assessment of the overall level of performance for the other Named Executive Officers. The assessment of actual and potential contribution is based upon the Committee’s subjective evaluation of each Named Executive Officer. Based on these assessments, the Committee determined the actual award for each of Messrs. Yarmuth, Guenthner and Lyles. The number of options was then rounded to the nearest thousand share number. The Committee followed the recommendation of Mr. Yarmuth with respect to the award of stock options to Ms. Liechty and Ms. Montville in 2007; these amounts were based upon their relative management responsibility within the Company. All options awarded in 2007 will vest in four equal annual installments beginning on the first anniversary of the date of grant.

Section  401(k) Plan and Other Perquisites and Benefits

The Company maintains a Section 401(k) plan (the “401(k) Plan”) that is a tax-qualified defined contribution retirement savings plan under which all eligible employees may contribute up to the limit prescribed by the IRS, on a pre-tax basis. The Named Executive Officers are eligible to contribute on a pre-tax basis at a discretionary level, which varies annually based upon results of the Plan’s prior year non-discrimination testing. After one year of service, the Company matches 25% of the first 5% of pay that a participant contributes to the 401(k) Plan and may also provide additional profit sharing contributions based upon the Company’s achievement of financial goals established by the Committee. All employee contributions to the 401(k) Plan are fully vested upon contribution and the Company’s matching contribution vests in full immediately once the employee has three years of service. Contributions to the 401(k) Plan by the Named Executive Officers are usually limited by IRS rules.

Employment and Other Agreements

The Company has a year-to-year employment agreement with William B. Yarmuth, its Chairman of the Board, President and Chief Executive Officer. The parties entered into the agreement effective January 1, 1996. The agreement includes a covenant not to compete for a period of two years following Mr. Yarmuth’s termination as an employee of the Company. As described elsewhere in this Item 11 of the Form 10-K/A, the agreement also provides for payments to be made to Mr. Yarmuth under certain circumstances upon his termination of employment.

The Company has no other employment agreements.

Executive Compensation Tax Deductibility

Section 162(m) of the Code generally provides that the compensation paid by publicly held corporations to the chief executive officer and the four most highly paid senior executive officers in excess of $1,000,000 per executive will be deductible by the Company only if paid pursuant to qualifying performance-based compensation plans approved by shareholders of the Company. Compensation as defined by the Code includes, among other things, base salary, incentive compensation and gains on stock options and restricted Common Stock. Although the Company currently attempts to structure all incentive compensation to be deductible for federal income tax purposes, the Company’s primary policy is to maximize the effectiveness of the Company’s executive compensation program. In that regard, the Committee intends to remain flexible to take actions which are deemed to be in the best interests of the Company and its shareholders. Such actions have not always qualified for tax deductibility under the Code and may not do so in the future.

Beginning on January 1, 2006, the Company began accounting for equity-based incentive compensation in accordance with the requirements of Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123R”).

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

The Compensation Committee has reviewed and discussed the “Compensation Discussion and Analysis” section with management. Based upon the foregoing review and discussion with management, the Compensation Committee recommended to the Board that the “Compensation Discussion and Analysis” section be included in this Form 10-K/A.

All members of the Compensation Committee of the Company listed below submit the foregoing report.

COMPENSATION COMMITTEE

Jonathan D. Goldberg, Chairman

Steven B. Bing

Donald G. McClinton

W. Earl Reed, III

Tyree G. Wilburn

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Shares of Common Stock Beneficially Owned as of March 31, 2008 (1)
Directors and Executive Officers	Amount and Nature of Beneficial Ownership		Percent of Class
William B. Yarmuth 9510 Ormsby Station Road, Suite 300 Louisville, KY 40223	613,294	(2)	10.9%
C. Steven Guenthner	183,320	(3)	3.3%
Steven B. Bing	1,805		*
Donald G. McClinton	95,307	(4)	1.7%
Tyree G. Wilburn	52,125	(5)	0.9%
Jonathan D. Goldberg	83,095	(6)	1.5%
W. Earl Reed, III	145,679	(7)	2.6%
Henry M. Altman, Jr.	21,125	(8)	*
Patrick T. Lyles	80,962	(9)	1.4%
Anne T. Liechty	25,555		*
Phyllis D. Montville	2,250		*
Directors and Named Executive Officers as a Group (12 persons)	1,306,767	(10)	23.3%
Other Five Percent Beneficial Owners

Yarmuth Family Limited Partnership 9510 Ormsby Station Road, Suite 300 Louisville, KY 40223	256,232	(11)	5.8%
David T. Russell 1414 Greenfield Avenue, Apt. 302 Los Angeles, CA 90025	385,248		6.9%

* Represents less than 1% of class.

(1)

Based upon information furnished to the Company by the named persons, information contained in filings with the Securities and Exchange Commission (the "Commission"), and on the 5,609,290 shares of common stock issued and outstanding as of March 31, 2008. Under the rules of the Commission, a person is deemed to beneficially own shares over which the person has or shares voting or investment power or has the right to acquire beneficial ownership within 60 days, and such shares are deemed to be outstanding for the purpose of computing the percentage beneficially owned by such person or group. Unless otherwise indicated, the named person has the sole voting and investment power with respect to the number of shares of Common Stock set forth opposite such person's name.

(2)	Includes 5,924 shares as to which Mr. Yarmuth shares voting and investment power pursuant to a family trust and 7,500 shares subject to currently exercisable options.

(3)	Includes 36,764 shares subject to currently exercisable options.

(4)	Includes 21,125 shares subject to currently exercisable options and 29,182 phantom shares within the Non-Employee Directors Deferred Compensation Plan.

(5)	Includes 17,125 shares subject to currently exercisable options.

(6)	Includes 17,125 shares subject to currently exercisable options and 45,970 phantom shares within the Non-Employee Directors Deferred Compensation Plan.

(7)	Includes 33,125 shares subject to currently exercisable options and 12,554 phantom shares within the Non-Employee Directors Deferred Compensation Plan.

(8)	Includes 21,125 shares subject to currently exercisable options.

(9)	Includes 22,500 shares subject to currently exercisable options.

(10)

Includes currently exercisable options held by all directors and executive officers as a group to purchase 244,720 shares of Common Stock and 87,706 phantom shares held by Non-Employee Directors within the Non-Employee Directors Deferred Compensation Plan.

(11)	Robert N. Yarmuth is the general partner and is the brother of William B. Yarmuth.

Equity Compensation Plans

As of December 31, 2007, shares of common stock authorized for issuance under our equity compensation plans are summarized in the following table. See note 7 to the consolidated financial statements for a description of the plans. The table below is furnished pursuant to item 12.

Plan Category	Shares to Be Issued Upon Exercise	Weighted-Average Option Exercise Price	Shares Available for Future Grants
Plans approved by shareholders Plans not approved by shareholders	317,014 -	$ 11.87 -	495,000 -

Total	317,014	$ 11.87	495,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Board has three standing committees: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. All members of these committees are “independent” as defined in the Nasdaq listing standards. As described in its charter, the principal duties of the Audit Committee include appointing the Company’s independent auditors, reviewing the scope of the audit, reviewing the corporate accounting practices and policies with the independent auditors, reviewing with the independent auditors their final report, reviewing with independent auditors overall accounting and financial controls and consulting with the independent auditors. The Audit Committee is also responsible for the review and approval of all related-party transactions required to disclosed under the rules of the Securities and Exchange Commission; the Company is not currently party to any such transactions. A copy of the Audit Committee charter is available in its entirety on the Company’s website, www.almostfamily.com .

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to the Independent Auditors

Audit Fees

Ernst & Young LLP charged to the Company an aggregate amount of $602,000 and $189,000 for professional services rendered for fiscal year 2007 and fiscal year 2006, respectively, for the audit of the Company’s annual financial statements, the reviews of the Company’s financial statements included in the Company’s reports on Form 10-Q, the review of internal control over financial reporting and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

Ernst & Young LLP charged to the Company an aggregate amount of $17,000 and $17,000 for assurance and related services rendered for fiscal year 2007 and fiscal year 2006, respectively, that are primarily related to the audit of the Company’s 401(k) employee benefit plan.

Tax Fees

Ernst & Young LLP charged to the Company an aggregate amount of $144,000 and $178,000 for professional services rendered for fiscal year 2007 and fiscal year 2006, respectively, for tax compliance, tax advice, and tax planning.

All Other Fees

There were no other services or fees provided by Ernst & Young LLP in 2007 and 2006.

Pre-Approval Policies and Procedures

During fiscal year 2007, the Audit Committee approved all audit, audit-related and non-audit services provided to the Company by Ernst & Young LLP before management engaged the auditor for those purposes. The Audit Committee’s current practice is to consider for pre-approval all audit, audit-related, tax and non-audit services proposed to be provided by our independent auditors for the fiscal year.

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

ALMOST FAMILY, INC.

April 29, 2008

/S/ William B. Yarmuth	April 29, 2008

William B. Yarmuth

Chairman, President and Chief Executive Officer

/S/ C. Steven Guenthner	April 29, 2008

C. Steven Guenthner

Senior Vice President and Chief Financial Officer

(Principal Financial Officer)

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits required to be filed by Item 601 of Regulation S-K, and by Item 15 I below:

Number	Description of Exhibit	Page Number

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)	23
and Rule 15d-14(a) of	the Securities Exchange Act, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and	24
Rule 15d-14(a) of the Securities Exchange Act, as amended.

*Denotes filed herein.