Form 10-Q
period 2008-03-31
ALMOST FAMILY INC
filed 2008-05-12
CIK 799231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________to____________
Commission file number 001-09848

ALMOST FAMILY, INC.
(Exact name of Registrant as specified in its charter)

Delaware	06-1153720
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification Number)

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

Large accelerated filer ☐                                                     Accelerated filer ☒                                            Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock $.10 par value

Shares outstanding at May 12, 2008 7,859,290

ALMOST FAMILY, INC. AND SUBSIDIARIES

FORM 10-Q

INDEX

PART I. FINANCIAL INFORMATION	3
Item 1. Consolidated Financial Statements and Supplementary Data (unaudited except December 31, 2007 Consolidated Balance Sheet)	3
Consolidated Balance Sheets as of March 31. 2008 and December 31, 2007	3
Consolidated Statements of Income for the Three Months Ending March 31, 2008 and March 31, 2007	4
Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2008 and March 31, 2007	5
Notes to Consolidated Financial Statements	6
Item 2. Managements's Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures about Market Risk	23
Item 4. Controls and Procedures	23
PART II. OTHER INFORMATION	24
Item 1. Legal Proceedings	24
Item 1A. Risk Factors	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3. Defaults Upon Senior Securities	24
Item 4. Submission of Matters to a Vote of Security Holders	25
Item 5. Other Information	25
Item 6. Exhibits	25

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2008 (UNAUDITED)	December 31, 2007
CURRENT ASSETS:
Cash and cash equivalents	$305,109	$473,222
Accounts receivable – net	24,583,809	16,965,316
Prepaid expenses and other current assets	1,081,972	1,203,454
Deferred tax assets	1,884,354	1,829,895
TOTAL CURRENT ASSETS	27,855,244	20,471,887

PROPERTY AND EQUIPMENT – NET	1,877,900	1,458,844

GOODWILL AND OTHER INTANGIBLE ASSETS	58,785,915	45,155,300

OTHER ASSETS	274,974	274,359
TOTAL ASSETS	$88,794,033	$67,360,390

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,179,360	$3,943,555
Accrued other liabilities	7,676,347	10,369,346
Current portion – capital leases and notes payable	625,353	653,891
TOTAL CURRENT LIABILITIES	11,481,060	14,966,792

LONG-TERM LIABILITIES:
Revolving credit facility	30,215,538	12,386,783
Notes payable	7,000,000	4,000,000
Long term deferred tax liabilities	1,195,131	776,672
Other liabilities	403,423	388,230
TOTAL LONG-TERM LIABILITIES	38,814,092	17,551,685
TOTAL LIABILITIES	50,295,152	32,518,477

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.05; authorized 2,000,000 shares; none issued or outstanding	-	-
Common stock, par value $0.10; authorized 10,000,000 shares; 7,886,188 and 7,808,819 issued and outstanding	788,619	780,882
Treasury stock, at cost, 2,276,898 shares	(8,877,641)	(8,877,641)
Additional paid-in capital	31,316,976	30,198,671
Retained earnings	15,270,927	12,740,001
TOTAL STOCKHOLDERS’ EQUITY	38,498,881	34,841,913
	$88,794,033	$67,360,390

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three months ended March 31,
	2008	2007
Net service revenues	$39,026,953	$31,773,178
Cost of service revenue	18,622,074	15,437,537
Gross margin	20,404,879	16,335,641
General and administrative expenses
Salaries and benefits	10,552,408	8,845,851
Other	5,403,525	4,269,487
Total general and administrative expenses:	15,955,933	13,115,338
Operating income	4,448,946	3,220,303
Interest income (expense), net	(208,001)	(255,708)
Income from continuing operations before income taxes	4,240,945	2,964,595
Income tax expense	(1,666,335)	(1,139,313)
Net income from continuing operations	2,574,610	1,825,282
Discontinued operations, net of tax of $ 28,283 and $99,110	(43,684)	(158,990)
Net income	$2,530,926	$1,666,292

Per share amounts-basic:
Average shares outstanding	5,541,599	5,400,508
Income from continuing operations	$0.46	$0.34
Loss from discontinued operations	(0.01)	(0.03)
Net income	$0.45	$0.31

Per share amounts-diluted:
Average shares outstanding	5,699,506	5,601,807
Income from continuing operations	$0.45	$0.33
Loss from discontinued operations	(0.01)	(0.03)
Net income	$0.44	$0.30

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March
	2008	2007
Cash flows from operating activities:
Net income	$2,530,926	$1,666,292
Loss from discontinued operations	(43,684)	(158,990)
Income from continuing operations	2,574,610	1,825,282
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	305,882	210,718
Provision for uncollectible accounts	675,964	273,923
Stock-based compensation	126,042	71,874
Deferred income taxes	364,000	355,771
	4,046,498	2,737,568

Change in certain net assets, net of the effects of acquisitions:
(Increase) decrease in:
Accounts receivable	(5,813,894)	(1,703,712)
Prepaid expenses and other current assets	167,536	313,874
Other assets	(615)	(12,331)
Increase (decrease) in:
Accounts payable and accrued expenses	(1,852,734)	142,063
Net cash used in operating activities	(3,453,209)	1,477,462

Cash flows from investing activities:
Capital expenditures	(91,267)	(163,977)
Acquisitions, net of cash acquired	(14,380,170)	(520,805)
Net cash used in investing activities	(14,471,437)	(684,782)

Cash flows from financing activities:
Net revolving credit facility borrowings (repayments)	17,827,817	(443,764)
Proceeds from stock option exercises	-	101,947
Purchase of common stock in connection with option exercises	-	(3,804,883)
Tax benefit from non-qualified stock option exercises	-	677,954
Principal payments on capital leases and notes payable	(27,600)	(857,236)
Net cash provided by (used in) financing activities	17,800,217	(4,325,982)

Cash flows from discontinued operations:
Operating activities	(43,684)	(158,990)
Investing activities	-	-
Financing activities	-	-
Net cash used in discontinued operations	(43,684)	(158,990)

Net decrease in cash and cash equivalents	(168,113)	(3,692,291)
Cash and cash equivalents at beginning of period	473,222	4,125,592
Cash and cash equivalents at end of period	$305,109	433,301

Summary of non-cash investing and financing activities:
Acquisitions funded by notes payable	$3,000,000	$-
Acquisitions funded by stock	$1,000,000	$-

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements for the three months ended March 31, 2008 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. Accordingly, the reader of this Form 10-Q is referred to our Form 10-K for the year ended December 31, 2007 for further information. In the opinion of management of Almost Family Inc., (the Company), the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position at March 31, 2008 and the results of operations and cash flows for the three month periods ended March 31, 2008 and 2007.

The results of operations for the three month periods ended March 31, 2008 and 2007 are not necessarily indicative of the operating results for the year.

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

Financial Statement Reclassifications

Certain amounts have been reclassified in the 2007 consolidated financial statements and related notes in order to conform to the 2008 presentation. Such reclassifications had no effect on previously reported net income.

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (”FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R provides guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about its business combinations and its effects. SFAS 141R establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, the goodwill acquired and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. For instance, acquisition-related costs, with the exception of debt and equity issuance costs, are to be recorded in the period that the costs are incurred and the services are received. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed in accordance with existing accounting principles generally accepted in the United States until January 1, 2009. We expect SFAS 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51” (“SFAS 160”). SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements, but separate from the equity of the parent company. The statement further requires that consolidated net income be reported as amounts attributable to the parent and the noncontrolling interest, rather than expensing the income attributable to the minority interest holder. This statement also requires that companies provide sufficient disclosures to clearly identify and distinguish between the interests of the parent company and the interests of the noncontrolling owners, including a disclosure on the face of the consolidated statements for income attributable to the noncontrolling interest holder. This statement is effective for the fiscal years beginning on or after December 15, 2008 or our first quarter of 2009. Early adoption is prohibited. We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS 160 on our consolidated financial position, results of operations and cash flows.

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

The Company has two reportable segments, Visiting Nurse (VN) and Personal Care (PC). Reportable segments have been identified based upon how management has organized the business by services provided to customers and the criteria in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

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

The Company’s PC segment services are also provided in patients’ homes. These services (generally provided by paraprofessional staff such as home health aides) are generally of a custodial rather than skilled nature. PC revenues are generated on an hourly basis. Approximately 74% of the PC segment revenues are generated from Medicaid and other government programs while the balance is generated from insurance programs and private pay patients.

Certain general and administrative expenses incurred at the corporate level have not been allocated to the segments. The Company has service locations in Florida, Kentucky, Ohio, Connecticut, Massachusetts, Alabama, Illinois, Missouri and Indiana (in order of revenue significance).

Three months ended March 31,
	2008	2007
Net Revenues
Home Health Care
Visiting nurses	$29,838,258	$23,048,118
Personal care	9,188,695	8,725,060
	$39,026,953	$31,773,178
Operating Income
Home Health Care
Visiting nurses	$5,881,460	$4,526,285
Personal care	741,494	661,374
	6,622,954	5,187,659
Unallocated corporate expenses	2,174,008	1,967,356
Operating income	$4,448,946	$3,220,303

4.	Capitalized Software Development Costs

Consistent with AICPA Statement of Position 98-1, the Company capitalizes the cost of internally generated computer software developed for the Company’s own use. Software development costs of approximately $53,000 and $19,000 were capitalized in the three months ended March 31, 2008 and 2007, respectively. Capitalized software development costs are amortized over a three-year period following the initial implementation of the software.

5.	Goodwill and other Intangible Assets

The goodwill acquired is stated at cost. Subsequent to its acquisitions, the Company conducts the required annual tests for impairment under SFAS No. 142, “Goodwill and Other Intangible Assets”. The Company has completed its most recent annual impairment test required by SFAS No. 142 as of December 31, 2007 and has determined that no impairment exists.

 The following is a progression of goodwill by segment for the three months ended March 31, 2008:

	Visiting	Personal
	Nurses	Care	Total
Balance at December 31, 2007	$38,840,382	$3,826,862	$42,667,244
Acquisitions	12,016,281	-	12,016,281
Balance at March 31, 2008	$50,856,663	$3,826,862	$54,683,525

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

Intangible assets were comprised of the following as of March 31, 2008 and 2007:

	2008			2007
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
Licenses	$971,000	$(49,007)	$921,993	$420,000	$(9,332)	$410,668
Provider Numbers	2,750,000	(84,470)	2,665,530	350,000	(7,780)	342,220
Other intangibles	609,202	(94,335)	514,867	350,000	(13,332)	336,668
Total intangible assets	$4,330,202	$(227,812)	$4,102,390	$1,120,000	$(30,444)	$1,089,556

Amortization expense recognized on intangible assets was $128,868 and $22,833 for the three months ended March 31, 2008 and 2007, respectively.

6.	Revolving Credit Facility

The Company has a $40.0 million credit facility with JP Morgan Chase Bank, NA as amended November 30, 2007, with an expiration date of June 30, 2010.The credit facility bears an interest rate option at either the bank’s prime rate plus a margin (ranging from -1.50% to -0.25%, currently -1.00%), or one-month LIBOR plus a margin (ranging from +1.25% to +2.50%) dependent upon total leverage and is secured by substantially all assets and the stock of the Company’s subsidiaries. The weighted average interest rates were 4.84% and 7.5% for the quarters ended March 31, 2008 and 2007, respectively. The Company pays a commitment fee of 0.25% per annum on the unused facility balance. Borrowings are available equal to the greater of: a) a multiple of 3.5 times earnings before interest, taxes, depreciation and amortization (As Defined EBITDA) or b) an asset based formula, primarily based on accounts receivable. “As Defined EBITDA” of acquired operations, up to 75% of base “As Defined EBITDA,” may be included in the availability calculations. Borrowings under the facility may be used for working capital, capital expenditures, acquisitions, development and growth of the business and other corporate purposes. As of March 31, 2008, the formula permitted approximately $40.0 million to be used, of which $30.2 million was outstanding. The Company has irrevocable letters of credit, totaling $1.9 million outstanding in connection with its self-insurance programs. Thus, a total of $7.9 million was available for use at March 31, 2008. The Company’s revolving credit facility is subject to various financial covenants. As of March 31, 2008, the Company was in compliance with the covenants. Under the most restrictive of its covenants, the Company is required to maintain minimum net worth of at least $10.5 million.

On April 16, 2008 the Company repaid the entire outstanding balance on its revolving credit facility subsequent to closing a stock offering as described under “Subsequent Event”.

7.	Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” ("SFAS 157"). SFAS 157 requires companies to determine fair value based on the price that would be received to sell the asset or paid to transfer the liability to a market participant. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. The provisions of SFAS 157 were effective as of January 1, 2008; however, FASB Staff Position No. 157-2 defers the effective date for certain non-financial assets and liabilities not re-measured at fair value on a recurring basis to fiscal years beginning after November 15, 2008 or the first quarter of fiscal 2009.

SFAS 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following categories:

•	Level 1: Quoted market prices in active markets for identical assets or liabilities.
•	Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
•	Level 3: Unobservable inputs that are not corroborated by market data.

As of March 31, 2008, we do not have any assets or liabilities carried at fair value that are measured on a recurring basis.

8.	Stock-Based Compensation

On February 12, 2007, the Company issued stock options for 178,000 shares at a strike price of $19.40 (fair market value on the date of grant) to directors, members of management and employees under existing plans. Stock option grant date fair values are determined at the date of grant using a Monte Carlo option valuation Model with suboptimal exercise behavior. The grants issued will vest over four years, with an expiration date of February 11, 2017. In the quarter ended March 31, 2008 70,000 options were issued and will vest over three years with an expiration date of March 6, 2018. No option shares were exercised during the quarter.

Changes in option shares outstanding are summarized as follows:

	Shares	Wtd. Avg Ex. Price
December 31, 2007	317,014	$11.87

Granted	70,000	23.00
Exercised	-	-
Terminated	(5,000)	19.40
March 31, 2008	382,014	$13.81

In addition, on March 12, 2008, the Company granted 29,750 restricted shares of Common Stock to executives and certain employees pursuant to the Company’s 2007 Stock and Incentive Compensation Plan. The share price is $20.39, which was the closing price on the date of grant. These shares provide for “cliff” vesting upon the third anniversary of date of grant.

9.	Earnings Per Common Share

There were no adjustments required to be made to net income for purposes of computing basic and diluted earnings per common share. A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted earnings per common share is as follows:

	Three months ended March 31,
	2008	2007
Shares used to compute basic earnings per common share –weighted average shares outstanding	5,541,599	5,400,508
Dilutive effect of stock options	157,907	201,299
Shares used to compute diluted earnings per common share	5,699,506	5,601,807

10.	Commitments and Contingencies

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

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against the Company by various claimants. The claims are in various stages of processing and some may ultimately be brought to trial. The Company is aware of incidents that have occurred through March 31, 2008 that may result in the assertion of additional claims. The Company currently carries professional and general liability insurance coverage for this exposure with no deductible. Prior to April 1, 2007 the Company carried coverage with a deductible per claim of $500,000.

Total premiums, excluding the Company’s exposure to claims and deductibles, for all its non-health insurance programs were approximately $1.1 million for the contract year ending March 31, 2008. On April 1, 2008, the Company completed its renewal for the contract year ending March 31, 2009 with total estimated premiums of $961,000.

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

11.	Acquisitions

On March 26, 2008, the Company acquired the fixed assets of all the home health agencies owned by Apex Home Healthcare Services, L.L.C. (“Apex Home Healthcare”), the assets of the healthcare rehabilitation business owned by Apex Health and Rehab Center L.L.C., the assets of the healthcare staffing business owned by Apex Healthcare Solutions, L.L.C. and the assets of the home care physician practice owned by Apex House Call Doctors, L.L.C. for a purchase price of $16.1 million, consisting of $12.1 million in cash, two promissory notes totaling $3 million plus $1 million in value (i.e. 47,619 shares) of Almost Family, Inc. common stock (restricted). The cash portion of the transaction was funded from borrowings available on the Company’s existing senior credit facility with JP Morgan Chase Bank, NA.

The following table summarizes the approximate estimated fair values of the assets acquired and liabilities assumed of the Apex Home Healthcare acquisition on March 26, 2008.

Accounts receivable - net	$ 2,481,000
Property, plant & equipment	516,000
Other Assets	50,000
Goodwill and other intangibles	13,199,000
Assets acquired	16,246,000
Liabilities assumed	(151,000)
Net assets acquired	$16,095,000

The Company is currently in the process of finalizing its valuation of the assets acquired and liabilities assumed for the Apex Home Healthcare acquisition, to assist it in allocating the purchase price to the individual assets acquired and liabilities assumed. The preliminary allocation of purchase price included in the current period balance sheet is based on the Company’s current best estimate and is subject to revision based on final determination of fair value. The Company has engaged an independent valuation firm to assist with the valuation of Apex Home Healthcare, which is expected to be completed prior to the first anniversary of the acquisition.

The unaudited proforma results of operations of the Company as if the Apex Home Healthcare acquisition had been made at the beginning of 2007 are as follows:

	Three Months ended March 31
	2008	2007
Revenues	$43,982,863	$35,499,203
Net Income from continuing operations	$2,767,039	$1,857,893
Net Income	$2,723,355	$1,698,903
Earnings per share from continuing operations
Basic	$0.50	$0.34
Diluted	$0.48	$0.33
Earnings per share
Basic	$0.49	$0.31
Diluted	$0.47	$0.30

The pro forma information presented above is presented for illustrative purposes only and may not be indicative of the results of operations that would have actually occurred if the transaction described had been completed as of the beginning of 2007. In addition, future results may vary significantly from the results reflected in such information

12.	Income Taxes

The Company adopted the provisions of FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (FIN 48), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on the Company’s evaluation, it has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The evaluation was performed for the tax years ended December 31, 2003 through 2007. For federal tax purposes, the Company is currently subject to examinations for tax years 2005 and forward while for state purposes, tax years 2003 and forward are subject to examination, depending on the specific state rules and regulations. The Internal Revenue Service has completed its examination of the tax year ending December 31, 2004 with no assessment of any additional tax or penalty.

The Company may from time to time be assessed interest and penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to its financial results. Assessments for interest and/or penalties are classified in the financial statements as general and administrative expenses other.

The Company’s effective income tax rate for the three month periods ended March 31, 2008 and 2007 was approximately 39.3% and 38.4%, respectively. This effective rate differs from the Federal statutory rate of 35% primarily due to state and local taxes, net of Federal benefit of approximately 4.3% in 2008 and 4.4% in 2007.

13.	Discontinued Operations

The Company follows the guidance in SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” and, when appropriate, reclassifies operating units closed, sold, or held for sale out of continuing operations and into discontinued operations for all periods presented. During 2007, the PC segment had three facilities that met the criteria to be reclassified as discontinued operations. During the three month period ending March 31, 2008, no additional facilities met the criteria to be reclassified as discontinued operations. These facilities have been reclassified in this report for all periods presented. Net revenues from discontinued operations were approximately ($5,000) and $339,000 in the quarters ended March 31, 2008 and 2007, respectively. Net losses from the discontinued operations were approximately ($44,000) and ($159,000) in the quarters ended March 31, 2008 and 2007, respectively. Such amounts are included in net loss from discontinued operations in the accompanying financial statements.

14.	Subsequent Event – Stock Sale

On April 11, 2008 the Company filed a Prospectus Supplement whereby 2,250,000 shares of common stock were offered for sale at a price of $17.75 per share. Pursuant to this offering, all shares were sold and delivered on April 16, 2008 resulting in net proceeds, after underwriting discounts and estimated offering expenses to the Company, of $37,340,950. Additionally, the underwriter in this transaction was granted an option to purchase up to 337,500 additional shares of common stock at the public offering price, less underwriting discounts and commissions. On May 9, 2008 the underwriter of the public offering exercised its over-allotment option in part and purchased 262,500 additional shares of common stock at the public offering price of $17.75 per share. Including the over-allotment, the Company sold 2,512,500 shares in the offering for net proceeds of $41.8 million, after deducting the underwriting discounts and estimated offering expenses.

In conjunction with the stock offering, the Company retired all of its outstanding Treasury Stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

Almost Family, Inc. TM and subsidiaries (collectively “Almost Family”) is a leading regional provider of home health nursing services. In this report, the terms “Company,” “we,” “us” or “our” mean Almost Family, Inc. and all subsidiaries included in our consolidated financial statements.

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

For a detailed discussion of these and other factors that could cause the Company’s actual results to differ materially from the results contemplated by the forward-looking statements, please refer to Item 1A. “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s annual report on Form 10-K for year ending December 31, 2007. The reader is encouraged to review these risk factors and filings.

The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. Except as required by law the Company assumes no responsibility for updating forward-looking statements to reflect unforeseen or other events after the date of this report.

Critical Accounting Policies

Refer to the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K for the year ended December 31, 2007 for a detailed discussion of our critical accounting policies.

Operating Segments

We have two reportable segments, Visiting Nurse (VN) and Personal Care (PC). Reportable segments have been identified based upon how management has organized the business by services provided to customers and the criteria in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

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

The PC segment services are also provided in patients’ homes. These services (generally provided by paraprofessional staff such as home health aides) are generally of a custodial rather than skilled nature. PC revenues are generated on an hourly basis. Approximately 74% of the PC segment revenues are generated from Medicaid and other government programs while the balance is generated from insurance programs and private pay patients.

Certain general and administrative expenses incurred at the corporate level have not been allocated to the segments. We have service locations in Florida, Kentucky, Ohio, Connecticut, Massachusetts, Alabama, Illinois, Missouri and Indiana (in order of revenue significance).

RESULTS OF OPERATIONS

Three months ended March 31, 2008 compared with three months ended March 31, 2007
	2008		2007		Change
Consolidated	Amount	% Rev	Amount	% Rev	Amount	%
Net revenues:
Visiting Nurse	$29,838,258	76.5%	$23,048,118	72.5%	$6,790,140	29.5%
Personal Care	9,188,695	23.5%	8,725,060	27.5%	463,635	5.3%
	$39,026,953	100.0%	$31,773,178	100.0%	$7,253,775	22.8%
Operating income before corporate expenses:
Visiting Nurse	$5,881,460	19.7%	$4,526,285	19.6%	$1,355,175	29.9%
Personal Care	741,494	8.1%	661,374	7.6%	80,120	12.1%
	6,622,954	17.0%	5,187,659	16.3%	1,435,295	27.7%
Corporate expense	2,174,008	5.6%	1,967,356	6.2%	206,652	10.5%
Income before interest expense and income taxes	4,448,946	11.4%	3,220,303	10.1%	1,228,643	38.2%
Interest (income) expense	208,001	0.5%	255,708	0.8%	(47,707)	-18.7%
Income tax expense	1,666,335	4.3%	1,139,313	3.6%	527,022	46.3%
Net income from continuing operations	$2,574,610	6.6%	$1,825,282	5.7%	$749,328	41.1%

EBITDA from continuing operations	$4,880,870	12.5%	$3,502,895	11.0%	$1,377,975	39.3%

On a consolidated basis, our first quarter 2008 net service revenues increased 23% to $39 million compared to $31.8 million in the first quarter of 2007. Organic revenue growth was approximately $4.2 million or just over 58% of our growth, while acquisitions provided the balance of the increase at approximately $3 million.

Operating income for the first quarter of 2008 increased to 11% of revenue versus 10% in 2007 based on our ability to leverage our existing infrastructure over a larger revenue base. Net income from continuing operations for the first quarter of 2008 were $2.6 million or $0.45 per diluted share compared to $1.8 million or $0.33 per diluted share in 2007. The 36% EPS increase was attributable to both organic growth and acquisition activity.

Including small losses from discontinued operations in both periods, net income for the first quarter of 2008 was $2.5 million or $0.44 per diluted share, compared to $1.7 million in 2007 or $0.30 per diluted share for a 47% increase in EPS. The weighted average shares outstanding for purposes of calculating diluted earnings per share increased 2% between periods to 5.7 million shares. This share count does not reflect the common stock sold in April and May as described under “Subsequent Event”.

Interest expense was incurred on funds borrowed to finance our acquisition activities. Our effective interest rate on our bank credit facility was 4.84% in 2008 and 7.5% in 2007.

The effective income tax rate from continuing operations was approximately 39.3% and 38.4% in 2008 and 2007, respectively.

Visiting Nurse (VN) Segment-Three Months

	Three months ended March 31,
	2008 Amount	% Rev	2007 Amount	% Rev		Change Amount	%
Net service revenues	$29,838,258	100.0%	$23,048,118	100.0%	$	6,790,140	29.5%
Cost of service revenue	12,177,355	40.8%	9,339,595	40.5%		2,837,760	30.4%
Gross margin	17,660,903	59.2%	13,708,523	59.5%		3,952,380	28.8%
General and administrative expenses:
Salaries and benefits	8,101,078	27.1%	6,499,605	28.2%		1,601,473	24.6%
Other	3,678,365	12.3%	2,682,633	11.6%		995,732	37.1%
Total general and administrative expenses:	11,779,443	39.5%	9,182,238	39.8%		2,597,205	28.3%
Operating income	$5,881,460	19.7%	$4,526,285	19.6%	$	1,355,175	29.9%

Average number of locations	55		47			8	17.0%
Patient Months	24,183		18,594			5,589	30.1%
All payors:
Admissions	8,410		7,505			905	12.1%
Billable visits	187,340		143,539			43,801	30.5%

Medicare Statistics:
Revenue	$27,975,699	93.8%	21,557,588	93.5%		6,418,111	29.8%
Billable visits	170,405		130,660			39,745	30.4%
Admissions	7,585		6,806			779	11.5%
Episodes	10,354		8,136			2,218	27.3%

Revenue per episode	$2,702		$2,650			$52	2.0%
Visits per episode	16.45		16.06			0.39	2.4%

Net revenues in the visiting nurse segment for the first quarter of 2008 rose 30% to $29.8 million. The $6.8 million increase came from a combination of organic growth of $3.8 million and from acquired operations of $3 million. The first quarter results included a full quarter of results from the Quality of Life acquisition completed in late October of 2007 and five days of results from the Apex Home Healthcare acquisition. Our VN organic growth rate was 17%.

Operating income before corporate expense in the VN segment for the first quarter of 2008 increased 30% to $5.9 million from $4.5 million in 2007.

The Company’s acquisitions of Quality of Life in October 2007 and Apex Home Healthcare in March 2008 impact comparability of our operating results.

The following table is presented comparing revenue growth by acquisition for the quarters ended March 31, 2008 and 2007:

	2008	2007	Change	%
Quality of Life
Days in Period	91	-	91
Revenue	$2,713,052	$-	$2,713,052

Apex Home Healthcare
Days in Period	5	-	5
Revenue	264,224	-	264,224
Acquired Total	2,977,276	-	2,977,276

Organic Revenue	26,860,982	23,048,118	3,812,864	16.5%
Total Revenue	$29,838,258	$23,048,118	$6,790,140	29.5%

Our General and administrative salaries and benefits increased predominantly as a result of the increase in the average number of locations in operation between periods (substantially all of which were acquired), increases in wage rates and the addition of segment management staff driven by our focus on the execution of our strategic plan to develop the VN segment. As a percent of revenue, these costs decreased slightly to 27% primarily due to increased volumes (episodes), particularly in markets with no acquisition impact.

Personal Care (PC) Segment-Three Months

	Three months ended March 31, 2008
	2008		2007		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$9,188,695	100.0%	$8,725,060	100.0%	$463,635	5.3%
Cost of service revenues	6,432,242	70.0%	6,097,942	69.9%	334,300	5.5%
Gross margin	2,756,453	30.0%	2,627,118	30.1%	129,355	4.9%
General and administrative expenses
Salaries and benefits	1,263,256	13.7%	1,321,696	15.1%	(58,440)	-4.4%
Other	751,703	8.2%	644,048	7.4%	107,655	16.7%
Total general and administrative expenses	2,014,959	21.9%	1,965,744	22.5%	49,215	2.5%
Operating income	$741,494	8.1%	$661,374	7.6%	$80,120	12.1%

Admissions	877		962		(85)	-8.8%
Patient months of care	10,587		10,143		444	4.4%
Patient days of care	132,585		126,523		6,062	4.8%
Billable hours	516,699		500,961		15,738	3.1%
Revenue per billable hour	$17.78		$17.42		$0.36	2.1%

Net revenues in the personal care segment for the first quarter increased 5% to $9.2 million from $8.7 million in the same period of last year on an increased volume of 3% and higher pricing of 2%. Operating income before corporate expense in the PC segment for the first quarter of 2008 was $741,000, a 12% increase from $661,000 in the first quarter of 2007.

Admissions decreased slightly from the prior year reflecting a change in the mix of business. Revenue per billable hour increased due to a combination of rate increases and changes in the mix of business across payors and locations.

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

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against us by various claimants. The claims are in various stages of processing and some may ultimately be brought to trial. We are aware of incidents that have occurred through March 31, 2008 that may result in the assertion of additional claims. We currently carry professional and general liability insurance coverage for this exposure with no deductible.

Total premiums, excluding our exposure to claims and deductibles, for all our non-health insurance programs were approximately $1.1 million for the contract year ending March 31, 2008. On April 1, 2008, we completed our renewal for the contract year ending March 31, 2009 with total estimated premiums of $961,000.

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

Liquidity and Capital Resources

Revolving Credit Facility

We have a $40.0 million credit facility with JP Morgan Chase Bank, NA as amended November 30, 2007, with an expiration date of June 30, 2010.The credit facility bears an interest rate option at either the bank’s prime rate plus a margin (ranging from -1.50% to -0.25%, currently -1.00%), or one-month LIBOR plus a margin (ranging from +1.25% to +2.50%) dependent upon total leverage and is secured by substantially all assets and the stock of our subsidiaries. The weighted average interest rates were 4.84% and 7.5% for the quarters ended March 31, 2008 and 2007, respectively. We pay a commitment fee of 0.25% per annum on the unused facility balance. Borrowings are available equal to the greater of: a) a multiple of 3.5 times earnings before interest, taxes, depreciation and amortization (As Defined EBITDA) or b) an asset based formula, primarily based on accounts receivable. “As Defined EBITDA” of acquired operations, up to 75% of base “As Defined EBITDA,” may be included in the availability calculations. Borrowings under the facility may be used for working capital, capital expenditures, acquisitions, development and growth of the business and other corporate purposes. As of March 31, 2008, the formula permitted approximately $40.0 million to be used, of which $30.2 million was outstanding. We have irrevocable letters of credit, totaling $1.9 million outstanding in connection with its self-insurance programs. Thus, a total of $7.9 million was available for use at March 31, 2008. Our revolving credit facility is subject to various financial covenants. As of March 31, 2008, we were in compliance with the covenants. Under the most restrictive of covenants, we are required to maintain minimum net worth of at least $10.5 million.

On April 16, 2008 we repaid the entire outstanding balance on its revolving credit facility subsequent to closing a stock offering as described under “Subsequent Event”.

We believe that this facility will be sufficient to fund our operating needs for at least the next year. We will continue to evaluate sources of capital, including a modified credit facility or possible debt and equity investments in us, to support a more rapid development of the business than would be possible with internal funds.

Cash Flows

Key elements to the Consolidated Statements of Cash Flows for the three months ending March 31, 2008 and 2007 were:

Net Change in Cash and Cash Equivalents	2008	2007
Provided by (used in):
Operating activities	$(3,453,209)	$1,477,462
Investing activities	(14,471,437)	(684,782)
Financing activities	17,800,217	(4,325,982)
Discontinued operations activities	(43,684)	(158,990)
Net decrease in cash and cash equivalents	$(168,113)	$(3,692,291)

2008

Net cash used in operating activities resulted principally from current period income, net of changes in accounts receivable, accounts payable and accrued expenses. Accounts receivable days revenues outstanding were 57 at March 31, 2008 and 44 at December 31, 2007. Excluding accounts receivable acquired in the Apex Home Healthcare transaction of $2.5 million, our days revenues outstanding were 51 at March 31, 2008 vs. 44 at December 31, 2007. This increase is a result of: a) certain billing problems experienced during the entire first quarter with two of our Medicare provider numbers (these were resolved in April 2008); b) typical seasonal increase in days revenues outstanding during the first quarter; and, c) a few extra days required in our billing process necessary to ensure full compliance with the new 2008 Medicare reimbursement rules. The cash used in investing activities is primarily due to the Apex Home Healthcare acquisition completed in March 2008. Net cash provided by financing activities resulted primarily from an increase in the revolving line of credit due to the Apex Home Healthcare acquisition in March 2008.

2007

Net cash provided by operating activities resulted principally from current period income, net of changes in accounts receivable, accounts payable and accrued expenses. Accounts receivable days revenues outstanding were 49 at March 31, 2007, and 45 at December 31, 2006, increasing primarily due to conversion of information systems for acquired operations. The cash used in investing activities is primarily due to an acquisition completed in January 2007 for approximately $542,000. Net cash used in financing activities resulted primarily from stock option exercises and the payment of a note payable from a 2005 acquisition. The Company’s stock option plans permit optionees to have option shares withheld on exercises in lieu of submitting to the Company the amount necessary for income tax withholdings. Such withholding of shares in lieu of taxes is shown in the cash flow statement as a repurchase of shares in the amount of $3.8 million. The Company receives a current tax deduction for compensation expense subject to IRS limits. Such deductions related to stock option exercises in the March 2007 quarter is shown in the cash flow statement as a cash inflow of approximately of $678,000.

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

•

The national 60-day episodic payment rate for 2007 was $2,339 and for 2008 is $2,270, reflecting both the 3% market basket increase and the 2.75% rate cut described above as well as certain other adjustments the more significant of which are described below.

•	A move from 80 different patient driven coding categories (Home Health Reimbursement Groups or “HHRG”s) to 153 HHRGs.
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

Impact of Refinements on Results for the Quarter

Because the 2008 refinements went into effect for episodes started after January 1, 2008, our results for the quarter ended March 31, 2008 do not fully reflect the effect of refinements to the case mix formula. Our net Medicare revenue per episode increased by 2% over the same quarter of 2007, due primarily to changes in the mix of our Medicare business. The 2008 refinements did not have a significant effect on our overall results for the quarter ended March 31, 2008.

Potential Legislative Action

In 2007 there was legislative activity in both the U.S. Senate and the U.S. House of Representatives regarding potential changes in Medicare reimbursement. In this activity Congress has attempted to address a number of issues including the State Children’s Health Insurance Program (SCHIP) and a scheduled 10% reduction in Medicare payments for physicians currently scheduled to go into effect in July 2008. To date no changes in the law have been enacted, but one proposed bill included a cut to the 2008 3% “market basket” increase in home health reimbursement described in the above discussion of the 2008 Final Rule.

There continues to be Congressional activity on these topics. We are unable to predict when, or if, any legislation will ultimately become law or whether any such legislation, if enacted, will cut any, all or a portion of the 2008 3% “market basket” increase in home health reimbursement.

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

The following table sets forth a reconciliation of Net Income from Continuing Operations -- As Adjusted to EBITDA:

	Three months ended March 31,
	2008	2007
Net income from continuing operations	$2,574,610	$1,825,282

Add back:
Interest expense (income)	208,001	255,708
Income tax expense	1,666,335	1,139,313
Depreciation and amortization	305,882	210,718
Amortization of stock-based compensation	126,042	71,874
Earnings before interest, income taxes, depreciation and amortization (EBITDA) from continuing operations	$4,880,870	$3,502,895

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Instruments

The Company does not use derivative instruments.

Market Risk of Financial Instruments

Our primary market risk exposure with regard to financial instruments is to changes in interest rates.

At March 31, 2008, a hypothetical 100 basis point increase in short-term interest rates would result in a decrease of approximately $302,000 in annual pre-tax earnings.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures – As of March 31, 2008, the Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008.

Changes in Internal Control Over Financial Reporting - There were no changes in the Company’s internal control over financial reporting during the first quarter of 2008, that have materially affected, or are reasonably likely to materially affect, Almost Family, Inc.’s internal control over financial reporting.

Commission File No. 1-9848

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Information regarding risk factors appears in our Form 10-K for the year ending December 31, 2007, under the heading “Special Caution Regarding Forward – Looking Statements” and in the Form 10-K Part I, Item 1A. Risk Factors. There have been no material changes from the risk factors previously disclosed in our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other information

None

Item 6. Exhibits

10.1

Asset Purchase Agreement dated as of March 24, 2008 among (i) Caretenders of Jacksonville, LLC, (ii) Almost Family Inc., (iii) Apex Home Healthcare Services, L.L.C., and Apex Health and Rehab Center L.L.C., and (iv) Nancy Ralston, James Spriggs, III, Robert G. Young, Lorrie Snyder, Joann Sorensen and James Spriggs, Jr., including executed copies of the following documents and exhibits (listed omitted schedules will be furnished supplementally to the SEC upon request):

(A)        Confidentiality, Nonsolicitation and Noncompetition Agreement dated as of March 26, 2008, among (i) Almost Family, Inc., Caretenders of Jacksonville, LLC, and Caretenders Visiting Services of St. Augustine, LLC, and (ii) Apex Home Healthcare Services, L.L.C., Apex Health and Rehab Center, L.L.C., Apex Healthcare Solutions, L.L.C., Nancy Ralston, James Spriggs, III, Robert G. Young, Lorrie Snyder, James Spriggs, Jr., Joann Sorensen and David Bathalter;

(B)        Registration Rights Agreement dated as of March 26, 2008 by and among Almost Family, Inc., and Apex Home Healthcare Services, L.L.C.;

(C)        Stock Pledge Agreement dated as of March 26, 2008 between (i) Almost Family, Inc.; and (ii) Apex Home Healthcare Services, L.L.C.;

(D)      Promissory Note dated as of March 26, 2008, issued by Almost Family, Inc. to Apex Home Healthcare Services, L.L.C. in the principal amount of $2,750,000,

(E)        Assignment and Assumption Agreement dated as of March 26, 2008, by and between (i) Apex Home Healthcare Services, L.L.C., and Apex Health and Rehab Center, L.L.C., and (ii) Caretenders of Jacksonville, LLC.

10.2

Asset Purchase Agreement dated as of March 24, 2008 among (i) Caretenders Visiting Services of St. Augustine, LLC, (ii) Almost Family, Inc., (iii) Apex Healthcare Solutions, L.L.C., and (iv) Nancy Ralston, James Spriggs, III, Lorrie Snyder and David Bathalter, including executed copies of the following documents and exhibits (listed omitted schedules will be furnished supplementally to the SEC upon request):

(A)       Confidentiality, Nonsolicitation and Noncompetition Agreement dated as of March 26, 2008, among (i) Almost Family, Inc., Caretenders of Jacksonville, LLC, and Caretenders Visiting Services of St. Augustine, LLC, and (ii) Apex Home Healthcare Services, L.L.C., Apex Health and Rehab Center, L.L.C., Apex Healthcare Solutions, L.L.C., Nancy Ralston, James Spriggs, III, Robert G. Young, Lorrie Snyder, James Spriggs, Jr., Joann Sorensen and David Bathalter (each a “Restricted Party” and collectively, "Restricted Parties").

(B)        Assignment and Assumption Agreement dated as of March 26, 2008, by and between (i) Apex Healthcare Solutions, L.L.C., and (ii) Caretenders Visiting Services of St. Augustine, LLC.

10.3*

Underwriting Agreement dated April 11, 2008 between the Registrant and Jefferies & Company, Inc.

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

32.1

Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K dated April 11, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALMOST FAMILY, INC.
Date: May 12, 2008	By /s/ William B. Yarmuth
William B. Yarmuth Chairman of the Board, President & Chief Executive Officer

By /s/ C. Steven Guenthner
C. Steven Guenthner Senior Vice President and Chief Financial Officer