Form 10-Q
period 2008-06-30
ALMOST FAMILY INC
filed 2008-08-05
CIK 799231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR
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

Large accelerated filer ☐ Accelerated filer ☒
Non-accelerated filer ☐ Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class of Common Stock $0.10 par value Shares outstanding at August 5, 2008 8,130,540

                                                                                             ALMOST FAMILY, INC. AND SUBSIDIARIES

FORM 10-Q

INDEX

PART I. FINANCIAL INFORMATION	3
Item 1. Consolidated Financial Statements and Supplementary Data (unaudited except December 31, 2007
3
Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007	3
Consolidated Statements of Income for the Three Months Ended June 30, 2008 and June 30, 2007	4
Consolidated Statements of Income for the Six Months Ended June 30, 2008 and June 30, 2007	5
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2008 and June 30, 2007	6
Notes to Consolidated Financial Statements	7
Item 2. Managements's Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures about Market Risk	28
Item 4. Controls and Procedures	28
PART II. OTHER INFORMATION	29
Item 1. Legal Proceedings	29
Item 1A. Risk Factors	29
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3. Defaults Upon Senior Securities	29
Item 4. Submission of Matters to a Vote of Security Holders	30
Item 5. Other Information	30
Item 6. Exhibits	30

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2008 (UNAUDITED)	December 31, 2007
CURRENT ASSETS:
Cash and cash equivalents	$16,480,426	$473,222
Accounts receivable – net	25,011,813	16,965,316
Prepaid expenses and other current assets	1,824,294	1,203,454
Deferred tax assets	2,811,047	1,829,895
TOTAL CURRENT ASSETS	46,127,580	20,471,887

PROPERTY AND EQUIPMENT – NET	1,877,916	1,458,844

GOODWILL AND OTHER INTANGIBLE ASSETS	58,795,818	45,155,300

OTHER ASSETS	287,046	274,359
TOTAL ASSETS	$107,088,360	$67,360,390

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,281,899	$3,943,555
Accrued other liabilities	9,810,654	10,369,346
Current portion – capital leases and notes payable	4,596,945	653,891
TOTAL CURRENT LIABILITIES	17,689,498	14,966,792

LONG-TERM LIABILITIES:
Revolving credit facility	—	12,386,783
Notes payable	3,000,000	4,000,000
Long term deferred tax liabilities	1,481,750	776,672
Other liabilities	417,006	388,230
TOTAL LONG-TERM LIABILITIES	4,898,756	17,551,685
TOTAL LIABILITIES	22,588,254	32,518,477

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.05; authorized 2,000,000 shares; none issued or outstanding	—	—
Common stock, par value $0.10; authorized 10,000,000 shares; 8,131,790 and 7,808,819 issued and outstanding	813,179	780,882
Treasury stock, at cost, 2,276,898 shares	—	(8,877,641)
Additional paid-in capital	64,551,981	30,198,671
Retained earnings	19,134,946	12,740,001
TOTAL STOCKHOLDERS’ EQUITY	84,500,106	34,841,913
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$107,088,360	$67,360,390

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

		Three months ended June 30,
		2008	2007
Net service revenues		$48,700,372	$32,509,503
Cost of service revenue (excluding amortization and depreciation)		22,780,475	15,541,684
Gross margin		25,919,897	16,967,819
General and administrative expenses:
Salaries and benefits		12,988,447	8,835,801
Other		6,261,283	4,616,580
Total general and administrative expenses		19,249,730	13,452,381
Operating income		6,670,167	3,515,438
Interest expense, net		(170,756)	(241,220)
Income from continuing operations before income taxes		6,499,411	3,274,218
Income tax expense		(2,600,457)	(1,310,738)
Net income from continuing operations		3,898,954	1,963,480
Discontinued operations, net of tax of $22,619 and ($2,348)		(34,936)	17,642
Net income		$3,864,018	$1,981,122

Per share amounts-basic:
Average shares outstanding		7,642,806	5,433,679
Income from continuing operations		$0.51	$0.36
(Loss) income from discontinued operations	-	—	—
Net income		$0.51	$0.36

Per share amounts-diluted:
Average shares outstanding		7,809,475	5,638,665
Income from continuing operations		$0.50	$0.35
(Loss) income from discontinued operations		—	—
Net income		$0.50	$0.35

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Six months ended June 30,
	2008	2007
Net service revenues	$87,727,325	$64,282,682
Cost of service revenue (excluding amortization and depreciation)	41,402,549	30,979,221
Gross margin	46,324,776	33,303,461
General and administrative expenses:
Salaries and benefits	23,540,855	17,681,653
Other	11,664,808	8,886,067
Total general and administrative expenses	35,205,663	26,567,720
Operating income	11,119,113	6,735,741
Interest expense, net	(378,757)	(496,928)
Income from continuing operations before income taxes	10,740,356	6,238,813
Income tax expense	(4,266,792)	(2,450,052)
Net income from continuing operations	6,473,564	3,788,761
Discontinued operations, net of tax of $50,902 and $35,048	(78,620)	(141,348)
Net income	$6,394,944	$3,647,413

Per share amounts-basic:
Average shares outstanding	6,592,203	5,400,946
Income from continuing operations	$0.98	$0.70
Loss from discontinued operations	(0.01)	(0.03)
Net income	$0.97	$0.67

Per share amounts-diluted:
Average shares outstanding	6,753,403	5,602,962
Income from continuing operations	$0.96	$0.68
Loss from discontinued operations	(0.01)	(0.03)
Net income	$0.95	$0.65

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$6,394,944	$3,647,413
Loss from discontinued operations	(78,620)	(141,348)
Income from continuing operations	6,473,564	3,788,761
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	642,674	428,888
Provision for uncollectible accounts	1,221,959	402,711
Stock-based compensation	333,332	202,371
Deferred income taxes	(276,073)	355,771
	8,395,456	5,178,502
Change in certain net assets, net of the effects of acquisitions:
(Increase) decrease in:
Accounts receivable	(6,787,893)	(2,600,820)
Prepaid expenses and other current assets	(577,650)	(247,401)
Other assets	(12,687)	(29,519)
Increase (decrease) in:
Accounts payable and accrued expenses	397,696	165,801
Net cash provided by operating activities	1,414,922	2,466,563

Cash flows from investing activities:
Capital expenditures	(322,053)	(272,855)
Acquisitions, net of cash acquired	(14,493,231)	(547,599)
Net cash used in investing activities	(14,815,284)	(820,454)

Cash flows from financing activities:
Net revolving credit facility repayments	(12,387,721)	(1,178,323)
Proceeds from stock option exercises	42,800	107,187
Purchase of common stock in connection with option exercises	—	(3,804,883)
Tax benefit from non-qualified stock option exercises	78,667	677,954
Proceeds from Stock Offering, net	41,808,449	—
Principal payments on capital leases and notes payable	(56,009)	(1,013,720)
Net cash provided by (used in) financing activities	29,486,186	(5,211,785)

Cash flows from discontinued operations:
Operating activities	(78,620)	(141,348)
Investing activities	—	—
Financing activities	—	—
Net cash used in discontinued operations	(78,620)	(141,348)

Net increase (decrease) in cash and cash equivalents	16,007,204	(3,707,024)
Cash and cash equivalents at beginning of period	473,222	4,125,592
Cash and cash equivalents at end of period	$16,480,426	418,568

Summary of non-cash investing and financing activities:
Acquisitions funded by notes payable	$3,000,000	$—
Acquisitions funded by stock	$1,000,000	$—

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements for the three and six months ended June 30, 2008 and 2007 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. Accordingly, the reader of this Form 10-Q is referred to our Form 10-K for the year ended December 31, 2007 for further information. In the opinion of management of Almost Family, Inc., (the Company), the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position at June 30, 2008 and the results of operations and cash flows for the three and six month periods ended June 30, 2008 and 2007.

The results of operations for the three and six month periods ended June 30, 2008 and 2007 are not necessarily indicative of the operating results for the year.

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

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R provides guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about its business combinations and its effects. SFAS 141R establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, the goodwill acquired and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. For instance, acquisition-related costs, with the exception of debt and equity issuance costs, are to be recorded in the period that the costs are incurred and the services are received. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed in accordance with existing accounting principles generally accepted in the United States until January 1, 2009. We expect SFAS 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

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

The Company has service locations in Florida, Kentucky, Ohio, Connecticut, Massachusetts, Alabama, Missouri, Illinois and Indiana (in order of revenue significance).

Three months ended June 30,	Six months ended June 30,
	2008	2007	2008	2007
Net Revenues
Home Health Care
Visiting nurses	$38,857,909	$23,460,195	$68,696,167	$46,508,313
Personal care	9,842,463	9,049,308	19,031,158	17,774,368
Net revenues	$48,700,372	$32,509,503	$87,727,325	$64,282,682
Operating Income
Home Health Care
Visiting nurses	$8,586,003	$4,566,720	$14,040,673	$8,882,511
Personal care	820,534	1,052,642	1,562,027	1,714,016
Operating income before unallocated corporate expenses	9,406,537	5,619,362	15,602,700	10,596,527
Unallocated corporate expenses	2,736,370	2,103,924	4,483,587	3,860,786
Operating income	$6,670,167	$3,515,438	$11,119,113	$6,735,741

4.	Capitalized Software Development Costs

Consistent with AICPA Statement of Position 98-1, the Company capitalizes the cost of internally generated computer software developed for the Company’s own use. Software development costs of approximately $61,000 and $21,000 were capitalized in the three months ended June 30, 2008 and 2007, respectively, and $114,000 and $41,000 were capitalized in the six months ended June 30, 2008 and 2007, respectively. Capitalized software development costs are amortized over a three-year period following the initial implementation of the software.

5.	Goodwill and Other Intangible Assets

All goodwill acquired is stated at cost. Subsequent to its acquisitions, the Company conducts the required annual tests for impairment under SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company has completed its most recent annual impairment test required by SFAS No. 142 as of December 31, 2007 and has determined that no impairment exists.

The following is a progression of goodwill by segment for the six months ended June 30, 2008:

	Visiting	Personal
	Nurses	Care	Total
Balance at December 31, 2007	$38,840,382	$3,826,862	$42,667,244
Acquisitions	12,114,016	-	12,114,016
Balance at June 30, 2008	$50,954,398	$3,826,862	$54,781,260

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

Intangible assets were comprised of the following as of June 30, 2008 and 2007:

	2008			2007
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
Licenses	$971,000	$(66,107)	$904,893	$420,000	$(16,333)	$403,667
Provider Numbers	2,750,000	(116,236)	2,633,764	350,000	(13,611)	336,389
Other intangibles	609,202	(133,301)	475,901	350,000	(23,333)	326,667
Total intangible assets	$4,330,202	$(315,644)	$4,014,558	$1,120,000	$(53,277)	$1,066,723

Amortization expense recognized on intangible assets was $103,158 and $22,833 for the three months ended June 30, 2008 and 2007, respectively and $216,700 and $45,666 for the six months ended June 30, 2008 and 2007, respectively.

6.	Revolving Credit Facility

At June 30, 2008 the Company had a $40.0 million credit facility with JP Morgan Chase Bank, NA as amended November 30, 2007, with an expiration date of June 30, 2010.The credit facility bore an interest rate option at either the bank’s prime rate less a margin (ranging from -1.50% to -0.25%, currently -1.00%), or one-month LIBOR plus a margin (ranging from +1.25% to +2.50%) dependent upon total leverage and was secured by substantially all assets and the stock of the Company’s subsidiaries. The weighted average interest rates were 4.0% and 7.5% for the quarters ended June 30, 2008 and 2007, respectively. The Company paid a commitment fee of 0.25% per annum on the unused facility balance. Borrowings were available equal to the greater of: a) a multiple of 3.5 times earnings before interest, taxes, depreciation and amortization (As Defined EBITDA) or b) an asset based formula, primarily based on accounts receivable. “As Defined EBITDA” of acquired operations, up to 75% of base “As Defined EBITDA,” may have been included in the availability calculations. Borrowings under the facility may have been used for working capital, capital expenditures, acquisitions, development and growth of the business and other corporate purposes. As of June 30, 2008, the formula permitted approximately $40.0 million to be used, of which $0 was outstanding. The Company had irrevocable letters of credit, totaling $2.1 million outstanding in connection with its self-insurance programs. Thus, a total of $37.9 million was available for use at June 30, 2008. The Company’s revolving credit facility was subject to various financial covenants. As of June 30, 2008, the Company was in compliance with the covenants. Under the most restrictive of its covenants, the Company was required to maintain minimum net worth of at least $10.5 million.

On July 15, 2008 the Company entered into a new $75.0 million credit facility and concurrently terminated the $40.0 million credit facility as described under “Subsequent Events.”

7.	Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”(“SFAS 157”). SFAS 157 requires companies to determine fair value based on the price that would be received to sell the asset or paid to transfer the liability to a market participant. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. The provisions of SFAS 157 were effective as of January 1, 2008; however, FASB Staff Position No. 157-2 defers the effective date for certain non-financial assets and liabilities not re-measured at fair value on a recurring basis to fiscal years beginning after November 15, 2008 or the first quarter of fiscal 2009.

SFAS 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following categories:

•	Level 1: Quoted market prices in active markets for identical assets or liabilities.
•	Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

•	Level 3: Unobservable inputs that are not corroborated by market data.

As of June 30, 2008, we do not have any assets or liabilities carried at fair value that are measured on a recurring basis.

8.	Stock-Based Compensation

Stock option grant date fair values are determined at the date of grant using a Monte Carlo option valuation model with suboptimal exercise behavior. In the quarter ended March 31, 2008, 70,000 options were issued at a strike price of $21.90 (fair market value on the date of grant) to directors, members of management and employees and will vest over three years with an expiration date of March 6, 2018.

Changes in option shares outstanding are summarized as follows:

	Shares	Wtd. Avg Ex. Price
December 31, 2007	317,014	$11.87

Granted	70,000	21.90
Exercised	(10,000)	4.28
Terminated	(7,000)	19.40
June 30, 2008	370,014	$14.04

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

There were no adjustments required to be made to net income for purposes of computing basic and diluted earnings per common share. A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted earnings per common share is as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Shares used to compute basic earnings per common share –weighted average shares outstanding	7,642,806	5,433,679	6,592,203	5,400,946
Dilutive effect of stock options	166,669	204,986	161,200	202,016
Shares used to compute diluted earnings per common share	7,809,475	5,638,665	6,753,403	5,602,962

10.	Stock Sale

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

In conjunction with the stock offering, the Company retired all of its outstanding Treasury Stock.

11.	Commitments and Contingencies

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

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against the Company by various claimants. The claims are in various stages of processing and some may ultimately be brought to trial. The Company is aware of incidents that have occurred through June 30, 2008 that may result in the assertion of additional claims. The Company currently carries professional and general liability insurance coverage for this exposure with no deductible. Prior to April 1, 2007 the Company carried coverage with a deductible per claim of $500,000.

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

12.	Acquisitions

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

Accounts receivable - net	$2,481,000
Property, plant & equipment	516,000
Other Assets	50,000
Goodwill and other intangibles	13,199,000
Assets acquired	16,246,000
Liabilities assumed	(151,000)
Net assets acquired	$16,095,000

The Company is currently in the process of valuing the assets acquired and liabilities assumed for the Apex Home Healthcare acquisition, to assist it in allocating the purchase price to the individual assets acquired and liabilities assumed. The preliminary allocation of purchase price included in the current period balance sheet is based on the Company’s current best estimate and is subject to revision based on final determination of fair value. The Company has engaged an independent valuation firm to assist with the valuation of Apex Home Healthcare, which is expected to be completed prior to the first anniversary of the acquisition.

The unaudited pro forma results of operations of the Company as if the Apex Home Healthcare acquisition had been made at the beginning of 2007 are as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2008	2007	2008	2007
Revenues	$48,700,372	$36,471,611	$92,683,235	$71,970,814
Net Income from continuing operations	$3,917,441	$2,046,736	$6,684,480	$4,081,682
Net Income	$3,882,505	$2,064,378	$6,605,860	$3,940,334
Earnings per share from continuing operations
Basic	$0.51	$0.37	$1.01	$0.75
Diluted	$0.50	$0.36	$0.99	$0.72
Earnings per share
Basic	$0.51	$0.38	$1.00	$0.72
Diluted	$0.50	$0.36	$0.98	$0.69

The pro forma information presented above is presented for illustrative purposes only and may not be indicative of the results of operations that would have actually occurred if the transaction described had been completed as of the beginning of 2007. In addition, future results may vary significantly from the results reflected in such information.

On August 1, 2008, the Company acquired all the stock of Patient Care, Inc. as described under “Subsequent Events.”

13.	Income Taxes

The Company adopted the provisions of FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” ("FIN 48"), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on the Company’s evaluation, it has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The evaluation was performed for the tax years ended December 31, 2003 through 2007. For federal tax purposes, the Company is currently subject to examinations for tax years 2005 and 2007 while for state purposes, tax years 2003 and forward are subject to examination, depending on the specific state rules and regulations. The Internal Revenue Service has completed its examination of the tax years ending December 31, 2006. The tax impact of the 2006 audit assessment including interest was immaterial to the financial statements.

The Company may from time to time be assessed interest and penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to its financial results. Assessments for interest and/or penalties are classified in the financial statements as general and administrative expenses other.

The Company’s effective income tax rate from continuing operations for the three month periods ended June 30, 2008 and 2007 was approximately 40.0%. This effective rate differs from the Federal statutory rate of 35% primarily due to state and local taxes, net of Federal benefit of approximately 5.0%.

The Company’s effective income tax rate from continuing operations for the six month periods ended June 30, 2008 and 2007 was approximately 39.7% and 39.3%, respectively. This effective rate differs from the Federal statutory rate of 35% primarily due to state and local taxes, net of Federal benefit of approximately 4.7% in 2008 and 4.3% in 2007.

14.	Discontinued Operations

The Company follows the guidance in SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” and, when appropriate, reclassifies operating units closed, sold, or held for sale out of continuing operations and into discontinued operations for all periods presented. During 2007, the PC segment had three facilities that met the criteria to be reclassified as discontinued operations. During the three month period ending June 30, 2008, no additional facilities met the criteria to be reclassified as discontinued operations. These facilities have been reclassified in this report for all periods presented. Net revenues from discontinued operations were approximately ($33,000) and $199,000 in the quarters ended June 30, 2008 and 2007, respectively. Net (losses) income from the discontinued operations was approximately ($35,000) and $18,000 in the quarters ended June 30, 2008 and 2007, respectively. Net revenues from discontinued operations were approximately ($38,000) and $538,000 in the six months ended June 30, 2008 and 2007, respectively. Net losses from the discontinued operations were approximately ($79,000) and ($141,000) in the six months ended June 30, 2008 and 2007, respectively. Such amounts are included in net loss from discontinued operations in the accompanying financial statements.

15.	Subsequent Events

Acquisition

On August 1, 2008, the Company acquired the stock of Patient Care, Inc. Patient Care and its subsidiaries own and operate eight Medicare-certified home health agency locations in New Jersey, Connecticut, and Pennsylvania. In 2007 Patient Care’s annual revenues were approximately $47.8 million.

The total purchase price for the stock was $45.2 million in cash, reduced by a working capital adjustment of $3.8 million as of the closing date, subject to a subsequent adjustment thirty days from closing. Additionally, the Company assumed approximately $1.3 million in capital lease obligations. The Company also provided an insurer of Patient Care a $4.7 million letter of credit. The cash portion of the transaction paid at closing plus the letter of credit was funded from the Company’s existing cash and borrowings available on the Company’s existing senior credit facility with JP Morgan Chase Bank, NA.

Revolving Credit Facility

On July 15, 2008, the Company entered into a $75.0 million three year senior secured revolving credit agreement with JPMorgan Chase Bank, N.A., as

Administrative Agent, Fifth Third Bank, as Syndication Agent and certain other lenders. The agreement consists of: (i) a $75.0 million credit line with a maturity date of July 2011, (ii) availability of borrowings up to 3.0 times Earnings Before Taxes, Depreciation and Amortization (“EBITDA”), as defined, and (iii) an accordion feature providing for potential future expansion of the facility to $100 million. This new facility increases the available resources to continue the pursuit of the Company’s development objectives.

The Company terminated its existing $40.0 million credit agreement, initially dated as of August 3, 1999 and subsequently amended, with JPMorgan Chase Bank, N.A., as lender, concurrently with the effectiveness of the new agreement.

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

We have service locations in Florida, Kentucky, Ohio, Connecticut, Massachusetts, Alabama, Missouri, Illinois and Indiana (in order of revenue significance).

RESULTS OF OPERATIONS

Consolidated three months ended June 30,
	2008		2007		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net revenues:
Visiting Nurse	$38,857,909	79.8%	$23,460,195	72.2%	$15,397,714	65.6%
Personal Care	9,842,463	20.2%	9,049,308	27.8%	793,155	8.8%
	$48,700,372	100.0%	$32,509,503	100.0%	$16,190,869	49.8%
Operating income before corporate expenses:
Visiting Nurse	$8,586,003	22.1%	$4,566,721	19.5%	$4,019,282	88.0%
Personal Care	820,534	8.4%	1,052,642	11.6%	(232,108)	-22.1%
	9,406,537	19.3%	5,619,363	17.3%	3,787,174	67.4%
Corporate expense	2,736,370	5.6%	2,103,925	6.5%	632,445	30.1%
Operating income	6,670,167	13.7%	3,515,438	10.8%	3,154,729	87.7%
Interest expense, net	(170,756)	0.4%	(241,220)	0.7%	70,464	-29.2%
Income tax expense	(2,600,457)	5.3%	(1,310,738)	4.0%	(1,289,719)	98.4%
Net income from continuing operations	$3,898,954	8.0%	$1,963,480	6.0%	$1,935,474	98.6%

EBITDA from continuing operations	$7,214,248	14.8%	$3,864,105	11.9%	$3,350,143	86.7%

On a consolidated basis, our second quarter 2008 net service revenues increased 49.8% to $48.7 million compared to $32.5 million in the second quarter of 2007. Organic revenue growth was approximately $8.3 million or just over 51.1% of our growth, while acquisitions provided the balance of the increase at approximately $7.9 million.

Operating income as a percent of revenue increased to 13.7% in the second quarter of 2008 versus 10.8% in 2007 based on our ability to leverage our existing infrastructure over a larger revenue base. Net income from continuing operations for the second quarter of 2008 was $3.9 million or $0.50 per diluted share compared to $2.0 million or $0.35 per diluted share in 2007. The 42.9% EPS increase was attributable to both organic growth and acquisition activity. The effect of the stock offering decreased earnings $0.16 per diluted share or 24.2%.

Interest expense was incurred on funds borrowed to finance our acquisition activities. Our effective interest rate on our bank credit facility was 4.0% in 2008 and 7.5% in 2007.

The effective income tax rate from continuing operations was approximately 40.0% in 2008 and 2007.

Visiting Nurse (VN) Segment-Three Months

Three months ended June 30,
	2008		2007		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$38,857,909	100.0%	$23,460,195	100.0%	$15,397,714	65.6%
Cost of service revenue	16,006,348	41.2%	9,402,189	40.1%	6,604,159	70.2%
Gross margin	22,851,561	58.8%	14,058,006	59.9%	8,793,555	62.6%
General and administrative expenses:
Salaries and benefits	10,118,707	26.0%	6,606,554	28.2%	3,512,153	53.2%
Other	4,146,851	10.7%	2,884,732	12.3%	1,262,119	43.8%
Total general and administrative expenses	14,265,558	36.7%	9,491,286	40.5%	4,774,272	50.3%
Operating income	$8,586,003	22.1%	$4,566,720	19.5%	$4,019,283	88.0%

Average number of locations	58		47		11	23.4%

All payors:
Patient Months	29,791		18,547		11,244	60.6%
Admissions	9,400		7,311		2,089	28.6%
Billable visits	240,757		143,078		97,679	68.3%

Medicare statistics:
Revenue	$36,428,290	93.7%	$21,703,970	92.5%	$14,724,320	67.8%
Billable visits	222,673		129,704		92,969	71.7%
Admissions	8,638		6,569		2,069	31.5%
Episodes	12,485		8,058		4,427	54.9%

Revenue per episode	$2,886		$2,617		$269	10.3%
Visits per episode	17.3		15.7		1.6	10.0%

Net revenues in the visiting nurse segment for the second quarter of 2008 rose 65.6% to $38.9 million. The $15.4 million increase came from a combination of organic growth of $7.8 million and from acquired operations of $7.6 million. Our VN organic growth rate was 33.2%.

Operating income before corporate expense in the VN segment for the second quarter of 2008 increased 88.0% to $8.6 million from $4.6 million in 2007.

Gross margin decreased from 59.9% in 2007 to 58.8% in 2008 due to the effect of flat Medicare reimbursement rates and continuing increases in direct care wages and mileage reimbursement. This is offset by lower general and administrative expenses which were leveraged against substantial volume growth. As a result, the VN segment’s operating income improved as noted above.

The Company’s acquisitions of Quality of Life in October 2007 and Apex Home Healthcare in March 2008 impact comparability of our operating results.

The following table is presented comparing revenue growth by acquisition for the quarters ended June 30, 2008 and 2007:

	2008	2007	Change	%
Quality of Life
Days in Period	91	-	91
Revenue	$2,824,796	$-	$2,824,796

Apex Home Healthcare
Days in Period	91	-	91
Revenue	4,778,970	-	4,778,970
Acquired Total	7,603,766	-	7,603,766

Organic Revenue	31,254,143	23,460,195	7,793,948	33.2%
Total Revenue	$38,857,909	$23,460,195	$15,397,714	65.6%

Personal Care (PC) Segment-Three Months

Three months ended June 30,
	2008		2007		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$9,842,463	100.0%	$9,049,308	100.0%	$793,155	8.8%
Cost of service revenues	6,786,560	69.0%	6,139,495	67.9%	647,065	10.5%
Gross margin	3,055,903	31.0%	2,909,813	32.1%	146,090	5.0%
General and administrative expenses:
Salaries and benefits	1,385,351	14.1%	1,287,816	14.2%	97,535	7.6%
Other	850,018	8.6%	569,355	6.3%	280,663	49.3%
Total general and administrative expenses	2,235,369	22.7%	1,857,171	20.5%	378,198	20.4%
Operating income	$820,534	8.3%	$1,052,642	11.6%	$(232,108)	-22.1%

Admissions	965		824		141	17.1%
Patient months of care	11,447		10,301		1,146	11.1%
Patient days of care	143,308		131,627		11,681	8.9%
Billable hours	568,492		507,202		61,290	12.1%
Revenue per billable hour	$17.31		$17.84		$(0.53)	-3.0%

Net revenues in the personal care segment for the second quarter increased 8.8% to $9.8 million from $9.0 million in the same period of last year on an increased volume of 0.8% and higher pricing of 7.9%. Operating income before corporate expense in the PC segment for the second quarter of 2008 was $0.8 million, a 22.1% decrease from $1.1 million in the second quarter of 2007. This is a result of incremental bad debt expense and increased workers compensation and general liability insurance expense in 2008.

Admissions increased from the prior year reflecting a change in the mix of business. Revenue per billable hour decreased due to a combination of rate increases and changes in the mix of business across payors and locations.

Consolidated six months ended June 30,
	2008		2007		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net revenues:
Visiting Nurse	$68,696,167	78.3%	$46,508,313	72.3%	$22,187,854	47.7%
Personal Care	19,031,158	21.7%	17,774,368	27.7%	1,256,789	7.1%
	87,727,325	100.0%	64,282,682	100.0%	23,444,643	36.5%
Operating income before corporate expenses:
Visiting Nurse	14,040,673	20.4%	8,882,511	19.1%	5,158,162	58.1%
Personal Care	1,562,027	8.2%	1,714,016	9.6%	(151,989)	-8.9%
	15,602,700	17.8%	10,596,527	16.5%	$5,006,173	47.2%
Corporate expense	4,483,587	5.1%	3,860,786	6.0%	622,801	16.1%
Operating income	11,119,113	12.7%	6,735,741	10.5%	4,383,372	65.1%
Interest expense, net	(378,757)	0.4%	(496,928)	0.8%	118,171	-23.8%
Income tax expense	(4,266,792)	4.9%	(2,450,052)	3.8%	(1,816,740)	74.2%
Net income from continuing operations	$6,473,564	7.4%	$3,788,761	5.9%	$2,684,803	70.9%

EBITDA from continuing operations	$12,095,119	13.8%	$7,367,000	11.5%	$4,728,119	64.2%

On a consolidated basis, our 2008 net service revenues increased 36.5% to $87.7 million compared to $64.3 million in 2007. Organic revenue growth was approximately $12.5 million or just over 53.5% of our growth, while acquisitions provided the balance of the increase at approximately $10.9 million.

Operating income for 2008 increased to 12.7% of revenue versus 10.5% in 2007 based on our ability to leverage our existing infrastructure over a larger revenue base. Net income from continuing operations for 2008 were $6.5 million or $0.96 per diluted share compared to $3.8 million or $0.68 per diluted share in 2007. The 41.2% EPS increase was attributable to both organic growth and acquisition activity. The effect of the stock offering decreased earnings $0.15 per diluted share or 13.5%.

Interest expense was incurred on funds borrowed to finance our acquisition activities. Our effective interest rate on our bank credit facility was 4.72% in 2008 and 7.5% in 2007.

The effective income tax rate from continuing operations was approximately 39.7% and 39.3% in 2008 and 2007, respectively.

Visiting Nurse (VN) Segment-Six Months

Six months ended June 30,
	2008		2007		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$68,696,167	100.0%	$46,508,313	100.0%	$22,187,854	47.7%
Cost of service revenues	28,183,703	41.0%	18,741,783	40.3%	9,441,920	50.4%
Gross margin	40,512,464	59.0%	27,766,530	59.7%	12,745,934	45.9%
General and administrative expenses:
Salaries and benefits	18,293,672	26.6%	13,124,573	28.2%	5,169,099	39.4%
Other	8,178,119	11.9%	5,759,446	12.4%	2,418,673	42.0%
Total general and administrative expenses	26,471,791	38.5%	18,884,019	40.6%	7,587,772	40.2%
Operating Income	$14,040,673	20.4%	$8,882,511	19.1%	$5,158,162	58.1%

Average Number of Locations	58		47		11	23.4%

All Payors:
Patient Months	53,974		37,141		16,833	45.3%
Admissions	17,810		14,816		2,994	20.2%
Billable Visits	428,097		286,617		$141,480	49.4%

Medicare Statistics:
Revenue	$64,397,617	93.7%	$43,261,558	93.0%	21,136,059	48.9%
Billable Visits	393,078		260,364		132,714	51.0%
Admissions	16,223		13,375		2,848	21.3%
Episodes	22,839		16,194		6,645	41.0%

Revenue per episode	$2,826		$2,614		$212	8.1%
Visits per episode	17.3		15.7		1.6	10.1%

Net revenues in the visiting nurse segment for the six months of 2008 rose 47.7% to $68.7 million. The $22.2 million increase came from a combination of organic growth of $11.6 million and from acquired operations of $10.6 million. Our VN organic growth rate was 25.0%.

Operating income before corporate expense in the VN segment for the six months of 2008 increased 58.1% to $14.0 million from $8.9 million in 2007.

Gross margin decreased from 59.7% in 2007 to 59.0% in 2008 due to the effect of flat Medicare reimbursement rates and continuing increases in competitive direct care wages and mileage reimbursement. This is offset by lower general and administrative expenses which were leveraged against substantial volume growth.

The Company’s acquisitions of Quality of Life in October 2007 and Apex Home Healthcare in March 2008 impact comparability of our operating results.

The following table is presented comparing revenue growth by acquisition for the quarters ended June 30, 2008 and 2007:

	2008	2007	Change	%
Quality of Life
Days in Period	182	-	182
Revenue	$5,537,848	$-	$5,537,848

Apex Home Healthcare
Days in Period	96	-	96
Revenue	5,043,194	-	5,043,194
Acquired Total	10,581,042	-	10,581,042

Organic Revenue	58,115,125	46,508,313	11,606,812	25.0%
Total Revenue	$68,696,167	$46,508,313	$22,187,854	47.7%

Personal Care (PC) Segment-Six Months

Six months ended June 30,
	2008		2007	Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$19,031,158	100.0%	$17,774,368	100.0%	$1,256,790	7.1%
Cost of service revenues	13,218,802	69.5%	12,237,438	68.8%	981,364	8.0%
Gross margin	5,812,356	30.5%	5,536,930	31.2%	275,426	5.0%
General and administrative expenses:
Salaries and benefits	2,648,608	13.9%	2,609,511	14.7%	39,097	1.5%
Other	1,601,721	8.4%	1,213,404	6.8%	388,317	32.0%
Total general and administrative expenses:	4,250,329	22.3%	3,822,915	21.5%	427,414	11.2%
Operating Income	$1,562,027	8.2%	$1,714,016	9.6%	$(151,989)	-8.9%

Admissions	1,918		1,818		100	5.5%
Patient Months of Care	22,060		20,859		1,201	5.8%
Patient Days of Care	276,649		261,280		15,369	5.9%
Billable Hours	1,084,780		1,015,054		69,726	6.9%
Revenue per Billable Hour	$17.54		$17.51		$0.03	0.2%

Net revenues in the personal care segment for the six months increased 7.1% to $19.0 million from $17.8 million in the same period of last year on a decreased volume of 0.3% and higher pricing of 7.4%. PC operating income for the six months was about $1.6 million versus $1.7 million in the corresponding period of last year. This decrease was the result of incremental bad debt expense and increased workers compensation and general liability insurance expense.

Admissions increased about 5.5% from the prior year while patient months increased reflecting a change in the mix of business, particularly in the first quarter. Revenue per billable hour increased due to a combination of rate increases and changes in the mix of business across payors and locations.

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

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against us by various claimants. The claims are in various stages of processing and some may ultimately be brought to trial. We are aware of incidents that have occurred through June 30, 2008 that may result in the assertion of additional claims. We currently carry professional and general liability insurance coverage for this exposure with no deductible.

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

Liquidity and Capital Resources

Revolving Credit Facility

Prior to July 15, 2008 we had a $40.0 million credit facility with JP Morgan Chase Bank, NA as amended November 30, 2007, with an expiration date of June 30, 2010.The credit facility bore an interest rate option at either the bank’s prime rate less a margin (ranging from -1.50% to -0.25%, currently -1.00%), or one-month LIBOR plus a margin (ranging from +1.25% to +2.50%) dependent upon total leverage and was secured by substantially all assets and the stock of our subsidiaries. The weighted average interest rates were 4.0% and 7.5% for the quarters ended June 30, 2008 and 2007, respectively. We paid a commitment fee of 0.25% per annum on the unused facility balance. Borrowings were available equal to the greater of: a) a multiple of 3.5 times earnings before interest, taxes, depreciation and amortization (As Defined EBITDA) or b) an asset based formula, primarily based on accounts receivable. “As Defined EBITDA” of acquired operations, up to 75% of base “As Defined EBITDA,” may have been included in the availability calculations. Borrowings under the facility may have been used for working capital, capital expenditures, acquisitions, development and growth of the business and other corporate purposes. As of June 30, 2008, the formula permitted approximately $40.0 million to be used, of which $0 was outstanding. We had irrevocable letters of credit, totaling $2.1 million outstanding in connection with our self-insurance programs. Thus, a total of $37.9 million was available for use at June 30, 2008. Our revolving credit facility was subject to various financial covenants. As of June 30, 2008, we were in compliance with the covenants. Under the most restrictive of covenants, we were required to maintain minimum net worth of at least $10.5 million.

On July 15, 2008, we entered into a $75.0 million three year senior secured revolving credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent, Fifth Third Bank, as Syndication Agent and certain other lenders. The agreement consists of: (i) a $75.0 million credit line with a maturity date of July 2011, (ii) availability of borrowings up to 3.0 times Earnings before Taxes, Depreciation and Amortization (“EBITDA”), as defined, and (iii) an accordion feature providing for potential future expansion of the facility to $100 million. This new facility increases the available resources to continue the pursuit of our development objectives.

We terminated our existing $40.0 million credit agreement, initially dated as of August 3, 1999 and subsequently amended, with JPMorgan Chase Bank, N.A., as lender, concurrently with the effectiveness of the new agreement.

Cash Flows

Key elements to the Consolidated Statements of Cash Flows for the six months ending June 30, 2008 and 2007 were:

Net Change in Cash and Cash Equivalents	2008	2007
Provided by (used in):
Operating activities	$1,414,922	$2,466,563
Investing activities	(14,815,284)	(820,454)
Financing activities	29,486,186	(5,211,785)
Discontinued operations activities	(78,620)	(141,348)
Net decrease in cash and cash equivalents	$16,007,204	$(3,707,024)

2008

Net cash provided by operating activities resulted principally from current period income, net of changes in accounts receivable, accounts payable and accrued expenses. Accounts receivable days revenues outstanding were 47 at June 30, 2008 and 44 at December 31, 2007. The cash used in investing activities is primarily due to the Apex Home Healthcare acquisition completed in March 2008. Net cash provided by financing activities resulted primarily from the $41.8 million stock offering in April 2008, partially offset by $12.4 million of credit facility paid.

2007

Net cash provided by operating activities resulted principally from current period income, net of changes in accounts receivable, accounts payable and accrued expenses. Accounts receivable days revenues outstanding were 42 at June 30, 2007, and 45 at December 31, 2006. The cash used in investing activities is primarily due to an acquisition completed in January 2007. Net cash used in financing activities resulted primarily from stock option exercises and the payment of a note payable from a 2005 acquisition. The Company’s stock option plans permit optionees to have option shares withheld on exercises in lieu of submitting to the Company the amount necessary for income tax withholdings. Such withholding of shares in lieu of taxes is shown in the cash flow statement as a repurchase of shares in the amount of $3.8 million. The Company receives a current tax deduction for compensation expense subject to IRS limits. Such deductions related to stock option exercises in the first six months of 2007 are shown in the cash flow statement as a cash inflow of approximately of $678,000.

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

Medicare Reimbursement Regulations for 2008

In August 2007 the Centers for Medicare & Medicaid Services ("CMS") published final regulations updating and revising the Medicare prospective payment system for home health ("HH-PPS") for 2008 (the “2008 Final Rule”). The 2008 Final Rule became effective on January 1, 2008.

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

Impact of Refinements on Results for the Quarter

The 2008 refinements did not have a significant effect on our overall results for the quarter or six months ended June 30, 2008.

Impact of Inflation

Management does not believe that inflation has had a material effect on income during the past several years.

Non-GAAP Financial Measure

The information provided in the some of the tables use certain non-GAAP financial measures as defined under Securities and Exchange Commission ("SEC") rules. In accordance with SEC rules, the Company has provided, in the supplemental information below, a reconciliation of those measures to the most directly comparable GAAP measures.

EBITDA

EBITDA is defined as income before depreciation and amortization, net interest expense and income taxes. EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States of America. It should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating, investing or financing activities, or any other measure calculated in accordance with generally accepted accounting principles. The items excluded from EBITDA are significant components in understanding and evaluating financial performance and liquidity. Management routinely calculates and communicates EBITDA and believes that it is useful to investors because it is commonly used as an analytical indicator within our industry to evaluate performance, measure leverage capacity and debt service ability, and to estimate current or prospective enterprise value.  EBITDA is also used in certain covenants contained in our credit agreement.

The following table sets forth a reconciliation of Net Income from Continuing Operations -- As Adjusted to EBITDA:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net income from continuing operations	$3,898,954	$1,963,480	$6,473,564	$3,788,761

Add back:
Interest expense	170,756	241,220	378,757	496,928
Income tax expense	2,600,457	1,310,738	4,266,792	2,450,052
Depreciation and amortization	336,791	218,170	642,674	428,888
Amortization of stock-based compensation	207,290	130,497	333,332	202,371
Earnings before interest, income taxes, depreciation and amortization (EBITDA)from continuing operations	$7,214,248	$3,864,105	$12,095,119	$7,367,000

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Instruments

The Company does not use derivative instruments.

Market Risk of Financial Instruments

Our primary market risk exposure with regard to financial instruments is to changes in interest rates.

At June 30, 2008, a hypothetical 100 basis point increase in short-term interest rates would result in an increase of approximately $164,000 in annual pre-tax earnings.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures – As of June 30, 2008, the Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008.

Changes in Internal Control Over Financial Reporting - There were no changes in the Company’s internal control over financial reporting during the second quarter of 2008, that have materially affected, or are reasonably likely to materially affect, Almost Family, Inc.’s internal control over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other information

None

Item 6. Exhibits

10.1

Stock Purchase Agreement dated as of June 18, 2008 among (i) the Registrant, (ii) PCI Holding Corp. and (iii) National Home Care, Inc. (solely in its capacity as the Seller Representative) , including executed copies of the following exhibits: (listed omitted attachments and schedules will be furnished supplementally to the SEC upon request):

(A)

Assumption and Indemnification Agreement dated as of June 18, 2008, by and among (i) PCI Holding Corp., (ii) Patient Care, Inc., (iii) National Home Care, Inc., (iv) Patient Care, Inc. – Illinois, (v) Patient Care Medical Services, Inc. – Ohio, (vi) Georgia Nursing Services, Inc., (vii) Patient Care Massachusetts, Inc., (viii) E.C. Solutions, Inc., (ix) Patient Care Florida, Inc., (x) Patient Care Medical Services, Inc., (xi) Priority Care, Inc., (xii) Patient Care Pennsylvania, Inc., (xiii) Patient Care New Jersey, Inc., and (xiv) the Registrant;

(B-1)	Consulting Agreement dated as of June 18, 2008 among (i) the Registrant, (ii) Robert Nixon, and (iii) Nixco, LLC (omitted);

(B-2)	Nonsolicitation and Noncompetition Agreement dated June 18, 2008 among (i) the Registrant and Patient Care and (ii) Robert Nixon and Nixco LLC (omitted),

(C)

Release Agreements dated as of June 18, 2008 by and between (i) Robert Nixon, Elias Nemnom, and Raymond Rasa, respectively, and (ii) Patient Care, Patient Care Medical Services, Inc., Priority Care, Inc., Patient Care Pennsylvania, Inc., Patient Care New Jersey, Inc.;

(D)	Escrow Agreement dated June 18, 2008 among the Registrant, PCI Holding Corp., National Home Care, Inc., and JPMorgan Chase Bank, National Association;

(E)	Form of Seller Counsel Opinion Letter; and

(F)	Form of Buyer Counsel Opinion Letter.

10.2     Credit Agreement, dated as of July 15, 2008 among Almost Family, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent and Fifth Third Bank as Syndication Agent. (Except for Schedule 5.09, schedules have been omitted. Almost Family undertakes to furnish supplemental copies of any of the omitted schedules upon request by the Securities and Exchange Commission.) (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K dated July 15, 2008.)

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

ALMOST FAMILY, INC.
Date: August 5, 2008	By /s/ William B. Yarmuth
William B. Yarmuth Chairman of the Board, President & Chief Executive Officer

By /s/ C. Steven Guenthner
C. Steven Guenthner Senior Vice President and Chief Financial Officer