Form 10-Q
period 2008-09-30
ALMOST FAMILY INC
filed 2008-11-05
CIK 799231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR
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

Large accelerated filer ☐ Accelerated filer ☒
Non-accelerated filer ☐ Smaller Reporting Company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class of Common Stock $0.10 par value Shares outstanding at November 5, 2008 8,139,002

ALMOST FAMILY, INC. AND SUBSIDIARIES

FORM 10-Q

INDEX

PART I. FINANCIAL INFORMATION	3
Item 1. Consolidated Financial Statements and Supplementary Data (unaudited except December 31, 2007 Consolidated Balance Sheet)	3
Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007	3
Consolidated Statements of Income for the Three Months Ended September 30, 2008 and September 30, 2007	4
Consolidated Statements of Income for the Nine Months Ended September 30, 2008 and September 30, 2007	5
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2008 and September 30, 2007	6
Notes to Consolidated Financial Statements	7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures about Market Risk	28
Item 4. Controls and Procedures	28
PART II. OTHER INFORMATION	29
Item 1. Legal Proceedings	29
Item 1A. Risk Factors	29
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3. Defaults Upon Senior Securities	29
Item 4. Submission of Matters to a Vote of Security Holders	30
Item 5. Other Information	30
Item 6. Exhibits	31

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS	September 30, 2008 (UNAUDITED)	December 31, 2007
CURRENT ASSETS:
Cash and cash equivalents	$735,371	$473,222
Accounts receivable – net	32,488,500	16,965,316
Prepaid expenses and other current assets	2,911,001	1,203,454
Deferred tax assets	3,917,156	1,829,895
TOTAL CURRENT ASSETS	40,052,028	20,471,887

PROPERTY AND EQUIPMENT – NET	3,639,214	1,458,844

GOODWILL	97,287,366	42,667,244

OTHER INTANGIBLE ASSETS	8,402,904	2,488,056

DEFERRED TAX ASSETS	1,799,211	-

OTHER ASSETS	510,403	274,359
TOTAL ASSETS	$151,691,126	$67,360,390

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,191,074	$3,943,555
Accrued other liabilities	21,439,092	10,369,346
Current portion – capital leases and notes payable	5,342,563	653,891
TOTAL CURRENT LIABILITIES	30,972,729	14,966,792

LONG-TERM LIABILITIES:
Revolving credit facility	26,484,594	12,386,783
Capital lease obligations	286,406	-
Notes payable	3,000,000	4,000,000
Long term deferred tax liabilities	-	776,672
Other liabilities	1,521,368	388,230
TOTAL LONG-TERM LIABILITIES	31,292,368	17,551,685
TOTAL LIABILITIES	62,265,097	32,518,477

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.05; authorized 2,000,000 shares; none issued or outstanding	-	-
Common stock, par value $0.10; authorized 10,000,000 shares; 8,139,002 and 7,808,819 issued and outstanding	813,900	780,882
Treasury stock, at cost, 2,276,898 shares	-	(8,877,641)
Additional paid-in capital	64,775,360	30,198,671
Retained earnings	23,836,769	12,740,002
TOTAL STOCKHOLDERS’ EQUITY	89,426,029	34,841,913
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$151,691,126	$67,360,390

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three months ended September 30,
	2008	2007
Net service revenues	$58,705,671	$31,970,989
Cost of service revenue (excluding amortization and depreciation)	27,129,332	15,655,619
Gross margin	31,576,339	16,315,370
General and administrative expenses:
Salaries and benefits	16,400,590	8,864,823
Other	7,367,422	4,079,996
Total general and administrative expenses	23,768,012	12,944,819
Operating income	7,808,327	3,370,551
Interest expense, net	(355,077)	(153,480)
Income from continuing operations before income taxes	7,453,250	3,217,071
Income tax expense	(2,729,479)	(1,261,360)
Net income from continuing operations	4,723,772	1,955,711
Discontinued operations, net of tax benefit of $12,759 and $10,810	(19,015)	(69,647)
Net income	$4,704,756	$1,886,064

Per share amounts-basic:
Average shares outstanding	8,137,326	5,434,954
Income from continuing operations	$0.58	$0.36
Loss from discontinued operations	-	(0.01)
Net income	$0.58	0.35

Per share amounts-diluted:
Average shares outstanding	8,357,332	5,614,342
Income from continuing operations	$0.57	$0.35
Loss from discontinued operations	(0.01)	(0.01)
Net income	$0.56	$0.34

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Nine months ended September 30,
	2008	2007
Net service revenues	$146,432,996	$96,253,670
Cost of service revenue (excluding amortization and depreciation)	68,531,881	46,634,840
Gross margin	77,901,115	49,618,831
General and administrative expenses:
Salaries and benefits	39,941,445	26,546,476
Other	19,031,652	12,966,063
Total general and administrative expenses	58,973,097	39,512,539
Operating income	18,928,018	10,106,292
Interest expense, net	(733,833)	(650,408)
Income from continuing operations before income taxes	18,194,185	9,455,885
Income tax expense	(6,996,271)	(3,711,412)
Net income from continuing operations	11,197,914	5,744,473
Discontinued operations, net of tax benefit of $63,661 and $45,858	(101,147)	(210,995)
Net income	$11,096,767	$5,533,478

Per share amounts-basic:
Average shares outstanding	7,111,182	5,412,407
Income from continuing operations	$1.57	$1.06
Loss from discontinued operations	(0.01)	(0.04)
Net income	$1.56	1.02

Per share amounts-diluted:
Average shares outstanding	7,298,718	5,602,917
Income from continuing operations	$1.53	$1.03
Loss from discontinued operations	(0.01)	(0.04)
Net income	$1.52	$0.99

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$11,096,767	$5,533,478
Loss from discontinued operations	(101,147)	(210,995)
Income from continuing operations	11,197,914	5,744,473
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	1,151,895	625,700
Provision for uncollectible accounts	2,377,991	795,593
Stock-based compensation	527,462	332,868
Deferred income taxes	(1,152,716)	833,316
	14,102,546	8,331,950
Change in certain net assets, net of the effects of acquisitions:
(Increase) decrease in:
Accounts receivable	(11,622,049)	(1,602,214)
Prepaid expenses and other current assets	(789,821)	(491,051)
Other assets	(26,455)	(34,697)
Increase (decrease) in:
Accounts payable and accrued expenses	2,057,893	100,403
Net cash provided by operating activities	3,722,114	6,304,391

Cash flows from investing activities:
Capital expenditures	(622,168)	(504,451)
Acquisitions, net of cash acquired	(58,593,323)	(542,348)
Net cash used in investing activities	(59,215,491)	(1,046,799)

Cash flows from financing activities:
Net revolving credit facility borrowings (repayments)	14,096,873	(4,426,462)
Proceeds from stock option exercises	54,876	107,187
Purchase of common stock in connection with option exercises	-	(3,804,883)
Tax benefit from non-qualified stock option exercises	84,448	704,294
Proceeds from stock offering, net	41,820,562	-
Principal payments on capital leases and notes payable	(200,086)	(1,160,623)
Net cash provided by (used in) financing activities	55,856,673	(8,580,487)

Cash flows from discontinued operations:
Operating activities	(101,147)	(210,995)
Investing activities	-	-
Financing activities	-	-
Net cash used in discontinued operations	(101,147)	(210,995)

Net increase (decrease) in cash and cash equivalents	262,149	(3,533,890)
Cash and cash equivalents at beginning of period	473,222	4,125,592
Cash and cash equivalents at end of period	$735,371	$591,702

Summary of non-cash investing and financing activities:
Acquisitions funded by notes payable	$3,000,000	$-
Acquisitions funded by stock	$1,000,000	$-

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2008 and 2007 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. Accordingly, the reader of this Form 10-Q is referred to our Form 10-K for the year ended December 31, 2007 for further information. In the opinion of management of Almost Family, Inc., (“the Company”), the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position at September 30, 2008 and the results of operations and cash flows for the three and nine month periods ended September 30, 2008 and 2007.

The results of operations for the three and nine month periods ended September 30, 2008 and 2007 are not necessarily indicative of the operating results for the year.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51” (“SFAS 160”). SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements, but separate from the equity of the parent company. The statement further requires that consolidated net income be reported as amounts attributable to the parent and the noncontrolling interest, rather than expensing the income attributable to the minority interest holder. This statement also requires that companies provide sufficient disclosures to clearly identify and distinguish between the interests of the parent company and the interests of the noncontrolling owners, including a disclosure on the face of the consolidated statements for income attributable to the noncontrolling interest holder. This statement is effective for the fiscal years beginning on or after December 15, 2008 or our first quarter of 2009. Early adoption is prohibited. The Company does not expect any impact from the adoption of SFAS 160 on our consolidated financial position, results of operations and cash flows.

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

The Company’s PC segment services are also provided in patients’ homes. These services (generally provided by paraprofessional staff such as home health aides) are generally of a custodial rather than skilled nature. PC revenues are generated on an hourly basis. Approximately 68% of the PC segment revenues are generated from Medicaid and other government programs while the balance is generated from insurance programs and private pay patients.

Certain general and administrative expenses incurred at the corporate level have not been allocated to the segments.

The Company has service locations in Florida, Kentucky, Connecticut, New Jersey, Ohio, Massachusetts, Alabama, Missouri, Illinois, Pennsylvania and Indiana (in order of pro forma revenue significance).

Three months ended September 30,	Nine months ended September 30,
	2008	2007	2008	2007
Net Revenues
Home Health Care
Visiting nurses	$48,621,039	$22,879,921	$117,317,206	$69,388,234
Personal care	10,084,632	9,091,068	29,115,790	26,865,436
Net revenues	$58,705,671	$31,970,989	$146,432,996	$96,253,670
Operating Income
Home Health Care
Visiting nurses	$9,999,970	$4,345,349	$24,037,766	$13,226,706
Personal care	914,460	911,438	2,479,941	2,625,454
Operating income before unallocated corporate expenses	10,914,430	5,256,786	26,517,707	15,852,160
Unallocated corporate expenses	3,106,103	1,886,235	7,589,689	5,745,868
Operating income	$7,808,327	$3,370,551	$18,928,018	$10,106,292

4.	Capitalized Software Development Costs

Consistent with AICPA Statement of Position 98-1, the Company capitalizes the cost of internally generated computer software developed for the Company’s own use. Software development costs of approximately $73,000 and $18,000 were capitalized in the three months ended September 30, 2008 and 2007, respectively, and $187,000 and $58,000 were capitalized in the nine months ended September 30, 2008 and 2007, respectively. Capitalized software development costs are amortized over a three-year period following the initial implementation of the software.

5.	Goodwill and Other Intangible Assets

All goodwill acquired is stated at cost. Subsequent to its acquisitions, the Company conducts the required annual tests for impairment under SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company has completed its most recent annual impairment test required by SFAS No. 142 as of December 31, 2007 and has determined that no impairment exists.

The following is a progression of goodwill by segment for the nine months ended September 30, 2008:

	Visiting	Personal
	Nurse	Care	Total
Balance at December 31, 2007	$38,840,382	$3,826,862	$42,667,244
Apex acquisition	13,333,753	-	13,333,753
Patient Care acquisition	39,836,950	-	39,836,950
Other	1,449,419	-	1,449,419
Balance at September 30, 2008	$93,460,504	$3,826,862	$97,287,366

Intangible assets consist of licenses, provider numbers, non-compete agreements and trade name.  Intangibles are amortized on a straight-line basis over their estimated useful lives.  The cost of licenses and provider numbers is amortized over 15 years, trade name over 5 years and non-compete agreements over the life of the agreement, usually 3 years, beginning after earn out period.  Certificates of need are non-finite lived intangibles and therefore, are not amortized. The Company reviews intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.

Intangible assets were comprised of the following as of September 30, 2008 and December 31, 2007:

	September 30, 2008				December 31, 2007
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
Licenses	$1,125,000	$(84,911)	$1,040,089	$465,000	$(30,333)	$434,667
Provider numbers	3,750,000	(186,667)	3,563,333	1,750,000	(25,278)	1,724,722
Trade name	1,344,202	(106,774)	1,237,428	210,000	(43,333)	166,667
Certificates of need	2,000,000	-	2,000,000	-	-	-
Non-competes	649,836	(87,782)	562,054	162,000	-	162,000
Total intangible assets	$8,869,038	$(466,134)	$8,402,904	$2,587,000	$(98,944)	$2,488,056

Amortization expense recognized on intangible assets was $150,490 and $22,833 for the three months ended September 30, 2008 and 2007, respectively and $367,190 and $68,499 for the nine months ended September 30, 2008 and 2007, respectively.

6.	Revolving Credit Facility

At September 30, 2008 the Company had a $75 million three year senior secured revolving credit facility with JP Morgan Chase Bank, NA, as Administrative Agent, Fifth Third Bank, as Syndication Agent and certain other lenders. The facility consists of a $75 million credit line with a maturity date of July 15, 2011 and an “accordion” feature providing for potential future expansion of the facility to $100 million. This credit facility replaced the Company’s previous $40 million credit facility with JP Morgan Chase Bank, NA. The $75 million credit facility has an interest rate option at either the bank’s prime rate less a margin (ranging from -1.00% to 0.00%, currently 0.50%), or one-month LIBOR plus a margin (ranging from +1.60% to +2.60%) dependent upon total leverage and was secured by substantially all assets and the stock of the Company’s subsidiaries. The Company’s borrowings are currently prime rate based. The weighted average interest rates were 5.50% and 7.43% for the quarters ended September 30, 2008 and 2007, respectively. The Company paid a commitment fee of 0.35% per annum on the unused facility balance. Borrowings are available equal to a multiple of 3.0 times earnings before interest, taxes, depreciation and amortization (“EBITDA”). “EBITDA” may include “Acquired EBITDA” from proforma acquisitions pursuant to a calculation rider, up to 50% of “Adjusted EBITDA”, as defined. Borrowings under the facility may have been used for working capital, capital expenditures, acquisitions, development and growth of the business and other corporate purposes. As of September 30, 2008, the formula permitted all $75 million to be used, of which $26.5 million was outstanding. The Company had irrevocable letters of credit, totaling $6.7 million outstanding in connection with its self-insurance programs. Thus, a total of $41.8 million was available for use at September 30, 2008. The Company’s revolving credit facility is subject to various financial covenants. As of September 30, 2008, the Company was in compliance with the covenants. Under the most restrictive of its covenants, the Company is required to maintain minimum net worth of at least $38.5 million.

7.	Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 requires companies to determine fair value based on the price that would be received to sell the asset or paid to transfer the liability to a market participant. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. The provisions of SFAS 157 were effective as of January 1, 2008; however, FASB Staff Position No. 157-2 defers the effective date for certain non-financial assets and liabilities not re-measured at fair value on a recurring basis to fiscal years beginning after November 15, 2008 or the first quarter of fiscal 2009.

SFAS 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following categories:

•	Level 1: Quoted market prices in active markets for identical assets or liabilities.
•	Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
•	Level 3: Unobservable inputs that are not corroborated by market data.

As of September 30, 2008, the Company does not have any assets or liabilities carried at fair value that are measured on a recurring basis.

8.	Stock-Based Compensation

Stock option grant date fair values are determined at the date of grant using a Monte Carlo option valuation model with suboptimal exercise behavior. In the quarter ended March 31, 2008, 70,000 options were issued at a strike price of $22.18 (fair market value on the date of grant) to directors and employees and will vest over four years with an expiration date of March 6, 2018. In the quarter ended June 30, 2008, 14,500 options were issued at a strike price of $24.94 (fair market value on the date of grant) to employees and will vest over four years with an expiration date of June 17, 2018. In the quarter ended September 30, 2008, 2,000 options were issued at a strike price of $44.00 (fair market value on the date of grant) to employees and will vest over four years with an expiration date of August 11, 2018.

Changes in option shares outstanding are summarized as follows:

	Shares	Wtd. Avg Ex. Price
December 31, 2007	317,014	$11.87

Granted	86,500	23.43
Exercised	(10,875)	(5.50)
Terminated	(14,000)	(19.60)
September 30, 2008	378,639	$14.41

In addition, in the nine months ended September 30, 2008, the Company awarded 36,250 restricted shares of Common Stock with a value of $547,100 to certain employees pursuant to the Company’s 2007 Stock and Incentive Compensation Plan. These awards provide for “cliff” vesting upon the third anniversary of date of grant.

9.	Earnings Per Common Share

There were no adjustments required to be made to net income for purposes of computing basic and diluted earnings per common share. A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted earnings per common share is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Shares used to compute basic earnings per common share –weighted average shares outstanding	8,137,326	5,434,954	7,111,182	5,412,407
Dilutive effect of stock options	220,006	179,388	187,536	190,510
Shares used to compute diluted earnings per common share	8,357,332	5,614,342	7,298,718	5,602,917

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

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against the Company by various claimants. The claims are in various stages of processing and some may ultimately be brought to trial. The Company is aware of incidents that have occurred through September 30, 2008 that may result in the assertion of additional claims. The Company currently carries professional and general liability insurance coverage for this exposure with no deductible. Prior to April 1, 2007 the Company carried coverage with a deductible per claim of $500,000.

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

12.       Acquisitions

On March 26, 2008, the Company acquired the fixed assets of all the home health agencies owned by Apex Home Healthcare Services, LLC (“Apex Home Healthcare”), the assets of the healthcare rehabilitation business owned by Apex Health and Rehab Center LLC, the assets of the healthcare staffing business owned by Apex Healthcare Solutions, LLC and the assets of the home care physician practice owned by Apex House Call Doctors, LLC for a purchase price of $16.1 million, consisting of $12.1 million in cash, two promissory notes totaling $3 million plus $1 million in value (i.e. 47,619 shares) of Almost Family, Inc. common stock (restricted). The cash portion of the transaction was funded from borrowings available on the Company’s senior credit facility with JP Morgan Chase Bank, NA.

The following table summarizes the approximate estimated fair values of the assets acquired and liabilities assumed of the Apex Home Healthcare acquisition on March 26, 2008.

Accounts receivable - net	$2,481,000
Property, plant & equipment	516,000
Other assets	50,000
Goodwill	12,755,000
Other intangibles	444,000
Assets acquired	16,246,000
Liabilities assumed	(151,000)
Net assets acquired	$16,095,000

On August 1, 2008, the Company acquired the stock of Patient Care, Inc. (“Patient Care”). Patient Care and its subsidiaries own and operate eight Medicare-certified home health agency locations in New Jersey, Connecticut, and Pennsylvania. In 2007, Patient Care’s annual revenues were approximately $47.8 million.

The total purchase price for the stock was $45.2 million in cash, reduced by a working capital adjustment of $4.5 million for a net purchase price of $40.8 million. The Company also provided an insurer of Patient Care a $4.5 million letter of credit as collateral for its large-deductible workers compensation exposure. The cash portion of the transaction paid at closing plus the letter of credit was funded from the Company’s existing cash and borrowings available on the Company’s senior credit facility with JP Morgan Chase Bank, NA.

The following table summarizes the approximate estimated fair values of the assets acquired and liabilities assumed of the Patient Care acquisition on August 1, 2008.

Accounts receivable - net	$3,803,000
Property, plant & equipment	1,820,000
Other assets	1,454,000
Goodwill	38,924,000
Other intangibles	4,539,000
Assets acquired	50,540,000
Liabilities assumed	(9,738,000)
Net assets acquired	$40,802,000

The Company is currently in the process of valuing the assets acquired and liabilities assumed for the Apex Home Healthcare and Patient Care acquisitions, to assist it in allocating the purchase price to the individual assets acquired and liabilities assumed. The preliminary allocation of purchase price included in the current period balance sheet is based on the Company’s current best estimate and is subject to revision based on final determination of fair value. The Company has engaged an independent valuation firm to assist with the valuation of Apex Home Healthcare and Patient Care, which is expected to be completed prior to the first anniversary of the acquisitions.

The unaudited pro forma results of operations of the Company as if the Apex Home Healthcare and Patient Care acquisitions had been made at the beginning of 2007 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenues	$62,849,260	$47,871,942	$179,651,080	$147,597,635
Net Income from continuing operations	$4,764,034	$1,974,192	$11,193,676	$10,122,412
Net Income	$4,745,018	$1,904,545	$11,092,529	$9,911,417
Earnings per share from continuing operations
Basic	$0.59	$0.36	$1.57	$1.85
Diluted	$0.57	$0.35	$1.53	$1.79
Earnings per share
Basic	$0.58	$0.35	$1.56	$1.82
Diluted	$0.57	$0.34	$1.52	$1.75

The pro forma information presented above is presented for illustrative purposes only and may not be indicative of the results of operations that would have actually occurred if the transaction described had been completed as of the beginning of 2007. In addition, future results may vary significantly from the results reflected in such information.

13.	Income Taxes

The Company adopted the provisions of FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

The Company’s effective income tax rate from continuing operations for the three month periods ended September 30, 2008 and 2007 was approximately 36.6% and 39.2%, respectively. This effective rate differs from the Federal statutory rate of 35.0% primarily due to state and local taxes, net of Federal benefit of approximately 1.6% in 2008 and 4.2 %in 2007.

The Company’s effective income tax rate from continuing operations for the nine month periods ended September 30, 2008 and 2007 was approximately 38.5% and 39.2%, respectively. This effective rate differs from the Federal statutory rate of 35.0% primarily due to state and local taxes, net of Federal benefit of approximately 3.5% in 2008 and 4.2% in 2007.

14.	Discontinued Operations

The Company follows the guidance in SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” and, when appropriate, reclassifies operating units closed, sold, or held for sale out of continuing operations and into discontinued operations for all periods presented. During 2007, the PC segment had three facilities that met the criteria to be reclassified as discontinued operations. During the nine month period ending September 30, 2008, no additional facilities met the criteria to be reclassified as discontinued operations. These facilities have been reclassified in this report for all periods presented. Net revenues from discontinued operations were approximately ($5,000) and $98,000 in the quarters ended September 30, 2008 and 2007, respectively. Net losses from the discontinued operations were approximately $19,000 and $70,000 in the quarters ended September 30, 2008 and 2007, respectively. Net revenues from discontinued operations were approximately ($43,000) and $636,000 in the nine months ended September 30, 2008 and 2007, respectively. Net losses from the discontinued operations were approximately $101,000 and $211,000 in the nine months ended September 30, 2008 and 2007, respectively. Such amounts are included in net loss from discontinued operations in the accompanying financial statements.

15.	Subsequent Events

Subsequent to September 30, 2008, the Company’s stockholders approved a proposal to amend the Certificate of Incorporation to increase the number of authorized shares of common stock from 10,000,000 shares to 25,000,000. The Amendment will have no effect on the par value of the common stock.

ITEM 2. MANAGEMENT’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•	significant deterioration in economic conditions and significant market volatility;
•	effect on liquidity of the Company’s financing arrangements; and
•	changes in estimates and judgments associated with critical accounting policies and estimates.

For a detailed discussion of these and other factors that could cause the Company’s actual results to differ materially from the results contemplated by the forward-looking statements, please refer to Item 1A. “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s annual report on Form 10-K for year ending December 31, 2007 and this Form 10-Q. The reader is encouraged to review these risk factors and filings.

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

The PC segment services are also provided in patients’ homes. These services (generally provided by paraprofessional staff such as home health aides) are generally of a custodial rather than skilled nature. PC revenues are generated on an hourly basis. Approximately 68% of the PC segment revenues are generated from Medicaid and other government programs while the balance is generated from insurance programs and private pay patients.

Certain general and administrative expenses incurred at the corporate level have not been allocated to the segments.

We have service locations in Florida, Kentucky, Connecticut, New Jersey, Ohio, Massachusetts, Alabama, Missouri, Illinois, Pennsylvania, and Indiana (in order of pro forma revenue significance).

RESULTS OF OPERATIONS

Consolidated three months ended September 30,
	2008		2007		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net revenues:
Visiting Nurse	$48,621,039	82.8%	$22,879,921	71.6%	$25,741,118	112.5%
Personal Care	10,084,632	17.2%	9,091,068	28.4%	993,564	10.9%
	$58,705,671	100.0%	$31,970,989	100.0%	$26,734,682	83.6%
Operating income before corporate expenses:
Visiting Nurse	$9,999,970	20.6%	$4,345,349	19.0%	$5,654,621	130.1%
Personal Care	914,460	9.1%	911,438	10.0%	3,022	0.3%
	10,914,430	18.6%	5,256,786	16.4%	5,657,643	107.6%
Corporate expense	3,106,102	5.3%	1,886,235	5.9%	1,219,867	64.7%
Operating income	7,808,327	13.3%	3,370,551	10.5%	4,437,776	131.7%
Interest expense, net	(355,077)	0.6%	(153,480)	0.5%	201,597	131.4%
Income tax expense	(2,729,479)	4.6%	(1,261,360)	3.9%	1,468,119	116.4%
Net income from continuing operations	$4,723,772	8.0%	$1,955,711	6.1%	$2,768,060	141.5%

EBITDA from continuing operations	$8,512,002	14.5%	$3,697,860	11.6%	$4,814,141	130.2%

On a consolidated basis, our third quarter 2008 net service revenues increased about 84% to approximately $59 million compared to $32 million in the third quarter of 2007. Organic revenue growth was approximately $11 million or just over 40% of our growth, while acquisitions provided the balance of the increase at approximately $16 million.

Operating income as a percent of revenue increased to 13.3% in the third quarter of 2008 versus 10.5% in 2007 based on our ability to leverage our existing infrastructure over a larger revenue base. Net income from continuing operations for the third quarter of 2008 was $4.7 million or $0.57 per diluted share compared to $2.0 million or $0.35 per diluted share in 2007.

Interest expense was incurred on funds borrowed to finance our acquisitions. Our effective interest rate on our bank credit facility was 5.5% in 2008 and 7.5% in 2007.

The effective income tax rate from continuing operations was approximately 36.6% in 2008 and 39.2% in 2007.

Visiting Nurse (VN) Segment-Three Months

Three months ended September 30,
	2008		2007		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$48,621,039	100.0%	$22,879,921	100.0%	$25,741,118	112.5%
Cost of service revenue	20,267,645	41.7%	9,368,044	40.9%	10,899,601	116.3%
Gross margin	28,353,394	58.3%	13,511,876	59.1%	14,841,518	109.8%
General and administrative expenses:
Salaries and benefits	12,916,821	26.6%	6,560,484	28.7%	6,356,337	96.9%
Other	5,436,603	11.2%	2,606,044	11.4%	2,830,559	108.6%
Total general and administrative expenses	18,353,424	37.7%	9,166,528	40.1%	9,186,896	100.2%
Operating income	$9,999,970	20.6%	$4,345,349	19.0%	$5,654,621	130.1%

Average number of locations	62		46		16	34.8%

All payors:
Patient Months	36,050		18,453		17,597	95.4%
Admissions	10,321		6,951		3,370	48.5%
Billable visits	304,519		145,009		159,510	110.0%

Medicare statistics:
Revenue	$43,371,820	89.2%	$21,012,932	91.8%	$22,358,888	106.4%
Billable visits	261,423		131,710		129,713	98.5%
Admissions	9,475		6,161		3,314	53.8%
Episodes started	14,558		7,972		6,586	82.6%

Revenue per completed episode	$2,926		$2,638		$287	10.9%
Visits per episode	17.4		16.3		1.14	7.0%

Net revenues in the visiting nurse segment for the third quarter of 2008 rose 113% to approximately $49 million. The $26 million increase came from a combination of organic growth of $10 million and from acquired operations of $16 million. Our VN organic growth rate was 44% for the three months ended September 2008. The Patient Care acquisition, completed August 1, 2008 was in the quarter for 2 months and contributed $7.6 million in revenue. Revenue per completed episode increased about 11% over 2007 due to an increase in the acuity level of the patients we served.

Operating income before corporate expense in the VN segment for the third quarter of 2008 increased 130% to $10 million from approximately $4 million in 2007.

Gross margin decreased from 59.1% in 2007 to 58.3% in 2008 due to the effect of flat Medicare reimbursement rates and continuing increases in direct care wages and mileage reimbursement. Total general and administrative expenses as a percent of revenue declined from 40.1% to approximately 37.7% as additional volumes and branches spread general and administrative expenses over a larger revenue base.

Personal Care (PC) Segment-Three Months

Three months ended September 30,
	2008		2007		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$10,084,632	100.0%	$9,091,068	100.0%	$993,564	10.9%
Cost of service revenues	6,861,687	68.0%	6,287,574	69.2%	574,113	9.1%
Gross margin	3,222,945	32.0%	2,803,494	30.8%	419,451	15.0%
General and administrative expenses:
Salaries and benefits	1,388,207	13.8%	1,199,644	13.2%	188,563	15.7%
Other	920,278	9.1%	692,412	7.6%	227,866	32.9%
Total general and administrative expenses	2,308,485	22.9%	1,892,056	20.8%	416,429	22.0%
Operating income	$914,460	9.1%	$911,438	10.0%	$3,022	0.3%

Admissions	883		957		(74)	-7.7%
Patient months of care	11,103		10,517		586	5.6%
Patient days of care	140,021		131,035		8,986	6.9%
Billable hours	560,332		508,829		51,503	10.1%
Revenue per billable hour	$18.00		$17.87		$0.13	0.7%

Net revenues in the personal care segment for the third quarter increased 11% to approximately $10 million from approximately $9 million in the same period of last year based on increased volume, slightly higher pricing and slightly lower direct costs per unit of service. General and administrative expense as a percent of revenue grew primarily due to increases in the provision for uncollectible accounts and general liability insurance. Operating income before corporate expense in the PC segment for the third quarter was $0.9 million in 2008 and 2007.

Consolidated nine months ended September 30,
	2008		2007		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net revenues:
Visiting Nurse	$117,317,206	80.1%	$69,388,234	72.1%	$47,928,972	69.1%
Personal Care	29,115,790	19.9%	26,865,436	27.9%	2,250,354	8.4%
	$146,432,996	100.0%	$96,253,670	100.0%	$50,179,326	52.1%
Operating income before corporate expenses:
Visiting Nurse	$24,037,766	20.5%	$13,226,706	19.1%	$10,811,060	81.7%
Personal Care	2,479,941	8.5%	2,625,454	9.8%	(145,513)	-5.5%
	26,517,707	18.1%	15,852,160	16.5%	10,665,547	67.3%
Corporate expense	7,589,689	5.2%	5,745,868	6.0%	1,843,822	32.1%
Operating income	18,928,018	12.9%	10,106,292	10.5%	8,821,726	87.3%
Interest expense, net	(733,833)	0.5%	(650,408)	0.7%	83,426	12.8%
Income tax expense	(6,996,271)	4.8%	(3,711,412)	3.9%	3,284,859	88.5%
Net income from continuing operations	$11,197,914	7.6%	$5,744,473	6.0%	$5,453,440	94.9%

EBITDA from continuing operations	$20,607,374	14.1%	$11,064,861	11.5%	$9,542,513	86.2%

On a consolidated basis, our 2008 net service revenues increased 52% to approximately $146 million compared to approximately $96 million in 2007. Organic revenue growth was approximately $23 million or just under 47% of our growth, while acquisitions provided the balance of the increase at approximately $27 million.

Operating income for 2008 increased to 12.9% of revenue versus 10.5% in 2007 based on our ability to leverage our existing infrastructure over a larger revenue base. Net income from continuing operations for 2008 was approximately $11 million or $1.53 per diluted share compared to approximately $6 million or $1.03 per diluted share in 2007.

Interest expense was incurred on funds borrowed to finance our acquisitions. Our effective interest rate on our bank credit facility was 5.0% in 2008 and 7.5% in 2007.

The effective income tax rate from continuing operations was approximately 38.5% and 39.2% in 2008 and 2007, respectively.

Visiting Nurse (VN) Segment-Nine Months

Nine months ended September 30,
	2008		2007		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$117,317,206	100.0%	$69,388,234	100.0%	$47,928,972	69.1%
Cost of service revenues	48,451,348	41.3%	28,109,828	40.5%	20,194,687	72.4%
Gross margin	68,865,858	58.7%	41,278,406	59.5%	27,734,285	66.8%
General and administrative expenses:
Salaries and benefits	27,729,484	23.6%	19,800,867	28.5%	7,928,618	40.0%
Other	17,098,608	14.6%	8,250,834	11.9%	8,847,775	107.2%
Total general and administrative expenses	44,828,093	38.2%	28,051,700	40.4%	16,776,392	59.8%
Operating Income	$24,037,766	20.5%	$13,226,706	19.1%	$10,811,060	81.7%

Average Number of Locations	57		47		10	21.3%

All Payors:
Patient Months	90,047		55,594		34,453	62.0%
Admissions	28,131		21,767		6,364	29.2%
Billable Visits	732,654		431,626		$301,028	69.7%

Medicare Statistics:
Revenue	$107,769,437	91.9%	$64,274,490	92.6%	43,494,947	67.7%
Billable Visits	654,539		392,074		262,465	66.9%
Admissions	25,698		19,536		6,162	31.5%
Episodes started	37,397		24,166		13,231	54.7%

Revenue per episode completed	$2,832		$2,613		$219	8.4%
Visits per episode	18.7		17.5		1.1	6.5%

Net revenues in the visiting nurse segment for the nine months of 2008 rose 69% to $117 million. The $48 million increase came from a combination of organic growth of $22 million and from acquired operations of $26 million. Our VN organic growth rate was 31% for the nine months ended September 30, 2008. The Patient Care acquisition, completed August 1, 2008 was in the quarter for 2 months and contributed $7.6 million in revenue. Revenue per completed episode increased about 8% over 2007 due to an increase in the acuity level of the patients we served.

Operating income before corporate expense in the VN segment for the nine months of 2008 increased 82% to $24 million from $13 million in 2007.

Gross margin decreased from 59.5% in 2007 to 58.7% in 2008 due to the effect of flat Medicare reimbursement rates and continuing increases in competitive direct care wages and mileage reimbursement. Total general and administrative expenses as a percent of revenue declined from 40.4% to 38.2% as additional volumes and branches spread general and administrative expenses over a larger revenue base.

Personal Care (PC) Segment-Nine Months

Nine months ended September 30,
	2008		2007	Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$29,115,790	100.0%	$26,865,436	100.0%	$2,250,354	8.4%
Cost of service revenues	20,080,489	69.0%	18,525,012	69.0%	1,555,477	8.4%
Gross margin	9,035,301	31.0%	8,340,425	31.0%	694,876	8.3%
General and administrative expenses:
Salaries and benefits	4,036,815	13.9%	3,809,155	14.2%	227,660	6.0%
Other	2,518,545	8.7%	1,905,816	7.1%	612,729	32.2%
Total general and administrative expenses:	6,555,360	22.5%	5,714,971	21.3%	840,389	14.7%
Operating Income	$2,479,941	8.5%	$2,625,454	9.8%	$(145,512)	-5.5%

Admissions	2,801		2,775		26	0.9%
Patient Months of Care	33,163		31,376		1,787	5.7%
Patient Days of Care	416,670		392,315		24,355	6.2%
Billable Hours	1,645,112		1,523,883		121,229	8.0%
Revenue per Billable Hour	$17.70		$17.63		$0.07	0.4%

Net revenues in the personal care segment for the nine months increased just over 8% to $29 million from $27 million in the same period of last year on increased volume and relatively flat pricing. PC operating income for the nine months was about $2.5 million versus $2.6 million in the corresponding period of last year. This decrease was the result of incremental bad debt expense and increased workers compensation and general liability insurance expense.

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

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against us by various claimants. The claims are in various stages of processing and some may ultimately be brought to trial. We are aware of incidents that have occurred through September 30, 2008 that may result in the assertion of additional claims. We currently carry professional and general liability insurance coverage for this exposure with no deductible.

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

Liquidity and Capital Resources

Revolving Credit Facility

At September 30, 2008 we had a $75 million three year senior secured revolving credit facility with JP Morgan Chase Bank, NA, as Administrative Agent, Fifth Third Bank, as Syndication Agent and certain other lenders. The facility consists of a $75 million credit line with a maturity date of July 15, 2011 and an “accordion” feature providing for potential future expansion of the facility to $100 million. This credit facility replaced our previous $40 million credit facility with JP Morgan Chase Bank, NA. The credit facility has an interest rate option at either the bank’s prime rate less a margin (ranging from -1.00% to 0.00%, currently 0.50%), or one-month LIBOR plus a margin (ranging from +1.60% to +2.60%) dependent upon total leverage and was secured by substantially all assets and the stock of our subsidiaries. Our borrowings are currently prime rate based. The weighted average interest rates were 5.50% and 7.43% for the quarters ended September 30, 2008 and 2007, respectively. We paid a commitment fee of 0.35% per annum on the unused facility balance. Borrowings were available equal to a multiple of 3.0 times earnings before interest, taxes, depreciation and amortization (“EBITDA”). EBITDA may include “Acquired EBITDA” from proforma acquisitions pursuant to a calculation rider, up to 50% of “Adjusted EBITDA”, as defined. Borrowings under the facility may have been used for working capital, capital expenditures, acquisitions, development and growth of the business and other corporate purposes. As of September 30, 2008, the formula permitted approximately $75.0 million to be used, of which $26.5 million was outstanding. We had irrevocable letters of credit, totaling $6.7 million outstanding in connection with its self-insurance programs. Thus, a total of $41.8 million was available for use at September 30, 2008. Our revolving credit facility is subject to various financial covenants. As of September 30, 2008, we were in compliance with the covenants. Under the most restrictive of its covenants, we are required to maintain minimum net worth of at least $38.5 million.

We believe that this facility will be sufficient to fund our operating needs for at least the next year. We will continue to evaluate additional capital, including possible debt and equity investments in the Company, to support a more rapid development of the business than would be possible with internal funds.

Cash Flows

Key elements to the Consolidated Statements of Cash Flows for the nine months ending September 30, 2008 and 2007 were:

Net Change in Cash and Cash Equivalents	2008	2007
Provided by (used in):
Operating activities	$3,722,114	$6,304,391
Investing activities	(59,215,491)	(1,046,799)
Financing activities	55,856,673	(8,580,487)
Discontinued operations activities	(101,147)	(210,995)
Net increase (decrease) in cash and cash equivalents	$262,149	$(3,533,890)

2008

Net cash provided by operating activities resulted principally from current period income, net of changes in accounts receivable, accounts payable and accrued expenses. Accounts receivable days revenues outstanding were 51 at September 30, 2008 and 44 at December 31, 2007. On a pro forma basis, as if the Patient Care acquisition had been completed on July 1, 2008, our accounts receivable days revenues outstanding were 48 at September 30, 2008. The cash used in investing activities is primarily due to the Apex Home Healthcare acquisition completed in March 2008 and the Patient Care acquisition in August 2008. Net cash provided by financing activities resulted primarily from the $41.8 million stock offering in April 2008 and $14.1 million of additional borrowings on our credit facility.

2007

Net cash provided by operating activities resulted principally from current period income, net of changes in accounts receivable, accounts payable and accrued expenses. Accounts receivable days revenues outstanding were 42 at September 30, 2007, and 45 at December 31, 2006. The cash used in investing activities is primarily due to an acquisition completed in January 2007. Net cash used in financing activities resulted primarily from stock option exercises, the payment of a note payable from a 2005 acquisition and a $4.4 million reduction of the amount outstanding on our revolving credit facility funded by free cash flow from operations. Our stock option plans permit optionees to have option shares withheld on exercises in lieu of submitting to us the amount necessary for income tax withholdings. Such withholding of shares in lieu of taxes is shown in the cash flow statement as a repurchase of shares in the amount of $3.8 million. We receive a current tax deduction for compensation expense subject to IRS limits. Such deductions related to stock option exercises in the first nine months of 2007 are shown in the cash flow statement as a cash inflow of approximately of $704,000.

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

Medicare Reimbursement Regulations for 2009

In October 2008 the Centers for Medicare & Medicaid Services (“CMS”) published regulations specifying Medicare home health reimbursement rates for 2009. As we expected Medicare rates for 2009 include a market basket update of 2.9% less a 2.75% “case mix creep” adjustment. Accordingly, 2009 Medicare rates are not expected to be materially different from 2008 rates.

Impact of Inflation

Management does not believe that inflation has had a material effect on income during the past several years.

Non-GAAP Financial Measure

The information provided in the some of the tables use certain non-GAAP financial measures as defined under Securities and Exchange Commission (“SEC”) rules. In accordance with SEC rules, the Company has provided, in the supplemental information below, a reconciliation of those measures to the most directly comparable GAAP measures.

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

The following table sets forth a reconciliation of Net Income from Continuing Operations -- As Adjusted to EBITDA:

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2008	2007	2008	2007
Net income from continuing operations	$4,723,772	$1,955,711	$11,197,914	$5,744,473

Add back:
Interest expense	355,077	153,480	733,833	650,408
Income tax expense	2,729,479	1,261,360	6,996,271	3,711,412
Depreciation and amortization	509,545	196,812	1,151,895	625,700
Amortization of stock-based compensation	194,130	130,497	527,462	332,868
Earnings before interest, income taxes, depreciation and amortization (EBITDA) from continuing operations	$8,512,002	$3,697,860	$20,607,374	$11,064,861

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Instruments

The Company does not use derivative instruments.

Market Risk of Financial Instruments

Our primary market risk exposure with regard to financial instruments is to changes in interest rates.

At September 30, 2008, a hypothetical 100 basis point increase in short-term interest rates would result in a decrease of approximately $265,000 in annual pre-tax earnings.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures – As of September 30, 2008, the Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008.

Changes in Internal Control Over Financial Reporting - There were no changes in the Company’s internal control over financial reporting during the third quarter of 2008, that have materially affected, or are reasonably likely to materially affect, Almost Family, Inc.’s internal control over financial reporting.

Commission File No. 1-9848

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Information regarding risk factors appears in our Form 10-K for the year ending December 31, 2007, under the heading “Special Caution Regarding Forward – Looking Statements” and in the Form 10-K Part I, Item 1A. Risk Factors. Except as noted below there have been no material changes from the risk factors previously disclosed in our Form 10-K.

The impact of sustained or significant volatility of the financial markets and deterioration in the global economy may limit our access to financing, and negatively impact our planned objectives for strategic acquisitions and internal growth.

Recently, capital and credit markets have experienced unusual volatility and disruption. This is a result of significant downturns in mortgage banking and housing markets. Financial institutions, including government-sponsored entities and major commercial and investment banks have experienced adverse market conditions and significant losses. This caused many financial institutions to seek additional capital, merge with other such institutions, or become insolvent. With these developments, many financial institutions have reduced or ceased to provide funding to borrowers. Our plan is to finance strategic acquisitions and internal growth with cash flows from operations and borrowings under our existing revolving credit facility; however, we may require additional sources of capital. Continued uncertainty in such financial markets may limit our access to capital with acceptable terms. As a result, this may restrict our ability to achieve planned objectives for strategic acquisitions and internal growth.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The annual meeting of stockholders of Almost Family, Inc. was held on October 13, 2008.

(c)        Certain matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

Proposals and Vote Tabulations

	Votes Cast
Management Proposals	For	Against	Abstain	Broker Non-votes

Approval of the appointment of independent auditors for 2008	6,870,370	25,827	6,077	0
Approval of the amendment of the Restated Certificate of Incorporation to increase the number of authorized shares of common stock	6,639,085	231,323	31,866	0

Election of Directors

Director	Votes Received	Votes Withheld

William B. Yarmuth	6,803,901	98,373
Steven B. Bing	6,722,614	179,660
Donald G. McClinton	6,723,838	178,436
Tyree G. Wilburn	6,517,547	384,727
Jonathan D. Goldberg	6,599,582	302,692
W. Earl Reed, III	6,726,176	176,098
Henry M. Altman, Jr.	6,810,931	91,343

Item 5. Other information

None

Item 6. Exhibits

3.1

Certificate of Amendment to Restated Certificate of Incorporation.

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

ALMOST FAMILY, INC.
Date: November 5, 2008	By /s/ William B. Yarmuth
William B. Yarmuth Chairman of the Board, President & Chief Executive Officer

By /s/ C. Steven Guenthner
C. Steven Guenthner Senior Vice President and Chief Financial Officer