Form 10-K
period 2008-12-31
ALMOST FAMILY INC
filed 2009-03-06
CIK 799231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________to____________
Commission file number 001-09848

ALMOST FAMILY, INC.
(Exact name of Registrant as specified in its charter)

Delaware	06-1153720
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Large accelerated filer ☐                Accelerated filer ☒

Non-accelerated filer ☐Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $189,198,033 based on the last sale price of a share of the common stock as of June 30, 2008 ($26.60), as reported by the NASDAQ Global Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 6, 2009
Common Stock, $.10 par value per share	8,175,473 Shares

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant's Annual Meeting of Stockholders is incorporated by reference in Part III to the extent described therein.

TABLE OF CONTENTS

PART I	4
Item 1. Business	5
Item 1A. Risk Factors	12
Item 1B. Unresolved Staff Comments	21
Item 2. Properties	22
Item 3. Legal Proceedings	22
Item 4. Submission of Matters to a Vote of Security Holders	22
PART II	23
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	23
Item 6. Selected Financial Data	23
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	25
Item 7A. Quantitative and Qualitative Disclosures about Market Risk	39
Item 8. Financial Statements and Supplementary Data	40
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	64
Item 9A. Controls and Procedures	64
Item 9B. Other Information	64
PART III	65
Item 10. Directors, Executive Officers and Corporate Governance	65
Items 11, 12, 13 and 14. Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions; and Director Independence; and Principal Accountant Fees and Services	66
PART IV	67
Item 15. Exhibits and Financial Statement Schedules	67

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

Special Caution Regarding Forward-Looking Statements

Certain statements contained in this annual report on Form 10-K, including, without limitation, statements containing the words "believes," "anticipates," "intends," "expects," "assumes," "trends" and similar expressions, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon the Company’s current plans, expectations and projections about future events. However, such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, the following:

•	general economic and business conditions;
•	demographic changes;
•	changes in, or failure to comply with, existing governmental regulations;
•	legislative proposals for healthcare reform;
•	changes in Medicare and Medicaid reimbursement levels
•	effects of competition in the markets in which the Company operates;
•	liability and other claims asserted against the Company;
•	ability to attract and retain qualified personnel;
•	availability and terms of capital;
•	loss of significant contracts or reduction in revenues associated with major payer sources;
•	ability of customers to pay for services;
•	business disruption due to natural disasters or terrorist acts;
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

We were incorporated in Delaware in 1985. Through a predecessor merged into the Company in 1991, we have been providing health care services, primarily home health care, since 1976. On January 31, 2000, we changed the Company’s name to Almost Family, Inc. from Caretenders ® HealthCorp. We reported approximately $213 million of revenues from continuing operations in the year ended December 31, 2008. Unless otherwise indicated, the financial information included in Part I is for continuing operations.

Website Access to Our Reports

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on our website at www.almostfamily.com as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Also, copies of our annual report will be made available, free of charge, upon written request. Information contained on Almost Family’s website is not part of this annual report on Form 10-K and is not incorporated by reference in this document.

How We Are Currently Organized and Operate

The Company has two reportable segments, Visiting Nurse (VN) and Personal Care (PC). Reportable segments have been identified based upon how management has organized the business by services provided to customers and the criteria in Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information.

Our VN segment provides a comprehensive range of Medicare-certified home health nursing services to patients in need of recuperative care, typically following a period of hospitalization or care in another type of inpatient facility. Our services are often provided to patients in lieu of additional care in other settings, such as long term acute care hospitals, inpatient rehabilitation hospitals or skilled nursing facilities. Our nurses, therapists, medical social workers and home health aides work closely with patients and their families to design and implement an individualized treatment response to a physician-prescribed plan of care. We also offer specialty programs based on local needs, such as our Cardiocare Program, Frail Elderly Care Management, Orthopedic Program, Urology Program, Optimum Balance Program, and Telehealth Monitoring Program. VN Medicare revenues are generated on a per episode basis rather than a fee per visit or hourly basis. Approximately 91% of the VN segment revenues are generated from the Medicare program while the balance is generated from Medicaid and private insurance programs.

Our PC segment provides services in patients' homes on an as-needed, hourly, or live-in basis. These services include personal care, medication management, meal preparation, caregiver respite and homemaking. Our services are often provided to patients who would otherwise be admitted to skilled nursing facilities for long term custodial care. PC revenues are generated on an hourly basis. Approximately 74% of the PC segment revenues are generated from Medicaid and other government programs while the balance is generated from insurance programs and private pay patients.

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

Overview of Our Services

Visiting Nurse Services (VN)

Our Visiting Nurse services consist primarily of the provision of skilled in-home medical services to patients in need of short-term recuperative health care. A majority of our patients receive this care immediately following a period of hospitalization or care in another type of in-patient facility. We operate forty-one (41) Medicare-certified home health agencies with a total of seventy-four (74) locations. In the year ended December 31, 2008, approximately 91% of our visiting nurse segment revenues were derived from the Federal Medicare program.

Our Visiting Nurse segment provides a comprehensive range of Medicare-certified home health nursing services. We also receive payment from Medicaid and private insurance companies. Our professional staff includes registered nurses, licensed practical nurses, physical, speech and occupational therapists, and medical social workers. They monitor medical treatment plans prescribed by physicians. Our professional staff is subject to state licensing requirements in the particular states in which they practice. Para-professional staff members (primarily home health aides) also provide care to these patients.

Our Visiting Nurse segment operations located in Florida normally experience higher admissions during the first quarter and lower admissions during the third quarter than in the other quarters due to seasonal population fluctuations.

Personal Care Services (PC)

Our PC segment services are also provided in patients’ homes. These services (generally provided by para-professional staff such as home health aides) are generally of a custodial rather than skilled nature. PC revenues are generated on an hourly basis. We currently operate twenty-three (23) personal care locations.

As of December 31, 2008, our operating locations were as follows:

	Visiting Nurse	Personal Care
Geographic Clusters	Branches	Branches

Southeast:
Florida	37	7
Alabama	2	1

Northeast
Connecticut	4	6
New Jersey	3	-
Massachusetts	2	1
Pennsylvania	1	-

Midwest
Kentucky	11	4
Ohio	7	4
Missouri	2	-
Illinois	3	-
Indiana	2	-
Total	74	23

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

The following table sets forth our revenues from continuing operations derived from each major class of payor during the indicated periods (by percentage of net revenues):

Payor Group	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Medicare	73.8%	67.4%	56.2%
Medicaid and Other Government Programs	18.4%	23.4%	30.8%
Insurance and private pay	7.8%	9.2%	13.0%

Medicare revenues are earned only in our VN segment where they account for 91% of segment revenues. Historical changes in payment sources are primarily a result of changes in the types of customers we attract.

See “Government Regulation” and “Risk Factors.” We will monitor the effects of such items and may consider modifications to our expansion and development strategy when and if necessary.

Acquisitions

The Company has completed several acquisitions over the past three fiscal years and will continue to acquire other quality providers of Medicare-certified home health services. We may consider acquisitions of businesses that provide health care services similar to those we currently offer in our Personal Care segment but we expect most of our acquisition activity to be focused on Visiting Nurse operations.

Factors which may affect future acquisition decisions include, but are not limited to, the quality and potential profitability of the business under consideration, and our profitability and ability to finance the transaction.

Acquisitions During 2008

During 2008 the Company acquired 11 visiting nurse branch locations. These operations added to our market presence in Florida, Connecticut and Ohio and gave us market presence in New Jersey and Pennsylvania.

On November 26, 2008, the Company acquired the Kentucky Certificate of Need and home health license of the Medicare-certified health agency formerly operated by Hardin Memorial Hospital.

On November 14, 2008, the Company acquired the assets of the Medicare-certified home health agency owned by Fairfield Medical Center in Ohio. The agency generated approximately $1.2 million of Medicare revenues in 2007.

On August 1, 2008, the Company acquired the stock of Patient Care, Inc. (“Patient Care”). Patient Care and its subsidiaries own and operate eight Medicare-certified home health agency locations in New Jersey, Connecticut, and Pennsylvania. In 2007, Patient Care’s annual revenues were approximately $47.8 million. The total purchase price for the stock was $45.2 million in cash, reduced by a working capital adjustment of $4.4 million for a net purchase price of $40.8 million. The Company also provided an insurer of Patient Care a $4.7 million letter of credit as collateral for its large-deductible workers compensation exposure. The cash portion of the transaction paid at closing plus the letter of credit was funded from the Company’s existing cash and borrowings available on the Company’s senior credit facility with JP Morgan Chase Bank, NA.

On March 26, 2008, the Company acquired the fixed assets of all the home health agencies owned by Apex Home Healthcare Services, LLC (“Apex Home Healthcare”), the assets of the healthcare rehabilitation business owned by Apex Health and Rehab Center LLC, the assets of the healthcare staffing business owned by Apex Healthcare Solutions, LLC and the assets of the home care physician practice owned by Apex House Call Doctors, LLC for a purchase price of $16.1 million, consisting of $12.1 million in cash, two promissory notes totaling $3 million plus $1 million in value of Almost Family common stock (47,619 shares-restricted). The cash portion of the transaction was funded from borrowings available on the Company’s senior credit facility with JP Morgan Chase Bank, NA. Apex’s annual revenues were approximately $16.2 million in 2007.

Acquisitions During 2007

During 2007 the Company acquired 5 visiting nurse branch locations. These operations added to our market presence in Florida.

On October 26, 2007 the Company acquired the assets of all the Medicare-certified home health agencies owned and operated by Quality of Life Holdings, Inc. (Quality of Life) for an initial purchase price of $10 million, consisting of $8 million cash, and $2 million (or approximately 101,000 shares) of Almost Family common stock (restricted). The purchase price provided for possible additional consideration upon achievement of certain development targets which have not been met. The cash portion of the transaction paid at closing was funded from borrowings available on the Company’s senior credit facility. The acquired operations generated net revenues of approximately $8.6 million in the year ended December 31, 2006.

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

Competition, Marketing and Customers

The visiting nurse industry is highly competitive and fragmented. Competitors include larger publicly held companies such as Gentiva Health Services, Inc. (NasdaqGS: GTIV), LHC Group, Inc. (NasdaqGS: LHCG) and Amedisys, Inc. (NasdaqGS: AMED), numerous privately held multi-site home care companies, privately held single-site agencies and a significant number of hospital-based agencies. Competition for customers at the local market level is very fragmented and market specific. Generally, each local market has its own competitive profile and no one competitor has significant market share across all our markets. To the best of our knowledge, no individual provider has more than 4% share of the national market.

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

The personal care industry is likewise highly competitive and fragmented. Competitors include home health providers, senior adult associations, and the private hiring of caregivers. We market our services primarily through our site managers, and we compete by offering a high quality of care and by helping families identify and access solutions for care.

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

Period	Base episode Payment (1)
January 1, 2005 through December 31, 2006	$2,264
January 1, 2007 through December 31, 2007	$2,339
January 1, 2008 through December 31, 2008	$2,270
January 1, 2009 through December 31, 2009	$2,272

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

In October 2008 the Centers for Medicare & Medicaid Services (“CMS”) published regulations specifying Medicare home health reimbursement rates for 2009. Medicare rates for 2009 include a “market basket update” rate increase of 2.9% less a 2.75% “case mix creep” adjustment. Accordingly, 2009 Medicare rates are not materially different from 2008.

Refer to the “Risk Factors” below, the “Notes to the Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

Medicaid Reimbursement

As shown in “Compensation for Services” above, approximately 18% of our 2008 revenues were derived from state Medicaid and Other Government Programs, many of which periodically face significant budget issues. The financial condition of the Medicaid programs in each of the states in which we operate is cyclical and many may be expected from time to time to take actions or evaluate taking actions to control the rate of growth of Medicaid expenditures. Among these actions are the following:

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

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against us by various claimants. The claims are in various stages of processing and some may ultimately be brought to trial. We are aware of incidents that have occurred through December 31, 2008 that may result in the assertion of additional claims. We currently carry professional and general liability insurance coverage for this exposure with no deductible.

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

Employees and Labor Relations

As of December 31, 2008 we had approximately 5,700 employees. None of our employees are represented by a labor organization. We believe our relationship with our employees is satisfactory.

ITEM 1A. RISK FACTORS

Described below and elsewhere in this report are risks, uncertainties and other factors that can adversely affect our business, results of operations, cash flow, liquidity or financial condition. Investing in our common stock involves a degree of risk. You should consider carefully the following risks, as well as other information in this filing and the incorporated documents before investing in our common stock.

Risks Related to Our Industry

The current crisis in global credit and financial markets may adversely affect our future results of operations and financial condition, as well as our ability to access credit and capital.

As widely reported, global capital and credit markets have been experiencing extreme disruptions and turmoil in recent months, including the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. This has resulted in severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. There can be no assurance that there will not be further deterioration in credit and financial markets and confidence in economic conditions. While the ultimate outcome of these events cannot be predicted, it may have a material adverse affect on the Company. The current crisis may cause budget deficits or other reductions in reimbursement by Medicare, Medicaid and other third-party payors which may result in decreased revenue growth and a decrease in our profitability. Our contractors and suppliers may also be negatively impacted by these conditions and our ability to provide patient care at a lower cost may diminish and reduce our profitability. The continuing disruption in the credit and capital markets may restrict our access to capital. As a result, our ability to incur additional indebtedness to fund operations and acquisitions may be constrained. If the economic conditions continue to deteriorate or do not improve, our results of operations or financial condition could be materially and adversely affected.

President’s proposed budget for Federal Fiscal Year 2010 may impair our earnings, cash flow and financial condition.

On Thursday February 26, 2009 President Obama released his proposed budget outline for the Federal 2010 fiscal year. Although details have not yet been released, the proposed budget appears to call for a 2.75% reduction in reimbursement rates for Medicare home health services beginning January 1, 2010. Additionally, although it is less clear, the proposed budget may also be calling for an additional 10% reduction in reimbursement rates for Medicare home health services beginning January 1, 2011. The budget is currently in proposed form and Congress has yet to take any action on the proposal. There can be no assurance that the budget will or will not be passed into law. Accordingly, the Company is unable to predict what impact the ultimate Federal budget and resulting Medicare and Medicaid reimbursement might have on our financial condition, our results of operations or the realizability of the carrying amount of our assets, in particular intangible assets including goodwill. We may be unable to take actions to mitigate any of whatever negative reimbursement changes might ultimately be enacted. The reimbursement change ultimately enacted could have a material and adverse effect on our liquidity, results of operations and financial position.

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

For the years ended December 31, 2008, 2007 and 2006, we received 74%, 68% and 56%, respectively, of our revenue from Medicare. Further, the acquisitions completed by us in 2008, 2007 and 2006 substantially increase our dependence on Medicare reimbursement. Reductions in Medicare reimbursement could have an adverse impact on our profitability. Such reductions in payments to us could be caused by:

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

For the year ended December 31, 2008, approximately 6.4%, 5.1% and 4.4% of our revenues were generated from Medicaid reimbursement programs in the states of Connecticut, Ohio and Kentucky, respectively.

Approximately 18% of our 2008 revenues were derived from state Medicaid and other government programs, many of which periodically face significant budget issues. The financial condition of the Medicaid programs in each of the states in which we operate is cyclical and many may be expected from time to time to take actions or evaluate taking actions to control the rate of growth of Medicaid expenditures. Among these actions are the following:

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

At December 31, 2008, we had cash and cash equivalents of approximately $1.3 million and additional borrowing capacity of approximately $44.3 million. Based on our current plan of operations, including acquisitions, we cannot assure you that this amount will be sufficient to support our current growth strategies. We cannot readily predict the timing, size, and success of our acquisition efforts and the associated capital commitments. If we do not have sufficient cash resources, our growth could be limited unless we obtain additional equity or debt financing. In December 2008, we filed a $120.0 million shelf registration statement with the availability for the issuance of any combination of common stock, preferred stock, warrants and debt securities. The registration statement became effective December 12, 2008, and we have not yet issued any securities using the registration statement. At some future point we may elect to issue additional equity securities in conjunction with raising capital or completing an acquisition. We cannot assure you that such issuances will not be dilutive to existing shareholders.

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

We have established reserves for Medicare and Medicaid liabilities that may be payable by us in the future. These liabilities may be subject to audit or further review, and we may owe additional amounts beyond what we expect and have reserved for.

The Company is paid for its services primarily by Federal and state third-party reimbursement programs, commercial insurance companies, and patients. Revenues are recorded at established rates in the period during which the services are rendered. Appropriate allowances to give recognition to third party payment arrangements are recorded when the services are rendered.

Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation. It is common for issues to arise related to: 1) medical coding, particularly with respect to Medicare, 2) patient eligibility, particularly related to Medicaid; and 3) other reasons unrelated to credit risk, all of which may result in adjustments to recorded revenue amounts. Management continuously evaluates the potential for revenue adjustments and when appropriate provides allowances for losses based upon the best available information. There is at least a reasonable possibility that recorded estimates could change by material amounts in the near term.

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

A substantial number of our agencies are located in Florida, increasing our exposure to hurricanes and other natural disasters. The occurrence of natural disasters in the markets in which we operate could not only affect the day-to-day operations of our agencies, but also could disrupt our relationships with patients, employees and referral sources located in the affected areas. In addition, any episode of care that is not completed due to the impact of a natural disaster will generally result in lower revenue for the episode. We cannot assure you that hurricanes or other natural disasters will not have a material adverse impact on our business, financial condition or results of operations in the future.

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

At December 31, 2008, 8,136,723 shares of our common stock were outstanding. In 2007, we established the 2007 Stock and Incentive Compensation Plan for the benefit of employees and directors providing for the issuance of up to 500,000 shares of common stock. In December 2008, we filed a $120.0 million shelf registration statement with the availability for the issuance of any combination of common stock, preferred stock, warrants and debt securities. Moreover, as of December 31, 2008, 748,389 shares of our common stock remained reserved for issuance pursuant to our incentive compensation plans. The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public or the perception that substantial sales could occur. These sales also may make it more difficult for us to sell common stock in the future to raise capital.

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

We have implemented anti-takeover provisions or provisions that could have an anti-takeover effect, including advance notice requirements for director nominations and stockholder proposals. These provisions, and others that the Board of Directors may adopt hereafter, may discourage offers to acquire us and may permit our Board of Directors to choose not to entertain offers to purchase us, even if such offers include a substantial premium to the market price of our stock. Therefore, our stockholders may be deprived of opportunities to profit from a sale of control.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive offices are located in Louisville, Kentucky in approximately 25,000 square feet of space leased from an unaffiliated party.

We have 144 real estate leases ranging from approximately 100 to 25,000 square feet of space in their respective locations. See “Item 1. Business – Operating Segments” and Note 9 to our audited consolidated financial statements. We believe that our facilities are adequate to meet our current needs, and that additional or substitute facilities will be available if needed.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Matters submitted to the shareholders at the annual meeting held on October 13, 2008, have previously been reported at Item 4 in the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2008.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED

STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global stock market under the symbol “AFAM” Set forth below are the high and low sale prices for the common stock for the periods indicated as reported by NASDAQ:

Closing Common Stock Prices

Quarter Ended:	High	Low
March 31, 2007	$ 26.17	$ 18.03
June 30, 2007	$ 24.94	$ 17.29
September 30, 2007	$ 19.53	$ 14.22
December 31, 2007	$ 22.21	$ 17.32
March 31, 2008	$ 22.48	$ 18.67
June 30, 2008	$ 27.07	$ 17.00
September 30, 2008	$ 45.87	$ 25.77
December 31, 2008	$ 51.47	$ 33.11

On March 3, 2009, the last reported sale price for the common stock reported by NASDAQ was $16.49 and there were approximately 375 holders of record of our common stock. No cash dividends have been paid by us during the periods indicated above. We do not presently intend to pay dividends on our common stock and will retain our earnings for future operations and the growth of our business.

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

	Year Ended December 31,
(Dollar amounts in 000's except per share data)	2008	2007	2006	2005	2004
Results of operations data:
Net revenues	$212,600	$132,130	$90,190	$73,567	$63,940
Income (loss) from:
Continuing operations	$16,404	$7,820	$4,466	$3,049	$1,813
Discontinued operations	(111)	(217)	(227)	4,819	(557)
Net income	$16,293	$7,603	$4,239	$7,868	$1,256

Per share: (1)
Basic:
Number of shares (in 000’s)	7,369	5,436	4,854	4,675	4,606
Income (loss) from: Continuing operations	$2.23	$1.44	$0.92	$0.65	$0.39
Discontinued operations	(0.02)	(0.04)	(0.05)	1.03	(0.12)
Net income	$2.21	$1.40	$0.87	$1.68	$0.27

Diluted:
Number of shares (in 000’s)	7,572	5,599	5,327	5,219	5,134
Income (loss) from: Continuing operations	$2.17	$1.40	$0.84	$0.58	$0.35
Discontinued operations	(0.01)	(0.04)	(0.04)	0.93	(0.11)
Net income	$2.16	$1.36	$0.80	$1.51	$0.24

(1) All share and per share information has been adjusted to reflect a 2-for-1 common stock split completed in January 2007.

December 31,
Balance sheet data as of:	2008	2007	2006	2005	2004
Working capital	$6,289	$5,505	$7,163	$10,553	$8,752
Total assets	160,792	67,360	53,395	30,543	25,578
Long-term liabilities	28,686	17,552	13,520	1,568	5,552
Total liabilities	66,009	32,518	25,656	10,408	13,431
Stockholders' equity	94,782	34,842	27,740	20,135	12,147

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company has two reportable segments, Visiting Nurse (VN) and Personal Care (PC). Reportable segments have been identified based upon how management has organized the business by services provided to customers and the criteria in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

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

The execution of our business plan emphasizes our VN operations. Our PC operations will help us maintain a level of diversification of reimbursement risk that we believe is appropriate.

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

President’s Proposed Budget for Federal Fiscal Year 2010

On Thursday February 26, 2009 President Obama released his proposed budget outline for the Federal 2010 fiscal year. Although details have not yet been released, the proposed budget appears to call for a 2.75% reduction in reimbursement rates for Medicare home health services beginning January 1, 2010. Additionally, although it is less clear, the proposed budget may also be calling for an additional 10% reduction in reimbursement rates for Medicare home health services beginning January 1, 2011. The budget is currently in proposed form and Congress has yet to take any action on the proposal. There can be no assurance that the budget will or will not be passed into law. Accordingly, the Company is unable to predict what impact the ultimate Federal budget might have on our financial condition, our results of operations or the realizability of the carrying amount of our assets, in particular intangible assets including goodwill. We may be unable to take actions to mitigate any of whatever negative reimbursement changes might ultimately be enacted. The reimbursement change ultimately enacted could have a material and adverse effect on our liquidity, results of operations and financial position.

It is reasonable to expect that the proposed budget changes, if enacted, might have a more immediate and negative impact on those providers generating lower margins than us, with more leverage relative to earnings than us, with less capital resources than us, or with less ability to adapt their operations. The President’s proposed budget for 2011 appears to align with the 2009 report of the Medicare Payment Advisory Commission (MedPac). MedPac suggests, in connection with its recommendation for a rebasing or recalculation of home health reimbursement rates for 2011 that such change would likely result in some agencies exiting Medicare. Based on this and our own interpretation of the potential implications of the President’s proposed budget we believe that the proposal, if enacted, would likely result in a significant contraction of the number of home health providers. In the event of such a contraction in the number of providers, we believe the surviving providers would likely benefit from a higher rate of admissions growth than would have otherwise occurred. Those providers who wind up serving the dislocated patients previously served by the exiting providers could reasonably expect to earn incremental margins on those patients that may serve to offset a portion of the rate reduction from the Medicare program. However, there can be no assurance that we will be successful in attracting such dislocated patients.

At this point, we are unable to predict what actions Congress may take in passing the budget for 2010. The potential budget for 2011, which would actually be passed some time during 2010 is even less predictable.

We can provide you with no assurance that the ultimate budget and resulting Medicare reimbursement rates will not have a material adverse effect on our liquidity, our results of operation, the realizability of the carrying amounts of our intangible assets including goodwill or our financial condition.

We are currently formulating actions intended to mitigate or otherwise offset some of the negative effects of the proposed reimbursement changes. These actions may include any or all of the following:

•

Increasing our revenues by: investing more resources in sales and marketing activities to drive admission growth, establishing startup branch operations to expand our service territories, and acquisitions of underperforming providers with strong referral relationships,

•

Reducing our costs by: developing a more efficient delivery model, increasing the productivity standards for our staff, limiting or eliminating the growth in wage rates, limiting or reducing the size of our work force, closing unprofitable branch operations and accelerating our efforts to evaluate the use of technology,

•	Potentially other actions we deem appropriate.

Although we will attempt to mitigate or otherwise offset the negative effect of reimbursement changes, there can be no assurance that our actions will ultimately prove successful.

Critical Accounting Policies

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. When more than one accounting principle, or the method of its application, is generally accepted, we select the principle or method that is appropriate in the specific circumstances. Application of these accounting principles requires us to make estimates about the future resolution of existing uncertainties; as a result, actual results could differ from these estimates. We evaluate our estimates, including those related to revenue recognition, collectibility of accounts receivable, insurance reserves, litigation, goodwill, intangibles and contingencies on an on-going basis. We base these estimates on our historical experience and other assumptions that we believe are appropriate under the circumstances. In preparing these financial statements, we have made our best estimates and judgments of the amounts and disclosures included in the financial statements.

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

We report accounts receivable net of estimated allowances for doubtful accounts and adjustments. Accounts receivable consist primarily of amounts due from third-party payors and patients. We evaluate the collectibility of our accounts receivable based on certain factors, such as payor types, historical collection trends and aging categories. We calculate our reserve for bad debts based on the length of time that the receivables are past due. The percentage applied to the receivable balances in the various aging categories is based on historical collection experience, business and economic conditions and reimbursement trends.

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

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against us by various claimants. The claims are in various stages of processing and some may ultimately be brought to trial. We are aware of incidents that have occurred through December 31, 2008 that may result in the assertion of additional claims. We currently carry professional and general liability insurance coverage for this exposure with no deductible.

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

Goodwill and Other Intangible Assets

Intangible assets are stated at fair value at time of acquisition and goodwill represents the excess cost over the fair value of net assets acquired and liabilities assumed. Definite lived intangible assets are amortized on a straight-line basis over the estimated useful life of the asset. Goodwill and indefinite-lived assets are not amortized. We perform impairment tests of goodwill and indefinite lived assets as required by SFAS No. 142, Goodwill and Other Intangible Assets. The impairment analysis requires numerous subjective assumptions and estimates to determine fair value of the respective reporting units as required by SFAS No. 142. We estimate the fair value of the related reporting units using both a discounted cash flow model and a comparison to other publicly traded companies in the home healthcare industry. These models are based on our projections of future revenues and operating costs and are reconciled to our consolidated market capitalization. The cash flow forecasts are adjusted by an appropriate discount rate based on our weighted average cost of capital as well as the weighted average cost of capital of other market participants. As of December 31, 2008, we completed our impairment review and determined that no impairment charge was required. Future Medicare and Medicaid reimbursement rates, admissions, volumes, our liquidity and other factors may have a significant impact on our business and required the recognition of impairment charges in the future.

Accounting for Income Taxes

As of December 31, 2008, we have net deferred tax assets of approximately $3,222,000. The net deferred tax asset is composed of approximately $4,438,000 of current deferred tax assets, approximately $3,576,000 of non-current tax assets and approximately $4,792,000 of long-term deferred tax liabilities. We have provided a valuation allowance against certain deferred tax assets based upon our estimation of realizability of those assets through future taxable income. This valuation allowance was based in large part on our history of generating operating income or losses in individual tax locales and expectations for the future. Our ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, competitive pressures on revenues and margins and legislation and regulation at all levels of government. We have considered the above factors in reaching our conclusion that it is more likely than not that future taxable income will be sufficient to fully utilize the net deferred tax assets (net of the valuation allowance) as of December 31, 2008. However, there can be no assurances that we will meet our expectations of future taxable income.

Seasonality

Our Visiting Nurse segment operations located in Florida normally experience higher admissions during the first quarter and lower admissions during the third quarter than in the other quarters due to seasonal population fluctuations.

RESULTS OF OPERATIONS

Continuing Operations

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007

Consolidated	2008		2007		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues
Visiting nurses	$172,977,478	81.4%	$96,187,044	72.8%	$76,790,434	79.8%
Personal care	39,622,793	18.6%	35,943,012	27.2%	3,679,781	10.2%
	$212,600,271	100.0%	$132,130,056	100.0%	$80,470,215	60.9%

Operating income:
Visiting nurses	$36,644,987	21.2%	$18,382,333	19.1%	$18,262,654	99.3%
Personal care	3,849,180	9.7%	3,444,913	9.6%	404,267	11.7%
	40,494,167	19.0%	21,827,246	16.5%	18,666,921	85.5%
Corporate expense	12,288,183	5.8%	7,897,646	6.0%	4,390,537	55.6%
Operating income	28,205,984	13.3%	13,929,600	10.5%	14,276,384	102.5%
Interest expense	1,147,417	0.5%	836,911	0.6%	310,506	37.1%
Income taxes	10,654,393	5.0%	5,272,149	4.0%	5,382,244	102.1%
Income from continuing operations	$16,404,174	7.7%	$7,820,540	5.9%	$8,583,634	109.8%

EBITDA (1)	$30,223,712		$15,134,311		$15,089,401

Our net revenues increased approximately $80.5 million or 60.9% with 79.8% growth in VN and 10.2% growth in PC. VN revenue growth was driven by acquisitions, admissions growth, and start-up operations. Acquired VN operations contributed approximately $47.4 million of revenue in 2008. Our organic Medicare revenue growth rate in 2008 was 36% compared to 27% in 2007.

Operating income for 2008 increased to 13.3% of revenue versus 10.5% in 2007 based on our ability to leverage our existing infrastructure over a larger revenue base. Income from continuing operations for 2008 was approximately $16.4 million or $2.17 per diluted share compared to approximately $7.8 million or $1.40 per diluted share in 2007 on 35% more shares outstanding.

Interest expense is higher due to increased usage of the revolving line of credit for acquisitions in 2008. The increase was partially offset by lower interest rates. Our effective interest rate on our bank credit facility was 4.9% in 2008 and 7.5% in 2007.

The effective tax rate was approximately 39.4% for the year ended December 31, 2008 and 40.3% in 2007.

(1) See page 37 for discussion of EBITDA.

Visiting Nurse Segment-Year Ended December 31, 2008 and 2007

Approximately 91% of the VN segment revenues were generated from the Medicare program while the balance is generated from Medicaid and private insurance programs. In addition to our focus on operating income from the Visiting Nurse segment, we also measure this segment’s performance in terms of admissions, patient months of care, revenue per patient month and cost of services per patient month.

	2008		2007		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$ 172,977,477	100.0%	$ 96,187,044	100.0%	$ 76,790,433	79.8%
Cost of service revenues	71,899,900	41.6%	39,126,396	40.7%	32,773,504	83.8%
Gross margin	101,077,577	58.4%	57,060,648	59.3%	44,016,929	77.1%
General and administrative expenses:
Salaries and benefits	45,583,516	26.4%	26,795,577	27.9%	18,787,939	70.1%
Other	18,849,074	10.9%	11,882,738	12.4%	6,966,336	58.6%
Total general and administrative expenses	64,432,590	37.2%	38,678,315	40.2%	25,754,275	66.6%
Operating income	$ 36,644,987	21.2%	$ 18,382,333	19.1%	$ 18,262,654	99.3%

Average number of locations	61.8		47.2		14.6	30.9%

All Payors:
Patient Months	130,257		76,678		53,579	69.9%
Admissions	39,666		29,338		10,328	35.2%
Billable Visits	1,077,477		600,913		476,564	79.3%

Medicare Statistics:

Revenue	$ 156,892,495	90.7%	$ 89,142,173	92.7%	$ 67,750,322	76.0%
Billable Visits	952,188		545,732		406,456	74.5%
Admissions	36,195		26,199		9,996	38.2%
Episodes started	53,687		33,169		20,518	61.9%

Revenue per episode completed	$ 3,171		$ 2,911		260	8.9%
Visits per episode	17.3		16.0		1.3	8.1%

Net revenues in the visiting nurse segment for 2008 rose 79.8% to $173.0 million. The $76.8 million increase came from a combination of organic growth of $32.7 million and acquired operations of $44.1 million. VN organic revenue growth rate was 36.0% for 2008. The Patient Care acquisition, completed August 1, 2008, contributed $19.6 million in revenue for the year. Revenue per completed episode increased about 9% over 2007 due to an increase in the acuity level and changes in the geographic mix of the patients we served. The increase in the acuity level of patients served is also reflected in the increase in the average number of visits per episode.

Gross margin decreased from 59.3% in 2007 to 58.4% in 2008 due to the effect of flat Medicare reimbursement rates and continuing increases in direct care wages and mileage reimbursement. Our general and administrative salaries and benefits increased predominantly as a result of the increase in the average number of locations in operation between periods (both de novo and acquisition), increases in wage rates and the addition of segment management staff driven by our focus on the execution of our strategic plan to develop the visiting nurse segment. However, total general and administrative expenses as a percent of revenue declined from 40.2% to approximately 37.2% as additional volumes and branches spread general and administrative expenses over a larger revenue base.

Personal Care (PC) Segment-Year Ended December 31, 2008 and 2007

Approximately 74% of the PC segment revenues were generated from Medicaid and other government programs while the balance is generated from insurance programs and private pay patients.

	2008		2007		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$ 39,622,793	100.0%	$ 35,943,012	100.0%	$ 3,679,781	10.2%
Cost of service revenues	27,059,456	68.3%	24,769,129	68.9%	2,290,327	9.2%
Gross margin	12,563,337	31.7%	11,173,883	31.1%	1,389,454	12.4%
General and administrative expenses:
Salaries and benefits	5,416,030	13.7%	5,013,598	13.9%	402,432	8.0%
Other	3,298,127	8.3%	2,715,372	7.6%	582,755	21.5%
Total general and administrative expenses	8,714,157	22.0%	7,728,970	21.5%	985,187	12.7%
Operating income	$ 3,849,180	9.7%	$ 3,444,913	9.6%	$ 404,267	11.7%

Admissions	3,671		3,544		127	3.6%
Patient months of care	44,743		41,916		2,827	6.7%
Patient days of care	558,681		526,540		32,141	6.1%
Billable hours	2,225,213		2,042,226		182,987	9.0%
Revenue per billable hour	$ 17.81		$ 17.60		$ 0.21	1.2%

Net revenues in the personal care segment for 2008 increased just over 10% to $39.6 million from $35.9 million in the same period of last year primarily on increased volume. Volumes increased on 4% admission growth combined with increased utilization of services per patient and a small price increase. A small price increase resulting from changes in the mix of business as well as rate increases from certain state Medicaid programs is also reflected in the 0.6% increase in gross margin percent. General and administrative salaries and benefits as a percent of revenue decreased due to the increase in volumes partially offset by increased workers compensation expenses. Other general and administrative expenses increased primarily due to an increase in bad debt expense. The PC operating income grew 12% for 2008 grew to $3.8 million from $3.4 million in 2007.

Continuing Operations

Year Ended December 31, 2007 Compared with Year Ended December 31, 2006

Consolidated	2007		2006		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues:
Visiting nurses	$96,187,044	72.8%	$55,159,295	61.2%	$41,027,749	74.4%
Personal care	35,943,012	27.2%	35,030,596	38.8%	912,416	2.6%
	$132,130,056	100.0%	$90,189,891	100.0%	$41,940,165	46.5%
Operating income:
Visiting nurses	$18,382,333	19.1%	$8,845,710	16.0%	$9,536,623	107.8%
Personal care	3,444,913	9.6%	4,110,056	11.7%	(665,143)	-16.2%
	21,827,246	16.5%	12,955,766	14.4%	8,871,480	68.5%
Corporate expense	7,897,646	6.0%	5,697,911	6.3%	2,199,735	38.6%
	13,929,600	10.5%	7,257,855	8.0%	6,671,745	91.9%
Interest expense (income)	836,911	0.6%	(54,440)	-0.1%	891,351	NM
Income taxes	5,272,149	4.0%	2,845,758	3.2%	2,426,391	85.3%
Income from continuing operations	$7,820,540	5.9%	$4,466,537	5.0%	$3,354,003	75.1%

EBITDA	$15,134,311		$8,270,581		$6,863,730	83.0%

NM – Not meaningful

Our net revenues increased approximately $41.9 million or 46.5% with 74.4% growth in VN and 2.6% growth in PC. VN revenue growth was driven by acquisitions, admissions growth, and start-up operations. Acquired VN operations contributed approximately $24.9 million of revenue in 2007. The remaining revenue growth came from locations in operation in both periods which in the aggregate grew approximately 26.6% over revenue generated in 2006. PC operating income decreased due to lower gross margins.

Interest expense is significantly higher due to increased usage of the revolving line of credit for acquisitions in 2008.

Corporate expenses increased due to increased incentive provisions, executive compensation, and increased recruiting efforts. In the year ended December 31, 2007 the Company incurred approximately $650,000 of incremental corporate expense to comply with internal control reporting requirements of the Sarbanes Oxley Act.

The effective tax rate for continuing operations is approximately 40.3% for the year ended December 31, 2007 and 38.9% in 2006.

Visiting Nurse Segment-Year Ended December 31, 2007 and 2006

	2007		2006		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$ 96,187,044	100.0%	$ 55,159,295	100.0%	$ 41,027,749	74.4%
Cost of service revenues	39,126,396	40.7%	22,214,672	40.3%	16,911,724	76.1%
Gross margin	57,060,648	59.3%	32,944,623	59.7%	24,116,025	73.3%
General and administrative expenses:
Salaries and benefits	24,000,481	25.0%	16,468,407	29.9%	7,532,074	45.7%
Other	14,677,834	15.3%	7,630,506	13.8%	7,047,328	92.4%
Total general and administrative expenses	38,678,315	40.2%	24,098,913	43.7%	14,579,402	60.5%
Operating income	$ 18,382,333	19.1%	$ 8,845,710	16.0%	$ 9,536,623	107.8%

Average number of locations	47.2		32.7		14.5	44.3%

All Payors:
Patient months	76,678		46,266		30,412	65.7%
Admissions	29,338		18,921		10,417	55.1%
Billable Visits	600,913		359,273		241,640	67.3%

Medicare Statistics:

Revenue	$ 89,120,290	$ 50,654,052	$ 38,466,238	75.9%
Billable Visits	545,732	323,471	222,261	68.7%
Admissions	26,199	16,906	9,293	55.0%
Episodes started	33,169	20,226	12,943	64.0%

Revenue per episode completed	$ 2,911	$ 2,633	$ 278	10.6%
Visits per episode	16.0	15.6	0.4	2.6%

VN revenues grew approximately $41.0 million between years of which 57.8% came from new acquired markets, 14.9% came in markets with in-market acquisitions and 27.3% came from markets with no acquisition impact. This demonstrates both growth through acquisition and improvement of existing markets.

Quality of Life generated $2.3 million of revenue in 2007 in 4 newly acquired markets.

Gross margin remained constant between periods.

Our general and administrative salaries and benefits increased predominantly as a result of the increase in the average number of locations in operation between periods (substantially all of which were acquired), increases in wage rates and the addition of segment management staff driven by our focus on the execution of our strategic plan to develop the visiting nurse segment. As a percent of revenue, these costs declined to 40.2% from 43.7% primarily due to increased volumes (admissions), particularly in markets with no acquisition impact.

Personal Care Segment-Year Ended December 31, 2007 and 2006

	2007		2006		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$ 35,943,012	100.0%	$ 35,030,596	100.0%	$ 912,416	2.6%
Cost of service revenues	24,769,129	68.9%	23,558,522	67.3%	1,210,607	5.1%
Gross margin	11,173,883	31.1%	11,472,074	32.7%	(298,191)	-2.6%
General and administrative expenses:
Salaries and benefits	5,013,598	13.9%	4,842,413	13.8%	171,185	3.5%
Other	2,715,372	7.6%	2,519,605	7.2%	195,768	7.8%
Total general and administrative expenses	7,728,970	21.5%	7,362,018	21.0%	366,953	5.0%
Operating income	$ 3,444,913	9.6%	$ 4,110,056	11.7%	$ (665,144)	-16.2%

Admissions	3,544		3,241		303	9.3%
Patient months of care	41,916		41,477		439	1.1%
Patient days of care	526,540		511,317		15,223	3.0%
Billable hours	2,042,226		2,041,658		568	IM
Revenue per billable hour	$ 17.60		$ 17.16		$ 0.44	2.6%

PC operating income was $3.4 million for the twelve months ended December 2007 compared to $4.1 million for the same period of 2006. Gross margin decreased 1.6% from 32.7% of revenue in 2006 to 31.1% of revenue in 2007 due to increased employee benefit costs, pay rates growing slightly faster than revenue rates and changes in the mix of business toward lower margin markets and disciplines of care. Our volume of business and our business mix was unfavorably impacted by changes in Medicaid programs, particularly in Ohio, which caused a shift of patients away from traditional programs and toward managed care programs which typically pay lower rates and more stringently limit utilization of services per patient.

General and administrative expenses were relatively unchanged between years.

Liquidity and Capital Resources

We believe that a certain amount of debt has an appropriate place in our overall capital structure and it is not our strategy to eliminate all debt financing. We believe that our cash flow from operations and borrowing capacity on our bank credit facility, described below, will be sufficient to cover operating needs, future capital expenditure requirements and scheduled debt payments of miscellaneous small borrowing arrangements and capitalized leases. In addition, it is likely that we will pursue growth from acquisitions, partnerships and other ventures that would be funded from excess cash from operations, credit available under the bank credit agreement and other financing arrangements that are normally available in the marketplace.

Revolving Credit Facility

At December 31, 2008 the Company had a $75 million three year senior secured revolving credit facility with JP Morgan Chase Bank, NA, as Administrative Agent, Fifth Third Bank, as Syndication Agent and certain other lenders. The facility consists of a $75 million credit line with a maturity date of July 15, 2011 and an “accordion” feature providing for potential future expansion of the facility to $100 million. This credit facility replaced the Company’s previous $40 million credit facility with JP Morgan Chase Bank, NA. Borrowings (other than letters of credit) under the credit facility generally bear interest at a rate varying from LIBOR plus 1.6% to LIBOR plus 2.60%, depending on leverage. Borrowings under the Agreement are secured by a first priority perfected security interest in all tangible and intangible assets of the Company, and all existing and future direct and indirect subsidiaries of the Company as guarantors. At December 31, 2008, the Company’s borrowings were currently prime rate based. The weighted average interest rates were 4.86% and 7.31% for the years ended December 31, 2008 and 2007, respectively. The Company pays a commitment fee of

0.35% per annum on the unused facility balance. Borrowings are available equal to a multiple of 3.0 times earnings before interest, taxes, depreciation and amortization (“EBITDA”). “EBITDA” may include “Acquired EBITDA” from proforma acquisitions pursuant to a calculation rider, up to 50% of “Adjusted EBITDA”, as defined. Borrowings under the facility may be used for general corporate purposes, including acquisitions. As of December 31, 2008, the formula permitted all $75 million to be used, of which $24.0 million was outstanding. The Company has irrevocable letters of credit, totaling $6.7 million outstanding in connection with its self-insurance programs. Thus, a total of $44.3 million was available for use at December 31, 2008. The Company’s revolving credit facility is subject to various financial covenants. As of December 31, 2008, the Company was in compliance with the covenants. Under the most restrictive of its covenants, the Company is required to maintain minimum net worth of at least $91.4 million.

The Company believes that this facility will be sufficient to fund its operating needs for at least the next year. The Company will continue to evaluate additional capital, including possible debt and equity investments in the Company, to support a more rapid development of the business than would be possible with internal funds.

Cash Flows

Key elements to the Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006 were as follows:

Net Change in Cash and Cash Equivalents	2008	2007	2006

Provided by (used in):
Operating activities	$ 9,585,746	$ 7,364,086	$ 5,556,213
Investing activities	(61,273,293)	(9,665,893)	(16,379,690)
Financing activities	52,626,794	(1,264,788)	8,757,071
Discontinued operations activities	(111,291)	(85,775)	3,677
Net increase / (decrease) in cash and cash equivalents	$ 827,956	$ (3,652,370)	$ (2,062,729)

2008 Compared to 2007

Net cash provided by operating activities resulted principally from current period income of $16.3 million, net of changes in accounts receivable, accounts payable and accrued expenses. Accounts receivable days revenues outstanding were 48 at December 31, 2008 and 44 at December 31, 2007 primarily due to a longer average length of stay in the VN segment as a result of higher acuity patients that we serve. Cash flows from operating activities were reduced by a $14.3 million increase in accounts receivable. The four day increase in days revenue outstanding accounted for approximately $3 million while the balance of $11 million resulted from organic revenue growth. The increase in accounts payable and prepaid expenses and other current assets was primarily due to our increased volume of business.

The cash used in investing activities is primarily due to the Apex Home Healthcare acquisition ($12.1 million) completed in March 2008 and the Patient Care acquisition ($40.8 million) in August 2008.

Net cash provided by financing activities resulted primarily from the $41.8 million stock offering in April 2008 and $11.6 million of additional borrowings on our credit facility.

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

Net cash used in financing activities resulted primarily from stock option exercises, net repayments of the revolving credit facility and the payment of notes payable from acquisitions in 2005 and 2006. The Company’s stock option plans permit optionees to have option shares withheld on exercises in lieu of taxes which is shown in the cash flow statement as a repurchase of shares in the amount of $3.8 million. The Company receives a current tax deduction for compensation expense subject to IRS limits. Such deductions related to stock option exercises in the March 2007 quarter, are shown in the cash flow statement as a cash inflow of approximately $704,000.

Stock Offering

On April 11, 2008, the Company filed a Prospectus Supplement whereby 2,250,000 shares of common stock were offered for sale at a price of $17.75 per share. In the second quarter 2008, the Company sold 2,512,500 shares in a public offering for net proceeds of $41.8 million after deducting the underwriting discounts and offering expenses. In conjunction with the stock offering, the Company retired all of its outstanding Treasury Stock.

In December 2008, the Company filed a $120.0 million shelf registration statement with the availability for the issuance of any combination of common stock, preferred stock, warrants and debt securities. The registration statement became effective December 12, 2008, and the Company has not yet issued any securities using the registration statement

Medicare Reimbursement

In October 2008 the Centers for Medicare & Medicaid Services (“CMS”) published regulations specifying Medicare home health reimbursement rates for 2009. Medicare rates for 2009 include a “market basket” rate increase update of 2.9% less a 2.75% “case mix creep” adjustment. Accordingly, 2009 Medicare rates are not materially different from 2008 rates.

Medicaid Reimbursement

We have a significant dependence on state Medicaid reimbursement programs. For the year ended December 31, 2008, approximately 6.4%, 5.1%, 4.4%, 1.2%, 0.8%, 0.2%, 0.2% and 0.1% of our revenues were generated from Medicaid reimbursement programs in the states of Connecticut, Ohio, Kentucky, Massachusetts, Florida, Indiana, New Jersey and Alabama, respectively.

Acquisitions

The Company has completed several acquisitions over the past three fiscal years and will continue to actively seek to acquire other quality providers of Medicare-certified home health services like our current Visiting Nurse segment operations. We may consider acquisitions of businesses that provide health care services similar to those we currently offer in our Personal Care segment but we expect most of our acquisition activity to be focused on Visiting Nurse operations.

Factors which may affect future acquisition decisions include, but are not limited to, the quality and potential profitability of the business under consideration, and our profitability and ability to finance the transaction.

Acquisitions During 2008

During 2008 we acquired 11 visiting nurse branch locations. These operations added to our market presence in Florida, Connecticut, Ohio and Kentucky and gave us market presence in New Jersey and Pennsylvania.

We funded these acquisitions by issuing $1.0 million in Almost Family restricted stock, issuing $3.1 million in promissory notes at 6% interest, and using existing cash and our senior credit facility with JP Morgan Chase Bank, NA to make cash payments of $54.3 million and provide a $4.7 million letter of credit as collateral for Patient Care, Inc.’s large-deductible workers compensation exposure.

Acquisitions During 2007

During 2007 the Company acquired 5 visiting nurse branch locations. These operations added to our market presence in Florida.

We funded these acquisitions by issuing $2.0 million in Almost Family restricted stock and using existing cash and our senior credit facility with JP Morgan Chase Bank, NA to make cash payments of $8.6 million.

Contractual Obligations.

The following table provides information about the payment dates of our contractual obligations at December 31, 2008, excluding current liabilities except for the current portion of long-term debt and additional consideration on Mederi acquisition (amounts in thousands):

	2009	2010	2011	2012	2013	Total
Revolving credit facility	$ -	$ -	$ 23,998	$ -	$ -	$ 23,998
Capital lease obligations	602	330	56	-	-	988
Additional consideration on acquisitions	2,825	-	-	-	-	2,825
Notes payable	4,000	3,000	100	-	-	7,100
Operating leases	4,079	3,045	1,759	1,065	601	10,549
Total	$ 11,506	$ 6,375	$ 25,913	$ 1,065	$ 601	$ 45,460

Commitments and Contingencies

Letters of Credit. We have outstanding letters of credit totaling $6.7 million at December 31, 2008, which benefit our third-party insurer/administrators for our self-insurance programs. The amount of such insurance program letters of credit is subject to negotiation annually upon renewal and may vary in the future based upon such negotiation, our historical claims experience and expected future claims. It is reasonable to expect that the amount of the letter of credit will increase in the future, however, we are unable to predict to what degree.

We currently have no obligations related to acquisition agreements. However, we periodically seek acquisition candidates and may reasonably be expected to enter into acquisitions in the future.

General and Professional Liability. Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against us by various claimants. The claims are in various stages of processing and some may ultimately be brought to trial. We also know of incidents that have occurred through December 31, 2008 that may result in the assertion of additional claims. We carry insurance coverage for this exposure with no deductible.

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

Discontinued Operations

We follow the guidance in SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets and, when appropriate, reclassify operating units closed, sold, or held for sale out of continuing operations and into discontinued operations for all periods presented. During 2008, we had no facilities that met the criteria to be reclassified as discontinued operations and during 2007, the PC segment had three facilities and the VN segment had one facility that met the criteria to be reclassified as discontinued operations. For all the years presented in this report, these facilities have been reclassified. Net losses from the discontinued operations were approximately ($111,000), ($217,000) and ($227,000) in the years ended December 31, 2008, 2007 and 2006 respectively, and such amounts are included in net loss from discontinued operations in the accompanying financial statements.

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

The following table sets forth a reconciliation of Continuing Operations Net Income - to EBITDA:

	Year Ended December 31,
	2008	2007	2006
Net income from continuing operations	$ 16,404,174	$ 7,820,540	$ 4,466,537

Add back:
Interest (income) expense	1,147,417	836,911	(54,440)
Income taxes	10,654,393	5,272,149	2,845,758
Depreciation and amortization	1,330,185	842,201	998,594
Amortization of stock based compensation	687,543	362,510	14,132
Earnings before interest, income taxes, depreciation and amortization (EBITDA) from continuing operations	$ 30,223,712	$ 15,134,311	$ 8,270,581

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Derivative Instruments

We do not use derivative instruments.

Market Risk of Financial Instruments

Our primary market risk exposure with regard to financial instruments is to changes in interest rates.

At December 31, 2008, a hypothetical 100 basis point increase in short-term interest rates would result in a reduction of approximately $240,000 in annual pre-tax earnings.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ALMOST FAMILY, INC.AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31,
	2008	2007	2006
Net service revenues	$ 212,600,271	$ 132,130,056	$ 90,189,891
Cost of service revenues	98,959,401	63,874,381	45,788,254
Gross margin	113,640,870	68,255,675	44,401,637
General and administrative expenses:
Salaries and benefits	58,182,889	35,945,657	24,349,496
Other	27,251,997	18,380,418	12,794,286
Total general and administrative expense	85,434,886	54,326,075	37,143,782
Operating income	28,205,984	13,929,600	7,257,855
Interest (income) expense	1,147,417	836,911	(54,440)
Income from continuing operations before income taxes	27,058,567	13,092,689	7,312,295
Income tax expense	(10,654,393)	(5,272,149)	(2,845,758)
Net income from continuing operations	16,404,174	7,820,540	4,466,537

Discontinued operations :
Loss from operations, net of tax benefit of $69,577, $138,148 and $35,906	(111,291)	(216,981)	(227,094)
Net income	$ 16,292,883	$ 7,603,559	$ 4,239,443

Per share amounts-basic: (1)
Average shares outstanding	7,368,968	5,435,615	4,853,535
Income from continuing operations	2.23	1.44	$ 0.92
Loss from discontinued operations	(0.02)	(0.04)	(0.05)
Net income	$ 2.21	$ 1.40	$ 0.87

Per share amounts-diluted: (1)
Average shares outstanding	7,572,333	5,599,476	5,326,997
Income from continuing operations	$ 2.17	$ 1.40	$ 0.84
Loss from discontinued operations	(0.01)	(0.04)	(0.04)
Net income	$ 2.16	$ 1.36	$ 0.80

(1) All share and per share information has been adjusted to reflect a 2-for-1 common stock split completed in January 2007.

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

ALMOST FAMILY, INC.AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31,
ASSETS	2008	2007
CURRENT ASSETS:
Cash and cash equivalents	$ 1,301,178	$ 473,222
Accounts receivable – net	34,760,021	16,965,316
Prepaid expenses and other current assets	3,113,737	1,203,454
Deferred tax assets	4,437,979	1,829,895
TOTAL CURRENT ASSETS	43,612,915	20,471,887

PROPERTY AND EQUIPMENT – NET	4,199,067	1,458,844

GOODWILL	92,170,091	42,667,244

OTHER INTANGIBLE ASSETS	16,715,369	2,488,056

DEFERRED TAX ASSETS	3,576,275	-

OTHER ASSETS	518,317	274,359
	$ 160,792,034	$ 67,360,390

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$ 5,320,763	$ 3,943,555
Accrued liabilities	22,436,430	10,369,346
Current portion - capital leases and notes payable	4,774,249	653,891
Current deferred tax liabilities	4,792,091	-
	37,323,533	14,966,792

LONG-TERM LIABILITIES:
Revolving credit facility	23,998,428	12,386,783
Capital leases	111,002	-
Notes payable	3,100,000	4,000,000
Deferred tax liabilities	-	776,672
Other liabilities	1,476,843	388,230
TOTAL LONG-TERM LIABILITIES	28,686,273	17,551,685
TOTAL LIABILITIES	66,009,806	32,518,477

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.05; authorized 2,000,000 shares; none issued or outstanding	-	-
Common stock, par value $0.10; authorized 25,000,000 and 10,000,000 shares; 8,136,723 and 7,808,819 issued, respectively	813,672	780,882
Treasury stock, at cost, 0 and 2,276,898 shares	-	(8,877,641)
Additional paid-in capital	64,935,673	30,198,671
Retained Earnings	29,032,883	12,740,001
TOTAL STOCKHOLDERS' EQUITY	94,782,228	34,841,913
	$ 160,792,034	$ 67,360,390

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

ALMOST FAMILY, INC.AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (1)

					Additional	Retained	Total
	Common Stock		Treasury Stock		Paid-in	Earnings	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity

Balance, December 31, 2005	7,039,362	$ 703,936	(2,241,022)	$ (8,141,438)	$ 26,675,880	$ 896,998	$ 20,135,376

Options exercised, net of shares surrendered or withheld	118,258	11,826	(4,952)	(58,657)	(542,934)	-	(589,765)
Stock-based compensation	-	-	-	-	14,132	-	14,132
Stock provided in acquisitions	200,000	20,000	-	-	2,962,000	-	2,982,000
Tax benefit from exercise of non-qualified stock options	-	-	-	-	958,618	-	958,618
Net Income	-	-	-	-	-	4,239,443	4,239,443

Balance, December 31, 2006	7,357,620	$ 735,762	(2,245,974)	$ (8,200,095)	$ 30,067,696	$ 5,136,441	$ 27,739,804
Options exercised, net of shares surrendered or withheld	350,232	35,023	(30,924)	(677,546)	(2,925,733)	-	(3,568,256)
Stock-based compensation	-	-	-	-	362,510	-	362,510
Stock provided in acquisitions	100,967	10,097	-	-	1,989,903	-	2,000,000
Tax benefit from exercise of non-qualified stock options	-	-	-	-	704,294	-	704,294
Net Income	-	-	-	-	-	7,603,559	7,603,559

Balance, December 31, 2007	7,808,819	$ 780,882	(2,276,898)	$ (8,877,641)	$ 30,198,671	$ 12,740,001	$ 34,841,911
Options exercised, net of shares surrendered or withheld	10,712	1,071	-	-	51,726	-	52,797
Stock-based compensation	33,971	3,397	-	-	684,146	-	687,543
Stock provided in acquisitions	47,619	4,762	-	-	995,238	-	1,000,000
Stock offering	2,512,500	251,250	-	-	41,569,250	-	41,820,500
Retirement of Treasury Stock	(2,276,898)	(227,690)	2,276,898	8,877,641	(8,649,951)	-	-
Tax benefit from exercise of non-qualified stock options	-	-	-	-	86,594	-	86,594
Net Income	-	-	-	-	-	16,292,883	16,292,883

Balance, December 31, 2008	8,136,723	$ 813,672	-	$ -	$ 64,935,673	$ 29,032,883	$ 94,782,228

(1) All share and related information has been adjusted to reflect a 2-for-1 common stock split completed in January 2007.

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

ALMOST FAMILY, INC.AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$ 16,292,883	$ 7,603,559	$ 4,239,443
Loss on discontinued operations, net of tax	(111,291)	(216,981)	(227,094)
Income from continuing operations	16,404,174	7,820,540	4,466,537
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	1,330,185	842,201	998,594
Interest earned on escrow funds	-	-	6,696
Stock-based compensation	687,543	362,510	14,132
Provision for uncollectible accounts	2,964,561	1,546,284	665,972
Deferred income taxes	1,364,259	911,211	276,242
	22,750,722	11,482,746	6,428,173
Change in certain net assets and liabilities, net of the effects of acquisitions:
(Increase) decrease in:
Accounts receivable	(14,283,621)	(4,785,292)	(1,831,405)
Prepaid expenses and other current assets	(992,557)	(302,908)	117,554
Other assets	(34,369)	(78,804)	(68,706)
Increase (decrease) in:
Accounts payable and accrued expenses	2,145,571	1,048,344	910,597
Net cash provided by operating activities	9,585,746	7,364,086	5,556,213
Cash flows from investing activities:
Capital expenditures	(1,475,905)	(590,839)	(853,118)
Acquisitions, net of cash acquired	(59,797,388)	(9,075,054)	(15,526,572)
Net cash used in investing activities	(61,273,293)	(9,665,893)	(16,379,690)
Cash flows from financing activities:
Net revolving credit facility borrowings (repayments)	11,610,708	3,921,785	8,465,935
Proceeds from stock option exercises	52,797	77,521	154,647
Purchase of common stock in connection with stock options	-	(3,645,776)	-
Tax effect of non-qualified stock option exercises	86,594	704,294	214,207
Stock offering	41,820,500	-	-
Principal payments on capital leases and notes payable	(943,805)	(2,322,612)	(77,718)
Net cash provided by (used in) financing activities	52,626,794	(1,264,788)	8,757,071
Cash flows from discontinued operations:
Operating activities	(111,291)	(351,658)	(997,105)
Investing activities	-	265,883	1,000,782
Financing activities	-	-	-
Net cash used in discontinued operations	(111,291)	(85,775)	3,677

Net increase (decrease) in cash and cash equivalents	827,956	(3,652,370)	(2,062,729)
Cash and cash equivalents at beginning of period	473,222	4,125,592	6,188,321
Cash and cash equivalents at end of period	$ 1,301,178	$ 473,222	$ 4,125,592

Supplemental disclosures of cash flow information:
Cash payment of interest, net of amounts capitalized	$ 871,000	$ 915,000	$ 61,000
Cash payment of taxes	$ 9,308,088	$ 3,176,000	$ 2,872,000

Summary of non-cash investing and financing activities:
Capital expenditures financed under capital leases	$ 967,023	$ -	$ -
Acquisitions funded by notes payable	$ 3,100,000	$ -	$ 5,854,666
Acquisitions funded by stock	$ 1,000,000	$ 2,000,000	$ 2,982,000
Value of stock option shares withheld in lieu of payroll taxes	$ 6,979	$ 3,725,533	$ 744,412

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

ALMOST FAMILY, INC.AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION AND DESCRIPTION OF BUSINESS

The consolidated financial statements include the accounts of Almost Family, Inc. (a Delaware corporation) and its wholly-owned subsidiaries (collectively "Almost Family" or the "Company"). The Company is a leading, regionally focused provider of home health services and has service locations in Florida, Kentucky, Connecticut, New Jersey, Ohio, Massachusetts, Alabama, Missouri, Illinois, Pennsylvania and Indiana (in order of revenue significance).

The Company was incorporated in Delaware in 1985. Through a predecessor that merged into the Company in 1991, we have been providing health care services, primarily home health care, since 1976. On January 31, 2000, we changed the Company’s name to Almost Family, Inc. from Caretenders HealthCorp. All material intercompany transactions and accounts have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Uninsured deposits at December 31, 2008, and 2007 were approximately $271,000 and $360,000, respectively. These amounts have been deposited with national financial institutions.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives. The estimated useful lives of depreciable assets are as follows:

Estimated
Useful Life
In Years
Leasehold improvements	3-10
Medical equipment	2-10
Office and other equipment	3-10
Transportation equipment	3-5
Internally generated software	3

GOODWILL AND OTHER INTANGIBLE ASSETS

The goodwill and indefinite lived intangible assets acquired are stated at cost. Subsequent to its acquisitions, the Company conducts annual reviews for impairment, or more frequently if circumstances indicate impairment may have occurred, under Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. The Company has completed its most recent annual impairment test required by SFAS No. 142 as of December 31, 2008 and has determined that no impairment exists.

Other intangible assets consist of licenses, provider numbers, non-compete agreements, and trade name.  Intangible assets are amortized on a straight-line basis over their estimated useful lives.  For entities acquired in 2008, it was decided that licenses, provider numbers, certificates of need and trade names have indefinite lives and are not amortized. The cost of non-compete agreements are amortized over the life of the agreement, usually 3 years, beginning after earn out period.  The Company reviews intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.

The following table summarizes the activity related to our goodwill and other intangible assets, net for 2008 and 2007:

		Other Intangible Assets, Net
		Certificates	Acquired
		of Need and	Name of	Non-compete
	Goodwill	Licenses	Business	Agreements	Total
Balance at 12-31-06	$30,981,928	$-	$-	$-	$-
Additions	11,942,909	2,215,000	210,000	162,000	2,587,000
Disposals	(257,593)	-	-	-	-
Amortization	-	(55,611)	(43,333)	-	(98,944)
Balance at 12-31-07	42,667,244	2,159,389	166,667	162,000	2,488,056
Additions	49,502,847	5,242,000	8,505,000	669,836	14,416,836
Amortization	-	(11,133)	(21,000)	(157,390)	(189,523)
Balance at 12-31-08	$92,170,091	$7,390,256	$8,650,667	$674,446	$16,715,369

Of total goodwill, $88,343,229 relates the Visiting Nurse segment and $3,826,862 relates to the Personal Care segment. All additions and disposals in 2008 and 2007 pertain to the Visiting Nurse segment.

Amortization expense recognized on intangible assets was $189,523 in 2008, $91,333 in 2007 and $7,611 in 2006.

LONG-LIVED ASSETS

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, specifies circumstances in which certain long-lived assets must be reviewed for impairment. Application of this standard for 2008, 2007, and 2006, has resulted in no impairment.

CAPITALIZATION POLICIES

Maintenance, repairs and minor replacements are charged to expense as incurred. Major renovations and replacements are capitalized to appropriate property and equipment accounts. Upon sale or retirement of property, the cost and related accumulated depreciation are eliminated from the accounts and the related gain or loss is recognized in income.

Consistent with AICPA Statement of Position 98-1, the Company capitalizes the cost of internally developed computer software for the Company’s own use. Software development costs of approximately $30,000, $101,000 and $220,000 were capitalized in the years ended December 31, 2008 and 2007 and 2006, respectively.

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

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against the Company by various claimants. The claims are in various stages of processing and some may ultimately be brought to trial. The Company is aware of incidents that have occurred through December 31, 2008 that may result in the assertion of additional claims. The Company currently carries professional and general liability insurance coverage for this exposure with no deductible. Prior to April 1, 2007 the Company carried coverage with a deductible per claim of $500,000.

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

ACCOUNTING FOR INCOME TAXES

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the Company’s book and tax bases of assets and liabilities and tax carry-forwards using enacted tax rates in effect for the year in which the differences are expected to reverse.

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

Changes in Contractual Allowance Estimates Pertaining to Prior Periods

Approximately 26% of the Company’s revenues are earned on a “fee for service” basis. For all services provided, the Company uses either payor-specific or patient-specific fee schedules for the recording of revenues at the amounts actually expected to be received. Changes in estimates related to prior period contractual allowances decreased revenues by $265,000, $127,000, and $63,000 in the years ended December 31, 2008, 2007 and 2006, respectively.

Approximately 18% of the Company’s 2008 revenues were derived from state Medicaid and other government programs, some of which are currently facing significant budget issues. It is possible that the actions taken by the state Medicaid programs in the future could have a significant unfavorable impact on the Company’s results of operations, financial condition and liquidity.

Revenue and Receivable Concentrations

The following table sets forth the percent of the Company’s revenues generated from Medicare, state Medicaid programs and other payors:

Year Ended December 31,
	2008	2007	2006
Medicare	73.8%	67.4%	56.2%
Medicaid & other government programs:
Connecticut	6.4%	4.9%	6.2%
Ohio	5.1%	8.3%	11.6%
Kentucky	4.4%	6.6%	8.7%
Massachusetts	1.2%	1.6%	2.3%
Florida	0.8%	1.2%	1.6%
Others	0.5%	0.8%	0.4%
Subtotal	18.4%	23.4%	30.8%
All other payors	7.8%	9.2%	13.0%
Total	100.0%	100.0%	100.0%

Concentrations in the Company’s accounts receivable were as follows:

As of December 31, 2008	As of December 31, 2007
	Amount	Percent	Amount	Percent
Medicare	$ 24,393,143	62.7%	$ 9,883,497	49.5%
Medicaid & other government programs:
Connecticut	4,139,891	10.6%	1,426,868	7.1%
Kentucky	1,757,392	4.5%	1,207,882	6.0%
Ohio	1,410,437	3.6%	1,535,701	7.7%
Florida	1,158,503	3.0%	261,067	1.3%
Massachusetts	612,408	1.6%	329,186	1.6%
Others	88,507	0.3%	95,544	0.5%
Subtotal	9,167,138	23.6%	4,856,248	24.3%
All other payors	5,350,082	13.7%	5,231,737	26.2%
Subtotal	38,910,363	100.0%	19,971,482	100.0%
Allowance for uncollectible accounts	(4,150,342)		(3,006,166)
	$ 34,760,021		$ 16,965,316

At December 31, 2008 and 2007, the Company had approximately ($841,000) and ($1,330,000) of net payables outstanding specifically related to filed or estimated cost reports. Of these amounts, approximately ($841,000) and ($1,108,000), respectively, were due to the Kentucky Medicaid program.

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

Payor Mix Concentrations and Related Aging of Accounts Receivable

The approximate breakdown of accounts receivable by payor classification as of December 31, 2008 and 2007 is set forth in the following tables:

As of December 31, 2008:	Percent of Accounts Receivable
Payor	0-90	91-181	181-365	>1 yr	Total
Medicare	46%	10%	7%	-%	63%
Medicaid & Government	18%	4%	2%	-%	24%
Self Pay	2%	-%	1%	-%	3%
Insurance	4%	2%	2%	2%	10%
Total	70%	16%	12%	2%	100%

As of December 31, 2007:	Percent of Accounts Receivable
Payor	0-90	91-181	181-365	>1 yr	Total
Medicare	44%	6%	1%	-1%	50%
Medicaid & Government	20%	4%	4%	-4%	24%
Self Pay	10%	-%	1%	-%	11%
Insurance	6%	3%	4%	2%	15%

Total	80%	13%	10%	-3%	100%

The balance sheet as of December 31, 2008 reflects a 105% increase in net accounts receivable from December 31, 2007 of which 4% of the increase was due to the acquired accounts receivable purchased during the year. The balance sheet as of December 31, 2007 reflects a 33% increase from December 31, 2006 due to acquired accounts receivable purchase over that time frame. Days sales outstanding increased to 48 days at December 31, 2008 from 44 days at December 31, 2007 and 50 days at December 31, 2006.

Allowance for Uncollectible Accounts by Payor Mix and Related Aging

The Company records an estimated allowance for uncollectible accounts by applying estimated bad debt percentages to its accounts receivable aging. The percentages to be applied by payor type are based on the Company’s historical collection and loss experience. The Company’s effective allowances for bad debt were as follows:

As of December 31, 2008:	Percent of Accounts Receivable
Payor	0-90	91-181	181-365	>1 yr	>2 yrs
Medicare	3%	10%	20%	28%	100%
Medicaid & Government	2%	6%	12%	80%	100%
Self Pay	1%	6%	5%	79%	100%
Insurance	2%	9%	32%	99%	100%
Total	2%	9%	20%	96%	100%

As of December 31, 2007:	Percent of Accounts Receivable
Payor	0-90	91-181	181-365	>1 yr	>2 yrs
Medicare	3%	9%	33%	38%	100%
Medicaid & Government	1%	6%	17%	84%	100%
Self Pay	-%	6%	15%	81%	100%
Insurance	3%	12%	30%	99%	100%
Total	2%	8%	24%	90%	100%

The Company’s provision for uncollectible accounts for the years ended December 31, 2008, 2007 and 2006 was approximately $2,965,000, $1,546,000 and $666,000, respectively.

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

Year Ended December 31,
	2008	2007	2006

Basic weighted average outstanding shares	7,368,968	5,435,615	4,853,535
Add-common equivalent shares representing shares issuable upon exercise of dilutive options	203,365	163,861	473,462
Diluted weighted average number of shares at year end	7,572,333	5,599,476	5,326,997

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Refer also to “NET REVENUES” above.

FINANCIAL STATEMENT RECLASSIFICATIONS

Certain prior period amounts and data have been reclassified in the financial statements and related notes in order to conform to the 2008 presentation. Such reclassifications had no effect on previously reported net income.

STOCK-BASED COMPENSATION

Stock options are granted under various stock compensation programs to employees and independent directors. The Company accounts for stock option grants in accordance with SFAS No. 123R, Share-Based Payment, adopted effective January 1, 2006, using the modified prospective method of application, the adoption of which had no significant effect on income from operations, income before taxes, net income, cash flow from operations, cash flow from financing activities and basic and diluted earnings per share.

Under the modified prospective approach, SFAS No. 123R applies to new stock options granted on or after January 1, 2006 as well as grants that were outstanding as of December 31, 2005 including those that are subsequently modified, repurchased or cancelled. Under the modified prospective method, compensation cost recognized in the year ended December 31, 2006 includes compensation cost for all stock options granted prior to, but not yet vested as of December 31, 2006 in accordance with the provisions of SFAS No. 123R. Prior periods were not restated to reflect the impact of adopting the new standard.

NEW ACCOUNTING PRONOUNCEMENTS

In February 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of SFAS No. 115. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 or our first quarter of fiscal 2008. This statement provides companies with the option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. Companies electing to adopt SFAS No. 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The Company has not elected the fair value measurement for any existing financial instruments.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS No. 141R provides guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about its business combinations and its effects. SFAS No. 141R establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, the goodwill acquired and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for acquisitions beginning in our fiscal year beginning January 1, 2009 and earlier application is prohibited. The adoption of this statement is not expected to have a significant impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51. SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements, but separate from the equity of the parent company. The statement further requires that consolidated net income be reported at amounts attributable to the parent and the noncontrolling interest, rather than expensing the income attributable to the minority interest holder. This statement also requires that companies provide sufficient disclosures to clearly identify and distinguish between the interests of the parent company and the interests of the noncontrolling owners, including a disclosure on the face of the consolidated statements for income attributable to the noncontrolling interest holder. This statement is effective for the fiscal years beginning on or after December 15, 2008 or our first quarter of 2009. Early adoption is prohibited. The adoption of this statement is not expected to have a significant impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 became effective in November 2008. The adoption of SFAS No. 162 was not material to the Company’s consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumption used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. This FSP is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP No. 142-3 on its financial statements.

ADVERTISING COSTS

The Company expenses the costs of advertising as incurred. Advertising expense was $258,565, $219,244 and $179,575 for the years ended December 31, 2008, 2007, and 2006, respectively.

DISCONTINUED OPERATIONS

The Company follows the guidance in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and, when appropriate, reclassifies operating units closed, sold, or held for sale out of continuing operations and into discontinued operations for all periods presented.

NOTE 2 - ACCRUED LIABILITIES

Accrued liabilities consist of the following:

As of December 31,
	2008	2007
Wages and employee benefits	$ 9,067,251	$ 4,720,470
Insurance accruals	5,480,704	1,876,207
Accrued taxes	335,880	749,246
Accrued professional fees and other	4,672,732	220,744
Liabilities assumed in QOL acquisition	54,863	1,097,054
Acquisition contingent considerations	2,825,000	1,705,625
	$ 22,436,430	$ 10,369,346

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment, including equipment under capital leases, consist of the following:

As of December 31,
	2008	2007

Leasehold improvements	$ 1,613,170	$ 1,326,440
Medical equipment	514,087	409,743
Computer equipment and software	12,803,406	10,000,152
Office and other equipment	2,474,836	1,792,137
	17,405,499	13,528,472
Less accumulated depreciation	(13,206,432)	(12,069,628)
	$ 4,199,067	$ 1,458,844

Depreciation and amortization expense (including amortization of assets held under capital leases) is recorded in General & Administrative - Other and was $1,330,185, $842,201 and $998,594 for the years ended December 31, 2008, 2007 and 2006, respectively.

NOTE 4 - REVOLVING CREDIT FACILITY

At December 31, 2008 the Company had a $75 million three year senior secured revolving credit facility with JP Morgan Chase Bank, NA, as Administrative Agent, Fifth Third Bank, as Syndication Agent and certain other lenders. The facility consists of a $75 million credit line with a maturity date of July 15, 2011 and an “accordion” feature providing for potential future expansion of the facility to $100 million. This credit facility replaced the Company’s previous $40 million credit facility with JP Morgan Chase Bank, NA. Borrowings (other than letters of credit) under the credit facility generally bear interest at a rate varying from LIBOR plus 1.6% to LIBOR plus 2.60%, depending on leverage. Borrowings under the Agreement are secured by a first priority perfected security interest in all tangible and intangible assets of the Company, and all existing and future direct and indirect subsidiaries of the Company as guarantors. The Company’s borrowings are currently prime rate based. The weighted average interest rates were 4.86% and 7.31% for the years ended December 31, 2008 and 2007, respectively. The Company paid a commitment fee of 0.35% per annum on the unused facility balance. Borrowings are available equal to a multiple of 3.0 times earnings before interest, taxes, depreciation and amortization (“EBITDA”). “EBITDA” may include “Acquired EBITDA” from proforma acquisitions pursuant to a calculation rider, up to 50% of “Adjusted EBITDA”, as defined. Borrowings under the facility may be used for general corporate purposes, including acquisitions. As of December 31, 2008, the formula permitted all $75 million to be used, of which $24.0 million was outstanding. The Company has irrevocable letters of credit, totaling $6.7 million outstanding in connection with its self-insurance programs. Thus, a total of $44.3 million was available for use at December 31, 2008. The Company’s revolving credit facility is subject to various financial covenants. As of December 31, 2008, the Company was in compliance with the covenants. Under the most restrictive of its covenants, the Company is required to maintain minimum net worth of at least $91.4 million.

NOTE 5 – FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist of cash, accounts receivable, payables and debt instruments. The book values of cash, accounts receivable and payables are considered representative of their respective fair values. The fair value of the Company’s debt instruments approximates their carrying values as substantially all of such debt instruments have rates which fluctuate with changes in market rates.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 requires companies to determine fair value based on the price that would be received to sell the asset or paid to transfer the liability to a market participant. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. The provisions of SFAS No. 157 were effective as of January 1, 2008; however, FSP No. 157-2 defers the effective date for all non-financial assets and liabilities not re-measured at fair value on a recurring basis to fiscal years beginning after November 15, 2008 or the first quarter of fiscal 2009. The Company is in the process of assessing the impact of adoption of this statement.

SFAS No. 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following categories:

•	Level 1: Quoted market prices in active markets for identical assets or liabilities.
•	Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
•	Level 3: Unobservable inputs that are not corroborated by market data.

As of December 31, 2008, the Company does not have any assets or liabilities carried at fair value that are measured on a recurring basis.

NOTE 6 - INCOME TAXES

The principal tax carry-forwards and temporary differences were as follows:

	As of December 31,
	2008	2007
Deferred tax assets
Nondeductible reserves and allowances	$ 3,686,586	$ 1,242,528
Insurance accruals	1,902,135	587,266
Net operating loss carry-forwards	5,147,316	743,059
	10,736,037	2,572,853
Valuation allowance	(2,721,783)	(541,609)
	8,014,254	2,031,244
Deferred tax liabilities
Intangibles	(4,487,925)	(726,863)
Accelerated depreciation	(304,166)	(251,156)
Deferred tax liabilities	(4,792,091)	(978,019)
Net deferred tax assets	$ 3,222,163	$ 1,053,305

Deferred tax assets (liabilities) are reflected in the accompanying balance sheets as:
Current assets	4,437,979	1,829,895
Long-term assets	3,576,275	-
Long-term liabilities	(4,792,091)	(776,672)
Net deferred tax assets	$ 3,222,163	$ 1,053,223

The Company has state and local net operating loss carry-forwards of approximately $52.1 million which expire on various dates through 2028.

Provision (benefit) recorded for income taxes consists of the following:

Year Ended December 31,
	2008	2007	2006
Federal – current	$ 7,374,563	$ 3,852,295	$ 2,447,461
State and local - current	1,315,916	854,200	491,674
Deferred	1,963,914	565,654	(123,377)
	$ 10,654,393	$ 5,272,149	$ 2,845,758

Shown in the accompanying statements of income as:
Continuing operations	$ 10,654,393	$ 5,272,149	$ 2,845,758
Discontinued operations	(69,577)	(138,148)	(35,906)
	$ 10,584,816	$ 5,134,001	$ 2,809,852

A reconciliation of the statutory to the effective rate of the Company is as follows:

Year Ended December 31,
	2008	2007	2006
Tax provision using statutory rate	35.0%	34.0%	34.0%
State and local taxes, net of Federal benefit	4.0%	4.9%	5.5%
Valuation allowance	0.0%	1.4%	0.0%
Other, net	0.4%	0.0%	0.2%
Tax provision for continuing operations	39.4%	40.3%	39.7%

The Company has provided a valuation allowance against certain net deferred tax assets based upon management’s estimation of realizability of those assets through future taxable income. This valuation allowance was based in large part on the Company’s history of generating operating income or losses in individual tax locales and expectations for the future. The Company’s ability to generate the expected amounts of taxable income from future operations to realize its recorded net deferred tax assets is dependent upon general economic conditions, competitive pressures on revenues and margins and legislation and regulation at all levels of government. There can be no assurances that the Company will meet its expectations of future taxable income. However, management has considered the above factors in reaching its conclusion that it is more likely than not that future taxable income will be sufficient to realize the net deferred tax assets (net of valuation allowance) as of December 31, 2008.

The Company adopted the provisions of FASB interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FIN 48), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on the Company’s evaluation, it has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The evaluation was performed for the tax years ended December 31, 2004, through 2008. For federal tax purposes, the Company is currently subject to examinations for tax years 2005 and 2007 while for state purposes, tax years 2003 and forward are subject to examination, depending on the specific state rules and regulations. The Internal Revenue Service has completed its examination of the tax year ending December 31, 2006. The tax impact of the 2006 audit assessment including interest was immaterial to the financial statements.

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

NOTE 7 – STOCKHOLDERS' EQUITY

Employee Stock Option Plans

The Company has the following stock option plans:

1.         The Company has a 1993 Stock Option Plan for Non-employee Directors which provided for the granting of options to purchase up to 240,000 shares of the Company’s common stock to directors who are not employees. Each newly elected director or any director who did not possess options to purchase 20,000 shares of the Company’s common stock was automatically granted options to purchase 20,000 shares of common stock under this plan at an exercise price based on the market price as of the date of grant. As of December 31, 2008, all option shares available under this plan have been granted and options for 60,000 shares were outstanding under this plan.

2.         The Company has a 2000 Employee Stock Option Plan which initially provided for options to purchase up to 1,000,000 shares of the Company’s common stock to key employees, officers and directors. The Board of Directors determines the amount and terms of the options, which cannot exceed ten years. As of December 31, 2008, options for 232,139 shares had been granted and were outstanding under this plan. There are no shares available for future grant.

3.         The Company has a 2007 Stock and Incentive Compensation Plan which provides for stock awards up to 500,000 shares of the Company’s common stock to employees, non-employee directors or independent contractors, with a maximum number of full value restricted share awards up to 200,000. The Board of Directors determines the amount and terms of the options, which cannot exceed ten years. As of December 31, 2008, options for 79,000 shares had been granted and were outstanding under this plan. In addition, 36,250 restricted shares were awarded. Shares available for future grant amounted to 377,250 shares at December 31, 2008.

Changes in option shares outstanding are summarized as follows:

	Shares	Wtd. Avg Ex. Price
December 31, 2005	776,000	$ 1.60

Granted	-	-
Exercised	(123,160)	1.34
Forfeited	(38,780)	1.26
December 31, 2006	614,060	1.83

Granted	187,000	19.50
Exercised	(471,046)	6.31
Forfeited	(13,000)	19.40
December 31, 2007	317,014	$ 11.87

Granted	86,500	23.43
Exercised	(10,875)	5.50
Forfeited	(21,500)	20.82
December 31, 2008	371,139	$ 14.24

The following table details exercisable options and related information:

Year Ended December 31,
	2008	2007	2006

Exercisable at end of year	172,795	186,514	609,060
Weighted average exercise price	$ 6.39	$ 6.54	$ 1.81

Weighted average fair value
of options granted during the year	$ 9.68	$ 8.54	$ -

Beginning in 2007, the fair value of each option award is estimated on the date of grant using the Monte Carlo option valuation model with suboptimal exercise behavior. Prior to 2007, the fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing model. The Monte Carlo model places greater emphasis on market evidence and predicts more realistic results because it considers open form information including volatility, employee exercise behaviors and turnover. The following assumptions were used in determining the fair value of option awards:

Grant date	Equivalent interest rate	Equivalent volatility	Implied expected lives	Expected lives
February, 2007	4.80%	44.79%	3.5 years	7.4 years
March, 2008	3.14%	45.08%	3.3 years	5.9 years
June, 2008	3.87%	45.08%	3.3 years	5.9 years
August, 2008	3.62%	45.10%	3.5 years	5.9 years

The following table summarizes information about stock options outstanding at December 31, 2008:

Options Outstanding				Options Exercisable
	Outstanding	Wtd. Avg.		Exercisable
Range of	As of	Remaining	Wt. Avg.	As of	Wt. Avg.
Ex. Price	December 31, 2008	Contractual Life	Ex. Price	December 31, 2008	Ex. Price

$1.31-2.50	113,014	1.98	$ 2.06	113,014	$ 2.06
$2.51 - 3.00	-	0.00	$ 0.00	-	$ 0.00
Over $3.00	258,125	6.99	$ 19.57	59,781	$ 14.57
$1.31 – $44.00	371,139	3.72	$ 14.24	172,795	$ 6.39

Directors Deferred Compensation Plan

The Company has a Non-Employee Directors Deferred Compensation Plan which allows Directors to elect to receive fees for Board services in the form of shares of the Company’s common stock. The Plan authorized 200,000 shares for such use. As of December 31, 2008, 92,131 shares have been allocated in deferred accounts, 35,262 have been issued to previous Directors and 72,607 remain available for future allocation. Allocated shares are to be issued to Directors when they cease to be Directors or upon a change in control. Directors’ fees are expensed as incurred whether paid in cash or deferred into the Plan.

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

The Company’s retirement plan expense was approximately $162,000, $193,000 and $109,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain real estate, office space, and equipment under non-cancelable operating leases expiring at various dates through 2012 and which contain various renewal and escalation clauses. Rent expense amounted to $5,054,028, $3,221,208 and $2,374,379 for years ended December 31, 2008, 2007 and 2006, respectively. At December 31, 2008 the minimum rental payments under these leases were as follows:

2009	$4,079,161
2010	3,044,672
2011	1,758,566
2012	1,065,456
2013	600,623
Total	$10,548,478

Capital Leases and Term Debt

The Company has certain assets, primarily computer equipment, under capital leases. The leases include interest of approximately 10.4% per annum. Capital leases have a term life of three (3) years. Assets held under capital lease are carried at cost of approximately $967,000 with accumulated depreciation of approximately $156,000 as of December 31, 2008.

The Company has five unsecured notes payable totaling $7.1 million to sellers bearing interest at 6% per annum at May 2009, March 2010 and November 2011.

Future minimum lease payments and principal and interest payments on the term debt are as follows:

Year Ending December 31,	Capital Leases	Acquisition Notes Payable	Total
2009	$601,541	$4,000,000	$4,601,541
2010	330,646	3,000,000	3,330,646
2011	55,917	100,000	155,917
2012	-	-	-
2013	-	-	-
	988,104	7,100,000	8,088,104
Less: amount representing Interest	(102,852)	-	(102,852)
Present value of minimum lease/principal payments	885,252	7,100,000	7,985,252
Less: current portion	774,250	4,000,000	4,774,250
	$111,002	$3,100,000	$3,211,002

Legal Proceedings

The Company is currently, and from time to time, subject to claims and suits arising in the ordinary course of its business, including claims for damages for personal injuries. In the opinion of management, the ultimate resolution of any of these pending claims and legal proceedings will not have a material effect on the Company's financial position or results of operations.

NOTE 10 – STOCK TRANSACTIONS

During the year ended December 31, 2007, the Company redeemed 30,924 shares of its common stock in conjunction with the exercise of employee stock options and issuance of related stock. These were shares previously outstanding and owned by option holders submitted by them in lieu of the cash exercise price (an aggregate of $(677,545) that would have otherwise been due on option exercise).

The Company did not redeem any shares in 2008.

On April 11, 2008, the Company filed a Prospectus Supplement whereby 2,250,000 shares of common stock were offered for sale at a price of $17.75 per share. In the second quarter, the Company sold 2,512,500 shares in the offering for net proceeds of $41.8 million after deducting the underwriting discounts and offering expenses.

In conjunction with the stock offering, the Company retired all of its outstanding Treasury Stock.

In December 2008, the Company filed a $120.0 million shelf registration statement with the availability for the issuance of any combination of common stock, preferred stock, warrants and debt securities. The registration statement became effective December 12, 2008. To date, no new securities have been issued using the registration statement.

NOTE 11 – SEGMENT DATA

The Company has two reportable segments, Visiting Nurse (VN) and Personal Care (PC). Reportable segments have been identified based upon how management has organized the business by services provided to customers and the criteria in SFAS 131, Disclosures about Segments of an Enterprise and Related Information. The Company does not allocate certain corporate expenses to the reportable segments. These expenses are included in Corporate below. The Company evaluates the performance of its business segments based upon operating income from continuing operations. Intercompany transactions between segments are eliminated.

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

Year Ended December 31,
	2008	2007	2006
Net revenues
Visiting nurses	$ 172,977,478	$ 96,187,044	$ 55,159,295
Personal care	39,622,793	35,943,012	35,030,596
	$ 212,600,271	$ 132,130,056	$ 90,189,891
Operating income (loss)
Visiting nurses	36,644,987	$ 18,382,333	$ 8,845,710
Personal care	3,849,180	3,444,913	4,110,056
Corporate	(12,288,183)	(7,897,646)	(5,697,910)
	$ 28,205,984	$ 13,929,600	$ 7,257,856
Identifiable assets
Visiting nurses	$ 134,876,705	$ 53,600,409	$ 36,741,798
Personal care	15,562,711	9,656,465	9,140,323
Corporate	10,352,618	4,103,516	7,513,372
	$ 160,792,034	$ 67,360,390	$ 53,395,493
Identifiable liabilities
Visiting nurses	$ 15,237,204	$ 14,011,123	$ 17,035,181
Personal care	2,106,146	1,845,604	1,382,060
Corporate	48,666,456	16,661,751	7,238,448
	$ 66,009,806	$ 32,518,477	$ 25,655,689
Capital expenditures
Visiting nurses	$ 597,568	$ 199,663	$ 190,275
Personal care	51,809	32,562	27,605
Corporate	826,528	358,614	635,238
	$ 1,475,905	$ 590,839	$ 853,118
Depreciation and amortization
Visiting nurses	$ 670,670	$ 222,347	$ 173,288
Personal care	21,899	12,987	20,314
Corporate	637,616	606,867	804,992
	$ 1,330,185	$ 842,201	$ 998,594

NOTE 12 – DISCONTINUED OPERATIONS

During 2007, the VN segment had one facility and the PC segment had three facilities that met the criteria to be reclassified as discontinued operations. For all the years presented in this report, these facilities have been reclassified. Net losses from the discontinued operations were approximately $(111,000), ($217,000) and ($227,000) in the years ended December 31, 2008, 2007 and 2006 respectively, and such amounts are included in net loss from discontinued operations in the accompanying financial statements.

NOTE 13 -- ACQUISITIONS

Each of the following acquisitions were completed in order to pursue the Company’s strategy of expanding its visiting nurse operations in the eastern United States by expanding its service base and enhancing its position in certain geographic areas as a leading provider of home health services. The purchase price of each acquisition was determined based on the Company’s analysis of comparable acquisitions and expected cash flows. Goodwill generated from the acquisitions was recognized given the expected contributions of each acquisition to the overall corporate strategy. Each of the acquisitions completed was accounted for as a purchase and are included in the Company’s financial statements from the respective acquisition date. All goodwill generated in the transactions below is expected to be deductible for tax purposes.

Acquisitions During 2008

During 2008 the Company acquired 11 visiting nurse branch locations. These operations added to our market presence in Florida, Connecticut and Ohio and gave us market presence in New Jersey and Pennsylvania.

On November 26, 2008, the Company acquired the Kentucky Certificate of Need and home health license of the Medicare-certified health agency formerly operated by Hardin Memorial Hospital.

On November 14, 2008, the Company acquired the assets of the Medicare-certified home health agency owned by Fairfield Medical Center in Ohio.

On August 1, 2008, the Company acquired the stock of Patient Care, Inc. (“Patient Care”). Patient Care and its subsidiaries own and operate eight Medicare-certified home health agency locations in New Jersey, Connecticut, and Pennsylvania.

The total Patient Care purchase price for the stock was $45.2 million in cash, reduced by a working capital adjustment of $4.5 million for a net purchase price of $40.8 million. The Company also provided an insurer of Patient Care a $4.7 million letter of credit as collateral for its large-deductible workers compensation exposure. The cash portion of the transaction paid at closing plus the letter of credit was funded from the Company’s existing cash and borrowings available on the Company’s senior credit facility with JP Morgan Chase Bank, NA.

The following table summarizes the approximate estimated fair values of the assets acquired and liabilities assumed of the Patient Care acquisition.

Accounts receivable - net	$3,803,000
Property, plant & equipment	1,820,000
Other assets	1,454,000
Goodwill	37,416,000
Other intangibles	8,539,000
Assets acquired	53,032,000
Liabilities assumed	(12,229,000)
Net assets acquired	$40,803,000

On March 26, 2008, the Company acquired the fixed assets of all the home health agencies owned by Apex Home Healthcare Services, LLC (“Apex Home Healthcare”), the assets of the healthcare rehabilitation business owned by Apex Health and Rehab Center LLC, the assets of the healthcare staffing business owned by Apex Healthcare Solutions, LLC and the assets of the home care physician practice owned by Apex House Call Doctors, LLC for a purchase price of $16.1 million, consisting of $12.1 million in cash, two promissory notes totaling $3 million plus $1 million in value of Almost Family, Inc. common stock (47,619 shares-restricted). The cash portion of the transaction was funded from borrowings available on the Company’s senior credit facility with JP Morgan Chase Bank, NA.

The following table summarizes the approximate estimated fair values of the assets acquired and liabilities assumed of the Apex Home Healthcare acquisition.

Accounts receivable - net	$2,481,000
Property, plant & equipment	516,000
Other assets	50,000
Goodwill	10,242,000

Other intangibles	3,535,000
Assets acquired	16,824,000
Liabilities assumed	(729,000)
Net assets acquired	$16,095,000

The Company is currently in the process of valuing the assets acquired and liabilities assumed for the Apex Home Healthcare and Patient Care acquisitions, to allocate the purchase price to the individual assets acquired and liabilities assumed. The preliminary allocation of purchase price included in the current period balance sheet is based on the Company’s current best estimate and is subject to revision based on final determination of fair value.

The unaudited pro forma results of operations of the Company as if the Apex Home Healthcare and Patient Care acquisitions had been made at the beginning of 2007 are as follows:

	Twelve months ended December 31,
	2008	2007
Revenues	$245,783,893	$194,569,805
Net Income from continuing operations	$16,505,173	$4,593,429
Net Income	$16,393,882	$4,376,448
Earnings per share from continuing operations
Basic	$2.24	$0.84
Diluted	$2.22	$0.80
Earnings per share
Basic	$2.18	$0.81
Diluted	$2.16	$0.77

The pro forma information presented above is presented for illustrative purposes only and may not be indicative of the results of operations that would have actually occurred if the transaction described had been completed as of the beginning of 2007. In addition, future results may vary significantly from the results reflected in such information.

Acquisitions During 2007

During 2007 the Company acquired 5 visiting nurse branch locations. These operations added to our market presence in Florida.

On October 26, 2007 the Company acquired the assets of all the Medicare-certified home health agencies owned and operated by Quality of Life Holdings, Inc. (Quality of Life) for an initial purchase price of $10 million, consisting of $8 million cash, and $2 million (or approximately 101,000 shares) of Almost Family common stock (restricted). The purchase price provided for additional consideration upon achievement of certain development targets which have not been met. The cash portion of the transaction paid at closing was funded from borrowings available on the Company’s senior credit facility.

During 2008 the Company finalized its valuation of the assets acquired and liabilities assumed resulting in no significant changes from the original purchase price allocation. The following table summarizes the approximate estimated fair values of the assets acquired and liabilities assumed of the Quality of Life acquisition on October 26, 2007.

Accounts receivable - net	$ 944,000
Property, plant & equipment	67,000
Other Assets	57,000
Goodwill	9,618,000
Other intangibles	1,193,000

Assets acquired	11,879,000
Liabilities assumed	(1,702,000)
Net assets acquired	$10,177,000

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

NOTE 14 - QUARTERLY FINANCIAL DATA— (UNAUDITED)

Summarized quarterly financial data for the years ended December 31, 2008 and 2007 are as follows (in thousands except per share data):

	Year Ended December 31, 2008				Year Ended December 31, 2007
	Dec. 31, 2008	Sept. 30, 2008	June 30, 2008	March 31, 2008	Dec. 31, 2007	Sept. 30, 2007	June 30, 2007	March 31, 2007
Net service revenues	$ 66,167	$ 58,706	$ 48,700	$ 39,027	$ 35,876	$ 31,971	$ 32,510	$ 31,773
Gross margin	35,740	31,576	25,920	20,405	18,637	16,315	16,968	16,336
Income from continuing operations	5,206	4,724	3,899	2,575	2,077	1,956	1,963	1,825
Income (loss) from discontinued operations	(9)	(19)	(39)	(44)	(6)	(70)	17	(159)
Net income	5,197	4,705	3,860	2,531	2,071	1,886	1,981	1,666

Income from continuing operations
Basic	$ 0.64	$ 0.58	$ 0.51	$ 0.46	$ 0.38	$ 0.36	$ 0.36	$ 0.34
Diluted	$ 0.62	$ 0.57	$ 0.50	$ 0.45	$ 0.37	$ 0.35	$ 0.35	$ 0.33

Income (loss) from discontinued operations
Basic	$ 0.00	$ 0.00	$ 0.00	$ (0.01)	$ 0.00	$ (0.01)	$ 0.00	$ (0.03)
Diluted	$ 0.00	$ (0.01)	$ 0.00	$ (0.01)	$ 0.00	$ (0.01)	$ 0.00	$ (0.03)

Net income per share

Basic	$ 0.64	$ 0.58	$ 0.51	$ 0.45	$ 0.38	$ 0.35	$ 0.36	$ 0.31
Diluted	$ 0.62	$ 0.56	$ 0.50	$ 0.44	$ 0.37	$ 0.34	$ 0.35	$ 0.30

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Almost Family, Inc.

We have audited the accompanying consolidated balance sheets of Almost Family, Inc. and subsidiaries as of 31 December 2008 and 2007, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended 31 December 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Almost Family, Inc. and subsidiaries at 31 December 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended 31 December 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Almost Family, Inc. and subsidiaries’ internal control over financial reporting as of 31 December 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated 6 March 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young, LLP

Louisville, Kentucky

6 March 2009

Management’s Report on Internal Control over Financial Reporting

The consolidated financial statements appearing in this Annual Report have been prepared by management that is responsible for their preparation, integrity and fair presentation. The statements have been prepared in accordance with accounting principles generally accepted in the United States, which requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), with the exception of the operations of  Patient Care acquired in August, 2008, as disclosed in Note 13, which altogether constituted approximately 9% and 3% of total and net assets, respectively, as of December 31, 2008 and 9% and 16% of revenues and net income, respectively for the year then ended. Based on that evaluation, our management concluded our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles as of December 31, 2008.

Ernst & Young LLP, an independent registered public accounting firm, has audited and reported on the consolidated financial statements of Almost Family, Inc. and on the effectiveness of our internal control over financial reporting. The reports of Ernst & Young LLP are contained in this Annual Report.

/s/ William B. Yarmuth	/s/ C. Steven Guenthner
William B. Yarmuth	C. Steven Guenthner
President and Chief Executive Officer	Chief Financial Officer
Date: March 6, 2009	March 6, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Almost Family, Inc.

We have audited Almost Family, Inc. and subsidiaries’ internal control of financial reporting as of 31 December 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Almost Family, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of  Patient Care, Inc. which is included in the 2008 consolidated financial statements of Almost Family, Inc. and subsidiaries and constituted 9% and 3% of total and net assets, respectively, as of 31 December 2008 and 9% and 16% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Almost Family, Inc. also did not include an evaluation of the internal control over financial reporting of Patient Care, Inc.

In our opinion, Almost Family, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of 31 December 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Almost Family, Inc. and subsidiaries as of 31 December 2008 and 2007, and the related consolidated statements of income, stockholder’s equity, and cash flows for each of the three years in the period ended 31 December 2008 of Almost Family, Inc. and subsidiaries and our report dated 6 March 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young, LLP

Louisville, Kentucky

6 March 2009

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures – As of December 31, 2008, the Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008.

Internal Control – Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report that provides management’s assessment of our internal control over financial reporting as part of this Annual Report on Form 10-K for the year ended December 31, 2008. Management’s report is included in Item 8 of this report under the caption entitled “Management’s Report on Internal Control Over Financial Reporting,” and is incorporated herein by reference. Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting. This attestation report is included in item 8 of this report under the caption entitled “Report of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting - There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2008, that have materially affected, or are reasonably likely to materially affect, Almost Family, Inc.’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On March 3, 2009, the Compensation Committee of the Board of Directors approved discretionary cash bonuses for 2008 performance to be paid by March 15, 2009, to the executive officers listed below, in the amounts listed beside their names. These discretionary cash bonuses are in addition to those payable to the executive officers pursuant to the Company’s annual cash incentive plan under which the Committee establishes annual financial operating goals for the Company’s key employees, including the following executive officers:  William B. Yarmuth - $102,000; C. Steven Guenthner - $68,000; P. Todd Lyles - $43,000 & Anne T. Liechty - $37,000.

.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is set forth in the Registrant’s definitive proxy statement to be filed with the Commission no later than 120 days after December 31, 2008, except for the information regarding executive officers of the Company. The information required by this Item contained in such definitive proxy statement is incorporated herein by reference.

The following table sets forth certain information with respect to the Company’s executive officers.

Name	Age	Position with the Company
William B. Yarmuth (1)	56	Chairman of the Board President
and Chief Executive Officer
C. Steven Guenthner (2)	48	Senior Vice President and
Chief Financial Officer
P. Todd Lyles (3)	47	Senior Vice President – Administration
Anne T. Liechty (4)	56	Senior Vice President - Operations
Phyllis Montville (5)	60	Senior Vice President – Operations
Cathy Newhouse (6)	47	Senior Vice President – Sales and Clinical
Programs
John B. Walker (7)	50	Vice President - Chief Accounting Officer

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

(6)

Cathy Newhouse became Senior Vice President – Sales and Clinical Programs in 2008 after joining the Company in 2007 as Vice President of Clinical Programs. She has over 25 years experience in home care management focused on business development. Prior experience includes more than 20 years in progressive leadership roles at Gentiva. Her last position there was Vice President of Specialty Programs.

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

Equity Compensation Plans

As of December 31, 2008, shares of common stock authorized for issuance under our equity compensation plans are summarized in the following table. See note 7 to the consolidated financial statements for a description of the plans. The table below is furnished pursuant to item 12.

Plan Category	Shares to Be IssuedUpon Exercise	Weighted-Average Option Exercise Price	Shares Available for Future Grants
Plans approved by shareholders Plans not approved by shareholders	371,139 -	$ 14.24 -	377,250 -

Total	371,139	$ 14.24	377,250

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Page Number
(a)	The following items are filed as part of this report:

1.	Index to Consolidated Financial Statements

Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006	43
Consolidated Balance Sheets – December 31, 2008 and 2007	44

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and

2006	46

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008,

2007 and 2006	45
Notes to Consolidated Financial Statements	47
Report of Independent Registered Public Accounting Firm	66

2.	Index to Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts	77

All other Schedules have been omitted because they are either not required, not applicable or,

the information has otherwise been supplied in the financial statements or notes thereto.

(b)	Exhibits required to be filed by Item 601 of Regulation S-K are set forth below:

Number	Description of Exhibit

3.1

Certificate of Incorporation, as amended, of the Registrant (incorporated by reference to Exhibit No. 3.1 of the Registrant’s Annual Report on Form 10-K for the year ended March 31, 1997 and Exhibit 3.1 of the Registrant’s Quarterly Report Form 10-Q for the quarter ended September 30, 2008)

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

10.10

Fifth Amendment to Loan Documents dated as of December 4, 2007, by and between (i) Almost Family, Inc., (ii) each of the subsidiaries of Almost Family, Inc. that is party to the Amendment, and (iii) JP Morgan Chase Bank, N.A. (successor by merger to Bank One N.A.

10.11+	2007 Stock and Incentive Compensation Plan (incorporated by reference to Appendix A of the Definitive Proxy Statement on Schedule 14A as filed on June 25, 2007).

10.12+	2000 Stock Option Plan (incorporated by reference to the Registrant’s Registration
Statement on Form S-8 Reg. No. 333-88744)

10.13+	Non-Employee Director Deferred Compensation Plan

10.14+	1993 Non-Employee Directors Stock Option Plan (incorporated by reference to the
Registrant’s Registration Statement on Form S-8 Reg. No. 333-881100)

10.15+*	Forms of Stock Option Agreements and Restricted Stock Award Agreement pursuant to
2007 Stock and Incentive Plan

10.16	Stock Purchase Agreement dated as of June 18, 2008 among (i) the Registrant, (ii) PCI
Holding Corp. and (iii) National Home Care, Inc. (solely in its capacity as the Seller
Representative), including executed copies of the following exhibits: (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on form 10-Q for the quarter ended June 30, 2008) (listed omitted attachments and schedules will be furnished
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
Inc.;

(D)	Escrow Agreement dated June 18, 2008 among the Registrant, PCI Holding Corp., National
Home Care, Inc., and JPMorgan Chase Bank, National Association;

(E)	Form of Seller Counsel Opinion Letter; and

(F)	Form of Buyer Counsel Opinion Letter.

10.17	Credit Agreement, dated as of July 15, 2008 among Almost Family, Inc., the lenders party
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

10.18	Asset Purchase Agreement dated as of March 24, 2008 among (i) Caretenders of
Jacksonville, LLC, (ii) Almost Family Inc., (iii) Apex Home Healthcare Services, L.L.C.,
and Apex Health and Rehab Center L.L.C., and (iv) Nancy Ralston, James Spriggs, III,
Robert G. Young, Lorrie Snyder, Joann Sorensen and James Spriggs, Jr., including executed copies of the following documents and exhibits (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)
(listed omitted schedules will be furnished supplementally to the SEC upon request):

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
Inc., and Apex Home Healthcare Services, L.L.C.;

(C)          Stock Pledge Agreement dated as of March 26, 2008 between (i) Almost Family, Inc.; and   (ii) Apex Home Healthcare Services, L.L.C.;

(D)	Promissory Note dated as of March 26, 2008, issued by Almost Family, Inc. to Apex Home
Healthcare Services, L.L.C. in the principal amount of $2,750,000,

(E)	Assignment and Assumption Agreement dated as of March 26, 2008, by and between (i)
Apex Home Healthcare Services, L.L.C., and Apex Health and Rehab Center, L.L.C., and (ii)
Caretenders of Jacksonville, LLC.

10.19	Asset Purchase Agreement dated as of March 24, 2008 among (i) Caretenders Visiting
Services of St. Augustine, LLC, (ii) Almost Family, Inc., (iii) Apex Healthcare Solutions,
L.L.C., and (iv) Nancy Ralston, James Spriggs, III, Lorrie Snyder and David Bathalter,
including executed copies of the following documents and exhibits (Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the
quarter ended March 31, 2008) (listed omitted schedules will be furnished supplementally to the SEC upon request):

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
James Spriggs, III, Robert G. Young, Lorrie Snyder, James Spriggs, Jr., Joann Sorensen and
David Bathalter (each a “Restricted Party” and collectively, "Restricted Parties").

(B)	Assignment and Assumption Agreement dated as of March 26, 2008, by and between (i)
Apex Healthcare Solutions, L.L.C., and (ii) Caretenders Visiting Services of St. Augustine,
LLC.

10.20+*	Amendment dated January 1, 2009 to Employment Agreement effective January 1, 1996, between the Registrant and William B. Yarmuth.

10.21+*	Amendment to the Registrant’s Non-Employee Directors Deferred Compensation Plan dated January 1, 2009.

10.22+*	Amendment to Amended and Restated 2000 Stock Option Plan dated January 1, 2009.

21*	List of Subsidiaries of Almost Family, Inc.

23.1*	Consent of Ernst & Young LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.

*Denotes filed herein.

+Denotes compensatory plan or management contract.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALMOST FAMILY, INC.

March 6, 2009

/S/ William B. Yarmuth	March 6, 2009

William B. Yarmuth

Chairman, Chief Executive Officer and President

/S/ C. Steven Guenthner	March 6, 2009

C. Steven Guenthner

Senior Vice President and Chief Financial Officer

(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature		Title	Date

By:	/s/ William B. Yarmuth	Director, Chief Executive Officer and President	March 6, 2009
	William B. Yarmuth	(principal executive officer)

By:	/s/ C. Steven Guenthner	Senior Vice President and Chief Financial Officer	March 6, 2009
	C. Steven Guenthner	(principal financial officer)

By:	/s/ John B. Walker	Vice President and Chief Accounting Officer	March 6, 2009
	John B. Walker	(principal accounting officer)

By:	/s/ Steven B. Bing	Director	March 6, 2009
Steven B. Bing

By:	/s/ Donald G. McClinton	Director	March 6, 2009
Donald G. McClinton

By:	/s/ Tyree G. Wilburn	Director	March 6, 2009
Tyree G. Wilburn

By:	/s/ Jonathan D. Goldberg	Director	March 6, 2009
Jonathan D. Goldberg

By:	/s/ W. Earl Reed, III	Director	March 6, 2009
W. Earl Reed, III

By:	/s/ Henry M. Altman, Jr.	Director	March 6, 2009
Henry M. Altman, Jr.

ALMOST FAMILY, INC.AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

SCHEDULE II

Col. A	Col. B	Col. C	Col. D	Col. E

Additions
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts	(3) Deductions	Balance at End of Period

Allowance for bad debts:
Year Ended December 31, 2008	$ 3,006,166	$ 2,964,561	$ 123,992	$ 1,944,377	$ 4,150,342

Year Ended December 31, 2007	$ 2,100,826	$ 1,546,284	$ 957,650	$ 1,598,594	$ 3,006,166

Year ended December 31, 2006	$ 1,795,800	$ 665,972	599,513	$ 960,459	$ 2,100,826

(1)	Charged to bad debt expense.
(2)	Acquired Bad Debt Reserves.
(3)	Write-off of accounts.