Form 10-K/A
period 2008-12-31
ALMOST FAMILY INC
filed 2009-04-29
CIK 799231

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

Large accelerated filer ☐Accelerated filer ☒

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

____________Class______________	Outstanding at March 6, 2009
Common Stock, $.10 par value per share	8,175,473 Shares

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

PART III	4
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	4
ITEM 11 EXECUTIVE COMPENSATION	7
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	17
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	20
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	20
Item 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES	21

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends Almost Family, Inc.’s (the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2008, originally filed on March 6, 2009 (the “Original Filing”). We are filing this Amendment to include the information required by Part III and not included in the Original Filing as we will not file our definitive proxy statement within 120 days of the end of the Company’s fiscal year ended December 31, 2008. Solely for this reason, we are filing certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. Except as set forth above, this Amendment does not alter or restate any of the information set forth in the Original Filing.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

The following table sets forth certain information with respect to the Company’s executive officers.

Name	Age	Position with the Company
William B. Yarmuth (1)	57	Chairman of the Board, President
and Chief Executive Officer
C. Steven Guenthner (2)	48	Senior Vice President and
Chief Financial Officer
P. Todd Lyles (3)	47	Senior Vice President – Administration
Anne T. Liechty (4)	56	Senior Vice President – VN Operations
Phyllis D. Montville (5)	60	Senior Vice President – VN Operations
Cathy S. Newhouse (6)	47	Senior Vice President – Sales and Clinical
Programs
John B. Walker (7)	51	Vice President and Chief Accounting

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

(3)

P. Todd Lyles joined the Company as Senior Vice President Planning and Development in 1997 and now serves as Senior Vice President – Administration. Prior to joining the Company Mr. Lyles was Vice President Development for the Kentucky Division of Columbia/HCA, a position he had held since 1993. Mr. Lyles experience also includes 8 years with Humana Inc. in various financial and hospital management positions.

(4)

Anne T. Liechty became Senior Vice President – VN Operations in 2001. Ms. Liechty has been employed by the Company since 1986 in various capacities including Vice President of Operations for the Company’s VN segment and its Product segment.

(5)

Phyllis D. Montville became Senior Vice President – VN Operations in 2007. Ms Montville came to the Company in 2006 as Vice President of VN Operations in Florida. Before coming to the Company, she served as President with Best Choice Home Health from November, 2004 through December, 2005. She has 24 years experience in home care management, most of which is in the Florida market. Ms. Montville owned and operated her own franchise for 10 years. She started in the home care field as a branch manager and home care nurse.

(6)

Cathy S. Newhouse became Senior Vice President – Sales and Clinical Programs in 2008 after joining the Company in 2007 as Vice President of Clinical Programs. During 2006 and 2007, she was Chief Operations and Clinical Officer with US Medical Management. From 1983 to 2006, she was with Gentiva Health Services, Inc. in progressive leadership roles. Her last position was Vice President of Specialty Programs. She has over 25 years experience in home care management focused on business development.

(7)

John B. Walker became Vice President and Chief Accounting Officer of the Company in May 2007.  He is a C.P.A. with 29 years of financial management experience.  In 2003, he founded American Pipe Lining – MidAmerica, Inc. and served as its president until the company’s sale in 2007.  Prior to that, he held various senior financial management positions with high-growth companies in health insurance, home health and energy industries.

Board of Directors

Set forth below is a list of members of the Board of Directors, together with their ages, all Company positions and offices each person currently holds and the year in which each person joined the Board. Each of the current members of the Board of Directors is expected to stand for re-election of the 2009 Annual Meeting of Shareholders.

Name	Age	Position or Office	Director Since
William B. Yarmuth	57	Chairman of the Board, President and Chief Executive Officer	1991
Steven B. Bing	62	Director	1992
Donald G. McClinton	75	Director	1994
Tyree G. Wilburn	56	Director	1996
Jonathan D. Goldberg	57	Director	1997
W. Earl Reed, III	57	Director	2000
Henry M. Altman, Jr.	72	Director	2004

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

Steven B. Bing. Mr. Bing was elected a director in 1992. From 1999 to 2007, Mr. Bing served with Prosperitas Investment Partners, L.P., a private investment company located in Louisville, Kentucky, most recently as its Chief Operating Officer. He is also a director of various closely-held business entities. Since 2005, Mr. Bing has served as Senior Vice President Sales & Marketing, New Business and Video Services for National Rural Telecommunications Cooperative, a large member owned cooperative in Herndon, Virginia serving in excess of 1,200 telephone and electric cooperatives across the country.

Donald G. McClinton. Mr. McClinton was elected a director in 1994. Mr. McClinton was President and part owner of Skylight Thoroughbred Training Center, Inc., a thoroughbred training center, until 2002, when it was sold. From 1986 to 1994, Mr. McClinton was co-chairman of Interlock Industries, a privately held conglomerate in the metals and transportation industries.

Tyree G. Wilburn. Mr. Wilburn was elected a director in 1996. Since 2003, Mr. Wilburn has served as Chairman of the Board, President and Chief Executive Officer of Merit Health Systems, LLC, a private hospital management company. He was a private investor from 1996 to 2002. From 1992 to 1996, Mr. Wilburn was Chief Development Officer of Community Health Systems, Inc., and, most recently, Executive Vice President and Chief Financial and Development Officer. From 1974 to 1992, Mr. Wilburn was with Humana Inc. where he held senior and executive positions in mergers and acquisitions, finance, planning, hospital operations, audit and investor relations. He is also a director of several private companies.

Jonathan D. Goldberg. Mr. Goldberg was elected a director in 1997. Mr. Goldberg is the managing partner of the law firm of Goldberg and Simpson in Louisville, Kentucky and has served in that capacity since 1991.

W. Earl Reed, III. Mr. Reed was elected a director in 2000. Since 1998, Mr. Reed has served as Chief Executive Officer of The Allegro Group, a healthcare financial advisory firm that advises public and private healthcare organizations including providing interim management services. From August 2005 to September 2007, Mr. Reed served as Chief Executive Officer and Chairman of the Board of LifeCare Holdings, Inc., a privately owned operator of 18 long-term hospitals. From May 2000 to December 2001, Mr. Reed served as Chairman, President and Chief Executive Officer of Rehab Designs of America Corporation, a private venture capital backed orthotics and prosthetics healthcare company, as part of a turnaround project. From 1987 to 1998, Mr. Reed was Chief Financial Officer and member of the board of directors of Vencor, Inc.

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

Audit Committee of the Board of Directors

The Board has three standing committees: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. As described in its charter, the principal duties of the Audit Committee include appointing the Company’s independent auditors, reviewing the scope of the audit, reviewing the corporate accounting practices and policies with the independent auditors, reviewing with the independent auditors their final report, reviewing with independent auditors overall accounting and financial controls and consulting with the independent auditors. All of the members of the Audit Committee are "independent," as that term is defined in the applicable rules for companies traded on The Nasdaq Global Select Market (Nasdaq) and meet the criteria for independence under the Sarbanes-Oxley Act of 2002 and the rules adopted by the Securities and Exchange Commission. The members of the Audit Committee are Messrs. Reed (Chair), Wilburn, Goldberg and Altman. The Board has designated Mr. Reed as the “audit committee financial expert” within the meaning of the SEC rules.

Code of Ethics and Business Conduct

The Board has adopted a Code of Ethics and Business Conduct that applies to all its directors, officers and employees, including the principal executive and financial officers, the controller and the principal accounting officer of the Company. The Code of Ethics and Business Conduct is available in its entirety on the Company’s website, www.almostfamily.com. The Company intends to post amendments to, or waivers from, its Code of Ethics and Business Conduct, if any, that apply to the principal executive and financial officers, the controller or the principal accounting officer on its website.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission initial reports of stock ownership and reports of changes in stock ownership and to provide the Company with copies of all such filed forms. Section 16(a) of the Securities Exchange Act of 1934 provides that any profit realized by an insider from any purchase and sale, or sale and purchase, of the Company’s equity securities within less than six months must be disgorged to the Company. Based solely on its review of such copies or written representations from reporting persons, the Company believes that all Section 16(a) reports were filed on a timely basis during fiscal 2008, except that John Walker filed a Form 4 reporting one transaction late by three days.

ITEM 11. EXECUTIVE COMPENSATION

The following Summary Compensation Table shows the compensation earned for the time period served as an executive officer during the last fiscal year by: (1) the President and Chief Executive Officer, (2) the Chief Financial Officer, and (3) each of the three other highest compensated executive officers of the Company serving at December 31, 2008 (collectively, the “Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
William B. Yarmuth Chairman of the Board, President & CEO	2008 2007 2006	421,418 408,369 375,481	- - -	45,382 - -	101,333 56,660 -	515,000 400,530 390,000	- - -	162 1,242 938	1,083,295 866,801 766,419
C. Steven Guenthner Sr. Vice President Secretary/Treasurer & CFO	2008 2007 2006	240,772 233,316 219,421	- - -	18,153 - -	46,003 28,330 -	250,000 176,029 170,000	- - -	- - -	554,928 437,675 389,421
Patrick T. Lyles Senior Vice President Administration	2008 2007 2006	216,580 209,874 195,412	- - -	12,102 - -	28,535 16,998 -	190,000 142,508 138,000	- - -	- - -	447,216 369,380 333,412
Anne T. Liechty Senior Vice President-Visiting Nurse Operations	2008 2007 2006	184,135 168,986 156,379	- - -	6,051 - -	16,267 9,443 -	150,000 102,000 150,000	- - -	1,006 1,175 1,016	357,459 281,604 307,395
Cathy S. Newhouse Senior Vice President – Sales & Clinical Programs	2008 2007 2006	182,116 85,000 -	- - -	6,051 - -	9,326 - -	110,000 75,000 -	- - -	- - -	307,493 160,000 -

In 2008, the fair value of each option award as presented in the Summary Compensation Table was estimated on the date of grant using the Monte Carlo option valuation model with suboptimal exercise behavior. The Company adopted the Monte Carlo option valuation pricing model in 2007. This lattice model places greater emphasis on market evidence and predicts more realistic results, because it considers open form information including volatility, employee exercise behaviors and turnover. The following assumptions were used for the year ended December 31, 2008: equivalent interest rate of 3.14%, equivalent volatility of approximately 45.08%, implied expected lives of 3.3 years, and expected lives of 5.9 years.

The following table provides information about equity and non-equity awards granted to the Named Executive Officers in 2008. Options and restricted stock were granted pursuant to the Company’s 2007 Stock and Incentive Compensation Plan. Options vest ratably over 4 years and will be fully vested on 3/07/2012. Restricted stock vests on the third anniversary of the grant date.

Grants of Plan-Based Awards

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
William B. Yarmuth	3/07/08	7,500	20,000	22.18	348,510
C. Steven Guenthner	3/07/08	3,000	7,500	22.18	134,850
Patrick T. Lyles	3/07/08	2,000	5,000	22.18	89,900
Anne T. Liechty	3/07/08	1,000	3,000	22.18	49,504
Cathy S. Newhouse	3/07/08	1,000	5,000	22.18	67,720

The following table provides information on the outstanding equity awards as of December 31, 2008 for the Named Executive Officers.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
William B. Yarmuth	7,500 -		22,500 20,000	(2) (3)	19.40 22.18	2/11/17 3/07/18	7,500	337,350
C. Steven Guenthner	33,014 3,750 -	(1) (2)	- 11,250 7,500	(2) (3)	2.13 19.40 22.18	2/03/11 2/11/17 3/07/18	3,000	134,940
Patrick T. Lyles	20,000 2,250 -	(1) (2)	- 6,750 5,000	(2) (3)	2.13 19.40 22.18	2/03/11 2/11/17 3/07/18	2,000	89,960
Anne T. Liechty	1,250 -	(2)	3,750 3,000	(2) (3)	19.40 22.18	2/11/17 3/07/18	1,000	44,980
Cathy S. Newhouse	-		2,500	(3)	22.18	3/07/18	1,000	44,980

(1)

Options granted pursuant to the Company’s Amended and Restated 2000 Stock Option Plan. On the effective date of the January 2007 2-for-1 stock split the number of shares was multiplied by two and the exercise price was divided by two. Information is presented as adjusted for the 2-for1 stock split. Options vested ratably over 3 years and were fully vested on 2/5/2004.

(2)	Options granted pursuant to the Company’s Amended and Restated 2000 Stock Option Plan. Options vest ratably over 4 years and will be fully vested on 2/10/2011.
(3)

Options and restricted stock were granted pursuant to the Company’s 2007 Stock and Incentive Compensation Plan. Options vest ratably over 4 years and will be fully vested on 3/07/2012.  Restricted stock vests on the third anniversary of the grant date.

Potential Payments Under Termination or Change in Control of the Company

The Company has a year-to-year employment agreement with William B. Yarmuth, its Chairman of the Board, President and Chief Executive Officer. The agreement had an initial term of two years and provides that it will automatically be renewed for successive one-year terms. Either the Company or Mr. Yarmuth may terminate the agreement as of the last day of any renewal term by giving at least 60 days' prior written notice of termination. In addition, the Company may by decision of the Board of Directors terminate the agreement at any time by written notice to Mr. Yarmuth. Mr. Yarmuth is entitled to certain payments upon termination of employment with the Company. If Mr. Yarmuth's employment is terminated under either provision stated above, he would be entitled to a payment equal to two times the base salary earned by him during the preceding twelve months, payable within 30 days following termination. As of December 31, 2008, this amount would have been $821,600. If Mr. Yarmuth's employment is terminated by reason of his death or disability, he would be entitled to an amount equal to the excess of (i) 200% of his base salary over (ii) the present value of the disability payments to be received by him under any disability insurance policy maintained and paid for by the Company, if any, during the first two years in which such payments are to be received. This amount is payable within 90 days following the date of his death or disability. As of January 1, 2009, the employment agreement was amended to provide that payments upon termination (including following a change in control as described below) will not be made until Mr. Yarmuth has terminated employment within the meaning of the Internal Revenue Code Section 409A, and that to the extent payments are not exempt from 409A and are triggered by termination, payments will be delayed for six months following termination as required by Code Section 409A.

Following a "change of control," as defined in the employment agreement, if Mr.Yarmuth's employment with the Company is terminated for any reason (including cause, as defined) other than death or disability, he would be entitled to 290% of the base salary and bonus payments paid to him during the one-year period immediately preceding termination. This payment would be in a lump sum on the date of termination. As of December 31, 2008, this amount would have been $2,352,857. For purposes of the agreement, a "change of control" includes (i) any person’s acquisition of 50% or more of the Company's common stock, (ii) 75% or more of the Company's directors being replaced, unless the current directors approved of the replacements, and (iii) stockholder approval of a merger or consolidation of the Company or its complete liquidation. If any of the above payments would be subject to excise taxes, then Mr. Yarmuth would be entitled to receive a payment for the purpose of assuring that he receives all compensation to which the excise tax applies absolutely net of the excise tax. The agreement includes a covenant not to compete that prohibits Mr. Yarmuth from competing with the Company within any county of any state in which the Company was at the time of termination conducting business or had a bona fide plan to begin conducting business.

No other Named Executive Officer has termination or change in control arrangements.

Directors’ Compensation

The following table summarizes compensation paid to non-employee directors for 2008. Mr. Yarmuth is the only employee director and he does not receive any additional compensation for his service on the board of directors.

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
William B. Yarmuth	-	-	-		-	-	-
Steven B. Bing	28,000	-	9,604	-	-	-	37,604
Donald G. McClinton	28,000	-	9,604	-	-	-	37,604
Tyree G. Wilburn	40,000	-	9,604	-	-	-	49,604
Jonathan D. Goldberg	-	-	9,604	-	-	49,908	59,512
W. Earl Reed, III	40,000	-	9,604	-	-	-	49,604
Henry M. Altman, Jr.	26,500	-	9,604	-	-	-	36,104

The Option Awards column reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2008, in accordance with Statement of Financial Accounting Standards No. 123 (Revised 2004),Share-Based Payment ("SFAS 123R") of awards pursuant to the Company's equity incentive program and thus include amounts from awards granted before, as well as in, fiscal year 2008, because the expense is being recognized over each award's vesting period. Assumptions used in the calculation of these amounts for the fiscal year ended December 31, 2008 are included in Footnote 1 "Summary of Significant Accounting Policies—Stock-Based Compensation" to the Company's audited financial statements for the fiscal year ended December 31, 2008, included in the Company's Annual Report on Form 10-K filed with the SEC on March 6, 2009.

The Company cautions that the amounts reported in the Director Compensation Table for these awards may not represent the amounts that the directors will actually realize from the awards. Whether, and to what extent, a director realizes value will depend on the Company's actual operating performance, stock price fluctuations and the director's continued service.

At December 31, 2008, the aggregate number of option awards outstanding held by each director was as follows: Mr. Bing: 4,500; Mr. McClinton: 16,500; Mr. Wilburn: 20,500; Mr. Goldberg: 4,500; Mr. Reed: 36,500; and Mr. Altman: 14,500. No options were granted to non-employee directors in 2008.

The Company has a Non-Employee Directors Deferred Compensation Plan which allows Directors to elect to receive fees for Board services in the form of shares of the Company’s common stock. The Plan authorized 200,000 shares for such use. As of December 31, 2008, 92,131 shares have been allocated in deferred accounts, 35,262 have been issued to previous Directors and 72,607 remain available for future allocation. Allocated shares are to be issued to Directors when they cease to be Directors or upon a change in control. Directors’ fees are expensed as incurred whether paid in cash or deferred into the Plan. Amounts shown in the column “All Other Compensation” above represent 2008 fees deferred into the Non-Employee Directors Deferred Compensation Plan by Mr. Goldberg.

In February 2007, the Company implemented the recommendations of Mercer regarding compensation of non-employee directors. As a result, the Company has targeted cash compensation between the 25th and 50th percentile of the peer group. For 2008, Directors received cash compensation according to the following table:

Annual retainer	$15,000
Chairman of audit committee additional retainer	$7,500
Chairman of compensation committee additional retainer	$5,000
Meeting fee per board meeting attended	$1,500
Meeting fee per committee meeting attended	$1,000

The Company also reimburses directors for the reasonable expenses they incur to attend board of directors, board committee and shareholder meetings. For 2009, the annual retainer is $25,000.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee of the Board is comprised of Messrs. Goldberg (chair), Bing, McClinton, Reed, Wilburn and Altman, each a non-employee director of the Company. None of our executive officers serve on the Compensation Committee or board of directors of any other company of which any member of our Compensation Committee or any of our directors is an executive officer.

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

The Executive Compensation Process

The Committee is comprised of six directors, each of whom is independent as defined under the Nasdaq listing standards and qualifies as an outside director within the meaning of Section 162(m) of the Code and a non-employee director within the meaning of Rule 16b-3 under the Exchange Act. The Committee meets periodically to review and oversee the Company’s executive compensation program. The Committee makes all compensation decisions regarding the top three Named Executive Officers but has typically delegated to the CEO subject to the committee’s review, compensation decisions regarding the remaining Named Executive Officers. On an annual basis, the Committee reviews base salaries and incentive compensation targets for the Named Executive Officers, for the upcoming fiscal year. At this time, the Committee also determines whether performance targets under each of the cash incentive plans were achieved for the prior fiscal year.

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

The Committee made no grants of equity-based awards to the Named Executive Officers from 2002 through 2006 although the Committee did make grants of equity-based awards in 2007 and 2008. The Committee currently plans to consider additional grants on an annual basis in conjunction with its review and approval of annual salaries, short-term cash incentives and financial operating goals. The Committee may grant equity-based awards on a periodic basis, particularly in connection with promotions, exceptional performance or changes in a Named Executive Officer’s level of responsibility.

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

The base salary for each of Messrs. Yarmuth, Guenthner and Lyles has since been increased consistent with the cost-of-living increases awarded to employees generally in the Company. With respect to the other Named Executive Officers, the Committee has delegated discretion in this area to Mr. Yarmuth as chief executive officer. He has awarded annual increases to Ms. Liechty and Ms. Newhouse based on his subjective judgment of a number of factors. While certain aspects of performance of the Named Executive Officers can be measured in financial operating metrics, the Committee and Mr. Yarmuth also evaluate the Named Executive Officers in other performance areas that are more subjective. These areas include the success of the Named Executive Officer in developing and executing the Company’s strategic objectives, capitalizing on growth opportunities, addressing significant challenges affecting the Company, developing key employees and exercising leadership. Mr. Yarmuth’s establishment of base salaries for Ms. Liechty and Ms. Newhouse reflected his judgment with respect to their favorable job performance, increases in executive officer responsibility, an assessment of overall Company performance, and general market salary increases for all employees.

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

The Company maintains an annual cash incentive plan under which the Committee establishes annual financial operating goals for the Company’s key employees, including the Named Executive Officers. For 2008, if the targeted level of earnings per share of $1.75 were achieved, the Committee would award a target bonus amount to Messrs. Yarmuth, Guenthner and Lyles based on a targeted percentage of their base salary. If earnings per share of $1.49 were achieved, the Committee would award a bonus equal to 50% of the target bonus amount. If earnings per share of $2.01 or greater were achieved, the Committee would award a bonus equal to 150% of the target bonus amount. The target bonus amounts as a percent of base salary for 2008 for these persons were based upon their respective levels of management responsibility and the recommendations in the 2006 Mercer analysis. The target bonus amounts as a percent of base salary were as follows: Mr. Yarmuth – 65%; Mr. Guenthner – 50%, and Mr. Lyles – 45%. The awards under these plans are formulaic, based upon the achievement of financial operating goals established by the Committee. Nevertheless, the Committee retains the discretion to increase or decrease cash incentive awards for unforeseen events or circumstances, including restatements to the Company’s financial statements.

Because the Company earned $2.18 per share in 2008 and satisfied the criteria for payment of the maximum bonus amounts, each of these officers received a cash bonus equal to 150% of the target bonus amount. The Committee delegated to Mr. Yarmuth discretion in the payment of cash bonus amounts to Ms. Liechty and Ms. Newhouse. Based on the Company’s achievement of earnings per share of $2.18 and his review of their performance and management responsibilities, Ms. Liechty was awarded a cash bonus of $113,000 and Ms. Newhouse was awarded a cash bonus of $110,000.

Following the formulaic awards under the annual cash incentive plan, the Committee determined to award additional cash bonuses to the following executive officers: William B. Yarmuth - $102,000; C. Steven Guenthner - $68,000; P. Todd Lyles - $43,000; and Anne T. Liechty - $37,000. The Committee considered the remarkable corporate accomplishments during 2008, including EPS growth of approximately 60% from 2007 on 47% more shares outstanding, the successful common stock offering, significant acquisitions, establishment of a syndicated bank credit facility, and an outstanding increase in the per share market value. The Committee also considered Mr. Yarmuth’s input with regard to Name Executive Officers other than himself.

Equity-Based Compensation

Although no equity-based awards were made to the Named Executive Officers from 2002 to 2006, the Committee granted equity-based awards in 2007 and 2008 and plans to use equity-based compensation as a key component of its overall executive compensation strategy in the future. Such awards provide a direct and long-term link between the results achieved for the Company’s shareholders and the total direct compensation provided to the Named Executive Officers. Stock-based compensation is designed to retain the Named Executive Officers through time-based vesting conditions and to motivate them to enhance the value of the Common Stock by aligning the financial interests of the Named Executive Officers with those of the Company’s shareholders. Equity-based compensation also provides an effective incentive for management to create shareholder value over several years since the full benefit of this element of compensation is primarily realized as a result of the appreciation in the price of the Common Stock.

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

The amount of equity awarded to the Named Executive Officers is based upon a number of factors. First, the Committee considers an overall assessment of the Company’s performance and the equity granting practices of other companies in the healthcare industry and its peer group. In addition, the Committee considers information prepared by Mercer with respect to the equity awards and considers the relative costs. In making equity awards for 2008, the Committee considered Mercer’s recommendation to frame the awards by creating a target “value” of the award by multiplying a market based percentage for equity compensation times the executive’s annual base salary. (The 2008 equity awards were based on the following percentage targets for Messrs. Yarmuth, Guenthner and Lyles: 100%, 65% and 50%, as adjusted by the Committee.) The Committee then considered the overall performance of each of Messrs. Yarmuth, Guenthner and Lyles and his actual and potential contribution to the Company’s growth and long-term performance in determining individual awards. The Chief Executive Officer also provided an assessment of the overall level of performance for the other Named Executive Officers. The assessment of actual and potential contribution is based upon the Committee’s subjective evaluation of each Named Executive Officer. Based on these assessments, the Committee determined the actual award for each of Messrs. Yarmuth, Guenthner and Lyles. The number of options and restricted shares was then rounded to the nearest thousand share number. The Committee followed the recommendation of Mr. Yarmuth with respect to the award of stock options and restricted shares to Ms. Liechty and Ms. Newhouse in 2008; these amounts were based upon their relative management responsibility within the Company and a 30% of salary target value, as adjusted. The Committee chose to use a mix of stock options and restricted shares, viewing stock options as effective in focusing management on share-price appreciation and restricted shares as encouraging ownership of Company shares while using fewer shares eligible for issuance under the Company’s equity incentive plan. The Committee chose to target approximately one-half of the value of the equity award as stock options, with the other half of the value as restricted shares. For this purpose, the Committee valued the option shares using the Black-Scholes valuation model; the restricted shares were valued at the fair market value as reflected on the NASDAQ Global Select Market. All options awarded in 2008 will vest in four equal annual installments beginning on the first anniversary of the date of grant; all restricted shares vest in full on the third anniversary of the date of grant.

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

Employment and Other Agreements

The Company has a year-to-year employment agreement with William B. Yarmuth, its Chairman of the Board, President and Chief Executive Officer. The parties entered into the agreement effective January 1, 1996. The agreement includes a covenant not to compete for a period of two years following Mr. Yarmuth’s termination as an employee of the Company. With respect to Mr. Yarmuth’s employment agreement, he and the Company entered into an amendment to ensure that the Employment Agreement complies with Section 409A of the Internal Revenue Code of 1986, as amended, and the final Treasury Regulations promulgated thereunder. As described elsewhere in this Item 11 of the Form 10-K/A, the agreement also provides for payments to be made to Mr. Yarmuth under certain circumstances upon his termination of employment.

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

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Board is composed entirely of independent directors satisfying the requirements of the Nasdaq listing standards. The Committee is composed of Messrs. Jonathan D. Goldberg (Chairman), Steven B. Bing, Donald G. McClinton, W. Earl Reed, III, Tyree G. Wilburn and Henry M. Altman, Jr. The Compensation Committee is responsible for establishing and administering the policies and programs that govern both annual cash compensation and stock-based incentive compensation plans for the executive officers of the Company.

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

COMPENSATION COMMITTEE

Jonathan D. Goldberg, Chairman

Steven B. Bing

Donald G. McClinton

W. Earl Reed, III

Tyree G. Wilburn

Henry M. Altman, Jr.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Shares of Common Stock Beneficially Owned as of March 31, 2009 (1)
Directors, Executive Officers and 5% Beneficial Owners	Amount and Nature of Beneficial Ownership		Percent of Class
William B. Yarmuth 9510 Ormsby Station Road, Suite 300 Louisville, KY 40223	581,794	(2)	7.1%
C. Steven Guenthner	192,945	(3)	2.3%
Steven B. Bing	2,930	(4)	*
Donald G. McClinton	67,444	(5)	*
Tyree G. Wilburn	38,250	(6)	*
Jonathan D. Goldberg	91,061	(7)	1.1%
W. Earl Reed, III	146,804	(8)	1.8%
Henry M. Altman, Jr.	22,250	(9)	*
Patrick T. Lyles	86,562	(10)	1.1%
Anne T. Liechty	16,040	(11)	*
Phyllis D. Montville	5,125	(12)	*
Cathy S. Newhouse	4,400	(13)	*
John B. Walker	4,725	(14)	*
Directors and Executive Officers as a Group (13 persons)	1,260,330	(15)	15.1%

* Represents less than 1% of class.

(1)

Based upon information furnished to the Company by the named persons, information contained in filings with the Securities and Exchange Commission (the "Commission"), and on the 8,175,473 shares of common stock issued and outstanding as of March 31, 2009. Under the rules of the Commission, a person is deemed to beneficially own shares over which the person has or shares voting or investment power or has the right to acquire beneficial ownership within 60 days, and such shares are deemed to be outstanding for the purpose of computing the percentage beneficially owned by such person or group. Unless otherwise indicated, the named person has the sole voting and investment power with respect to the number of shares of Common Stock set forth opposite such person's name.

(2)	Includes 5,924 shares as to which Mr. Yarmuth shares voting and investment power pursuant to a family trust and 20,000 shares subject to currently exercisable options.

(3)	Includes 42,389 shares subject to currently exercisable options.

(4)	Includes 2,250 shares subject to currently exercisable options.

(5)	Includes 2,250 shares subject to currently exercisable options and 30,194 phantom shares within the Non-Employee Directors Deferred Compensation Plan.

(6)	Includes 14,250 shares subject to currently exercisable options.

(7)

Includes 2,250 shares subject to currently exercisable options, 50,211 phantom shares within the Non-Employee Directors Deferred Compensation Plan and includes 2,000 shares held by spouse’s self-directed 401(k) plan over which Mr. Goldberg disclaims any beneficial interest. 31,100 shares of common stock have been pledged as loan security.

(8)	Includes 34,250 shares subject to currently exercisable options and 12,554 phantom shares within the Non-Employee Directors Deferred Compensation Plan.

(9)	Includes 12,250 shares subject to currently exercisable options.

(10)	Includes 25,750 shares subject to currently exercisable options.

(11)	Includes 3,250 shares subject to currently exercisable options.

(12)	Includes 3,125 shares subject to currently exercisable options.

(13)	Includes 2,500 shares subject to currently exercisable options.

(14)	Includes 3,125 shares subject to currently exercisable options.

(15)

Includes currently exercisable options held by all directors and executive officers as a group to purchase 167,639 shares of Common Stock and 92,959 phantom shares held by Non-Employee Directors within the Non-Employee Directors Deferred Compensation Plan.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Board has three standing committees: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. All members of these committees are “independent” as defined in the NASDAQ listing standards. As described in its charter, the principal duties of the Audit Committee include appointing the Company’s independent auditors, reviewing the scope of the audit, reviewing the corporate accounting practices and policies with the independent auditors, reviewing with the independent auditors their final report, reviewing with independent auditors overall accounting and financial controls and consulting with the independent auditors. The Audit Committee is also responsible for the review and approval of all related-party transactions required to disclosed under the rules of the Securities and Exchange Commission; the Company is not currently party to any such transactions. A copy of the Audit Committee charter is available in its entirety on the Company’s website, www.almostfamily.com.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to the Independent Auditors

Audit Fees

Ernst & Young LLP charged to the Company an aggregate amount of $753,000 and $602,000 for professional services rendered for fiscal year 2008 and fiscal year 2007, respectively, for the audit of the Company’s annual financial statements, the reviews of the Company’s financial statements included in the Company’s reports on Form 10-Q, the review of internal control over financial reporting and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

Ernst & Young LLP charged to the Company an aggregate amount of $17,000 and $17,000 for assurance and related services rendered for fiscal year 2008 and fiscal year 2007, respectively, that are primarily related to the audit of the Company’s 401(k) employee benefit plan.

Tax Fees

Ernst & Young LLP charged to the Company an aggregate amount of $177,000 and $144,000 for professional services rendered for fiscal year 2008 and fiscal year 2007, respectively, for tax compliance, tax advice, and tax planning.

All Other Fees

There were no other services or fees provided by Ernst & Young LLP in 2008 and 2007.

Pre-Approval Policies and Procedures

During fiscal year 2008, the Audit Committee approved all audit, audit-related and non-audit services provided to the Company by Ernst & Young LLP before management engaged the auditor for those purposes. The Audit Committee’s current practice is to consider for pre-approval all audit, audit-related, tax and non-audit services proposed to be provided by our independent auditors for the fiscal year.

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

ALMOST FAMILY, INC.

By /S/ William B. Yarmuth	April 29, 2009
William B. Yarmuth
Chairman, President and Chief Executive Officer

By /S/ C. Steven Guenthner	April 29, 2009
C. Steven Guenthner
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits required to be filed by Item 601 of Regulation S-K and by Item 15 are set forth below:

Number	Description of Exhibit	Page Number

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)	23
and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and	24
Rule 15d-14(a) of the Securities Exchange Act, as amended.

*Denotes filed herein.