Form 10-Q
period 2009-03-31
ALMOST FAMILY INC
filed 2009-05-06
CIK 799231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐ Accelerated filer ☒
Non-accelerated filer ☐ Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class of Common Stock $0.10 par value Shares outstanding at May 5, 2009 8,176,473

ALMOST FAMILY, INC. AND SUBSIDIARIES

FORM 10-Q

INDEX

PART I. FINANCIAL INFORMATION	3
Item 1. Financial Statements. Consolidated Financial Statements and Supplementary Data (unaudited except December 31, 2008 Consolidated Balance Sheet)	3

Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008	3

Consolidated Statements of Income for the Three Months Ended March 31, 2009 and March 31, 2008	4

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2009 and March 31, 2008	5

Notes to Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures about Market Risk	23

Item 4. Controls and Procedures	23
PART II. OTHER INFORMATION	24
Item 1. Legal Proceedings	23

Item 1A. Risk Factors	23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3. Defaults Upon Senior Securities	23

Item 4. Submission of Matters to a Vote of Security Holders	24

Item 5. Other Information	24

Item 6. Exhibits	25

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2009 (UNAUDITED)	December 31, 2008
CURRENT ASSETS:
Cash and cash equivalents	$144,785	$1,301,178
Accounts receivable – net	36,388,460	34,760,021
Prepaid expenses and other current assets	2,381,416	3,113,737
Deferred tax assets	4,906,374	4,437,979
TOTAL CURRENT ASSETS	43,821,035	43,612,915

PROPERTY AND EQUIPMENT – NET	3,948,016	4,199,067

GOODWILL	92,202,370	92,170,091

OTHER INTANGIBLE ASSETS	16,634,634	16,715,369

DEFERRED TAX ASSETS	3,359,940	3,576,275

OTHER ASSETS	534,231	518,317
	$160,500,226	$160,792,034

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,663,851	$5,320,763
Accrued other liabilities	19,452,449	22,436,430
Current portion – capital leases and notes payable	4,710,876	4,774,249
Current deferred tax liabilities	5,339,989	4,792,091
TOTAL CURRENT LIABILITIES	33,167,165	37,323,533

LONG-TERM LIABILITIES:
Revolving credit facility	21,950,927	23,998,428
Capital lease obligations	-	111,002
Notes payable	3,100,000	3,100,000
Other liabilities	1,334,776	1,476,843
TOTAL LONG-TERM LIABILITIES	26,385,703	28,686,273
TOTAL LIABILITIES	59,552,868	66,009,806

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.05; authorized 2,000,000 shares; none issued or outstanding	-	-
Common stock, par value $0.10; authorized 25,000,000 shares; 8,175,473 and 8,136,723 issued and outstanding	817,547	813,672
Additional paid-in capital	65,502,004	64,935,673
Retained earnings	34,627,807	29,032,883
TOTAL STOCKHOLDERS’ EQUITY	100,947,358	94,782,228
	$160,500,226	$160,792,034

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three months ended March 31,
	2009	2008
Net service revenues	$69,195,174	$39,026,953
Cost of service revenues	32,387,080	18,622,074
Gross margin	36,808,094	20,404,879
General and administrative expenses:
Salaries and benefits	19,048,360	10,552,408
Other	8,175,033	5,403,525
Total general and administrative expenses	27,223,393	15,955,933
Operating income	9,584,701	4,448,946
Interest expense, net	(312,962)	(208,001)
Income from continuing operations before income taxes	9,271,739	4,240,945
Income tax expense	(3,668,129)	(1,666,335)
Net income from continuing operations	5,603,610	2,574,610
Discontinued operations, net of tax benefits of $5,624 and $28,283	(8,686)	(43,684)
Net income	$5,594,924	$2,530,926

Per share amounts-basic:
Average shares outstanding	8,151,826	5,541,599
Income from continuing operations	$0.69	$0.46
Loss from discontinued operations	-	(0.01)
Net income	$0.69	0.45

Per share amounts-diluted:
Average shares outstanding	8,281,128	5,699,506
Income from continuing operations	$0.68	$0.45
Loss from discontinued operations	-	(0.01)
Net income	$0.68	$0.44

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$5,594,924	$2,530,926
Loss from discontinued operations	(8,686)	(43,684)
Income from continuing operations	5,603,610	2,574,610
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	528,378	305,882
Provision for uncollectible accounts	742,778	675,964
Stock-based compensation	329,326	126,042
Deferred income taxes	295,838	364,000
	7,499,930	4,046,498
Change in certain net assets, net of the effects of acquisitions:
(Increase) decrease in:
Accounts receivable	(2,371,217)	(5,813,894)
Prepaid expenses and other current assets	732,322	167,536
Other assets	(15,914)	(615)
Decrease in:
Accounts payable and accrued expenses	(1,957,959)	(1,852,734)
Net cash provided by (used in) operating activities	3,887,162	(3,453,208)

Cash flows from investing activities:
Capital expenditures	(201,592)	(91,267)
Acquisitions, net of cash acquired	(2,852,279)	(14,380,170)
Net cash used in investing activities	(3,053,871)	(14,471,437)

Cash flows from financing activities:
Net revolving credit facility borrowings (repayments)	(2,047,502)	17,827,817
Proceeds from stock option exercises	35,600	-
Tax benefit from non-qualified stock option exercises	205,279	-
Principal payments on capital leases and notes payable	(174,375)	(27,601)
Net cash provided by (used in) financing activities	(1,980,998)	17,800,216

Cash flows from discontinued operations:
Operating activities	(8,686)	(43,684)
Investing activities	-	-
Financing activities	-	-
Net cash used in discontinued operations	(8,686)	(43,684)

Net decrease in cash and cash equivalents	(1,156,393)	(168,113)
Cash and cash equivalents at beginning of period	1,301,178	473,222
Cash and cash equivalents at end of period	$144,785	$305,109

Summary of non-cash investing and financing activities:
Acquisitions funded by notes payable	$-	$3,000,000
Acquisitions funded by stock	$-	$1,000,000

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements for the three months ended March 31, 2009 and 2008 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. Accordingly, the reader of this Form 10-Q is referred to our Form 10-K for the year ended December 31, 2008 for further information. In the opinion of management of Almost Family, Inc., (“the Company”), the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position at March 31, 2009 and the results of operations and cash flows for the three months ended March 31, 2009 and 2008.

The results of operations for the three months ended March 31, 2009 and 2008 are not necessarily indicative of the operating results for the year.

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

Financial Statement Reclassifications

Certain amounts have been reclassified in the 2008 consolidated financial statements and related notes in order to conform to the 2009 presentation. Such reclassifications had no effect on previously reported net income.

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R provides guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about its business combinations and its effects. SFAS 141R establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, the goodwill acquired and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. For instance, acquisition-related costs, with the exception of debt and equity issuance costs, are to be recorded in the period that the costs are incurred and the services are received. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, the Company adopted the provisions of SFAS 141R effective January 1, 2009. The Company has had no acquisitions in 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51” (“SFAS 160”). SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements, but separate from the equity of the parent company. The statement further requires that consolidated net income be reported as amounts attributable to the parent and the noncontrolling interest, rather than expensing the income attributable to the minority interest holder. This statement also requires that companies provide sufficient disclosures to clearly identify and distinguish between the interests of the parent company and the interests of the noncontrolling owners, including a disclosure on the face of the consolidated statements for income attributable to the noncontrolling interest holder. The Company adopted the provisions in this statement effective January 1, 2009. There was no impact from the adoption of SFAS 160 on our consolidated financial position, results of operations and cash flows.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets.” (“FSP 142-3”) This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” This FSP is effective for fiscal years beginning after December 15, 2008. The Company has adopted FSP 142-3 effective January 1, 2009 and there was no impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, “Participating Securities and the Two-Class Method under FASB Statement No. 128.” (“FSP EITF 03-6-1”). This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method. This FSP is effective for fiscal years beginning after December 15, 2008. The Company has adopted FSP EITF 03-6-1 effective January 1, 2009 and there was no significant impact on the Company’s consolidated financial statements.

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

The Company’s VN segment provides skilled medical services in patients’ homes largely to enable recipients to reduce or avoid periods of hospitalization and/or nursing home care. VN Medicare revenues are generated on a per episode basis rather than a fee per visit or day of care. Approximately 89% of the VN segment revenues are generated from the Medicare program while the balance is generated from Medicaid and private insurance programs.

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

The Company has service locations in Florida, Kentucky, Connecticut, New Jersey, Ohio, Massachusetts, Alabama, Missouri, Illinois, Pennsylvania and Indiana.

Three months ended March 31,
	2009	2008
Net Revenues
Home Health Care
Visiting nurses	$58,747,796	$29,838,258
Personal care	10,447,378	9,188,695
Net revenues	$69,195,174	$39,026,953
Operating Income
Home Health Care
Visiting nurses	$12,152,032	$5,454,669
Personal care	1,120,298	741,494
Operating income before unallocated corporate expenses	13,272,330	6,196,163
Unallocated corporate expenses	3,687,629	1,747,217
Operating income	$9,584,701	$4,448,946

4.	Capitalized Software Development Costs

Consistent with AICPA Statement of Position 98-1, the Company capitalizes the cost of internally generated computer software developed for the Company’s own use. Software development costs of approximately $6,000 and $53,000 were capitalized in the three months ended March 31, 2009 and 2008, respectively. Capitalized software development costs are amortized over a three-year period following the initial implementation of the software.

5.	Goodwill and Other Intangible Assets

The goodwill and indefinite lived intangible assets acquired are stated at cost. Subsequent to its acquisitions, the Company conducts annual reviews for impairment, or more frequently if circumstances indicate impairment may have occurred, under SFAS No. 142., The Company has completed its most recent annual impairment test required by SFAS 142 as of December 31, 2008 and has determined that no impairment exists.

Other intangible assets consist of licenses, provider numbers, non-compete agreements, and trade names.  Intangible assets are amortized on a straight-line basis over their estimated useful lives.  For entities acquired in 2008, the Company decided that licenses, provider numbers, certificates of need and trade names have indefinite lives and are not amortized. The cost of non-compete agreements are amortized over the life of the agreement, usually 3 years, beginning after any earn out period.  The Company reviews intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.

 The following table summarizes the activity related to our goodwill and other intangible assets, net for 2009:

		Other Intangible Assets, Net
		Certificates	Acquired
		of Need and	Name of	Non-compete
	Goodwill	Licenses	Business	Agreements	Total
Balance at 12-31-08	$92,170,091	$7,390,256	$8,650,667	$674,447	$16,715,369
Additions	32,279	(5,000)	-	-	(5,000)
Amortization	-	-	-	(75,735)	(75,735)
Balance at 3-31-09	$92,202,370	$7,385,256	$8,650,667	$598,712	$16,634,634

The ($5,000) noted above relates to purchase allocation adjustment of intangible assets. Of total goodwill, $88,375,508 relates to the Visiting Nurse segment and $3,826,862 relates to the Personal Care segment. Amortization expense recognized on intangible assets for the first quarter was $75,735 in 2009 and $113,542 in 2008.

6.	Revolving Credit Facility

At March 31, 2009, the Company had a $75 million three year senior secured revolving credit facility with JP Morgan Chase Bank, NA, as Administrative Agent, Fifth Third Bank, as Syndication Agent and certain other lenders. The facility consists of a $75 million credit line with a maturity date of July 15, 2011 and an “accordion” feature providing for potential future expansion of the facility to $100 million. Borrowings (other than letters of credit) under the credit facility are at either the bank’s prime rate plus a margin (ranging from 0.00% to 1.00%, currently 0.50%) or LIBOR plus a margin (ranging from 1.60% to 2.60%, currently 2.10%). The margin for prime rate or LIBOR borrowings is determined by the Company’s leverage.. Borrowings under the Agreement are secured by a first priority perfected security interest in all tangible and intangible assets of the Company, and all existing and future direct and indirect subsidiaries of the Company as guarantors. At March 31, 2009, the Company’s borrowings were prime rate based and LIBOR based. The weighted average prime rated based interest rates were 3.59% and 4.84% for the quarters ended March 31, 2009 and 2008, respectively. The weighted average LIBOR rate was 2.41% for the first quarter of 2009. The Company pays a commitment fee of 0.30% per annum on the unused facility balance. Borrowings are available equal to a multiple of 3.0 times earnings before interest, taxes, depreciation and amortization (“EBITDA”). “EBITDA” may include “Acquired EBITDA” from proforma acquisitions pursuant to a calculation rider, up to 50% of “Adjusted EBITDA”, as defined. Borrowings under the facility may be used for general corporate purposes, including acquisitions. As of March 31, 2009, the formula permitted all $75 million to be used, of which $21.9 million was outstanding. The Company has irrevocable letters of credit, totaling $6.7 million outstanding in connection with its self-insurance programs. Thus, a total of $46.4 million was available for use at March 31, 2009. The Company’s revolving credit facility is subject to various financial covenants. As of March 31, 2009, the Company was in compliance with the covenants. Under the most restrictive of its covenants, the Company was required to maintain minimum net worth of at least $95.8 million at March 31, 2009.

7.	Fair Value Measurements

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

The Company fully adopted the provisions of SFAS 157 in two phases: (1) phase one was effective for financial assets and liabilities in our first quarter of 2008, and (2) phase two was effective for our first quarter of 2009. The adoption of SFAS No. 157 in 2008 and 2009 did not have a significant impact on the consolidated financial statements as the Company does not have any assets or liabilities carried at fair value that are measured on a recurring basis. The Company does have goodwill and other intangible assets that are reviewed for impairment on annual basis in the fourth quarter for purposes of the intangible asset impairment test.

8.	Stock-Based Compensation

Stock option grant date fair values are determined at the date of grant using a Monte Carlo option valuation model with suboptimal exercise behavior. In the quarter ended March 31, 2009, 58,300 options were issued at a average strike price of $32.85 (fair market value on the dates of grant) to directors and employees. Director options vest at May 15, 2010 and employee options vest ratably over 4 years.

Changes in option shares outstanding are summarized as follows:

	Shares	Wtd. Avg Ex. Price
December 31, 2008	371,139	$14.24

Granted	58,300	32.85
Exercised	(16,250)	(2.19)
Terminated	(-)	(-)
March 31, 2009	413,189	$17.34

In addition, in the three months ended March 31, 2009, the Company awarded 23,500 restricted shares of Common Stock with a value of $766,675 to certain employees pursuant to the Company’s 2007 Stock and Incentive Compensation Plan. These awards provide for “cliff” vesting upon the third anniversary of date of grant.

9.	Earnings Per Common Share

There were no adjustments made to net income for purposes of computing basic and diluted earnings per common share. A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted earnings per common share is as follows:

	Three months ended March 31,
	2009	2008
Shares used to compute basic earnings per common share –weighted average shares outstanding	8,151,826	5,541,599
Dilutive effect of stock options	129,302	157,907
Shares used to compute diluted earnings per common share	8,281,128	5,699,506

10.	Stock Offering

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

In December 2008, the Company filed a $120.0 million shelf registration statement with the availability for the issuance of any combination of common stock, preferred stock, warrants and debt securities. The registration statement became effective December 12, 2008, and the Company has not yet issued any securities using the registration statement.

11.	Commitments and Contingencies

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

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against us by various claimants. The claims are in various stages of processing and some may ultimately be brought to trial. We are aware of incidents that have occurred through March 31, 2009 that may result in the assertion of additional claims. We currently carry professional and general liability insurance coverage for this exposure with no deductible.

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

The Company has made no acquisitions in 2009. The Company has finalized the purchase accounting for the Apex Home Healthcare acquisition, which was completed in March, 2008. There was no material change to the allocation of the purchase price to the acquired assets and liabilities.

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

Based on the Company’s evaluation, it has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The evaluation was performed for the tax years ended December 31, 2004 through 2008. For federal tax purposes, the Company is currently subject to examinations for tax years 2005 and 2007 while for state purposes, tax years 2004 and forward are subject to examination, depending on the specific state rules and regulations. The Internal Revenue Service has completed its examination of the tax year ending December 31, 2006. The tax impact of the 2006 audit assessment including interest was immaterial to the financial statements.

The Company may from time to time be assessed interest and penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to its financial results. Assessments for interest and/or penalties are classified in the financial statements as general and administrative expenses other.

The Company’s effective income tax rate from continuing operations for the three month periods ended March 31, 2009 and 2008 was approximately 39.6% and 39.3%, respectively. This effective rate differs from the Federal statutory rate of 35.0% primarily due to state and local taxes, net of Federal benefit of approximately 4.6% in 2009 and 4.3 % in 2008.

14.	Discontinued Operations

The Company follows the guidance in SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” and, when appropriate, reclassifies operating units closed, sold, or held for sale out of continuing operations and into discontinued operations for all periods presented. During 2007, the PC segment had three facilities that met the criteria to be classified as discontinued operations. During the three month periods ending March 31, 2008 and 2009, no additional facilities met the criteria to be classified as discontinued operations. These facilities have been classified as discontinued operations in this report for all periods presented. Net revenues from discontinued operations were approximately $0 and ($5,000) in the quarters ended March 31, 2009 and 2008, respectively. Net losses from the discontinued operations were approximately $9,000 and $44,000 in the quarters ended March 31, 2009 and 2008, respectively. Such amounts are included in net loss from discontinued operations in the accompanying financial statements.

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

For a detailed discussion of these and other factors that could cause the Company’s actual results to differ materially from the results contemplated by the forward-looking statements, please refer to Item 1A. “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s annual report on Form 10-K for year ending December 31, 2008 and this Form 10-Q. The reader is encouraged to review these risk factors and filings.

The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. Except as required by law the Company assumes no responsibility for updating forward-looking statements to reflect unforeseen or other events after the date of this report.

Critical Accounting Policies

Refer to the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K for the year ended December 31, 2008 for a detailed discussion of our critical accounting policies.

Operating Segments

We have two reportable segments, Visiting Nurse (VN) and Personal Care (PC). Reportable segments have been identified based upon how management has organized the business by services provided to customers and the criteria in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

Our VN segment provides skilled medical services in patients’ homes largely to enable recipients to reduce or avoid periods of hospitalization and/or nursing home care. VN Medicare revenues are generated on a per episode basis rather than a fee per visit or day of care. Approximately 89% of the VN segment revenues are generated from the Medicare program while the balance is generated from Medicaid and private insurance programs.

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

President’s Proposed Budget for Federal Fiscal Year 2010

On February 26, 2009, President Obama released his proposed budget outline for the Federal 2010 fiscal year. Although details have not yet been released, the proposed budget appears to call for a 2.75% reduction in reimbursement rates for Medicare home health services beginning January 1, 2010. Additionally, although it is less clear, the proposed budget may also be calling for an additional 10% reduction in reimbursement rates for Medicare home health services beginning January 1, 2011. The budget is currently in proposed form and Congress has yet to take any action on the proposal. There can be no assurance that the budget will or will not be passed into law. Accordingly, the Company is unable to predict what impact the ultimate Federal budget might have on our financial condition, our results of operations or the realizability of the carrying amount of our assets, in particular intangible assets including goodwill. We may be unable to take actions to mitigate any of whatever negative reimbursement changes might ultimately be enacted. The reimbursement change ultimately enacted could have a material and adverse effect on our liquidity, results of operations and financial position.

It is reasonable to expect that the proposed budget changes, if enacted, might have a more immediate and negative impact on those providers generating lower margins than us, with more leverage relative to earnings than us, with less capital resources than us, or with less ability to adapt their operations. The President’s proposed budget for 2011 appears to align with the 2009 report of the Medicare Payment Advisory Commission (MedPac). MedPac suggests, in connection with its recommendation for a rebasing or recalculation of home health reimbursement rates for 2011, that such change would likely result in some agencies exiting Medicare. Based on this and our own interpretation of the potential implications of the President’s proposed budget we believe that the proposal, if enacted, would likely result in a significant contraction of the number of home health providers. In the event of such a contraction in the number of providers, we believe the surviving providers would likely benefit from a higher rate of admissions growth than would have otherwise occurred. Those providers who wind up serving the dislocated patients previously served by the exiting providers could reasonably expect to earn incremental margins on those patients that may serve to offset a portion of the rate reduction from the Medicare program. However, there can be no assurance that we will be successful in attracting such dislocated patients.

At this point, we are unable to predict what actions Congress may take in passing the budget for 2010. The potential budget for 2011, which would actually be passed some time during 2010, is even less predictable.

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

We are currently formulating actions intended to mitigate or otherwise offset some of the negative effects of the proposed reimbursement changes. These actions may include any or all of the following:

•

Increasing our revenues by: investing more resources in sales and marketing activities to drive admission growth, establishing startup branch operations to expand our service territories, and acquisitions of underperforming providers with strong referral relationships, and

•

Reducing our costs by: developing a more efficient delivery model, increasing the productivity standards for our staff, limiting or eliminating the growth in wage rates, limiting or reducing the size of our work force, closing unprofitable branch operations and accelerating our efforts to evaluate the use of technology, and

•	Potentially other actions we deem appropriate.

Although we will attempt to mitigate or otherwise offset the negative effect of reimbursement changes, there can be no assurance that our actions will ultimately prove successful.

RESULTS OF OPERATIONS

Consolidated three months ended March 31,
	2009		2008		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net revenues:
Visiting Nurse	$58,747,796	84.9%	$29,838,258	76.5%	$28,909,538	96.9%
Personal Care	10,447,378	15.1%	9,188,695	23.5%	1,258,683	13.7%
	$69,195,174	100.0%	$39,026,953	100.0%	$30,168,221	77.3%
Operating income before corporate expenses:
Visiting Nurse	$12,152,032	20.7%	$5,454,669	18.3%	$6,697,363	122.8%
Personal Care	1,120,298	10.7%	741,494	8.1%	378,804	51.1%
	13,272,330	19.2%	6,196,163	15.9%	7,076,167	114.2%
Corporate expense	3,687,629	5.3%	1,747,217	4.5%	1,940,412	111.1%
Operating income	9,584,701	13.9%	4,448,946	11.4%	5,135,755	115.4%
Interest expense, net	(312,962)	0.5%	(208,001)	0.5%	104,961	50.5%
Income tax expense	(3,668,129)	5.3%	(1,666,335)	4.3%	2,001,794	120.1%
Net income from continuing operations	$5,603,610	8.1%	$2,574,610	6.6%	$3,029,000	117.6%

EBITDA from continuing operations	$10,442,405	15.1%	$4,880,870	12.5%	$5,561,535	113.9%

On a consolidated basis, our first quarter 2009 net service revenues increased about 77% to approximately $69 million compared to $39 million in the first quarter of 2008. Organic revenue growth was approximately $13 million or approximately 42% of our growth, while acquisitions provided the balance of the increase at approximately $17 million.

Operating income as a percent of revenue increased to 13.9% in the first quarter of 2009 versus 11.4% in 2008 based on our ability to leverage our existing infrastructure over a larger revenue base. Net income from continuing operations for the first quarter of 2009 was $5.6 million or $0.68 per diluted share compared to $2.6 million or $0.45 per diluted share in 2008.

Interest expense was incurred on funds borrowed to finance our acquisitions. Borrowings (other than letters of credit) under the credit facility are at either the bank’s prime rate plus a margin (ranging from 0.00% to 1.00%, currently 0.50%) or LIBOR plus a margin (ranging from 1.60% to 2.60%, currently 2.10%). The weighted average prime rated based interest rates were 3.59% and 4.84% for the quarters ended March 31, 2009 and 2008, respectively. The weighted average LIBOR rate was 2.41% for the first quarter of 2009.

The effective income tax rate from continuing operations was approximately 39.6% in 2009 and 39.3% in 2008.

Visiting Nurse (VN) Segment-Three Months

Three months ended March 31,
	2009		2008		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$58,747,796	100.0%	$29,838,258	100.0%	$28,909,538	96.9%
Cost of service revenues	25,377,905	43.2%	12,177,355	40.8%	13,200,550	108.4%
Gross margin	33,369,891	56.8%	17,660,903	59.2%	15,708,988	88.9%
General and administrative expenses:
Salaries and benefits	15,496,127	26.4%	8,216,133	27.5%	7,279,994	88.6%
Other	5,721,732	9.7%	3,990,101	13.4%	1,731,631	43.4%
Total general and administrative expenses	21,217,859	36.1%	12,206,234	40.9%	9,011,625	73.8%
Operating income	$12,152,032	20.7%	$5,454,669	18.3%	$6,697,363	122.8%

Average number of locations	74		55		19	35%

All payors:
Patient Months	45,494		24,183		21,311	88.1%
Admissions	12,718		8,410		4,308	51.2%
Billable visits	371,451		187,340		184,111	98.3%

Medicare statistics:
Revenue	$52,197,746	88.9%	$27,969,326	93.7%	$24,228,419	86.6%
Billable visits	314,737		170,405		144,332	84.7%
Admissions	11,535		7,585		3,950	52.1%
Episodes started	18,103		10,354		7,750	74.8%

Revenue per completed episode	$3,173		$3,116		$57	1.8%
Visits per episode	17.3		17.0		0.3	2.1%

Net revenues in the visiting nurse segment for the first quarter of 2009 rose 96.9% to approximately $59 million. The $29 million increase came from a combination of organic growth of about $12 million and from acquired operations of approximately $17 million. Our VN organic growth rate was 41% for the three months ended March 2009. The Patient Care acquisition contributed $12.1 million in revenue for the quarter. Revenue per completed episode increased about 1.8% over 2008 due to an increase in the acuity level and changes in the geographic mix of the patients we served. The increase in the acuity level of patients served is also reflected in the increase in average number of visits per episode.

Operating income before corporate expense in the VN segment for the first quarter of 2008 increased 123% to $12 million from approximately $5 million in 2008.

Gross margin decreased from 59.2% in 2008 to 56.8% in 2009 due to the effect of flat Medicare reimbursement rates and continuing increases in direct care wages and mileage reimbursement. Total general and administrative expenses as a percent of revenue declined from 40.9% to approximately 36.1% as additional volumes and branches spread general and administrative expenses over a larger revenue base.

Personal Care (PC) Segment-Three Months

Three months ended March 31,
	2009		2008		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$10,447,378	100.0%	$9,188,695	100.0%	$1,258,683	13.7%
Cost of service revenues	7,173,830	68.7%	6,432,242	70.0%	741,588	11.5%
Gross margin	3,273,548	31.3%	2,756,453	30.0%	517,095	18.8%
General and administrative expenses:
Salaries and benefits	1,402,820	13.4%	1,263,256	13.7%	139,564	11.0%
Other	750,430	7.2%	751,703	8.2%	(1,273)	-0.2%
Total general and administrative expenses	2,153,250	20.6%	2,014,959	21.9%	138,291	6.9%
Operating income	$1,120,298	10.7%	$741,494	8.1%	$378,804	51.1%

Admissions	909		880		29	3.3%
Patient months of care	12,786		10,613		2,173	20.5%
Patient days of care	165,150		133,342		31,808	23.9%
Billable hours	595,821		516,288		79,533	15.4%
Revenue per billable hour	$17.53		$17.80		$(0.26)	-1.5%

Net revenues in the personal care segment for the first quarter increased 14% to approximately $10 million from approximately $9 million in the same period of last year based on increased volume, slightly lower pricing and slightly lower direct costs per unit of service. General and administrative expense as a percent of revenue decreased primarily due to expenses being spread over a larger revenue base. Operating income before corporate expense in the PC segment for the first quarter was $1.1 million in 2009 and $0.7 million in 2008.

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

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against us by various claimants. The claims are in various stages of processing and some may ultimately be brought to trial. We are aware of incidents that have occurred through March 31, 2009 that may result in the assertion of additional claims. We currently carry professional and general liability insurance coverage for this exposure with no deductible.

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

Liquidity and Capital Resources

Revolving Credit Facility

At March 31, 2009, the Company had a $75 million three year senior secured revolving credit facility with JP Morgan Chase Bank, NA, as Administrative Agent, Fifth Third Bank, as Syndication Agent and certain other lenders. The facility consists of a $75 million credit line with a maturity date of July 15, 2011 and an “accordion” feature providing for potential future expansion of the facility to $100 million. Borrowings (other than letters of credit) under the credit facility are at either the bank’s prime rate plus a margin (ranging from 0.00% to 1.00%, currently 0.50%) or LIBOR plus a margin (ranging from 1.60% to 2.60%, currently 2.10%). The margin for prime rate or LIBOR borrowings is determined by the Company’s leverage. Borrowings under the Agreement are secured by a first priority perfected security interest in all tangible and intangible assets of the Company, and all existing and future direct and indirect subsidiaries of the Company as guarantors. At March 31, 2009, the Company’s borrowings were prime rate based and LIBOR based. The weighted average prime rated based interest rates were 3.59% and 4.84% for the quarters ended March 31, 2009 and 2008, respectively. The weighted average LIBOR rate was 2.41% for the first quarter of 2009. The Company pays a commitment fee of 0.30% per annum on the unused facility balance. Borrowings are available equal to a multiple of 3.0 times earnings before interest, taxes, depreciation and amortization (“EBITDA”). “EBITDA” may include “Acquired EBITDA” from proforma acquisitions pursuant to a calculation rider, up to 50% of “Adjusted EBITDA”, as defined. Borrowings under the facility may be used for general corporate purposes, including acquisitions. As of March 31, 2009, the formula permitted all $75 million to be used, of which $21.9 million was outstanding. The Company has irrevocable letters of credit, totaling $6.7 million outstanding in connection with its self-insurance programs. Thus, a total of $46.4 million was available for use at March 31, 2009. The Company’s revolving credit facility is subject to various financial covenants. As of March 31, 2009, the Company was in compliance with the covenants. Under the most restrictive of its covenants, the Company is required to maintain minimum net worth of at least $95.8 million at March 31, 2009.

We believe that this facility will be sufficient to fund our operating needs for at least the next year. We will continue to evaluate additional capital, including possible debt and equity investments in the Company, to support a more rapid development of the business than would be possible with internal funds.

Cash Flows

Key elements to the Consolidated Statements of Cash Flows for the three months ending March 31, 2009 and 2008 were:

Net Change in Cash and Cash Equivalents	2009	2008
Provided by (used in):
Operating activities	$3,887,162	$(3,453,209)
Investing activities	(3,053,871)	(14,471,437)
Financing activities	(1,980,998)	17,800,217
Discontinued operations activities	(8,686)	(43,684)
Net decrease in cash and cash equivalents	$(1,156,393)	$(168,113)

2009

Net cash provided by operating activities resulted primarily from current period income of $5.6 million, net of changes in accounts receivable, accounts payable and accrued expenses. Accounts receivable days revenues outstanding were 47 at March 31, 2009 and 48 at December 31, 2008. The cash used in investing activities is primarily due to settlement of $2.8 million for acquisition contingencies. Net cash used in financing activities was due to increased net repayments of $2.0 million on our credit facility.

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

The following table sets forth a reconciliation of Net Income from Continuing Operations -- As Adjusted to EBITDA:

	Three months ended March 31,
	2009	2008
Net income from continuing operations	$5,603,610	$2,574,610

Add back:
Interest expense	312,962	208,001
Income tax expense	3,668,129	1,666,335
Depreciation and amortization	528,378	305,882
Amortization of stock-based compensation	329,326	126,042
Earnings before interest, income taxes, depreciation and amortization (EBITDA) from continuing operations	$10,442,405	$4,880,870

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Instruments

The Company does not use derivative instruments.

Market Risk of Financial Instruments

Our primary market risk exposure with regard to financial instruments is to changes in interest rates.

At March 31, 2009, a hypothetical 100 basis point increase in short-term interest rates would result in a decrease of approximately $219,000 in annual pre-tax earnings.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures – As of March 31, 2009, the Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009.

Changes in Internal Control Over Financial Reporting - There were no changes in the Company’s internal control over financial reporting during the first quarter of 2009, that have materially affected, or are reasonably likely to materially affect, Almost Family, Inc.’s internal control over financial reporting.

Commission File No. 1-9848

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Information regarding risk factors appears in our Form 10-K for the year ending December 31, 2008, under the heading “Special Caution Regarding Forward – Looking Statements” and in the Form 10-K Part I, Item 1A. Risk Factors. There have been no material changes from the risk factors previously disclosed in our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other information

On May 4, 2009, the Board of Directors set the date for the 2009 annual meeting of stockholders of August 10, 2009, with a record date of June 12, 2009. The meeting will be held at the Company’s offices at 9510 Ormsby Station Road, Suite 300, Louisville, Kentucky.

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

ALMOST FAMILY, INC.
Date: May 6, 2009	By /s/ William B. Yarmuth
William B. Yarmuth Chairman of the Board, President & Chief Executive Officer

By /s/ C. Steven Guenthner
C. Steven Guenthner Senior Vice President and Chief Financial Officer