Form 10-Q
period 2009-06-30
ALMOST FAMILY INC
filed 2009-08-05
CIK 799231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ].

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [ ] No [ ].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer [ ] Accelerated filer [X]
Non-accelerated filer [ ] Smaller Reporting Company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class of Common Stock $0.10 par value Shares outstanding at July 31, 2009 8,178,739

ALMOST FAMILY, INC. AND SUBSIDIARIES

FORM 10-Q

INDEX

PART I. FINANCIAL INFORMATION Item 1. Financial Statements. Consolidated Financial Statements and Supplementary Data (unaudited except December 31, 2008 Consolidated Balance Sheet)	3 3
Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008	3
Consolidated Statements of Income for the Three Months Ended June 30, 2009 and June 30, 2008	4
Consolidated Statements of Income for the Six Months Ended June 30, 2009 and June 30, 2008	5
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2009 and June 30, 2008	6
Notes to Consolidated Financial Statements	7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures about Market Risk	28
Item 4. Controls and Procedures	28
PART II. OTHER INFORMATION	29
Item 1. Legal Proceedings	29
Item 1A. Risk Factors	29
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3. Defaults Upon Senior Securities	30
Item 4. Submission of Matters to a Vote of Security Holders	30
Item 5. Other Information	30
Item 6. Exhibits	31

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2009 (UNAUDITED)	December 31, 2008
CURRENT ASSETS:
Cash and cash equivalents	$1,052,973	$1,301,178
Accounts receivable – net	38,332,341	34,760,021
Prepaid expenses and other current assets	2,721,229	3,113,737
Deferred tax assets	6,432,575	4,437,979
TOTAL CURRENT ASSETS	48,539,118	43,612,915

PROPERTY AND EQUIPMENT – NET	3,813,882	4,199,067

GOODWILL	96,431,072	92,170,091

OTHER INTANGIBLE ASSETS	17,058,899	16,715,369

OTHER ASSETS	567,559	518,317
	$166,410,530	$157,215,759

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,703,775	$5,320,763
Accrued other liabilities	20,298,148	22,436,430
Current portion – capital leases and notes payable	664,834	4,774,249
TOTAL CURRENT LIABILITIES	24,666,757	32,531,442

LONG-TERM LIABILITIES:
Revolving credit facility	25,555,472	23,998,428
Capital lease obligations	-	111,002
Notes payable	4,300,000	3,100,000
Deferred tax liabilities	3,218,179	1,215,816
Other liabilities	1,237,484	1,476,843
TOTAL LONG-TERM LIABILITIES	34,311,135	29,902,089
TOTAL LIABILITIES	58,977,892	62,433,531

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.05; authorized 2,000,000 shares; none issued or outstanding	-	-
Common stock, par value $0.10; authorized 25,000,000 shares; 8,178,739 and 8,136,723 issued and outstanding	817,874	813,672
Additional paid-in capital	65,992,685	64,935,673
Retained earnings	40,622,079	29,032,883
TOTAL STOCKHOLDERS’ EQUITY	107,432,638	94,782,228
	$166,410,530	$157,215,759

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three months ended June 30,
	2009	2008
Net service revenues	$74,851,280	$48,700,372
Cost of service revenues	34,670,484	22,780,475
Gross margin	40,180,796	25,919,897
General and administrative expenses:
Salaries and benefits	20,716,970	12,988,447
Other	9,426,730	6,261,283
Total general and administrative expenses	30,143,700	19,249,730
Operating income	10,037,096	6,670,167
Interest expense, net	(203,899)	(170,756)
Income from continuing operations before income taxes	9,833,197	6,499,411
Income tax expense	(3,834,223)	(2,600,457)
Net income from continuing operations	5,998,974	3,898,954
Discontinued operations, net of tax benefits of $3,054 and $22,619	(4,702)	(34,936)
Net income	$5,994,272	$3,864,018

Per share amounts-basic:
Average shares outstanding	8,176,458	7,642,806
Income from continuing operations	$0.73	$0.51
Loss from discontinued operations	-	-
Net income	$0.73	0.51

Per share amounts-diluted:
Average shares outstanding	8,389,004	7,809,475
Income from continuing operations	$0.71	$0.50
Loss from discontinued operations	-	-
Net income	$0.71	$0.50

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Six months ended June 30,
	2009	2008
Net service revenues	$144,046,454	$87,727,325
Cost of service revenues	67,057,564	41,402,549
Gross margin	76,988,890	46,324,776
General and administrative expenses:
Salaries and benefits	39,765,329	23,540,855
Other	17,604,944	11,664,808
Total general and administrative expenses	57,370,273	35,205,663
Operating income	19,618,617	11,119,113
Interest expense, net	(516,860)	(378,757)
Income from continuing operations before income taxes	19,101,757	10,740,356
Income tax expense	(7,502,353)	(4,266,792)
Net income from continuing operations	11,599,404	6,473,564
Discontinued operations, net of tax benefits of $8,677 and $50,902	(10,208)	(78,620)
Net income	$11,589,196	$6,394,944

Per share amounts-basic:
Average shares outstanding	8,164,210	6,592,203
Income from continuing operations	$1.42	$0.98
Loss from discontinued operations	-	(0.01)
Net income	$1.42	0.97

Per share amounts-diluted:
Average shares outstanding	8,277,989	6,753,403
Income from continuing operations	$1.40	$0.96
Loss from discontinued operations	-	(0.01)
Net income	$1.40	$0.95

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$11,589,196	$6,394,944
Loss from discontinued operations	(10,208)	(78,620)
Income from continuing operations	11,599,404	6,473,564
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	1,152,016	642,350
Provision for uncollectible accounts	1,901,216	1,221,959
Stock-based compensation	771,687	333,332
Deferred income taxes	7,767	(276,073)
	15,432,090	8,395,132
Change in certain net assets, net of the effects of acquisitions:
(Increase) decrease in:
Accounts receivable	(5,307,923)	(6,787,893)
Prepaid expenses and other current assets	392,509	(577,650)
Other assets	(49,242)	(12,687)
Increase (decrease) in:
Accounts payable and accrued expenses	(1,353,984)	397,696
Net cash provided by operating activities	9,113,450	1,414,598

Cash flows from investing activities:
Capital expenditures	(570,840)	(321,729)
Acquisitions, net of cash acquired	(6,406,761)	(14,493,231)
Net cash used in investing activities	(6,977,601)	(14,814,960)

Cash flows from financing activities:
Net revolving credit facility borrowings (repayments)	1,557,044	(12,387,721)
Proceeds from stock option exercises	78,110	42,800
Tax benefit from non-qualified stock option exercises	211,417	78,667
Proceeds from stock offering, net	-	41,808,449
Principal payments on capital leases and notes payable	(4,220,417)	(56,009)
Net cash provided by (used in) financing activities	(2,373,846)	29,486,186

Cash flows from discontinued operations:
Operating activities	(10,208)	(78,620)
Investing activities	-	-
Financing activities	-	-
Net cash used in discontinued operations	(10,208)	(78,620)

Net increase (decrease) in cash and cash equivalents	(248,205)	16,007,204
Cash and cash equivalents at beginning of period	1,301,178	473,222
Cash and cash equivalents at end of period	$1,052,973	$16,480,426

Summary of non-cash investing and financing activities:
Acquisitions funded by notes payable	$1,200,000	$3,000,000
Acquisitions funded by stock	$-	$1,000,000

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.      Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements for the three and six months ended June 30, 2009 and 2008 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. Accordingly, the reader of this Form 10-Q is referred to our Form 10-K for the year ended December 31, 2008 for further information. In the opinion of management of Almost Family, Inc., (the “Company”), the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position at June 30, 2009 and the results of operations for the three and six month periods ended June 30, 2009 and cash flows month period ended June 30, 2009 and 2008.

The results of operations for the three and six month periods ended June 30, 2009 are not necessarily indicative of the operating results for the year.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51” (“SFAS 160”). SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements, but separate from the equity of the parent company. The statement further requires that consolidated net income be reported as amounts attributable to the parent and the noncontrolling interest, rather than expensing the income attributable to the minority interest holder. This statement also requires that companies provide sufficient disclosures to clearly identify and distinguish between the interests of the parent company and the interests of the noncontrolling owners, including a disclosure on the face of the consolidated statements for income attributable to the noncontrolling interest holder. The Company adopted the provisions in this statement effective January 1, 2009. There was no impact from the adoption of SFAS 160 on the Company’s consolidated financial statements, results of operations and cash flows.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets.” (“FSP 142-3”) This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” This FSP is effective for fiscal years beginning after December 15, 2008. The Company adopted FSP 142-3 effective January 1, 2009 and there was no impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, “Participating Securities and the Two-Class Method under FASB Statement No. 128.” (“FSP EITF 03-6-1”). This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method. This FSP is effective for fiscal years beginning after December 15, 2008. The Company adopted FSP EITF 03-6-1 effective January 1, 2009 and there was no impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” (“FSP FAS 107-1”) This FSP amended FASB No. 107, “Disclosures about Fair Value of Financial Instruments” and APB Opinion No. 28, “Interim Financial Reporting”, to require disclosures about the fair value of instruments in interim as well as in annual financial statements. FSP FAS 107-1 is effective for interim reporting periods ending after June 15, 2009. The Company adopted FSP FAS 107-1 for the period ending June 30, 2009 required additional footnote disclosure.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards for accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company adopted SFAS 165 for the period ending June 30, 2009 required additional footnote disclosure.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”), which divides nongovernmental U.S. GAAP into the authoritative Codification and guidance that is nonauthoritative. SFAS 168 is not intended to change U.S. GAAP; however, the Codification significantly changes the way in which accounting literature is organized and because the Codification completely replaces existing standards, it will affect the way U.S. GAAP is referenced by most companies in their financial statements and accounting policies. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect SFAS 168 to have a material impact on our consolidated financial statements.

2.      Net Revenues

The Company is paid for its services primarily by federal and state third-party reimbursement programs, commercial insurance companies and patients. Revenues are recorded at established rates in the period during which the services are rendered. Appropriate allowances to give recognition to third party payment arrangements are recorded when the services are rendered.

Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation. It is common for issues to arise related to: 1) medical coding, particularly with respect to Medicare, 2) patient eligibility, particularly related to Medicaid, 3) the determination of cost-reimbursed revenues, and 4) other reasons unrelated to credit risk, all of which may result in adjustments to recorded revenue amounts. Management evaluates the potential for revenue adjustments and when appropriate provides allowances for losses based upon the best available information. There is at least a reasonable possibility that recorded estimates could change by material amounts in the near term.

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

                                                                                  Three months ended June 30,      Six months ended June 30,

	2009	2008	2009	2008
Net Revenues
Home Health Care
Visiting nurses	$63,956,937	$38,857,909	$122,704,732	$68,696,167
Personal care	10,894,343	9,842,463	21,341,722	19,031,158
Net revenues	$74,851,280	$48,700,372	$144,046,454	$87,727,325
Operating Income
Home Health Care
Visiting nurses	$13,291,819	$8,582,548	$25,484,527	$14,037,218
Personal care	1,249,583	823,989	2,366,701	1,565,482
Operating income before unallocated corporate expenses	14,541,402	9,406,537	27,851,228	15,602,700
Unallocated corporate expenses	4,504,306	2,736,370	8,232,611	4,483,587
Operating income	$10,037,096	$6,670,167	$19,618,617	$11,119,113

4.     Capitalized Software Development Costs

Consistent with AICPA Statement of Position 98-1, the Company capitalizes the cost of internally generated computer software developed for the Company’s own use. Software development costs of approximately $11,000 and $61,000 were capitalized in the three months ended June 30, 2009 and 2008, respectively, and $17,000 and $114,000 were capitalized in the six months ended June 30, 2009 and 2008, respectively. Capitalized software development costs are amortized over a three-year period following the initial implementation of the software.

5.     Goodwill and Other Intangible Assets

The goodwill and indefinite lived intangible assets acquired are stated at cost. Subsequent to its acquisitions, the Company conducts annual reviews for impairment, or more frequently if circumstances indicate impairment may have occurred, under SFAS No. 142, The Company has completed its most recent annual impairment test required by SFAS 142 as of December 31, 2008 and has determined that no impairment exists.

Other intangible assets consist of Certificates of Need and licenses, trade names and non-compete agreements.  Intangible assets are amortized on a straight-line basis over their estimated useful lives.  For entities acquired subsequent to 2007, the Company decided that licenses, provider numbers, certificates of need and trade names have indefinite lives and are not amortized. The cost of non-compete agreements are amortized over the life of the agreement, usually 3 years, beginning after any earn-out period.  The Company reviews intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.

 The following table summarizes the activity related to our goodwill and other intangible assets, net for 2009:

		Other Intangible Assets, Net
		Certificates	Acquired
		of Need and	Name of	Non-compete
	Goodwill	Licenses	Business	Agreements	Total
Balance at 12-31-08	$92,170,091	$7,390,256	$8,650,667	$674,447	$6,715,369
Additions	4,260,981	295,000	200,000	-	495,000
Amortization	-	-	-	(151,470)	(151,470)
Balance at 6-30-09	$96,431,072	$7,685,256	$8,850,667	$522,977	$17,058,899

Of total goodwill, $92,604,210 relates to the Visiting Nurse segment and $3,826,862 relates to the Personal Care segment. Amortization expense recognized on intangible assets for the second quarter was $75,735 in 2009 and $103,158 in 2008. Amortization expense recognized for the six months ended June 30, 2009 and 2008, was $151,470 and $216,700, respectively.

6.     Revolving Credit Facility

At June 30, 2009, the Company had a $75 million senior secured revolving credit facility with JP Morgan Chase Bank, NA, as Administrative Agent, Fifth Third Bank, as Syndication Agent and certain other lenders. The facility consists of a $75 million credit line with a maturity date of July 15, 2011 and an “accordion” feature providing for potential future expansion of the facility to $100 million. Borrowings (other than letters of credit) under the credit facility are at either the bank’s prime rate plus a margin (ranging from 0.00% to 1.00%, currently 0.25%) or LIBOR plus a margin (ranging from 1.60% to 2.60%, currently 1.85%). The margin for prime rate or LIBOR borrowings is determined by the Company’s leverage. Borrowings under the Agreement are secured by a first priority perfected security interest in all tangible and intangible assets of the Company, and all existing and future direct and indirect subsidiaries of the Company as guarantors. At June 30, 2009, the Company’s borrowings were prime rate based and LIBOR-based. The weighted average prime rate-based interest rates were 3.50% and 4.00% for the quarters ended June 30, 2009 and 2008, respectively. The weighted average LIBOR rate was 2.28% for the second quarter of 2009. The Company pays a commitment fee of 0.30% per annum on the unused facility balance. Borrowings are available equal to a multiple of 3.0 times earnings before interest, taxes, depreciation and amortization (“EBITDA”). “EBITDA” may include “Acquired EBITDA” from proforma acquisitions pursuant to a calculation rider, up to 50% of “Adjusted EBITDA”, as defined. Borrowings under the facility may be used for general corporate purposes, including acquisitions. As of June 30, 2009, the formula permitted all $75 million to be used, of which $25.6 million was outstanding. The Company has irrevocable letters of credit, totaling $7.3 million outstanding in connection with its self-insurance programs. Thus, a total of $42.1 million was available for use at June 30, 2009. The Company’s revolving credit facility is subject to various financial covenants. As of June 30, 2009, the Company was in compliance with the covenants. Under the most restrictive of its covenants, the Company was required to maintain minimum net worth of at least $100.6 million at June 30, 2009. At such time, the Company's net worth was approximately $7.4 million.

7.     Fair Value Measurements

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

SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). requires companies to determine fair value based on the price that would be received to sell the asset or paid to transfer the liability to a market participant. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.

SFAS 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following categories:

•	Level 1: Quoted market prices in active markets for identical assets or liabilities.
•	Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
•	Level 3: Unobservable inputs that are not corroborated by market data.

The Company adopted the provisions of SFAS 157 in two phases: (1) phase one was effective for financial assets and liabilities in the first quarter of 2008, and (2) phase two was effective for the first quarter of 2009. The adoption of SFAS No. 157 in 2008 and 2009 did not have a significant impact on the consolidated financial statements as the Company does not have any assets or liabilities carried at fair value that are measured on a recurring basis. The Company does have goodwill and other intangible assets that are reviewed for impairment on annual basis in the fourth quarter for purposes of the intangible asset impairment test.

8.     Stock-Based Compensation

Stock option grant date fair values are determined at the date of grant using a Monte Carlo option valuation model with suboptimal exercise behavior. In the quarter ended March 31, 2009, 58,300 options were issued at an average strike price of $32.85 (fair market value on the dates of grant) to directors and employees. Director options vest at May 15, 2010 and employee options vest ratably over 4 years. There were no stock option grants in the quarter ended June 30, 2009.

Changes in option shares outstanding are summarized as follows:

	Shares	Wtd. Avg Ex. Price
December 31, 2008	371,139	$14.24

Granted	58,300	32.85
Exercised	(18,750)	(4.49)
Terminated	(6,500)	(19.83)
June 30, 2009	404,189	$17.28

In addition, in the three months ended March 31, 2009, the Company awarded 23,500 restricted shares of Common Stock with a value of $766,675 to certain employees pursuant to the Company’s 2007 Stock and Incentive Compensation Plan. These awards provide for “cliff” vesting upon the third anniversary of date of grant. There were no restricted stock awards in the quarter ended June 30, 2009.

9.     Earnings Per Common Share

A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted earnings per common share is as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Shares used to compute basic earnings per common share –weighted average shares outstanding	8,176,458	7,642,806	8,164,210	6,592,203
Dilutive effect of stock options	212,546	166,669	113,779	161,200
Shares used to compute diluted earnings per common share	8,389,004	7,809,475	8,277,989	6,753,403

10.     Stock Offering

In the second quarter 2008, the Company sold 2,512,500 shares of common stock in a public offering for proceeds of $41.8 million after deducting the underwriting discounts and offering expenses. In conjunction with the stock offering, the Company retired all of its outstanding Treasury Stock.

In December 2008, the Company filed a shelf registration statement to provide for the issuance of up to $150 million of any combination of common stock, preferred stock, warrants and debt securities. The registration statement became effective December 12, 2008, and the Company has not yet issued any securities using the registration statement.

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

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against us by various claimants. The claims are in various stages of processing and some may ultimately be brought to trial. We are aware of incidents that have occurred through June 30, 2009 that may result in the assertion of additional claims. We currently carry professional and general liability insurance coverage for this exposure with no deductible.

Legal Proceedings

The Company is currently, and from time to time, subject to claims and suits arising in the ordinary course of its business, including claims for damages for personal injuries. In the opinion of management, the ultimate resolution of any of these pending claims and legal proceedings will not have a material effect on the Company’s financial position or results of operations.

12.          Acquisitions

On June 1, 2009, the Company acquired the assets of the Medicare-certified home health agencies affliliated with Florida-based Central Florida Health Alliance (CFHA), a two-hospital health care company system with home health branches in Leesburg and The Villages for a purchase price of $5.2 million, consisting of $4.0 million in cash and a $1.2 million promissory note. The cash portion of the transaction was funded from borrowings available on the Company’s existing senior credit facility with JP Morgan Chase Bank, NA. Operating expenses for three and six month periods ended June 30, 2009 include approximately $260,000 and $300,000 respectively that would have been included as part of the cost of this acquisition prior to SFAS 141R.

The Company has finalized the purchase accounting for the Apex Home Healthcare acquisition, which was completed in March 2008. There was no material change to the allocation of the purchase price to the acquired assets and liabilities.

13.      Income Taxes

The Company adopted the provisions of FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on the Company’s evaluation, management has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The evaluation was performed for the tax years ended December 31, 2004 through 2008. For federal tax purposes, the Company is currently subject to examinations for tax years 2005 and 2007 while for state purposes, tax years 2004 and forward are subject to examination, depending on the specific state rules and regulations. The Internal Revenue Service has completed its examination of the tax year ended December 31, 2006. The tax impact of the 2006 audit assessment including interest was immaterial to the financial statements.

The Company may from time to time be assessed interest and penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to its financial results. Assessments for interest and/or penalties are classified in the consolidated financial statements as general and administrative expenses other.

The Company’s effective income tax rate from continuing operations for the three month periods ended June 30, 2009 and 2008 was approximately 39.0% and 40.0%, respectively. This effective rate differs from the Federal statutory rate of 35.0% primarily due to state and local taxes, net of Federal benefit of approximately 4.0% in 2009 and 5.0 % in 2008.

The Company’s effective income tax rate from continuing operations for the six month periods ended June 30, 2009 and 2008 was approximately 39.3% and 39.7%, respectively. This effective rate differs from the Federal statutory rate of 35.0% primarily due to state and local taxes, net of Federal benefit of approximately 4.3% in 2009 and 4.7 % in 2008.

14.	Subsequent Events

Management evaluated all events and transactions that occurred after June 30, 2009 through August 4, 2009. During this period, the Company had no material subsequent events requiring recognition in the consolidated financial statements or any non-recognized subsequent events requiring disclosure.

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

Cautionary Statements - Forward Outlook and Risks

Certain statements contained in this quarterly report on Form 10-Q, including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “expects,” “assumes,” “trends” and similar expressions, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon the Company’s current plans, expectations and projections about future events. However, such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, the following:

•	enactment of currently proposed health care reform legislation;
•	changes in Medicare reimbursement levels, including, if enacted, those changes outlines in President Obama’s proposed budget for the Federal 2010 fiscal year;
•	changes in Medicaid reimbursement levels;

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

•     ability to successfully integrate the operations of acquired businesses and achieve expected synergies and operating efficiencies from acquisitions, in each case within expected time-frames or at all;

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

Health Care Reform Efforts Currently Underway in Congress

Earlier this year, President Obama released his proposed budget outline for the Federal 2010 fiscal year. The proposed budget appears to call for a 5.4% reduction in reimbursement rates for Medicare home health services beginning January 1, 2010. Additionally, although it is less clear, the proposed budget may also be calling for an additional 7% reduction in Medicare home health reimbursement rates.

The US Congress is currently contemplating a comprehensive reform of the US health care system. Three committees of the US House of Representatives have approved a measure, generally consistent with the President’s budget proposal with regard to home health reimbursement rates. That measure is expected to be considered by the full House when it resumes session in September 2009. Two committees of the US Senate are working on companion measures. The Senate Committee on Health, Education, Labor and Pensions (HELP) has approved a measure, which is silent on Medicare home health reimbursement rates while the Senate Finance Committee (SFC) has announced that no measure will come out of SFC prior to resumption of the Senate in September 2009.

Independent of these legislative developments, on July 30, 2009 the Centers for Medicare and Medicaid Services (CMS) published proposed regulations for Medicare reimbursement for home health services which, if enacted in proposed form would increase our Medicare reimbursement rates for 2010 by about 2%. However, in its published commentary CMS indicated that it is soliciting comments on whether certain reimbursement formula reductions currently contemplated to take place in 2011 should be advanced, in part or in whole, in to 2010. Should this take place as the only change to the proposal, our Medicare reimbursement rates for 2010, instead of increasing by about 2% would decrease by about 2%. CMS will accept comments through September 28, 2009 and is expected to issue its final rules for 2010 sometime in late 2009.

There can be no assurance that the President’s proposed budget, the measures passed by the three House committees, or comprehensive health care reform in any form will or will not be passed into law. Further, there can be no assurance that CMS’ proposed 2010 regulations will or will not come into effect in their current form. Accordingly, the Company is unable to predict what impact the ultimate Federal budget or the Congress’ consideration of comprehensive health care reform might have on our financial condition, our results of operations or the realizability of the carrying amount of our assets, in particular intangible assets including goodwill. We may be unable to take actions to mitigate any of whatever negative reimbursement changes might ultimately be enacted. The reimbursement changes ultimately enacted could have a material and adverse effect on our liquidity, results of operations and financial position. Further provisions of any ultimate health care reform may impact the health insurance benefits we currently offer or may be required to offer our employees could also have a material and adverse effect on our liquidity, results of operations and financial position.

It is reasonable to expect that the proposed changes, if enacted, might have a more immediate and negative impact on those providers generating lower margins than us, with more leverage relative to earnings than us, with less capital resources than us, or with less ability to adapt their operations. The President’s proposed budget for 2011 and the House measures appear to align with the 2009 report of the Medicare Payment Advisory Commission (MedPac). MedPac suggests, in connection with its recommendation for a rebasing or recalculation of home health reimbursement rates for 2011, that such change may result in some agencies exiting Medicare. Based on this and our own interpretation of the potential implications of the President’s proposed budget we believe that the proposal, if enacted, may result in a contraction of the number of home health providers. In the event of such a contraction in the number of providers, we believe the surviving providers may benefit from a higher rate of admissions growth than would have otherwise occurred. Those surviving providers may earn incremental margins on those higher admissions that may serve to offset a portion of the rate reduction from the Medicare program. However, there can be no assurance that we will be successful in attracting such higher admissions.

It is also reasonable to expect that the proposed rate cuts, if enacted, will present additional opportunities for us to make acquisitions of other providers at valuations and on terms that are attractive to us and enable us to spread our segment and unallocated corporate overhead expenses across a larger business base. However there can be no assurance that we will be successful in making such acquisitions.

At this point, we are unable to predict what actions Congress may take in passing health care reform or the budget for 2010. The implications on the potential budget for 2011, which would actually be passed some time during 2010, are even less predictable.

We can provide you with no assurance that the ultimate outcome of health care reform efforts and/or the Federal budget and resulting Medicare reimbursement rates will not have a material adverse effect on our liquidity, our results of operation, the realizability of the carrying amounts of our intangible assets including goodwill or our financial condition. Further, we are unable to predict what effect, if any, such material adverse effect, if it were to occur, might have on our ability to continue to comply with the financial covenants of our revolving credit facility and our ability to continue to access debt capital through that facility.

We are currently formulating actions intended to mitigate or otherwise offset some of the negative effects of the proposed reimbursement changes. These actions may include any or all of the following:

•

Attempting to increase our revenues by: investing more resources in sales and marketing activities to drive admission growth, establishing startup branch operations to expand our service territories, and acquisitions of underperforming providers with strong referral relationships,

•	Attempting to reduce our costs by: developing a more efficient delivery model, increasing the productivity standards for our staff, limiting or eliminating the growth in wage rates, limiting or reducing the size of our work force, closing unprofitable branch operations and accelerating our efforts to evaluate the use of various technological approaches to the delivery of patient care,
•	Evaluating the potential implications of health care reform proposals on our employee benefit plans and possible changes we may need to make to our plans should the reform proposals become law, and
•	Potentially other actions we deem appropriate.

Although we will attempt to mitigate or otherwise offset the negative effect of health care reform on our reimbursement and our employee benefit plans, there can be no assurance that our actions will ultimately be cost effective or prove successful.

Seasonality

Our Visiting Nurse segment operations located in Florida normally experience higher admissions during the first quarter and lower admissions during the third quarter than in the other quarters due to seasonal population fluctuations.

RESULTS OF OPERATIONS

THREE MONTHS

Consolidated three months ended June 30,
	2009		2008		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net revenues:
Visiting Nurse	$63,956,937	85.4%	$38,857,909	79.8%	$25,099,028	64.6%
Personal Care	10,894,343	14.6%	9,842,463	20.2%	1,051,880	10.7%
	$74,851,280	100.0%	$48,700,372	100.0%	$26,150,908	53.7%
Operating income before corporate expenses:
Visiting Nurse	$13,291,819	20.8%	$8,582,548	22.1%	$4,709,271	54.9%
Personal Care	1,249,583	11.5%	823,989	8.4%	425,594	51.7%
	14,541,402	19.4%	9,406,537	19.3%	5,134,865	54.6%
Corporate expense	4,504,306	6.0%	2,736,370	5.6%	1,767,936	64.6%
Operating income	10,037,096	13.4%	6,670,167	13.7%	3,366,929	50.5%
Interest expense, net	(203,899)	0.3%	(170,756)	0.4%	33,143	19.4%
Income tax expense	(3,834,223)	5.1%	(2,600,457)	5.3%	1,233,766	47.4%
Net income from continuing operations	$5,998,974	8.0%	$3,898,954	8.0%	$2,100,020	53.9%

EBITDA from continuing operations	$11,057,237	14.8%	$7,213,925	14.8%	$3,843,312	53.3%

On a consolidated basis, our second quarter 2009 net service revenues increased about 54% to approximately $75 million compared to $49 million in the second quarter of 2008. Organic revenue growth was approximately $12 million or approximately 46% of our growth, while acquisitions provided the balance of the increase at approximately $14 million.

Operating income as a percent of revenue decreased to 13.4% in the second quarter of 2009 versus 13.7% in 2008 due mainly to continued VN segment margin pressures from an effective Medicare rate freeze, unfavorable workers compensation experience, acquisition costs incurred in 2009 and favorable bad debt experience in 2008. The quarter ended June 30, 2009 included approximately $260,000 of expensed transaction costs related to acquisitions that would have been included with capitalized acquisition costs under accounting rules prior to 2009.

Interest expense was incurred on funds borrowed to finance our acquisitions. Borrowings (other than letters of credit) under the credit facility are at either the bank’s prime rate plus a margin (ranging from 0.00% to 1.00%, currently 0.25%) or LIBOR plus a margin (ranging from 1.60% to 2.60%, currently 1.85%). The weighted average prime rated based interest rates were 3.50% and 4.00% for the quarters ended June 30, 2009 and 2008, respectively. The weighted average LIBOR-based interest rate was 2.28% for the second quarter of 2009; no borrowings bearing LIBOR-based interest rates were outstanding for the quarter ended June 30, 2008.

The effective income tax rate from continuing operations was approximately 39.0% in 2009 and 40.0% in 2008.

Net income from continuing operations for the second quarter of 2009 was $6.0 million or $0.71 per diluted share compared to $3.9 million or $0.50 per diluted share in 2008. The expensed acquisition costs of $260,000 lowered diluted earnings per share by $0.02 in the second quarter of 2009.

Visiting Nurse (VN) Segment-Three Months

Three months ended June 30,
	2009		2008		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$63,956,937	100.0%	$38,857,909	100.0%	$25,099,028	64.6%
Cost of service revenues	27,295,543	42.7%	16,006,348	41.2%	11,289,195	70.5%
Gross margin	36,661,394	57.3%	22,851,561	58.8%	13,809,833	60.4%
General and administrative expenses:
Salaries and benefits	16,778,739	26.2%	10,117,651	26.0%	6,661,088	65.8%
Other	6,590,836	10.3%	4,151,362	10.7%	2,439,474	58.8%
Total general and administrative expenses	23,369,575	36.5%	14,269,013	36.7%	9,100,562	63.8%
Operating income	$13,291,819	20.8%	$8,582,548	22.1%	$4,709,271	54.9%

Average number of locations	77		58		19	32.8%

All payors:
Patient months	46,940		29,814		17,126	57.4%
Admissions	12,994		9,400		3,594	38.2%
Billable visits	406,360		240,795		165,565	68.8%

Medicare statistics:
Revenue	$57,520,265	89.9%	$36,428,290	93.7%	$21,091,975	57.9%
Billable visits	349,792		222,711		127,081	57.1%
Admissions	11,869		8,638		3,231	37.4%
Episodes started	19,173		12,485		6,688	53.6%

Revenue per completed episode	$2,972		$2,886		$86	3.0%
Visits per episode	17.7		17.3		0.4	2.3%

Net service revenues in the visiting nurse segment for the second quarter of 2009 rose 64.6% to approximately $64 million. The $25 million increase came from a combination of organic growth of about $11 million and from acquired operations of approximately $14 million. The Patient Care acquisition completed August 1, 2008 contributed $13.1 million in revenue for the quarter. Our VN organic growth rate was 29% for the three months ended June 2009. Revenue per completed episode increased about 3.1% over 2008 due to an increase in the acuity level and changes in the geographic mix of the patients we served. The increase in the acuity level of patients served is also reflected in the increase in average number of visits per episode.

Gross margin decreased from 58.8% in 2008 to 57.3% in 2009 due to the effect of flat Medicare reimbursement rates and continuing increases in direct care wages and mileage reimbursement. Total general and administrative expenses as a percent of revenue declined from 36.7% to approximately 36.5% as additional volumes and branches spread general and administrative expenses over a larger revenue base.

Operating income before corporate expense in the VN segment for the second quarter of 2009 increased 55% to $13 million from approximately $9 million in 2008.

VN segment operating margins declined 0.3% of revenue due to pressures from an effective Medicare rate freeze, unfavorable workers compensation experience, acquisition costs incurred in 2009 and favorable bad debt experience in 2008.

Personal Care (PC) Segment-Three Months

Three months ended June 30,
	2009		2008		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$10,894,343	100.0%	$9,842,463	100.0%	$1,051,880	10.7%
Cost of service revenues	7,375,233	67.7%	6,786,560	69.0%	588,673	8.7%
Gross margin	3,519,110	32.3%	3,055,903	31.0%	463,207	15.2%
General and administrative expenses:
Salaries and benefits	1,409,711	12.9%	1,385,351	14.1%	24,360	1.8%
Other	859,816	7.9%	846,563	8.6%	13,253	1.6%
Total general and administrative expenses	2,269,527	20.8%	2,231,914	22.7%	37,613	1.7%
Operating income	$1,249,583	11.5%	$823,989	8.4%	$425,594	51.7%

Admissions	848		965		(117)	-12.1%
Patient months of care	12,940		11,447		1,493	13.0%
Patient days of care	170,870		143,308		27,562	19.2%
Billable hours	621,438		568,492		52,946	9.3%
Revenue per billable hour	$17.53		$17.31		$0.22	1.3%

In early 2009 we placed our Personal Care segment operations under the direction of new management and we believe our results of operations have improved as a result of that change. While admissions growth is constrained to some degree by challenged Medicaid programs in the states we serve, net service revenues in the segment for the second quarter increased 11% to approximately $11 million from approximately $10 million in the same period of last year based on increased volume, slightly lower pricing and slightly lower direct costs per unit of service. Revenue per billable hour increased primarily as a result of mix changes across the states we serve. General and administrative expense as a percent of revenues decreased primarily due to expenses being spread over a larger revenue base. Operating income before corporate expense in the PC segment for the second quarter was $1.2 million in 2009 and $0.8 million in 2008.

SIX MONTHS

Consolidated six months ended June 30,
	2009		2008		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues:
Visiting Nurse	$122,704,732	85.2%	$68,696,167	78.3%	$54,008,565	78.6%
Personal Care	21,341,722	14.8%	19,031,158	21.7%	2,310,564	12.1%
	$144,046,454	100.0%	$87,727,325	100.0%	$56,319,129	64.2%
Operating income before corporate expenses:
Visiting Nurse	$25,484,527	20.8%	$14,037,218	20.4%	$11,447,309	81.5%
Personal Care	2,366,701	11.1%	1,565,482	8.2%	801,219	51.2%
	27,851,228	19.3%	15,602,700	17.8%	12,248,528	78.5%
Corporate expense	8,232,611	5.7%	4,483,587	5.1%	3,749,024	83.6%
Operating income	19,618,617	13.6%	11,119,113	12.7%	8,499,504	76.4%
Interest expense, net	(516,860)	0.4%	(378,757)	0.4%	138,103	36.5%
Income tax expense	(7,502,353)	5.2%	(4,266,792)	4.9%	3,235,561	75.8%
Net income from continuing operations	$11,599,404	8.1%	$6,473,564	7.4%	$5,125,840	79.2%

EBITDA from continuing operations	$21,542,320	15.0%	$12,094,795	13.8%	$9,447,525	78.1%

On a consolidated basis, our year to date 2009 net service revenues increased about 64% to approximately $144 million compared to $88 million in the same period of 2008. Organic revenue growth was approximately $24 million or approximately 43% of our growth, while acquisitions provided the balance of the increase at approximately $32 million.

Operating income as a percent of revenues increased to 13.6% in 2009 versus 12.7% in 2008 based on our ability to leverage our existing infrastructure over a larger revenue base. Net income from continuing operations for 2009 was $11.6 million or $1.40 per diluted share compared to $6.5 million or $0.96 per diluted share in 2008.

Interest expense was incurred on funds borrowed to finance our acquisitions. Borrowings (other than letters of credit) under the credit facility are at either the bank’s prime rate plus a margin (ranging from 0.00% to 1.00%, currently 0.25%) or LIBOR plus a margin (ranging from 1.60% to 2.60%, currently 1.85%). The weighted average prime rated based interest rates were 3.54% and 5.50% for the period ended June 30, 2009 and 2008, respectively. The weighted average LIBOR-based interest rate was 2.34% for 2009; no borrowings bearing LIBOR-based interest rates were outstanding for the period ended June 30, 2008.

The effective income tax rate from continuing operations was approximately 39.3% in 2009 and 39.7% in 2008.

Visiting Nurse (VN) Segment-Six Months

Six months ended June 30,
	2009		2008		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$122,704,732	100.0%	$68,696,167	100.0%	$54,008,565	78.6%
Cost of service revenues	52,673,447	42.9%	28,183,703	41.0%	24,489,744	86.9%
Gross margin	70,031,285	57.1%	40,512,464	59.0%	29,518,821	72.9%
General and administrative expenses:
Salaries and benefits	32,234,189	26.3%	18,335,897	26.7%	13,898,292	75.8%
Other	12,312,569	10.0%	8,139,349	11.8%	4,173,220	51.3%
Total general and administrative expenses	44,546,758	36.3%	26,475,246	38.5%	18,071,512	68.3%
Operating income	$25,484,527	20.8%	$14,037,218	20.4%	$11,447,309	81.5%

Average number of locations	76		58		18	31.0%

All payors:
Patient months	90,061		53,997		36,064	66.8%
Admissions	25,654		17,810		7,844	44.0%
Billable visits	777,811		428,135		349,676	81.7%

Medicare statistics:
Revenue	$109,718,011	89.4%	$64,397,617	93.7%	$45,320,394	70.4%
Billable visits	664,529		393,116		271,413	69.0%
Admissions	23,352		16,223		7,129	43.9%
Episodes started	37,224		22,839		14,386	63.0%

Revenue per completed episode	$2,939		$2,826		$113	4.0%
Visits per episode	17.5		17.3		0.2	1.2%

Net service revenues in the visiting nurse segment for 2009 rose 78.6% to approximately $123 million. The $54 million increase came from a combination of organic growth of about $22 million and from acquired operations of approximately $32 million. Our VN organic growth rate was 35% for the six months ended June 2009. The Patient Care acquisition contributed $25.1 million in revenue for the six months. Revenue per completed episode increased about 4.0% over 2008 due to an increase in the acuity level and changes in the geographic mix of the patients we served. The increase in the acuity level of patients served is also reflected in the increase in average number of visits per episode.

Gross margin decreased from 59.0% in 2008 to 57.1% in 2009 due to the effect of flat Medicare reimbursement rates and continuing increases in direct care wages and mileage reimbursement. Total general and administrative expenses as a percent of revenue declined from 38.5% to approximately 36.3% as additional volumes and branches spread general and administrative expenses over a larger revenue base.

Operating income before corporate expense in the VN segment for 2009 increased 81.5% to approximately $25 million from approximately $14 million in 2008.

Personal Care (PC) Segment-Six Months

Six months ended June 30,
	2009		2008		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$21,341,722	100.0%	$19,031,158	100.0%	$2,310,564	12.1%
Cost of service revenues	14,547,322	68.2%	13,218,802	69.5%	1,328,520	10.1%
Gross margin	6,794,400	31.8%	5,812,356	30.5%	982,044	16.9%
General and administrative expenses:
Salaries and benefits	2,812,532	13.2%	2,648,608	13.9%	163,924	6.2%
Other	1,615,167	7.6%	1,598,266	8.4%	16,901	1.1%
Total general and administrative expenses	4,427,699	20.7%	4,246,874	22.3%	180,825	4.3%
Operating income	$2,366,701	11.1%	$1,565,482	8.2%	$801,219	51.2%

Admissions	1,757		1,918		(161)	-8.4%
Patient months of care	25,726		22,060		3,666	16.1%
Patient days of care	336,020		276,649		59,371	21.5%
Billable hours	1,217,259		1,084,780		132,479	12.2%
Revenue per billable hour	$17.53		$17.54		$(0.01)	-0.1%

Net service revenues in the personal care segment for 2009 increased 12% to approximately $21 million from approximately $19 million in the same period of last year based on increased volume, slightly lower pricing and slightly lower direct costs per unit of service. General and administrative expense as a percent of revenues decreased primarily due to expenses being spread over a larger revenue base. Operating income before corporate expense in the PC segment was $2.4 million in 2009 and $1.6 million in 2008.

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

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against us by various claimants. The claims are in various stages of processing and some may ultimately be brought to trial. We are aware of incidents that have occurred through June 30, 2009 that may result in the assertion of additional claims. We currently carry professional and general liability insurance coverage for this exposure with no deductible.

Liquidity and Capital Resources

Revolving Credit Facility

At June 30, 2009, the Company had a $75 million senior secured revolving credit facility with JP Morgan Chase Bank, NA, as Administrative Agent, Fifth Third Bank, as Syndication Agent and certain other lenders. The facility consists of a $75 million credit line with a maturity date of July 15, 2011 and an “accordion” feature providing for potential future expansion of the facility to $100 million. Borrowings (other than letters of credit) under the credit facility are at either of the bank’s prime rate plus a margin (ranging from 0.00% to 1.00%, currently 0.25%) or LIBOR plus a margin (ranging from 1.60% to 2.60%, currently 1.85%). The margin for prime rate or LIBOR borrowings is determined by the Company’s leverage. Borrowings under the Agreement are secured by a first priority perfected security interest in all tangible and intangible assets of the Company, and all existing and future direct and indirect subsidiaries of the Company as guarantors. At June 30, 2009, the Company’s borrowings were prime rate based and LIBOR-based. The weighted average prime rated-based interest rates were 3.50% and 4.00% for the quarters ended June 30, 2009 and 2008, respectively. The weighted average LIBOR-based borrowing rate was 2.28% for the second quarter of 2009. The Company pays a commitment fee of 0.30% per annum on the unused facility balance. Borrowings are available equal to a multiple of 3.0 times earnings before interest, taxes, depreciation and amortization (“EBITDA”). “EBITDA” may include “Acquired EBITDA” from proforma acquisitions pursuant to a calculation rider, up to 50% of “Adjusted EBITDA”, as defined. Borrowings under the facility may be used for general corporate purposes, including acquisitions. As of June 30, 2009, the formula permitted all $75 million to be used, of which $25.6 million was outstanding. The Company has irrevocable letters of credit, totaling $7.3 million outstanding in connection with its self-insurance programs. Thus, a total of $42.1 million was available for use at June 30, 2009. The Company’s revolving credit facility is subject to various financial covenants. As of June 30, 2009, the Company was in compliance with the covenants. Under the most restrictive of its covenants, the Company was required to maintain minimum net worth of at least $100.6 million at June 30, 2009. At such date our net worth was approximately $107.4 million.

We believe that this facility will be sufficient to fund our operating needs for at least the next year. We will continue to evaluate additional capital, including possible debt and equity investments in the Company, to support a more rapid development of the business than would be possible with internal funds.

Cash Flows

Key elements to the Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008 were:

Net Change in Cash and Cash Equivalents	2009	2008
Provided by (used in):
Operating activities	$9,113,450	$1,414,598
Investing activities	(6,977,601)	(14,814,960)
Financing activities	(2,373,846)	29,486,186
Discontinued operations activities	(10,208)	(78,620)
Net increase (decrease) in cash and cash equivalents	$(248,205)	$16,007,204

2009

Net cash provided by operating activities resulted primarily from current period income of $11.6 million, net of changes in accounts receivable, accounts payable and accrued expenses. Accounts receivable days revenues outstanding were 47 at June 30, 2009 and 48 at December 31, 2008. The cash used in investing activities is primarily due to the final payment of purchase price of $2.8 million from the 2006 Mederi acquisition and $3.4 million for a current period acquisition. Net cash used in financing activities was due satisfaction of a $4 million note payable from the 2006 Mederi acquisition, and net draws of $1.6 million on our credit facility.

2008

Net cash used in operating activities resulted principally from current period income, net of changes in accounts receivable, accounts payable and accrued expenses. Accounts receivable days revenues outstanding were 47 at June 30, 2008 and 44 at December 31, 2007. The cash used in investing activities is primarily due to the Apex Home Healthcare acquisition completed in March 2008. Net cash provided by financing activities resulted primarily from the $41.8 million stock offering in April, 2008, partially offset by $12.4 million of credit facility repayment.

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

Refer to the sections on “Cautionary Statements – Forward Outlook and Risks” and the “Notes to the Consolidated Financial Statements” and elsewhere in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” including specifically the section labeled Health Care Reform Efforts Currently Underway in Congress for additional information.

Medicare Reimbursement Regulations for 2009

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

The following table sets forth a reconciliation of Net Income from Continuing Operations to EBITDA:

                                                                           Three months ended June 30,                        Six months ended June 30,

	2009	2008	2009	2008
Net income from continuing operations	$5,998,974	$3,898,954	$11,599,404	$6,473,564

Add back:
Interest expense	203,899	170,756	516,860	378,757
Income tax expense	3,834,223	2,600,457	7,502,353	4,266,792
Depreciation and amortization	577,780	336,468	1,152,016	642,350
Amortization of stock- based compensation	442,361	207,290	771,687	333,332
Earnings before interest, income taxes, depreciation and amortization (EBITDA) from continuing operations	$11,057,237	$7,213,925	$21,542,320	$12,094,795

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Instruments

The Company does not use derivative instruments.

Market Risk of Financial Instruments

Our primary market risk exposure with regard to financial instruments is to changes in interest rates on long-term obligations.

At June 30, 2009, a hypothetical 100 basis point increase in short-term interest rates would result in a decrease of approximately $256,000 in annual pre-tax earnings due to higher interest expense.

ITEM 4. CONTROLS AND PROCEDURES.

     Disclosure Controls and Procedures – As of June 30, 2009, the Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009.

     Changes in Internal Control Over Financial Reporting - There were no changes in the Company’s internal control over financial reporting during the second quarter of 2009, that have materially affected, or are reasonably likely to materially affect, Almost Family, Inc.’s internal control over financial reporting.

Commission File No. 1-9848

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Information regarding risk factors appears in our Form 10-K for the year ending December 31, 2008, under the heading “Special Caution Regarding Forward – Looking Statements” and in the Form 10-K Part I, Item 1A. Risk Factors. Except as set forth below, there have been no material changes from the risk factors previously disclosed in our Form 10-K.

Health Care Reform Efforts Currently Underway in Congress

Earlier this year, President Obama released his proposed budget outline for the Federal 2010 fiscal year. The proposed budget appears to call for a 5.4% reduction in reimbursement rates for Medicare home health services beginning January 1, 2010. Additionally, although it is less clear, the proposed budget may also be calling for an additional 7% reduction in Medicare home health reimbursement rates.

The US Congress is currently contemplating a comprehensive reform of the US health care system. Three committees of the US House of Representatives have approved a measure, generally consistent with the President’s budget proposal with regard to home health reimbursement rates. That measure is expected to be considered by the full House when it resumes session in September 2009. Two committees of the US Senate are working on companion measures. The Senate Committee on Health, Education, Labor and Pensions (HELP) has approved a measure, which is silent on Medicare home health reimbursement rates while the Senate Finance Committee (SFC) has announced that no measure will come out of SFC prior to resumption of the Senate in September 2009.

Independent of these legislative developments, on July 30, 2009 the Centers for Medicare and Medicaid Services (CMS) published proposed regulations for Medicare reimbursement for home health services which, if enacted in proposed form would increase our Medicare reimbursement rates for 2010 by about 2%. However, in its published commentary CMS indicated that it is soliciting comments on whether certain reimbursement formula reductions currently contemplated to take place in 2011 should be advanced, in part or in whole, in to 2010. Should this take place as the only change to the proposal, our Medicare reimbursement rates for 2010, instead of increasing by about 2% would decrease by about 2%. CMS will accept comments through September 28, 2009 and is expected to issue its final rules for 2010 sometime in late 2009.

There can be no assurance that the President’s proposed budget, the measures passed by the three House committees, or comprehensive health care reform in any form will or will not be passed into law. Further, there can be no assurance that CMS’ proposed 2010 regulations will or will not come into effect in their current form. Accordingly, the Company is unable to predict what impact the ultimate Federal budget or the Congress’ consideration of comprehensive health care reform might have on our financial condition, our results of operations or the realizability of the carrying amount of our assets, in particular intangible assets including goodwill. We may be unable to take actions to mitigate any of whatever negative reimbursement changes might ultimately be enacted. The reimbursement changes ultimately enacted could have a material and adverse effect on our liquidity, results of operations and financial position. Further provisions of any ultimate health care reform may impact the health insurance benefits we currently offer or may be required to offer our employees could also have a material and adverse effect on our liquidity, results of operations and financial position.

At this point, we are unable to predict what actions Congress may take in passing health care reform or the budget for 2010. The implications on the potential budget for 2011, which would actually be passed some time during 2010, are even less predictable.

We can provide you with no assurance that the ultimate outcome of health care reform efforts and/or the Federal budget and resulting Medicare reimbursement rates will not have a material adverse effect on our liquidity, our results of operation, the realizability of the carrying amounts of our intangible assets including goodwill or our financial condition. Further, we are unable to predict what effect, if any, such material adverse effect, if it were to occur, might have on our ability to continue to comply with the financial covenants of our revolving credit facility and our ability to continue to access debt capital through that facility.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other information

None.

Item 6. Exhibits

10.1

Credit Agreement dated as of July 15, 2008, among Almost Family, Inc., the lenders  party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent and Fifth Third Bank as Syndication Agent.

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

32.1

Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1
Unaudited Pro Forma Consolidated Statement of Income for the year ended December 31, 2008, including Notes thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALMOST FAMILY, INC.
Date: August 5, 2009	By /s/ William B. Yarmuth
William B. Yarmuth Chairman of the Board, President & Chief Executive Officer

By /s/ C. Steven Guenthner
C. Steven Guenthner Senior Vice President and Chief Financial Officer