Form 10-Q
period 2009-09-30
ALMOST FAMILY INC
filed 2009-11-04
CIK 799231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR
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
Class of Common Stock $0.10 par value Shares outstanding at October 31, 2009 9,146,295

ALMOST FAMILY, INC. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
ASSETS	September 30, 2009 (UNAUDITED)	December 31, 2008
CURRENT ASSETS:
Cash and cash equivalents	$10,072,590	$1,301,178
Accounts receivable – net	38,404,378	34,760,021
Prepaid expenses and other current assets	2,930,547	3,113,737
Deferred tax assets	7,098,046	4,437,979
TOTAL CURRENT ASSETS	58,505,561	43,612,915

PROPERTY AND EQUIPMENT – NET	4,095,383	4,199,067

GOODWILL	98,179,506	92,170,091

OTHER INTANGIBLE ASSETS	14,613,918	16,715,369

OTHER ASSETS	576,137	518,317
	$175,970,505	$157,215,759

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,293,798	$5,320,763
Accrued other liabilities	19,502,196	22,436,430
Current portion – capital leases and notes payable	493,210	4,774,249
TOTAL CURRENT LIABILITIES	25,289,204	32,531,442

LONG-TERM LIABILITIES:
Revolving credit facility	-	23,998,428
Capital lease obligations	-	111,002
Notes payable	4,300,000	3,100,000
Deferred tax liabilities	3,218,179	1,215,816
Other liabilities	1,149,412	1,476,843
TOTAL LONG-TERM LIABILITIES	8,667,591	29,902,089
TOTAL LIABILITIES	33,956,795	62,433,531

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.05; authorized 2,000,000 shares; none issued or outstanding	-	->
Common stock, par value $0.10; authorized 25,000,000 shares; 9,146,295 and 8,136,723 issued and outstanding	914,630	813,672>
Additional paid-in capital	94,310,539	64,935,673
Retained earnings	46,788,541	29,032,883
TOTAL STOCKHOLDERS’ EQUITY	142,013,710	94,782,228
	$175,970,505	$157,215,759

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended September 30,
	2009	2008
Net service revenues	$76,294,375	$58,437,365
Cost of service revenues	35,779,006	26,953,672
Gross margin	40,515,369	31,483,693
General and administrative expenses:
Salaries and benefits	20,799,942	16,352,793
Other	9,378,248	7,262,549
Total general and administrative expenses	30,178,190	23,615,342
Operating income	10,337,179	7,868,351
Interest expense, net	(156,326)	(355,077)
Income from continuing operations before income taxes	10,180,853	7,513,274
Income tax expense	(3,985,767)	(2,729,479)
Net income from continuing operations	6,195,086	4,783,795
Discontinued operations, net of tax benefits of $18,384 and $12,759	(28,624)	(79,039)
Net income	$6,166,462	$4,704,756

Per share amounts-basic:
Average shares outstanding	8,282,209	8,137,326
Income from continuing operations	$0.75	$0.59
Loss from discontinued operations	-	(0.01)
Net income	$0.75	$0.58

Per share amounts-diluted:
Average shares outstanding	8,457,329	8,357,332
Income from continuing operations	$0.73	$0.57
Loss from discontinued operations	-	(0.01)
Net income	$0.73	$0.56

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Nine months ended September 30,
	2009	2008
Net service revenues	$219,828,607	$145,621,947
Cost of service revenues	102,494,108	67,995,016
Gross margin	117,334,499	77,626,931
General and administrative expenses:
Salaries and benefits	60,469,972	39,805,479
Other	26,840,565	18,875,416
Total general and administrative expenses	87,310,537	58,680,895
Operating income	30,023,962	18,946,036
Interest expense, net	(673,186)	(733,833)
Income from continuing operations before income taxes	29,350,776	18,212,203
Income tax expense	(11,488,120)	(6,996,271)
Net income from continuing operations	17,862,656	11,215,932
Discontinued operations, net of tax benefits of $27,061 and $63,661	(106,999)	(119,165)
Net income	$17,755,657	$11,096,767

Per share amounts-basic:
Average shares outstanding	8,164,360	7,111,182
Income from continuing operations	$2.19	$1.58
Loss from discontinued operations	(0.01)	(0.02)
Net income	$2.18	$1.56

Per share amounts-diluted:
Average shares outstanding	8,318,411	7,298,718
Income from continuing operations	$2.15	$1.54
Loss from discontinued operations	(0.01)	(0.02)
Net income	$2.14	$1.52

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Nine months ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$17,755,657	$11,096,767
Loss from discontinued operations	(106,999)	(119,165)
Income from continuing operations	17,862,656	11,215,932
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	1,752,952	1,151,087
Provision for uncollectible accounts	3,164,030	2,375,792
Stock-based compensation	1,218,909	527,462
Deferred income taxes	(657,704)	(1,152,716)
	23,340,843	14,117,557
Change in certain net assets, net of the effects of acquisitions:
Accounts receivable	(6,642,774)	(11,716,548)
Prepaid expenses and other current assets	183,190	(789,821)
Other assets	(57,821)	(26,455)
Accounts payable and accrued expenses	(22,981)	2,154,591
Net cash provided by operating activities	16,800,457	3,739,324

Cash flows from investing activities:
Capital expenditures	(1,382,133)	(621,360)
Acquisitions, net of cash acquired	(6,406,358)	(58,593,323)
Net cash used in investing activities	(7,788,491)	(59,214,683)

Cash flows from financing activities:
Net revolving credit facility (repayments) borrowings	(23,998,428)	14,096,873
Proceeds from stock option exercises	78,110	54,876
Tax benefit from non-qualified stock option exercises	211,417	84,448
Proceeds from stock offering, net	27,967,387	41,820,562
Principal payments on capital leases and notes payable	(4,392,041)	(200,086)
Net cash (used in) provided by financing activities	(133,555)	55,856,673

Cash flows from discontinued operations:
Operating activities	(106,999)	(119,165)
Investing activities	-	-
Financing activities	-	-
Net cash used in discontinued operations	(106,999)	(119,165)

Net increase in cash and cash equivalents	8,771,412	262,149
Cash and cash equivalents at beginning of period	1,301,178	473,222
Cash and cash equivalents at end of period	$10,072,590	$735,371

Summary of non-cash investing and financing activities:
Acquisitions funded by notes payable	$1,200,000	$3,000,000
Acquisitions funded by stock	$-	$1,000,000

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.           Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2009 and 2008 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. Accordingly, the reader of this Form 10-Q is referred to our Form 10-K for the year ended December 31, 2008 for further information. In the opinion of management of Almost Family, Inc., (the “Company”), the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position at September 30, 2009 and the results of operations for the three and nine month periods and cash flows for the nine month period ended September 30, 2009 and 2008.

The results of operations for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the operating results for the year.

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

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) confirmed the “FASB Accounting Standards Codification” (ASC) as the single source of authoritative nongovernmental U.S. GAAP.  The ASC does not change current U.S. GAAP, but instead simplifies user access to all authoritative U.S. GAAP by providing authoritative literature related to a particular topic in one place.  All existing accounting standard documents have been superseded and all other accounting literature not included in the ASC is considered nonauthoritative.  We adopted the ASC as of July 1, 2009, which did not impact on our financial position, results of operations, or cash flows at September 30, 2009.

2.           Net Revenues

The Company is paid for its services primarily by federal and state third-party reimbursement programs, commercial insurance companies and patients.  Revenues are recorded at established rates in the period during which the services are rendered. Appropriate allowances to give recognition to third party payment arrangements are recorded when the services are rendered.

Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation. It is common for issues to arise related to: 1) medical coding, particularly with respect to Medicare, 2) patient eligibility, particularly related to Medicaid, 3) the determination of cost-reimbursed revenues, and 4) other matters unrelated to credit risk, all of which may result in adjustments to recorded revenue amounts. Management evaluates the potential for revenue adjustments and when appropriate provides allowances for losses based upon the best available information. There is at least a reasonable possibility that recorded estimates could change by material amounts in the near term.

3.          Segment Data

The Company has two reportable segments, Visiting Nurse (VN) and Personal Care (PC). Reportable segments have been identified based upon how management has organized the business by services provided to customers and the criteria in ASC 280, Segment Reporting.

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

The Company’s PC segment services are also provided in patients’ homes. These services (generally provided by paraprofessional staff such as home health aides) are generally of a custodial rather than skilled nature. PC revenues are generated on an hourly basis. Approximately 66% of the PC segment revenues are generated from Medicaid and other government programs while the balance is generated from insurance programs and private pay patients.

Certain general and administrative expenses incurred at the corporate level have not been allocated to the segments.

The Company has service locations in Florida, Kentucky, Connecticut, New Jersey, Ohio, Massachusetts, Alabama, Missouri, Illinois, Pennsylvania and Indiana.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net Revenues
Home Health Care
Visiting nurses	$65,738,993	$48,621,039	$188,443,726	$117,317,207
Personal care	10,555,382	9,816,326	31,384,881	28,304,740
Net revenues	$76,294,375	$58,437,365	$219,828,607	$145,621,947
Operating Income
Home Health Care
Visiting nurses	$13,418,391	$10,000,146	$38,902,918	$24,037,766
Personal care	1,263,325	901,983	3,597,234	2,425,635
Operating income before unallocated corporate expenses	14,681,716	10,902,129	42,500,152	26,463,401
Unallocated corporate expenses	4,344,538	3,033,778	12,476,189	7,517,365
Operating income	$10,337,178	$7,868,351	$30,023,962	$18,946,036

4.          Capitalized Software Development Costs

The Company capitalizes the cost of internally generated computer software developed for the Company’s own use. Software development costs of approximately $64,000 and $73,000 were capitalized in the three months ended September 30, 2009 and 2008, respectively, and $72,000 and $187,000 were capitalized in the nine months ended September 30, 2009 and 2008, respectively. Capitalized software development costs are amortized over a three-year period following the initial implementation of the software.

5.           Goodwill and Other Intangible Assets

The goodwill and indefinite lived intangible assets acquired are stated at cost.  Subsequent to its acquisitions, the Company conducts annual reviews for impairment, or more frequently if circumstances indicate impairment may have occurred.  The Company has completed its most recent annual impairment test as of December 31, 2008 and has determined that no impairment exists.

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

 The following table summarizes the activity related to our goodwill and other intangible assets, net for 2009:

		Other Intangible Assets, Net
		Certificates	Acquired
		of Need and	Name of	Non-compete
	Goodwill	Licenses	Business	Agreements	Total
Balance at 12-31-08	$92,170,091	$7,390,256	$8,650,667	$674,447	$16,715,369
Additions	4,255,578	300,000	200,000	-	500,000
Reclassification*	1,753,837	(1,099,000)	(1,270,000)	(9,836)	(2,378,836)
Amortization	-	-	-	(222,615)	(222,615)
Balance at 9-30-09	$98,179,506	$6,591,256	$7,580,667	$441,996	$14,613,918

*relates to finalization of purchase accounting for Patient Care, Inc.  See Note 12.

Of total goodwill, $94,352,644 relates to the Visiting Nurse segment and $3,826,862 relates to the Personal Care segment.  Amortization expense recognized on intangible assets for the third quarter was $71,145 in 2009 and $150,490 in 2008.  Amortization expense recognized for the nine months ended September 30, 2009 and 2008, was $222,615 and $367,190, respectively.

6.           Revolving Credit Facility

At September 30, 2009, the Company had a $75 million senior secured revolving credit facility with JP Morgan Chase Bank, NA, as Administrative Agent, Fifth Third Bank, as Syndication Agent and certain other lenders.  The facility consists of a $75 million credit line with a maturity date of July 15, 2011 and an “accordion” feature providing for potential future expansion of the facility to $100 million.  Borrowings (other than letters of credit) under the credit facility are at either the bank’s prime rate plus a margin (ranging from 0.00% to 1.00%, currently 0.00%) or LIBOR plus a margin (ranging from 1.60% to 2.60%, currently 1.60%).  The margin for prime rate or LIBOR borrowings is determined by the Company’s leverage.  Borrowings under the Agreement are secured by a first priority perfected security interest in all tangible and intangible assets of the Company, and all existing and future direct and indirect subsidiaries of the Company as guarantors.  At September 30, 2009, the Company had no borrowings outstanding.

The weighted average prime rate-based interest rates were 3.25% and 5.50% for the quarters ended September 30, 2009 and 2008, respectively.  The weighted average LIBOR rate was 2.10% for the third quarter of 2009.  The Company pays a commitment fee of 0.25% per annum on the unused facility balance. Borrowings are available equal to a multiple of 3.0 times earnings before interest, taxes, depreciation and amortization (“EBITDA”). “EBITDA” may include “Acquired EBITDA” from proforma acquisitions pursuant to a calculation rider, up to 50% of “Adjusted EBITDA”, as defined. Borrowings under the facility may be used for general corporate purposes, including acquisitions. As of September 30, 2009, the formula permitted all $75 million to be used, of which no amounts were outstanding. The Company has irrevocable letters of credit, totaling $5.9 million outstanding in connection with its self-insurance programs. Thus, a total of $69.1 million was available for use at September 30, 2009. The Company’s revolving credit facility is subject to various financial covenants. As of September 30, 2009, the Company was in compliance with the covenants. Under the most restrictive of its covenants, the Company was required to maintain minimum net worth of at least $133.6 million at September 30, 2009.  At such date the Company’s net worth was approximately $142.0 million.

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

Fair value is based on the price that would be received to sell the asset or paid to transfer the liability to a market participant.  Fair value is a market-based measurement, not an entity-specific measurement.

ASC 820 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following categories:
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

8.           Stock-Based Compensation

Stock option grant date fair values are determined at the date of grant using a Monte Carlo option valuation model with suboptimal exercise behavior. In the quarter ended March 31, 2009, 58,300 options were issued at an average strike price of $32.85 (fair market value on the dates of grant) to directors and employees. Director options vest at May 15, 2010 and employee options vest ratably over 4 years.  There were no stock option grants in the quarter ended September 30, 2009.

Changes in option shares outstanding are summarized as follows:

	Shares	Wtd. Avg Ex. Price
December 31, 2008	374,139	$14.24

Granted	58,300	33.40
Exercised	(18,750)	(4.49)
Terminated	(8,500)	(15.16)
September 30, 2009	405,189	$17.46

In addition, in the three months ended March 31, 2009, the Company awarded 23,500 restricted shares of Common Stock with a value of $766,675 to certain employees pursuant to the Company’s 2007 Stock and Incentive Compensation Plan.  These awards provide for “cliff” vesting upon the third anniversary of date of grant.  There were no restricted stock awards in the quarter ended September 30, 2009.

9.           Earnings Per Common Share

A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted earnings per common share is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Shares used to compute basic earnings per common share –weighted average shares outstanding	8,282,209	8,137,326	8,164,360	7,111,182
Dilutive effect of stock options	175,120	220,006	154,049	187,536
Shares used to compute diluted earnings per common share	8,457,329	8,357,332	8,318,411	7,298,718

10.         Equity Issuances

In the second quarter of 2008, the Company sold 2,512,500 shares of common stock in a public offering for proceeds of $41.8 million after deducting the underwriting discounts and offering expenses.  In conjunction with the stock offering, the Company retired all of its outstanding Treasury Stock.

In December 2008, the Company filed a shelf registration statement to provide for the issuance of up to $150 million of any combination of common stock, preferred stock, warrants and debt securities.

On August 5, 2009, we entered into a Distribution Agreement with J.P. Morgan Securities Inc.  According to the provisions of this Agreement, we may offer and sell from time to time up to 1,600,000 shares of common stock having an aggregate offering price of up to $50 million through J.P. Morgan, as distribution agent.  Sales of stock will be made by means of ordinary brokers’ transactions on the Nasdaq Global Select Market at market prices, or as otherwise agreed between us and J.P. Morgan.  Under the terms of this Agreement, we also may sell shares of common stock to J.P. Morgan as principal for its own account at a price agreed upon at the time of the sale.  Any sale of shares of common stock to J.P. Morgan as principal would be pursuant to the terms of a separate agreement that would be entered into between us and J.P. Morgan.

This Agreement provides us the right, but not the obligation, to sell shares of common stock in the future, at prices we deem appropriate.  We retain at all times complete control over the amount and timing of each sale, and we will designate the maximum number of shares of common stock to be sold through J.P. Morgan, on a daily basis or otherwise as we and J.P. Morgan agree.  J.P. Morgan will then use commercially reasonable efforts to sell, as our distribution agent and on our behalf, all of the designated shares of common stock.  We may instruct J.P. Morgan not to sell shares of common stock if the sales cannot be effected at or above the price designated by us in any such instruction.  Either we or J.P. Morgan may suspend the offering of shares of common stock pursuant to the Agreement upon proper notice and subject to other conditions.

During the third quarter of 2009, we issued 967,556 of our shares of common stock pursuant to this Agreement.  After commissions of $719 thousand, we received net proceeds of approximately $28.0 million for the issuance of these shares of common stock, and we used the proceeds to reduce the borrowings under our bank credit facility.  As of September 30, 2009 a maximum of 632,444 shares remain available for sale subject to a maximum additional value limit of approximately $22 million.

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

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against us by various claimants.  The claims are in various stages of processing and some may ultimately be brought to trial.  We are aware of incidents that have occurred through September 30, 2009 that may result in the assertion of additional claims.  We currently carry professional and general liability insurance coverage for this exposure with no deductible.

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

The Company has finalized the purchase accounting for the Patient Care acquisition, completed in August 2008, resulting in a reduction in other intangible assets of approximately $2.4 million, a reduction of other accrued liabilities of $625,000 and a increase to goodwill of $1.8 million.

13.         Income Taxes

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

The Company’s effective income tax rate from continuing operations for the three month periods ended September 30, 2009 and 2008 was approximately 39.1% and 36.3%, respectively.  This effective rate differs from the Federal statutory rate of 35.0% primarily due to state and local taxes, net of Federal benefit of approximately 4.1% in 2009 and 1.3 % in 2008.

The Company’s effective income tax rate from continuing operations for the nine month periods ended September 30, 2009 and 2008 was approximately 39.1% and 38.4%, respectively.  This effective rate differs from the Federal statutory rate of 35.0% primarily due to state and local taxes, net of Federal benefit of approximately 4.1% in 2009 and 3.4% in 2008.

14.	Discontinued Operations

The Company reclassifies operating units closed, sold, or held for sale out of continuing operations and into discontinued operations for all periods presented.  During the three month period ending September 30, 2009, one PC facility met the criteria to be classified as discontinued operations.  This facility has been classified as discontinued operations in this report for all periods presented.  Net revenues from discontinued operations were approximately $320,000 and $263,000 in the quarters ended September 30, 2009 and 2008, respectively.  Net losses from the discontinued operations were approximately $29,000 and $79,000 in the quarters ended September 30, 2009 and 2008, respectively.  Such amounts are included in net loss from discontinued operations in the accompanying financial statements.

15.	Subsequent Events

Management has evaluated all events and transactions that occurred after September 30, 2009 through November 4, 2009, the date of issuance of the financial statements.  During this period, the Company had no material subsequent events requiring recognition in the consolidated financial statements or any non-recognized subsequent events requiring disclosure.

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

Cautionary Statements - Forward Outlook and Risks

Certain statements contained in this quarterly report on Form 10-Q, including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “expects,” “assumes,” “trends” and similar expressions, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are based upon the Company’s current plans, expectations and projections about future events.  However, such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These factors include, among others, the following:
▪	enactment of currently proposed health care reform legislation;
▪	changes in Medicare reimbursement levels, including, if enacted, those changes outlines in President Obama’s proposed budget for the Federal 2010 fiscal year;
▪	changes in Medicaid reimbursement levels
▪	general economic and business conditions;
▪	demographic changes;
▪	changes in, or failure to comply with, existing governmental regulations;
▪	legislative proposals for healthcare reform;
▪	effects of competition in the markets in which the Company operates;
▪	liability and other claims asserted against the Company;
▪	ability to attract and retain qualified personnel;
▪	availability and terms of capital;
▪	loss of significant contracts or reduction in revenues associated with major payer sources;
▪	ability of customers to pay for services;
▪	business disruption due to natural disasters or terrorist acts;
▪	ability to successfully integrate the operations of acquired businesses and achieve expected synergies and operating efficiencies from acquisitions, in each case within expected time-frames or at all;
▪	significant deterioration in economic conditions and significant market volatility;
▪	effect on liquidity of the Company’s financing arrangements; and
▪	changes in estimates and judgments associated with critical accounting policies and estimates.

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

Operating Segments

We have two reportable segments, Visiting Nurse (VN) and Personal Care (PC).  Reportable segments have been identified based upon how management has organized the business by services provided to customers and the criteria in ASC 280, Segment Reporting.

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

Our PC segment services are also provided in patients’ homes.  These services (generally provided by paraprofessional staff such as home health aides) are generally of a custodial rather than skilled nature. PC revenues are generated on an hourly basis.  Approximately 66% of the PC segment revenues are generated from Medicaid and other government programs while the balance is generated from insurance programs and private pay patients.

Certain general and administrative expenses incurred at the corporate level have not been allocated to the segments.

We have service locations in Florida, Kentucky, Connecticut, New Jersey, Ohio, Massachusetts, Alabama, Missouri, Illinois, Pennsylvania, and Indiana (in order of pro forma revenue significance).

Health Care Reform Efforts Currently Underway in Congress

The US Congress is currently contemplating a comprehensive reform of the US health care system.  Three committees of the US House of Representatives have approved measures, which have subsequently been merged by House leadership that, if enacted would reduce home health reimbursement rates.  That measure is expected to be considered by the full House in the near future.  Two committees of the US Senate, the Senate Committee on Health, Education, Labor and Pensions (HELP) and the Senate Finance Committee (SFC) have also approved measures that are currently being merged by Senate leadership, after which they are expected to be considered by the full Senate.  Should both the House and the Senate pass legislation, both measures would then be considered by a joint committee for reconciliation of differences and then resubmitted back to both bodies for final vote.  Should such legislation be passed by both houses of Congress it would then be submitted to the President for his signature.  In the event that comprehensive health care reform is not passed into law, the Congress and the President could still enact legislation that could impact the Company’s reimbursement rates.

Independent of these legislative developments, on October 30, 2009 the Centers for Medicare and Medicaid Services (CMS) published final regulations for Medicare reimbursement for home health services which, unless pre-empted by legislative action, would go into effect on January 1, 2010 and would increase our Medicare reimbursement rates for 2010 by about 1.8%.

There can be no assurance that comprehensive health care reform in any form will or will not be passed into law.  Accordingly, the Company is unable to predict what impact the ultimate Federal budget or the Congress’ consideration of comprehensive health care reform might have on our financial condition, our results of operations or the realizability of the carrying amount of our assets, in particular intangible assets including goodwill.  We may be unable to take actions to mitigate any of whatever negative reimbursement changes might ultimately be enacted.  The reimbursement changes ultimately enacted could have a material and adverse effect on our liquidity, results of operations and financial position.  Further provisions of any ultimate health care reform may impact the health insurance benefits we currently offer or may be required to offer our employees which could also have a material and adverse effect on our liquidity, results of operations and financial position.

It is reasonable to expect that the proposed changes, if enacted, might have a more immediate and negative impact on those providers generating lower margins than us, with more leverage relative to earnings than us, with less capital resources than us, or with less ability to adapt their operations.  Certain aspects of the proposed legislation appear to align with the 2009 report of the Medicare Payment Advisory Commission (MedPac).  MedPac suggests, in connection with its recommendation for a rebasing or recalculation of home health reimbursement rates for 2011, that such change may result in some agencies exiting Medicare.  Based on this and our own interpretation of the potential implications of such a rebasing we believe that the proposal, if enacted, may result in a contraction of the number of home health providers.  In the event of such a contraction in the number of providers, we believe the surviving providers may benefit from a higher rate of admissions growth than would have otherwise occurred.  Those surviving providers may earn incremental margins on those higher admissions that may serve to offset a portion of the rate reduction from the Medicare program.  However, there can be no assurance that we will be successful in attracting such higher admissions.

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

RESULTS OF OPERATIONS
THREE MONTHS
Consolidated three months ended September 30,
	2009		2008		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net revenues:
Visiting Nurse	$65,738,993	86.2%	$48,621,039	83.2%	$17,117,954	35.2%
Personal Care	10,555,382	13.8%	9,816,326	16.8%	739,056	7.5%
	$76,294,375	100.0%	$58,437,365	100.0%	$17,857,010	30.6%
Operating income before corporate expenses:
Visiting Nurse	$13,418,391	20.4%	$10,000,146	20.6%	$3,418,245	34.2%
Personal Care	1,263,325	12.0%	901,983	9.2%	361,342	40.1%
	14,681,716	19.2%	10,902,129	18.7%	3,779,587	34.7%
Corporate expense	4,344,538	5.7%	3,033,778	5.2%	1,310,759	43.2%
Operating income	10,337,178	13.5%	7,868,351	13.5%	2,468,828	31.4%
Interest expense, net	(156,326)	0.2%	(355,077)	0.6%	(198,751)	-56.0%
Income tax expense	(3,985,767)	5.2%	(2,729,479)	4.7%	1,256,288>	46.0%
Net income from continuing operations	$6,195,086	8.1%	$4,783,795	8.2%	$1,411,290	29.5%

EBITDA from continuing operations	$11,385,337	14.9%	$8,571,218	14.7%	$2,814,119	32.8%

On a consolidated basis, our third quarter 2009 net service revenues increased about 31% to approximately $76 million compared to $58 million in the third quarter of 2008. Organic revenue growth was approximately $11 million or approximately 60% of our total growth, while acquisitions provided the balance of the increase at approximately $7 million.

Operating income as a percent of revenue was constant at 13.5% in the third quarter of 2009 and 2008. Interest expense was incurred on funds borrowed to finance our acquisitions.  The effective income tax rate from continuing operations was approximately 39.1% in 2009 and 36.3% in 2008.

Net income from continuing operations for the third quarter of 2009 was $6.2 million or $0.73 per diluted share compared to $4.8 million or $0.57 per diluted share in 2008.

Visiting Nurse (VN) Segment-Three Months

Three months ended September 30,
	2009		2008		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$65,738,993	100.0%	$48,621,039	100.0%	$17,117,954	35.2%
Cost of service revenues	28,769,132	43.8%	20,267,645	41.7%	8,501,487	41.9%
Gross margin	36,969,861	56.2%	28,353,394	58.3%	8,616,467	30.4%
General and administrative expenses:
Salaries and benefits	17,136,610	26.1%	12,915,765	26.6%	4,220,845	32.7%
Other	6,414,860	9.8%	5,437,483	11.2%	977,377	18.0%
Total general and administrative expenses	23,551,470	35.8%	18,353,248	37.7%	5,198,223	28.3%
Operating income	$13,418,391	20.4%	$10,000,146	20.6%	$3,418,245	34.2%

Average number of locations	82		64		18	28.1%

All payors:
Patient months	47,744		36,454		11,290	31.0%
Admissions	12,878		10,339		2,539	24.6%
Billable visits	416,328		309,183		107,145	34.7%

Medicare statistics:
Revenue	$59,380,507	90.3%	$43,374,706	89.2%	$16,005,801	36.9%
Billable visits	360,681		261,426		99,255	38.0%
Admissions	11,616		9,479		2,137	22.5%
Episodes started	19,479		14,562		4,917	33.8%

Revenue per completed episode	$3,002		$2,926		$76	2.6%
Visits per episode	17.8		17.4		0.4	2.4%

Net service revenues in the visiting nurse segment for the third quarter of 2009 rose 35.2% to approximately $66 million.  The $17 million increase came from a combination of organic growth of about $10 million and from acquired operations of approximately $7 million.  Our VN organic revenue growth rate was 24.4% for the three months ended September 2009.  Revenue per completed episode increased about 2.6% over 2008 due to an increase in the acuity level and changes in the geographic mix of the patients we served.  The increase in the acuity level of patients served is also reflected in the increase in average number of visits per episode.

Gross margin decreased from 58.3% in 2008 to 56.2% in 2009 due to the effect of flat Medicare reimbursement rates and continuing increases in direct care wage rates.  Total general and administrative expenses as a percent of revenue declined from 37.7% to approximately 35.8% as additional volumes and branches spread general and administrative expenses over a larger revenue base.

Operating income before corporate expense in the VN segment for the third quarter of 2009 increased 34% to $13 million from approximately $10 million in 2008.  VN segment operating margins declined 0.2% of revenue due to pressures from a Medicare rate freeze.

Personal Care (PC) Segment-Three Months

	Three months ended September 30,
	2009		2008		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$10,555,382	100.0%	$9,816,326	100.0%	$739,056	7.5%
Cost of service revenues	7,008,874	66.4%	6,686,027	68.1%	322,847	4.8%
Gross margin	3,546,508	33.6%	3,130,299	31.9%	416,209	13.3%
General and administrative expenses:
Salaries and benefits	1,377,430	13.0%	1,340,411	13.7%	37,020	2.8%
Other	905,752	8.6%	887,906	9.0%	17,847	2.0%
Total general and administrative expenses	2,283,183	21.6%	2,228,316	22.7%	54,866	2.5%
Operating income	$1,263,325	12.0%	$901,983	9.2%	$361,342	40.1%

Admissions	804		861		(57)	-6.6%
Patient months of care	11,822		10,941		881	8.1%
Patient days of care	152,272		137,878		14,394	10.4%
Billable hours	590,662		544,512		46,150	8.5%
Revenue per billable hour	$17.87		$18.03		$(0.16)	-0.9%

In early 2009 we placed our Personal Care segment operations under the direction of new management and we believe our results of operations have improved as a result of that change.  While admissions growth is constrained to some degree by challenged Medicaid programs in the states we serve, net service revenues in the segment for the third quarter increased 7.5% to approximately $11 million from approximately $10 million in the same period of last year based on increased volume offset by slightly lower pricing and slightly lower direct costs per unit of service.  Revenue per billable hour decreased primarily as a result of mix changes across the states we serve.  General and administrative expense as a percent of revenues decreased primarily due to expenses being spread over a larger revenue base.  Operating income before corporate expense in the PC segment for the third quarter was $1.3 million in 2009 and $0.9 million in 2008.

NINE MONTHS

	Consolidated nine months ended September 30
	2009		2008		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues:
Visiting Nurse	$188,443,726	85.7%	$117,317,207	80.6%	$71,126,519	60.6%
Personal Care	31,384,881	14.3%	28,304,740	19.4%	3,080,141	10.9%
	$219,828,607	100.0%	$145,621,947	100.0%	$74,206,660	51.0%
Operating income before corporate expenses:
Visiting Nurse	$38,902,918	20.6%	$24,037,766	20.5%	$14,865,152	61.8%
Personal Care	3,597,234	11.5%	2,425,635	8.6%	1,171,599	48.3%
	42,500,152	19.3%	26,463,401	18.2%	16,036,751	60.6%
Corporate expense	12,476,189	5.7%	7,517,365	5.2%	4,958,824	66.0%
Operating income	30,023,962	13.7%	18,946,036	13.0%	11,077,927	58.5%
Interest expense, net	(673,186)	0.3%	(733,833)	0.5%	(60,647)	-8.3%
Income tax expense	(11,488,120)	5.2%	(6,996,271)	4.8%	4,491,849>	64.2%
Net income from continuing operations	$17,862,656	8.1%	$11,215,932	7.7%	$6,646,725	59.3%

EBITDA from continuing operations	$32,995,823	15.0%	$20,624,585	14.2%	$12,371,239	60.0%

On a consolidated basis, our year to date 2009 net service revenues increased about 51% to approximately $220 million compared to $146 million in the same period of 2008. Organic revenue growth was approximately $34 million or approximately 46% of our total growth, while acquisitions provided the balance of the increase at approximately $40 million.

Operating income as a percent of revenues increased to 13.7% in 2009 versus 13.0% in 2008 based on our ability to leverage our existing infrastructure over a larger revenue base. Net income from continuing operations for 2009 was $17.9 million or $2.15 per diluted share compared to $11.2 million or $1.54 per diluted share in 2008.

Interest expense was incurred on funds borrowed to finance our acquisitions.  The weighted average prime rated based interest rates were 3.25% and 5.5% for the nine months ended September 30, 2009 and 2008, respectively.  The weighted average LIBOR-based interest rate was 2.26% for 2009.  The effective income tax rate from continuing operations was approximately 39.1% in 2009 and 38.4% in 2008.

Visiting Nurse (VN) Segment-Nine Months

	Nine months ended September 30,
	2009		2008		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$188,443,726	100.0%	$117,317,206	100.0%	$71,126,519	60.6%
Cost of service revenues	81,442,579	43.2%	48,451,348	41.3%	32,991,231	68.1%
Gross margin	107,001,146	56.8%	68,865,858	58.7%	38,135,288	55.4%
General and administrative expenses:
Salaries and benefits	49,370,800	26.1%	31,252,717	26.6%	18,118,082	58.0%
Other	18,727,429	9.9%	13,575,375	11.6%	5,152,054	38.0%
Total general and administrative expenses	68,098,228	36.1%	44,828,092	38.2%	23,270,136	51.9%
Operating income	$38,902,918	20.7%	$24,037,766	20.5%	$14,865,152	61.8%

Average number of locations	78		58		20	34.5%

All payors:
Patient months	137,805		90,451		47,354	52.4%
Admissions	38,532		28,149		10,383	36.9%
Billable visits	1,194,139		737,318		456,821	62.0%

Medicare statistics:
Revenue	$169,098,518	89.7%	$107,772,323	91.9%	$61,326,195	56.9%
Billable visits	1,025,210		654,542		370,668	56.6%
Admissions	34,968		25,702		9,266	36.0%
Episodes started	56,703		37,401		19,302	51.6%

Revenue per completed episode	$2,943		$2,832		$111	3.9%
Visits per episode	17.5		17.2		0.3	1.9%

Net service revenues in the visiting nurse segment for 2009 rose 60.6% to approximately $188 million.  The $71 million increase came from a combination of organic growth of about $31 million and from acquired operations of approximately $40 million. Our VN organic revenue growth rate was 32% for the nine months ended September 2009.  The Patient Care acquisition contributed $38.3 million in revenue for the nine months as compared to $7.6 million in 2008.  Revenue per completed episode increased about 4.0% over 2008 due to an increase in the acuity level and changes in the geographic mix of the patients we served.  The increase in the acuity level of patients served is also reflected in the increase in average number of visits per episode.

Gross margin decreased from 58.7% in 2008 to 56.8% in 2009 due to the effect of flat Medicare reimbursement rates and continuing increases in direct care wages and mileage reimbursement.  Total general and administrative expenses as a percent of revenue declined from 38.2% to approximately 36.1% as additional volumes and branches spread general and administrative expenses over a larger revenue base.

Operating income before corporate expense in the VN segment for 2009 increased 61.8% to approximately $39 million from approximately $24 million in 2008.

Personal Care (PC) Segment-Nine Months

	Nine months ended September 30
	2009		2008		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$31,384,881	100.0%	$28,304,740	100.0%	$3,080,141	10.9%
Cost of service revenues	21,213,734	67.6%	19,543,624	69.0%	1,670,110	8.5%
Gross margin	10,171,148	32.4%	8,761,116	31.0%	1,410,032	16.1%
General and administrative expenses:
Salaries and benefits	4,094,663	13.0%	3,900,849	13.8%	193,814	5.0%
Other	2,479,251	7.9%	2,434,632	8.6%	44,619	1.8%
Total general and administrative expenses	6,573,914	20.9%	6,335,481	22.4%	238,433	3.8%
Operating income	$3,597,234	11.5%	$2,425,635	8.6%	$1,171,599	48.3%

Admissions	2,445		2,586		(141)	-5.5%
Patient months of care	35,340		31,986		3,354	10.5%
Patient days of care	448,331		401,539		46,792	11.7%
Billable hours	1,756,498		1,563,377		193,121	12.4%
Revenue per billable hour	$17.87		$18.10		$(0.23)	-1.3%

Net service revenues in the personal care segment for 2009 increased 11% to approximately $31 million from approximately $28 million in the same period of last year based on increased volume, offset by slightly lower pricing and slightly lower direct costs per unit of service.  General and administrative expense as a percent of revenues decreased primarily due to expenses being spread over a larger revenue base.  Operating income before corporate expense in the PC segment was $3.6 million in 2009 and $2.4 million in 2008.

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

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against us by various claimants.  The claims are in various stages of processing and some may ultimately be brought to trial.  We are aware of incidents that have occurred through September 30, 2009 that may result in the assertion of additional claims.  We currently carry professional and general liability insurance coverage for this exposure with no deductible.

Liquidity and Capital Resources

Equity Distribution Program

On August 5, 2009, we entered into a Distribution Agreement with J.P. Morgan Securities Inc.  According to the provisions of this Agreement, we may offer and sell from time to time up to 1,600,000 shares of common stock having an aggregate offering price of up to $50 million through J.P. Morgan, as distribution agent.  Sales of stock will be made by means of ordinary brokers’ transactions on the Nasdaq Global Select Market at market prices, or as otherwise agreed between us and J.P. Morgan.  Under the terms of this Agreement, we also may sell shares of common stock to J.P. Morgan as principal for its own account at a price agreed upon at the time of the sale.  Any sale of shares of common stock to J.P. Morgan as principal would be pursuant to the terms of a separate agreement that would be entered into between us and J.P. Morgan.

This Agreement provides us the right, but not the obligation, to sell shares of common stockin the future, at prices we deem appropriate.  We retain at all times complete control over the amount and timing of each sale, and we will designate the maximum number of shares of common stock to be sold through J.P. Morgan, on a daily basis or otherwise as we and J.P. Morgan agree.  J.P. Morgan will then use its commercially reasonable efforts to sell, as our distribution agent and on our behalf, all of the designated shares of common stock.  We may instruct J.P. Morgan not to sell shares of common stock if the sales cannot be effected at or above the price designated by us in any such instruction.  Either we or J.P. Morgan may suspend the offering of shares of common stock pursuant to the Agreement upon proper notice and subject to other conditions.

During the third quarter of 2009, we issued 967,556 of our shares of common stock pursuant to this Agreement.  After commissions of $719 thousand, we received net proceeds of approximately $28.0 million for the issuance of these shares, and we used the proceeds to reduce the borrowings under our bank credit facility.  As of September 30, 2009 a maximum of 632,444 shares remain available for sale subject to a maximum additional value limit of approximately $22 million.

Revolving Credit Facility

At September 30, 2009, the Company had a $75 million senior secured revolving credit facility with JP Morgan Chase Bank, NA, as Administrative Agent, Fifth Third Bank, as Syndication Agent and certain other lenders.  The facility consists of a $75 million credit line with a maturity date of July 15, 2011 and an “accordion” feature providing for potential future expansion of the facility to $100 million.  Borrowings (other than letters of credit) under the credit facility are at either of the bank’s prime rate plus a margin (ranging from 0.00% to 1.00%, currently 0.00%) or LIBOR plus a margin (ranging from 1.60% to 2.60%, currently 1.60%).  The margin for prime rate or LIBOR borrowings is determined by the Company’s leverage.  Borrowings under the Agreement are secured by a first priority perfected security interest in all tangible and intangible assets of the Company, and all existing and future direct and indirect subsidiaries of the Company as guarantors.

The weighted average prime rated-based interest rates were 3.25% and 5.50% for the quarters ended September 30, 2009 and 2008, respectively.  The weighted average LIBOR-based borrowing rate was 2.10% for the third quarter of 2009.  The Company pays a commitment fee of 0.25% per annum on the unused facility balance. Borrowings are available equal to a multiple of 3.0 times earnings before interest, taxes, depreciation and amortization (“EBITDA”). “EBITDA” may include “Acquired EBITDA” from proforma acquisitions pursuant to a calculation rider, up to 50% of “Adjusted EBITDA”, as defined. Borrowings under the facility may be used for general corporate purposes, including acquisitions.

As of September 30, 2009, the formula permitted all $75 million to be used, of which no amounts were outstanding. The Company has irrevocable letters of credit, totaling $5.9 million outstanding in connection with its self-insurance programs. Thus, a total of $69.1 million was available for use at September 30, 2009. The Company’s revolving credit facility is subject to various financial covenants. As of September 30, 2009, the Company was in compliance with the covenants. Under the most restrictive of its covenants, the Company was required to maintain minimum net worth of at least $133.6 million at September 30, 2009.  At such date our net worth was approximately $142 million.

We believe that this facility plus cash on hand will be sufficient to fund our operating needs for at least the next year.  We will continue to evaluate additional capital, including possible debt and equity investments in the Company, to support a more rapid development of the business than would be possible with internal funds.

Cash Flows
Key elements to the Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 were:

Net Change in Cash and Cash Equivalents	2009	2008
Provided by (used in):
Operating activities	$16,800,457	$3,739,324
Investing activities	(7,788,491)	(59,214,683)
Financing activities	(133,555)	55,856,673
Discontinued operations activities	(106,999)	(119,165)
Net increase in cash and cash equivalents	$8,771,412	$262,149

2009
Net cash provided by operating activities resulted primarily from current period income of $17.8 million, net of changes in accounts receivable, accounts payable and accrued expenses.  Accounts receivable days revenues outstanding were 46 at September 30, 2009 and 48 at December 31, 2008.  The cash used in investing activities is primarily due to the final payment of purchase price of $2.8 million from the 2006 Mederi acquisition, $3.6 million for a current period acquisition and capital expenditures of $1.4.  Net cash used in financing activities resulted from satisfaction of a $4 million note payable from the 2006 Mederi acquisition, net proceeds from the sale of common stock of $28 million and net repayment of $24 million on our credit facility.

2008
Net cash used in operating activities resulted principally from current period income, net of changes in accounts receivable, accounts payable and accrued expenses.  Accounts receivable days revenues outstanding were 51 at September 30, 2008 and 44 at December 31, 2007.  The cash used in investing activities is primarily due to the Apex Home Healthcare acquisition completed in March 2008 and the Patient Care acquisition completed in August 2008.  Net cash provided by financing activities resulted primarily from the $41.8 million stock offering in April, 2008, partially offset by $14.1 million of credit facility repayment.

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

The following table sets forth a reconciliation of Net Income from Continuing Operations to EBITDA:

	Three months ended September 30		Nine months ended September 30
	2009	2008	2009	2008
Net income from continuing operations	$6,195,086	$4,783,795	$17,862,656	$11,215,932

Add back:
Interest expense	156,326	355,077	673,186	733,833
Income tax expense	3,985,767	2,729,479	11,488,120	6,996,271
Depreciation and amortization	600,936	508,737	1,752,952	1,151,087
Amortization of stock-based compensation	447,222	194,130	1,218,909	527,462
Earnings before interest, income taxes, depreciation and amortization (EBITDA) from continuing operations	$11,385,337	$8,571,218	$32,995,823	$20,624,585

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Instruments

The Company does not use derivative instruments.

Market Risk of Financial Instruments

Our primary market risk exposure with regard to financial instruments is to changes in interest rates on long-term obligations.

At September 30, 2009, the Company has no outstanding amounts on its revolving credit facility and, therefore, a hypothetical 100 basis point increase in short-term interest rates would have no impact on annual pre-tax earnings due to higher interest expense.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures – As of September 30, 2009, the Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009.

Changes in Internal Control Over Financial Reporting - There were no changes in the Company’s internal control over financial reporting during the third quarter of 2009, that have materially affected, or are reasonably likely to materially affect, Almost Family, Inc.’s internal control over financial reporting.

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

Health Care Reform Efforts Currently Underway in Congress

The US Congress is currently contemplating a comprehensive reform of the US health care system.  Three committees of the US House of Representatives have approved a measure, which have subsequently been merged by House leadership that, if enacted would reduce home health reimbursement rates.  That measure is expected to be considered by the full House in the near future.  Two committees of the US Senate, the Senate Committee on Health, Education, Labor and Pensions (HELP) and the Senate Finance Committee (SFC) have also approved measures that are currently being merged by Senate leadership, after which they are expected to be considered by the full Senate.  Should both the House and the Senate pass legislation, both measures would then by considered by a joint committee for reconciliation of differences and then resubmitted back to both bodies for final vote.  Should such legislation be passed by both houses of Congress it would then be submitted to the President for his signature.  In the event that comprehensive health care reform is not passed into law, the Congress and the President could still enact legislation that could impact the Company’s reimbursement rates.

Independent of these legislative developments, on October 30, 2009 the Centers for Medicare and Medicaid Services (CMS) published final regulations for Medicare reimbursement for home health services which, unless pre-empted by legislative action, would go into effect on January 1, 2010 and would increase our Medicare reimbursement rates for 2010 by about 1.8%.

There can be no assurance that comprehensive health care reform in any form will or will not be passed into law.  Accordingly, the Company is unable to predict what impact the ultimate Federal budget or the Congress’ consideration of comprehensive health care reform might have on our financial condition, our results of operations or the realizability of the carrying amount of our assets, in particular intangible assets including goodwill.  We may be unable to take actions to mitigate any of whatever negative reimbursement changes might ultimately be enacted.  The reimbursement changes ultimately enacted could have a material and adverse effect on our liquidity, results of operations and financial position.  Further provisions of any ultimate health care reform may impact the health insurance benefits we currently offer or may be required to offer our employees which could also have a material and adverse effect on our liquidity, results of operations and financial position.

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

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

(a)           The annual meeting of stockholders of Almost Family, Inc. was held on August 10, 2009.
(c)           Certain matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

Proposals and Vote Tabulations

	Votes Cast
Management Proposals	For	Against	Abstain	Broker Non-votes
Approval of the appointment of independent auditors for 2009	7,254,572	52,919	6,023	0
Approval of the 2009 Employee Stock Purchase Plan	4,621,468	60,767	11,729	2,619,550

Election of Directors

Director	Votes Received	Votes Withheld
William B. Yarmuth	7,109,947	203,567
Steven B. Bing	7,091,899	221,615
Donald G. McClinton	7,100,905	212,609
Tyree G. Wilburn	6,667,886	645,628
Jonathan D. Goldberg	6,793,345	520,169
W. Earl Reed, III	7,130,048	183,466
Henry M. Altman, Jr.	7,131,873	181,641

Item 5. Other information

At its regularly scheduled meeting on November 2, 2009 the Company’s Board of Directors changed John B. Walker’s title from Vice President and Chief Accounting Officer to Vice President -- Finance.  Mr. Walker’s previous duties as principal accounting officer will be added to the duties of C. Steven Guenthner, Senior Vice President and Chief Financial Officer.  Mr. Guenthner, 49, has served as the Company's Senior Vice President and Chief Financial Officer since 1992.  No compensation changes were made.  Messrs. Guenthner and Walker serve at the pleasure of the Board of Directors.

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

ALMOST FAMILY, INC.

Date: November 4, 2009	By:	/s/ William B. Yarmuth
William B. Yarmuth Chairman of the Board, President & Chief Executive Officer

By:	/s/ C. Steven Guenthner
C. Steven Guenthner Senior Vice President and Chief Financial Officer