Form 10-K
period 2009-12-31
ALMOST FAMILY INC
filed 2010-02-25
CIK 799231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

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

Title of Each Class
Common Stock, par value $.10 per share

Name of Each Exchange on Which Registered:
NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes ☐  No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ]  No [X]

As of June 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $190,961,586 based on the last sale price of a share of the common stock as of June 30, 2009 ($26.60), as reported by the NASDAQ Global Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 23, 2010
Common Stock, $.10 par value per share	9,154,303 Shares

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders is incorporated by reference in Part III to the extent described therein.

PART III		67

Item 10.	Directors, Executive Officers and Corporate Governance	67

Items 11, 12, 13 and 14. Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions; and Director Independence; and Principal Accountant Fees and Services		68

PART IV		69

Item 15.	Exhibits and Financial Statement Schedules	69

In this report, the terms “Company,” “we,” “us” or “our” mean Almost Family, Inc. and all subsidiaries included in our consolidated financial statements.

Special Caution Regarding Forward-Looking Statements

Certain statements contained in this annual report on Form 10-K, including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “expects,” “assumes,” “trends” and similar expressions, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon the Company’s current plans, expectations and projections about future events.  However, such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, the following:

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

•                  potential audits and investigations by government and regulatory agencies

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

For a detailed discussion of these and other factors that could cause the Company’s actual results to differ materially from the results contemplated by the forward-looking statements, please refer to Item 1A. “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report.  The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission (“SEC”), the Company does not intend to publicly release any revisions to forward-looking statements to reflect unforeseen or other events after the date of this report.  The Company has provided a detailed discussion of risk factors within this annual report on Form 10-K and various filings with the SEC.  The reader is encouraged to review these risk factors and filings.

PART I

ITEM 1.  BUSINESS

Introduction

Almost Family, Inc. TM and subsidiaries (collectively “Almost Family”) is a leading, regionally focused provider of home health services.  We have service locations in Florida, Kentucky, Connecticut,  New Jersey, Ohio, Massachusetts, Alabama, Missouri, Illinois, Pennsylvania and Indiana (in order of revenue significance).

We were incorporated in Delaware in 1985.  Through a predecessor merged into the Company in 1991, we have been providing health care services, primarily home health care, since 1976.  On January 31, 2000, we changed the Company’s name to Almost Family, Inc. from Caretenders ® HealthCorp.  We reported approximately $298 million of revenues from continuing operations in the year ended December 31, 2009.  Unless otherwise indicated, the financial information included in Part I is for continuing operations.

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

How We Are Currently Organized and Operate

The Company has two reportable segments, Visiting Nurse (VN) and Personal Care (PC).  Reportable segments have been identified based upon how management has organized the business by services provided to customers and the criteria in Accounting Standards Codification (ASC) Topic 280, Segment Reporting, (formerly Statement of Financial Accounting Standards (SFAS) No. 131).

Our VN segment provides a comprehensive range of Medicare-certified home health nursing services to patients in need of recuperative care, typically following a period of hospitalization or care in another type of inpatient facility. Our services are often provided to patients in lieu of additional care in other settings, such as long term acute care hospitals, inpatient rehabilitation hospitals or skilled nursing facilities.  Our nurses, therapists, medical social workers and home health aides work closely with patients and their families to design and implement an individualized treatment response to a physician-prescribed plan of care.  We also offer specialty programs based on local needs, such as our Frail Elderly Care Management, Optimum Balance Program, Cardiocare Program, Orthopedic Program and Urology Program.  VN Medicare revenues are generated on a per episode basis rather than a fee per visit or hourly basis.  Approximately 90% of the VN segment revenues are generated from the Medicare program while the balance is generated from Medicaid and private insurance programs.

Our PC segment provides services in patients’ homes on an as-needed, hourly, or live-in basis. These services include personal care, medication management, meal preparation, caregiver respite and homemaking. Our services are often provided to patients who would otherwise be admitted to skilled nursing facilities for long term custodial care.  PC revenues are generated on an hourly basis.  Approximately 67% of the PC segment revenues are generated from Medicaid and other government programs while the balance is generated from insurance programs and private pay patients.

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

Overview of Our Services

Visiting Nurse Services (VN)

Our Visiting Nurse services consist primarily of the provision of skilled in-home medical services to patients in need of short-term recuperative health care.  Our patients are referred to us by their physicians or upon discharge from a hospital or other type of in-patient facility.  We operate forty-two (42) Medicare-certified home health agencies with a total of eighty-five (85) locations.  In the year ended December 31, 2009, approximately 90% of our visiting nurse segment revenues were derived from the Federal Medicare program.

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

As of December 31, 2009, our operating locations were as follows:

	Visiting Nurse	Personal Care
Geographic Clusters	Branches	Branches

Southeast:
Florida	42	7
Alabama	2	—

Northeast
Connecticut	5	7
New Jersey	3	—
Massachusetts	2	1
Pennsylvania	1	—

Midwest
Kentucky	15	4
Ohio	7	4
Missouri	3	—
Illinois	3	—
Indiana	2	—
Total	85	23

Compensation for Services

We are compensated for our services by (i) Medicare (Visiting Nurse only), (ii) Medicaid, (iii) other third party payors (e.g. insurance companies and other sources), and (iv) private pay (paid by personal funds).  The rates of reimbursement we receive from Medicare, Medicaid and Other Government programs are generally dictated by those programs.  In determining charge rates for goods and services provided to our other customers, we evaluate several factors including cost and market competition.  We sometimes negotiate contract rates with third party providers such as insurance companies.

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

The following table sets forth our revenues from continuing operations derived from each major class of payor during the indicated periods (by percentage of net revenues):

Payor Group	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Medicare	77.3%	74.2%	68.1%
Medicaid and Other Government Programs	17.0%	18.4%	23.3%
Insurance and private pay	5.7%	7.4%	8.6%

Medicare revenues are earned only in our VN segment where they account for 90% of segment revenues.  Historical changes in payment sources are primarily a result of changes in the types of customers we attract.

See “Government Regulation” and “Risk Factors.”  We will monitor the effects of such items and may consider modifications to our expansion and development strategy when and if necessary.

Acquisitions

The Company has completed several acquisitions over the past two fiscal years and will continue to acquire other quality providers of Medicare-certified home health services.  We may consider acquisitions of businesses that provide health care services similar to those we currently offer in our Personal Care segment but we expect most of our acquisition activity to be focused on Visiting Nurse operations.

Factors which may affect future acquisition decisions include, but are not limited to, the quality and potential profitability of the business under consideration, and our profitability and ability to finance the transaction.

Acquisitions During 2009

On June 1, 2009, the Company acquired the assets of the Medicare-certified home health agencies affiliated with Florida-based Central Florida Health Alliance (CFHA), a two-hospital health care company system with home health branches in Leesburg and The Villages for a purchase price of $5.2 million, consisting of $4.0 million in cash and a $1.2 million promissory note.  The cash portion of the transaction was funded from borrowings available on the Company’s existing senior credit facility with JP Morgan Chase Bank, NA.

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

Competition, Marketing and Customers

The visiting nurse industry is highly competitive and fragmented.  Competitors include larger publicly held companies such as Amedisys, Inc. (NasdaqGS: AMED), Gentiva Health Services, Inc. (NasdaqGS: GTIV), LHC Group, Inc. (NasdaqGS: LHCG) and numerous privately held multi-site home care companies, privately held single-site agencies and a significant number of hospital-based agencies. Competition for customers at the local market level is very fragmented and market specific.  Generally, each local market has its own competitive profile and no one competitor has significant market share across all our markets.  To the best of our knowledge, no individual provider has more than 3% share of the national market.

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

We expect government officials to continue to review and assess alternative health care delivery systems and payment methodologies. Changes in the law or new interpretations of existing laws may have a dramatic effect on the definition of permissible or impermissible activities, the relative cost of doing business, and the methods and amounts of payments for medical care by both governmental and other payors.  We expect legislative changes intended to “balance the budget” and slow the annual rate of growth of Medicare and Medicaid to continue. Such future changes may further impact reimbursement for our services. There can be no assurance that future legislation or regulatory changes will not have a material adverse effect on our operations.

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

Period	Base episode Payment (1)
January 1, 2007 through December 31, 2007	$2,339
January 1, 2008 through December 31, 2008	$2,270
January 1, 2009 through December 31, 2009	$2,272
January 1, 2010 through December 31, 2010	$2,313

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

Medicare reimbursement on an episodic basis, is subject to change if the actual number of therapy visits differs from the number anticipated at the start of care or if the patient is discharged but readmitted to another agency within the same 60-day episodic period.  Our revenue recognition under the Medicare reimbursement program is based on certain variables including, but not limited, to: (i) changes in the base episode payments established by the Medicare Program; (ii) adjustments to the base episode payments for partial episodes and for other factors, such as case mix, geographic wages, low utilization and intervening events; and, (iii) recoveries of overpayments. Adjustments to revenue result from differences between estimated and actual reimbursement amounts, an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk.  We recognize Medicare revenue on an episode-by-episode basis during the course of each episode over its expected number of visits.

In October 2009 the Centers for Medicare & Medicaid Services (“CMS”) published regulations specifying Medicare home health reimbursement rates for 2010.  Medicare rates for 2010 include a “market basket update” rate increase of 2.0% plus a 2.5% “outlier policy” adjustment less a 2.75% “case mix creep” adjustment.  Accordingly, 2010 Medicare rates are about 1.75% higher than in 2009.

Refer to the “Risk Factors” below, the “Notes to the Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

Medicaid Reimbursement

As shown in “Compensation for Services” above, approximately 17% of our 2009 revenues were derived from state Medicaid and Other Government Programs, many of which currently face significant budget issues.  The financial condition of the Medicaid programs in each of the states in which we operate is cyclical and many may be expected from time to time to take actions or evaluate taking actions to control the rate of growth of Medicaid expenditures.  Among these actions are the following:

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

•        slowing payments to providers by increasing the minimum time in which payments are made

•        limiting reimbursement rate increases

•        increased utilization of self-directed care alternatives

•        shifting beneficiaries from traditional coverage to Medicaid managed care providers

•        changing regulations under which providers must operate.

The actions that might be taken or considered are because the number of Medicaid beneficiaries and their related expenditures are growing at a faster rate than the government’s revenue.  Medicaid is consuming a greater percentage of states’ budget.  This issue is exacerbated when revenues slow in a slowing economy.  We believe that these financial issues are cyclical in nature rather than indicative of the long-term prospect for Medicaid funding of health care services.  Additionally, we believe our services offer the lowest cost alternative to institutional care and are a part of the solution to the states’ Medicaid financing problems.  It is possible that actions taken by the state Medicaid programs in the future could have a significant unfavorable impact on our results of operations, financial condition and liquidity.

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

Other Regulations

A series of laws and regulations dating back to the Omnibus Budget Reconciliation Act of 1987 (“OBRA 1987”) and through the Medicare Prescription Drug Bill of 2003 have been enacted and apply to us. Changes in applicable laws and regulations have occurred from time to time since OBRA 1987 including reimbursement reductions and changes to payment rules.  Changes are also expected to occur continuously for the foreseeable future.

As a provider of services under Medicare and Medicaid programs, we are subject to the Medicare and Medicaid anti-kickback statute, also known as the “fraud and abuse law.” This law prohibits any bribe, kickback, rebate or remuneration of any kind in return for, or as an inducement for, the referral of Medicare or Medicaid patients. We may also be affected by the Federal physician self-referral prohibition, known as the “Stark” law, which, with certain exceptions, prohibits physicians from referring patients to entities in which they have a financial interest or from which they receive financial benefit.  Many states in which we operate have adopted similar self-referral laws, as well as laws that prohibit certain direct or indirect payments or fee-splitting arrangements between health care providers, if such arrangements are designed to induce or to encourage the referral of patients to a particular provider.

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

We are subject to routine and periodic surveys, audits and investigations by various governmental agencies.  We believe that we are in material compliance with applicable laws. However, we are unable to predict what additional government regulations, if any, affecting our business may be enacted in the future, how existing or future laws and regulations might be interpreted or whether we will be able to comply with such laws and regulations either in the markets in which we presently conduct, or wish to commence, business.

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

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against us by various claimants.  The claims are in various stages of processing and some may ultimately be brought to trial.  We are aware of incidents that have occurred through December 31, 2009 that may result in the assertion of additional claims.  We currently carry professional and general liability insurance coverage for this exposure with no deductible.  Prior to April 1, 2007 we carried coverage with a deductible per claim of $500,000.

Total premiums, excluding our exposure to claims and deductibles, for all our non-health insurance programs were approximately $1,263,000 for the contract year ending March 31, 2009.  On April 1, 2009, we completed our renewal for the contract year ending March 31, 2010 with total estimated premiums of $1,316,000.

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

Employees and Labor Relations

As of December 31, 2009 we had approximately 6,123 employees.  None of our employees are represented by a labor organization.  We believe our relationship with our employees is satisfactory.

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

Risks Related to Our Industry

Health Care Reform Efforts Currently Underway in Congress

The US Congress has been pursuing a comprehensive reform of the US health care system since early 2009.  In late 2009, the US House of Representatives and the Senate passed separate measures either of which, if enacted, would reduce home health reimbursement rates.  Due to recent political developments it is unclear if any attempts will be made to reconcile differences in the two bills, to pass either of the two bills or to start anew with new legislation, or whether comprehensive reform efforts will be abandoned entirely.  On February 22, 2010, the President announced his own proposal which we believe mirrors the Senate plan as it relates to home healthcare. Should such legislation ultimately be passed by both houses of Congress it would then be submitted to the President for his signature before becoming law.  In the event that comprehensive health care reform is not passed into law, the Congress and the President could still enact legislation that could impact the Company’s reimbursement rates.

There can be no assurance that comprehensive health care reform, or other legislation impacting the Company’s reimbursement rates, in any form will or will not be passed into law.  Accordingly, the Company is unable to predict what impact the ultimate Federal budget or the Congress’ consideration of comprehensive health care reform or reimbursement rates might have on our financial condition, our results of operations or the realizability of the carrying amount of our assets, in particular intangible assets including goodwill.  We may be unable to take actions to mitigate any of whatever negative reimbursement changes might ultimately be enacted.  The reimbursement changes ultimately enacted could have a material and adverse effect on our liquidity, results of operations and financial position.  Further provisions of any ultimate health care reform may impact the health insurance benefits we currently offer or may be required to offer our employees which could also have a material and adverse effect on our liquidity, results of operations and financial position.

At this point, we are unable to predict what actions Congress may take in passing health care reform or the changes to the Federal budget for 2010.  The implications on the potential budget for 2011, which would actually be passed some time during 2010, are even less predictable.

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

The current crisis in world-wide economies and credit and financial markets may adversely affect our future results of operations and financial condition, as well as our ability to access credit and capital.

As widely reported, global capital and credit markets have been experiencing extreme disruptions and turmoil for over 12 months, including the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. This has resulted in severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. There can be no assurance that there will not be further deterioration in credit and financial markets and confidence in economic conditions. While the ultimate outcome of these events cannot be predicted, it may have a material adverse affect on the Company. The current crisis may cause budget deficits or other reductions in reimbursement by Medicare, Medicaid and other third-party payors which may result in decreased revenue growth and a decrease in our profitability. Our contractors and suppliers may also be negatively impacted by these conditions and our ability to provide patient care at a lower cost may diminish and reduce our profitability. The continuing disruption in the credit and capital markets may restrict our access to capital. As a result, our ability to incur additional indebtedness to fund operations and acquisitions may be constrained. If the economic conditions continue to deteriorate or do not improve, our results of operations or financial condition could be materially and adversely affected.

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

We are subject to extensive government regulation, audits and investigations. Any changes to the laws and regulations governing our business, or the interpretation and enforcement of those laws or regulations, could cause us to modify our operations and could negatively impact our operating results.

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

In addition, we are subject to various routine and non-routine governmental reviews, audits, and investigations. For example, we are in the process of complying with a civil subpoena from the United States Department of Health and Human Services Office of Inspector General we received in December 2009.  The subpoena seeks the production of various business records relating to our visiting nurse operations in Birmingham, Alabama, which we acquired in July 2006 and which generated approximately 2% of our consolidated revenues in 2009.  Due to the limited information we currently have about the nature and status of this matter and the preliminary posture of the request, we cannot predict the timing or eventual outcome of this matter.

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

Our success depends significantly on referrals from physicians, hospitals and other patient referral sources in the communities that our home care agencies serve, as well as on our ability to maintain good relationships with these referral sources. Our referral sources are not contractually obligated to refer home care patients to us and may refer their patients to other providers. Our growth and profitability depend on our ability to establish and maintain close working relationships with these patient referral sources and to increase awareness and acceptance of the benefits of home care by our referral sources and their patients. We cannot assure you that we will be able to maintain our existing referral source relationships or that we will be able to develop and maintain new relationships in existing or new markets. Our loss of, or failure to maintain, existing relationships or our failure to develop new relationships could adversely affect our ability to expand our operations and operate profitably.

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

The services we offer involve an inherent risk of professional liability and related substantial damage awards. On any given day, we have several hundred nurses and therapists and other direct care personnel driving to and from patients’ homes where they deliver medical and other care. Due to the nature of our business, we and the caregivers who provide services on our behalf may be the subject of medical malpractice claims. These caregivers could be considered our agents, and, as a result, we could be held liable for their medical negligence. We cannot predict the effect that any claims of this nature, regardless of their ultimate outcome, could have on our business or reputation or on our ability to attract and retain patients and employees. We maintain malpractice liability insurance and are responsible for amounts in excess of the limits of our coverage.

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

We rely significantly on our ability to attract and retain caregivers who possess the skills, experience, and licenses necessary to meet the requirements of our patients.  We compete for personnel with other providers of home nursing services.  Our ability to attract and retain caregivers depends on several factors, including our ability to provide these caregivers with attractive assignments and competitive benefits and salaries.  We cannot assure you that we will succeed in any of these areas.  In addition, there are occasional shortages of qualified healthcare personnel in some of the markets in which we operate.  As a result, we may face higher costs of attracting caregivers and providing them with attractive benefit packages than we originally anticipated and, if that occurs, our profitability could decline.  Finally, although this is currently not a significant factor in our existing markets, if we expand our operations into geographic areas where healthcare providers have historically unionized, we cannot assure you that the negotiation of collective bargaining agreements will not have a negative effect on our ability to timely and successfully recruit qualified personnel.  Generally, if we are unable to attract and retain caregivers, the quality of our services may decline, and we could lose patients and referral sources.

Risks Related to Our Business

We depend on Medicare for the largest portion of our revenues.

For the years ended December 31, 2009, 2008 and 2007, we received 77%, 74% and 68%, respectively, of our revenue from Medicare.  Further, the acquisitions completed by us in 2009, 2008 and 2007 substantially increase our dependence on Medicare reimbursement.  Reductions in Medicare reimbursement could have an adverse impact on our profitability. Such reductions in payments to us could be caused by:

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

For the year ended December 31, 2009, approximately 7.5%, 4.4% and 3.1% of our revenues were generated from Medicaid reimbursement programs in the states of Connecticut, Ohio and Kentucky, respectively.

Approximately 17% of our 2009 revenues were derived from state Medicaid and other government programs, many of which currently face significant budget issues. The financial condition of the Medicaid programs in each of the states in which we operate is cyclical and many may be expected from time to time to take actions or evaluate taking actions to control the rate of growth of Medicaid expenditures. Among these actions are the following:

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

•        limiting reimbursement rate increases

•        increased utilization of self-directed care alternatives

•        shifting beneficiaries from traditional coverage to Medicaid managed care providers

•        changing regulations under which providers must operate

States may be expected to address these issues because the number of Medicaid beneficiaries and their related expenditures are growing at a faster rate than the government’s revenue. Medicaid is consuming a greater percentage of states’ budgets.  This issue is exacerbated when revenues slow in a slowing economy. We believe that these financial issues are cyclical in nature rather than indicative of the long-term prospect for Medicaid funding of health care services. Additionally, we believe our services offer the lowest cost alternative to institutional care and are a part of the solution to the states’ Medicaid financing problems. It is possible, however, that the actions taken by the state Medicaid programs in the future could have a significant unfavorable impact on our results of operations, financial condition and liquidity.

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

Effective January 1, 2010, the Centers for Medicare and Medicaid Services (CMS) implemented a prohibition of the sale or transfer of the Medicare Provider Agreement for any Medicare-certified home health agency that has been in existence for less than 36 months or that has undergone a change of ownership in the last 36 months.  This limitation may reduce the number of home health agencies that otherwise would have been available for acquisition and may limit our ability to successfully pursue our acquisition strategy.

We may require additional capital to pursue our acquisition strategy.

At December 31, 2009, we had cash and cash equivalents of approximately $19.4 million and additional borrowing capacity of approximately $69.1 million.  Based on our current plan of operations, including acquisitions, we cannot assure you that this amount will be sufficient to support our current growth strategies.  We cannot readily predict the timing, size, and success of our acquisition efforts and the associated capital commitments.  If we do not have sufficient cash resources, our growth could be limited unless we obtain additional equity or debt financing.  In December 2008, we filed a $150.0 million shelf registration statement with the availability for the issuance of any combination of common stock, preferred stock, warrants and debt securities.  The registration statement became effective December 12, 2008, and on August 5, 2009, we entered into a Distribution Agreement to offer and sell from time to time up to 1,600,000 shares of common stock having an aggregate offering price of up to $50 million through a distribution agent. In 2009, we issued 967,556 of our shares of common stock and as of December 31, 2009, a maximum of 632,444 shares remain available for sale subject to a maximum additional value limit of approximately $22 million.  At some future point we may elect to issue additional equity or debt securities in conjunction with raising capital or completing an acquisition.  We cannot assure you that such issuances will not be dilutive to existing shareholders.

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

Further, our information systems are vulnerable to damage or interruption from fire, flood, natural disaster, power loss, telecommunications failure, break-ins and similar events.  A failure to restore our information systems after the occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.  Because of the confidential health information we store and transmit, loss of electronically-

stored information for any reason could expose us to a risk of regulatory action, litigation, possible liability and loss.

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

We bear significant insurance risk under our large-deductible workers’ compensation insurance program and our self-insured employee health program.  Under our workers’ compensation insurance program, we bear risk up to $400,000 per incident. We purchase stop-loss insurance for our employee health plan that places a specific limit, generally $100,000, on our exposure for any individual covered life.  However, we cannot assure you that claims will not be made in the future in excess of the limits of such insurance, if any, nor can we assure you that any such claims, if successful and in excess of such limits, will not have a material adverse effect on our ability to conduct business or on our assets.  Our insurance coverage also includes fire, property damage, and general liability with varying limits.  Although we maintain insurance consistent with industry practice, we cannot assure you that the insurance we maintain will satisfy claims made against us.  In addition, as a result of operating in the home healthcare industry, our business entails an inherent risk of claims, losses and potential lawsuits alleging employee accidents that may occur in a patient’s home.  Finally, we cannot assure you that insurance coverage will continue to be available to us at commercially reasonable rates, in adequate amounts or on satisfactory terms.  Any claims made against us, regardless of their merit or eventual outcome, could damage our reputation and business.

We have established reserves for Medicare and Medicaid liabilities that may be payable by us in the future. These liabilities may be subject to audit or further review, and we may owe additional amounts beyond what we expect and have reserved.

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

At December 31, 2009, 9,150,672 shares of our common stock were outstanding.  In 2007, we established the 2007 Stock and Incentive Compensation Plan for the benefit of employees and directors providing for the issuance of up to 500,000 shares of common stock.  Moreover, as of December 31, 2009, 695,938 shares of our common stock remained reserved for issuance pursuant to our incentive compensation plans and 300,000 shares of our common stock reserved for issuance pursuant to our employee stock purchase plan.  The market price of our common stock could decline as a result of sales of substantial amounts of our common stock to the public or the perception that substantial sales could occur.  These sales also may make it more difficult for us to sell common stock in the future to raise capital.

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

We have 137 real estate leases ranging from approximately 100 to 35,000 square feet of space in their respective locations.  See “Item 1. Business — Operating Segments” and Note 9 to our audited consolidated financial statements.  We believe that our facilities are adequate to meet our current needs, and that additional or substitute facilities will be available if needed.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, we are subject to various legal actions arising in the ordinary course of our business, including claims for damages for personal injuries.  In our opinion the ultimate resolution of any of these pending claims and legal proceedings will not have a material effect on our financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal 2009.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select market under the symbol “AFAM”  Set forth below are the high and low sale prices for the common stock for the periods indicated as reported by NASDAQ:

Closing Common Stock Prices

Quarter Ended:	High	Low
March 31, 2008	$22.48	$18.67
June 30, 2008	27.07	17.00
September 30, 2008	45.87	25.77
December 31, 2008	51.47	33.11
March 31, 2009	47.32	15.10
June 30, 2009	31.61	20.40
September 30, 2009	31.82	23.46
December 31, 2009	41.84	29.03

On February 23, 2010, the last reported sale price for the common stock reported by NASDAQ was $36.68 and there were approximately 374 holders of record of our common stock.  No cash dividends have been paid by us during the periods indicated above.  We do not presently intend to pay dividends on our common stock and will retain our earnings for future operations and the growth of our business.

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

	Year Ended December 31,
(In thousands except per share data)	2009	2008	2007	2006	2005
Results of operations data:
Net revenues	$297,849	$211,517	$130,907	$88,706	$71,980
Income(loss) from
Continuing operations	$24,689	$16,397	$7,789	$4,263	$2,873
Discontinued operations	(125)	(104)	(185)	(24)	4,995
Net income	$24,564	$16,293	$7,604	$4,239	$7,868

Per share:
Basic:
Number of shares	8,372	7,369	5,436	4,854	4,675
Income (loss) from:
Continuing operations	$2.95	$2.23	$1.43	$0.88	$0.61
Discontinued operations	(0.02)	(0.02)	(0.03)	(0.01)	1.07
Net income	$2.93	$2.21	$1.40	$0.87	$1.68

Diluted:
Number of shares	8,589	7,572	5,600	5,327	5,219
Income (loss) from:
Continuing operations	$2.87	$2.17	$1.39	$0.80	$0.55
Discontinued operations	(0.01)	(0.01)	(0.03)	(0.00)	0.96
Net income	$2.86	$2.16	$1.36	$0.80	$1.51

(1) All share and per share information has been adjusted to reflect a 2-for-1 common stock split completed in January 2007.

	Year Ended December 31,
Balance sheet data	2009	2008	2007	2006	2005
Working capital	$39,568	$11,082	$5,505	$7,163	$10,553
Total assets	183,389	157,097	67,360	53,395	30,543
Long term liabilities	9,140	29,902	17,552	13,520	1,568
Total liabilities	34,412	62,314	32,518	25,656	10,408
Shareholders’ equity	148,977	94,783	34,842	27,740	20,135

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company has two reportable segments, Visiting Nurse (VN) and Personal Care (PC).  Reportable segments have been identified based upon how management has organized the business by services provided to customers and the criteria in ASC Topic 280, Segment Reporting (formerly SFAS No. 131).

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

Health Care Reform Efforts Currently Underway in Congress

The US Congress has been pursuing a comprehensive reform of the US health care system since early 2009.  In late 2009, the US House of Representatives and the Senate passed separate measures either of which, if enacted, would reduce home health reimbursement rates.  Due to recent political developments it is unclear if any attempts will be made to reconcile differences in the two bills, to pass either of the two bills or to start anew with new legislation, or whether comprehensive reform efforts will be abandoned entirely.  On February 22, 2010, the President announced his own proposal which we believe mirrors the Senate plan as it relates to home healthcare.  Should such legislation ultimately be passed by both houses of Congress it would then be submitted to the President for his signature before becoming law.  In the event that comprehensive health care reform is not passed into law, the Congress and the President could still enact legislation that could impact the Company’s reimbursement rates.

Independent of these legislative developments, on January 1, 2010 the Centers for Medicare and Medicaid Services (CMS) implemented final regulations for Medicare reimbursement for home health services which increased our Medicare reimbursement rates for 2010 by about 1.75%. Unless prospectively or retrospectively changed by legislative action, these new rates will remain in effect for the balance of 2010.

There can be no assurance that comprehensive health care reform, or other legislation impacting the Company’s reimbursement rates, in any form will or will not be passed into law.  Accordingly, the Company is unable to predict what impact the ultimate Federal budget or the Congress’ consideration of comprehensive health care reform, or reimbursement rates, might have on our financial condition, our results of operations or the realizability of the carrying amount of our assets, in particular intangible assets including goodwill.  We may be unable to take actions to mitigate any of whatever negative reimbursement changes might ultimately be enacted.  The reimbursement changes ultimately enacted could have a material and adverse effect on our liquidity, results of operations and financial position.  Further provisions of any ultimate health care reform may impact the health insurance benefits we currently offer or may be required to offer our employees which could also have a material and adverse effect on our liquidity, results of operations and financial position.

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

At this point, we are unable to predict what actions Congress may take in passing health care reform or changes to the Federal budget for 2010.  The implications on the potential budget for 2011, which would actually be passed some time during 2010, are even less predictable.

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

Critical Accounting Policies

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. When more than one accounting principle, or the method of its application, is generally accepted, we select the principle or method that is appropriate in the specific circumstances. Application of these accounting principles requires us to make estimates about the future resolution of existing uncertainties; as a result, actual results could differ from these estimates. We evaluate our estimates, including those related to revenue recognition, collectability of accounts receivable, insurance reserves, litigation, goodwill, intangibles and contingencies on an on-going basis.  We base these estimates on our historical experience and other assumptions that we believe are appropriate under the circumstances.  In preparing these financial statements, we have made our best estimates and judgments of the amounts and disclosures included in the financial statements.

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

We report accounts receivable net of estimated allowances for doubtful accounts and adjustments. Accounts receivable consist primarily of amounts due from third-party payors and patients. We evaluate the collectability of our accounts receivable based on certain factors, such as payor types, historical collection trends and aging categories. We calculate our reserve for bad debts based on the length of time that the receivables are past due.  The percentage applied to the receivable balances in the various aging categories is based on historical collection experience, business and economic conditions and reimbursement trends.

Medicare reimbursement on an episodic basis, is subject to change if the actual number of therapy visits differs from the number anticipated at the start of care or if the patient is discharged but readmitted to another agency within the same 60-day episodic period.  Our revenue recognition under the Medicare reimbursement program is based on certain variables including, but not limited, to: (i) changes in the base episode payments established by the Medicare Program; (ii) adjustments to the base episode payments for partial episodes and for other factors, such as case mix, geographic wages, low utilization and intervening events; and, (iii) recoveries of overpayments. Adjustments to revenue result from differences between estimated and actual reimbursement amounts, an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk.  We recognize Medicare revenue on an episode-by-episode basis during the course of each episode over its expected number of visits.

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

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against us by various claimants.  The claims are in various stages of processing and some may ultimately be brought to trial.  We are aware of incidents that have occurred through December 31, 2009 that may result in the assertion of additional claims.  We currently carry professional and general liability insurance coverage for this exposure with no deductible.

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

Goodwill and Other Intangible Assets

Intangible assets are stated at fair value at the time of acquisition and goodwill represents the excess cost over the fair value of net assets acquired and liabilities assumed.  Definite lived intangible assets are amortized on a straight-line basis over the estimated useful life of the asset. Goodwill and indefinite-lived assets are not amortized.  We perform impairment tests of goodwill and indefinite lived assets as required by ASC 350, Intangibles - Goodwill and Other (formerly SFAS No. 142). The impairment analysis requires numerous subjective assumptions and estimates to determine fair value of the respective reporting units.  We estimate the fair value of the related reporting units using a combined market approach (guideline company and similar transaction method) and income approach (discounted cash flow analysis).  These models are based on our projections of future revenues and operating costs and are reconciled to our consolidated market capitalization.  The cash flow forecasts are adjusted by an appropriate discount rate based on our weighted average cost of capital as well as the weighted average cost of capital of other market participants of 15.5% and a terminal growth rate of 3.0%.  A 200 basis point change in either assumption (either individually or in the aggregate) would not result in any impairment of our goodwill balances.  As of December 31, 2009, we completed our impairment review and determined that no impairment charge was required.  Future Medicare and Medicaid reimbursement rates, admissions, volumes, our liquidity and other factors may have a significant impact on our business and required the recognition of impairment charges in the future.

Accounting for Income Taxes

As of December 31, 2009, we have net deferred tax assets of approximately $2,528,000.  The net deferred tax asset is composed of approximately $7,786,000 of current deferred tax assets and approximately $5,258,000 of long-term deferred tax liabilities.  We have provided a valuation allowance against certain deferred tax assets based upon our estimation of realizability of those assets through future taxable income.  This valuation allowance was based in large part on our history of generating operating income or losses in individual tax locales and expectations for the future.  Our ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, competitive pressures on revenues and margins and legislation and regulation at all levels of government. We have considered the above factors in reaching our conclusion that it is more likely than not that future taxable income will be sufficient to fully utilize the net deferred tax assets (net of the valuation allowance) as of December 31, 2009.

Seasonality

Our Visiting Nurse segment operations located in Florida normally experience higher admissions during the first quarter and lower admissions during the third quarter than in the other quarters due to seasonal population fluctuations.

RESULTS OF OPERATIONS

Continuing Operations

Year Ended December 31, 2009 Compared with Year Ended December 31, 2008

(In thousands)

Consolidated	2009		2008		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues:
Visiting Nurse	$256,060	86.0%	$172,977	81.8%	$83,083	48.0%
Personal Care	41,789	14.0%	38,540	18.2%	3,249	8.4%
	$297,849	100.0%	$211,517	100.0%	$86,332	40.8%
Operating income before corporate expenses:
Visiting Nurse	$53,755	21.0%	$36,645	21.2%	$17,110	46.7%
Personal Care	5,166	12.4%	3,770	9.8%	1,396	37.0%
	58,921	19.8%	40,415	19.1%	18,506	45.8%
Corporate expenses	16,846	5.7%	12,216	5.8%	4,630	37.9%
EBIT	42,075	14.1%	28,199	13.3%	13,876	49.2%
Interest expense, net	803	0.3%	1,147	0.5%	(344)	-30.0%
Income tax expense	16,583	5.6%	10,655	5.0%	5,928	55.6%
Net income from continuing operations	$24,689	8.3%	$16,397	7.8%	$8,292	50.6%

EBITDA from continuing operations (1)	$45,831	15.4%	$30,217	14.3%	$15,614	51.7%

On a consolidated basis, our 2009 net service revenues increased 40.8% to approximately $298 million compared to $212 million in 2008.  Organic revenue growth was approximately $42 million or 48.9% of our total growth, while acquisitions provided the balance of the increase of approximately $44 million.

Operating income as a percent of revenues increased to 14.1% in 2009 versus 13.3% in 2008 based primarily on our ability to leverage our existing infrastructure over a larger revenue base.  Net income from continuing operations for 2009 was $24.7 million or $2.87 per diluted share compared to $16.4 million or $2.17 per diluted share in 2008.

Interest expense was incurred on funds borrowed to finance our acquisitions.  The weighted prime rate based interest rates were 3.47% and 4.86% in 2009 and 2008, respectively.  The weighted average LIBOR-based rate was 2.26% in 2009.

The effective income tax rate from continuing operations was approximately 40.2% in 2009 and 39.4% in 2008 primarily due to changes in the level of non-deductible expenses and changes in the mix of taxable income by states between periods.

(1)  See page 40 for discussion of EBITDA.

Visiting Nurse Segment-Year Ended December 31, 2009 and 2008

Approximately 90% of the VN segment revenues were generated from the Medicare program while the balance was generated from Medicaid and private insurance programs.  In addition to our focus on operating income from the Visiting Nurse segment, we also measure this segment’s performance in terms of admissions, patient months of care, revenue per patient month and cost of services per patient month. (In thousands except statistical information.)

	2009		2008		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$256,060	100.0%	$172,977	100.0%	$83,083	48.0%
Cost of service revenues	110,661	43.2%	71,900	41.6%	38,761	53.9%
Gross margin	145,399	56.8%	101,077	58.4%	44,322	43.8%
General and administrative expenses:
Salaries and benefits	67,075	26.2%	45,584	26.4%	21,491	47.1%
Other	24,569	9.6%	18,848	10.9%	5,721	30.4%
Total general and administrative expenses	91,644	35.8%	64,432	37.2%	27,212	42.2%
Operating income	$53,755	21.0%	$36,645	21.2%	$17,110	46.7%

Average number of locations	78		62		16	25.8%

All payors:
Patients Months	185,959		131,027		54,932	41.9%
Admissions	52,029		39,691		12,338	31.1%
Billable Visits	1,712,480		1,088,339		624,141	57.3%

Medicare Statisitics:
Revenue (in thousands)	$230,383	90.0%	$156,892	90.7%	$73,491	46.8%
Billable visits	1,395,001		952,191		442,810	46.5%
Admissions	47,110		36,200		10,910	30.1%
Episodes	76,436		53,692		22,744	42.4%

Revenue per completed episode	$2,974		$2,855		$119	4.2%
Visits per episode	17.7		17.3		0.4	2.3%

Net service revenues in the visiting nurse segment for 2009 rose 48.0% to approximately $256 million.  The $83 million increase came from a combination of organic growth of about $39 million and from acquired operations of approximately $44 million.  Our VN organic revenue growth rate was 28.7% for 2009.  The Patient Care acquisition contributed revenues of $52 million in 2009 compared to $20 million in 2008.  Revenue per completed episode increased 4.2% over 2008 due to an increase in the acuity level and changes in the geographic mix of the patients we served.  The increase in the acuity level of patients served is also reflected in the increase in average number of visits per episode.

Gross margin decreased to 56.8% in 2009 from 58.4% in 2008 due to the effect of flat Medicare reimbursement rates and continuing increases in direct care wages and mileage reimbursement.  Total general and administrative expenses as a percent of revenue declined to 35.8% from 37.2% as additional volumes and branches spread general and administrative expenses over a larger revenue base.

Operating income before corporate expense in the VN segment for 2009 increased 46.7% to approximately $54 million from approximately $37 million in 2008.

Personal Care (PC) Segment-Year Ended December 31, 2009 and 2008

Approximately 67% of the PC segment revenues were generated from Medicaid and other government programs while the balance is generated from insurance programs and private pay patients.  (In thousands except statistical information.)

	2009		2008		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$41,789	100.0%	$38,540	100.0%	$3,249	8.4%
Cost of service revenues	28,066	67.2%	26,347	68.4%	1,719	6.5%
Gross margin	13,723	32.8%	12,193	31.6%	1,530	12.5%
General and administrative expenses:
Salaries and benefits	5,305	12.7%	5,229	13.6%	76	1.5%
Other	3,252	7.8%	3,194	8.3%	58	1.8%
Total general and administrative expenses	8,557	20.5%	8,423	21.9%	134	1.6%
Operating income	$5,166	12.4%	$3,770	9.8%	$1,396	37.0%

Average number of locations	22		22		—	0.0%

Admissions	3,219		3,457		(238)	-6.9%
Patient months of care	47,147		43,378		3,769	8.7%
Patient days of care	607,760		550,208		57,552	10.5%
Billable hours	2,282,560		2,074,229		208,331	10.0%
Revenue per billable hour	$18.31		$18.58		$(0.27)	-1.5%

Net service revenues in the personal care segment for 2009 increased 8.4% to approximately $42 million from approximately $38 million in 2008 based on increased volume offset by lower pricing and slightly lower direct costs per unit of service.  Gross margin as a percentage of revenue improved 1.2% to 32.8% in 2009 from 31.6% in 2008 due to improved control over direct care staff pay rates and overtime.  General and administrative expense as a percent of revenues decreased primarily due to expenses being spread over a larger revenue base.  Operating income before corporate expense in the PC segment was $5.2 million in 2009 and $3.8 million in 2008.

Continuing Operations

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007

(in thousands)

Consolidated	2008		2007		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues:
Visiting Nurse	$172,977	81.8%	$96,187	73.5%	$76,790	79.8%
Personal Care	38,540	18.2%	34,720	26.5%	3,820	11.0%
	$211,517	100.0%	$130,907	100.0%	$80,610	61.6%
Operating income before corporate expenses:
Visiting Nurse	$36,645	21.2%	$18,382	19.1%	$18,263	99.4%
Personal Care	3,770	9.8%	3,358	9.7%	412	12.3%
	40,415	19.1%	21,740	16.6%	18,675	85.9%
Corporate expenses	12,216	5.8%	7,842	6.0%	4,374	55.8%
EBIT	28,199	13.3%	13,898	10.6%	14,301	102.9%
Interest expense, net	1,147	0.5%	837	0.6%	310	37.0%
Income tax expense	10,655	5.0%	5,272	4.0%	5,383	102.1%
Net income from continuing operations	$16,397	7.8%	$7,789	6.0%	$8,608	110.5%

EBITDA from continuing operations	$30,217	14.3%	$15,102	11.5%	$15,115	100.1%

On a consolidated basis, our 2008 net revenues increased approximately $80.6 million or 61.6% with 79.8% growth in VN and 11.0% growth in PC.  VN revenue growth was driven by acquisitions, admissions growth, and start-up operations.  Acquired VN operations contributed approximately $47.4 million of revenue in 2008.  Our organic Medicare revenue growth rate in 2008 was 36% compared to 27% in 2007.

Operating income for 2008 increased to 13.3% of revenue versus 10.6% in 2007 based on our ability to leverage our existing infrastructure over a larger revenue base.  Income from continuing operations for 2008 was approximately $16.4 million or $2.17 per diluted share compared to approximately $7.8 million or $1.39 per diluted share in 2007 on 35% more shares outstanding.

Interest expense is higher due to increased usage of the revolving line of credit for acquisitions in 2008.  The increase was partially offset by lower interest rates.  Our effective interest rate on our bank credit facility was 4.9% in 2008 and 7.5% in 2007.

The effective income tax rate from continuing operations was approximately 39.4% for the year ended December 31, 2008 and 40.3% in 2007.

Visiting Nurse Segment-Year Ended December 31, 2008 and 2007

Approximately 91% of the VN segment revenues were generated from the Medicare program while the balance was generated from Medicaid and private insurance programs.

	2008		2007		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$172,977	100.0%	$96,187	100.0%	$76,790	79.8%
Cost of service revenues	71,900	41.6%	39,123	40.7%	32,777	83.8%
Gross margin	101,077	58.4%	57,064	59.3%	44,013	77.1%
General and administrative expenses:
Salaries and benefits	45,584	26.4%	26,796	27.9%	18,788	70.1%
Other	18,848	10.9%	11,886	12.4%	6,962	58.6%
Total general and administrative expenses	64,432	37.2%	38,682	40.2%	25,750	66.6%
Operating income	$36,645	21.2%	$18,382	19.1%	$18,263	99.4%

Average number of locations	62		47		15	31.9%

All payors:
Patients Months	131,027		76,678		54,349	70.9%
Admissions	39,691		29,338		10,353	35.3%
Billable Visits	1,088,339		600,913		487,426	81.1%

Medicare Statisitics:
Revenue (in thousands)	$156,892	90.7%	$89,120	92.7%	$67,772	76.0%
Billable visits	952,191		545,732		406,459	74.5%
Admissions	36,200		26,199		10,001	38.2%
Episodes	53,692		33,169		20,523	61.9%

Revenue per completed episode	$2,855		$2,631		$224	8.5%
Visits per episode	17.3		16.0		1.3	8.1%

Net service revenues in the visiting nurse segment for 2008 rose 79.8% to $173.0 million.  The $76.8 million increase came from a combination of organic growth of $32.7 million and acquired operations of $44.1 million.  VN organic revenue growth rate was 36.0% for 2008.  The Patient Care acquisition, completed August 1, 2008, contributed $19.6 million in revenue for the year.  Revenue per completed episode increased about 9% over 2007 due to an increase in the acuity level and changes in the geographic mix of the patients we served.  The increase in the acuity level of patients served is also reflected in the increase in the average number of visits per episode.

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

Personal Care Segment-Year Ended December 31, 2008 and 2007

Approximately 74% of the PC segment revenues were generated from Medicaid and other government programs while the balance is generated from insurance programs and private pay patients.

	2008		2007		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$38,540	100.0%	$34,720	100.0%	$3,820	11.0%
Cost of service revenues	26,347	68.4%	23,982	69.1%	2,365	9.9%
Gross margin	12,193	31.6%	10,738	30.9%	1,455	13.6%
General and administrative expenses:
Salaries and benefits	5,229	13.6%	4,833	13.9%	396	8.2%
Other	3,194	8.3%	2,547	7.3%	647	25.4%
Total general and administrative expenses	8,423	21.9%	7,380	21.3%	1,043	14.1%
Operating income	$3,770	9.8%	$3,358	9.7%	$412	12.3%

Average number of locations	22		22		—	0.0%

Admissions	3,457		3,407		50	1.5%
Patient months of care	43,378		41,157		2,221	5.4%
Patient days of care	550,208		516,412		33,796	6.5%
Billable hours	2,074,229		1,966,932		107,297	5.5%
Revenue per billable hour	$18.58		$17.65		$0.93	5.3%

Net service revenues in the personal care segment for 2008 increased just over 11% to $38.5 million from $34.7 million in the same period of last year primarily on increased volume.  Volumes increased on 1.5% admission growth combined with increased utilization of services per patient and a small price increase.  A price increase resulting from changes in the mix of business as well as rate increases from certain state Medicaid programs is also reflected in the 0.7% increase in gross margin percent.  General and administrative salaries and benefits as a percent of revenue decreased due to the increase in volumes partially offset by increased workers compensation expenses.  Other general and administrative expenses increased primarily due to an increase in bad debt expense.  The PC operating income grew 12% for 2008 grew to $3.8 million from $3.4 million in 2007.

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

During the third quarter of 2009, we issued 967,556 of our shares of common stock pursuant to this Agreement.  After commissions of $719 thousand, we received net proceeds of approximately $28.0 million for the issuance of these shares of common stock, and we used the proceeds to reduce the borrowings under our bank credit facility.  As of December 31, 2009 a maximum of 632,444 shares remain available for sale subject to a maximum additional value limit of approximately $22 million.

Revolving Credit Facility

At December 31, 2009, the Company had a $75 million senior secured revolving credit facility with JP Morgan Chase Bank, NA, as Administrative Agent, Fifth Third Bank, as Syndication Agent and certain other lenders.  The facility consists of a $75 million credit line with a maturity date of July 15, 2011 and an “accordion” feature providing for potential future expansion of the facility to $100 million.  Borrowings (other than letters of credit) under the credit facility are at either the bank’s prime rate plus a margin (ranging from 0.00% to 1.00%, currently 0.00%) or LIBOR plus a margin (ranging from 1.60% to 2.60%, currently 1.60%).  The margin for prime rate or LIBOR borrowings is determined by the Company’s leverage.  Borrowings under the Agreement are secured by a first priority perfected security interest in all tangible and intangible assets of the Company, and all existing and future direct and indirect subsidiaries of the Company as guarantors.

The weighted average prime rate-based interest rates were 3.47% and 4.86% for the year ended December 31, 2009 and 2008, respectively.  The weighted average LIBOR rate was 2.26% for 2009.  The Company pays a commitment fee of 0.25% per annum on the unused facility balance. Borrowings are available equal to a multiple of 3.0 times earnings before interest, taxes, depreciation and amortization (“EBITDA”). “EBITDA” may include “Acquired EBITDA” from proforma acquisitions pursuant to a calculation rider, up to 50% of “Adjusted EBITDA”, as defined. Borrowings under the facility may be used for general corporate purposes, including acquisitions. As of December 31, 2009, the formula permitted all $75 million to be used, of which no amounts were outstanding. The Company has irrevocable letters of credit, totaling $5.9 million outstanding in connection with its self-insurance programs. Thus, a total of $69.1 million was available for use at December 31, 2009. The Company’s revolving credit facility is subject to various financial covenants. As of December 31, 2009, the Company was in compliance with the covenants. Under the most restrictive of its covenants, the Company was required to maintain minimum net worth of at least $139.0 million at December 31, 2009.  At such date the Company’s net worth was approximately $149.0 million.

The Company believes that this facility will be sufficient to fund its operating needs for at least the next year.  The Company will continue to evaluate additional capital, including possible debt and equity investments in the Company, to support a more rapid development of the business than would be possible with internal funds.

Cash Flows

Key elements to the Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007 were as follows (in thousands):

Net Change in Cash and Cash Equivalents	2009	2008	2007
Provided by (used in):
Operating activities	$27,224	$9,459	$7,336
Investing activities	(8,644)	(61,273)	(9,658)
Financing activities	(248)	52,627	(1,265)
Discontinued operations activities	(125)	(104)	(66)
Net increase in cash and cash equivalents	$18,207	$709	$(3,653)

2009 Compared to 2008

Net cash provided by operating activities resulted primarily from current period income of $24.7 million, net of changes in accounts receivable, accounts payable and accrued expenses.  Accounts receivable days revenues outstanding were 41 at December 31, 2009 and 48 at December 31, 2008.

The cash used in investing activities is primarily due to the final payment of purchase price of $2.8 million from the 2006 Mederi acquisition, $3.6 million for a current period acquisition and capital expenditures of $2.1 million.

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

Medicare Reimbursement

On October 30, 2009 the Centers for Medicare and Medicaid Services (CMS) published final regulations for Medicare reimbursement for home health services, which went into effect on January 1, 2010 and would increase our Medicare reimbursement rates for 2010 by about 1.75%.

Medicaid Reimbursement

We have a significant dependence on state Medicaid reimbursement programs.  For the year ended December 31, 2009, approximately 7.5%, 4.4%, 3.1%, 0.7%, 0.6%, 0.4%, 0.1% and 0.1% of our revenues were generated from Medicaid reimbursement programs in the states of Connecticut, Ohio, Kentucky, Massachusetts, Florida, New Jersey, Indiana, and Pennsylvania, respectively.  The state of Ohio Medicaid Program has implemented a 3% rate reduction across the board beginning January 1, 2010 and Connecticut has initiated a 15% patient liability for

Medicare/Medicaid dual eligible recipients which the state collects directly from the patients along with pending legislation to reduce the overall spend for Home and Community Based services by $10M in fiscal year 2011.

Acquisitions

The Company has completed several acquisitions over the past two fiscal years and will continue to actively seek to acquire other quality providers of Medicare-certified home health services like our current Visiting Nurse segment operations. We may consider acquisitions of businesses that provide health care services similar to those we currently offer in our Personal Care segment but we expect most of our acquisition activity to be focused on Visiting Nurse operations.

Factors which may affect future acquisition decisions include, but are not limited to, the quality and potential profitability of the business under consideration, potential regulatory limitations and our profitability and ability to finance the transaction.

Acquisitions During 2009

During 2009 we acquired 2 visiting nurse branch locations.  We funded this acquisition by issuing a $1.2 million promissory note at 6% interest and using existing cash and our senior credit facility with JP Morgan Chase Bank, NA to make cash payment of $4.0 million.

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

Contractual Obligations.

The following table provides information about the payment dates of our contractual obligations at December 31, 2009, excluding current liabilities except for the current portion of long-term debt and additional consideration on acquisitions (in thousands):

	2010	2011	2012	2013	2014	Total
Revolving credit facility	$—	$—	$—	$—	$—	$—
Capital lease obligations	330	56	—	—	—	386
Additional consideration on acquisitions	850	—	—	—	—	850
Notes payable	1,500	1,600	1,200	—	—	4,300
Operating leases	4,787	3,439	2,000	896	236	11,358
Total	$7,467	$5,095	$3,200	$896	$236	$16,894

Commitments and Contingencies

Letters of Credit.  We have outstanding letters of credit totaling $5.9 million at December 31, 2009, which benefit our third-party insurer/administrators for our self-insurance programs.  The amount of such insurance program letters of credit is subject to negotiation annually upon renewal and may vary in the future based upon such negotiation, our historical claims experience and expected future claims.  It is reasonable to expect that the amount of the letter of credit will increase in the future, however, we are unable to predict to what degree.

We currently have no obligations related to acquisition agreements.  However, we periodically seek acquisition candidates and may reasonably be expected to enter into acquisitions in the future.

General and Professional Liability.  Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against us by various claimants.  The claims are in various stages of processing and some may ultimately be brought to trial.  We also know of incidents that have occurred through December 31, 2009 that may result in the assertion of additional claims.  We carry insurance coverage for this exposure with no deductible.

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

Discontinued Operations

We follow the guidance in ASC Topic 360, Property, Plant and Equipment, and, when appropriate, reclassify operating units closed, sold, or held for sale out of continuing operations and into discontinued operations for all periods presented.  During 2009 we had one personal care facility that met the criteria to be reclassified as discontinued operations and during 2008 we had no facilities that met the criteria to be reclassified as discontinued operations.  For all the years presented in this report, these facilities have been reclassified.  Net losses from the discontinued operations were approximately $125, $104 and $185 in the years ended December 31, 2009, 2008 and 2007 respectively, and such amounts are included in net loss from discontinued operations in the accompanying financial statements.

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

EBITDA:

EBITDA is defined as income from continuing operations before depreciation and amortization, net interest expense and income taxes. EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States of America.  It should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating, investing or financing activities, or any other measure calculated in accordance with generally accepted accounting principles.  The items excluded from EBITDA are significant components in understanding and evaluating financial performance and liquidity.  Management routinely calculates and communicates EBITDA and believes that it is useful to investors because it is commonly used as an analytical indicator within our industry to evaluate performance, measure leverage capacity and debt service ability, and to estimate current or prospective enterprise value. EBITDA is also used in certain covenants contained in our credit agreement.

The following table sets forth a reconciliation of net income from continuing operations to EBITDA (in thousands):

	Year Ended December 31,
	2009	2008	2007
Net income from continuing operations	$24,689	$16,397	$7,789
Add back:
Interest expense	803	1,147	837
Income tax expense	16,583	10,655	5,272
Depreciation and amortization	2,385	1,330	842
Amortization of stock-based compensation	1,371	688	363
Earnings before interest, income taxes, depreciation and amortization (EBITDA) from continuing operations	$45,831	$30,217	$15,103

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Derivative Instruments

We do not use derivative instruments.

Market Risk of Financial Instruments

Our primary market risk exposure with regard to financial instruments is to changes in interest rates.

At December 31, 2009, the Company had no outstanding amounts on its revolving credit facility and, therefore, a hypothetical 100 basis point increase in short-term interest rates would have no impact on annual pre-tax earnings due to higher interest expense.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007
Net service revenues	$297,849	$211,517	$130,907
Cost of service revenues (excluding depreciation and amortization)	138,565	98,246	63,087
Gross margin	159,284	113,271	67,820
General and administrative expenses:
Salaries and benefits	81,589	57,996	35,765
Other	35,620	27,076	18,157
Total general and administrative expenses	117,209	85,072	53,922
Operating income	42,075	28,199	13,898
Interest expense, net	(803)	(1,147)	(837)
Income from continuing operations before income taxes	41,272	27,052	13,061
Income tax expense	(16,583)	(10,655)	(5,272)
Net income from continuing operations	24,689	16,397	7,789
Discontinued operations, net of tax benefits of $81, $70 and $138	(125)	(104)	(185)
Net income	$24,564	$16,293	$7,604

Per share amounts-basic:
Average shares outstanding	8,372	7,369	5,436
Income from continued operations	$2.95	$2.23	$1.43
Loss from discontinued operations	(0.02)	(0.02)	(0.03)
Net income	$2.93	$2.21	$1.40

Per share amounts-diluted:
Average shares outstanding	8,589	7,572	5,600
Income from continued operations	$2.87	$2.17	$1.39
Loss from discontinued operations	(0.01)	(0.01)	(0.03)
Net income	$2.86	$2.16	$1.36

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	As of December 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,389	$1,182
Accounts receivable - net	35,121	34,760
Prepaid expenses and other current assets	2,544	3,114
Deferred tax assets	7,786	4,438
TOTAL CURRENT ASSETS	64,840	43,494

PROPERTY AND EQUIPMENT - NET	4,291	4,199

GOODWILL	99,133	92,170

OTHER INTANGIBLE ASSETS	14,538	16,715

OTHER ASSETS	587	519
	$183,389	$157,097

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,360	$5,321
Accrued other liabilities	20,076	22,317
Current portion - capital leases and notes payable	1,836	4,774
TOTAL CURRENT LIABILITIES	25,272	32,412

LONG-TERM LIABILITIES:
Revolving credit facility	—	23,998
Capital lease obligations	40	111
Notes payable	2,800	3,100
Deferred tax liabilities	5,258	1,216
Other liabilities	1,042	1,477
TOTAL LONG-TERM LIABILITIES	9,140	29,902
TOTAL LIABILITIES	34,412	62,314

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.05; authorized 2,000 shares; none issued or outstanding	—	—
Common stock, par value $0.10; authorized 25,000; 9,151 and 8,137 issued and outstanding	915	814
Additional paid-in capital	94,465	64,936
Retained earnings	53,597	29,033
TOTAL STOCKHOLDERS’ EQUITY	148,977	94,783
	$183,389	$157,097

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (1)

(In thousands)

					Additional		Total
	Common Stock		Treasury Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance, December 31, 2006	7,357	$736	(2,266)	$(8,201)	$30,068	$5,136	$27,740
Options exercised, net of shares surrendered or withheld	350	35	(31)	(678)	(2,926)	—	(3,569)
Stock-based compensation			—	—	363	—	363
Stock provided in acquisitions	101	10	—	—	1,990	—	2,000
Tax benefit from exercise of non- qualified stock options	—	—	—	—	704	—	704
Net income	—	—	—	—	—	7,604	7,604
Balance, December 31, 2007	7,808	$781	(2,297)	$(8,879)	$30,199	$12,740	$34,842
Options exercised, net of shares surrendered or withheld	11	1	—	—	52	—	53
Stock-based compensation	34	3	—	—	685	—	688
Stock provided in acquisitions	48	5	—	—	995	—	1,000
Tax benefit from exercise of non- qualified stock options	—	—	—	—	86	—	86
Stock offering	2,512	251	—	—	41,570	—	41,821
Retirement of Treasury Stock	(2,297)	(230)	2,297	8,879	(8,649)	—	—
Net income	—	—	—	—	—	16,293	16,293
Balance, December 31, 2008	8,116	$814	—	$—	$64,938	$29,033	$94,783
Options exercised, net of shares surrendered or withheld	20	2	—	—	98	—	100
Stock-based compensation	47	5	—	—	1,366	—	1,371
Tax benefit from exercise of non- qualified stock options	—	—	—	—	203	—	203
Stock offering	968	97	—	—	27,860	—	27,957
Net income	—	—	—	—	—	24,564	24,564
Balance, December 31, 2009	9,151	$915	—	$—	$94,465	$53,597	$148,977

(1) All share and related information has been adjusted to reflect a 2-for-1 common stock split completed in January 2007.

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income	$24,564	$16,293	$7,604
Loss from discontinued operations	(125)	(104)	(184)
Income from continuing operations	24,689	16,397	7,788
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	2,385	1,330	842
Provision for uncollectible accounts	3,762	2,963	1,543
Stock-based compensation	1,371	688	363
Deferred income taxes	695	1,364	911
	32,902	22,742	11,447
Change in certain net assets and liabilities, net of the effects of acquisitions:
(Increase) decrease in:
Accounts receivable	(3,958)	(14,282)	(4,782)
Prepaid expenses and other current assets	570	(993)	(298)
Other assets	(69)	(34)	(79)
Increase (decrease) in:
Accounts payable and accrued expenses	(2,221)	2,026	1,048
Net cash provided by operating activities	27,224	9,459	7,336

Cash flows from investing activities:
Capital expenditures	(2,134)	(1,476)	(583)
Acquisitions, net of cash acquired	(6,510)	(59,797)	(9,075)
Net cash used in investing activities	(8,644)	(61,273)	(9,658)

Cash flows from financing activities:
Net revolving credit facility (repayments) borrowings	(23,998)	11,611	3,922
Proceeds from stock option exercises	100	53	78
Purchase of common stock in connection with stock options	—	—	(3,646)
Tax benefit from non-qualified stock option exercises	203	86	704
Proceeds from stock offering, net	27,957	41,821	—
Principal payments on capital leases and notes payable	(4,510)	(944)	(2,323)
Net cash (used in) provided by financing activities	(248)	52,627	(1,265)

Cash flows from discontinued operations:
Operating activities	(125)	(104)	(323)
Investing activities	—	—	257
Financing activities	—	—	—
Net cash used in discontinued operations	(125)	(104)	(66)

Net increase (decrease) in cash and cash equivalents	18,207	709	(3,653)
Cash and cash equivalents at beginning of period	1,182	473	4,126
Cash and cash equivalents at end of period	$19,389	$1,182	$473

Supplemental disclosures of cash flow information:
Cash payment of interest, net of amounts capitalized	$1,133	$871	$915
Cash payment of taxes	$14,175	$9,308	$3,176

Summary of non-cash investing and financing activities:
Capital expenditures financed under capital leases	$—	$967	$—
Acquisitions funded by notes payable	$1,200	$3,100	$—
Acquisitions funded by stock	$—	$1,000	$2,000
Value of stock withheld in lieu of payroll taxes	$14	$7	$3,725

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated all dollar and share amounts are in thousands)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION AND DESCRIPTION OF BUSINESS

The consolidated financial statements include the accounts of Almost Family, Inc. (a Delaware corporation) and its wholly-owned subsidiaries (collectively “Almost Family” or the “Company”). The Company is a leading, regionally focused provider of home health services and has service locations in Florida, Kentucky, Connecticut, New Jersey, Ohio, Massachusetts, Alabama, Missouri, Illinois, Pennsylvania and Indiana (in order of revenue significance).

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

Uninsured deposits at December 31, 2009, and 2008 were approximately $18,804 and $271, respectively.  These amounts have been deposited with national financial institutions.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives.  The estimated useful lives of depreciable assets are as follows:

Estimated Useful Life in Years
Leasehold improvements	3 -10
Medical equipment	2 - 10
Office and other equipment	3 – 10
Transportation equipment	3 – 5
Internally generated software	3

GOODWILL AND OTHER INTANGIBLE ASSETS

The goodwill and indefinite lived intangible assets acquired are stated at cost.  Subsequent to its acquisitions, the Company conducts annual reviews for impairment, or more frequently if circumstances indicate impairment may have occurred, under ASC Topic 350, Intangibles — Goodwill and Other (formerly FASB Statement No. 142, “Goodwill and Other Intangible Assets”).  The Company has completed its most recent annual impairment test as of December 31, 2009 and has determined that no impairment exists.

Other intangible assets consist of licenses, certificates of need, non-compete agreements, and trade name.  Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives.  For entities acquired in 2008, the licenses, certificates of need, certificates of need and trade names have indefinite lives and are not amortized. The cost of non-compete agreements are amortized over the life of the agreement, usually 3 years, beginning after earn out period.  The Company reviews definite-lived intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.

The following table summarizes the activity related to our goodwill and other intangible assets for 2009 and 2008

	Other Intangible Assets
	Goodwill	Certificates of Need and licenses	Trade Name	Non-compete Agreements	Total
Balances at 12-31-07	$42,667	$2,159	$167	$162	$2,488
Additions	49,503	5,242	8,505	670	14,417
Amortization	—	(11)	(21)	(158)	(190)
Balances at 12-31-08	92,170	7,390	8,651	674	16,715
Additions	5,209	300	200		500
Reclassifications *	1,754	(1,099)	(1,270)	(10)	(2,379)
Amortization	—	—	—	(298)	(298)
Balances at 12-31-09	$99,133	$6,591	$7,581	$366	$14,538

* Relates to finalization of purchase accounting for Patient Care, Inc.

Of total goodwill, $95,306 relates the Visiting Nurse segment and $3,827 relates to the Personal Care segment.  All additions and reclassifications in 2009 and 2008 pertain to the Visiting Nurse segment.

CAPITALIZATION POLICIES

Maintenance, repairs and minor replacements are charged to expense as incurred.  Major renovations and replacements are capitalized to appropriate property and equipment accounts.  Upon sale or retirement of property, the cost and related accumulated depreciation are eliminated from the accounts and the related gain or loss is recognized in income.

The Company capitalizes the cost of internally developed computer software for the Company’s own use.  Software development costs of approximately $293, $30 and $101 were capitalized in the years ended December 31, 2009 and 2008 and 2007, respectively.

INSURANCE PROGRAMS

The Company bears significant insurance risk under its large-deductible workers’ compensation insurance program and its self-insured employee health program.  Under the workers’ compensation insurance program, the Company bears risk up to $400 per incident.  The Company purchases stop-loss insurance for the employee health plan that places a specific limit, generally $100, on its exposure for any individual covered life.

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against the Company by various claimants.  The claims are in various stages of processing and some may ultimately be brought to trial.  The Company is aware of incidents that have occurred through December 31, 2009 that may result in the assertion of additional claims.  The Company currently carries professional and general liability insurance coverage for this exposure with no deductible.  Prior to April 1, 2007 the Company carried coverage with a deductible per claim of $500.

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

NET SERVICE REVENUES

The Company is paid for its services primarily by Federal and state third-party reimbursement programs, commercial insurance companies, and patients. Revenues are recorded at established rates in the period during which the services are rendered.  Appropriate allowances to give recognition to third party payment arrangements are recorded when the services are rendered.

Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation.  It is common for issues to arise related to: 1) medical coding, particularly with respect to Medicare, 2) patient eligibility, particularly related to Medicaid, and 3) other reasons unrelated to credit risk, all of which may result in adjustments to recorded revenue amounts.  The Company continuously evaluates the potential for revenue adjustments and when appropriate provides allowances for losses based upon the best available information.  There is at least a reasonable possibility that recorded estimates could change by material amounts in the near term.

Changes in Contractual Allowance Estimates Pertaining to Prior Periods

Approximately 23% of the Company’s revenues are earned on a per visit, hour or unit basis (as opposed to episodic).  For all services provided, the Company uses either payor-specific or patient-specific fee schedules for the recording of revenues at the amounts actually expected to be received.  Changes in estimates related to prior period contractual allowances decreased revenues by $88, $265, and $127 in the years ended December 31, 2009, 2008 and 2007, respectively.

Approximately 17% of the Company’s 2009 revenues were derived from state Medicaid and other government programs, some of which are currently facing significant budget issues.  It is possible that the actions taken by the state Medicaid programs in the future could have a significant unfavorable impact on the Company’s results of operations, financial condition and liquidity.

Revenue and Receivable Concentrations

The following table sets forth the percent of the Company’s revenues generated from Medicare, state Medicaid programs and other payors:

	Year Ended December 31,
	2009	2008	2007
Medicare	77.3%	74.2%	68.1%
Medicaid & other government programs:
Connecticut	7.5%	6.4%	5.0%
Ohio	4.4%	5.1%	8.4%
Kentucky	3.1%	4.4%	6.6%
Massachusetts	0.7%	1.2%	1.6%
Florida	0.6%	0.8%	1.2%
Others	0.7%	0.5%	0.5%
Subtotal	17.0%	18.4%	23.3%
All other payors	5.7%	7.4%	8.6%
Total	100.0%	100.0%	100.0%

Concentrations in the Company’s accounts receivable were as follows:

	As of December 31, 2009		As of December 31, 2008
	Amount	Percent	Amount	Percent
Medicare	$28,306	68.0%	$24,661	62.9%
Medicaid & other government programs:
Connecticut	5,431	13.0%	4,140	10.6%
Kentucky	1,799	4.3%	2,598	6.6%
Ohio	1,493	3.6%	1,410	3.6%
Florida	1,194	2.9%	1,159	3.0%
Massachusetts	1,005	2.4%	612	1.6%
Others	230	0.6%	89	0.2%
Kentucky Medicaid Payable	(2,324)	-5.6%	(841)	-2.1%
Subtotal	8,828	21.2%	9,167	23.4%
All other payors	4,521	10.9%	5,350	13.7%
Subtotal	41,655	100.0%	39,178	100.0%
Allowance for uncollectiable accounts	(6,534)		(4,418)
Total	$35,121		$34,760

At December 31, 2009 and 2008, the Company had approximately $2,324 and $841 of payables outstanding specifically related to filed or estimated cost reports with the Kentucky Medicaid program.

The ability of payors to meet their obligations depends upon their financial stability, future legislation and regulatory actions.  The Company does not believe there are any significant credit risks associated with receivables from Federal and state third-party reimbursement programs. The allowance for doubtful accounts principally consists of management’s estimate of amounts that may prove uncollectible for coverage, eligibility and technical reasons.

Payor Mix Concentrations and Related Aging of Accounts Receivable

The approximate breakdown of accounts receivable by payor classification as of December 31, 2009 and 2008 is set forth in the following tables:

As of December 31, 2009:

	Percent of Accounts Receivable
Payor	0-90	91-180	181-365	>1 yr.	Total
Medicare	50%	8%	3%	3%	64%
Medicaid & Government	17%	3%	3%	3%	26%
Self Pay	1%	0%	0%	1%	2%
Insurance	3%	1%	2%	2%	8%
Total	71%	12%	8%	9%	100%

As of December 31, 2008:

	Percent of Accounts Receivable
Payor	0-90	91-180	181-365	>1 yr.	Total
Medicare	46%	10%	7%	0%	63%
Medicaid & Government	18%	4%	2%	0%	24%
Self Pay	2%	0%	1%	0%	3%
Insurance	4%	2%	2%	2%	10%
Total	70%	16%	12%	2%	100%

The balance sheet as of December 31, 2009 reflects a 1% increase in net accounts receivable from December 31, 2008.  The balance sheet as of December 31, 2008 reflects a 105% increase from December 31, 2007 due to acquired accounts receivable purchase over that time frame.  Days sales outstanding decreased to 41 days at December 31, 2009 from 48 days at December 31, 2008 and 44 days at December 31, 2007.

Allowance for Uncollectible Accounts by Payor Mix and Related Aging

The Company records an estimated allowance for uncollectible accounts by applying estimated bad debt percentages to its accounts receivable aging.  The percentages to be applied by payor type are based on the Company’s historical collection and loss experience.  The Company’s effective allowances for bad debt were as follows:

As of December 31, 2009:

	Percent of Accounts Receivable
Payor	0-90	91-180	181-365	>1 yr.	>2 yrs.
Medicare	3%	10%	59%	100%	100%
Medicaid & Government	2%	6%	27%	82%	100%
Self Pay	1%	6%	25%	78%	100%
Insurance	4%	9%	51%	98%	100%
Total	2%	9%	43%	93%	100%

As of December 31, 2008:

	Percent of Accounts Receivable
Payor	0-90	91-180	181-365	>1 yr.	>2 yrs.
Medicare	3%	10%	20%	28%	100%
Medicaid & Government	2%	6%	12%	80%	100%
Self Pay	1%	6%	5%	79%	100%
Insurance	2%	9%	32%	99%	100%
Total	2%	9%	20%	96%	100%

The Company’s provision for uncollectible accounts for the years ended December 31, 2009, 2008 and 2007 was approximately $3,762, $2,963 and $1,543, respectively.

STOCK SPLIT

All share and per share information in the accompanying financial statements and the notes thereto have been adjusted to give effect to the 2-for-1 split in the form of a dividend completed in January 2007.

NET INCOME PER SHARE

Net income per share is presented as a unit of basic shares outstanding and diluted shares outstanding.  Diluted shares outstanding is computed based on the weighted average number of common shares and common equivalent shares outstanding.  Common equivalent shares result from dilutive stock options.  The following table is a reconciliation of basic to diluted shares used in the earnings per share calculation

	Year Ended December 31,
	2009	2008	2007
Basic weighted average outstanding shares	8,372	7,369	5,436
Add common equivalent shares representing shares issuable upon exercise of dilutive options	217	203	164
Diluted weighted average number of shares at year end	8,589	7,572	5,600

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

FINANCIAL STATEMENT RECLASSIFICATIONS

Certain prior period amounts and data have been reclassified in the financial statements and related notes in order to conform to the 2009 presentation.  Such reclassifications had no effect on previously reported net income.

STOCK-BASED COMPENSATION

Stock options and restricted stock are granted under various stock compensation programs to employees and independent directors.  The Company accounts for stock option grants in accordance with ASC Topic 718, Compensation — Stock Compensation (formerly FASB Statement No. 123R, “Share-Based Payment”).

NEW ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB confirmed the “FASB Accounting Standards Codification” (ASC) as the single source of authoritative nongovernmental U.S. GAAP.  The ASC does not change current U.S. GAAP, but instead simplifies user access to all authoritative U.S. GAAP by providing authoritative literature related to a particular topic in one place.  All existing accounting standard documents have been superseded and all other accounting literature not included in the ASC is considered nonauthoritative.  We adopted the ASC as of July 1, 2009, which did not impact our financial position, results of operations, or cash flows.

In December 2007, the FASB issued ASC 805, Business Combinations (formerly SFAS No. 141R).  ASC 805 provides guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about its business combinations and its effects.  ASC 805 establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, the goodwill acquired and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  ASC 805 was effective for acquisitions beginning in our fiscal year beginning January 1, 2009 and earlier application is prohibited.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued ASC 810, Consolidation, (formerly SFAS No. 160)  ASC 810 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements, but separate from the equity of the parent company.  The statement further requires that consolidated net income be reported at amounts attributable to the parent and the noncontrolling interest, rather than expensing the income attributable to the minority interest holder.  This statement also requires that companies provide sufficient disclosures to clearly identify and distinguish between the interests of the parent company and the interests of the noncontrolling owners, including a disclosure on the face of the consolidated statements for income attributable to the noncontrolling interest holder.  This statement was effective for the fiscal years beginning on or after December 15, 2008 or our first quarter of 2009.  The adoption of this statement had no significant impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets.  This FSP amends the factors that should be considered in developing renewal or extension assumption used to determine the useful life of a recognized intangible asset under ASC 350, Goodwill and Other Intangible Assets (formerly SFAS No. 142).  This FSP is effective for fiscal years beginning after December 15, 2008.  The adoption of this statement had no significant impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued ASC 825, Financial Instruments (formerly FSP No. 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments.”) This topic  requires disclosures about the fair value of instruments in interim as well as in annual financial statements. ASC 825 was effective for interim reporting periods ending after June 15, 2009.  The Company adopted ASC 825 for the period ending June 30, 2009.

In May 2009, the FASB issued ASC 855, Subsequent Events, (formerly SFAS No. 165, “Subsequent Events”).  ASC 855 establishes general standards for accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  ASC 855 was effective for interim or annual financial periods ending after June 15, 2009.  The Company adopted ASC 855 for the period ending June 30, 2009 requiring additional footnote disclosure.

ADVERTISING COSTS

The Company expenses the costs of advertising as incurred.  Advertising expense was $364, $254 and $190 for the years ended December 31, 2009, 2008, and 2007, respectively.

DISCONTINUED OPERATIONS

The Company follows the guidance in ASC Topic 360, Property, Plant and Equipment, and when appropriate, reclassifies operating units closed, sold, or held for sale out of continuing operations and into discontinued operations for all periods presented.

NOTE 2 - ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	As of December 31,
	2009	2008
Wages and employee benefits	$9,381	$9,067
Insurance accruals	5,612	5,361
Accrued taxes	1,503	336
Accrued professional fees and other	2,730	4,673
Acquisition contingent considerations	850	2,880
	$20,076	$22,317

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment, including equipment under capital leases, consist of the following (in thousands):

	2009	2008
Leasehold improvements	$590	$1,613
Medical equipment	579	514
Computer equipment and software	8,662	12,803
Office and other equipment	2,375	2,475
	12,206	17,405
Less accumulated depreciation	(7,915)	(13,206)
	$4,291	$4,199

Depreciation and amortization expense (including amortization of assets held under capital leases) is recorded in General & Administrative - Other and was $2,385, $1,330 and $842 for the years ended December 31, 2009, 2008 and 2007, respectively.

NOTE 4 - REVOLVING CREDIT FACILITY

At December 31, 2009, the Company had a $75 million senior secured revolving credit facility with JP Morgan Chase Bank, NA, as Administrative Agent, Fifth Third Bank, as Syndication Agent and certain other lenders.  The facility consists of a $75 million credit line with a maturity date of July 15, 2011 and an “accordion” feature providing for potential future expansion of the facility to $100 million.  Borrowings (other than letters of credit) under the credit facility are at either the bank’s prime rate plus a margin (ranging from 0.00% to 1.00%, currently

0.00%) or LIBOR plus a margin (ranging from 1.60% to 2.60%, currently 1.60%).  The margin for prime rate or LIBOR borrowings is determined by the Company’s leverage.  Borrowings under the Agreement are secured by a first priority perfected security interest in all tangible and intangible assets of the Company, and all existing and future direct and indirect subsidiaries of the Company as guarantors.

The weighted average prime rate-based interest rates were 3.47% and 4.86% for the year ended December 31, 2009 and 2008, respectively.  The weighted average LIBOR rate was 2.26% for 2009.  The Company pays a commitment fee of 0.25% per annum on the unused facility balance. Borrowings are available equal to a multiple of 3.0 times earnings before interest, taxes, depreciation and amortization (“EBITDA”). “EBITDA” may include “Acquired EBITDA” from proforma acquisitions pursuant to a calculation rider, up to 50% of “Adjusted EBITDA”, as defined. Borrowings under the facility may be used for general corporate purposes, including acquisitions. As of December 31, 2009, the formula permitted all $75 million to be used, of which no amounts were outstanding. The Company has irrevocable letters of credit totaling $5.9 million outstanding in connection with its self-insurance programs. Thus, a total of $69.1 million was available for use at December 31, 2009. The Company’s revolving credit facility is subject to various financial covenants. As of December 31, 2009, the Company was in compliance with the covenants. Under the most restrictive of its covenants, the Company was required to maintain minimum net worth of at least $139.0 million at December 31, 2009.  At such date the Company’s net worth was approximately $149.0 million.

NOTE 5 — FAIR VALUE MEASUREMENTS

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

In the first quarter of 2008, the Company adopted FASB ASC 820 (ASC 820), “Fair Value Measurements and Disclosures” (formerly referenced as FASB Standard No. 157, “Fair Value Measurements”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements with respect to financial assets and liabilities.  During the first quarter of 2009, the Company adopted ASC 820 with respect to non-financial assets and liabilities.  This new accounting standard does not require any new fair value measurements.

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

As of December 31, 2009, the Company does not have any assets or liabilities carried at fair value that are measured on a recurring basis.

NOTE 6 - INCOME TAXES

The principal tax carryforwards and temporary differences were as follows (in thousands):

	As of December 31,
	2009	2008
Current deferred tax assets
Non-deductible reserves and allowances	$5,111	$2,383
Insurance accruals	2,107	1,902
Net operating loss carryforwards	1,510	2,875
	8,728	7,160
Valuation allowance	(942)	(2,722)
Deferred tax assets	7,786	4,438

Non-current deferred tax liabilities
Intangibles	(6,469)	(4,488)
Accelerated depreciation	(770)	(304)
Nondeductible reserves and allowances	750	1,304
Net operating loss carryforwards	1,231	2,272
Deferred tax liabilities	(5,258)	(1,216)
Net deferred tax assets	$2,528	$3,222

Deferred tax assets (liabilities) are reflected in the accompanying balance sheet as:
Current assets	7,786	4,438
Long-term liabilities	(5,258)	(1,216)
Net deferred tax assets	$2,528	$3,222

The Company has approximately $3.5 million of federal net operating losses to carry forward related to the 2008 acquisition of Patient Care, Inc. and its subsidiaries.  These net operating loss carryforwards, if not used to offset future taxable income, will expire from 2025 to 2026.  The utilization of these loss carryforwards is subject to an annual limit of approximately $2.1 million.

During 2009 the valuation allowance decreased by $1.8 million, of which $479 thousand was released due to a change in expected realizability of deferred tax assets for states operating loss carryforwards.  The additional change was primarily generated by the utilization and expiration of state net operating loss carryforwards upon which a valuation allowance had been previously placed on the related deferred tax assets.

State operating loss carryforwards totaling $27.6 million at December 31, 2009 are being carried forward in jurisdictions where we are permitted to use tax losses from prior periods to reduce future taxable income.  If not used to offset future taxable income, these losses will expire between 2010 and 2029.  Due to uncertainty regarding our ability to use some of the carryforwards, a valuation allowance has been established on $16.8 million of state net operating loss carryforwards.  Based on our historical record of producing taxable income and expectations for the future, we have concluded that future operating income will be sufficient to give rise to taxable income sufficient to utilize the remaining state net operating loss carryforwards.

Provision (benefit) recorded for income taxes consists of the following (in thousands):

	2009	2008	2007
Federal - current	$13,208	$7,304	$3,714
State and local - current	2,570	1,316	854
Deferred	724	1,964	566
	$16,502	$10,584	$5,134

Shown in the accompanying statements of income as:
Continuing operations	16,583	10,654	5,272
Discontinued operations	(81)	(70)	(138)
	$16,502	$10,584	$5,134

A reconciliation of the statutory to the effective rate of the Company is as follows:

	2009	2008	2007
Tax provision using statutory rate	35.0%	35.0%	34.0%
State and local taxes, net of Federal benefit	7.3%	4.0%	4.9%
Valuation allowance	-4.2%	0.0%	1.4%
Other, net	2.1%	0.4%	0.0%
Tax provision for continuing operations	40.2%	39.4%	40.3%

The Company has provided a valuation allowance against certain net deferred tax assets based upon management’s estimation of realizability of those assets through future taxable income.  This valuation allowance was based in large part on the Company’s history of generating operating income or losses in individual tax locales and expectations for the future.  The Company’s ability to generate the expected amounts of taxable income from future operations to realize its recorded net deferred tax assets is dependent upon general economic conditions, competitive pressures on revenues and margins and legislation and regulation at all levels of government.  There can be no assurances that the Company will meet its expectations of future taxable income.  However, management has considered the above factors in reaching its conclusion that it is more likely than not that future taxable income will be sufficient to realize the net deferred tax assets (net of valuation allowance) as of December 31, 2009.

Based on the Company’s evaluation, it has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The evaluation was performed for the tax years ended December 31, 2004, through 2009. For federal tax purposes, the Company is currently subject to examinations for tax years 2005 through 2008 while for state purposes, tax years 2004 and forward are subject to examination, depending on the specific state rules and regulations. The Internal Revenue Service has completed its examination of the tax year ended December 31, 2006.

The Company may from time to time be assessed interest and penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to its financial results. Assessments for interest and/or penalties are classified in the financial statements as general and administrative expenses other.

NOTE 7 — STOCKHOLDERS’ EQUITY

Employee Stock Option Plans

The Company has the following stock option plans:

1.             The Company has a 1993 Stock Option Plan for Non-employee Directors which provided for the granting of options to purchase up to 240 shares of the Company’s common stock to directors who are not employees.  Each newly elected director or any director who did not possess options to purchase 20 shares of the Company’s common stock was automatically granted options to purchase 20 shares of common stock under this plan at an exercise price based on the market price as of the date of grant.  As of December 31, 2009, all option shares available under this plan have been granted and options for 44 shares were outstanding under this plan.

2.             The Company has a 2000 Employee Stock Option Plan which initially provided for options to purchase up to 1,000 shares of the Company’s common stock to key employees, officers and directors.  The Board of Directors determines the amount and terms of the options, which cannot exceed ten years.  As of December 31, 2009, options for 221 shares had been granted and were outstanding under this plan.  There are no shares available for future grant.

3.             The Company has a 2007 Stock and Incentive Compensation Plan which provides for stock awards up to 500 shares of the Company’s common stock to employees, non-employee directors or independent contractors, with a maximum number of full value restricted share awards up to 200.  The Board of Directors determines the amount and terms of the options, which cannot exceed ten years.  As of December 31, 2009, options for 165 shares had been granted and were outstanding under this plan. In addition, 81 restricted shares were awarded.  Shares available for future grant amounted to 245 shares at December 31, 2009.

Changes in option shares outstanding are summarized as follows:

	Shares	Wtd Avg Ex. Price
December 31, 2006	614	$1.83

Granted	187	19.50
Exercised	(471)	6.31
Terminated	(13)	19.40
December 31, 2007	317	$11.87

Granted	90	23.43
Exercised	(11)	5.50
Terminated	(22)	20.82
December 31, 2008	374	$14.24

Granted	85	35.14
Exercised	(20)	5.59
Terminated	(9)	(20.05)
December 31, 2009	430	$18.87

The following table details exercisable options and related information:

	Year Ended December 31,
	2009	2008	2007
Exerciable at end of year	210	173	187
Weighted average price	$10.50	$6.39	$6.54

Weighted average fair value of options granted during the year	$17.16	$9.89	$8.54

Beginning in 2007, the fair value of each option award is estimated on the date of grant using the Monte Carlo option valuation model with suboptimal exercise behavior. Prior to 2007, the fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing model. The Monte Carlo model places greater emphasis on market evidence and predicts more realistic results because it considers open form information including volatility, employee exercise behaviors and turnover.  The following assumptions were used in determining the fair value of option awards for 2009:

Grant date	Equivalent interest rate	Equivalent volatility	Implied expected lives	Expected lives
February, 2009	2.60%	61.05%	4.4 years	5.1 years
December, 2009	3.05%	41.47%	2.9 years	5.4 years

As of December 31, 2009, there was $3,292 of total unrecognized compensation cost, after estimated for forfeitures, related to unvested share-based compensation granted under the plans.  That cost is expected to be recognized over a weighted-average period of 3.27 years.  The total fair value of option shares vested was $1,020 and $399 during the years ended December 31, 2009 and 2008, respectively.

The following table summarizes information about stock options outstanding at December 31, 2009:

Options Outstanding				Options Exercisable
Range of Exercise Price	Outstanding as of December 31, 2009	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Exercise Price	Exercisable as of December 31, 2009	Wtd. Avg. Exercise Price
$1.31-2.50	97	0.57	$2.09	97	$2.09
$2.51-3.00	—	—	$—	—	$—
Over $3.00	334	7.97	$23.75	113	$17.74
$1.31-44.00	431	6.44	$18.87	210	$10.50

Employee Stock Purchase Plan

The company has an Employee Stock Purchase Plan (2009 ESPP) which will provide employees of the Company and its subsidiaries with an opportunity to participate in the growth of the Company and to further align the interest of the employees with the interests of the Company through the purchase of shares of the Company’s Common Stock.  Under the 2009 ESPP, 300 shares of the Company’s Common Stock have been authorized for issuance.  As of December 31, 2009 all 300 shares remain available.

Directors Deferred Compensation Plan

The Company has a Non-Employee Directors Deferred Compensation Plan which allows Directors to elect to receive fees for Board services in the form of shares of the Company’s common stock.  The Plan authorized 200 shares for such use.  As of December 31, 2009, 94 shares have been allocated in deferred accounts, 35 have been issued to previous Directors and 70 remain available for future allocation.  Allocated shares are to be issued to Directors when they cease to be Directors or upon a change in control.  Directors’ fees are expensed as incurred whether paid in cash or deferred into the Plan.

NOTE 8 — RETIREMENT PLAN

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

The Company’s retirement plan expense was approximately $422, $162 and $193 for the years ended December 31, 2009, 2008, and 2007, respectively.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain real estate, office space, and equipment under non-cancelable operating leases expiring at various dates through 2014 and which contain various renewal and escalation clauses.  Rent expense amounted to approximately $6,407, $5,032 and $3,197 for years ended December 31, 2009, 2008 and 2007, respectively.  At December 31, 2009 the minimum rental payments under these leases were as follows (in thousands):

2010	$4,787
2011	3,439
2012	2,000
2013	896
2014	236
Total	$11,358

Capital Leases and Term Debt

The Company has certain assets, primarily computer equipment, under capital leases.  The leases include interest of approximately 10.4% per annum. Capital leases have a term life of three (3) years. Assets held under capital lease are carried at cost of approximately $967 with accumulated depreciation of approximately $456 as of December 31, 2009.

The Company has five unsecured notes payable totaling $4.3 million to sellers bearing interest at 6% per annum at March 2010, March 2011, November 2011 and June 2012.

Future minimum lease payments and principal and interest payments on the term debt are as follows (in thousands):

Year Ending December 31,	Capital Leases	Acquisition Notes Payable	Total
2010	$330	$1,500	$1,830
2011	56	1,600	1,656
2012	—	1,200	1,200
2013	—	—	—
2014	—	—	—
	386	4,300	4,686
Less: amount representing interest	(10)	—	(10)
Present value of minimum lease/principal payments	376	4,300	4,676
Less: current portion	336	1,500	1,836
	$40	$2,800	$2,840

Legal Proceedings

The Company is currently, and from time to time, subject to claims and suits arising in the ordinary course of its business, including claims for damages for personal injuries.  In the opinion of management, the ultimate resolution of any of these pending claims and legal proceedings will not have a material effect on the Company’s financial position or results of operations.

NOTE 10 — STOCK TRANSACTIONS

In the second quarter of 2008, the Company sold 2,513 shares of common stock in a public offering for proceeds of $41.8 million after deducting the underwriting discounts and offering expenses.  In conjunction with the stock offering, the Company retired all of its outstanding Treasury Stock.

In December 2008, the Company filed a shelf registration statement to provide for the issuance of up to $150 million of any combination of common stock, preferred stock, warrants and debt securities.

On August 5, 2009, the Company entered into a Distribution Agreement with J.P. Morgan Securities Inc.  According to the provisions of this Agreement, the Company may offer and sell from time to time up to 1,600 shares of common stock having an aggregate offering price of up to $50 million through J.P. Morgan, as distribution agent.  Sales of stock will be made by means of ordinary brokers’ transactions on the Nasdaq Global Select Market at market prices, or as otherwise agreed between the Company and J.P. Morgan.  Under the terms of this Agreement, the Company also may sell shares of common stock to J.P. Morgan as principal for its own account at a price agreed upon at the time of the sale.  Any sale of shares of common stock to J.P. Morgan as principal would be pursuant to the terms of a separate agreement that would be entered into between the Company and J.P. Morgan.

This Agreement provides the Company the right, but not the obligation, to sell shares of common stock in the future, at prices the Company deems appropriate.  The Company retains at all times complete control over the amount and timing of each sale and the Company will designate the maximum number of shares of common stock to be sold through J.P. Morgan, on a daily basis or otherwise as the Company and J.P. Morgan agree.  J.P. Morgan will then use commercially reasonable efforts to sell, as the Company distribution agent and on the Company’s behalf, all of the designated shares of common stock.  The Company may instruct J.P. Morgan not to sell shares of common stock if the sales cannot be effected at or above the price designated by the Company in any such instruction.  Either the Company or J.P. Morgan may suspend the offering of shares of common stock pursuant to the Agreement upon proper notice and subject to other conditions.

During the third quarter of 2009, the Company issued 968 of the Company’s shares of common stock pursuant to this Agreement.  After commissions of $719, the Company received net proceeds of approximately $28.0 million for the issuance of these shares of common stock, and the Company used the proceeds to reduce the borrowings under the Company’s bank credit facility.  As of December 31, 2009 a maximum of 632 shares remain available for sale subject to a maximum additional value limit of approximately $22 million.

NOTE 11 — SEGMENT DATA

The Company has two reportable segments, Visiting Nurse (VN) and Personal Care (PC).  Reportable segments have been identified based upon how management has organized the business by services provided to customers and the criteria in ASC Topic 280, Segment Reporting. The Company does not allocate certain corporate expenses to the reportable segments.  These expenses are included in Corporate below. The Company evaluates the performance of its business segments based upon operating income from continuing operations. Intercompany transactions between segments are eliminated.

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

	Year Ended December 31,
(In thousands)	2009	2008	2007
Net revenues
Visiting Nurses	$256,060	$172,977	$96,187
Personal Care	41,789	38,540	34,720
	$297,849	$211,517	$130,907

Operating income (loss)
Visiting Nurses	$53,755	$36,645	$18,382
Personal Care	5,166	3,770	3,358
Corporate	(16,846)	(12,216)	(7,842)
	$42,075	$28,199	$13,898

Identifiable assets
Visiting Nurses	$142,364	$134,877	$53,600
Personal Care	14,897	15,563	9,656
Corporate	26,128	6,657	4,104
	$183,389	$157,097	$67,360

Identifiable liabilities
Visiting Nurses	$12,048	$15,237	$14,011
Personal Care	3,375	2,106	1,846
Corporate	18,989	44,971	16,662
	$34,412	$62,314	$32,519

Capital expenditures
Visiting Nurses	$884	$597	$189
Personal Care	52	52	33
Corporate	1,198	827	358
	$2,134	$1,476	$583

Depreciation and amortization
Visiting Nurses	$1,076	$671	$222
Personal Care	30	22	13
Corporate	1,279	637	607
	$2,385	$1,330	$842

NOTE 12 — DISCONTINUED OPERATIONS

During 2009, we had one personal care facility that met the criteria to be reclassified as discontinued operations and during 2008 we had no facilities that met the criteria to be reclassified as discontinued operations.  For all the years presented in this report, these facilities have been reclassified.  Net losses from the discontinued operations were approximately $125, $104 and $185 in the years ended December 31, 2009, 2008 and 2007 respectively, and such amounts are included in net loss from discontinued operations in the accompanying financial statements.

NOTE 13 — ACQUISITIONS

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

Acquisitions During 2009

On June 1, 2009, the Company acquired the assets of the Medicare-certified home health agencies affiliated with Florida-based Central Florida Health Alliance (CFHA), a two-hospital health care company system with home health branches in Leesburg and The Villages for a purchase price of $5.2 million, consisting of $4.0 million in cash and a $1.2 million promissory note at 6% interest.  The cash portion of the transaction was funded from borrowings available on the Company’s existing senior credit facility with JP Morgan Chase Bank, NA.

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

The Company has finalized the purchase accounting for the Patient Care acquisition, resulting in a reduction in other intangible assets of approximately $2.4 million, a reduction of other accrued liabilities of $625 and an increase to goodwill of $1.8 million.

On March 26, 2008, the Company acquired the fixed assets of all the home health agencies owned by Apex Home Healthcare Services, LLC (“Apex Home Healthcare”), the assets of the healthcare rehabilitation business owned by Apex Health and Rehab Center LLC, the assets of the healthcare staffing business owned by Apex Healthcare Solutions, LLC and the assets of the home care physician practice owned by Apex House Call Doctors, LLC for a purchase price of $16.1 million, consisting of $12.1 million in cash, two promissory notes totaling $3 million plus $1 million in value of Almost Family, Inc. common stock (48 shares-restricted). The cash portion of the transaction was funded from borrowings available on the Company’s senior credit facility with JP Morgan Chase Bank, NA.

The Company has finalized the purchase accounting for the Apex Home Healthcare acquisition with no material change to the allocation of the purchase price to the acquired assets and liabilities.

The unaudited pro forma results of operations of the Company as if the Apex Home Healthcare and Patient Care acquisitions had been made at the beginning of 2007 are as follows (in thousands):

	Twelve months ended December 31,
	2008	2007
Revenues	$244,701	$193,347
Net Income	$16,518	$4,377

Earnings per share
Basic	$2.24	$0.80
Diluted	$2.18	$0.77

The pro forma information presented above is presented for illustrative purposes only and may not be indicative of the results of operations that would have actually occurred if the transaction described had been completed as of the beginning of 2007.  In addition, future results may vary significantly from the results reflected in such information.

NOTE 14 - QUARTERLY FINANCIAL DATA— (UNAUDITED)

Summarized quarterly financial data for the years ended December 31, 2009 and 2008 are as follows (in thousands except per share data):

	Year Ended December 31, 2009				Year Ended December 31, 2008
	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31
Net service revenues	$78,020	$76,294	$74,593	$68,941	$65,895	$58,437	$48,436	$38,749
Gross Margin	41,948	40,515	40,096	36,725	35,644	31,484	25,828	20,315
Income from continuing operations	6,853	6,194	6,049	5,593	5,182	4,784	3,880	2,552
Income (loss) from discontinued operations	(45)	(28)	(55)	2	15	(79)	(19)	(21)
Net income	$6,808	$6,166	$5,994	$5,595	$5,197	$4,705	$3,861	$2,531

Average shares outstanding
Basic	9,058	8,281	8,176	8,152	8,137	8,137	7,643	5,542
Diluted	9,308	8,448	8,389	8,281	8,368	8,357	7,809	5,700

Income from continuing operations
Basic	$0.76	$0.75	$0.74	$0.69	$0.64	$0.59	$0.51	$0.46
Diluted	$0.74	$0.73	$0.72	$0.68	$0.62	$0.57	$0.50	$0.45

Income (loss) from discontinued operations
Basic	$(0.01)	$—	$(0.01)	$—	$—	$(0.01)	$—	$—
Diluted	$(0.01)	$—	$(0.01)	$—	$—	$(0.01)	$—	$—

Net income per share
Basic	$0.75	$0.75	$0.73	$0.69	$0.64	$0.58	$0.51	$0.46
Diluted	$0.73	$0.73	$0.71	$0.68	$0.62	$0.56	$0.50	$0.45

NOTE 15 — SUBSEQUENT EVENTS

Management has evaluated all events and transactions that occurred after December 31, 2009 through February 24, 2010, the date of issuance of the financial statements.  During this period, the Company had no material subsequent events requiring recognition in the consolidated financial statements or any non-recognized subsequent events requiring disclosure.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Almost Family, Inc.

We have audited the accompanying consolidated balance sheets of Almost Family, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Almost Family, Inc. and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Almost Family, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young, LLP

Louisville, Kentucky
February 24, 2010

Management’s Report on Internal Control over Financial Reporting

The consolidated financial statements appearing in this Annual Report have been prepared by management that is responsible for their preparation, integrity and fair presentation. The statements have been prepared in accordance with U. S. generally accepted accounting principles, which requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded our internal control over financial reporting was effective based on the criteria described above as of December 31, 2009.

Ernst & Young LLP, an independent registered public accounting firm, has audited and reported on the consolidated financial statements of Almost Family, Inc. and on the effectiveness of our internal control over financial reporting. The reports of Ernst & Young LLP are contained in this Annual Report.

/s/ William B. Yarmuth	/s/ C. Steven Guenthner
William B. Yarmuth	C. Steven Guenthner
President and Chief Executive Officer	Chief Financial Officer

Date: February 24, 2010	February 24, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Almost Family, Inc.

We have audited Almost Family, Inc. and subsidiaries’ internal control of financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Almost Family, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Almost Family, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Almost Family, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 of Almost Family, Inc. and subsidiaries and our report dated  February 24, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young, LLP

Louisville, Kentucky
February 24, 2010

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures — As of December 31, 2009, the Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009.

Internal Control — Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report that provides management’s assessment of our internal control over financial reporting as part of this Annual Report on Form 10-K for the year ended December 31, 2009.  Management’s report is included in Item 8 of this report under the caption entitled “Management’s Report on Internal Control Over Financial Reporting,” and is incorporated herein by reference.  Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting.  This attestation report is included in item 8 of this report under the caption entitled “Report of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting - There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2009, that have materially affected, or are reasonably likely to materially affect, Almost Family, Inc.’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

On February 22, 2010, the Board of Directors set the date for the 2010 annual meeting of stockholders of May 3, 2010, with a record date of March 19, 2010. The meeting will be held at the Company’s offices at 9510 Ormsby Station Road, Suite 300, Louisville, Kentucky.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is set forth in the Registrant’s definitive proxy statement to be filed with the Commission no later than 120 days after December 31, 2009, except for the information regarding executive officers of the Company.  The information required by this Item contained in such definitive proxy statement is incorporated herein by reference.

The following table sets forth certain information with respect to the Company’s executive officers.

Name	Age	Position with the Company
William B. Yarmuth (1)	57	Chairman of the Board President and Chief Executive Officer
C. Steven Guenthner (2)	49	Senior Vice President and Chief Financial Officer
P. Todd Lyles (3)	48	Senior Vice President — Administration
Anne T. Liechty (4)	57	Senior Vice President - Operations
Phyllis D. Montville (5)	61	Senior Vice President — Operations
Cathy S. Newhouse (6)	48	Senior Vice President — Sales and Clinical Programs
Carla J. Hengst (7)	54	Vice President — PC Operations

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

(3)                                  P. Todd Lyles joined the Company as Senior Vice President Planning and Development in October 1997 and now serves as Senior Vice President — Administration.  Prior to joining the Company Mr. Lyles was Vice President Development for the Kentucky Division of Columbia/HCA, a position he had held since 1993.  Mr. Lyles experience also includes 8 years with Humana Inc. in various financial and hospital management positions.

(4)                                  Anne T. Liechty became Senior Vice President — VN Operations in 2001.  Ms. Liechty has been employed by the Company since 1986 in various capacities including Vice President of Operations for the Company’s VN segment and its Product segment.

(5)                                  Phyllis Montville became Senior Vice President — Operations in 2007.  Ms. Montville came to the company in 2006 as Vice President of VN Operations in Florida.  She has 23 years experience in home care management, most of which is in the Florida market.  Ms. Montville owned and operated her own franchise for 10 years.  She started in the home care field as a branch manager and home care nurse.

(6)                                  Cathy Newhouse became Senior Vice President — Sales and Clinical Programs in 2008 after joining the Company in 2007 as Vice President of Clinical Programs.  She has over 25 years experience in home care management focused on business development.  Prior experience includes more than 20 years in progressive leadership roles at Gentiva.  Her last position there was Vice President of Specialty Programs.

(7)                                  Carla J. Hengst joined the Company in June of 2008 as Vice President and now serves as the Vice                  President of Personal Care Operations.  Prior to joining the Company, Ms. Hengst was a Vice             President of Operations for US Medical Management for two years.  Ms. Hengst’s experience also        includes 17 years with Gentiva Health Services in various management positions.

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

Equity Compensation Plans

As of December 31, 2009, shares of common stock authorized for issuance under our equity compensation plans are summarized in the following table.  See note 7 to the consolidated financial statements for a description of the plans.  The table below is furnished pursuant to item 12.

Plan Category	Shares to be Issued Upon Exercise	Weighted Average Option Exercise Price	Shares Available for Future Grants

Plans approved by shareholders	431	$18.87	245
Plans not approved by shareholders	—	—	—

Total	431	$18.87	245

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
		Page Number
(a)	The following items are filed as part of this report:

	1. Index to Consolidated Financial Statements

	Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007	42
	Consolidated Balance Sheets — December 31, 2009 and 2008	43
	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2009, 2008 and 2007	44
	Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007	45
	Notes to Consolidated Financial Statements	46
	Report of Independent Registered Public Accounting Firm	65

	2. Index to Financial Statement Schedule

	Schedule II — Valuation and Qualifying Accounts	74

	All other Schedules have been omitted because they are either not required, not applicable or,the information has otherwise been supplied in the financial statements or notes thereto.

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

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3 of the Registrant’s Current Report on Form 8-K dated November 12, 2007)

4.1	Other Debt Instruments — copies of other debt instruments for which the total debt is less than 10% of assets will be furnished to the Commission upon request.

10.1+	Nonqualified Stock Option Plan, as amended (incorporated by reference to the Registrant’s Registration Statement on Form S-8 Reg. No. 33-20815).

10.2+	Supplemental Nonqualified Stock Option Plan (incorporated by reference to Exhibit 19.4 to the Registrant’s Report on Form 10-Q for the Quarter Ended November 30, 1987 Commission File No. 15342).

10.3+	Incentive Stock Option Plan, as amended (incorporated by reference to the Registrant’s Registration Statement on Form S-8 Reg. No. 33-20815).

10.4+

Amendment to the Senior Service Corporation 1987 Nonqualified Stock Option Plan (incorporated by reference to Exhibit 19.3 to the Registrant’s Report on Form 10-Q for the quarter ended November 30, 1989).

10.5+	1991 Long-Term Incentive Plan (incorporated by references to the Registrant’s Registration Statement on Form S-8 Reg. No. 33-81124).

10.6+	Employment Agreement, dated January 1, 1996, between the Company and William B. Yarmuth (incorporated by reference to the Registrant’s report on Form 10-K for the year ended March 31, 1996).

10.7	Loan Agreement between the Company and Bank One, KY (incorporated by reference to the Registrant’s report on Form 10-K for the year ended March 31, 2001).

10.8	Third Amendment to Loan Agreement between the Company and Bank One, NA, dated March 23, 2004 (incorporated by reference to the Registrant’s report on Form 10-K for the year ended December 31, 2003)

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

10.11+	2007 Stock and Incentive Compensation Plan (incorporated by reference to Appendix A of the Definitive Proxy Statement on Schedule 14A as filed on June 25, 2007).

10.12+	2000 Stock Option Plan (incorporated by reference to the Registrant’s Registration Statement on Form S-8 Reg. No. 333-88744).

10.13*+	Amended and Restated Non-Employee Directors Deferred Compensation Plan

10.14+	1993 Non-Employee Directors Stock Option Plan (incorporated by reference to the Registrant’s Registration Statement on Form S-8 Reg. No. 333-881100).

10.15+

Forms of Stock Option Agreements and Restricted Stock Award Agreement pursuant to 2007 Stock and Incentive Plan (incorporated by reference to the Registrant’s report on Form 10-K for the year ended December 31, 2008).

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

(A)

Assumption and Indemnification Agreement dated as of June 18, 2008, by and among (i) PCI Holding Corp., (ii) Patient Care, Inc., (iii) National Home Care, Inc., (iv) Patient Care, Inc. — Illinois, (v) Patient Care Medical Services, Inc. — Ohio, (vi) Georgia Nursing Services, Inc., (vii) Patient Care Massachusetts, Inc., (viii) E.C. Solutions, Inc., (ix) Patient Care Florida, Inc., (x) Patient Care Medical Services, Inc., (xi) Priority Care, Inc., (xii) Patient Care Pennsylvania, Inc., (xiii) Patient Care New Jersey, Inc., and (xiv) the Registrant;

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

10.17

Credit Agreement, dated as of July 15, 2008 among Almost Family, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent and Fifth Third Bank as Syndication Agent. (Except for Schedule 5.09, schedules have been omitted. Almost Family undertakes to furnish supplemental copies of any of the omitted schedules upon request by the Securities and Exchange Commission.) (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated July 15, 2008.)

10.18+

Amendment dated January 1, 2009 to Employment Agreement effective January 1, 1996, between the Registrant and William B. Yarmuth (incorporated by reference to the Registrant’s report on Form 10-K for the year ended December 31, 2008).

10.19+	Amendment to Amended and Restated 2000 Stock Option Plan dated January 1, 2009 (incorporated by reference to the Registrant’s report on Form 10-K for the year ended December 31, 2008).

10.20	Almost Family, Inc. 2009 Employee Stock Purchase Plan (incorporated by reference to Appendix A of the Definitive Proxy Statement on Schedule 14A as filed on July 1, 2009).

21*	List of Subsidiaries of Almost Family, Inc.

23.1*	Consent of Ernst & Young LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C 1350, as adopted pursuant tosection 906 of the Sarbanes Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.

*Denotes filed herein.

+Denotes compensatory plan or management contract.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALMOST FAMILY, INC.

February 24, 2010

/S/ William B. Yarmuth	February 24, 2010
William B. Yarmuth
Chairman, Chief Executive Officer and President

/S/ C. Steven Guenthner	February 24, 2010
C. Steven Guenthner
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature		Title	Date

By:	/s/ William B. Yarmuth	Director, Chief Executive Officer and President	February 24, 2010
	William B. Yarmuth	(principal executive officer)

By:	/s/ C. Steven Guenthner	Senior Vice President and Chief Financial Officer	February 24, 2010
	C. Steven Guenthner	(principal financial officer and principal accounting officer)

By:	/s/ Steven B. Bing	Director	February 24, 2010
Steven B. Bing

By:	/s/ Donald G. McClinton	Director	February 24, 2010
Donald G. McClinton

By:	/s/ Tyree G. Wilburn	Director	February 24, 2010
Tyree G. Wilburn

By:	/s/ Jonathan D. Goldberg	Director	February 24, 2010
Jonathan D. Goldberg

By:	/s/ W. Earl Reed, III	Director	February 24, 2010
W. Earl Reed, III

By:	/s/ Henry M. Altman, Jr.	Director	February 24, 2010
Henry M. Altman, Jr.

ALMOST FAMILY, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

SCHEDULE II

(In thousands)

	Col. A	Col. B	Col. C	Col. D	Col. E
		Additions
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts	(3) Deductions	Balance at End of Period

Allowance for bad debts:
Year Ended December 31, 2009	$4,418	$3,762	$155	$1,801	$6,534

Year Ended December 31, 2008	3,006	2,963	392	1,943	4,418

Year Ended December 31, 2007	2,101	1,543	958	1,596	3,006

(1)          Charged to bad debt expense.

(2)          Acquired Bad Debt Reserves.

(3)          Write-off of accounts.