Form 10-Q
period 2010-04-29
ALMOST FAMILY INC
filed 2010-04-29
CIK 799231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________
FORM 10-Q
_____________

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to____________

Commission file number  001-09848
_____________
ALMOST FAMILY, INC.
(Exact name of Registrant as specified in its charter)
_____________

Delaware	06-1153720
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9510 Ormsby Station Road, Suite 300, Louisville, Kentucky 40223
(Address of principal executive offices)

(502) 891-1000
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒ No ☐.

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
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class of Common Stock    $0.10 par value
Shares outstanding at April 27, 2010  9,157,159

ALMOST FAMILY, INC. AND SUBSIDIARIES

FORM 10-Q

INDEX

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2010
ASSETS	(UNAUDITED)	December 31, 2009
CURRENT ASSETS:
Cash and cash equivalents	$31,000	$19,389
Accounts receivable - net	36,189	35,121
Prepaid expenses and other current assets	2,204	2,544
Deferred tax assets	7,628	7,786
TOTAL CURRENT ASSETS	77,021	64,840

PROPERTY AND EQUIPMENT - NET	4,213	4,291

GOODWILL	99,134	99,133

OTHER INTANGIBLE ASSETS	14,463	14,538

OTHER ASSETS	581	587
	$195,412	$183,389

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,508	$3,360
Accrued other liabilities	22,754	20,076
Current portion - capital leases and notes payable	1,776	1,836
TOTAL CURRENT LIABILITIES	30,038	25,272

LONG-TERM LIABILITIES:
Revolving credit facility	-	-
Capital lease obligations	-	40
Notes payable	1,300	2,800
Deferred tax liabilities	6,161	5,258
Other liabilities	965	1,042
TOTAL LONG-TERM LIABILITIES	8,426	9,140
TOTAL LIABILITIES	38,464	34,412

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.05; authorized
2,000 shares; none issued or outstanding	-	-
Common stock, par value $0.10; authorized
25,000; 9,155 and 9,151
issued and outstanding	916	915
Additional paid-in capital	94,992	94,465
Retained earnings	61,040	53,597
TOTAL STOCKHOLDERS' EQUITY	156,948	148,977
	$195,412	$183,389

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except per share data)

	Three Months ended March 31,
	2010	2009
Net service revenues	$81,778	$68,941
Cost of service revenues (excluding depreciation and amortization)	37,587	32,216
Gross margin	44,191	36,725
General and administrative expenses:
Salaries and benefits	22,314	19,002
Other	9,284	8,156
Total general and administrative expenses	31,598	27,158
Operating income	12,593	9,567
Interest expense, net	(89)	(313)
Income from continuing operations before income taxes	12,504	9,254
Income tax expense	(5,032)	(3,661)
Net income from continuing operations	7,472	5,593
Discontinued operations, net of tax benefits of $20 and ($1)	(29)	2
Net income	$7,443	$5,595

Per share amounts-basic:
Average shares outstanding	9,071	8,152
Income from continued operations	$0.82	$0.69
Loss from discontinued operations	-	-
Net income	$0.82	$0.69

Per share amounts-diluted:
Average shares outstanding	9,326	8,281
Income from continued operations	$0.80	$0.68
Loss from discontinued operations	-	-
Net income	$0.80	$0.68

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$7,443	$5,595
Loss from discontinued operations	(29)	2
Income from continuing operations	7,472	5,593
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	669	574
Provision for uncollectible accounts	882	296
Stock-based compensation	430	329
Deferred income taxes	1,061	743
	10,514	7,535
Change in certain net assets and liabilities, net of the effects of acquisitions:
(Increase) decrease in:
Accounts receivable	(1,950)	(2,371)
Prepaid expenses and other current assets	339	732
Other assets	6	(16)
Increase (decrease) in:
Accounts payable and accrued expenses	4,751	(1,881)
Net cash provided by operating activities	13,660	3,999

Cash flows from investing activities:
Capital expenditures	(516)	(247)
Acquisitions, net of cash acquired	(1)	(2,852)
Net cash used in investing activities	(517)	(3,099)

Cash flows from financing activities:
Net revolving credit facility (repayments) borrowings	-	(2,048)
Proceeds from stock option exercises	76	36
Tax benefit from non-qualified stock option exercises	21	205
Principal payments on capital leases and notes payable	(1,600)	(174)
Net cash used in financing activities	(1,503)	(1,981)

Cash flows from discontinued operations:
Operating activities	(29)	2
Investing activities	-	-
Financing activities	-	-
Net cash used in discontinued operations	(29)	2

Net increase (decrease) in cash and cash equivalents	11,611	(1,079)
Cash and cash equivalents at beginning of period	19,389	1,301
Cash and cash equivalents at end of period	$31,000	$222

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise indicated, all dollars and share counts are in thousands)

1.           Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements for the three months ended March 31, 2010 and 2009 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. Accordingly, the reader of this Form 10-Q is referred to our Form 10-K for the year ended December 31, 2009 for further information. In the opinion of management of Almost Family, Inc., (the “Company”), the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position at March 31, 2010 and the results of operations for the three month  periods and cash flows for the three month period ended March 31, 2010 and 2009.

The results of operations for the three month period ended March 31, 2010 are not necessarily indicative of the operating results for the year.

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

Financial Statement Reclassifications

Certain amounts have been reclassified in the 2009 consolidated financial statements and related notes in order to conform to the 2010 presentation. Such reclassifications had no effect on previously reported net income.

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

Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation. From time to time issues may arise related to: 1) medical coding, particularly with respect to Medicare, 2) patient eligibility, particularly related to Medicaid, and 3) other matters unrelated to credit risk, all of which may result in adjustments to recorded revenue amounts. Management evaluates the potential for revenue adjustments and when appropriate provides allowances for losses based upon the best available information. There is at least a reasonable possibility that recorded estimates could change by material amounts in the near term.

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

	Three Months ended March 31,
	2010	2009
	Amount	Amount
Net service revenues:
Visiting Nurse	$71,541	$58,748
Personal Care	10,237	10,193
	$81,778	$68,941
Operating income before corporate expenses:
Visiting Nurse	$15,862	$12,193
Personal Care	1,251	1,103
	17,113	13,296
Corporate expenses	4,520	3,729
Operating income	12,593	9,567
Interest expense, net	89	313
Income tax expense	5,032	3,661
Net income from continuing operations	$7,472	$5,593

EBITDA from continuing operations	$13,692	$10,470

4.           Capitalized Software Development Costs

The Company capitalizes the cost of internally generated computer software developed for the Company’s own use. Software development costs of approximately $80 and $6 were capitalized in the three months ended March 31, 2010 and 2009, respectively. Capitalized software development costs are amortized over a three-year period following the initial implementation of the software.

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

Other intangible assets consist of Certificates of Need and licenses, trade names and non-compete agreements.  Intangible assets are amortized on a straight-line basis over their estimated useful lives.  For entities acquired subsequent to 2007, licenses, provider numbers, certificates of need and trade names have indefinite lives and are not amortized. The cost of non-compete agreements are amortized over the life of the agreement, usually 3 years, beginning after any earn-out period.  The Company reviews definite lived intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.

 The following table summarizes the activity related to our goodwill and other intangible assets, net for 2010:

		Other Intangible Assets
	Goodwill	Certificates of Need and licenses	Trade Name	Non-compete Agreements	Total
Balances at 12-31-09	$99,133	$6,591	$7,581	$366	$14,538
Additions	1	-	-	-	-

Amortization	-	-	-	(75)	(75)
Balances at 3-31-10	$99,134	$6,591	$7,581	$291	$14,463

Of total goodwill, $95,307 relates to the Visiting Nurse segment and $3,827 relates to the Personal Care segment.  Amortization expense recognized on intangible assets for the first quarter was $75 in 2010 and $76 in 2009.

6.           Revolving Credit Facility

At March 31, 2010, the Company had a $75 million senior secured revolving credit facility with JP Morgan Chase Bank, NA, as Administrative Agent, Fifth Third Bank, as Syndication Agent and certain other lenders.  The facility consists of a $75 million credit line with a maturity date of July 15, 2011 and an “accordion” feature providing for potential future expansion of the facility to $100 million.  Borrowings (other than letters of credit) under the credit facility are at either the bank’s prime rate plus a margin (ranging from 0.00% to 1.00%, currently 0.00%) or LIBOR plus a margin (ranging from 1.60% to 2.60%, currently 1.60%).  The margin for prime rate or LIBOR borrowings is determined by the Company’s leverage.  Borrowings under the Agreement are secured by a first priority perfected security interest in all tangible and intangible assets of the Company, and all existing and future direct and indirect subsidiaries of the Company as guarantors.  At March 31, 2010, the Company had no borrowings outstanding.

The weighted average prime rate-based interest rate was 3.25% and 3.59% for the quarters ended March 31, 2010 and 2009, respectively.  The weighted average LIBOR rate was 1.83% and 2.41% for the first quarter of 2010 and 2009, respectively. The Company pays a commitment fee of 0.25% per annum on the unused facility balance. Borrowings are available equal to a multiple of 3.0 times earnings before interest, taxes, depreciation and amortization (“EBITDA”). “EBITDA” may include “Acquired EBITDA” from proforma acquisitions pursuant to a calculation rider, up to 50% of “Adjusted EBITDA”, as defined. Borrowings under the facility may be used for general corporate purposes, including acquisitions. As of March 31, 2010, the formula permitted all $75 million to be used, of which no amounts were outstanding. The Company has irrevocable letters of credit, totaling $5.9 million outstanding in connection with its self-insurance programs. Thus, a total of $69.1 million was available for use at March 31, 2010. The Company’s revolving credit facility is subject to various financial covenants. As of March 31, 2010, the Company was in compliance with the covenants. Under the most restrictive of its covenants, the Company was required to maintain minimum net worth of at least $145.0 million at March 31, 2010.  At such date the Company’s net worth was approximately $157.0 million.

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

Assets and liabilities carried at fair value are classified and disclosed in one of the following categories:
•	Level 1: Quoted market prices in active markets for identical assets or liabilities.
•	Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
•	Level 3: Unobservable inputs that are not corroborated by market data.

The Company does not have any assets or liabilities carried at fair value that are measured on a recurring basis.

8.           Stock-Based Compensation

Stock option grant date fair values are determined at the date of grant using a Monte Carlo option valuation model with suboptimal exercise behavior. Employee options vest ratably over 4 years.  There were no stock option grants in the quarter ended March 31, 2010.

Changes in option shares outstanding are summarized as follows:

	Shares	Wtd Avg Ex. Price
December 31, 2009	430	$18.87

Granted	-	-
Exercised	(5)	20.32
Terminated	-	-
March 31, 2010	425	$18.85

9.           Earnings Per Common Share

A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted earnings per common share is as follows:

	Three Months ended March 31,
	2010	2009
Basic weighted average outstanding shares	9,071	8,152
Add common equivalent shares representing shares issuable upon exercise of dilutive options	255	129
Diluted weighted average number of shares at year end	9,326	8,281

10.           Equity Issuances

On August 5, 2009, the Company entered into a Distribution Agreement with J.P. Morgan Securities Inc.  According to the provisions of this Agreement, we may offer and sell from time to time up to 1,600 shares of common stock having an aggregate offering price of up to $50 million through J.P. Morgan, as distribution agent.  Sales of stock will be made by means of ordinary brokers’ transactions on the Nasdaq Global Select Market at market prices, or as otherwise agreed between us and J.P. Morgan.  Under the terms of this Agreement, we also may sell shares of common stock to J.P. Morgan as principal for its own account at a price agreed upon at the time of the sale.  Any sale of shares of common stock to J.P. Morgan as principal would be pursuant to the terms of a separate agreement that would be entered into between us and J.P. Morgan.

This Agreement provides us the right, but not the obligation, to sell shares of common stock in the future, at prices we deem appropriate.  The Company retains at all times complete control over the amount and timing of each sale, and we will designate the maximum number of shares of common stock to be sold through J.P. Morgan, on a daily basis or otherwise as we and J.P. Morgan agree.  J.P. Morgan will then use commercially reasonable efforts to sell, as our distribution agent and on our behalf, all of the designated shares of common stock.  The Company may instruct J.P. Morgan not to sell shares of common stock if the sales cannot be effected at or above the price designated by us in any such instruction.  Either we or J.P. Morgan may suspend the offering of shares of common stock pursuant to the Agreement upon proper notice and subject to other conditions.  Unless earlier terminated, the Distribution Agreement terminates June 30, 2010.

As of March 31, 2010 a maximum of 632 shares remain available for sale subject to a maximum additional value limit of approximately $22 million.

11.           Commitments and Contingencies

Insurance Programs

The Company bears significant insurance risk under our large-deductible workers’ compensation insurance program and our self-insured employee health program.  Under the workers’ compensation insurance program, we bear risk up to $400 per incident.  We purchase stop-loss insurance for the employee health plan that places a specific limit, generally $100, on our exposure for any individual covered life.

The Company records estimated liabilities for our insurance programs based on information provided by the third-party plan administrators, historical claims experience, the life cycle of claims, expected costs of claims incurred but not paid, and expected costs to settle unpaid claims.  We monitor our estimated insurance-related liabilities on a monthly basis.  As facts change, it may become necessary to make adjustments that could be material to our results of operations and financial condition.

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against us by various claimants.  The claims are in various stages of processing and some may ultimately be brought to trial.  We are aware of incidents that have occurred through March 31, 2010 that may result in the assertion of additional claims.  We currently carry professional and general liability insurance coverage for this exposure with no deductible.

Legal Proceedings

The Company is currently, and from time to time, subject to claims and suits arising in the ordinary course of its business, including claims for damages for personal injuries. In the opinion of management, the ultimate resolution of any of these pending claims and legal proceedings will not have a material effect on the Company’s financial position or results of operations.

12.           Acquisitions

There were no acquisitions during the quarter ended March 31, 2010.

13.           Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes.  The Company’s effective income tax rate from continuing operations for the three month period ended March 31, 2010 and 2009 was 40.3% and 39.6%, respectively.  The increase is primarily attributable to permanently nondeductible expenses.

Certain tax authorities may periodically audit the Company.  Based on the Company’s annual evaluation, it has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements.  Additionally, the Company may from time to time be assessed interest and penalties by tax jurisdictions.  Any such assessments historically have been immaterial to the Company’s financial results and are classified as other general and administrative expenses in the financial statements.

14.   Discontinued Operations

The Company reclassifies operating units closed, sold, or held for sale out of continuing operations and into discontinued operations for all periods presented.  During the three month period ending March 31, 2010, one PC facility met the criteria to be classified as discontinued operations.  This facility has been classified as discontinued operations in this report for all periods presented.  Net revenue from discontinued operations was approximately ($11) and $254 in the quarters ended March 31, 2010 and 2009, respectively.  Net losses from the discontinued operations were approximately $29 and ($2) in the quarters ended March 31, 2010 and 2009, respectively.  Such amounts are included in net loss from discontinued operations in the accompanying financial statements.

15.   Subsequent Events

Management has evaluated all events and transactions that occurred after March 31, 2010.   The Company had no material subsequent events requiring recognition in the consolidated financial statements or any non-recognized subsequent events requiring disclosure.

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

For a detailed discussion of these and other factors that could cause the Company’s actual results to differ materially from the results contemplated by the forward-looking statements, please refer to Item 1A. “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s annual report on Form 10-K for year ending December 31, 2009 and this Form 10-Q.  The reader is encouraged to review these risk factors and filings.

The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report.  Except as required by law the Company assumes no responsibility for updating forward-looking statements to reflect unforeseen or other events after the date of this report.

Critical Accounting Policies

Refer to the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K for the year ended December 31, 2009 for a detailed discussion of our critical accounting policies.

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

Health Care Reform Legislation

On March 23, 2010, President Obama signed the Patient Protection and Affordable Care Act, and on March 30, 2010, the President signed the Health Care and Education Affordability Reconciliation Act of 2010.  These “acts” are collectively referred to below as the “Legislation.”  Many of the provisions of the Legislation do not take effect for an extended period of time and most will require the publication of implementing regulations and/or the issuance of programmatic guidelines.  Additionally, very often, sweeping new legislation is followed by subsequent legislation to address previously unanticipated consequences, or to further define provisions that were too vague to implement based on the language of the original legislation.  In our view it is reasonable to expect this to occur over the next few years.

Among other things, the Legislation as it currently exists:
•
Reduces Medicare reimbursement rates for home health care services we provide to our patients.  While implications on rates for years 2011-2013 appear clear, implications on rates are significantly less clear for years 2014-2017 in which the rebasing described below is to occur.

•	Imposes new requirements on employer-sponsored health plans including expanding eligibility of employees and dependants, which may increase the cost of providing such benefits.
•	Includes enhanced program integrity provisions, provider billing limitations, provider overpayment notification requirements and overpayment recoupment capabilities for CMS.
•	Includes a number of other provisions that could reasonably be expected to have an impact on our business.

As a result of the broad scope of the Legislation, the significant changes it will effect in the healthcare industry and society generally, and the complexity of the technical issues it addresses, we are unable to predict, at this time, all the ramifications the Legislation and the (as yet unreleased) implementing regulations may have on our business as a health care provider or a sponsor of an employee health insurance benefit plan.  The Legislation and implementing regulations and programmatic guidelines could have a material adverse impact on our results of operations or financial condition in ways not currently anticipated by us.

Additionally, we may be unable to take actions to mitigate any or all of the negative implications of the Legislation and implementing regulations or programmatic guidelines.

Some of the more significant changes to home health reimbursement included in the Legislation, as it currently exists, are as follows:
•
A “Market Basket Update” reduction of 1% per year in each of 2011, 2012, and 2013 which will reduce our annual cost inflation updates.  CMS market basket updates are used to reflect price inflation experienced by health care providers.

•	A 3% “Rural Rate Add-on” effective April 1, 2010 through December 2015. Approximately 8% of our Medicare patients live in rural areas.
•
A 10% “Outlier Cap” which limits the amount of “outlier” reimbursement a provider may receive to 10% of total reimbursement.  Less than 1% of our revenue would be considered “outlier” reimbursement.  Home health agencies receive additional or “outlier” payments for 60-day home health episodes of care which carry unusually high costs.

•
A “Rebasing” of rates phased in over four years from 2014 through 2017.  These provisions require CMS to recalculate or “rebase” home health reimbursement to more closely align with the costs of providing care.  Any reduction in reimbursement rates resulting from “rebasing” cannot exceed 3.5% per year in each of the four phase-in years.  There are certain requirements for the Medicare Payment Advisory Commission (“MedPac”) and the HHS Secretary to assess and report on the impact of rebasing on access and quality of care.  Home health reimbursement rates have not been “rebased” since the inception of the prospective payment system in October 1, 2000.  Accordingly, we cannot predict the impact this “rebasing” work may have when it is completed three years from now.

•	Beginning in 2015, an annual “Productivity” adjustment, estimated to result in a 1% per year payment reduction.

Broader policy changes are contained in the Health Care Reform Legislation, that seek to expand access to affordable health insurance.  The legislative changes will affect provider operations in addition to payments.  For example, the Legislation includes a requirement that physicians ordering home health services document a face-to-face encounter with the patient.  The Legislation also includes a number of pilot programs, demonstration projects and studies, the results of which could lead to alternative health care delivery and payment systems.  The President is charged with appointing a 15-member Independent Medicare Advisory Board (“IMAB”) empowered to recommend changes to the President and Congress to reduce the growth of Medicare spending.

Independent of the Legislation, CMS when establishing Medicare rates for 2010 included a “market basket update” rate increase of 2.0% plus a 2.5% “outlier policy” adjustment minus a 2.75% “case mix creep” adjustment.  Under the Legislation we expect that CMS, when establishing Medicare rates for 2011 will include a “market basket update” based on its measure of cost inflation minus 1%, minus a 2.5% “outlier policy” adjustment, minus a “case mix creep” adjustment based on its calculations.

For purposes of example only, should CMS determine that another 2.0% market basket increase is appropriate and that another 2.75% downward case mix creep adjustment is appropriate it would be expected to establish the 2011 home health reimbursement rate as: +2.0% market basket minus 1%, minus 2.5% outlier policy adjustment, minus 2.75% case mix adjustment which would yield a net 4.25% reduction in the reimbursement rate.  We cannot predict the actual market basket update and case mix creep adjustment for 2011.  CMS historically publishes proposed annual changes in home health reimbursement and regulations for public review and comment in July or August in advance of the affected year.

Independent of the Legislation, in March 2010, the Medicare Payment Advisory Commission (MedPac) issued its annual report to the Congress on Medicare Payment Policy in which it made specific recommendations for payment policy changes for all categories of providers including home health.  Its recommendations for 2011 regarding home health include elimination of the market basket update, consideration of stronger program controls including some that may impact how rebasing is implemented, and a study to identify categories of patients who are likely to receive the greatest benefit from home health care.  We are unable to predict whether, or in what form, the Congress or CMS might implement MedPac’s recommendations.

Independent of the Legislation, effective January 1, 2010, CMS implemented a prohibition of the sale or transfer of the Medicare Provider Agreement for any Medicare-certified home health agency that has been in existence for less than 36 months or that has undergone a change of ownership (including as small as a 5% change) in the last 36 months.  This limitation may reduce the number of home health agencies that otherwise would have been available for acquisition and may limit our ability to successfully pursue our acquisition strategy.

There has been a great deal of legislative and regulatory change enacted in the last several months and, as indicated above, implementing regulations are as yet unpublished.  Additionally, as also indicated above it is reasonable to expect more changes.  Management is currently working to evaluate the implications of these changes and to develop appropriate courses of action for the Company.

Given the broad and far reaching implications of all these changes, the incomplete nature of these changes, the pace at which the changes are taking place and the prospects for future changes to be made, we cannot predict the ultimate impact, which may be material and adverse, that health care reform efforts and resulting Medicare reimbursement rates will have on our liquidity, our results of operation, the realizability of the carrying amounts of our intangible assets including goodwill or our financial condition.  Further, we are unable to predict what effect, if any, such material adverse effect, if it were to occur, might have on our ability to continue to comply with the financial covenants of our revolving credit facility and our ability to continue to access debt capital through that facility.

We may contemplate formulating and taking actions intended to mitigate or otherwise offset some of the negative effects of the proposed reimbursement changes.  These actions may include any or all of the following:
•
Attempting to increase our revenues by: investing more resources in sales and marketing activities, development of diagnosis related specialty programs and increasing our educational programs regarding the value of home health to drive admission growth, establishing startup branch operations to expand our service territories, and acquisitions of underperforming providers with strong referral relationships,

•
Attempting to reduce our costs by: developing a more efficient delivery model, increasing the productivity standards for our staff, optimizing the appropriate use of different levels of professional staff, limiting or eliminating the growth in wage rates, limiting or reducing the size of our work force, closing unprofitable branch operations and accelerating our efforts to evaluate the use of various technological approaches to the delivery of patient care,

•	Evaluating the potential implications of health care reform on our employee benefit plans, and possible changes we may need to make to our plans, and
•	Potentially other actions we deem appropriate.

Although we will attempt to mitigate or otherwise offset the negative effect of health care reform on our reimbursement revenue and our employee benefit plans, our actions may not ultimately be cost effective or prove successful.

Seasonality

Our Visiting Nurse segment operations located in Florida normally experience higher admissions during the first quarter and lower admissions during the third quarter than in the other quarters due to seasonal population fluctuations.

RESULTS OF OPERATIONS

(In thousands)

	Three Months ended March 31,
	2010		2009		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues:
Visiting Nurse	$71,541	87.5%	$58,748	85.2%	$12,793	21.8%
Personal Care	10,237	12.5%	10,193	14.8%	44	0.4%
	$81,778	100.0%	$68,941	100.0%	$12,837	18.6%
Operating income before corporate expenses:
Visiting Nurse	$15,862	22.2%	$12,193	20.8%	$3,669	30.1%
Personal Care	1,251	12.2%	1,103	10.8%	148	13.4%
	17,113	20.9%	13,296	19.3%	3,817	28.7%
Corporate expenses	4,520	5.5%	3,729	5.4%	791	21.2%
Operating income	12,593	15.4%	9,567	13.9%	3,026	31.6%
Interest expense, net	89	0.1%	313	0.5%	(224)	-71.6%
Income tax expense	5,032	6.2%	3,661	5.3%	1,371	37.4%
Net income from continuing operations	$7,472	9.1%	$5,593	8.1%	$1,879	33.6%

EBITDA from continuing operations	$13,692	16.7%	$10,470	15.2%	$3,222	30.8%

On a consolidated basis, our first quarter 2010 net service revenues increased about 19% to approximately $82 million compared to $69 million in the first quarter of 2009. Organic revenue growth was approximately $12 million or approximately 93% of our total growth, while acquisitions provided the balance of the increase at approximately $1 million.

Operating income as a percent of revenue increased to 15.4% in the first quarter of 2010 from 13.9% in 2009, primarily due to 20% organic revenue growth in the VN segment and an approximately 2% rate increase from Medicare in January 2010. Interest expense declined substantially as we used operating cash flows and the proceeds from a 2009 equity offering to repay amounts outstanding under our bank credit facility.  We had no outstanding borrowings on our line of credit as of March 31, 2010.  The effective income tax rate from continuing operations was approximately 40.3% in 2010 and 39.6% in 2009.

Visiting Nurse (VN) Segment

	Three Months ended March 31,
	2010		2009		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$71,541	100.0%	$58,748	100.0%	$12,793	21.8%
Cost of service revenues	30,652	42.8%	25,378	43.2%	5,274	20.8%
Gross margin	40,889	57.2%	33,370	56.8%	7,519	22.5%
General and administrative expenses:
Salaries and benefits	18,481	25.8%	15,454	26.3%	3,027	19.6%
Other	6,546	9.1%	5,723	9.7%	823	14.4%
Total general and administrative expenses	25,027	35.0%	21,177	36.0%	3,850	18.2%
Operating income	$15,862	22.2%	$12,193	20.8%	$3,669	30.1%

Average number of locations	84		74		10	13.5%

All payors:
Patients Months	50,528		43,121		7,407	17.2%
Admissions	14,664		12,672		1,992	15.7%
Billable Visits	460,223		395,774		64,449	16.3%

Medicare Statisitics:
Revenue (in thousands)	$65,546	91.6%	$52,198	88.9%	$13,348	25.6%
Billable visits	381,958		314,737		67,221	21.4%
Admissions	13,268		11,483		1,785	15.5%
Episodes	21,218		18,051		3,167	17.5%

Revenue per completed episode	$3,133		$2,936		$197	6.7%
Visits per episode	18.0		17.3		0.7	4.0%

Net service revenues in the visiting nurse segment for the first quarter of 2010 rose 22.0% to approximately $72 million.  The $13 million increase came from a combination of organic growth of about $12 million and from acquired operations of approximately $1 million.  Our VN organic revenue growth rate was 20.4% for the three months ended March 31, 2010.  Revenue per completed episode increased about 6.7% over 2009 due to an increase in the acuity level and changes in the geographic mix of the patients we served.  The increase in the acuity level of patients served is also reflected in the increase in average number of visits per episode.

Gross margin increased from 56.8% in 2009 to 57.2% in 2010 due to a January 1, 2010 rate increase in Medicare reimbursement rates primarily related to the “outlier policy adjustment” described under Health Care Reform Legislation.  Refer to that section for further information.  Total general and administrative expenses as a percent of revenue declined from 36.0% to approximately 35.0% as additional volumes and branches spread general and administrative expenses over a larger revenue base.

Personal Care (PC) Segment

	Three Months ended March 31,
	2010		2009		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$10,237	100.0%	$10,193	100.0%	$44	0.4%
Cost of service revenues	6,935	67.7%	7,002	68.7%	(67)	-1.0%
Gross margin	3,302	32.3%	3,191	31.3%	111	3.5%
General and administrative expenses:
Salaries and benefits	1,350	13.2%	1,356	13.3%	(6)	-0.4%
Other	701	6.8%	732	7.2%	(31)	-4.2%
Total general and administrative expenses	2,051	20.0%	2,088	20.5%	(37)	-1.8%
Operating income	$1,251	12.2%	$1,103	10.8%	$148	13.4%

Average number of locations	23		22		1	4.5%

Admissions	822		855		(33)	-3.9%
Patient months of care	11,799		11,693		106	0.9%
Patient days of care	148,659		145,461		3,198	2.2%
Billable hours	570,693		570,248		445	0.1%
Revenue per billable hour	$17.94		$17.87		$0.07	0.4%

The increase in gross margin and operating income as a percent of revenue in our Personal Care segment was a result of management actions to improve cost controls and the efficiency of our operations.  While admissions growth is constrained to some degree by challenged Medicaid programs in the states we serve, net service revenues in the segment for the first quarter remained constant at approximately $10 million.  Revenue per billable hour increased primarily as a result of mix changes across the states we serve.  General and administrative expenses did not change materially.

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

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against us by various claimants.  The claims are in various stages of processing and some may ultimately be brought to trial.  We are aware of incidents that have occurred through March 31, 2010 that may result in the assertion of additional claims.  We currently carry professional and general liability insurance coverage for this exposure with no deductible.

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

This Agreement provides us the right, but not the obligation, to sell shares of common stock in the future, at prices we deem appropriate.  We retain at all times complete control over the amount and timing of each sale, and we will designate the maximum number of shares of common stock to be sold through J.P. Morgan, on a daily basis or otherwise as we and J.P. Morgan agree.  J.P. Morgan will then use its commercially reasonable efforts to sell, as our distribution agent and on our behalf, all of the designated shares of common stock.  We may instruct J.P. Morgan not to sell shares of common stock if the sales cannot be effected at or above the price designated by us in any such instruction.  Either we or J.P. Morgan may suspend the offering of shares of common stock pursuant to the Agreement upon proper notice and subject to other conditions.  Unless earlier terminated, the Distribution Agreement terminates June 30, 2010.

As of March 31, 2010 a maximum of 632,444 shares remain available for sale subject to a maximum additional value limit of approximately $22 million.

Revolving Credit Facility

At March 31, 2010, the Company had a $75 million senior secured revolving credit facility with JP Morgan Chase Bank, NA, as Administrative Agent, Fifth Third Bank, as Syndication Agent and certain other lenders.  The facility consists of a $75 million credit line with a maturity date of July 15, 2011 and an “accordion” feature providing for potential future expansion of the facility to $100 million.  Borrowings (other than letters of credit) under the credit facility are at either the bank’s prime rate plus a margin (ranging from 0.00% to 1.00%, currently 0.00%) or LIBOR plus a margin (ranging from 1.60% to 2.60%, currently 1.60%).  The margin for prime rate or LIBOR borrowings is determined by the  Company’s  leverage.   Borrowings  under the  Agreement are secured by a first priority perfected security interest in all tangible and intangible assets of the Company, and all existing and future direct and indirect subsidiaries of the Company as guarantors.  At March 31, 2010, the Company had no borrowings outstanding.

The weighted average prime rate-based interest rate was 3.25% and 3.59% for the quarters ended March 31, 2010 and 2009, respectively.  The weighted average LIBOR rate was 1.83% and 2.41% for the first quarter of 2010 and 2009, respectively. The Company pays a commitment fee of 0.25% per annum on the unused facility balance. Borrowings are available equal to a multiple of 3.0 times earnings before interest, taxes, depreciation and amortization (“EBITDA”). “EBITDA” may include “Acquired EBITDA” from proforma acquisitions pursuant to a calculation rider, up to 50% of “Adjusted EBITDA”, as defined. Borrowings under the facility may be used for general corporate purposes, including acquisitions. As of March 31, 2010, the formula permitted all $75 million to be used, of which no amounts were outstanding. The Company has irrevocable letters of credit, totaling $5.9 million outstanding in connection with its self-insurance programs. Thus, a total of $69.1 million was available for use at March 31, 2010. The Company’s revolving credit facility is subject to various financial covenants. As of March 31, 2010, the Company was in compliance with the covenants. Under the most restrictive of its covenants, the Company was required to maintain minimum net worth of at least $145.0 million at March 31, 2010.  At such date the Company’s net worth was approximately $157.0 million.

We believe that this facility plus cash on hand will be sufficient to fund our operating needs for at least the next year.  We will continue to evaluate additional capital, including possible debt and equity investments in the Company, to support a more rapid development of the business than would be possible with internal funds.

Cash Flows
Key elements to the Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009 were:

Net Change in Cash and Cash Equivalents	2010	2009
Provided by (used in):
Operating activities	$13,660	$3,999
Investing activities	(517)	(3,099)
Financing activities	(1,503)	(1,981)
Discontinued operations activities	(29)	2
Net increase in cash and cash equivalents	$11,611	$(1,079)

2010
Net cash provided by operating activities resulted primarily from current period income of $7.5 million, net of changes in accounts receivable, accounts payable and accrued expenses.  Accounts receivable days revenues outstanding were 40 at March 31, 2010 and 41 at December 31, 2009.  The cash used in investing activities is primarily due to capital expenditures of $.5 million.  Net cash used in financing activities was due to payment of $1.6 million on an acquisition related notes payable.

2009
Net cash provided by operating activities resulted primarily from current period income of $5.6 million, net of changes in accounts receivable, accounts payable and accrued expenses.  Accounts receivable days revenues outstanding were 47 at March 31, 2009 and 48 at December 31, 2008.  The cash used in investing activities is primarily due to the final payment of purchase price of $2.8 million from the 2006 Mederi acquisition.  Net cash used in financing activities was due to increased net repayments of $2.0 million on our credit facility.

Impact of Inflation
Management does not believe that inflation has had a material effect on income during the past several years.

Non-GAAP Financial Measure
The information provided in some of the tables use certain non-GAAP financial measures as defined under Securities and Exchange Commission (“SEC”) rules. In accordance with SEC rules, the Company has provided, in the supplemental information below, a reconciliation of those measures to the most directly comparable GAAP measures.

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

The following table sets forth a reconciliation of Net Income from Continuing Operations to EBITDA:

ALMOST FAMILY, INC. AND SUBSIDIARIES
RECONCILIATION OF EBITDA
(In thousands)
	Three Months ended March 31,
	2010	2009
Net income from continuing operations	$7,472	$5,593
Add back:
Interest expense	89	313
Income tax expense	5,032	3,661
Depreciation and amortization	669	574
Amortization of stock-based compensation	430	329
Earnings before interest, income taxes, depreciation and amortization (EBITDA) from continuing operations	$13,692	$10,470

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Instruments

The Company does not use derivative instruments.

Market Risk of Financial Instruments

Our primary market risk exposure with regard to financial instruments is to changes in interest rates on long-term obligations.

At March 31, 2010, the Company had no outstanding amounts on its revolving credit facility and, therefore, a hypothetical 100 basis point increase in short-term interest rates would have no impact on annual pre-tax earnings due to higher interest expense.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures – As of March 31, 2010, the Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010.

Changes in Internal Control Over Financial Reporting - There were no changes in the Company’s internal control over financial reporting during the first quarter of 2010, that have materially affected, or are reasonably likely to materially affect, Almost Family, Inc.’s internal control over financial reporting.

Commission File No. 1-9848

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Information regarding risk factors appears in our Form 10-K for the year ending December 31, 2009, under the heading “Special Caution Regarding Forward – Looking Statements” and in the Form 10-K Part I, Item 1A. Risk Factors.  Except as set forth below, there have been no material changes from the risk factors previously disclosed in our Form 10-K.

The Health Care Reform Legislation and implementing regulations could have a material adverse impact on our results of operations or financial condition in ways not currently anticipated by us.

On March 23, 2010, President Obama signed the Patient Protection and Affordable Care Act, and on March 30, 2010, the President signed the Health Care and Education Affordability Reconciliation Act of 2010.  These “acts” are collectively referred to below as the “Legislation.”  Many of the provisions of the Legislation do not take effect for an extended period of time and most will require the publication of implementing regulations and/or the issuance of programmatic guidelines.  Additionally, very often, sweeping new legislation is followed by subsequent legislation to address previously unanticipated consequences, or to further define provisions that were too vague to implement based on the language of the original legislation.  In our view it is reasonable to expect this to occur over the next few years.

Among other things, the Legislation as it currently exists:
•
Reduces Medicare reimbursement rates for home health care services we provide to our patients.  While implications on rates for years 2011-2013 appear clear, implications on rates are significantly less clear for years 2014-2017 in which the rebasing described below is to occur.

•	Imposes new requirements on employer-sponsored health plans including expanding eligibility of employees and dependants, which may increase the cost of providing such benefits.
•	Includes enhanced program integrity provisions, provider billing limitations, provider overpayment notification requirements and overpayment recoupment capabilities for CMS.
•	Includes a number of other provisions that could reasonably be expected to have an impact on our business.

As a result of the broad scope of the Legislation, the significant changes it will effect in the healthcare industry and society generally, and the complexity of the technical issues it addresses, we are unable to predict, at this time, all the ramifications the Legislation and the (as yet unreleased) implementing regulations may have on our business as a health care provider or a sponsor of an employee health insurance benefit plan.  The Legislation and implementing regulations and programmatic guidelines could have a material adverse impact on our results of operations or financial condition in ways not currently anticipated by us.

Additionally, we may be unable to take actions to mitigate any or all of the negative implications of the Legislation and implementing regulations or programmatic guidelines.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. (Removed and Reserved).

Item 5. Other information

On April 27, 2010 Cathy S. Newhouse resigned her position as Senior Vice President Sales and Clinical Programs and will continue to perform work for the Company on a consulting basis.

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

ALMOST FAMILY, INC.

Date April 29, 2010	By:	/s/ William B. Yarmuth
William B. Yarmuth
Chairman of the Board, President & Chief
Executive Officer

By:	/s/ C. Steven Guenthner
C. Steven Guenthner
Senior Vice President and
Chief Financial Officer