Form 10-Q
period 2010-06-30
ALMOST FAMILY INC
filed 2010-08-04
CIK 799231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________
FORM 10-Q
_____________

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class of Common Stock    $0.10 par value
Shares outstanding at August 3, 2010  9,248,603

 ALMOST FAMILY, INC. AND SUBSIDIARIES

FORM 10-Q

Index

PART I. Item 1. Item 2. Item 3. Item 4. PART II. Item 1. Item 1A. Item 2. Item 3. Item 4. Item 5. Item 6.
Financial Information

Financial Statements.  Consolidated Financial Statements and Supplementary Data (unaudited except December 31, 2009 Consolidated Balance Sheet)
Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009
Consolidated Statements of Income for the Three Months Ended June 30, 2010  and June 30, 2009
Consolidated Statements of Income for the Six Months Ended June 30, 2010  and June 30, 2009
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and March 31,  2009
Notes to Consolidated Financial Statements

Management's Discussion and Analysis of Financial Condition and Results of  Operations

Quantitative and Qualitative Disclosures about Market Risk
Controls and Procedures

Other Information

Legal Proceedings
Risk Factors
Unregistered Sales of Equity Securities and Use of Proceeds
Defaults Upon Senior Securities
(Removed and Reserved)
Other Information
Exhibits

3 3 3 4 5 6 7 15 29 29 30 30 30 32 32 32 32 32

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

ALMOST FAMILY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2010
ASSETS	(UNAUDITED)	December 31, 2009
CURRENT ASSETS:
Cash and cash equivalents	$31,352	$19,389
Accounts receivable - net	41,333	35,121
Prepaid expenses and other current assets	2,456	2,544
Deferred tax assets	8,111	7,786
TOTAL CURRENT ASSETS	83,252	64,840

PROPERTY AND EQUIPMENT - NET	4,353	4,291
GOODWILL	99,134	99,133
OTHER INTANGIBLE ASSETS	14,387	14,538
OTHER ASSETS	588	587
	$201,714	$183,389

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,912	$3,360
Accrued other liabilities	20,613	20,076
Current portion - capital leases and notes payable	1,688	1,836
TOTAL CURRENT LIABILITIES	26,213	25,272

LONG-TERM LIABILITIES:
Revolving credit facility	-	-
Capital lease obligations	-	40
Notes payable	1,300	2,800
Deferred tax liabilities	6,673	5,258
Other liabilities	885	1,042
TOTAL LONG-TERM LIABILITIES	8,858	9,140
TOTAL LIABILITIES	35,071	34,412

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.05; authorized
2,000 shares; none issued or outstanding	-	-
Common stock, par value $0.10; authorized
25,000; 9,251 and 9,151
issued and outstanding	925	915
Treasury stock, at cost, 2 and 0 shares	(70)	-
Additional paid-in capital	96,407	94,465
Retained earnings	69,381	53,597
TOTAL STOCKHOLDERS' EQUITY	166,643	148,977
	$201,714	$183,389
See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except per share data)

	Three Months ended June 30,
	2010	2009
Net service revenues	$85,606	$74,594
Cost of service revenues (excluding depreciation and amortization)	38,629	34,498
Gross margin	46,977	40,096
General and administrative expenses:
Salaries and benefits	22,879	20,670
Other	10,078	9,307
Total general and administrative expenses	32,957	29,977
Operating income	14,020	10,119
Interest expense, net	(61)	(204)
Income from continuing operations before income taxes	13,959	9,915
Income tax expense	(5,618)	(3,866)
Net income from continuing operations	8,341	6,049
Discontinued operations, net of tax benefits of ($.5) and $36	1	(55)
Net income	$8,342	$5,994

Per share amounts-basic:
Average shares outstanding	9,110	8,176
Income from continued operations	$0.92	$0.74
Loss from discontinued operations	-	(0.01)
Net income	$0.92	$0.73

Per share amounts-diluted:
Average shares outstanding	9,366	8,389
Income from continued operations	$0.89	$0.72
Loss from discontinued operations	-	(0.01)
Net income	$0.89	$0.71

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except per share data)

	Six Months ended June 30,
	2010	2009
Net service revenues	$167,384	$143,534
Cost of service revenues (excluding depreciation and amortization)	76,215	66,713
Gross margin	91,169	76,821
General and administrative expenses:
Salaries and benefits	45,193	39,672
Other	19,362	17,462
Total general and administrative expenses	64,555	57,134
Operating income	26,614	19,687
Interest expense, net	(150)	(517)
Income from continuing operations before income taxes	26,464	19,170
Income tax expense	(10,651)	(7,528)
Net income from continuing operations	15,813	11,642
Discontinued operations, net of tax benefits of $19 and $34	(28)	(53)
Net income	$15,785	$11,589

Per share amounts-basic:
Average shares outstanding	9,079	8,164
Income from continued operations	$1.74	$1.43
Loss from discontinued operations	-	(0.01)
Net income	$1.74	$1.42

Per share amounts-diluted:
Average shares outstanding	9,354	8,278
Income from continued operations	$1.69	$1.41
Loss from discontinued operations	-	(0.01)
Net income	$1.69	$1.40

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$15,785	$11,589
Loss from discontinued operations	(28)	(53)
Income from continuing operations	15,813	11,642
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	1,366	1,152
Provision for uncollectible accounts	1,854	1,902
Stock-based compensation	871	772
(Gain) Loss from sale of asset	(2)	-
Deferred income taxes	1,090	8
	20,992	15,476
Change in certain net assets and liabilities, net of the effects of acquisitions:
(Increase) decrease in:
Accounts receivable	(8,067)	(5,309)
Prepaid expenses and other current assets	(4)	301
Other assets	(1)	(49)
Increase (decrease) in:
Accounts payable and accrued expenses	932	(1,354)
Net cash provided by operating activities	13,852	9,065

Cash flows from investing activities:
Capital expenditures	(1,196)	(479)
Cash proceeds from sale of asset	13	-
Acquisitions, net of cash acquired	(1)	(6,407)
Net cash used in investing activities	(1,184)	(6,886)

Cash flows from financing activities:
Net revolving credit facility (repayments) borrowings	-	1,557
Proceeds from exercise of stock options	380	84
Purchase of common stock in connection with exercise of stock options	(628)	(6)
Tax benefit from exercise of non-qualified stock options	1,258	211
Principal payments on capital leases and notes payable	(1,687)	(4,220)
Net cash used in financing activities	(677)	(2,374)

Cash flows from discontinued operations:
Operating activities	(28)	(53)
Investing activities	-	-
Financing activities	-	-
Net cash used in discontinued operations	(28)	(53)

Net increase (decrease) in cash and cash equivalents	11,963	(248)
Cash and cash equivalents at beginning of period	19,389	1,301
Cash and cash equivalents at end of period	$31,352	$1,053

Summary of non-cash investing and financing activities:
Value of stock in lieu of payroll taxes	$628	$6

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise indicated, all dollars and share amounts are in thousands)

1.           Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements for the three and six months ended June 30, 2010 and 2009 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. Accordingly, the reader of this Form 10-Q is referred to our Form 10-K for the year ended December 31, 2009 for further information. In the opinion of management of Almost Family, Inc., (the “Company”), the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position at June 30, 2010 and the results of operations for the three and six month periods and cash flows for the six month period ended June 30, 2010 and 2009.

The results of operations for the three and six month periods ended June 30, 2010 are not necessarily indicative of the operating results for the year.

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

The Company’s PC segment services are also provided in patients’ homes. These services (generally provided by paraprofessional staff such as home health aides) are generally of a custodial rather than skilled nature. PC revenues are generated on an hourly basis. Approximately 69% of the PC segment revenues are generated from Medicaid and other government programs while the balance is generated from insurance programs and private pay patients.

Certain general and administrative expenses incurred at the corporate level have not been allocated to the segments.

The Company has service locations in Florida, Kentucky, Connecticut, New Jersey, Ohio, Massachusetts, Alabama, Missouri, Illinois, Pennsylvania and Indiana.

	Three Months ended June 30,		Six Months ended June 30,
	2010	2009	2010	2009
	Amount	Amount	Amount	Amount
Net service revenues:
Visiting Nurse	$74,947	$63,957	$146,488	$122,705
Personal Care	10,659	10,637	20,896	20,830
	$85,606	$74,594	$167,384	$143,535
Operating income before corporate expenses:
Visiting Nurse	$17,698	$13,356	$33,581	$25,657
Personal Care	1,495	1,239	2,746	2,342
	19,193	14,595	36,327	27,999
Corporate expenses	5,173	4,476	9,713	8,312
Operating income	$14,020	$10,119	$26,614	$19,687

4.           Capitalized Software Development Costs

The Company capitalizes the cost of internally generated computer software developed for the Company’s own use. Software development costs of approximately $226 and $11 were capitalized in the three months ended June 30, 2010 and 2009, respectively and $314 and $17 were capitalized in the six months ended June 30, 2010 and 2009, respectively. Capitalized software development costs are amortized over a three-year period following the initial implementation of the software.

5.           Goodwill and Other Intangible Assets

The goodwill and indefinite-lived intangible assets acquired are stated at fair value at date of acquisition.  Subsequent to its acquisitions, the Company conducts annual reviews for impairment, or more frequently if circumstances indicate impairment may have occurred.  The Company has completed its most recent annual impairment test as of December 31, 2009 and has determined that no impairment exists.

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

 The following table summarizes the activity related to our goodwill and other intangible assets, net for 2010:

		Other Intangible Assets
	Goodwill	Certificates of Need and licenses	Trade Name	Non-compete Agreements	Total
Balances at 12-31-09	$99,133	$6,591	$7,581	$366	$14,538
Additions	1	-	-	-	-

Amortization	-	-	-	(151)	(151)
Balances at 6-30-10	$99,134	$6,591	$7,581	$215	$14,387

Of total goodwill, $95,307 relates to the Visiting Nurse segment and $3,827 relates to the Personal Care segment.  Amortization expense recognized on intangible assets for the second quarter of 2010 and 2009 was $76 in both periods.  Amortization expense recognized for the six months ended June 30, 2010 and 2009, was $151 for both periods.

6.           Revolving Credit Facility

At June 30, 2010, the Company had a $75 million senior secured revolving credit facility with JP Morgan Chase Bank, NA, as Administrative Agent, Fifth Third Bank, as Syndication Agent and certain other lenders.  The facility consists of a $75 million credit line with a maturity date of July 15, 2011 and an “accordion” feature providing for potential future expansion of the facility to $100 million.  Borrowings (other than letters of credit) under the credit facility are at either the bank’s prime rate plus a margin (ranging from 0.00% to 1.00%, currently 0.00%) or LIBOR plus a margin (ranging from 1.60% to 2.60%, currently 1.60%).  The margin for prime rate or LIBOR borrowings is determined by the Company’s leverage.  Borrowings under the Agreement are secured by a first priority perfected security interest in all tangible and intangible assets of the Company, and all existing and future direct and indirect subsidiaries of the Company as guarantors.  At June 30, 2010, the Company had no borrowings outstanding.

The weighted average prime rate-based interest rate was 3.25% and 3.50% for the quarters ended June 30, 2010 and 2009, respectively.  The weighted average LIBOR rate was 2.03% and 2.28% for the second quarter of 2010 and 2009, respectively.  The Company pays a commitment fee of 0.25% per annum on the unused facility balance. Borrowings are available equal to a multiple of 3.0 times earnings before interest, taxes, depreciation and amortization (“EBITDA”). “EBITDA” may include “Acquired EBITDA” from proforma acquisitions pursuant to a calculation rider, up to 50% of “Adjusted EBITDA”, as defined. Borrowings under the facility may be used for general corporate purposes, including acquisitions. As of June 30, 2010, the formula permitted all $75 million to be used, of which no amounts were outstanding. The Company has irrevocable letters of credit, totaling $6.3 million outstanding in connection with its self-insurance programs.    Thus, a total of   $68.7 million  was  available  for  use  at  June  30, 2010. The

Company’s revolving credit facility is subject to various financial covenants. As of June 30, 2010, the Company was in compliance with the covenants. Under the most restrictive of its covenants, the Company was required to maintain minimum net worth of at least $151.6 million at June 30, 2010.  At such date the Company’s net worth was approximately $166.6 million.

7.           Fair Value Measurements

The Company’s financial instruments consist of cash, accounts receivable, payables and debt instruments.  The carrying values of cash, accounts receivable and payables are considered representative of their respective fair values due to the short term nature of these instruments. The fair value of the Company’s debt instruments approximates their carrying values as substantially all of such debt instruments have rates which fluctuate with changes in market rates.

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

8.           Stock-Based Compensation

Stock option grant date fair values are determined at the date of grant using a Monte Carlo option valuation model with suboptimal exercise behavior. Employee options vest ratably over 4 years.  There were no stock option grants in the quarter ended June 30, 2010.

Changes in option shares outstanding are summarized as follows:

	Shares	Wtd Avg Ex. Price
December 31, 2009	430	$18.87

Granted	-	-
Exercised	(92)	4.87
Terminated	(13)	(29.00)
June 30, 2010	325	$22.45

In the three months ended June 30, 2010, the Company awarded 23 restricted shares of Common Stock with a value of $964 pursuant to the Company’s 2007 Stock and Incentive Compensation Plan.  These awards vest ratably over 3 years.

9.           Earnings Per Common Share

A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted earnings per common share is as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2010	2009	2010	2009
Basic weighted average outstanding shares	9,110	8,176	9,079	8,164
Add common equivalent shares representing shares issuable upon exercise of dilutive options	256	213	275	114
Diluted weighted average number of shares at year end	9,366	8,389	9,354	8,278

10.           Equity Issuances

On August 5, 2009, the Company entered into a Distribution Agreement with J.P. Morgan Securities Inc.  According to the provisions of this Agreement, we could offer and sell from time to time up to 1,600 shares of common stock having an aggregate offering price of up to $50 million through J.P. Morgan, as distribution agent.  Sales of stock were made by means of ordinary brokers’ transactions on the Nasdaq Global Select Market at market prices.  We issued 967 of our shares of Common Stock pursuant to this Agreement.  The Distribution Agreement terminated June 30, 2010.

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

The Company records estimated liabilities for our insurance programs based on information provided by the third-party plan administrators, historical claims experience, the life cycle of claims, expected costs of claims incurred but not paid, and expected costs to settle unpaid claims.  We monitor our estimated insurance-related liabilities on a monthly basis.  As facts change, it may become necessary to make adjustments that could be material to our results of operations and financial condition. Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against us by various claimants.  The claims are in various stages of processing and some may ultimately be brought to trial.  We are aware of incidents that have occurred through June 30, 2010 that may result in the assertion of additional claims.  We currently carry professional and general liability insurance coverage for this exposure with no deductible.

Legal Proceedings

The Company is currently, and from time to time, subject to claims and suits arising in the ordinary course of its business, including claims for damages for personal injuries. In the opinion of management, the ultimate resolution of any of these pending claims and legal proceedings will not have a material effect on the Company’s financial position or results of operations.

On April 27, 2010, The Wall Street Journal published an article exploring the relationship between the Centers for Medicare & Medicaid Services home health payment policies and the utilization rates of certain home health agencies.

Following The Wall Street Journal article, on May 12, 2010, the United States Senate Finance Committee sent a letter to each of the publicly traded companies mentioned in the article requesting information including Medicare utilization rates for therapy visits.  The Company is in the process of responding to the request for information and is cooperating fully with the Senate Finance Committee regarding the requested information.

Subsequently, on June 30, 2010, the Company received a civil subpoena for documents and notice of investigation from the Securities and Exchange Commission.  The subpoena seeks documents related to the Company’s home health care services and operations, including reimbursements under the Medicare home health prospective payment system, since January 1, 2000.  The Company is in the process of supplying the requested documents and is cooperating fully with the SEC regarding the document request.

Four derivative complaints have been filed in Jefferson Circuit Court, Kentucky, against the members of the Company’s board of directors and its chief financial officer. All four lawsuits name the Company as a nominal defendant.  All of the complaints refer to The Wall Street Journal article and the subsequent governmental investigations and make various allegations that the individual defendants breached duties owed to the Company in connection with Medicare reimbursements for home therapy visits.  The complaints seek damages from each of the individual defendants on behalf of the Company, various corporate governance reforms, and an award of attorneys’ fees and costs.  The Company is reviewing the complaints and has not yet filed a responsive pleading.

The suits are titled:  (i) Daniel Himmel, derivatively on behalf of Almost Family, Inc. v. William B. Yarmuth, et al., filed on July 14, 2010, (ii) Jared White, derivatively on behalf of Almost Family, Inc. v. William B. Yarmuth, et al., filed on July 22, 2010, (iii) Norman Cohen, derivatively on behalf of Almost Family, Inc. v. William B. Yarmuth, et al., filed on July 26, 2010, and (iv) Richard Margolis, derivatively on behalf of Almost Family, Inc. v. William B. Yarmuth, et al., filed on July 27, 2010.

On August 3, 2010, a putative class action lawsuit was filed in the U.S. District Court for the Western District of Kentucky, City of Livonia Employees’ Retirement System v. Almost Family, Inc., et al.  The complaint also refers to The Wall Street Journal article and the subsequent governmental investigations and alleges that the Company, its chief executive officer and chief financial officer violated federal securities laws.  The complaint seeks damages and an award of attorneys’ fees and costs.  The Company is reviewing the complaint and has not yet filed a responsive pleading.

Given the preliminary stage of the Senate Finance Committee inquiry, the SEC investigation, and the related litigation, we are unable to assess the probable outcome or potential liability, if any, arising from these matters.

12.           Acquisitions

There were no acquisitions during the quarter ended June 30, 2010.

13.           Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes.  The Company’s effective income tax rate from continuing operations for the three month period ended June 30, 2010 and 2009 was 40.3% and 39.0%, respectively and 40.3% and 39.3% for the six month period ended June 30, 2010 and 2009, respectively.  The increase is primarily attributable to estimated permanently nondeductible expenses and an increase in state and local tax.

Certain tax authorities may periodically audit the Company.  Based on the Company’s annual evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements.  Additionally, the Company may from time to time be assessed interest and penalties by tax jurisdictions.  Any such assessments historically have been immaterial to the Company’s financial results and are classified as other general and administrative expenses in the financial statements.

14.           Discontinued Operations

The Company reclassifies operating units closed, sold, or held for sale out of continuing operations and into discontinued operations for all periods presented.  During the three month period ending June 30, 2010, one PC facility met the criteria to be classified as discontinued operations.  This facility has been classified as discontinued operations in this report for all periods presented.  Net revenue from discontinued operations was approximately $15 and $269 in the quarters ended June 30, 2010 and 2009, respectively.  Net (gains) loss from the discontinued operations were approximately ($1) and $55 in the quarters ended June 30, 2010 and 2009, respectively.  Net revenue from discontinued operations was approximately $5 and $524 in the six month period ended June 30, 2010 and 2009, respectively.  Net losses from the discontinued operations were approximately $28 and $53 in the six month period ended June 30, 2010 and 2009, respectively.  Such amounts are included in net loss from discontinued operations in the accompanying financial statements.

15.           Subsequent Events

Management has evaluated all events and transactions that occurred after June 30, 2010.   The Company had no material subsequent events requiring recognition in the consolidated financial statements or any non-recognized subsequent events requiring disclosure.

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

Cautionary Statements - Forward Outlook and Risks

Certain statements contained in this quarterly report on Form 10-Q, including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “expects,” “assumes,” “trends” and similar expressions, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are based upon the Company’s current plans, expectations and projections about future events.  However, such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These factors include, among others, the following:
•	general economic and business conditions;
•	demographic changes;
•	changes in, or failure to comply with, existing governmental regulations;
•	legislative proposals for healthcare reform;
•	changes in Medicare and Medicaid reimbursement levels;
•	effects of competition in the markets in which the Company operates;
•	liability and other claims asserted against the Company;
•	potential audits and investigations by government and regulatory agencies; including the impact of any negative publicity or litigation;
•	ability to attract and retain qualified personnel;
•	availability and terms of capital;
•	loss of significant contracts or reduction in revenues associated with major payer sources;
•	ability of customers to pay for services;
•	business disruption due to natural disasters or terrorist acts;
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

For a detailed discussion of these and other factors that could cause the Company’s actual results to differ materially from the results contemplated by the forward-looking statements, please refer to Item 1A. “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s annual report on Form 10-K for year ended December 31, 2009 and this Form 10-Q.  The reader is encouraged to review these risk factors and filings.

The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report.  Except as required by law, the Company assumes no responsibility for updating forward-looking statements to reflect unforeseen or other events after the date of this report.

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

Our PC segment services are also provided in patients’ homes.  These services (generally provided by paraprofessional staff such as home health aides) are generally of a custodial rather than skilled nature. PC revenues are generated on an hourly basis.  Approximately 69% of the PC segment revenues are generated from Medicaid and other government programs while the balance is generated from insurance programs and private pay patients.

Certain general and administrative expenses incurred at the corporate level have not been allocated to the segments.

We have service locations in Florida, Kentucky, Connecticut, New Jersey, Ohio, Massachusetts, Alabama, Missouri, Illinois, Pennsylvania, and Indiana (in order of pro forma revenue significance).

Health Care Reform Legislation and Medicare Regulations

On March 23, 2010, President Obama signed the Patient Protection and Affordable Care Act (PPACA), and on March 30, 2010, the President signed the Health Care and Education Affordability Reconciliation Act of 2010.  These “acts” are collectively referred to below as the “Legislation.”  Many of the provisions of the Legislation do not take effect for an extended period of time and most will require the publication of implementing regulations and/or the issuance of programmatic guidelines.  Additionally, very often, sweeping new legislation is followed by subsequent legislation to address previously unanticipated consequences, or to further define provisions that were too vague to implement based on the language of the original legislation.  In our view it is reasonable to expect this to occur over the next few years.

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
•
Includes enhanced program integrity provisions, provider billing limitations, provider overpayment notification requirements and overpayment recoupment capabilities for the Centers for Medicare and Medicaid Services (CMS).

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

Some of the more significant changes to home health reimbursement included in the Legislation, as it currently exists, are as follows:
•
A “Market Basket Update” reduction of 1% per year in each of 2011, 2012, and 2013 which will reduce our annual cost inflation updates.  CMS market basket updates are to reflect price inflation experienced by health care providers.

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

Independent of the Legislation, in March 2010, the Medicare Payment Advisory Commission (MedPac) issued its annual report to the Congress on Medicare Payment Policy in which it makes specific recommendations for payment policy changes for all categories of providers including home health.  Its recommendations for 2011 regarding home health include elimination of the market basket update, consideration of stronger program controls including some that may impact how rebasing is implemented, and a study to identify categories of patients who are likely to receive the greatest benefit from home health care.  We are unable to predict whether, or in what form, the Congress or CMS might implement MedPac’s recommendations.

Independent of the Legislation, effective January 1, 2010, CMS implemented a prohibition of the sale or transfer of the Medicare Provider Agreement for any Medicare-certified home health agency that has been in existence for less than 36 months or that has undergone a change of ownership (including as small as a 5% change) in the last 36 months.  This “36 Month Rule” limitation may reduce the number of home health agencies that otherwise would have been available for acquisition and may limit our ability to successfully pursue our acquisition strategy.

On July 16, 2010 CMS released proposed revisions to Medicare home health reimbursement rates and regulations for 2011.  Among other changes, the proposed rules include:
•	A “market basket update” rate increase of 2.4%, less 1.0% from the Legislation, minus the 2.5% “outlier provision”, less a 3.79% “case mix creep” adjustment (for an effective rate cut of 4.75%)
•	Removing two diagnosis codes related to hypertension from inclusion in the calculation of case-weight
•	Regulations implementing a requirement included in the Legislation for a face-to-face encounter between the patient and the physician ordering home health services
•
Regulations intended to address concerns over therapy utilization by requiring additional documentation justifying therapy visits based on specific goals, accepted standards of care, and widely accepted objective and quantifiable measures of patients’ progress towards those goals

•	Revisions to its previously issued “36 Month Rule”
The proposed rules are subject to a 60 day comment period and further change by CMS. Final rules are expected to be published in late 2010 and go into effect January 1, 2011.

There has been a great deal of legislative and regulatory change enacted or proposed in the last several months and, as indicated above, not all implementing regulations have been published.  Additionally, as also indicated above it is reasonable to expect more changes.  Management is currently working to evaluate the implications of these changes and to develop appropriate courses of action for the Company.

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

Governmental Inquiries and Derivative Complaints
See Note 11 to the financial statements and Part II Item 1 of this Form 10-Q for a discussion of certain governmental inquiries and subsequent related litigation.  The Company is unable to predict the outcome of these matters.  However the Company does expect to incur on-going expenses related to responding to these inquiries and complaints.

Seasonality

Our Visiting Nurse segment operations located in Florida normally experience higher admissions during the first quarter and lower admissions during the third quarter than in the other quarters due to seasonal population fluctuations.

RESULTS OF OPERATIONS
THREE MONTHS

Consolidated

(In thousands)
	Three Months ended June 30,
	2010		2009		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues:
Visiting Nurse	$74,947	87.5%	$63,957	85.7%	$10,990	17.2%
Personal Care	10,659	12.5%	10,637	14.3%	22	0.2%
	$85,606	100.0%	$74,594	100.0%	$11,012	14.8%
Operating income before corporate expenses:
Visiting Nurse	$17,698	23.6%	$13,356	20.9%	$4,342	32.5%
Personal Care	1,495	14.0%	1,239	11.6%	256	20.7%
	19,193	22.4%	14,595	19.6%	4,598	31.5%
Corporate expenses	5,173	6.0%	4,476	6.0%	697	15.6%
Operating income	14,020	16.4%	10,119	13.6%	3,901	38.6%
Interest expense, net	61	0.1%	204	0.3%	(143)	-70.1%
Income tax expense	5,618	6.6%	3,866	5.2%	1,752	45.3%
Net income from continuing operations	$8,341	9.7%	$6,049	8.1%	$2,292	37.9%

EBITDA from continuing operations	$15,158	17.7%	$11,139	14.9%	$4,019	36.1%

On a consolidated basis, our second quarter 2010 net service revenues increased about 15% to approximately $86 million compared to $75 million in the second quarter of 2009. Organic revenue growth was approximately $10 million or approximately 92% of our total growth, while acquisitions provided the balance of the increase at approximately $1 million.

Operating income as a percent of revenue increased to 16.4% in the second quarter of 2010 from 13.6% in 2009, primarily due to 16% organic revenue growth in the VN segment which included an approximately 2% rate increase from Medicare in January 2010.  Additional Medicare reimbursement related to the April 1, 2010 rural rate add-on and a one-time payment related to our successful participation in CMS’ Home Health Pay-for-Performance demonstration project increased our revenues and operating income by $304.

Lower claims in the Company’s self-insured health and workers compensation programs improved operating income by approximately $776 in the quarter ended June 30, 2010 as compared to the same period in the prior year.  Corporate expenses included approximately $250 of professional fees associated with the matters described in Legal Proceedings in the notes to the financial statements and in Part II Item 1.

Interest expense declined substantially as we used operating cash flows and the proceeds from a 2009 equity offering to repay amounts outstanding under our bank credit facility.  We had no outstanding borrowings on our line of credit as of June 30, 2010.  The effective income tax rate from continuing operations was approximately 40.3% in 2010 and 39.0% in 2009.

Visiting Nurse (VN) Segment

	Three Months ended June 30,
(In thousands, except for statistics)	2010		2009		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$74,947	100.0%	$63,957	100.0%	$10,990	17.2%
Cost of service revenues	31,630	42.2%	27,297	42.7%	4,333	15.9%
Gross margin	43,317	57.8%	36,660	57.3%	6,657	18.2%
General and administrative expenses:
Salaries and benefits	19,221	25.6%	16,726	26.2%	2,495	14.9%
Other	6,398	8.5%	6,578	10.3%	(180)	-2.7%
Total general and administrative expenses	25,619	34.2%	23,304	36.4%	2,315	9.9%
Operating income	$17,698	23.6%	$13,356	20.9%	$4,342	32.5%

Average number of locations	87		77		10	13.0%

All payors:
Patients Months	51,850		46,940		4,910	10.5%
Admissions	14,408		12,994		1,414	10.9%
Billable Visits	476,313		406,360		69,953	17.2%

Medicare Statisitics:
Revenue (in thousands)	$68,958	92.0%	$57,520	89.9%	$11,438	19.9%
Billable visits	400,296		349,792		50,504	14.4%
Admissions	13,093		11,869		1,224	10.3%
Episodes	21,447		18,893		2,554	13.5%

Revenue per completed episode	$3,182		$2,972		$210	7.1%
Visits per episode	18.1		17.7		0.4	2.3%

Net service revenues in the visiting nurse segment for the second quarter of 2010 rose 17.2% to approximately $75 million.  The $11 million increase came from a combination of organic growth of about $10 million and from acquired operations of approximately $1 million.  Our VN organic revenue growth rate was 16% for the three months ended June 30, 2010.  Revenue per completed episode increased about 7.1% over 2009 due to the January 1 and April 1, 2010 Medicare rate increases and due to an increase in the acuity level of the patients we served.  The increase in the acuity level of patients served is also reflected in an increase in average number of visits per episode.  Medicare revenue and billable visits grew faster than admissions as a result of a high level of admissions in late in the first quarter of 2010 which generated revenue and billable visits in the second quarter of 2010.  Revenues for the quarter ended June 30, 2010 included approximately $193 from 3% rural rate add-on implemented on April 1, 2010 and a one-time payment of $111 from CMS’ home health Pay for Performance demonstration project.

Gross margin increased from 57.3% in 2009 to 57.8% in 2010 primarily due to increases in Medicare reimbursement rates and lower self-insured claims.  Other general and administrative expenses declined due to acquisition costs of $260 incurred in the second quarter of 2009 and lower bad debts in 2010.  Additionally, total general and administrative expenses as a percent of revenue declined from 36.4% to approximately 34.2% primarily due to expenses being spread over a larger revenue base.

Personal Care (PC) Segment

	Three Months ended June 30,
(In thousands, except for statistics)	2010		2009		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$10,659	100.0%	$10,637	100.0%	$22	0.2%
Cost of service revenues	6,998	65.7%	7,200	67.7%	(202)	-2.8%
Gross margin	3,661	34.3%	3,437	32.3%	224	6.5%
General and administrative expenses:
Salaries and benefits	1,352	12.7%	1,360	12.8%	(8)	-0.6%
Other	814	7.6%	838	7.9%	(24)	-2.9%
Total general and administrative expenses	2,166	20.3%	2,198	20.7%	(32)	-1.5%
Operating income	$1,495	14.0%	$1,239	11.6%	$256	20.7%

Average number of locations	23		23		-	0.0%

Admissions	763		827		(64)	-7.7%
Patient months of care	11,831		11,825		6	0.1%
Patient days of care	152,964		151,117		1,847	1.2%
Billable hours	583,722		593,771		(10,049)	-1.7%
Revenue per billable hour	$18.26		$17.91		$0.35	1.9%

The increase in gross margin and operating income as a percent of revenue in our Personal Care segment was a result of management actions to improve cost controls and the efficiency of our operations combined with lower self-insured claims in 2010.  While admissions growth is constrained to some degree by challenged Medicaid programs in the states we serve, net service revenues in the segment for the second quarter remained constant at approximately $10.6 million.  Revenue per billable hour increased primarily as a result of mix changes across the states we serve.  General and administrative expenses did not change materially.

SIX MONTHS

Consolidated

(In thousands)
	Six Months ended June 30,
	2010		2009		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues:
Visiting Nurse	$146,488	87.5%	$122,705	85.5%	$23,783	19.4%
Personal Care	20,896	12.5%	20,830	14.5%	66	0.3%
	$167,384	100.0%	$143,535	100.0%	$23,849	16.6%
Operating income before corporate expenses:
Visiting Nurse	$33,581	22.9%	$25,657	20.9%	$7,924	30.9%
Personal Care	2,746	13.1%	2,342	11.2%	404	17.3%
	36,327	21.7%	27,999	19.5%	8,328	29.7%
Corporate expenses	9,713	5.8%	8,312	5.8%	1,401	16.9%
Operating income	26,614	15.9%	19,687	13.7%	6,927	35.2%
Interest expense, net	150	0.1%	517	0.4%	(367)	-71.0%
Income tax expense	10,651	6.4%	7,528	5.2%	3,123	41.5%
Net income from continuing operations	$15,813	9.4%	$11,642	8.1%	$4,171	35.8%

EBITDA from continuing operations	$28,851	17.2%	$21,611	15.1%	$7,240	33.5%

On a consolidated basis, our year to date 2010 net service revenues increased about 17% to approximately $167 million compared to $144 million in the same period of 2009. Organic revenue growth was approximately $22 million or approximately 92% of our total growth, while acquisitions provided the balance of the increase at approximately $2 million.

Operating income as a percent of revenue increased to 15.9% in 2010 from 13.7% in 2009, primarily due to 18% organic revenue growth in the VN segment which included an approximately 2% rate increase from Medicare in January 2010. Additional Medicare reimbursement related to the April 1, 2010 rural rate add-on and a one-time payment related to our successful participation in CMS’ Home Health Pay-for-Performance demonstration project increased our revenues and operating income by $304.

Lower claims in the Company’s self-insured health and workers compensation programs improved operating income by approximately $776 in the quarter ended June 30, 2010 as compared to the same period in the prior year.  Corporate expenses included approximately $250 of professional fees associated with the matters described in Legal Proceedings in the notes to the financial statements and in Part II Item 1.

Interest expense declined substantially as we used operating cash flows and the proceeds from a 2009 equity offering to repay amounts outstanding under our bank credit facility.  We had no outstanding borrowings on our line of credit as of June 30, 2010.  The effective income tax rate from continuing operations was approximately 40.3% in 2010 and 39.3% in 2009.

Visiting Nurse (VN) Segment

	Six Months ended June 30,
(In thousands, except for statistics)	2010		2009		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$146,488	100.0%	$122,705	100.0%	$23,783	19.4%
Cost of service revenues	62,282	42.5%	52,675	42.9%	9,607	18.2%
Gross margin	84,206	57.5%	70,030	57.1%	14,176	20.2%
General and administrative expenses:
Salaries and benefits	37,701	25.7%	32,098	26.2%	5,603	17.5%
Other	12,924	8.8%	12,275	10.0%	649	5.3%
Total general and administrative expenses	50,625	34.6%	44,373	36.2%	6,252	14.1%
Operating income	$33,581	22.9%	$25,657	20.9%	$7,924	30.9%

Average number of locations	86		76		10	13.2%

All payors:
Patients Months	102,371		90,061		12,310	13.7%
Admissions	29,077		25,654		3,423	13.3%
Billable Visits	937,176		777,811		159,365	20.5%

Medicare Statisitics:
Revenue (in thousands)	$134,504	91.8%	$109,718	89.4%	$24,786	22.6%
Billable visits	782,721		664,529		118,192	17.8%
Admissions	26,360		23,352		3,008	12.9%
Episodes	41,871		36,167		5,704	15.8%

Revenue per completed episode	$3,150		$2,939		$211	7.2%
Visits per episode	18.0		17.5		0.5	2.9%

Net service revenues in the visiting nurse segment for year to date 2010 rose 19.4% to approximately $146 million.  The $24 million increase came from a combination of organic growth of about $22 million and from acquired operations of approximately $2 million.  Our VN organic revenue growth rate was 17.9% for the six months ended June 30, 2010.  Revenue per completed episode increased about 7.2% over 2009 due the January 1 and April 1, 2010 Medicare rate increases and due to an increase in the acuity level of the patients we served.  The increase in the acuity level of patients served is also reflected in the increase in average number of visits per episode.   Revenues for the quarter ended June 30, 2010 included approximately $193 thousand from 3% rural rate add-on implemented on April 1, 2010 and a one-time payment of $111 thousand from CMS’ home health Pay for Performance demonstration project.

Gross margin increased from 57.1% in 2009 to 57.5% in 2010 primarily due to increases in Medicare reimbursement rates and lower self-insured claims.  Other general and administrative expenses declined due to acquisition costs of $260 incurred in the second quarter of 2009 and lower bad debts in 2010.  Additionally, total general and administrative expenses as a percent of revenue declined from 36.2% to approximately 34.6% primarily due to expenses being spread over a larger revenue base.

Personal Care (PC) Segment

	Six Months ended June 30,
(In thousands, except for statistics)	2010		2009		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$20,896	100.0%	$20,830	100.0%	$66	0.3%
Cost of service revenues	13,933	66.7%	14,202	68.2%	(269)	-1.9%
Gross margin	6,963	33.3%	6,628	31.8%	335	5.1%
General and administrative expenses:
Salaries and benefits	2,702	12.9%	2,716	13.0%	(14)	-0.5%
Other	1,515	7.3%	1,570	7.5%	(55)	-3.5%
Total general and administrative expenses	4,217	20.2%	4,286	20.6%	(69)	-1.6%
Operating income	$2,746	13.1%	$2,342	11.2%	$404	17.3%

Average number of locations	23		22		1	4.5%

Admissions	1,585		1,682		(97)	-5.8%
Patient months of care	23,630		23,518		112	0.5%
Patient days of care	301,623		296,578		5,045	1.7%
Billable hours	1,154,415		1,164,019		(9,604)	-0.8%
Revenue per billable hour	$18.10		$17.89		$0.21	1.2%

The increase in gross margin and operating income as a percent of revenue in our Personal Care segment was a result of management actions to improve cost controls and the efficiency of our operations, combined with lower self-insured claims in 2010.  While admissions growth is constrained to some degree by challenged Medicaid programs in the states we serve, net service revenues in the segment for 2010 remained constant at approximately $20.8 million.  Revenue per billable hour increased primarily as a result of mix changes across the states we serve.  General and administrative expenses did not change materially.

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

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against us by various claimants.  The claims are in various stages of processing and some may ultimately be brought to trial.  We are aware of incidents that have occurred through June 30, 2010 that may result in the assertion of additional claims.  We currently carry professional and general liability insurance coverage for this exposure with no deductible.

Liquidity and Capital Resources

Equity Distribution Program

On August 5, 2009, the Company entered into a Distribution Agreement with J.P. Morgan Securities Inc.  According to the provisions of this Agreement, the Company could offer and sell from time to time up to 1,600 shares of common stock having an aggregate offering price of up to $50 million through J.P. Morgan, as distribution agent.  Sales of stock were made by means of ordinary brokers’ transactions on the Nasdaq Global Select Market at market prices.  The Distribution Agreement terminated June 30, 2010.

Revolving Credit Facility

At June 30, 2010, the Company had a $75 million senior secured revolving credit facility with JP Morgan Chase Bank, NA, as Administrative Agent, Fifth Third Bank, as Syndication Agent and certain other lenders.  The facility consists of a $75 million credit line with a maturity date of July 15, 2011 and an “accordion” feature providing for potential future expansion of the facility to $100 million.  Borrowings (other than letters of credit) under the credit facility are at either the bank’s prime rate plus a margin (ranging from 0.00% to 1.00%, currently 0.00%) or LIBOR plus a margin (ranging from 1.60% to 2.60%, currently 1.60%).  The margin for prime rate or LIBOR borrowings is determined by the Company’s leverage.  Borrowings under the Agreement are secured by a first priority perfected security interest in all tangible and intangible assets of the Company, and all existing and future direct and indirect subsidiaries of the Company as guarantors.  At June 30, 2010, the Company had no borrowings outstanding.

The weighted average prime rate-based interest rate was 3.25% and 3.50% for the quarters ended June 30, 2010 and 2009, respectively.  The weighted average LIBOR rate was 2.03% and 2.28% for the second quarter of 2010 and 2009, respectively.  The Company pays a commitment fee of 0.25% per annum on the unused facility balance. Borrowings are available equal to a multiple of 3.0 times earnings before interest, taxes, depreciation and amortization (“EBITDA”). “EBITDA” may include “Acquired EBITDA” from proforma acquisitions pursuant to a calculation rider, up to 50% of “Adjusted EBITDA”, as defined. Borrowings under the facility may be used for general corporate purposes, including acquisitions. As of June 30, 2010, the formula permitted all $75 million to be used, of which no amounts were outstanding. The Company has irrevocable letters of credit, totaling $6.3 million outstanding in connection with its self-insurance programs. Thus, a total of $68.7 million was available for use at June 30, 2010. The Company’s revolving credit facility is subject to various financial covenants. As of June 30, 2010, the Company was in compliance with the covenants. Under the most restrictive of its covenants, the Company was required to maintain minimum net worth of at least $151.6 million at June 30, 2010.  At such date the Company’s net worth was approximately $166.6 million.

We believe that this facility plus cash on hand will be sufficient to fund our operating needs for at least the next year.  We will continue to evaluate additional capital, including possible debt and equity investments in the Company, to support a more rapid development of the business than would be possible with internal funds.

Cash Flows
Key elements to the Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009 were:

Net Change in Cash and Cash Equivalents	2010	2009
Provided by (used in):
Operating activities	$13,852	$9,065
Investing activities	(1,184)	(6,886)
Financing activities	(677)	(2,374)
Discontinued operations activities	(28)	(53)
Net increase in cash and cash equivalents	$11,963	$(248)

2010
Net cash provided by operating activities resulted primarily from current period income of $15.8 million, net of changes in accounts receivable, accounts payable and accrued expenses.  Accounts receivable days revenues outstanding were 44 at June 30, 2010 and 41 at December 31, 2009.  The cash used in investing activities is primarily due to capital expenditures of $1.2 million.  Net cash used in financing activities resulted primarily from stock option exercises and payment of $1.6 million on an acquisition related notes payable.  The Company’s stock option plans permit optionees to have option shares withheld on exercises in lieu of submitting to the Company the amount necessary for income tax withholdings.  Such withholding of shares in lieu of taxes is shown in the cash flow as a repurchase of shares in the amount of $628 thousand.  The Company receives a current tax deduction for compensation expense subject to IRS limits.  Such deductions related to stock option exercises in 2010 are shown in the cash flow statement as a cash flow influx of approximately $1.3 million.

2009
Net cash provided by operating activities resulted primarily from current period income of $11.6 million, net of changes in accounts receivable, accounts payable and accrued expenses.  Accounts receivable days revenues outstanding were 47 at June 30, 2009 and 48 at December 31, 2008.  The cash used in investing activities is primarily due to the final payment of purchase price of $2.8 million from the 2006 Mederi acquisition and $3.4 million for an acquisition in the second quarter.  Net cash used in financing activities was due primarily to satisfaction of a $4 million note payable from the 2006 Mederi acquisition and net draws of $1.6 million on our credit facility.

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

EBITDA

EBITDA is defined as income before depreciation and amortization, net interest expense and income taxes. EBITDA is not a measure of financial performance under U.S generally accepted accounting principles. It should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating, investing or financing activities, or any other measure calculated in accordance with generally accepted accounting principles. The items excluded from EBITDA are significant components in understanding and evaluating financial performance and liquidity. Management routinely calculates and communicates EBITDA and believes that it is useful to investors because it is commonly used as an analytical indicator within our industry to evaluate performance, measure leverage capacity and debt service ability, and to estimate current or prospective enterprise value. EBITDA is also used in certain covenants contained in our credit agreement.

The following table sets forth a reconciliation of Net Income from Continuing Operations to EBITDA:

	Three Months ended June 30,		Six Months ended June 30,
	2010	2009	2010	2009
Net income from continuing operations	$8,341	$6,049	$15,813	$11,642
Add back:
Interest expense	61	204	150	517
Income tax expense	5,618	3,866	10,651	7,528
Depreciation and amortization	698	578	1,366	1,152
Amortization of stock-based compensation	440	442	871	772
Earnings before interest, income taxes, depreciation and amortization (EBITDA) from continuing operations	$15,158	$11,139	$28,851	$21,611

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Instruments

The Company does not use derivative instruments.

Market Risk of Financial Instruments

Our primary market risk exposure with regard to financial instruments is to changes in interest rates on long-term obligations.

At June 30, 2010, the Company had no outstanding amounts on its revolving credit facility and, therefore, a hypothetical 100 basis point increase in short-term interest rates would have no impact on annual pre-tax earnings due to higher interest expense.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures – As of June 30, 2010, the Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010.

Changes in Internal Control Over Financial Reporting - There were no changes in the Company’s internal control over financial reporting during the second quarter of 2010, that have materially affected, or are reasonably likely to materially affect, Almost Family, Inc.’s internal control over financial reporting.

Commission File No. 1-9848

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On April 27, 2010, The Wall Street Journal published an article exploring the relationship between the Centers for Medicare & Medicaid Services home health payment policies and the utilization rates of certain home health agencies.

Following The Wall Street Journal article, on May 12, 2010, the United States Senate Finance Committee sent a letter to each of the publicly traded companies mentioned in the article requesting information regarding Medicare utilization rates for therapy visits.  The Company is in the process of responding to the request for information and is cooperating fully with the Senate Finance Committee regarding the requested information.

On June 30, 2010, the Company received a civil subpoena for documents and notice of investigation from the Securities and Exchange Commission.  The subpoena seeks documents related to the Company’s home health care services and operations, including reimbursements under the Medicare home health prospective payment system, since January 1, 2000.  The Company is in the process of supplying the requested documents and is cooperating fully with the SEC regarding the document request.

Four derivative complaints have been filed in Jefferson Circuit Court, Kentucky, against the members of the Company’s board of directors and its chief financial officer. All four lawsuits name the Company as a nominal defendant.  All of the complaints refer to The Wall Street Journal article and the subsequent governmental investigations and make various allegations that the individual defendants breached duties owed to the Company in connection with Medicare reimbursements for home therapy visits.  The complaints seek damages from each of the individual defendants on behalf of the Company, various corporate governance reforms, and an award of attorneys’ fees and costs.  The Company is reviewing the complaints and has not yet filed a responsive pleading.

The suits are titled:  (i) Daniel Himmel, derivatively on behalf of Almost Family, Inc. v. William B. Yarmuth, et al., filed on July 14, 2010, (ii) Jared White, derivatively on behalf of Almost Family, Inc. v. William B. Yarmuth, et al., filed on July 22, 2010, (iii) Norman Cohen, derivatively on behalf of Almost Family, Inc. v. William B. Yarmuth, et al., filed on July 26, 2010, and (iv) Richard Margolis, derivatively on behalf of Almost Family, Inc. v. William B. Yarmuth, et al., filed on July 27, 2010.

On August 3, 2010, a putative class action lawsuit was filed in the U.S. District Court for the Western District of Kentucky, City of Livonia Employees’ Retirement System v. Almost Family, Inc., et al.  The complaint also refers to The Wall Street Journal article and the subsequent governmental investigations and alleges that the Company, its chief executive officer and chief financial officer violated federal securities laws.  The complaint seeks damages and an award of attorneys’ fees and costs.  The Company is reviewing the complaint and has not yet filed a responsive pleading.

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

Among other things, the Legislation as it currently exists:
•
Reduces Medicare reimbursement rates for home health care services we provide to our patients.  While implications on rates for years 2011-2013 appear clear, implications on rates are significantly less clear for years 2014-2017 in which  rebasing is to occur.

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

Recent Governmental Inquiries into home health utilization and associated subsequent related litigation could have a material adverse impact on our business.

Refer to Part II Item 1. Legal Proceedings.

Given the preliminary stage of the Senate Finance Committee inquiry, the SEC investigation, and the related litigation, we are unable to assess the probable outcome or potential liability, if any, arising from these matters.  Additional investigations by other government agencies may be initiated for which we could incur fines or other losses.  Additionally, these inquiries could result in additional substantive actions from either a legislative or regulatory perspective that could have a material adverse effect on our results of operations or financial condition.

As described in more detail in our Form 10K, our success depends significantly on referrals from physicians, hospitals and other patient referral sources in the communities that our home care agencies serve as well as on our ability to maintain good relationships with these referral sources.  As also described in our Form 10K, we rely significantly on our ability to attract and retain caregivers who possess the skills, experience, and licenses necessary to meet the needs of our patients.  Negative publicity resulting from the recent governmental inquires and subsequent related litigation could impact our ability to obtain referrals of patients from our referral sources, attract new referral sources, retain our employees and/or attract new employees or impact us in other ways that we cannot currently predict.  The loss of referrals, referral sources and/or employees, an impaired ability to attract new referrals, referral sources and/or employees or other implications we cannot currently predict could have a material adverse effect on our results of operations or financial condition.

Additionally, the expenses associated with responding to these governmental inquiries and subsequent related litigation could have a material adverse effect on our results of operation or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)
Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

Month #1 -April 1, 2010 - April 30, 2010	-	$-	-	-
Month # 2 - May 1, 2010 - May 31, 2010	1,712	40.97	-	-
Month # 3 - June 1, 2010 - June 30, 2010	-	-	-	-
Total	1,712	$40.97	-	-

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

ALMOST FAMILY, INC.

Date August 4, 2010	By:	/s/ William B. Yarmuth
William B. Yarmuth
Chairman of the Board, President & Chief Executive Officer

By:	/s/ C. Steven Guenthner
C. Steven Guenthner
Senior Vice President and
Chief Financial Officer