Form 10-Q
period 2010-09-30
ALMOST FAMILY INC
filed 2010-10-28
CIK 799231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-Q
_____________

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class of Common Stock    $0.10 par value
Shares outstanding at October 27, 2010  9,240,903

 ALMOST FAMILY, INC. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

ALMOST FAMILY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2010
ASSETS	(UNAUDITED)	December 31, 2009
CURRENT ASSETS:
Cash and cash equivalents	$41,643	$19,389
Accounts receivable - net	38,905	35,121
Prepaid expenses and other current assets	3,098	2,544
Deferred tax assets	8,787	7,786
TOTAL CURRENT ASSETS	92,433	64,840

PROPERTY AND EQUIPMENT - NET	4,506	4,291
GOODWILL	100,609	99,133
OTHER INTANGIBLE ASSETS	14,311	14,538
OTHER ASSETS	576	587
	$212,435	$183,389

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,423	$3,360
Accrued other liabilities	21,680	20,076
Current portion - capital leases and notes payable	1,618	1,836
TOTAL CURRENT LIABILITIES	27,721	25,272

LONG-TERM LIABILITIES:

Capital lease obligations	-	40
Notes payable	1,300	2,800
Deferred tax liabilities	7,587	5,258
Other liabilities	806	1,042
TOTAL LONG-TERM LIABILITIES	9,693	9,140
TOTAL LIABILITIES	37,414	34,412

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.05; authorized
2,000 shares; none issued or outstanding	-	-
Common stock, par value $0.10; authorized
25,000; 9,251 and 9,151
issued and outstanding	925	915
Treasury stock, at cost, 2 and 0 shares	(70)	-
Additional paid-in capital	96,844	94,465
Retained earnings	77,322	53,597
TOTAL STOCKHOLDERS' EQUITY	175,021	148,977
	$212,435	$183,389

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended September 30,
	2010	2009
Net service revenues	$84,897	$76,294
Cost of service revenues (excluding depreciation and amortization)	39,131	35,779
Gross margin	45,766	40,515
General and administrative expenses:
Salaries and benefits	22,874	20,800
Other	9,599	9,380
Total general and administrative expenses	32,473	30,180
Operating income	13,293	10,335
Interest expense, net	(60)	(156)
Income from continuing operations before income taxes	13,233	10,179
Income tax expense	(5,281)	(3,985)
Net income from continuing operations	7,952	6,194
Discontinued operations, net of tax benefits of $8 and $18	(12)	(28)
Net income	$7,940	$6,166

Per share amounts-basic:
Average shares outstanding	9,143	8,282
Income from continued operations	$0.87	$0.75
Loss from discontinued operations	-	-
Net income	$0.87	$0.75

Per share amounts-diluted:
Average shares outstanding	9,343	8,457
Income from continued operations	$0.85	$0.73
Loss from discontinued operations	-	-
Net income	$0.85	$0.73

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except per share data)

	Nine Months Ended September 30,
	2010	2009
Net service revenues	$252,281	$219,828
Cost of service revenues (excluding depreciation and amortization)	115,347	102,492
Gross margin	136,934	117,336
General and administrative expenses:
Salaries and benefits	68,067	60,472
Other	28,960	26,842
Total general and administrative expenses	97,027	87,314
Operating income	39,907	30,022
Interest expense, net	(210)	(673)
Income from continuing operations before income taxes	39,697	29,349
Income tax expense	(15,932)	(11,513)
Net income from continuing operations	23,765	17,836
Discontinued operations, net of tax benefits of $27 and $52	(39)	(80)
Net income	$23,726	$17,756

Per share amounts-basic:
Average shares outstanding	9,101	8,164
Income from continued operations	$2.61	$2.18
Loss from discontinued operations	-	-
Net income	$2.61	$2.18

Per share amounts-diluted:
Average shares outstanding	9,354	8,318
Income from continued operations	$2.54	$2.14
Loss from discontinued operations	-	-
Net income	$2.54	$2.14

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands)	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$23,726	$17,756
Loss from discontinued operations	(39)	(80)
Income from continuing operations	23,765	17,836
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	2,102	1,753
Provision for uncollectible accounts	2,592	3,164
Stock-based compensation	1,308	1,219
Gain from sale of asset	(2)	-
Deferred income taxes	1,327	(658)
	31,092	23,314
Change in certain net assets and liabilities, net of the effects of acquisitions:
(Increase) decrease in:
Accounts receivable	(6,376)	(6,643)
Prepaid expenses and other current assets	(692)	46
Other assets	11	(58)
Increase (decrease) in:
Accounts payable and accrued expenses	3,281	(23)
Net cash provided by operating activities	27,316	16,636

Cash flows from investing activities:
Capital expenditures	(1,963)	(1,245)
Cash proceeds from sale of asset	13	-
Acquisitions, net of cash acquired	(2,326)	(6,406)
Net cash used in investing activities	(4,276)	(7,651)

Cash flows from financing activities:
Net revolving credit facility repayments	-	(23,998)
Proceeds from exercise of stock options	381	84
Purchase of common stock in connection with exercise of stock options	(628)	(6)
Tax benefit from exercise of non-qualified stock options	1,258	211
Net proceeds from issuance of common stock	-	27,967
Principal payments on capital leases and notes payable	(1,758)	(4,392)
Net cash used in financing activities	(747)	(134)

Cash flows from discontinued operations:
Operating activities	(39)	(80)
Investing activities	-	-
Financing activities	-	-
Net cash used in discontinued operations	(39)	(80)

Net increase in cash and cash equivalents	22,254	8,771
Cash and cash equivalents at beginning of period	19,389	1,301
Cash and cash equivalents at end of period	$41,643	$10,072

Summary of non-cash investing and financing activities:
Value of stock withheld in lieu of payroll taxes	$628	$6
Acquisitions funded by notes payable	$-	$1,200
See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise indicated, all dollars and share amounts are in thousands)

1.           Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2010 and 2009 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. Accordingly, the reader of this Form 10-Q is referred to our Form 10-K for the year ended December 31, 2009 for further information. In the opinion of management of Almost Family, Inc., (the “Company”), the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position at September 30, 2010 and the results of operations for the three and nine month periods and cash flows for the nine month period ended September 30, 2010 and 2009.

The results of operations for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the operating results for the year.

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

Cost of Legal Proceedings

The Company accounts for costs in connection with legal proceedings as such costs are incurred, net of estimated insurance recoveries deemed probable, if any.  Net amounts are included in other general and administrative expenses in the consolidated statements of income.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	Amount	Amount	Amount	Amount
Net service revenues:
Visiting Nurse	$74,155	$65,739	$220,643	$188,444
Personal Care	10,742	10,555	31,638	31,385
	$84,897	$76,294	$252,281	$219,829
Operating income before corporate expenses:
Visiting Nurse	$16,536	$13,413	$50,118	$39,070
Personal Care	1,475	1,287	4,222	3,630
	18,011	14,700	54,340	42,700
Corporate expenses	4,718	4,365	14,433	12,678
Operating income	13,293	10,335	39,907	30,022
Interest expense, net	60	156	210	673
Income tax expense	5,281	3,985	15,932	11,513
Net income from continuing operations	$7,952	$6,194	$23,765	$17,836

EBITDA from continuing operations	$14,466	$11,384	$43,317	$32,994

4.           Capitalized Software Development Costs

The Company capitalizes the cost of internally generated computer software developed for the Company’s own use. Software development costs of approximately $95 and $64 were capitalized in the three months ended September 30, 2010 and 2009, respectively and $409 and $72 were capitalized in the nine months ended September 30, 2010 and 2009, respectively. Capitalized software development costs are amortized over a three-year period following the initial implementation of the software.

5.           Goodwill and Other Intangible Assets

Goodwill and other intangible assets acquired are stated at fair value at date of acquisition.  Subsequent to its acquisitions, the Company conducts annual reviews for impairment, or more frequently if circumstances indicate impairment may have occurred.  The Company completed its most recent annual impairment test as of December 31, 2009 and determined that no impairment existed.

Other intangible assets consist of Certificates of Need and licenses, trade names and non-compete agreements.  Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives.  Licenses, provider numbers, certificates of need and trade names have indefinite lives and are not amortized.  The Company reviews other intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.

 The following table summarizes the activity related to goodwill and other intangible assets, net for 2010:

		Other Intangible Assets
	Goodwill	Certificates of Need and licenses	Trade Names	Non-compete Agreements	Total
Balances at 12-31-09	$99,133	$6,591	$7,581	$366	$14,538
Additions	1,476	-	-	-	-

Amortization	-	-	-	(227)	(227)
Balances at 9-30-10	$100,609	$6,591	$7,581	$139	$14,311

Of total goodwill, $96,782 and $3,827 relates to the Visiting Nurse segment and the Personal Care segment, respectively.  Amortization expense recognized on finite-lived intangible assets for the third quarter of 2010 and 2009 was $76 and $71, respectively..  Amortization expense recognized for the nine months ended September 30, 2010 and 2009 was $227 and $223, respectively.

6.           Revolving Credit Facility

At September 30, 2010, the Company had a $75 million senior secured revolving credit facility with JP Morgan Chase Bank, NA, as Administrative Agent, Fifth Third Bank, as Syndication Agent and certain other lenders.  The facility consists of a $75 million credit line with a maturity date of July 15, 2011 and an “accordion” feature providing for potential future expansion of the facility to $100 million.  Borrowings (other than letters of credit) under the credit facility are at either the bank’s prime rate plus a margin (ranging from 0.00% to 1.00%, currently 0.00%) or LIBOR plus a margin (ranging from 1.60% to 2.60%, currently 1.60%).  The margin for prime rate or LIBOR borrowings is determined by the Company’s leverage.  Borrowings under the Agreement are secured by a first priority perfected security interest in all tangible and intangible assets of the Company, and all existing and future direct and indirect subsidiaries of the Company as guarantors.

The weighted average prime rate-based interest rate was 3.25% for the quarters ended September 30, 2010 and 2009.  The weighted average LIBOR rate was 1.87% and 2.10% for the third quarter of 2010 and 2009, respectively.  The Company pays a commitment fee of 0.25% per annum on the unused facility balance. Borrowings are available equal to a multiple of 3.0 times earnings before interest, taxes, depreciation and amortization (“EBITDA”). “EBITDA” may include “Acquired EBITDA” from proforma acquisitions pursuant to a calculation rider, up to 50% of “Adjusted EBITDA”, as defined. Borrowings under the facility may be used for general corporate purposes, including acquisitions. As of September 30, 2010, the formula permitted all $75 million to be used, of which no amounts were outstanding. The Company has irrevocable letters of credit, totaling $6.9 million outstanding in connection with its self-insurance programs.    Thus, a total of $68.1 million was available for use at September 30, 2010. The Company’s revolving credit facility is subject to various financial covenants. As of September 30, 2010, the Company was in compliance with the covenants. Under the most restrictive of its covenants, the Company was required to maintain minimum net worth of at least $158.0 million at September 30, 2010.  At such date, the Company’s net worth was approximately $175.0 million.

7.           Fair Value Measurements

The Company’s financial instruments consist of cash, accounts receivable, payables and debt instruments.  The carrying values of cash, accounts receivable and payables are considered representative of their respective fair values due to the short-term nature of these instruments.  The fair value of the Company’s debt instruments approximates their carrying values as substantially all of such debt instruments have rates which fluctuate with changes in market rates.

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

8.           Stock-Based Compensation

Stock option grant date fair values are determined at the date of grant using a Monte Carlo option valuation model with suboptimal exercise behavior. Employee options vest ratably over 4 years.  There were no stock option grants in the quarter or nine months ended September 30, 2010.

Changes in option shares outstanding are summarized as follows:

	Shares	Wtd Avg Ex. Price
December 31, 2009	430	$18.87

Granted	-	-
Exercised	(92)	4.87
Terminated	(20)	(26.33)
September 30, 2010	318	$22.48

In the nine months ended September 30, 2010, the Company awarded 23 restricted shares of Common Stock with a value of $964 pursuant to the Company’s 2007 Stock and Incentive Compensation Plan.  These awards vest ratably over 3 years.

9.           Earnings Per Common Share

A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted earnings per common share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Basic weighted average outstanding shares	9,143	8,282	9,101	8,164
Add common equivalent shares representing shares issuable upon exercise of dilutive awards	200	175	253	154
Diluted weighted average number of shares	9,343	8,457	9,354	8,318

10.           Equity Issuances

On August 5, 2009, the Company entered into a Distribution Agreement with J.P. Morgan Securities Inc.  According to the provisions of this Agreement, the Company could offer and sell from time to time up to 1,600 shares of common stock having an aggregate offering price of up to $50 million through J.P. Morgan, as distribution agent.  Sales of stock were made by means of ordinary brokers’ transactions on the Nasdaq Global Select Market at market prices.  The Company issued 967 of our shares of common stock pursuant to this Agreement.  The Distribution Agreement terminated June 30, 2010 with no additional shares issued.

11.           Commitments and Contingencies

Insurance Programs

The Company bears significant insurance risk under a large-deductible workers’ compensation insurance program and a self-insured employee health program.  Under the workers’ compensation insurance program, the Company bears risk up to $400 per incident.  The Company purchases stop-loss insurance for the employee health plan that places a specific limit, generally $100, on our exposure for any individual covered life.

The Company records estimated liabilities for our insurance programs based on information provided by the third-party plan administrators, historical claims experience, the life cycle of claims, expected costs of claims incurred but not paid, and expected costs to settle unpaid claims.  The Company monitors our estimated insurance-related liabilities on a monthly basis.  As facts change, it may become necessary to make adjustments that could be material to our results of operations and financial condition. Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against us by various claimants.  The claims are in various stages of processing and some may ultimately be brought to trial.  The Company is aware of incidents that have occurred through September 30, 2010 that may result in the assertion of additional claims.  The Company currently carries professional, general liability, and directors & officers insurance coverage for exposures with various levels of deductibles.

Legal Proceedings & Investigations

The Company is currently, and from time to time, subject to claims and suits arising in the ordinary course of its business, including claims for damages for personal injuries. In the opinion of management, the ultimate resolution of any of these pending claims and legal proceedings will not have a material effect on the Company’s financial position or results of operations.

The Company is currently the subject of a number of civil investigations and private lawsuits relating to its Medicare-reimbursed operations.  Many of these appear to be similar to investigations and claims relating to other providers of home health services.  The following paragraphs briefly describe the current status of such matters, all of which remain at a preliminary stage.

As previously disclosed in the Company’s Form 10-K for the year ended December 31, 2009, the Company is in the process of complying with a civil subpoena from the United States Department of Health and Human Services Office of Inspector General  received in December 2009.  The subpoena seeks the production of various business records relating to the Company’s visiting nurse operations in Birmingham, Alabama, which were acquired in July 2006 and which generated approximately 2% of the Company’s consolidated revenues in 2009.  The Company has been advised that the subpoena relates to an investigation arising in the context of a False Claims Act qui tam complaint containing allegations regarding the Company’s Medicare practices.  The Company is cooperating fully with this investigation.

On April 27, 2010, The Wall Street Journal published an article exploring the relationship between the Centers for Medicare & Medicaid Services home health payment policies and the utilization rates of certain home health agencies.  Following The Wall Street Journal article, on May 12, 2010, the United States Senate Finance Committee sent a letter to each of the publicly traded companies mentioned in the article requesting information including Medicare utilization rates for therapy visits.  The Company is cooperating fully with the Senate Finance Committee regarding the requested information.

Subsequently, on June 30, 2010, the Company received a civil subpoena for documents and notice of investigation from the Securities and Exchange Commission.  The subpoena seeks documents related to the Company’s home health care services and operations, including reimbursements under the Medicare home health prospective payment system, since January 1, 2000.  The Company is cooperating fully with the SEC regarding the document request.

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

Four putative class action lawsuits have been filed in the U.S. District Court for the Western District of Kentucky.  The complaints refer to The Wall Street Journal article and the subsequent governmental investigations and allege that the Company, its chief executive officer and chief financial officer violated federal securities laws.  The complaints seek damages and awards of attorneys’ fees and costs.  The actions are now awaiting designation of a lead plaintiff and filing of a consolidated complaint after which the Company will file a responsive pleading.

The suits are titled:  (i) City of Livonia Employees Retirement System v. Almost Family, Inc., et al., filed on August 3, 2010, (ii) Kandi Sterling v. Almost Family, Inc., et al., filed on August 10, 2010, (iii) Blaze B. Huston v. Almost Family, Inc., et al., filed on August 16, 2010, and (iv) Peter Barcia, Individually and on Behalf of All Others Similarly Situated v. Almost Family, Inc., et al., filed on September 7, 2010.

Given the preliminary stage of the Senate Finance Committee inquiry, the subpoenas and investigations, and the litigation described above, we are unable to assess the probable outcome or potential liability, if any, arising from these matters.

12.           Acquisitions

There were no new acquisitions during the quarter ended September 30, 2010; however, amounts due under earn-out contingent consideration clauses from an acquisition were settled in 2010 which resulted in cash payments $2.3 million and additions to goodwill of $1.5 million in the third quarter.  The remainder was accrued to goodwill in the fourth quarter of 2009.

13.           Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes.  The Company’s effective income tax rate from continuing operations for the three month period ended September 30, 2010 and 2009 was 39.9% and 39.2%, respectively and 40.1% and 39.2% for the nine month period ended September 30, 2010 and 2009, respectively.  The increase is primarily attributable to increases in state and local tax and a decrease in federal tax credits.

Certain tax authorities may periodically audit the Company.  Based on the Company’s evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements.  Additionally, the Company may from time to time be assessed interest and penalties by tax jurisdictions.  Any such assessments historically have been immaterial to the Company’s financial results and are classified as other general and administrative expenses in the consolidated statements of income.

14.           Discontinued Operations

The Company reclassifies operating units closed, sold, or held for sale out of continuing operations and into discontinued operations for all periods presented.  During the three month period ending September 30, 2010, one PC facility met the criteria to be classified as discontinued operations, and thus has been classified as discontinued operations for all periods presented.  Net revenue from discontinued operations was approximately zero and $319 in the quarters ended September 30, 2010 and 2009, respectively.  Net losses from the discontinued operations were approximately $12 and $28 in the quarters ended September 30, 2010 and 2009, respectively.  Net revenue from discontinued operations was approximately $5 and $843 in the nine month period ended September 30, 2010 and 2009, respectively.  Net losses from the discontinued operations were approximately $39 and $80 in the nine month period ended September 30, 2010 and 2009, respectively.  Such amounts are included in net loss from discontinued operations in the consolidated statements of income and cash flows, as applicable.

15.           Subsequent Events

Management has evaluated all events and transactions that occurred after September 30, 2010.   The Company had no material subsequent events requiring recognition in the consolidated financial statements or any non-recognized subsequent events requiring disclosure.

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

Cautionary Statements - Forward Outlook and Risks

Certain statements contained in this quarterly report on Form 10-Q, including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “expects,” “assumes,” “trends” and similar expressions, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are based upon the Company’s current plans, expectations and projections about future events.  However, such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These factors include, among others, the following:
•	general economic and business conditions;
•	demographic changes;
•	changes in, or failure to comply with, existing governmental regulations;
•	legislative proposals for healthcare reform;
•	changes in Medicare and Medicaid reimbursement levels;
•	effects of competition in the markets in which the Company operates;
•	liability and other claims asserted against the Company;
•	potential audits and investigations by government and regulatory agencies, including the impact of any negative publicity or litigation;
•	ability to attract and retain qualified personnel;
•	availability and terms of capital;
•	loss of significant contracts or reduction in revenues associated with major payer sources;
•	ability of customers to pay for services;
•	business disruption due to natural disasters or terrorist acts;
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

Critical Accounting Policies

Refer to the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K for the year ended December 31, 2009 for a detailed discussion of our critical accounting policies.  Additionally, the Company added the following critical accounting policy:

Cost of Legal Proceedings

The Company accounts for costs in connection with legal proceedings as such costs are incurred, net of estimated insurance recoveries deemed probable, if any.  Net amounts are included in other general and administrative expenses in the consolidated statements of income.

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
•
Removing two diagnosis codes related to hypertension from inclusion in the calculation of case-weight which may reasonably be expected to reduce reimbursement in addition to the case mix creep adjustment.

•	Regulations implementing a requirement included in the Legislation for a face-to-face encounter between the patient and the physician ordering home health services
•
Regulations intended to address concerns over therapy utilization by requiring additional documentation justifying therapy visits based on specific goals, accepted standards of care, and objective and quantifiable measures of patients’ progress towards those goals

•	Revisions to its previously issued “36 Month Rule”
The proposed rules are subject to further change by CMS. Final rules are expected to be published later in 2010 and become effective January 1, 2011.

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

Governmental Inquiries and Shareholder Litigation
See Note 11 to the financial statements and Part II Item 1 of this Form 10-Q for a discussion of certain governmental inquiries and subsequent related litigation.  The Company is unable to predict the outcome of these matters. However, the Company may incur on-going expenses, net of insurance recoveries, if any, related to responding to these inquiries and complaints.

Seasonality

Our Visiting Nurse segment operations located in Florida normally experience higher admissions during the first quarter and lower admissions during the third quarter than in the other quarters due to seasonal population fluctuations.

RESULTS OF OPERATIONS
THREE MONTHS

Consolidated

(In thousands)

	Three Months ended September 30,
	2010		2009		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues:
Visiting Nurse	$74,155	87.3%	$65,739	86.2%	$8,416	12.8%
Personal Care	10,742	12.7%	10,555	13.8%	187	1.8%
	$84,897	100.0%	$76,294	100.0%	$8,603	11.3%
Operating income before corporate expenses:
Visiting Nurse	$16,536	22.3%	$13,413	20.4%	$3,123	23.3%
Personal Care	1,475	13.7%	1,287	12.2%	188	14.6%
	18,011	21.2%	14,700	19.3%	3,311	22.5%
Corporate expenses	4,718	5.6%	4,365	5.7%	353	8.1%
Operating income	13,293	15.7%	10,335	13.5%	2,958	28.6%
Interest expense, net	60	0.1%	156	0.2%	(96)	-61.5%
Income tax expense	5,281	6.2%	3,985	5.2%	1,296	32.5%
Net income from continuing operations	$7,952	9.4%	$6,194	8.1%	$1,758	28.4%

EBITDA from continuing operations	$14,466	17.0%	$11,384	14.9%	$3,082	27.1%

On a consolidated basis, our third quarter 2010 net service revenues increased over 11% to approximately $85 million compared to $76 million in the third quarter of 2009. All of our revenue growth in the quarter was organic, primarily driven by nearly 13% growth in our VN segment.

Operating income as a percent of revenue increased to 15.7% in the third quarter of 2010 from 13.5% in 2009, primarily due to the organic revenue growth in the VN segment which included an approximate 2% rate increase from Medicare in 2010. Corporate expenses included $0.2 million in professional fees, net of insurance recoveries, associated with the matters described in Legal Proceedings in the notes to the financial statements and in Part II Item 1.

Interest expense declined substantially as we used the proceeds from our 2009 equity offering to repay amounts outstanding under our bank credit facility.  We had no outstanding borrowings on our line of credit as of September 30, 2010.  The effective income tax rate from continuing operations remained consistent at approximately 39.9% in 2010 and 39.2% in 2009.

Visiting Nurse (VN) Segment

	Three Months Ended September 30,
(In thousands, except for statistics)	2010		2009		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$74,155	100.0%	$65,739	100.0%	$8,416	12.8%
Cost of service revenues	32,049	43.2%	28,769	43.8%	3,280	11.4%
Gross margin	42,106	56.8%	36,970	56.2%	5,136	13.9%
General and administrative expenses:
Salaries and benefits	19,253	26.0%	17,158	26.1%	2,095	12.2%
Other	6,317	8.5%	6,399	9.7%	(82)	-1.3%
Total general and administrative expenses	25,570	34.5%	23,557	35.8%	2,013	8.5%
Operating income	$16,536	22.3%	$13,413	20.4%	$3,123	23.3%

Average number of locations	88		82		6	7.3%

All payors:
Patients Months	51,382		47,744		3,638	7.6%
Admissions	14,359		12,878		1,481	11.5%
Billable Visits	469,992		416,328		53,664	12.9%

Medicare Statisitics:
Revenue (in thousands)	$67,786	91.4%	$59,381	90.3%	$8,405	14.2%
Billable visits	394,668		360,681		33,987	9.4%
Admissions	13,030		11,616		1,414	12.2%
Episodes	21,763		19,479		2,284	11.7%

Revenue per completed episode	$3,156		$3,002		$154	5.1%
Visits per episode	18.1		17.8		0.3	1.7%

Net service revenues in the visiting nurse segment for the third quarter of 2010 rose 12.8% to approximately $74 million.  The $8 million increase was solely the result of organic revenue growth.  Revenue per completed episode increased approximately 5% over 2009 due to the 2010 Medicare rate increases and due to an increase in the acuity level of the patients we served.  The increase in the acuity level of patients served is also reflected in an increase in average number of visits per episode.

Gross margin increased to 56.8% in 2010 from 56.2% in 2009 primarily due to increases in Medicare reimbursement rates.  Other general and administrative expenses declined from 2009 levels primarily due to lower bad debts resulting from improved collections.  Additionally, total general and administrative expenses as a percent of revenue declined to approximately 34.5% from 35.8% primarily due to expenses being spread over a larger revenue base.

Personal Care (PC) Segment

	Three Months Ended September 30,
(In thousands, except for statistics)	2010		2009		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$10,742	100.0%	$10,555	100.0%	$187	1.8%
Cost of service revenues	7,082	65.9%	7,009	66.4%	73	1.0%
Gross margin	3,660	34.1%	3,546	33.6%	114	3.2%
General and administrative expenses:
Salaries and benefits	1,345	12.5%	1,352	12.8%	(7)	-0.5%
Other	840	7.8%	907	8.6%	(67)	-7.4%
Total general and administrative expenses	2,185	20.3%	2,259	21.4%	(74)	-3.3%
Operating income	$1,475	13.7%	$1,287	12.2%	$188	14.6%

Average number of locations	23		23		-	0.0%

Admissions	710		804		(94)	-11.7%
Patient months of care	11,645		11,822		(177)	-1.5%
Patient days of care	154,565		152,272		2,293	1.5%
Billable hours	581,171		590,662		(9,491)	-1.6%
Revenue per billable hour	$18.48		$17.87		$0.61	3.4%

The increase in gross margin and operating income as a percent of revenue in our PC segment was a result of management actions to improve cost controls and the efficiency of our operations.  While admissions growth is constrained to some degree by challenged Medicaid programs in the states we serve, net service revenues in the PC segment for the third quarter improved slightly to $10.7 million.  Revenue per billable hour increased primarily as a result of mix changes across the states we serve.  General and administrative expenses did not change materially.

NINE MONTHS

Consolidated

	Nine Months Ended September 30,
	2010		2009		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues:
Visiting Nurse	$220,643	87.5%	$188,444	85.7%	$32,199	17.1%
Personal Care	31,638	12.5%	31,385	14.3%	253	0.8%
	$252,281	100.0%	$219,829	100.0%	$32,452	14.8%
Operating income before corporate expenses:
Visiting Nurse	$50,118	22.7%	$39,070	20.7%	$11,048	28.3%
Personal Care	4,222	13.3%	3,630	11.6%	592	16.3%
	54,340	21.5%	42,700	19.4%	11,640	27.3%
Corporate expenses	14,433	5.7%	12,678	5.8%	1,755	13.8%
Operating income	39,907	15.8%	30,022	13.7%	9,885	32.9%
Interest expense, net	210	0.1%	673	0.3%	(463)	-68.8%
Income tax expense	15,932	6.3%	11,513	5.2%	4,419	38.4%
Net income from continuing operations	$23,765	9.4%	$17,836	8.1%	$5,929	33.2%

EBITDA from continuing operations	$43,317	17.2%	$32,994	15.0%	$10,323	31.3%

On a consolidated basis, our year to date 2010 net service revenues increased about 15% to approximately $252 million compared to $219 million in the same period of 2009. Organic revenue growth was approximately $30 million or approximately 95% of our total growth, while acquisitions provided the balance of the increase at approximately $2 million.

Operating income as a percent of revenue increased to 15.8% in 2010 from 13.7% in 2009, primarily due to 16% organic revenue growth in the VN segment which included an approximate 2% rate increase from Medicare in 2010.  Corporate expenses included $0.5 million in professional fees, net of insurance recoveries, associated with the matters described in Legal Proceedings in the notes to the financial statements and in Part II Item 1.

Interest expense declined substantially as we used operating cash flows and the proceeds from a 2009 equity offering to repay amounts outstanding under our bank credit facility.  We had no outstanding borrowings on our line of credit as of September 30, 2010.  The effective income tax rate from continuing operations was approximately 40.1% in 2010 and 39.2% in 2009, with the increase due to state and local tax increases and a decrease in federal tax credits.

Visiting Nurse (VN) Segment

	Nine Months Ended September 30,
(In thousands, except for statistics)	2010		2009		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$220,643	100.0%	$188,444	100.0%	$32,199	17.1%
Cost of service revenues	94,331	42.8%	81,443	43.2%	12,888	15.8%
Gross margin	126,312	57.2%	107,001	56.8%	19,311	18.0%
General and administrative expenses:
Salaries and benefits	56,954	25.8%	49,258	26.1%	7,696	15.6%
Other	19,240	8.7%	18,673	9.9%	567	3.0%
Total general and administrative expenses	76,194	34.5%	67,931	36.0%	8,263	12.2%
Operating income	$50,118	22.7%	$39,070	20.7%	$11,048	28.3%

Average number of locations	86		78		8	10.3%

All payors:
Patients Months	153,753		137,805		15,948	11.6%
Admissions	43,436		38,532		4,904	12.7%
Billable Visits	1,407,168		1,194,139		213,029	17.8%

Medicare Statisitics:
Revenue (in thousands)	$202,290	91.7%	$169,098	89.7%	$33,192	19.6%
Billable visits	1,177,389		1,025,210		152,179	14.8%
Admissions	39,390		34,968		4,422	12.6%
Episodes	64,042		56,703		7,339	12.9%

Revenue per completed episode	$3,139		$2,943		$196	6.7%
Visits per episode	18.0		17.5		0.5	2.9%

Net service revenues in the visiting nurse segment for year to date 2010 rose $32 million, or 17.1%, to approximately $221 million due to organic growth of approximately $30 million with the remainder from acquired operations. Our VN organic revenue growth rate was 16.3% for the nine months ended September 30, 2010.  Revenue per completed episode increased approximately 6.7% over 2009 due to 2010 Medicare rate increases and due to an increase in the acuity level of the patients we served.  The increase in the acuity level of patients served is also reflected in the increase in average number of visits per episode.

Gross margin increased to 57.2% in 2010 from 56.8% in 2009 primarily due to the aforementioned rate increases.  Other general and administrative expenses declined from the prior year due to lower bad debts.  Additionally, total general and administrative expenses as a percent of revenue declined to approximately 34.5% from 36.0% primarily due to expenses being spread over a larger revenue base.

Personal Care (PC) Segment

	Nine Months Ended September 30,
(In thousands, except for statistics)	2010		2009		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$31,638	100.0%	$31,385	100.0%	$253	0.8%
Cost of service revenues	21,015	66.4%	21,211	67.6%	(196)	-0.9%
Gross margin	10,623	33.6%	10,174	32.4%	449	4.4%
General and administrative expenses:
Salaries and benefits	4,046	12.8%	4,068	13.0%	(22)	-0.5%
Other	2,355	7.4%	2,476	7.9%	(121)	-4.9%
Total general and administrative expenses	6,401	20.2%	6,544	20.9%	(143)	-2.2%
Operating income	$4,222	13.3%	$3,630	11.6%	$592	16.3%

Average number of locations	23		23		-	0.0%

Admissions	2,295		2,445		(150)	-6.1%
Patient months of care	35,275		35,340		(65)	-0.2%
Patient days of care	456,188		448,331		7,857	1.8%
Billable hours	1,735,586		1,756,498		(20,912)	-1.2%
Revenue per billable hour	$18.23		$17.87		$0.36	2.0%

The increase in gross margin and operating income as a percent of revenue in our Personal Care segment was a result of management actions to improve cost controls and the efficiency of our operations.  While admissions growth is constrained to some degree by challenged Medicaid programs in the states we serve, net service revenues in the segment for 2010 improved to $31.6 million.  Revenue per billable hour increased primarily as a result of mix changes across the states we serve.  General and administrative expenses did not change materially.

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

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against us by various claimants.  The claims are in various stages of processing and some may ultimately be brought to trial.  We are aware of incidents that have occurred through September 30, 2010 that may result in the assertion of additional claims.  We currently carry professional, general liability, and directors & officers insurance coverage for our exposures with various levels of deductibles.

Liquidity and Capital Resources

Equity Distribution Program

On August 5, 2009, the Company entered into a Distribution Agreement with J.P. Morgan Securities Inc.  According to the provisions of this Agreement, the Company could offer and sell from time to time up to 1,600 shares of common stock having an aggregate offering price of up to $50 million through J.P. Morgan, as distribution agent.  Sales of stock were made by means of ordinary brokers’ transactions on the Nasdaq Global Select Market at market prices.  The Company issued 967 of our shares of common stock pursuant to this Agreement.  The Distribution Agreement terminated June 30, 2010 with no additional shares issued.

Revolving Credit Facility

At September 30, 2010, the Company had a $75 million senior secured revolving credit facility with JP Morgan Chase Bank, NA, as Administrative Agent, Fifth Third Bank, as Syndication Agent and certain other lenders.  The facility consists of a $75 million credit line with a maturity date of July 15, 2011 and an “accordion” feature providing for potential future expansion of the facility to $100 million.  Borrowings (other than letters of credit) under the credit facility are at either the bank’s prime rate plus a margin (ranging from 0.00% to 1.00%, currently 0.00%) or LIBOR plus a margin (ranging from 1.60% to 2.60%, currently 1.60%).  The margin for prime rate or LIBOR borrowings is determined by the Company’s leverage.  Borrowings under the Agreement are secured by a first priority perfected security interest in all tangible and intangible assets of the Company, and all existing and future direct and indirect subsidiaries of the Company as guarantors.

The weighted average prime rate-based interest rate was 3.25% for the quarters ended September 30, 2010 and 2009, respectively.  The weighted average LIBOR rate was 1.87% and 2.10% for the third quarter of 2010 and 2009, respectively.  The Company pays a commitment fee of 0.25% per annum on the unused facility balance. Borrowings are available equal to a multiple of 3.0 times earnings before interest, taxes, depreciation and amortization (“EBITDA”). “EBITDA” may include “Acquired EBITDA” from proforma acquisitions pursuant to a calculation rider, up to 50% of “Adjusted EBITDA”, as defined. Borrowings under the facility may be used for general corporate purposes, including acquisitions. As of September 30, 2010, the formula permitted all $75 million to be used, of which no amounts were outstanding. The Company has irrevocable letters of credit, totaling $6.9 million outstanding in connection with its self-insurance programs. Thus, a total of $68.1 million was available for use at September 30, 2010. The Company’s revolving credit facility is subject to various financial covenants. As of September 30, 2010, the Company was in compliance with the covenants. Under the most restrictive of its covenants, the Company was required to maintain minimum net worth of at least $158.0 million at September 30, 2010.  At such date, the Company’s net worth was approximately $175.0 million.

We believe that this facility plus cash on hand will be sufficient to fund our operating needs for at least the next year.  We will continue to evaluate additional capital, including possible debt and equity investments in the Company, to support a more rapid development of the business than would be possible with internal funds.

Cash Flows
Key elements to the Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 were:

Net Change in Cash and Cash Equivalents	2010	2009
Provided by (used in):
Operating activities	$27,316	$16,636
Investing activities	(4,276)	(7,651)
Financing activities	(747)	(134)
Discontinued operations activities	(39)	(80)
Net increase in cash and cash equivalents	$22,254	$8,771

2010
Net cash provided by operating activities resulted primarily from current period income of $23.7 million, net of changes in accounts receivable, accounts payable and accrued expenses.  Accounts receivable days revenues outstanding were 42 at September 30, 2010, 44 at June 30, 2010 and 41 at December 31, 2009.  The cash used in investing activities is primarily due to additional amounts paid under earn-out agreements entered into in conjunction with our historical acquisitions and capital expenditures of $2.0 million.  Net cash used in financing activities resulted primarily from the tax benefit of stock option exercises and payment of $1.8 million on capital leases and notes payable.  The Company’s stock option plans permit optionees to have option shares withheld on exercises in lieu of submitting to the Company the amount necessary for income tax withholdings.  Such withholding of shares in lieu of taxes is shown in the cash flow as a repurchase of shares in the amount of $628.  The Company receives a current tax deduction for compensation expense subject to IRS limits.  Such deductions related to stock option exercises in 2010 are shown in the cash flow statement as a financing cash inflow of approximately $1.3 million.

2009
Net cash provided by operating activities resulted primarily from current period income of $17.8 million, net of changes in accounts receivable, accounts payable and accrued expenses.  Accounts receivable days revenues outstanding were 46 at September 30, 2009 and 48 at December 31, 2008.  The cash used in investing activities is primarily due to the final payment of purchase price of $2.8 million from the 2006 Mederi acquisition, $3.6 million for current period acquisition and capital expenditures of $1.4 million.  Net cash used in financing activities was due primarily to satisfaction of a $4 million note payable from the 2006 Mederi acquisition, net proceeds from the sale of common stock of $28 million and net repayment of $24 million on our credit facility.

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

The following table sets forth a reconciliation of Net Income from Continuing Operations to EBITDA:

ALMOST FAMILY, INC. AND SUBSIDIARIES
RECONCILIATION OF EBITDA
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income from continuing operations	$7,952	$6,194	$23,765	$17,836
Add back:
Interest expense	60	156	210	673
Income tax expense	5,281	3,985	15,932	11,513
Depreciation and amortization	736	601	2,102	1,753
Amortization of stock-based compensation	437	447	1,308	1,219
Earnings before interest, income taxes, depreciation and amortization (EBITDA) from continuing operations	$14,466	$11,383	$43,317	$32,994

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Instruments

The Company does not use derivative instruments.

Market Risk of Financial Instruments

Our primary market risk exposure with regard to financial instruments is to changes in interest rates on long-term obligations.

At September 30, 2010, the Company had no outstanding amounts on its revolving credit facility and, therefore, a hypothetical 100 basis point increase in short-term interest rates would have no impact on annual pre-tax earnings due to higher interest expense.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures – As of September 30, 2010, the Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010.

Changes in Internal Control Over Financial Reporting - There were no changes in the Company’s internal control over financial reporting during the third quarter of 2010, that have materially affected, or are reasonably likely to materially affect, Almost Family, Inc.’s internal control over financial reporting.

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

The Company is currently the subject of a number of civil investigations and private lawsuits relating to its Medicare-reimbursed operations.  Many of these appear to be similar to investigations and claims relating to other providers of home health services.  The following paragraphs briefly describe the current status of such matters, all of which remain at a preliminary stage.

As previously disclosed in the Company’s Form 10-K for the year ended December 31, 2009, the Company is in the process of complying with a civil subpoena from the United States Department of Health and Human Services Office of Inspector General received in December 2009.  The subpoena seeks the production of various business records relating to the Company’s visiting nurse operations in Birmingham, Alabama, which were acquired in July 2006 and which generated approximately 2% of the Company’s consolidated revenues in 2009.  The Company has been advised that the subpoena relates to an investigation arising in the context of a False Claims Act qui tam complaint containing allegations regarding the Company’s Medicare practices.  The Company is cooperating fully with this investigation.

On April 27, 2010, The Wall Street Journal published an article exploring the relationship between the Centers for Medicare & Medicaid Services home health payment policies and the utilization rates of certain home health agencies.   On May 12, 2010, following The Wall Street Journal article, the United States Senate Finance Committee sent a letter to each of the publicly traded companies mentioned in the article requesting information including Medicare utilization rates for therapy visits.  The Company is cooperating fully with the Senate Finance Committee regarding the requested information.

Subsequently, on June 30, 2010, the Company received a civil subpoena for documents and notice of investigation from the Securities and Exchange Commission.  The subpoena seeks documents related to the Company’s home health care services and operations, including reimbursements under the Medicare home health prospective payment system, since January 1, 2000.  The Company is cooperating fully with the SEC regarding the document request.

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

Four putative class action lawsuits have been filed in the U.S. District Court for the Western District of Kentucky.  The complaints refer to The Wall Street Journal article and the subsequent governmental investigations and allege that the Company, its chief executive officer and chief financial officer violated federal securities laws.  The complaints seek damages and awards of attorneys’ fees and costs.  The actions are now awaiting designation of a lead plaintiff and filing of a consolidated complaint after which the Company will file a responsive pleading.

The suits are titled:  (i) City of Livonia Employees Retirement System v. Almost Family, Inc., et al., filed on August 3, 2010, (ii) Kandi Sterling v. Almost Family, Inc., et al., filed on August 10, 2010, (iii) Blaze B. Huston v. Almost Family, Inc., et al., filed on August 16, 2010, and (iv) Peter Barcia, Individually and on Behalf of All Others Similarly Situated v. Almost Family, Inc., et al., filed on September 7, 2010.

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

Refer to Part II Item 1. Legal Proceedings.

Given the preliminary stage of the Senate Finance Committee inquiry, the subpoenas and investigations, and the litigation described above, we are unable to assess the probable outcome or potential liability, if any, arising from these matters.  Additional investigations by other government agencies may be initiated for which we could incur fines or other losses.  Additionally, these inquiries could result in additional substantive actions from either a legislative or regulatory perspective that could have a material adverse effect on our results of operations or financial condition.

As described in more detail in our Form 10-K, our success depends significantly on referrals from physicians, hospitals and other patient referral sources in the communities that our home care agencies serve as well as on our ability to maintain good relationships with these referral sources.  As also described in our Form 10-K, we rely significantly on our ability to attract and retain caregivers who possess the skills, experience, and licenses necessary to meet the needs of our patients.  Negative publicity resulting from the recent governmental inquires and subsequent related litigation could impact our ability to obtain referrals of patients from our referral sources, attract new referral sources, retain our employees and/or attract new employees or impact us in other ways that we cannot currently predict.  The loss of referrals, referral sources and/or employees, an impaired ability to attract new referrals, referral sources and/or employees or other implications we cannot currently predict could have a material adverse effect on our results of operations or financial condition.

Additionally, the expenses associated with responding to these governmental inquiries and subsequent related litigation could have a material adverse effect on our results of operation or financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. (REMOVED AND RESERVED)
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

ALMOST FAMILY, INC.

Date October 28, 2010	By:	/s/ William B. Yarmuth
William B. Yarmuth
Chairman of the Board, President & Chief Executive Officer

By:	/s/ C. Steven Guenthner
C. Steven Guenthner
Senior Vice President and
Chief Financial Officer (Principal Financial Officer)