Form 10-K
period 2010-12-31
ALMOST FAMILY INC
filed 2011-02-28
CIK 799231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-K _________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________to____________
Commission file number 001-09848
_________________________
ALMOST FAMILY, INC.
(Exact name of Registrant as specified in its charter)
_________________________
Delaware	06-1153720
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9510 Ormsby Station Road, Suite 300, Louisville, Kentucky 40223
(Address of principal executive offices)

(502) 891-1000
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Name of each exchange on which registered
Common Stock, par value $.10 per share	NASDAQ Global Select Market

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
Yes ☐   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes☐  No ☒

As of June 30, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $288,442,020 based on the last sale price of a share of the common stock as of June 30, 2010 ($34.93), as reported by the NASDAQ Global Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 25, 2011
Common Stock, $.10 par value per share	9,346,952 Shares

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant's Annual Meeting of Stockholders is incorporated by reference in Part III to the extent described therein.

PART I		3
Item 1.	Business	4
Item 1A.	Risk Factors	14
Item 1B.	Unresolved Staff Comments	25
Item 2.	Properties	25
Item 3.	Legal Proceedings	25
Item 4.	(Removed and Reserved)	26
PART II		26
Item 5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	26
Item 6.	Selected Financial Data	28
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	29
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	45
Item 8.	Financial Statements and Supplementary Data	46
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	69
Item 9A.	Controls and Procedures	69
Item 9B.	Other Information	69
PART III		70
Item 10.	Directors, Executive Officers and Corporate Governance	70
Items 11, 12, 13 and 14.	Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions; and Director Independence; and Principal Accountant Fees and Services	71
PART IV		72
Item 15.	Exhibits and Financial Statement Schedules	72

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

For a detailed discussion of these and other factors that could cause the Company's actual results to differ materially from the results contemplated by the forward-looking statements, please refer to Item 1A. "Risk Factors" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report.  The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. Except as required by law the Company does not intend to publicly release any revisions to forward-looking statements to reflect unforeseen or other events after the date of this report.  The Company has provided a detailed discussion of risk factors within this annual report on Form 10-K and various filings with the Securities and Exchange Commission ("SEC")  The reader is encouraged to review these risk factors and filings.

PART I

ITEM 1.  BUSINESS

Introduction

Almost Family, Inc. TM and subsidiaries (collectively "Almost Family") is a leading, regionally focused provider of home health services. We have service locations in Florida, Kentucky, New Jersey, Connecticut, Ohio, Massachusetts, Missouri, Alabama, Illinois, Pennsylvania and Indiana (in order of revenue significance).

We were incorporated in Delaware in 1985.  Through a predecessor merged into the Company in 1991, we have been providing health care services, primarily home health care, since 1976.  We reported approximately $337 million of revenues for the year ended December 31, 2010.  Unless otherwise indicated, the financial information included in Part I is for continuing operations.

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

How We Are Currently Organized and Operate

The Company has two reportable segments, Visiting Nurse Services (VN or Visiting Nurse) and Personal Care Services (PC or Personal Care).  Reportable segments have been identified based upon how management has organized the business by services provided to customers and the criteria in Accounting Standards Codification (ASC) Topic 280, Segment Reporting, (formerly Statement of Financial Accounting Standards (SFAS) No. 131).

Our VN segment provides a comprehensive range of Medicare-certified home health nursing services to patients in need of recuperative care, typically following a period of hospitalization or care in another type of inpatient facility. Our services are often provided to patients in lieu of additional care in other settings, such as long term acute care hospitals, inpatient rehabilitation hospitals or skilled nursing facilities.  Our nurses, therapists, medical social workers and home health aides work closely with patients and their families to design and implement an individualized treatment response to a physician-prescribed plan of care.  Under the umbrella of our “Senior Advocacy” mission, we offer special clinically-based protocols customized to meet the needs of the increasingly medically complex, chronic and co-morbid patient populations we serve.  Examples include Frail Elderly Care Management, Optimum Balance, Cardiocare, Orthopedic and Urology.  VN Medicare revenues are generated on a per episode basis rather than a fee per visit or hourly basis.  Approximately 92% of the VN segment revenues are generated from the Medicare program while the balance is generated from Medicaid and private insurance programs.

Our PC segment provides services in patients' homes primarily on an as-needed, hourly basis. These services include personal care, medication management, meal preparation, caregiver respite and homemaking. Our services are often provided to patients who would otherwise be admitted to skilled nursing facilities for long term custodial care.  PC revenues are generated on an hourly basis.  Approximately 69% of the PC segment revenues are generated from Medicaid and other government programs while the balance is generated from insurance programs and private pay patients.

Additional financial information about our segments can be found in Note 11 of our consolidated financial statements and related notes included elsewhere in this Form 10-K.

Our View on Reimbursement and Diversification of Risk

Our Company is highly dependent on government reimbursement programs which pay for the majority of the services we provide to our patients.  Reimbursement under these programs, primarily Medicare and Medicaid, is subject to frequent changes as policy makers balance constituents’ needs for health care services within the constraints of the specific government’s fiscal budgets.  Medicaid is consuming a greater percentage of states’ budgets which is exacerbated by the economic downturn. We believe that these financial issues are cyclical in nature rather than indicative of the long-term prospect for Medicaid funding of health care services. Additionally, we believe our services offer the lowest cost alternative to institutional care and are a part of the solution to the states' Medicaid financing problems.

We believe that an important key to our historical success and to our future success is our ability to adapt our operations to meet changes in reimbursement as they occur.  One important way in which we have achieved this adaptability in the past, and in which we plan to achieve it in the future, is to maintain some level of diversification in our business mix.

The execution of our business plan will place primary emphasis on the development of our home health operations.  As our business grows, we may evaluate opportunities for the provision of other health care services in patients’ homes that would be consistent with our Senior Advocacy mission.

Our Business Plan

Our future success depends on our ability to execute our business plan.  Over the next three to five years we will try to accomplish the following:

•	Generate meaningful same store sales growth through the focused provision of high quality services and attending to the needs of our patients;

•
Expand the significance of our home health services by selectively acquiring other quality providers, through the startup of new agencies and potentially by providing new services in patients' homes consistent with our Senior Advocacy mission; and

•	Expand our capital base through both earnings performance and by seeking additional capital investments in our Company.

Overview of Our Services

Visiting Nurse Services

Our VN segment services consist primarily of the provision of skilled in-home medical services to patients in need of short-term recuperative health care.  Our patients are referred to us by their physicians or upon discharge from a hospital or other type of in-patient facility.  We operate forty (40) Medicare-certified home health agencies with a total of ninety (90) locations.  In the year ended December 31, 2010, approximately 92% of our visiting nurse segment revenues were derived from the Federal Medicare program.

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

Operating Locations

As of December 31, 2010, our operating locations were as follows:

	Branches
Geographic Clusters	Visiting Nurse	Personal Care
Southeast
Florida	42	7
Alabama	2	-

Northeast
Connecticut	4	7
New Jersey	4	-
Massachusetts	3	1
Pennsylvania	1	-

Midwest
Kentucky	17	4
Ohio	7	4
Missouri	4	-
Illinois	4	-
Indiana	2	-

Total	90	23

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

The following table sets forth our revenues from operations derived from each major payor class during the indicated periods (by percentage of net revenues) for the years ended December 31:
Payor Group	2010	2009	2008
Medicare	80.5%	77.3%	74.2%
Medicaid and Other Government Programs	15.0%	17.0%	18.4%
Insurance and private pay	4.5%	5.7%	7.4%

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

2010 Acquisition

On November 2, 2010, we acquired the assets of a small Medicare-certified home health agency owned by Fayette County Memorial Hospital located in Washington Court House, OH.  The transaction was funded through operating cash flow and a promissory note.

2009 Acquisition

On June 1, 2009, we acquired the assets of the Medicare-certified home health agencies affiliated with Florida-based Central Florida Health Alliance (CFHA), a two-hospital health care company system with home health branches in Leesburg and The Villages for a purchase price of $5.2 million.

Acquisitions During 2008

As set forth below, during 2008 the Company acquired 11 visiting nurse branch locations.  These operations added to our market presence in Florida, Connecticut and Ohio and gave us market presence in New Jersey and Pennsylvania.

On November 26, 2008, the Company acquired the Kentucky Certificate of Need and home health license of the Medicare-certified health agency formerly operated by Hardin Memorial Hospital.

On November 14, 2008, the Company acquired the assets of the Medicare-certified home health agency owned by Fairfield Medical Center in Ohio.

On August 1, 2008, the Company acquired the stock of Patient Care, Inc. (“Patient Care”).  Patient Care and its subsidiaries owned and operated eight Medicare-certified home health agency locations in New Jersey, Connecticut, and Pennsylvania.  The total purchase price for the stock was $45.2 million in cash.

On March 26, 2008, the Company acquired the fixed assets of all the home health agencies owned by Apex Home Healthcare Services, LLC (“Apex Home Healthcare”), for a purchase price of $16.1 million.

Competition, Marketing and Customers

The visiting nurse industry is highly competitive and fragmented.  Competitors include larger publicly held companies such as Amedisys, Inc. (NasdaqGS: AMED), Gentiva Health Services, Inc. (NasdaqGS: GTIV), and LHC Group, Inc. (NasdaqGS: LHCG), and numerous privately held multi-site home care companies, privately held single-site agencies and a significant number of hospital-based agencies. Competition for customers at the local market level is very fragmented and market specific.  Generally, each local market has its own competitive profile and no one competitor has significant market share across all our markets.  To the best of our knowledge, no individual provider has more than 6% share of the national market.

We believe the primary competitive factors are quality of service and reputation among referral sources.  We market our services through our site managers and marketing staff.  These individuals contact referral sources in their areas to market our services.  Major referral sources include: physicians, hospital discharge planners, Offices on Aging, social workers, and group living facilities.  We also utilize, to a lesser degree, consumer-direct sales, marketing and advertising programs designed to attract customers.

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

Medicare Rates

In 2000, Medicare implemented the Prospective Payment System (“PPS”) and began paying providers of home health care at fixed, predetermined rates for services and supplies bundled into 60-day episodes of home health care. An episode of home health care spans a 60-day period, starting with the first day a billable visit is furnished to a Medicare beneficiary and ending 60 days later. If a patient is still in treatment on the 60th day a new episode begins on the 61st day regardless of whether a billable visit is rendered on that day and ends 60 days later. The first day of a consecutive episode, therefore, is not necessarily the new episode’s first billable visit. A base episode payment is established by the Medicare Program through federal legislation for all episodes of care ended on or after the applicable time periods detailed below:
Period	Base episode Payment (1)
January 1, 2008 through December 31, 2008	$2,270
January 1, 2009 through December 31, 2009	$2,272
January 1, 2010 through December 31, 2010	$2,313
January 1, 2011 through December 31, 2011	$2,192

(1)
The actual episode payment rates vary from those presented in the table, depending on the home health resource groups (“HHRGs”) to which Medicare patients are assigned and the per episode payment is typically reduced or increased by such factors as the patient’s clinical, functional, and services utilization characteristics.

Under PPS for Medicare reimbursement, we record net revenues based on a reimbursement rate that varies based on the severity of the patient’s condition, service needs and other related factors. We record net revenues as services are rendered to patients over the 60-day episode period. At the end of each month, a portion of our revenue is estimated for episodes in progress.

Medicare reimbursement on an episodic basis is subject to change if the actual number of therapy visits differs from the number anticipated at the start of care or if the patient is discharged but readmitted to another agency within the same 60-day episodic period.  Our revenue recognition under the Medicare reimbursement program is based on certain variables including, but not limited to: (i) changes in the base episode payments established by the Medicare Program; (ii) adjustments to the base episode payments for partial episodes and for other factors, such as case mix, geographic wages, low utilization and intervening events; and (iii) recoveries of overpayments. Adjustments to revenue result from differences between estimated and actual reimbursement amounts, an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk.  We recognize Medicare revenue on an episode-by-episode basis during the course of each episode over its expected number of visits.

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

Recently a number of efforts have been made by certain members of Congress to repeal or otherwise slow implementation of the Legislation.  Also, there have been a number of court cases filed challenging the legality of the Legislation on constitutional and other grounds.  In our view it is reasonable to expect these activities to continue to occur over the next few years.  Additionally, very often, sweeping new legislation is followed by subsequent legislation to address previously unanticipated consequences, or to further define provisions that were too vague to implement based on the language of the original legislation.

As a result of the broad scope of the Legislation, the significant changes it will effect in the healthcare industry and society generally, and the complexity of the technical issues it addresses, we are unable to predict, at this time, all the ramifications the Legislation and the implementing regulations may have on our business as a health care provider or a sponsor of an employee health insurance benefit plan.  The Legislation and implementing regulations and programmatic guidelines could have a material adverse impact on our results of operations or financial condition in ways not currently anticipated by us.

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

•	prospective payment system in October 1, 2000. Accordingly, we cannot predict the impact this “rebasing” work may have when it is completed three years from now.
•	Beginning in 2015, an annual “Productivity” adjustment, estimated to result in a 1% per year payment reduction.

Broader policy changes are contained in the Health Care Reform Legislation, that seek to expand access to affordable health insurance.  The legislative changes will affect provider operations in addition to payments.  For example, the Legislation includes a requirement that physicians ordering home health services document a face-to-face encounter with the patient.  The Legislation also includes a number of pilot programs, demonstration projects and studies, the results of which could lead to alternative health care delivery and payment systems.  The President is charged with appointing a 15-member Independent Medicare Advisory Board (“IMAB”) empowered to recommend changes to the President and Congress to reduce the growth of Medicare spending.  With limited exceptions, Congress is required to implement the IMAB’s proposals to achieve savings.  An exception exists if Congress adopts alternative proposals resulting in an equivalent level of savings.

Independent of the Legislation, CMS when establishing Medicare rates for 2010 included a “market basket update” rate increase of 2.0% plus a 2.5% “outlier policy” adjustment minus a 2.75% “case mix creep” adjustment.

Independent of the Legislation, in March 2010, the Medicare Payment Advisory Commission (MedPac) issued its annual report to the Congress on Medicare Payment Policy in which it makes specific recommendations for payment policy changes for all categories of providers including home health.  Its recommendations for 2011 regarding home health include elimination of the market basket update, consideration of stronger program controls including some that may impact how rebasing is implemented, and a study to identify categories of patients who are likely to receive the greatest benefit from home health care.  Additionally, MedPac is expected to release, in March 2011, additional recommendations for changes to home health reimbursement for 2012.  We are unable to predict what those recommendations may be.  We are unable to predict whether, or in what form, the Congress or CMS might implement MedPac’s recommendations.

In November 2010, CMS released final revisions to Medicare home health reimbursement rates and regulations for 2011.  Among other changes, the rules include:
•
A “market basket update” rate increase of 2.4%, less 1.0% from the Legislation, minus the 2.5% “outlier provision”, less a 3.79% “case mix creep” adjustment (for an effective rate cut of approximately 5.2%)

•	Regulations implementing a requirement included in the Legislation for a face-to-face encounter between the patient and the physician ordering home health services
•
Regulations intended to address concerns over therapy utilization by requiring additional documentation justifying therapy visits based on specific goals, accepted standards of care, and objective and quantifiable measures of patients’ progress towards those goals

•
Revisions to its previously issued “36 Month Rule” which limits the sale or transfer of the Medicare Provider Agreement for any Medicare-certified home health agency that has been in existence for less than 36 months or that has undergone a change of ownership in the last 36 months.  This “36 Month Rule” limitation may reduce the number of home health agencies that otherwise would have been available for acquisition and may limit our ability to successfully pursue our acquisition strategy.

The final rules became effective January 1, 2011.

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

Medicaid Reimbursement

As shown in “Compensation for Services” above, approximately 15% of our 2010 revenues were derived from state Medicaid and Other Government Programs, many of which currently face significant budget issues.  The financial condition of the Medicaid programs in each of the states in which we operate is cyclical and many states may be expected from time to time to take actions or evaluate taking actions to control the rate of growth of Medicaid expenditures.  Among these actions are the following:
•           redefining eligibility standards for Medicaid coverage,
•           redefining coverage criteria for home and community based care services,
•           slowing payments to providers by increasing the minimum time in which payments are made,
•           limiting reimbursement rate increases,
•           increased utilization of self-directed care alternatives,
•           shifting beneficiaries from traditional coverage to Medicaid managed care providers, and
•           changing regulations under which providers must operate.

Governments might take or consider taking these actions because the number of Medicaid beneficiaries and their related expenditures are growing at a faster rate than the government’s revenue.  Medicaid is consuming a greater percentage of states’ budgets.  This issue is exacerbated when revenues slow in a down economy.  We believe that these financial issues are cyclical in nature rather than indicative of the long-term prospect for Medicaid funding of health care services.  Additionally, we believe our services offer the lowest cost alternative to institutional care and are a part of the solution to the states’ Medicaid financing problems.

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

Medicare and Medicaid Participation

Effective March 25, 2011, CMS will be implementing new enrollment regulations which were a response to aspects of the Legislation designed to enhance enrollment procedures to protect against fraud.  The regulations authorize the establishment of risk categories with risk level dictating the enrollment screening activities, i.e., more rigorous screening as the perceived risk increases.  For Medicare, there will be three categories of providers i.e., “limited,” “moderate,” or “high” risk, and CMS has placed newly enrolling home health agencies in the “high risk” category, with existing enrolled home health agencies categorized as “moderate risk.”  In addition to the screening procedures for low risk provider, providers in the moderate risk category will be subject to unannounced site visits. For high risk providers, any individual with a 5% or more ownership interest will be subject to fingerprint-based criminal history record checks.  Additionally, the new regulations authorize Medicare and state Medicaid agencies to impose temporary enrollment moratoria for a particular type of provider if determined to be necessary to combat fraud, waste, or abuse.  To the extent that home health agencies are subject to a moratorium, any newly enrolling home health agency, including any change of ownership subject to the 36 month rule, and any expansion to add a branch would be affected by the moratorium.

Other Regulations

A series of laws and regulations dating back to the Omnibus Budget Reconciliation Act of 1987 ("OBRA 1987") and through the Legislation have been enacted and apply to us. Changes in applicable laws and regulations have occurred from time to time since OBRA 1987 including reimbursement reductions and changes to payment rules.  Changes are also expected to occur continuously for the foreseeable future.

As a provider of services under Medicare and Medicaid programs, we are subject to the Medicare and Medicaid anti-kickback statute and other "fraud and abuse laws." The anti-kickback statute prohibits any bribe, kickback, rebate or remuneration of any kind in return for, or as an inducement for, the referral of Medicare or Medicaid patients. We may also be affected by the Federal physician self-referral prohibition, known as the "Stark" law, which, with certain exceptions, prohibits physicians from referring patients to entities in which they have a financial interest or from which they receive financial benefit.  Penalties for violations of the federal Stark law include payment sanctions, civil monetary penalties, and/or program exclusion.  Many states in which we operate have adopted similar self-referral laws, as well as laws that prohibit certain direct or indirect payments or fee-splitting arrangements between health care providers, if such arrangements are designed to induce or to encourage the referral of patients to a particular provider.

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

We are subject to routine and periodic surveys, audits and investigations by various governmental agencies.  In addition to surveys to determine compliance with the conditions of participation, CMS has engaged a number of contractors (including Recovery Audit Contractors, Program Safeguard Contractors, Zone Program Integrity Contractors, and Medicaid Integrity Contributors) to conduct audits to evaluate billing practices and identify overpayments.  In addition to audits by CMS contractors, individual states are implementing similar programs such as using Medicaid Recovery Audit Contractors.  We believe that we are in material compliance with applicable laws. However, we are unable to predict what additional government regulations, if any, affecting our business may be enacted in the future, how existing or future laws and regulations might be interpreted or whether we will be able to comply with such laws and regulations either in the markets in which we presently conduct, or wish to commence, business.

Insurance Programs and Costs

We bear significant insurance risk under our large-deductible workers’ compensation insurance program and our self-insured employee health program.  Under the workers’ compensation insurance program, we bear risk up to $400,000 per incident, after which stop-loss coverage is maintained.  We purchase stop-loss insurance for the employee health plan that places a specific limit, generally $100,000, on our exposure for any individual covered life.

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against us by various claimants.  The claims are in various stages of processing and some may ultimately be brought to trial.  We are aware of incidents that have occurred through December 31, 2010 that may result in the assertion of additional claims.  We currently carry professional and general liability insurance coverage (on a claims made basis) for this exposure with no deductible.

We also carry D&O coverage for potential claims against our directors and officers, including securities actions, with deductibles ranging from $100,000 to $250,000 per claim.

Total premiums, excluding our exposure to claims and deductibles, for all our non-health insurance programs were approximately $1,472,000 for the contract year ending March 31, 2010.  On April 1, 2010, we completed our renewal for the contract year ended March 31, 2011 with total estimated premiums of $1,710,000.

We record estimated liabilities for our insurance programs based on information provided by the third-party plan administrators, historical claims experience, the life cycle of claims, expected costs of claims incurred but not paid, and expected costs to settle unpaid claims.  We monitor our estimated insurance-related liabilities and related insurance recoveries on a monthly basis.  As facts change, it may become necessary to make adjustments that could be material to our results of operations and financial condition.

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

Employees and Labor Relations

As of December 31, 2010 we had approximately 6,400 employees.  None of our employees are represented by a labor organization.  We believe our relationship with our employees is satisfactory.

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

Risks Related to Our Industry

Complying with health care reform legislation and the implementing regulations and programmatic guidelines could have a material adverse impact on our results of operations or financial condition in ways not currently anticipated by us.

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

Additionally, very often, sweeping new legislation is followed by subsequent legislation to address previously unanticipated consequences, or to further define provisions that were too vague to implement based on the language of the original legislation.  In our view it is reasonable to expect this to occur over the next few years.  As a result of the broad scope of the Legislation, the significant changes it will effect in the healthcare industry and society generally, and the complexity of the technical issues it addresses, we are unable to predict, at this time, all the ramifications the Legislation and the implementing regulations may have on our business as a health care provider or a sponsor of an employee health insurance benefit plan.  The Legislation and implementing regulations and programmatic guidelines could have a material adverse impact on our results of operations or financial condition in ways not currently anticipated by us.

Additionally, we may be unable to take actions to mitigate any or all of the negative implications of the Legislation and implementing regulations or programmatic guidelines which may result in unfavorable earnings, losses, or impairment charges.

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

Broader policy changes are contained in the Legislation, that seek to expand access to affordable health insurance.  The legislative changes will affect provider operations in addition to payments.  For example, the Legislation includes a requirement that physicians ordering home health services document a face-to-face encounter with the patient.  The Legislation also includes a number of pilot programs, demonstration projects and studies, the results of which could lead to alternative health care delivery and payment systems.  The President is charged with appointing a 15-member Independent Medicare Advisory Board (“IMAB”) empowered to recommend changes to the President and Congress to reduce the growth of Medicare spending.  With limited exceptions, Congress is required to implement the IMAB’s proposals to achieve savings.  An exception exists if Congress adopts alternative proposals resulting in an equivalent level of savings.

The Legislation may be modified through subsequent legislative action or judicial challenge.  We can provide you with no assurance that the ultimate outcome of the Legislation, health care reform efforts and/or the Federal budget and resulting Medicare reimbursement rates will not have a material adverse effect on our liquidity, our results of operation, the realizability of the carrying amounts of our intangible assets including goodwill or our financial condition.  Further, we are unable to predict what effect, if any, such material adverse effect, if it were to occur, might have on our ability to continue to comply with the financial covenants of our revolving credit facility and our ability to continue to access debt capital through that facility.

Current economic conditions including the status of Federal and State budgets and the related implications on capital markets may have a material adverse affect on our future results of operations and financial condition, as well as our ability to access credit and capital.

As widely reported, global capital and credit markets continue to recover from extreme disruptions and turmoil in 2008 and 2009, including the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. The downturn resulted in severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability as compared to periods prior to 2008. Although there are currently signs of economic recovery, there can be no assurance that there will not be further deterioration in credit and financial markets and confidence in economic conditions or that the apparent current economic recovery can be sustained.  While the ultimate outcome of these events and/or recovery cannot be predicted, they may have a material adverse affect on the Company.  Economic conditions (and stimulus efforts by the Federal government) have caused significant Federal and state budget deficits.  Efforts to reduce spending at the Federal and/or state levels may result in reductions in reimbursement by Medicare, Medicaid and other third-party payors which may in turn result in decreased revenue growth and a decrease in our profitability. Our contractors and suppliers may also be negatively impacted by these conditions and our ability to provide patient care at a lower cost may diminish and reduce our profitability. The continuing disruption in the credit and capital markets may restrict our access to capital. As a result, our ability to incur additional indebtedness to fund operations and acquisitions may be constrained. If the economic conditions deteriorate or do not continue to improve, our results of operations or financial condition could be materially and adversely affected.

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

Each of our home care agencies must comply with the extensive conditions of participation in the Medicare program. If any of our agencies fail to meet any of the Medicare conditions of participation, that agency may receive a notice of deficiency from the applicable state surveyor. If that agency then fails to institute a plan of correction to correct the deficiency within the correction period provided by the state surveyor, that agency could be terminated from the Medicare program.  Additionally, failure to comply with the conditions of participation related to enrollment could result in a deactivation or revocation of billing privileges.  To the extent that billing privileges are revoked there is a mandated one to three-year bar to re-enrollment.  The failure to pass a site verification visit, for example, could result in a revocation of billing privileges with a mandated two-year bar to   re-enrollment.  Although the revocation would only immediately affect the particular enrollment subject to the revocation, CMS has indicated that following a revocation it will review the enrollment files for providers under common ownership or control to determine if a similar sanction is warranted for any of the other related providers.  Any termination of one or more of our home care agencies from the Medicare program for failure to satisfy the program’s conditions of participation could adversely affect our net service revenue and profitability.

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

Violation of the laws governing our operations, or changes in interpretations of those laws, could result in the imposition of fines, civil or criminal penalties, the termination of our rights to participate in federal and state-sponsored programs, the suspension or revocation of our licenses, or claims for damages. If we become subject to material fines or if other sanctions or other corrective actions are imposed on us, we might suffer a substantial reduction in profitability.

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

As previously disclosed, the Company is in the process of complying with a civil subpoena from the United States Department of Health and Human Services Office of Inspector General received in December 2009.  The subpoena seeks the production of various business records relating to the Company’s visiting nurse operations in Birmingham, Alabama, which were acquired in July 2006 and which generated approximately 2% of the Company’s consolidated revenues in 2010.  The Company has been advised that the subpoena relates to an investigation arising in the context of a False Claims Act qui tam complaint containing allegations regarding the Company’s Medicare practices.  The Company is cooperating fully with this investigation.

On April 27, 2010, The Wall Street Journal published an article exploring the relationship between the Centers for Medicare & Medicaid Services home health payment policies and the utilization rates of certain home health agencies.  Following The Wall Street Journal article, on May 12, 2010, the United States Senate Finance Committee sent a letter to each of the publicly traded home health companies mentioned in the article , including the Company, requesting information including Medicare utilization rates for therapy visits.  The Company is cooperating fully with the Senate Finance Committee regarding the requested information.

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

Four derivative complaints have been filed in Jefferson Circuit Court, Kentucky, against the members of the Company’s board of directors and its chief financial officer. All four lawsuits name the Company as a nominal defendant.  All of the complaints refer to The Wall Street Journal article and the subsequent governmental investigations and make various allegations that the individual defendants breached duties owed to the Company in connection with Medicare reimbursements for home therapy visits.  The complaints seek damages from each of the individual defendants on behalf of the Company, various corporate governance reforms, and an award of attorneys’ fees and costs.  The Defendants have not filed a responsive pleading.  The outside directors of the Company (and the Company as nominal defendant) filed a motion to stay the proceedings in light of the derivative complaint filed in the U.S. District Court for the Western District of Kentucky (discussed below).

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

A fifth derivative complaint titled Blaze B. Huston, Derivatively and on Behalf of Almost Family, Inc. v. William B. Yarmuth, et al. was filed in the U.S. District Court for the Western District of Kentucky on November 10, 2010, against the members of the Company’s board of directors and its chief financial officer.  The lawsuit names the Company as a nominal defendant.  The complaint refers to The Wall Street Journal article and the subsequent governmental investigations and makes various allegations that the defendants breached duties owed to the Company in connection with Medicare reimbursements for home therapy visits.  The complaint seeks damages from each of the individual defendants on behalf of the Company, various corporate governance reforms, and an award of attorneys’ fees and costs.  All defendants have sought dismissal of the complaint on the ground that the Plaintiff failed to make a demand on the Board of Directors before filing suit.

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

We are required to comply with federal and state laws, generally referred to as “anti-kickback laws,” that prohibit certain direct and indirect payments or fee-splitting arrangements between healthcare providers that are designed to encourage the referral of patients to a particular provider for medical services. We are also required to comply with the "Stark" law, which places restrictions on physicians who refer patients to entities in which they have a financial interest or from which they receive financial benefit.  In addition to to the federal anti-kickback and Stark laws, some of the states in which we operate have enacted laws prohibiting certain business relationships between physicians and other providers of healthcare services. We currently have contractual relationships with certain physicians who provide consulting services to our company. Many of these physicians are current or potential referral sources. Although we believe our physician consultant arrangements currently comply with state and federal anti-kickback and Stark laws, we cannot assure you that courts or regulatory agencies will not interpret these laws in ways that will implicate our physician consultant arrangements. Violations of anti-kickback and similar laws could lead to fines or sanctions, including under the False Claims Act, that may have a material adverse effect on our operations.

We may be subject to substantial malpractice or other similar claims.

The services we offer involve an inherent risk of professional liability and related substantial damage awards. On any given day, we have several hundred nurses and therapists and other direct care personnel driving to and from patients’ homes where they deliver medical and other care. Due to the nature of our business, we and the caregivers who provide services on our behalf may be the subject of medical malpractice claims. These caregivers could be considered our agents, and, as a result, we could be held liable for their medical negligence. We cannot predict the effect that any claims of this nature, regardless of their ultimate outcome, could have on our business or reputation or on our ability to attract and retain patients and employees. We maintain malpractice and various other liability insurance or re-insurance policies and are responsible for deductibles and as applicable, amounts in excess of the limits of our coverage. Although we contract with highly rated carriers, we cannot guarantee collection of amounts expected to be recovered under various insurance or reinsurance policies.

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

We rely significantly on our ability to attract and retain caregivers who possess the skills, experience, and licenses necessary to meet the requirements of our patients.  We compete for personnel with other providers of health care services.  Our ability to attract and retain caregivers depends on several factors, including our ability to provide these caregivers with attractive assignments and competitive benefits and salaries.  We cannot assure you that we will succeed in any of these areas.  In addition, there are occasional shortages of qualified healthcare personnel in some of the markets in which we operate.  As a result, we may face higher costs of attracting caregivers and providing them with attractive benefit packages than we originally anticipated and, if that occurs, our profitability could decline.  Finally, although this is currently not a significant factor in our existing markets, if we expand our operations into geographic areas where healthcare providers have historically unionized, we cannot assure you that the negotiation of collective bargaining agreements will not have a negative effect on our ability to timely and successfully recruit qualified personnel.  Generally, if we are unable to attract and retain caregivers, the quality of our services may decline, and we could lose patients and referral sources.

Risks Related to Our Business

We depend on government sponsored reimbursement programs with Medicare accounting for the largest portion of our revenues.

For the years ended December 31, 2010, 2009 and 2008, we received 80%, 77% and 74%, respectively, of our revenue from Medicare.  Further, the acquisitions completed by us in 2010, 2009 and 2008 substantially increase our dependence on Medicare reimbursement.  Reductions in Medicare reimbursement could have an adverse impact on our profitability. Such reductions in payments to us could be caused by:
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

Approximately 15%, 17% and 18% of our 2010, 2009 and 2008 revenues, respectively, were derived from state Medicaid and other government programs, many of which currently face significant budget issues. Specifically, for the year ended December 31, 2010, approximately 6.0%, 4.1% and 3.1% of our revenues were generated from Medicaid reimbursement programs in the states of Connecticut, Ohio and Kentucky, respectively. Such amounts for the year ended December 31, 2009 were approximately 7.5%, 4.4% and 3.1%, respectively and 6.4%, 5.1% and 4.4%, respectively for the year ended December 31, 2008.

The financial condition of the Medicaid programs in each of the states in which we operate is cyclical and many may be expected from time to time to take actions or evaluate taking actions to control the rate of growth of Medicaid expenditures. Among these actions are the following:
•           redefining eligibility standards for Medicaid coverage,
•           redefining coverage criteria for home and community based care services,
•           slowing payments to providers by increasing the minimum time in which payments are made,
•           limiting reimbursement rate increases,
•           increased utilization of self-directed care alternatives,
•           shifting beneficiaries from traditional coverage to Medicaid managed care providers, and
•           changing regulations under which providers must operate.

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

Historically, we have generated a substantial portion of our revenue from the Medicare fee-for-service market.  The Congress continues to allocate significant additional funds and other incentives to Medicare managed care providers in order to promote greater participation in those plans by Medicare beneficiaries. If these increased funding levels have the intended result, the size of the potential Medicare fee-for-service market could decline, thereby reducing the size of our potential patient population, which could cause our operating results to suffer.

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

With regard to development, we expect to continue to open agencies in our existing and new markets. Our new agency growth, however, will depend on several factors, including our ability:
•	obtain locations for agencies in markets where need exists;
•	identify and hire a sufficient number of sales personnel and appropriately trained home care and other health care professionals;
•	obtain adequate financing to fund growth; and
•	operate successfully under applicable government regulations.

With regard to acquisitions, we are focusing significant time and resources on the acquisition of home healthcare providers, or of certain of their assets, in targeted markets. We may be unable to identify, negotiate, and complete suitable acquisition opportunities on reasonable terms. We may incur future liabilities related to acquisitions. Should any of the following problems, or others, occur as a result of our acquisition strategy, the impact could be material:
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

The Centers for Medicare and Medicaid Services (CMS) has placed certain limitations on the sale or transfer of the Medicare Provider Agreement for any Medicare-certified home health agency that has been in existence for less than 36 months or that has undergone a change of ownership in the last 36 months.  This limitation may reduce the number of home health agencies that otherwise would have been available for acquisition and may limit our ability to successfully pursue our acquisition strategy.

We may require additional capital to pursue our acquisition strategy.

At December 31, 2010, we had cash and cash equivalents of approximately $47.9 million and additional borrowing capacity of approximately $118.0 million.  Based on our current plan of operations, including acquisitions, we cannot assure you that this amount will be sufficient to support our current growth strategies.  We cannot readily predict the timing, size, and success of our acquisition efforts and the associated capital commitments.  If we do not have sufficient cash resources, our growth could be limited unless we obtain additional equity or debt financing.

We have as recently as the third quarter of 2009 issued additional shares of our common stock pursuant to our December 2008 shelf registration statement. At some future point, we may elect to issue additional equity or debt securities in conjunction with raising capital or completing an acquisition.  We cannot assure you that such issuances will not be dilutive to existing shareholders.

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

We face additional federal requirements in the transmission and retention and protection of health information.

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) was enacted to ensure that employees can retain and at times transfer their health insurance when they change jobs and to simplify healthcare administrative processes.  The enactment of HIPAA expanded protection of the privacy and security of personal medical data and required the adoption of standards for the exchange of electronic health information.  Among the standards that the Secretary of Health and Human Services has adopted pursuant to HIPAA are standards for electronic transactions and code sets, unique identifiers for providers, employers, health plans and individuals, security and electronic signatures, privacy and enforcement.  Failure to comply with HIPAA could result in fines and penalties that could have a material adverse effect on us.

The Health Information Technology for Economic and Clinical Health Act (HITECH Act), effective February 22, 2010, sets forth health information security breach notification requirements.  A week after the effective date, covered entities and business associates were required to submit reports to the US Department of Health and Human Services (HHS) of any breaches that occurred during the last quarter of 2009.  The HITECH Act requires patient notification for all breaches, media notification of breaches of over 500 patients and at least annual reporting of all breaches to the Secretary of HHS.  The HITECH Act also includes 4 tiers of sanctions for breaches ($100 to $1.5 million).  Failure to comply with HITECH could result in fines and penalties that could have a material adverse effect on us.

We develop our clinical software system in-house. Failure of, or problems with, our system could harm our business and operating results.

We develop and utilize a proprietary clinical software system to collect assessment data, log patient visits, generate medical orders, and monitor treatments and outcomes in accordance with established medical standards.  The system integrates billing and collections functionality as well as accounting, human resource, payroll, and employee benefits programs provided by third parties.  Problems with, or the failure of, our technology and systems could negatively impact data capture, billing, collections, and management and reporting capabilities.  Any such problems or failures could adversely affect our operations and reputation, result in significant costs to us, and impair our ability to provide our services in the future.  The costs incurred in correcting any errors or problems may be substantial and could adversely affect our profitability.

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

We bear significant insurance risk under our large-deductible workers’ compensation insurance program and our self-insured employee health program.  Under our workers’ compensation insurance program, we bear risk up to $400,000 per incident, after which coverage is purchased. We purchase stop-loss insurance for our employee health plan that places a specific limit, generally $100,000, on our exposure for any individual covered life.  We also carry D&O coverage for potential claims against our directors and officers, including securities actions, with deductibles ranging from $100,000 to $250,000 per claim.  Claims made to date or in the future may exceed the limits of such insurance, if any.  Such claims, if successful and in excess of such limits, could have a material adverse effect on our ability to conduct business or on our assets.  Our insurance coverage also includes fire, property damage, and general liability with varying limits.  Although we maintain insurance consistent with industry practice, we cannot assure you that the insurance we maintain will satisfy claims made against us.  In addition, as a result of operating in the home healthcare industry, our business entails an inherent risk of claims, losses and potential lawsuits alleging employee accidents that may occur in a patient’s home.  Finally, we cannot assure you that insurance coverage will continue to be available to us at commercially reasonable rates, in adequate amounts or on satisfactory terms.  Any claims made against us, regardless of their merit or eventual outcome, could damage our reputation and business.

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

In addition, the stock market in general has experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of health care provider companies. These broad market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance. In the past, securities class-action litigation has often been brought against companies following periods of volatility in the market price of their respective securities. As previously mentioned, four putative class action lawsuits were filed in the U.S. District Court for the Western District of Kentucky against us, our officers and or certain directors. We may become involved in this type of litigation in the future. Litigation of this type is often expensive to defend and may divert our management team’s attention as well as resources from the operation of our business.

Sales of substantial amounts of our common stock, or the availability of those shares for future sale, could adversely affect our stock price and limit our ability to raise capital.

At December 31, 2010, 9,239,130 shares of our common stock were outstanding.  In 2007, we established the 2007 Stock and Incentive Compensation Plan for the benefit of employees and directors providing for the issuance of up to 500,000 shares of common stock.  Moreover, as of December 31, 2010, 577,494 shares of our common stock remained reserved for issuance pursuant to our incentive compensation plans and 300,000 shares of our common stock reserved for issuance pursuant to our employee stock purchase plan.  The market price of our common stock could decline as a result of sales of substantial amounts of our common stock to the public or the perception that substantial sales could occur.  These sales also may make it more difficult for us to sell common stock in the future to raise capital.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

NONE.

ITEM 2.   PROPERTIES

Our executive offices are located in Louisville, Kentucky in approximately 33,000 square feet of space leased from an unaffiliated party.

We have 156 real estate leases ranging from approximately 100 to 33,000 square feet of space in their respective locations.  See “Item 1. Business - Operating Segments” and Note 9 to our audited consolidated financial statements.  We believe that our facilities are adequate to meet our current needs, and that additional or substitute facilities will be available if needed.

ITEM 3.   LEGAL PROCEEDINGS

From time to time, we are subject to various legal actions arising in the ordinary course of our business, including claims for damages for personal injuries.  In our opinion the ultimate resolution of any of these pending claims and legal proceedings will not have a material effect on our financial position or results of operations.

As previously disclosed, the Company is in the process of complying with a civil subpoena from the United States Department of Health and Human Services Office of Inspector General received in December 2009.  The subpoena seeks the production of various business records relating to the Company’s visiting nurse operations in Birmingham, Alabama, which were acquired in July 2006 and which generated approximately 2% of the Company’s consolidated revenues in 2010.  The Company has been advised that the subpoena relates to an investigation arising in the context of a False Claims Act qui tam complaint containing allegations regarding the Company’s Medicare practices.  The Company is cooperating fully with this investigation.

On April 27, 2010, The Wall Street Journal published an article exploring the relationship between the Centers for Medicare & Medicaid Services home health payment policies and the utilization rates of certain home health agencies.  Following The Wall Street Journal article, on May 12, 2010, the United States Senate Finance Committee sent a letter to each of the publicly traded home health companies mentioned in the article, including the Company, requesting information including Medicare utilization rates for therapy visits.  The Company is cooperating fully with the Senate Finance Committee regarding the requested information.

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

Four derivative complaints have been filed in Jefferson Circuit Court, Kentucky, against the members of the Company’s board of directors and its chief financial officer. All four lawsuits name the Company as a nominal defendant.  All of the complaints refer to The Wall Street Journal article and the subsequent governmental investigations and make various allegations that the individual defendants breached duties owed to the Company in connection with Medicare reimbursements for home therapy visits.  The complaints seek damages from each of the individual defendants on behalf of the Company, various corporate governance reforms, and an award of attorneys’ fees and costs.  The Defendants have not filed a responsive pleading.  The outside directors of the Company (and the Company as nominal defendant) filed a motion to stay the proceedings in light of the derivative complaint filed in the U.S. District Court for the Western District of Kentucky (discussed below).

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

A fifth derivative complaint titled Blaze B. Huston, Derivatively and on Behalf of Almost Family, Inc. v. William B. Yarmuth, et al. was filed in the U.S. District Court for the Western District of Kentucky on November 10, 2010, against the members of the Company’s board of directors and its chief financial officer.  The lawsuit names the Company as a nominal defendant.  The complaint refers to The Wall Street Journal article and the subsequent governmental investigations and makes various allegations that the defendants breached duties owed to the Company in connection with Medicare reimbursements for home therapy visits.  The complaint seeks damages from each of the individual defendants on behalf of the Company, various corporate governance reforms, and an award of attorneys’ fees and costs.  All defendants have sought dismissal of the complaint on the ground that the Plaintiff failed to make a demand on the Board of Directors before filing suit.

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

Given the preliminary stage of these inquiries, subpoenas and claims, we are unable to assess the probable outcome or potential liability, if any, arising from these matters.

ITEM 4.  (Removed and Reserved)

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select market under the symbol “AFAM”  Set forth below are the high and low sale prices for the common stock for the periods indicated as reported by NASDAQ:

Closing Common Stock Prices
Quarter Ended:	High	Low
March 31, 2009	47.32	15.10
June 30, 2009	31.61	20.40
September 30, 2009	31.82	23.46
December 31, 2009	41.84	29.03

March 31, 2010	41.13	33.86
June 30, 2010	43.96	34.84
September 30, 2010	31.08	24.01
December 31, 2010	38.84	28.61

On February 25, 2011, the last reported sale price for the common stock reported by NASDAQ was $38.86 and there were approximately 357 holders of record of our common stock.  No cash dividends have been paid by us during the periods indicated above.  We do not presently intend to pay dividends on our common stock and will retain our earnings for future operations and the growth of our business.

Issuer Purchases of Equity Securities (1)
Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

October 1, 2010 - October 31, 2010	-	$-	-	-
November 1, 2010 -November 30, 2010	-	-	-	-
December 1, 2010 - December 31, 2010	1,941	$35.44	-	-
Total	1,941	$35.44	-	-

(1) All shares included herein were submitted by optionees in lieu of cash purchase price that would have otherwise been due on option exercise in transactions approved by the Company's
Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected financial information derived from the consolidated financial statements of the Company for the periods and at the dates indicated.  The information should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this and prior year Form 10-Ks.

	Year Ended December 31,
(In thousands except per share data)	2010	2009	2008	2007	2006 (1)
Results of operations data:
Net revenues	$336,924	$297,849	$211,517	$130,907	$88,706
Net income	$30,713	$24,564	$16,293	$7,603	$4,239

Per share:
Basic:
Number of shares	9,123	8,372	7,369	5,436	4,854
Net income	$3.37	$2.93	$2.21	$1.40	$0.87

Diluted:
Number of shares	9,352	8,589	7,572	5,600	5,327
Net income	$3.28	$2.86	$2.16	$1.36	$0.80

	Year Ended December 31,
Balance sheet data	2010	2009	2008	2007	2006
Working capital	$72,100	$39,568	$11,082	$5,505	$7,163
Total assets	220,127	183,389	157,097	67,360	53,395
Long term liabilities	10,311	9,140	29,902	17,552	13,520
Total liabilities	37,959	34,412	62,314	32,518	25,656
Shareholders' equity	182,168	148,977	94,783	34,842	27,740

(1) Share and per share information has been adjusted to reflect a 2-for-1 common stock split completed in January 2007.

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

Our View on Reimbursement and Diversification of Risk

Our Company is highly dependent on government reimbursement programs which pay for the majority of the services we provide to our patients.  Reimbursement under these programs, primarily Medicare and Medicaid, is subject to frequent changes as policy makers balance their own needs to meet the health care needs of constituents while also meeting their fiscal objectives.  Medicaid is consuming a greater percentage of states’ budgets which is exacerbated by the economic downturn. We believe that these financial issues are cyclical in nature rather than indicative of the long-term prospect for Medicaid funding of health care services. Additionally, we believe our services offer the lowest cost alternative to institutional care and are a part of the solution to the states' Medicaid financing problems.

We believe that an important key to our historical success and to our future success is our ability to adapt our operations to meet changes in reimbursement as they occur.  One important way in which we have achieved this adaptability in the past, and in which we plan to achieve it in the future, is to maintain some level of diversification in our business mix.

The execution of our business plan will place primary emphasis on the development of our home health operations.  As our business grows we may evaluate opportunities for the provision of other health care services in patients’ homes that would be consistent with our Senior Advocacy mission.

Our Business Plan

Our future success depends on our ability to execute our business plan.  Over the next three to five years we will try to accomplish the following:

•	Generate meaningful same store sales growth through the focused provision of high quality services and attending to the needs of our patients;

•
Expand the significance of our home health services by selectively acquiring other quality providers, through the startup of new agencies and potentially by providing new services in patients' homes consistent with our Senior Advocacy mission; and

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

Recently a number of efforts have been made by certain members of Congress to repeal or otherwise slow implementation.  Also, there have been a number of court cases filed challenging the legality of the Legislation on constitutional and other grounds.  In our view it is reasonable to expect these activities to continue to occur over the next few years.  Additionally, very often, sweeping new legislation is followed by subsequent legislation to address previously unanticipated consequences, or to further define provisions that were too vague to implement based on the language of the original legislation.

As a result of the broad scope of the Legislation, the significant changes it will effect in the healthcare industry and society generally, and the complexity of the technical issues it addresses, we are unable to predict, at this time, all the ramifications the Legislation and the implementing regulations may have on our business as a health care provider or a sponsor of an employee health insurance benefit plan.  The Legislation and implementing regulations and programmatic guidelines could have a material adverse impact on our results of operations or financial condition in ways not currently anticipated by us.

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

Broader policy changes are contained in the Health Care Reform Legislation, that seek to expand access to affordable health insurance.  The legislative changes will affect provider operations in addition to payments.  For example, the Legislation includes a requirement that physicians ordering home health services document a face-to-face encounter with the patient.  The Legislation also includes a number of pilot programs, demonstration projects and studies, the results of which could lead to alternative health care delivery and payment systems.  The President is charged with appointing a 15-member Independent Medicare Advisory Board (“IMAB”) empowered to recommend changes to the President and Congress to reduce the growth of Medicare spending.  With limited exceptions, Congress is required to implement the IMAB’s proposals to achieve savings.  An exception exists if Congress adopts alternative proposals resulting in an equivalent level of savings.

Independent of the Legislation, CMS when establishing Medicare rates for 2010 included a “market basket update” rate increase of 2.0% plus a 2.5% “outlier policy” adjustment minus a 2.75% “case mix creep” adjustment.

Independent of the Legislation, in March 2010, the Medicare Payment Advisory Commission (MedPac) issued its annual report to the Congress on Medicare Payment Policy in which it makes specific recommendations for payment policy changes for all categories of providers including home health.  Its recommendations for 2011 regarding home health include elimination of the market basket update, consideration of stronger program controls including some that may impact how rebasing is implemented, and a study to identify categories of patients who are likely to receive the greatest benefit from home health care.  Additionally, MedPac is expected to release, in March 2011, additional recommendations for changes to home health reimbursement for 2012.  We are unable to predict what those recommendations may be.  Additionally, we are unable to predict whether, or in what form, the Congress or CMS might implement MedPac’s recommendations.

It is reasonable to expect that the Legislation might have a more immediate and negative impact on those providers generating lower margins than us, with more leverage relative to earnings than us, with less capital resources than us, or with less ability to adapt their operations.  Certain aspects of the Legislation appear to align with certain recommendations of the Medicare Payment Advisory Commission (MedPac).  MedPac suggests, in connection with its recommendation for a rebasing or recalculation of home health reimbursement rates that such change may result in some agencies exiting Medicare.  Based on this and our own interpretation of the potential implications of such a rebasing we believe that the Legislation may result in a contraction of the number of home health providers.  In the event of such a contraction in the number of providers, we believe the surviving providers may benefit from a higher rate of admissions growth than would have otherwise occurred.  Those surviving providers may earn incremental margins on those higher admissions that may serve to offset a portion of the rate reduction from the Medicare program.  However, there can be no assurance that we will be successful in attracting such higher admissions.

It is also reasonable to expect that the rate cuts, if enacted as presently outlined, will present additional opportunities for us to make acquisitions of other providers at valuations and on terms that are attractive to us and enable us to spread our segment and unallocated corporate overhead expenses across a larger business base.  However there can be no assurance that we will be successful in making such acquisitions.

In November 2010, CMS released final revisions to Medicare home health reimbursement rates and regulations for 2011.  Among other changes, the rules include:
•
A “market basket update” rate increase of 2.1%, less 1.0% from the Legislation, minus the 2.5% “outlier provision”, less a 3.79% “case mix creep” adjustment (for an effective rate cut of approximately 5.2%)

•	Regulations implementing a requirement included in the Legislation for a face-to-face encounter between the patient and the physician ordering home health services
•
Regulations intended to address concerns over therapy utilization by requiring additional documentation justifying therapy visits based on specific goals, accepted standards of care, and objective and quantifiable measures of patients’ progress towards those goals

•
Revisions to its previously issued “36 Month Rule” which limits the sale or transfer of the Medicare Provider Agreement for any Medicare-certified home health agency that has been in existence for less than 36 months or that has undergone a change of ownership in the last 36 months.  This “36 Month Rule” limitation may reduce the number of home health agencies that otherwise would have been available for acquisition and may limit our ability to successfully pursue our acquisition strategy.

The final rules became effective January 1, 2011.

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

We may contemplate formulating and taking actions intended to mitigate or otherwise offset some of the negative effects of the reimbursement changes.  These actions may include any or all of the following:
•
Attempting to increase our revenues by: investing more resources in sales and marketing activities, development of diagnosis related specialty programs and increasing our educational programs regarding the value of home health to drive admission growth, establishing startup branch operations to expand our service territories, and acquisitions of underperforming providers with strong referral relationships,

•
Attempting to reduce our costs by: developing a more efficient delivery model, increasing the productivity standards for our staff, optimizing the appropriate use of different levels of professional staff, limiting or eliminating the growth in wage rates, limiting or reducing the size of our work force, closing unprofitable branch operations and accelerating our efforts to evaluate the use of various technological approaches to the delivery of patient care to improve patient outcomes and/or improve the productivity of our workforce,

•	Evaluating the potential implications of health care reform on our employee benefit plans, and possible changes we may need to make to our plans, and
•
Potentially other actions we deem appropriate including evaluation of potential additional service offerings in patients' homes consistent with our Senior Advocacy mission or changing the mix of the types of services we provide.

Although we will attempt to mitigate or otherwise offset the negative effect of health care reform on our reimbursement revenue and our employee benefit plans, our actions may not ultimately be cost effective or prove successful.

Governmental Inquiries and Shareholder Litigation

See Note 9 to the financial statements and Part I Item 3 of this Form 10-K for a discussion of certain governmental inquiries and subsequent related litigation.  The Company is unable to predict the outcome of these matters. However, the Company may incur on-going expenses, net of insurance recoveries, if any, related to responding to these inquiries and complaints.

Seasonality

Our Visiting Nurse segment operations located in Florida (which generated approximately 45% of that segment’s revenues in 2010) normally experience higher admissions during the first quarter and lower admissions during the third quarter than in the other quarters due to seasonal population fluctuations.

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

We report accounts receivable net of estimated allowances for uncollectible accounts and adjustments. Accounts receivable consist primarily of amounts due from third-party payors and patients. We evaluate the collectability of our accounts receivable based on certain factors, such as payor types, historical collection trends and aging categories. We calculate our reserve for uncollectible accounts based on the length of time that the receivables are past due.  The percentage applied to the receivable balances in the various aging categories is based on historical collection experience, business and economic conditions and reimbursement trends.

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

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against us by various claimants.  The claims are in various stages of processing and some may ultimately be brought to trial.  We are aware of incidents that have occurred through December 31, 2010 that may result in the assertion of additional claims.  We currently carry professional and general liability insurance coverage (on a claims made basis) for this exposure with no deductible.  We also carry D&O coverage (also on a claims made basis) for potential claims against our directors and officers, including securities actions, with deductibles ranging from $100,000 to $250,000 per claim.

We record estimated liabilities for our insurance programs based on information provided by the third-party plan administrators, historical claims experience, the life cycle of claims, expected costs of claims incurred but not paid, and expected costs to settle unpaid claims.  We monitor our estimated insurance-related liabilities and recoveries, if any, on a monthly basis.  As facts change, it may become necessary to make adjustments that could be material to our results of operations and financial condition.

Goodwill and Other Intangible Assets

Intangible assets are stated at fair value at the time of acquisition and goodwill represents the excess cost over the fair value of net assets acquired and liabilities assumed.  Finite lived intangible assets are amortized on a straight-line basis over the estimated useful life of the asset. Goodwill and indefinite-lived assets are not amortized.  We perform impairment tests of goodwill and indefinite lived assets as required by ASC 350, Intangibles - Goodwill and Other (formerly SFAS No. 142) on at least an annual basis. The impairment analysis requires numerous subjective assumptions and estimates to determine fair value of the respective reporting units.  We estimate the fair value of the related reporting units using a combined market approach (guideline company and similar transaction method) and income approach (discounted cash flow analysis).  These models are based on our projections of future revenues and operating costs and are reconciled to our consolidated market capitalization.  The cash flow forecasts are adjusted by an appropriate discount rate based on our weighted average cost of capital as well as the weighted average cost of capital of other market participants of 15.5% and a terminal growth rate of 3.0%.  A 200 basis point change in either assumption (either individually or in the aggregate) would not result in any impairment of our goodwill balances.  As of December 31, 2010, we completed our impairment review and determined that no impairment charge was required.  Future Medicare and Medicaid reimbursement rates, admissions, volumes, our liquidity and other factors may have a significant impact on our business and could require the recognition of impairment charges in the future.

Accounting for Income Taxes

As of December 31, 2010, we have net deferred tax liabilities of approximately $242,000.  The net deferred tax liability is composed of approximately $8,521,000 of current deferred tax assets and approximately $8,763,000 of long-term deferred tax liabilities.  We have provided a valuation allowance against certain deferred tax assets based upon our estimation of realizability of those assets through future taxable income.  This valuation allowance was based in large part on our history of generating operating income or losses in individual tax locales and expectations for the future.  Our ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, competitive pressures on revenues and margins and legislation and regulation at all levels of government.  Further, we have book goodwill of $41.3 million which is not deductible for tax purposes.  The remaining deductible goodwill provides an annual tax deduction approximating $5.0 million through 2021.  We have considered the above factors in reaching our conclusion that it is more likely than not that future taxable income will be sufficient to fully utilize the deferred tax assets (net of the valuation allowance) as of December 31, 2010.

Stock-based Compensation

We account for stock-based compensation in accordance with the fair value recognition provisions.  To estimate the fair value of options, we use the Monte Carlo option valuation model which requires the input of several subjective assumptions.  These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (expected term), the estimated volatility of our common stock price over the expected term, projected suboptimal exercise behavior, and the number of options that will ultimately not complete their vesting requirements (forfeitures), among others.  Changes in any of our assumptions could materially affect stock-based compensation expense recognized in the consolidated statements of operations.

RESULTS OF OPERATIONS

Years Ended December 31, 2010 Compared with Year Ended December 31, 2009
(In thousands)

Consolidated	2010		2009		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues:
Visiting Nurse	$294,915	87.5%	$256,060	86.0%	$38,855	15.2%
Personal Care	42,009	12.5%	41,789	14.0%	220	0.5%
	336,924	100.0%	297,849	100.0%	39,075	13.1%
Operating income before corporate expenses:
Visiting Nurse	66,333	22.5%	53,955	21.1%	12,378	22.9%
Personal Care	5,715	13.6%	5,166	12.4%	549	10.6%
	72,048	21.4%	59,121	19.8%	12,927	21.9%
Corporate expenses	20,391	6.1%	17,252	5.8%	3,139	18.2%
Operating income	51,657	15.3%	41,869	14.1%	9,788	23.4%
Interest expense, net	266	0.1%	803	0.3%	(537)	-66.9%
Income tax expense	20,678	6.1%	16,502	5.5%	4,176	25.3%
Net income	$30,713	9.1%	$24,564	8.2%	$6,149	25.0%

EBITDA (1)	$56,075	16.6%	$45,625	15.3%	$10,450	22.9%

(1)  See page 44 for discussion of EBITDA.

On a consolidated basis, our 2010 net service revenues increased 13.1% to approximately $336.9 million compared to $297.8 million in 2009.  Organic revenue growth was approximately $36.8 million or 94.1% of our total growth while acquisitions increased revenue by approximately $2.3 million.

Operating income in 2010 grew approximately 22% over 2009 primarily due to VN segment revenue growth of approximately 15%.  Operating income as a percent of revenues increased to 15.3% in 2010 versus 14.1% in 2009 based primarily on VN Medicare rate increases and organic volume growth.  Unallocated corporate expenses included $1.2 million (or 0.4% of revenue) in fees and expenses associated with the governmental inquiries discussed previously.

The $0.5 million decrease in interest expense related to lower principal amounts outstanding in 2010, compared to 2009 on funds borrowed to finance our acquisitions.  The weighted prime rate-based interest rates were 3.33% and 3.40% in 2010 and 2009, respectively.  The weighted average LIBOR-based rate was 1.93% and 2.26% in 2010 and 2009, respectively.

The effective income tax rate was 40.2% in both 2010 and 2009.  Net income for 2010 was $30.7 million or $3.28 per diluted share compared to $24.6 million or $2.86 per diluted share in 2009.

Visiting Nurse Segment-Years Ended December 31, 2010 and 2009
Approximately 92% of the VN segment revenues were generated from the Medicare program while the balance was generated from Medicaid and private insurance programs.  In addition to our focus on operating income from the Visiting Nurse segment, we also measure this segment’s performance in terms of admissions, episodes, visits, patient months of care, revenue per episode and visits per episode. (In thousands, except statistical information)

	2010		2009		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$294,915	100.0%	$256,060	100.0%	$38,855	15.2%
Cost of service revenues	126,122	42.8%	110,661	43.2%	15,461	14.0%
Gross margin	168,793	57.2%	145,399	56.8%	23,394	16.1%
General and administrative expenses:
Salaries and benefits	76,320	25.9%	66,930	26.1%	9,390	14.0%
Other	26,140	8.9%	24,514	9.6%	1,626	6.6%
Total general and administrative expenses	102,460	34.7%	91,444	35.7%	11,016	12.0%
Operating income before corporate expenses	$66,333	22.5%	$53,955	21.1%	$12,378	22.9%

Average number of locations	86		78		8	10.3%

All payors:
Patients Months	205,681		185,959		19,722	10.6%
Admissions	58,291		52,029		6,262	12.0%
Billable Visits	1,886,287		1,712,480		173,807	10.1%

Medicare Statistics:
Revenue (in thousands)	$271,248	92.0%	$230,383	90.0%	$40,865	17.7%
Billable visits	1,581,360		1,395,001		186,359	13.4%
Admissions	52,757		47,110		5,647	12.0%
Episodes	85,901		76,436		9,465	12.4%

Revenue per completed episode	$3,140		$2,974		$166	5.6%
Visits per episode	18.2		17.7		0.5	2.8%

Net service revenues in the visiting nurse segment for 2010 rose 15.2% to approximately $294.9 million.  The $38.9 million increase was primarily driven by 12% growth in Medicare admissions and episodes and a 5.6% increase in revenue per episode.  Revenue per episode increased approximately 3.0% due to acuity with the remaining 2.6% from a combination of Medicare rate changes and in the geographic mix of the patients we served.  A Medicare rate increase of approximately 1.75% on January 1, 2010 and a rural-rate add-on of 3% on April 1, 2010 (effectively 0.2% for the Company) were partially offset by the impact of the 5.2% Medicare reimbursement rate cut for 2011 which reduced revenue by $1.2 million for episodes started in the fourth quarter which did not complete until 2011.  The increase in the average number of visits per episode was caused by the increased acuity level (care needs) of our patients.

The combination of the Medicare rate increases and ability to leverage our existing infrastructure over higher volumes, enabled gross margin as a percentage of revenue to improve to 57.2% in 2010 from 56.8% in 2009, while total general and administrative expenses as a percent of revenue declined to 34.7% from 35.7%.

Personal Care Segment-Years Ended December 31, 2010 and 2009
Approximately 69% of the PC segment revenues were generated from Medicaid and other government programs while the balance is generated from insurance programs and private pay patients.  (In thousands, except statistical information)

	2010		2009		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$42,009	100.0%	$41,789	100.0%	$220	0.5%
Cost of service revenues	27,638	65.8%	28,066	67.2%	(428)	-1.5%
Gross margin	14,371	34.2%	13,723	32.8%	648	4.7%
General and administrative expenses:
Salaries and benefits	5,370	12.8%	5,305	12.7%	65	1.2%
Other	3,286	7.8%	3,252	7.8%	34	1.0%
Total general and administrative expenses	8,656	20.6%	8,557	20.5%	99	1.2%
Operating income before corporate expenses	$5,715	13.6%	$5,166	12.4%	$549	10.6%

Average number of locations	23		22		1	4.5%

Admissions	2,953		3,135		(182)	-5.8%
Patient months of care	46,562		47,154		(592)	-1.3%
Patient days of care	604,388		600,447		3,941	0.7%
Billable hours	2,312,444		2,339,080		(26,636)	-1.1%
Revenue per billable hour	$18.17		$17.87		$0.30	1.7%

Net service revenues in the personal care segment were flat for 2010 at $42.0 compared to 2009 at $41.8 million.  Our net effective rate per hour increased approximately 1.7% due to changes in state, payor and service mix approximately offsetting a 1.1% decrease in billable hours.  Gross margin as a percentage of revenue improved to 34.2% in 2010 from 32.8% in 2009 due to improved control over direct care staff pay rates and overtime and due to mix changes.  General and administrative expense as a percent of revenues was 20.6%, which was consistent with the prior year.

As a result, operating income before corporate expenses in the PC segment increased 10.6% to $5.7 million in 2010 from $5.2 million in 2009 and operating income as a percent of revenue increased to 13.6% in 2010 from 12.4% in 2009.

Years Ended December 31, 2009 Compared with Year Ended December 31, 2008
(in thousands)

Consolidated	2009		2008		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues:
Visiting Nurse	$256,060	86.0%	$172,977	81.8%	$83,083	48.0%
Personal Care	41,789	14.0%	38,540	18.2%	3,249	8.4%
	297,849	100.0%	211,517	100.0%	86,332	40.8%
Operating income before corporate expenses:
Visiting Nurse	53,955	21.1%	37,030	21.4%	16,925	45.7%
Personal Care	5,166	12.4%	3,770	9.8%	1,396	37.0%
	59,121	19.8%	40,800	19.3%	18,321	44.9%
Corporate expenses	17,252	5.8%	12,775	6.0%	4,477	35.0%
Operating income	41,869	14.1%	28,025	13.2%	13,844	49.4%
Interest expense, net	803	0.3%	1,147	0.5%	(344)	-30.0%
Income tax expense	16,502	5.5%	10,585	5.0%	5,917	55.9%
Net income	$24,564	8.2%	$16,293	7.7%	$8,271	50.8%

EBITDA (1)	$45,625	15.3%	$30,043	14.2%	$15,582	51.9%

(1)  See page 44 for discussion of EBITDA.

On a consolidated basis, our 2009 net service revenues increased 40.8% to approximately $298 million compared to $212 million in 2008.  Organic revenue growth was approximately $42 million or 48.9% of our total growth, while acquisitions provided the balance of the increase of approximately $44 million.

Operating income as a percent of revenues increased to 14.1% in 2009 versus 13.2% in 2008 based primarily on our ability to leverage our existing infrastructure over a larger revenue base.  Net income for 2009 was $24.6 million or $2.86 per diluted share compared to $16.3 million or $2.16 per diluted share in 2008.

Interest expense was incurred on funds borrowed to finance our acquisitions.  The weighted prime rate based interest rates were 3.40% and 4.86% in 2009 and 2008, respectively.  The weighted average LIBOR-based rate was 2.26% in 2009.

The effective income tax rate from was approximately 40.2% in 2009 and 39.4% in 2008 primarily due to changes in the level of non-deductible expenses and changes in the mix of taxable income by states between periods.

Visiting Nurse Segment-Years Ended December 31, 2009 and 2008
Approximately 90% of the VN segment revenues were generated from the Medicare program while the balance was generated from Medicaid and private insurance programs.

	2009		2008		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$256,060	100.0%	$172,977	100.0%	$83,083	48.0%
Cost of service revenues	110,661	43.2%	71,900	41.6%	38,761	53.9%
Gross margin	145,399	56.8%	101,077	58.4%	44,322	43.8%
General and administrative expenses:
Salaries and benefits	66,930	26.1%	45,290	26.2%	21,640	47.8%
Other	24,514	9.6%	18,757	10.8%	5,757	30.7%
Total general and administrative expenses	91,444	35.7%	64,047	37.0%	27,397	42.8%
Operating income before corporate expenses	$53,955	21.1%	$37,030	21.4%	$16,925	45.7%

Average number of locations	78		62		16	25.8%

All payors:
Patients Months	185,959		131,027		54,932	41.9%
Admissions	52,029		39,691		12,338	31.1%
Billable Visits	1,712,480		1,088,339		624,141	57.3%

Medicare Statistics:
Revenue (in thousands)	$230,383	90.0%	$156,892	90.7%	$73,491	46.8%
Billable visits	1,395,001		952,191		442,810	46.5%
Admissions	47,110		36,200		10,910	30.1%
Episodes	76,436		53,692		22,744	42.4%

Revenue per completed episode	$2,974		$2,855		$119	4.2%
Visits per episode	17.7		17.3		0.4	2.3%

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

Gross margin decreased to 56.8% in 2009 from 58.4% in 2008 due to the effect of flat Medicare reimbursement rates and continuing increases in direct care wages and mileage reimbursement.  Total general and administrative expenses as a percent of revenue declined to 35.7% from 37.0% as additional volumes and branches spread general and administrative expenses over a larger revenue base.

Operating income before corporate expense in the VN segment for 2009 increased 45.7% to approximately $54 million from approximately $37 million in 2008.

Personal Care Segment-Years Ended December 31, 2009 and 2008
Approximately 67% of the PC segment revenues were generated from Medicaid and other government programs while the balance is generated from insurance programs and private pay patients.

	2009		2008		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$41,789	100.0%	$38,540	100.0%	$3,249	8.4%
Cost of service revenues	28,066	67.2%	26,347	68.4%	1,719	6.5%
Gross margin	13,723	32.8%	12,193	31.6%	1,530	12.5%
General and administrative expenses:
Salaries and benefits	5,305	12.7%	5,229	13.6%	76	1.5%
Other	3,252	7.8%	3,194	8.3%	58	1.8%
Total general and administrative expenses	8,557	20.5%	8,423	21.9%	134	1.6%
Operating income before corporate expenses	$5,166	12.4%	$3,770	9.8%	$1,396	37.0%

Average number of locations	22		22		-	0.0%

Admissions	3,135		3,457		(322)	-9.3%
Patient months of care	47,154		43,378		3,776	8.7%
Patient days of care	600,447		550,208		50,239	9.1%
Billable hours	2,339,080		2,074,229		264,851	12.8%
Revenue per billable hour	$17.87		$18.58		$(0.71)	-3.8%

Net service revenues in the personal care segment for 2009 increased 8.4% to approximately $42 million from approximately $39 million in 2008 based on increased volume offset by lower pricing and slightly lower direct costs per unit of service.  Gross margin as a percentage of revenue improved 1.2% to 32.8% in 2009 from 31.6% in 2008 due to improved control over direct care staff pay rates and overtime.  General and administrative expense as a percent of revenues decreased primarily due to expenses being spread over a larger revenue base.  Operating income before corporate expense in the PC segment was $5.2 million in 2009 and $3.8 million in 2008.

Liquidity and Capital Resources

We believe that a certain amount of debt has an appropriate place in our overall capital structure and it is not our strategy to eliminate all debt financing.  We believe that our cash flow from operations, cash on hand, and borrowing capacity on our bank credit facility, described below, will be sufficient to cover operating needs, future capital expenditure requirements and scheduled debt payments of miscellaneous small borrowing arrangements and capitalized leases.  In addition, it is likely that we will pursue growth from acquisitions, partnerships and other ventures that would be funded from excess cash from operations, cash on hand, credit available under the bank credit agreement and other financing arrangements that are normally available in the marketplace.

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

On August 5, 2009, the Company entered into a Distribution Agreement with J.P. Morgan Securities Inc.  According to the Distribution Agreement, the Company could offer and sell from time to time up to 1.6 million shares of common stock having an aggregate offering price of up to $50 million through J.P. Morgan, as distribution agent.  Sales of stock were made by means of ordinary brokers’ transactions on the Nasdaq Global Select Market at market prices.  The Company issued 968,000 of our shares of common stock pursuant to this Distribution Agreement, which terminated June 30, 2010 with no additional shares issued.

Revolving Credit Facility

At December 31, 2010, the Company had a $125 million senior secured revolving credit facility with JP Morgan Chase Bank, NA, as Administrative Agent, Bank of America, as Syndication Agent and certain other lenders (the Facility).  The Facility consists of a $125 million credit line with a maturity date of December 2, 2015 and an “accordion” feature providing for potential future expansion of the facility to $175 million.  Borrowings (other than letters of credit) under the credit facility are at either the bank’s prime rate plus a margin (ranging from 1.25% to 2.25%, currently 1.25%) or LIBOR plus a margin (ranging from 2.25% to 3.25%, currently 2.25%).  The margin for prime rate or LIBOR borrowings is determined by the Company’s leverage.  Borrowings under the Facility are secured by a first priority perfected security interest in all tangible and intangible assets of the Company, and all existing and future direct and indirect subsidiaries of the Company, as guarantors.

The weighted average prime rate-based interest rates were 3.33% and 3.40% for the years ended December 31, 2010 and 2009, respectively.  The weighted average LIBOR rate was 1.93% for 2010.  The Company pays a quarterly commitment fee of 0.30% to 0.50% on the average daily unused facility balance based on leverage. Borrowings are subject to various covenants including a multiple of 3.0 times earnings before interest, taxes, depreciation and amortization (“EBITDA”). “EBITDA” may include “Acquired EBITDA” from pro-forma acquisitions pursuant to a calculation rider, up to 50% of “Adjusted EBITDA”, as defined. Borrowings under the Facility may be used for general corporate purposes, including acquisitions. As of December 31, 2010, the formula permitted all $125 million to be used, of which no amounts were outstanding. We had irrevocable letters of credit totaling $7.0 million outstanding in connection with our self-insurance programs, which resulted in a total of $118.0 million being available for use at December 31, 2010. As of December 31, 2010, we were in compliance with the Facility’s various financial covenants. Under the most restrictive of its covenants, we were required to maintain minimum net worth of at least $137.5 million at December 31, 2010.  At such date, our net worth was approximately $182.2 million.

We believe that this Facility will be sufficient to fund our operating needs for at least the next year.  We will continue to evaluate additional capital, including possible debt and equity investments in the Company, to support a more rapid development of the business than would be possible with internal funds.

Cash Flows
Key elements to the Consolidated Statements of Cash Flows were as follows for the years ended December 31 (in thousands):

Net Change in Cash and Cash Equivalents	2010	2009	2008
Provided by (used in):
Operating activities	$34,769	$27,100	$9,355
Investing activities	(5,407)	(8,644)	(61,273)
Financing activities	(808)	(249)	52,627
Net increase in cash and cash equivalents	$28,554	$18,207	$709

2010 Compared to 2009
Net cash provided by operating activities resulted primarily from current period income of $34.8 million, net of changes in accounts receivable, accounts payable and accrued expenses.  Days revenues in accounts receivable were 43 and 41 at December 31, 2010 and 2009, respectively.  The cash used in investing activities is primarily related to capital expenditures and additional amounts paid under earn-out agreements entered into in conjunction with our historical acquisitions. Net cash used in financing activities resulted primarily from the payments of $1.8 million on capital leases and notes payable which were offset by the impact of the tax benefit of stock option exercises.  The Company’s stock option plans permit optionees to have option shares withheld on exercises in lieu of submitting to the Company the amount necessary for income tax withholdings.  Such withholding of shares in lieu of taxes is shown in the cash flow as a repurchase of shares in the amount of $640.  The Company receives a current tax deduction for compensation expense subject to IRS limits.  Such deductions related to stock option exercises in 2010 are shown in the cash flow statement as a financing cash inflow of approximately $1.2 million.

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

Medicaid Reimbursement

We have a significant dependence on state Medicaid reimbursement programs.  For the year ended December 31, 2010, approximately 6.0, 4.1%, 3.1%, 0.7%, 0.5%, 0.4%, 0.1% and 0.1% of our revenues were generated from Medicaid reimbursement programs in the states of Connecticut, Ohio, Kentucky, Florida, Massachusetts, New Jersey, Indiana, and Pennsylvania, respectively.  The state of Ohio Medicaid Program implemented a 3% rate reduction across the board beginning January 1, 2010 which will continue in 2011. Connecticut’s program is frozen and they are not admitting any new clients in 2011.

Acquisitions

The Company completed several acquisitions over the past three fiscal years and will continue to actively seek to acquire other quality providers of home health services like our current operations.

Factors which may affect future acquisition decisions include, but are not limited to, the quality and potential profitability of the business under consideration, potential regulatory limitations and our profitability and ability to finance the transaction.

2010 Acquisition

During 2010, we acquired one Visiting Nurse branch which expanded our operations in Ohio. The acquisition was funded through operating cash flow and a promissory note.

2009 Acquisition

During 2009 we acquired 2 Visiting Nurse branch locations which expanded our operations in Florida.  We funded this acquisition by issuing a $1.2 million promissory note at 6% interest and using existing cash and our senior credit facility to make cash payment of $4.0 million.

2008 Acquisitions

During 2008 we acquired 11 Visiting Nurse branch locations.  These operations added to our market presence in Florida, Connecticut, Ohio and Kentucky and gave us market presence in New Jersey and Pennsylvania.

We funded these acquisitions by issuing $1.0 million in Almost Family restricted stock, issuing $3.1 million in promissory notes at 6% interest, and using existing cash and our senior credit facility to make cash payments of $54.3 million and provide a $4.7 million letter of credit as collateral for Patient Care, Inc.’s large-deductible workers compensation exposure.

Contractual Obligations

The following table provides information about the payment dates of our contractual obligations at December 31, 2010, excluding current liabilities except for the current portion of long-term debt and additional consideration on acquisitions (in thousands):

	2011	2012	2013	2014	2015	Total
Revolving credit facility	$-	$-	$-	$-	$-	$-
Capital lease obligations	95	-	-	-	-	95
Notes payable	1,600	1,200	125	-	-	2,925
Operating leases	4,523	3,344	1,900	857	845	11,469
Total	$6,218	$4,544	$2,025	$857	$845	$14,489

Commitments and Contingencies

Letters of Credit

We have outstanding letters of credit totaling $7.0 million at December 31, 2010, which benefit our third-party insurer/administrators for our self-insurance programs.  The amount of such insurance program letters of credit is subject to negotiation annually upon renewal and may vary in the future based upon such negotiation, our historical claims experience and expected future claims.  It is reasonable to expect that the amount of the letter of credit will increase in the future, however, we are unable to predict to what degree.

We currently have no contingent obligations related to acquisition agreements.  However, we periodically seek acquisition candidates and may reasonably be expected to enter into acquisitions in the future.

General and Professional Liability

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against us by various claimants.  The claims are in various stages of processing and some may ultimately be brought to trial.  We also know of incidents that have occurred through December 31, 2010 that may result in the assertion of additional claims.  We carry insurance coverage (on a claims made basis) for this exposure with no deductible.

Pending Litigation

From time to time, we are subject to various legal actions arising in the ordinary course of our business, including claims for damages for personal injuries.  In our opinion, the ultimate resolution of any of these pending claims and legal proceedings will not have a material effect on our financial position or results of operations.

As previously disclosed, the Company is in the process of complying with various inquiries, subpoenas and claims primarily stemming from the April 27, 2010 article in The Wall Street Journal.  Given the preliminary stage of these inquiries, subpoenas and claims, described in more detail in “Item 1A Risk Factors”, Part I Item 3, and Note 9 to the accompanying financial statements, we are unable to assess the probable outcome or potential liability, if any, arising from these matters.

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

EBITDA

Earnings before interest, income tax, depreciation and amortization (EBITDA) is not a measure of financial performance under accounting principles generally accepted in the United States of America (GAAP).  It should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating, investing or financing activities, or any other measure calculated in accordance with generally accepted accounting principles.  The items excluded from EBITDA are significant components in understanding and evaluating financial performance and liquidity.  Management routinely calculates and communicates EBITDA and believes that it is useful to investors because it is commonly used as an analytical indicator within our industry to evaluate performance, measure leverage capacity and debt service ability, and to estimate current or prospective enterprise value. EBITDA is also used in certain covenants contained in our credit agreement.

The following table sets forth a reconciliation of net income to EBITDA as of December 31 (in thousands):

	2010	2009	2008
Net income	$30,713	$24,564	$16,293
Add back:
Interest expense	266	803	1,147
Income tax expense	20,678	16,502	10,585
Depreciation and amortization	2,913	2,385	1,330
Amortization of stock-based compensation	1,505	1,371	688
Earnings before interest, income taxes, depreciation and amortization (EBITDA)	$56,075	$45,625	$30,043

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Derivative Instruments

We do not use derivative instruments.

Market Risk of Financial Instruments

Our primary market risk exposure with regard to financial instruments is to changes in interest rates.

At December 31, 2010, the Company had no outstanding amounts on its revolving credit facility and, therefore, a hypothetical 100 basis point increase in short-term interest rates would not have impacted our annual pre-tax earnings due to higher interest expense.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ALMOST FAMILY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008
Net service revenues	$336,924	$297,849	$211,517
Cost of service revenues (excluding depreciation and amortization)	153,763	138,565	98,246
Gross margin	183,161	159,284	113,271
General and administrative expenses:
Salaries and benefits	91,455	81,589	57,996
Other	40,049	35,826	27,250
Total general and administrative expenses	131,504	117,415	85,246
Operating income	51,657	41,869	28,025
Interest expense, net	(266)	(803)	(1,147)
Income before income taxes	51,391	41,066	26,878
Income tax expense	(20,678)	(16,502)	(10,585)
Net income	$30,713	$24,564	$16,293

Per share amounts-basic:
Average shares outstanding	9,123	8,372	7,369

Net income	$3.37	$2.93	$2.21

Per share amounts-diluted:
Average shares outstanding	9,352	8,589	7,572

Net income	$3.28	$2.86	$2.16

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	As of December 31,
ASSETS	2010	2009
CURRENT ASSETS:
Cash and cash equivalents	$47,943	$19,389
Accounts receivable - net	39,772	35,121
Prepaid expenses and other current assets	3,513	2,544
Deferred tax assets	8,521	7,786
TOTAL CURRENT ASSETS	99,749	64,840

PROPERTY AND EQUIPMENT - NET	4,514	4,291

GOODWILL	101,060	99,333

OTHER INTANGIBLE ASSETS	14,285	14,338

OTHER ASSETS	519	587
	$220,127	$183,389

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,424	$3,360
Accrued other liabilities	20,529	20,076
Current portion - capital leases and notes payable	1,695	1,836
TOTAL CURRENT LIABILITIES	27,648	25,272

LONG-TERM LIABILITIES:
Revolving credit facility	-	-
Notes payable	1,325	2,800
Deferred tax liabilities	8,763	5,258
Other liabilities	223	1,082
TOTAL LONG-TERM LIABILITIES	10,311	9,140
TOTAL LIABILITIES	37,959	34,412

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.05; authorized
2,000 shares; none issued or outstanding	-	-
Common stock, par value $0.10; authorized
25,000; 9,239 and 9,151
issued and outstanding	924	915
Treasury stock, at cost, 4 and zero shares	(139)	-
Additional paid-in capital	97,073	94,465
Retained earnings	84,310	53,597
TOTAL STOCKHOLDERS' EQUITY	182,168	148,977
	$220,127	$183,389

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock Shares Amount		Treasury Stock Shares Amount		Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
Balance, December 31, 2007	7,808	$781	(2,297)	$(8,879)	$30,199	$12,740	$34,842
Options exercised, net of shares surrendered or withheld	11	1	-	-	52	-	53
Restricted stock awards and stock-based compensation	34	3	-	-	685	-	688
Stock provided in acquisitions	48	5	-	-	995	-	1,000
Tax benefit from exercise of non- qualified stock options	-	-	-	-	86	-	86
Stock offering	2,512	251	-	-	41,570	-	41,821
Retirement of Treasury Stock	(2,297)	(230)	2,297	8,879	(8,649)	-	-
Net income	-	-	-	-	-	16,293	16,293
Balance, December 31, 2008	8,116	$811	-	$-	$64,938	$29,033	$94,783
Options exercised, net of shares surrendered or withheld	20	2	-	-	98	-	100
Restricted stock awards and stock-based compensation	47	5	-	-	1,366	-	1,371
Tax benefit from exercise of non- qualified stock options	-	-	-	-	203	-	203
Stock offering	968	97	-	-	27,860	-	27,957
Net income	-	-	-	-	-	24,564	24,564
Balance, December 31, 2009	9,151	$915	-	$-	$94,465	$53,597	$148,977
Options exercised, net of shares surrendered or withheld	80	8	(4)	(139)	(129)	-	(260)
Restricted stock awards and stock-based compensation	12	1	-	-	1,504	-	1,505
Tax benefit from exercise of non- qualified stock options	-	-	-	-	1,233	-	1,233
Net income	-	-	-	-	-	30,713	30,713
Balance, December 31, 2010	9,243	$924	(4)	$(139)	$97,073	$84,310	$182,168
The accompanying notes to consolidated financial statements are an integral part of these financial statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$30,713	$24,564	$16,293

Adjustments to reconcile income to net cash
provided by operating activities:
Depreciation and amortization	2,913	2,385	1,330
Provision for uncollectible accounts	3,675	3,762	2,963
Stock-based compensation	1,505	1,371	688
Deferred income taxes	2,770	695	1,364
	41,576	32,777	22,638
Change in certain net assets and liabilities, net of the effects of acquisitions:
(Increase) decrease in:
Accounts receivable	(8,239)	(3,958)	(14,282)
Prepaid expenses and other current assets	(1,184)	570	(993)
Other assets	68	(69)	(34)
Increase (decrease) in:
Accounts payable and accrued expenses	2,548	(2,220)	2,026
Net cash provided by operating activities	34,769	27,100	9,355

Cash flows from investing activities:
Capital expenditures	(2,607)	(2,134)	(1,476)
Acquisitions, net of cash acquired	(2,800)	(6,510)	(59,797)
Net cash used in investing activities	(5,407)	(8,644)	(61,273)

Cash flows from financing activities:
Net revolving credit facility (repayments) borrowings	-	(23,998)	11,611
Proceeds from stock option exercises	380	113	53
Purchase of common stock in connection with stock options	(640)	(14)	-
Tax benefit from non-qualified stock option exercises	1,233	203	86
Proceeds from stock offering, net	-	27,957	41,821
Principal payments on capital leases and notes payable	(1,781)	(4,510)	(944)
Net cash (used in) provided by financing activities	(808)	(249)	52,627

Net increase in cash and cash equivalents	28,554	18,207	709
Cash and cash equivalents at beginning of period	19,389	1,182	473
Cash and cash equivalents at end of period	$47,943	$19,389	$1,182

Supplemental disclosures of cash flow information:
Cash payment of interest, net of amounts capitalized	$266	$1,133	$871
Cash payment of taxes	$17,954	$14,175	$9,308

Summary of non-cash investing and financing activities:
Capital expenditures financed under capital leases	$-	$-	$967
Acquisitions funded by notes payable	$125	$1,200	$3,100
Acquisitions funded by stock	$-	$-	$1,000

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated all dollar and share amounts are in thousands)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation and Description Of Business

The consolidated financial statements include the accounts of Almost Family, Inc. (a Delaware corporation) and its wholly-owned subsidiaries (collectively "Almost Family" or the "Company"). The Company is a leading, regionally focused provider of home health services and has service locations in Florida, Kentucky, New Jersey, Connecticut, Ohio, Massachusetts, Missouri, Alabama, Illinois, Pennsylvania and Indiana (in order of revenue significance).

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

Uninsured deposits at December 31, 2010, and 2009 were approximately $47,500 and $18,800, respectively.  These amounts have been deposited with national financial institutions.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives (generally two to ten years for medical and office equipment and three years for internally developed software).  Leasehold improvements are depreciated over the terms of the respective leases (generally three to ten years).

Goodwill and Other Intangible Assets

The goodwill and indefinite lived intangible assets acquired are stated at fair value at the date of acquisition.  Subsequent to acquisition, the Company conducts annual reviews for impairment, or more frequently if circumstances indicate impairment may have occurred, under ASC Topic 350, Intangibles – Goodwill and Other The Company has completed its most recent annual impairment tests as of December 31, 2010 and has determined that no impairment existed.

Other intangible assets consist of licenses, certificates of need, non-compete agreements, and trade names.  Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives.   Licenses, certificates of need and trade names have indefinite lives and are not amortized. The cost of non-compete agreements are amortized over the life of the agreement, usually 3 years, beginning after earn-out period.

The following table summarizes the activity related to our goodwill and other intangible assets for 2010 and 2009

		Other Intangible Assets
	Goodwill	Certificates of Need and Licenses	Trade Name	Non-compete Agreements	Total
Balances at 12-31-08	$92,170	$7,390	$8,651	$674	$16,715
Additions	5,409	300	-	-	300
Reclassifications *	1,754	(1,099)	(1,270)	(10)	(2,379)
Amortization	-	-	-	(298)	(298)
Balances at 12-31-09	$99,333	$6,591	$7,381	$366	$14,338
Additions	1,727	250	-	-	250
Amortization	-	-	-	(303)	(303)
Balances at 12-31-10	$101,060	$6,841	$7,381	$63	$14,285
* Relates to finalization of purchase accounting for an acquisition.

Of total goodwill, $97,233 and $3,827 relates to the Visiting Nurse segment and the Personal Care segment, respectively.  Other intangible assets relate to the Visiting Nurse segment.  All additions and reclassifications in 2010 and 2009 pertain to the Visiting Nurse segment.

Capitalization Policies

Maintenance, repairs and minor replacements are charged to expense as incurred.  Major renovations and replacements are capitalized to appropriate property and equipment accounts.  Upon sale or retirement of property, the cost and related accumulated depreciation are eliminated from the accounts and the related gain or loss is recognized in income.

The Company capitalizes the cost of internally developed computer software for the Company’s own use.  Software development costs of approximately $513, $293 and $30 were capitalized in the years ended December 31, 2010 and 2009 and 2008, respectively.

Insurance Programs

The Company bears significant insurance risk under its large-deductible workers’ compensation insurance program and its self-insured employee health program.  Under the workers’ compensation insurance program, the Company bears risk up to $400 per incident, after which stop-loss coverage is maintained.  The Company purchases stop-loss insurance for the employee health plan that places a specific limit, generally $100, on its exposure for any individual covered life.

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against the Company by various claimants.  The claims are in various stages of processing and some may ultimately be brought to trial.  The Company is aware of incidents that have occurred through December 31, 2010 that may result in the assertion of additional claims.  The Company currently carries professional and general liability insurance coverage (on a claims made basis) for this exposure with no deductible.  The Company also carries D&O coverage (also on a claims made basis) for potential claims against our directors and officers, including securities actions, with deductibles ranging from $100 to $250 per claim.

The Company records estimated liabilities for its insurance programs based on information provided by the third-party plan administrators, historical claims experience, the life cycle of claims, expected costs of claims incurred but not paid, and expected costs to settle unpaid claims.  The Company monitors its estimated insurance-related liabilities and recoveries, if any, on a monthly basis.  As facts change, it may become necessary to make adjustments that could be material to the Company’s results of operations and financial condition.

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

Seasonality

Our Visiting Nurse segment operations located in Florida (which generated approximately 45% of that segment’s revenues in 2010) normally experience higher admissions during the first quarter and lower admissions during the third quarter than in the other quarters due to seasonal population fluctuations.

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

Medicare reimbursement on an episodic basis is subject to change if the actual number of therapy visits differs from the number anticipated at the start of care or if the patient is discharged but readmitted to another agency within the same 60-day episodic period.  The Company’s revenue recognition under the Medicare reimbursement program is based on certain variables including, but not limited, to: (i) changes in the base episode payments established by the Medicare Program; (ii) adjustments to the base episode payments for partial episodes and for other factors, such as case mix, geographic wages, low utilization and intervening events; and (iii) recoveries of overpayments. Adjustments to revenue result from differences between estimated and actual reimbursement amounts, an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. The Company recognizes Medicare revenue on an episode-by-episode basis during the course of each episode over its expected number of visits.

Approximately 20% of the Company’s revenues are earned on a per visit, hour or unit basis (as opposed to episodic).  For all services provided, the Company uses either payor-specific or patient-specific fee schedules for the recording of revenues at the amounts actually expected to be received.

Approximately 15% of the Company’s 2010 revenues were derived from state Medicaid and other government programs, some of which are currently facing significant budget issues.  It is possible that the actions taken by the state Medicaid programs in the future could have a significant unfavorable impact on the Company’s results of operations, financial condition and liquidity.

Revenue and Receivable Concentrations

The following table sets forth the percent of the Company’s revenues generated from Medicare, state Medicaid programs and other payors for the year ended December 31:

	2010	2009	2008
Medicare	80.5%	77.3%	74.2%
Medicaid & other government programs:
Connecticut	6.0%	7.5%	6.4%
Ohio	4.1%	4.4%	5.1%
Kentucky	3.1%	3.1%	4.4%
Florida	0.7%	0.6%	0.8%
Massachusetts	0.5%	0.7%	1.2%
Others	0.6%	0.7%	0.5%
Subtotal	15.0%	17.0%	18.4%
All other payors	4.5%	5.7%	7.4%
Total	100.0%	100.0%	100.0%

Concentrations in the Company’s accounts receivable were as follows as of December 31:

	2010		2009
	Amount	Percent	Amount	Percent
Medicare	$33,480	65.2%	$28,306	64.4%
Medicaid & other government programs:
Connecticut	5,327	10.4%	5,431	12.3%
Kentucky	4,503	8.8%	1,799	4.1%
Ohio	1,853	3.6%	1,493	3.4%
Others	1,383	2.7%	2,429	5.5%
Subtotal	13,066	25.4%	11,152	25.4%
All other payors	4,824	9.4%	4,521	10.3%
Subtotal	51,370	100.0%	43,979	100.0%
Third party payable	(4,073)		(2,324)
Allowance for uncollectible accounts	(7,525)		(6,534)
Total	$39,772		$35,121

At December 31, 2010 and 2009, the Company had approximately $4,073 and $2,324 of payables outstanding primarily related to filed or estimated cost reports with the Kentucky Medicaid programs.

The ability of payors to meet their obligations depends upon their financial stability, future legislation and regulatory actions.  The Company does not believe there are any significant credit risks associated with receivables from Federal and state third-party reimbursement programs. The allowance for uncollectible accounts principally consists of management's estimate of amounts that may prove uncollectible for coverage, eligibility and technical reasons.

Payor Mix Concentrations and Related Aging of Accounts Receivable

The approximate breakdown by payor classification as a percent of total accounts receivable at December 31, 2010 and 2009 is set forth in the following tables:

	2010
Payor	0-90	91-180	181-365	>1 yr.	Total
Medicare	46%	12%	3%	4%	65%
Medicaid & Government	13%	4%	6%	3%	26%
Self Pay	1%	0%	0%	1%	2%
Insurance	4%	1%	1%	1%	7%
Total	64%	17%	10%	9%	100%

	2009
Payor	0-90	91-180	181-365	>1 yr.	Total
Medicare	50%	8%	3%	3%	64%
Medicaid & Government	17%	3%	3%	3%	26%
Self Pay	1%	0%	0%	1%	2%
Insurance	3%	1%	2%	2%	8%
Total	71%	12%	8%	9%	100%

Allowance for Uncollectible Accounts by Payor Mix and Related Aging

The Company records an estimated allowance for uncollectible accounts by applying estimated bad debt percentages to its accounts receivable aging.  The percentages to be applied by payor type are based on the Company’s historical collection and loss experience.  The Company’s effective allowances for uncollectible accounts as a percent of accounts receivable were as follows at December 31, 2010 and 2009:

	2010
Payor	0-90	91-180	181-365	>1 yr.	>2 yrs.
Medicare	3%	9%	32%	100%	100%
Medicaid & Government	2%	8%	24%	83%	100%
Self Pay	1%	7%	50%	81%	100%
Insurance	3%	9%	47%	98%	100%
Total	3%	9%	30%	93%	100%

	2009
Payor	0-90	91-180	181-365	>1 yr.	>2 yrs.
Medicare	3%	10%	59%	100%	100%
Medicaid & Government	2%	6%	27%	82%	100%
Self Pay	1%	6%	25%	78%	100%
Insurance	4%	9%	51%	98%	100%
Total	2%	9%	43%	93%	100%

The Company’s allowance for uncollectible accounts at December 31, 2010, 2009 and 2008 was approximately $7,525, $6,534 and $4,418, respectively.

Net Income Per Share

Net income per share is presented as a unit of basic shares outstanding and diluted shares outstanding.  Diluted shares outstanding is computed based on the weighted average number of common shares and common equivalent shares outstanding. Common equivalent shares result from dilutive stock options and unvested restricted shares.  The following table is a reconciliation of basic to diluted shares used in the earnings per share calculation for the year ended December 31:

	2010	2009	2008
Basic weighted average outstanding shares	9,123	8,372	7,369
Dilutive effect of outstanding compensation awards	229	217	203
Diluted weighted average outstanding shares	9,352	8,589	7,572

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

Financial Statement Reclassifications

Certain prior period amounts and data have been reclassified in the financial statements and related notes in order to conform to the 2010 presentation.  Such reclassifications had no effect on previously reported net income.

Stock-Based Compensation

Stock options and restricted stock are granted under various stock compensation programs to employees and independent directors.  The Company accounts for such grants in accordance with ASC Topic 718, Compensation – Stock Compensation (formerly FASB Statement No. 123R, “Share-Based Payment”) and amortizes the fair value of awards on a straight-line basis over the requisite service periods.

Accounting for Leases

The Company accounts for operating leases using the straight-line rents method, which amortizes contracted total rents due evenly over the lease term.

Advertising Costs

The Company expenses the costs of advertising as incurred.  Advertising expense was $425, $364 and $254 for the years ended December 31, 2010, 2009, and 2008, respectively.

Discontinued Operations

The Company follows the guidance in ASC Topic 360, Property, Plant and Equipment, and when appropriate, reclassifies operating units closed, sold, or held for sale out of continuing operations and into discontinued operations for all periods presented.

Recently Issued Accounting Pronouncements

In August, 2010, the FASB issued Accounting Standards Update ("ASU") 2010-24, Health Care Entities (Topic 954): Presentation of Insurance Claims and Related Insurance Recoveries.  Under ASU 2010-25, net presentation of insurance recoveries against a related claim liability is not permitted for health care entities.  ASU 2010-24 was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  The adoption of ASU 2010-24 is not expected to be material.

NOTE 2 - ACCRUED LIABILITIES

Accrued liabilities consist of the following as of December 31:

	2010	2009
Wages and employee benefits	$10,554	$9,381
Insurance accruals	5,850	5,612
Accrued taxes	183	1,503
Accrued professional fees and other	3,942	2,730
Acquisition contingent considerations	-	850
	$20,529	$20,076

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment, including equipment under capital leases, consist of the following as of December 31:

	2010	2009
Leasehold improvements	$725	$590
Medical equipment	556	579
Computer equipment and software	10,427	8,662
Office and other equipment	2,594	2,375
	14,302	12,206
Less accumulated depreciation	(9,788)	(7,915)
	$4,514	$4,291

Depreciation and amortization expense (including amortization of assets held under capital leases) is recorded in General & Administrative - Other and was $2,396, $1,903 and $1,133 for the years ended December 31, 2010, 2009 and 2008, respectively.

NOTE 4 - REVOLVING CREDIT FACILITY

At December 31, 2010, the Company had a $125 million senior secured revolving credit facility with JP Morgan Chase Bank, NA, as Administrative Agent, Bank of America, as Syndication Agent and certain other lenders.  The facility consists of a $125 million credit line with a maturity date of December 2, 2015 and an “accordion” feature providing for potential future expansion of the facility to $175 million.  Borrowings (other than letters of credit) under the credit facility are at either the bank’s prime rate plus a margin (ranging from 1.25% to 2.25%, currently 1.25%) or LIBOR plus a margin (ranging from 2.25% to 3.25%, currently 2.25%).  The margin for prime rate or LIBOR borrowings is determined by the Company’s leverage.  Borrowings under the Facility are secured by a first priority perfected security interest in all tangible and intangible assets of the Company, and all existing and future direct and indirect subsidiaries of the Company, as guarantors.

The weighted average prime rate-based interest rates were 3.33% and 3.40% for the year ended December 31, 2010 and 2009, respectively.  The weighted average LIBOR rate was 1.93% for 2010.  The Company pays a commitment fee quarterly of 0.30% to 0.50% on the average daily unused facility balance based on leverage. Borrowings are subject to various covenants including a multiple of 3.0 times earnings before interest, taxes, depreciation and amortization (“EBITDA”). “EBITDA” may include “Acquired EBITDA” from proforma acquisitions pursuant to a calculation rider, up to 50% of “Adjusted EBITDA”, as defined. Borrowings under the facility may be used for general corporate purposes, including acquisitions. As of December 31, 2010, the formula permitted all $125 million to be used, of which no amounts were outstanding. The Company has irrevocable letters of credit totaling $7.0 million outstanding in connection with its self-insurance programs. Thus, a total of $118.0 million was available for use at December 31, 2010. The Facility is subject to various financial covenants. As of December 31, 2010, the Company was in compliance with the covenants. Under the most restrictive of its covenants, the Company was required to maintain minimum net worth of at least $137.5 million at December 31, 2010.  At such date, the Company’s net worth was approximately $182.2 million.

NOTE 5 - FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist of cash, accounts receivable, payables and debt instruments.  Due to their short-term nature, the book values of cash, accounts receivable and payables are considered representative of their respective fair values.  The fair value of the Company’s debt instruments approximates their carrying values as substantially all of such debt instruments have rates which fluctuate with changes in market rates.

As of December 31, 2010, the Company does not have any assets or liabilities carried at fair value that are measured on a recurring basis.

NOTE 6 - INCOME TAXES

The provision for income taxes consists of the following as of December 31:

	2010	2009	2008
Federal - current	$14,970	$13,208	$7,304
State and local - current	2,938	2,570	1,316
Deferred	2,770	724	1,965
	$20,678	$16,502	$10,585

A reconciliation of the statutory to the effective rate of the Company is as follows as of December 31:

	2010	2009	2008
Tax provision using statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of Federal benefit	4.3%	7.3%	4.0%
Valuation allowance	0.3%	-4.2%	0.0%
Other, net	0.6%	2.1%	0.4%
Tax provision for continuing operations	40.2%	40.2%	39.4%

The Company has provided a valuation allowance against certain net deferred tax assets based upon management’s estimation of realizability of those assets through future taxable income.  This valuation allowance was based in large part on the Company’s history of generating operating income or losses in individual tax locales and expectations for the future.  The Company’s ability to generate the expected amounts of taxable income from future operations to realize its recorded net deferred tax assets is dependent upon general economic conditions, competitive pressures on revenues and margins and legislation and regulation at all levels of government.  There can be no assurances that the Company will meet its expectations of future taxable income.  Further, the Company has book goodwill of $41.3 million which is not deductible for tax purposes.  The remaining deductible goodwill provides an annual tax deduction approximating $5.0 million through 2021.  However, management has considered the above factors in reaching its conclusion that it is more likely than not that future taxable income will be sufficient to realize the deferred tax assets (net of valuation allowance) as of December 31, 2010.

The principal tax carry-forwards and temporary differences were as follows as of December 31:

	2010	2009
Deferred tax assets
Non-deductible reserves and allowances	$6,647	$5,861
Insurance accruals	2,113	2,107
Net operating loss carryforwards	1,812	2,741
	10,572	10,709
Valuation allowance	(1,113)	(942)
Deferred tax assets	9,459	9,767

Deferred tax liabilities
Intangibles	(8,707)	(6,469)
Accelerated depreciation	(994)	(770)
Deferred tax liabilities	(9,701)	(7,239)
Net deferred tax (liabilities) assets	$(242)	$2,528

Deferred tax (liabilities) assets are reflected in the accompanying balance sheet as:
Current assets	8,521	7,786
Long-term liabilities	(8,763)	(5,258)
Net deferred tax (liabilities) assets	$(242)	$2,528

The Company has approximately $1.5 million of federal net operating losses to carry forward related to the 2008 acquisition of Patient Care, Inc. and its subsidiaries.  These net operating loss carry-forwards, if not used to offset future taxable income, will expire in 2026.

During 2010, the valuation allowance increased by $0.2 million, of which $319 was an increase due to a change in expected realizability of deferred tax assets for states operating loss carry-forwards.  The additional change was primarily generated by the utilization and expiration of state net operating loss carry-forwards upon which a valuation allowance had been previously placed on the related deferred tax assets.

State operating loss carry-forwards totaling $24.2 million at December 31, 2010 are being carried forward in jurisdictions where we are permitted to use tax losses from prior periods to reduce future taxable income.  If not used to offset future taxable income, these losses will expire between 2011 and 2030.  Due to uncertainty regarding our ability to use some of the carry-forwards, a valuation allowance has been established on $21.0 million of state net operating loss carry-forwards.  Based on our historical record of producing taxable income and expectations for the future, we have concluded that future operating income will be sufficient to give rise to taxable income sufficient to utilize the remaining state net operating loss carry-forwards.

Based on the Company’s evaluation, it has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The evaluation was performed for the tax years ended December 31, 2005, through 2010. For federal tax purposes, the Company is currently subject to examinations for tax years after 2006, while for state purposes, tax years after 2004 are subject to examination, depending on the specific state rules and regulations. The Internal Revenue Service has completed its examination of the tax year ended December 31, 2006.

The Company may from time to time be assessed interest and penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to its financial results. Assessments for interest and/or penalties are classified in the financial statements as General & Administrative - Other.

NOTE 7 - STOCKHOLDERS’ EQUITY

Employee Stock Option Plans

The Company has a 1993 Stock Option Plan for Non-employee Directors which provided for the granting of options to purchase up to 240 shares of the Company’s common stock to directors who are not employees.  Each newly elected director or any director who did not possess options to purchase 20 shares of the Company’s common stock was automatically granted options to purchase 20 shares of common stock under this plan at an exercise price based on the market price as of the date of grant.  As of December 31, 2010, all option shares available under this plan have been granted and options for 20 shares were outstanding under this plan.

The Company has a 2000 Employee Stock Option Plan which initially provided for options to purchase up to 1,000 shares of the Company’s common stock to key employees, officers and directors.  The Board of Directors determines the amount and terms of the options, which cannot exceed ten years.  As of December 31, 2010, options for 187 shares had been granted and were outstanding under this plan.  There are no shares available for future grant.

The Company has a 2007 Stock and Incentive Compensation Plan which provides for stock awards up to 500 shares of the Company’s common stock to employees, non-employee directors or independent contractors, with a maximum number of full value restricted share awards up to 200.  The Board of Directors determines the amount and terms of the options, which cannot exceed ten years.  As of December 31, 2010, options for 170 shares had been granted and were outstanding under this plan. In addition, 104 restricted shares had been awarded.  Shares available for future grant amounted to 220 shares at December 31, 2010.

Changes in option shares outstanding are summarized as follows:

	Shares	Wtd. Avg. Ex. Price
December 31, 2007	317	$11.87

Granted	90	23.43
Exercised	(11)	5.50
Forfeited	(22)	20.82
December 31, 2008	374	$14.24

Granted	85	35.14
Exercised	(20)	5.59
Forfeited	(9)	(20.05)
December 31, 2009	430	$18.87

Granted	2	31.91
Exercised	(95)	5.44
Forfeited	(25)	(26.92)
December 31, 2010	312	$22.41

The following table details exercisable options and related information for the year ended December 31:

	2010	2009	2008
Exercisable at end of year	199	210	173
Weighted average price	$19.59	$10.50	$6.39

Weighted average fair value
of options granted during the year	$11.08	$17.16	$9.89

The following table details unvested options for the year ended December 31, 2010:

	Shares	Wtd. Avg. Ex. Price
December 31, 2009	221	$26.83
Vested	89	26.02
Granted	2	31.91
Forfeited	21	27.64
December 31, 2010	113	$27.40

The fair value of each option award is estimated on the date of grant using the Monte Carlo option valuation model with suboptimal exercise behavior. The Monte Carlo model places greater emphasis on market evidence and predicts more realistic results because it considers open form information including volatility, employee exercise behaviors and turnover.

As of December 31, 2010, there was $2,433 of total unrecognized compensation cost, after estimated forfeitures, related to unvested share-based compensation granted under the plans.  That cost is expected to be recognized over a weighted-average period of 2.34 years.  The total fair value of option shares vested was $2,240 and $1,020 during the years ended December 31, 2010 and 2009, respectively.

The following table summarizes information about stock options at December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Shares	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
$2.13-3.00	20	0.05	$2.13	20	$2.13
$3.01-25.00	209	6.13	$19.03	144	$18.22
Over $25.00	83	8.24	$35.89	35	$35.22
$2.13-25.00	312	6.30	$22.41	199	$19.59

Employee Stock Purchase Plan

The company has an Employee Stock Purchase Plan (2009 ESPP) which will provide employees of the Company and its subsidiaries with an opportunity to participate in the growth of the Company and to further align the interest of the employees with the interests of the Company through the purchase of shares of the Company’s Common Stock.  Under the 2009 ESPP, 300 shares of the Company’s Common Stock have been authorized for issuance.  As of December 31, 2010 all 300 shares remain available.

Directors Deferred Compensation Plan

The Company has a Non-Employee Directors Deferred Compensation Plan (the Deferred Plan) which allows Directors to elect to receive fees for Board services in the form of shares of the Company’s common stock.  The Deferred Plan authorized 200 shares for such use.  As of December 31, 2010, 94 shares have been allocated in deferred accounts, 35 have been issued to previous Directors and 70 remain available for future allocation.  Allocated shares are to be issued to Directors when they cease to be Directors or upon a change in control.  Directors’ fees are expensed as incurred whether paid in cash or deferred into the Deferred Plan. The Deferred Plan was terminated as of February 22, 2010 with all shares distributed on February 23, 2011.

NOTE 8 - RETIREMENT PLAN

The Company administers a 401(k) defined contribution retirement plan for the benefit of the majority of its employees.  Employees may participate in the plan immediately upon employment.  The Company matches contributions in an amount equal to one-quarter of the first 5% of each participant’s contribution to the plan after completion of one year of service with the Company.  401(k) assets are held by an independent trustee, are not assets of the Company, and accordingly are not reflected in the Company’s balance sheets. The Company’s retirement plan expense was approximately $540, $422 and $162 for the years ended December 31, 2010, 2009, and 2008, respectively.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain real estate, office space, and equipment under non-cancelable operating leases expiring at various dates through 2014 and which contain various renewal and escalation clauses.  Rent expense amounted to approximately $6,981, $6,407 and $5,032 for years ended December 31, 2010, 2009 and 2008, respectively. At December 31, 2010, minimum rental payments under these leases were as follows:

2011	$4,523
2012	3,344
2013	1,900
2014	857
2015	845
Total	$11,469

Capital Leases and Term Debt

The Company has certain assets, primarily computer equipment, under capital leases.  The leases include interest of approximately 10.4% per annum. Capital leases have a term life of three (3) years. Assets held under capital lease are carried at cost of approximately $967 with accumulated depreciation of approximately $779 as of December 31, 2010.

The Company has four acquisition-related, unsecured notes payable totaling $2.9 million bearing interest at 6% per annum due at March 2011, November 2011, June 2012 and November 2013.

Future minimum lease payments and principal and interest payments on the term debt are as follows at December 31, 2010:

	Capital Leases	Acquisition Notes Payable	Total
2011	$105	$1,600	$1,705
2012	-	1,200	1,200
2013	-	125	125
2014	-	-	-
2015	-	-	-
	105	2,925	3,030
Less: amount representing interest	(10)	-	(10)
Present value of minimum lease/principal payments	95	2,925	3,020
Less: current portion	95	1,600	1,695
	$-	$1,325	$1,325

Legal Proceedings

The Company is currently, and from time to time, subject to claims and suits arising in the ordinary course of its business, including claims for damages for personal injuries.  In the opinion of management, the ultimate resolution of any of these pending claims and legal proceedings will not have a material effect on the Company's financial position or results of operations.

As previously disclosed, the Company is in the process of complying with a civil subpoena from the United States Department of Health and Human Services Office of Inspector General received in December 2009.  The subpoena seeks the production of various business records relating to the Company’s visiting nurse operations in Birmingham, Alabama, which were acquired in July 2006 and which generated approximately 2% of the Company’s consolidated revenues in 2009.  The Company has been advised that the subpoena relates to an investigation arising in the context of a False Claims Act qui tam complaint containing allegations regarding the Company’s Medicare practices.  The Company is cooperating fully with this investigation.

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

Subsequently, on June 30, 2010, the Company received a civil subpoena for documents and notice of investigation from the Securities and Exchange Commission.  The subpoena seeks documents related to the Company’s home health care services and operations, including reimbursements under the Medicare home health prospective payment system, since January 1, 2000.  The Company is cooperating fully with the SEC regarding the document requests.

Four derivative complaints have been filed in Jefferson Circuit Court, Kentucky, against the members of the Company’s board of directors and its chief financial officer. All four lawsuits name the Company as a nominal defendant.  All of the complaints refer to The Wall Street Journal article and the subsequent governmental investigations and make various allegations that the individual defendants breached duties owed to the Company in connection with Medicare reimbursements for home therapy visits.  The complaints seek damages from each of the individual defendants on behalf of the Company, various corporate governance reforms, and an award of attorneys’ fees and costs.  The Defendants have not filed a responsive pleading.  The outside directors of the Company (and the Company as nominal defendant) filed a motion to stay the proceedings in light of the derivative complaint filed in the U.S. District Court for the Western District of Kentucky (discussed below).

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

A fifth derivative complaint titled Blaze B. Huston, Derivatively and on Behalf of Almost Family, Inc. v. William B. Yarmuth, et al. was filed in the U.S. District Court for the Western District of Kentucky on November 10, 2010, against the members of the Company’s board of directors and its chief financial officer.  The lawsuit names the Company as a nominal defendant.  The complaint refers to The Wall Street Journal article and the subsequent governmental investigations and makes various allegations that the defendants breached duties owed to the Company in connection with Medicare reimbursements for home therapy visits.  The complaint seeks damages from each of the individual defendants on behalf of the Company, various corporate governance reforms, and an award of attorneys’ fees and costs.  All defendants have sought dismissal of the complaint on the ground that the Plaintiff failed to make a demand on the Board of Directors before filing suit.

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

NOTE 10 - STOCK TRANSACTIONS

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

On August 5, 2009, the Company entered into a Distribution Agreement with J.P. Morgan Securities Inc.  According to the provisions of this Agreement, the Company could offer and sell from time to time up to 1,600 shares of common stock having an aggregate offering price of up to $50 million through J.P. Morgan, as distribution agent.  Sales of stock were made by means of ordinary brokers’ transactions on the Nasdaq Global Select Market at market prices.  The Company issued 968 of our shares of common stock for proceeds of $28.0 million pursuant to this Agreement, which terminated June 30, 2010.

NOTE 11 - SEGMENT DATA

The Company has two reportable segments, Visiting Nurse (VN) and Personal Care (PC).  Reportable segments have been identified based upon how management has organized the business by services provided to customers and the criteria in ASC Topic 280, Segment Reporting. The Company does not allocate certain corporate expenses to the reportable segments.  These expenses are included in Corporate below. The Company evaluates the performance of its business segments based upon operating income. Intercompany transactions between segments are eliminated.

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

	Year Ended December 31,
	2010	2009	2008
Net revenues
Visiting Nurses	$294,915	$256,060	$172,977
Personal Care	42,009	41,789	38,540
	$336,924	$297,849	$211,517

Operating income
Visiting Nurses	$66,333	$53,755	$36,645
Personal Care	5,715	5,166	3,770
Unallocated	(20,391)	(17,252)	(12,775)
	$51,657	$41,669	$27,640

Identifiable assets
Visiting Nurses	$147,041	$142,364	$134,877
Personal Care	15,521	14,897	15,563
Unallocated	57,565	26,128	6,657
	$220,127	$183,389	$157,097

Identifiable liabilities
Visiting Nurses	$10,458	$12,048	$15,237
Personal Care	2,834	3,375	2,106
Unallocated	24,667	18,989	44,971
	$37,959	$34,412	$62,314

Capital expenditures
Visiting Nurses	$1,815	$884	$597
Personal Care	69	52	52
Unallocated	723	1,198	827
	$2,607	$2,134	$1,476

Depreciation and amortization
Visiting Nurses	$1,379	$1,076	$671
Personal Care	44	30	22
Unallocated	1,490	1,279	637
	$2,913	$2,385	$1,330

NOTE 12 - ACQUISITIONS

Each of the following acquisitions wascompleted in order to pursue the Company’s strategy of expanding its visiting nurse operations in the eastern United States by expanding its service base and enhancing its position in certain geographic areas as a leading provider of home health services.  The purchase price of each acquisition was determined based on the Company’s analysis of comparable acquisitions and expected cash flows and arms length negotiation with the sellers.  Each of the acquisitions completed was accounted for as a purchase and are included in the Company’s financial statements from the respective acquisition date.  Except for the Patient Care acquisition, all goodwill and other intangible assets generated in the transactions below is expected to be deductible for tax purposes on a straight-line basis over 15 years.  Amounts due under earn-out contingent consideration clauses from a 2007 acquisition were settled in 2010 which resulted in cash payments of $2.3 million and additions to goodwill of $1.5 million.  The remainder was accrued in 2009.

On November 2, 2010, the Company acquired for cash and a small note payable the assets of a small Medicare-certified home health agency in Ohio. On June 1, 2009, the Company acquired the assets of the Medicare-certified home health agencies affiliated with Florida-based Central Florida Health Alliance (CFHA), a two-hospital health care system with home health branches in Leesburg and The Villages for a purchase price of $5.2 million, consisting of $4.0 million in cash and a $1.2 million promissory note at 6% interest.  The cash portion of the transaction was funded from borrowings available on the Company’s existing senior credit facility.

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

The total Patient Care purchase price for the stock was $45.2 million in cash, reduced by a working capital adjustment of $4.5 million for a net purchase price of $40.8 million.  The Company also provided an insurer of Patient Care a $4.7 million letter of credit as collateral for its large-deductible workers compensation exposure.  The cash portion of the transaction paid at closing plus the letter of credit was funded from the Company’s existing cash and borrowings available on the Company’s senior credit facility.

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

NOTE 13 - QUARTERLY FINANCIAL DATA— (UNAUDITED)

Summarized quarterly financial data for the years ended December 31, 2010 and 2009 are as follows:

	Year Ended December 31, 2010				Year Ended December 31, 2009
	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31
Net service revenues	$84,643	$84,897	$85,606	$81,778	$78,021	$76,294	$74,593	$68,941
Gross margin	46,226	45,766	46,977	44,192	41,948	40,515	40,096	36,725
Net income	$6,987	$7,941	$8,342	$7,443	$6,809	$6,166	$5,994	$5,595

Average shares outstanding
Basic	9,149	9,143	9,110	9,071	9,058	8,281	8,176	8,152
Diluted	9,363	9,343	9,366	9,326	9,308	8,448	8,389	8,281

Net income per share
Basic	$0.76	$0.87	$0.92	$0.82	$0.75	$0.74	$0.73	$0.69
Diluted	$0.75	$0.85	$0.89	$0.80	$0.73	$0.73	$0.71	$0.68

NOTE 14 - SUBSEQUENT EVENTS

Management has evaluated all events and transactions that occurred after December 31, 2010.  During this period, the Company had no material subsequent events requiring recognition in the consolidated financial statements or any non-recognized subsequent events requiring disclosure.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Almost Family, Inc.

We have audited the accompanying consolidated balance sheets of Almost Family, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Almost Family, Inc. and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Almost Family, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young, LLP

Louisville, Kentucky
February 28, 2011

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded our internal control over financial reporting was effective based on the criteria described above as of December 31, 2010.

Ernst & Young LLP, an independent registered public accounting firm, has audited and reported on the consolidated financial statements of Almost Family, Inc. and on the effectiveness of our internal control over financial reporting. The reports of Ernst & Young LLP are contained in this Annual Report.

/s/ William B. Yarmuth	/s/ C. Steven Guenthner
William B. Yarmuth	C. Steven Guenthner
Chairman, President and Chief Executive Officer	Senior Vice President & Chief Financial Officer
Date: February 28, 2011	February 28, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Almost Family, Inc.

We have audited Almost Family, Inc. and subsidiaries’ internal control of financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Almost Family, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Almost Family, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Almost Family, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 of Almost Family, Inc. and subsidiaries and our report dated  February 28, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young, LLP

Louisville, Kentucky
February 28, 2011

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures – As of December 31, 2010, the Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010.

Internal Control – Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report that provides management’s assessment of our internal control over financial reporting as part of this Annual Report on Form 10-K for the year ended December 31, 2010.  Management’s report is included in Item 8 of this report under the caption entitled “Management’s Report on Internal Control Over Financial Reporting,” and is incorporated herein by reference.  Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting.  This attestation report is included in item 8 of this report under the caption entitled “Report of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting - There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2010, that have materially affected, or are reasonably likely to materially affect, Almost Family, Inc.’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

On February 18, 2011, the Board of Directors set the date for the 2011 annual meeting of stockholders of May 9, 2011. The meeting will be held at the Company’s offices at 9510 Ormsby Station Road, Suite 300, Louisville, Kentucky.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is set forth in the Registrant’s definitive proxy statement to be filed with the Commission no later than 120 days after December 31, 2010, except for the information regarding executive officers of the Company.  The information required by this Item contained in such definitive proxy statement is incorporated herein by reference.

The following table sets forth certain information with respect to the Company’s executive officers.

Name	Age	Position with the Company
William B. Yarmuth (1)	58	Chairman of the Board, President and Chief Executive Officer
C. Steven Guenthner (2)	50	Senior Vice President and Chief Financial Officer
P. Todd Lyles (3)	49	Senior Vice President – Administration
Anne T. Liechty (4)	58	Senior Vice President - Operations
Phyllis D. Montville (5)	62	Senior Vice President – Operations
Carla J. Hengst (6)	55	Vice President – PC Operations

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

Code of Ethics

The Company has adopted a Code of Ethics for Senior Financial Officers that applies to its chief executive officer, chief financial officer, chief accounting officer and any person performing similar functions.  The Company has made the Code of Ethics available on its website at www.almostfamily.com and will post any waivers to the Code of Ethics on the website.

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

Equity Compensation Plans

As of December 31, 2010, shares of common stock authorized for issuance under our equity compensation plans are summarized in the following table.  See note 7 to the consolidated financial statements for a description of the plans.  The table below is furnished pursuant to item 12.

Plan Category	Shares to be Issued Upon Exercise	Weighted Average Option Exercise Price	Shares Available for Future Grants

Plans approved by shareholders	312	$22.41	220
Plans not approved by shareholders	-	-	-
Total	312	$22.41	220

PART IV

ITEM 15.                          EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
 Page Number
(a)	The following items are filed as part of this report:

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

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3 of the Registrant’s Current Report on Form 8-K dated November 12, 2007)

4.1	Other Debt Instruments – copies of other debt instruments for which the total debt is less than 10% of assets will be furnished to the Commission upon request.

10.1+	Nonqualified Stock Option Plan, as amended (incorporated by reference to the Registrant’s Registration Statement on Form S-8 Reg. No. 33-20815).

10.2+	Supplemental Nonqualified Stock Option Plan (incorporated by reference to Exhibit 19.4 to the Registrant’s Report on Form 10-Q for the Quarter Ended November 30, 1987 Commission File No. 15342).

10.3+	Incentive Stock Option Plan, as amended (incorporated by reference to the Registrant’s Registration Statement on Form S-8 Reg. No. 33-20815).

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

10.10
Fifth Amendment to Loan Documents dated as of December 4, 2007, by and between (i) Almost Family, Inc., (ii) each of the subsidiaries of Almost Family, Inc. that is party to the Amendment, and (iii) JP Morgan Chase Bank, N.A. (successor  by merger to Bank One N.A).

10.11+	2007 Stock and Incentive Compensation Plan (incorporated by reference to Appendix A of the Definitive Proxy Statement on Schedule 14A as filed on June 25, 2007).

10.12+	2000 Stock Option Plan (incorporated by reference to the Registrant’s Registration Statement on Form S-8 Reg. No. 333-88744).

10.13+	Amended and Restated Non-Employee Directors Deferred Compensation Plan

10.14+	1993 Non-Employee Directors Stock Option Plan (incorporated by reference to the Registrant’s Registration Statement on Form S-8 Reg. No. 333-881100).

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

10.21
Credit Agreement, dated as of December 2, 2010 among Almost Family, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent and Bank of America, N.A., as Syndication Agent.  (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K dated December 2, 2010).

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

ALMOST FAMILY, INC.
February 28, 2011

By: /s/ William B. Yarmuth                                                                    February 28, 2011
  William B. Yarmuth
  Chairman, Chief Executive Officer and President

By: /s/ C. Steven Guenthner                                                                  February 28, 2011
  C. Steven Guenthner
  Senior Vice President and Chief Financial Officer
  (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature		Title	Date

By:	/s/ William B. Yarmuth	Director, Chief Executive Officer and President	February 28, 2011
	William B. Yarmuth	(principal executive officer)

By:	/s/ C. Steven Guenthner	Senior Vice President and Chief Financial Officer	February 28, 2011
	C. Steven Guenthner	(principal financial officer and principal accounting officer)

By:	/s/ Steven B. Bing	Director	February 28, 2011
Steven B. Bing

By:	/s/ Donald G. McClinton	Director	February 28, 2011
Donald G. McClinton

By:	/s/ Tyree G. Wilburn	Director	February 28, 2011
Tyree G. Wilburn

By:	/s/ Jonathan D. Goldberg	Director	February 28, 2011
Jonathan D. Goldberg

By:	/s/ W. Earl Reed, III	Director	February 28, 2011
W. Earl Reed, III

By:	/s/ Henry M. Altman, Jr.	Director	February 28, 2011
Henry M. Altman, Jr.

ALMOST FAMILY, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
SCHEDULE II
(In thousands)

	Col. A	Col. B	Col. C	Col. D	Col. E

		Additions/(Deductions)
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts	(3) Deductions	Balance at End of Period

Allowance for uncollectible accounts:
Year Ended December 31, 2010	$6,534	$3,675	$(451)	$(2,233)	$7,525

Year Ended December 31, 2009	4,418	3,762	155	(1,801)	6,534

Year Ended December 31, 2008	3,006	2,963	392	(1,943)	4,418

(1)	Charged to bad debt expense.
(2)	Acquired uncollectible accounts reserves.
(3)	Write-off of accounts.