Form 10-Q
period 2011-04-28
ALMOST FAMILY INC
filed 2011-04-28
CIK 799231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-Q
_____________

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class of Common Stock    $0.10 par value
Shares outstanding at April 27, 2011  9,345,043

 ALMOST FAMILY, INC. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

ALMOST FAMILY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2011
ASSETS	(UNAUDITED)	December 31, 2010
CURRENT ASSETS:
Cash and cash equivalents	$55,462	$47,943
Accounts receivable - net	41,106	39,772
Prepaid expenses and other current assets	6,105	3,513
Deferred tax assets	7,325	8,521
TOTAL CURRENT ASSETS	109,998	99,749

PROPERTY AND EQUIPMENT - NET	4,283	4,514
GOODWILL	101,060	101,060
OTHER INTANGIBLE ASSETS	14,258	14,285
OTHER ASSETS	533	519
	$230,132	$220,127

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,746	$5,424
Accrued other liabilities	23,612	20,529
Current portion - capital leases and notes payable	141	1,695
TOTAL CURRENT LIABILITIES	29,499	27,648

LONG-TERM LIABILITIES:
Notes payable	1,325	1,325
Deferred tax liabilities	9,160	8,763
Other liabilities	140	223
TOTAL LONG-TERM LIABILITIES	10,625	10,311
TOTAL LIABILITIES	40,124	37,959

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.05; authorized
2,000 shares; none issued or outstanding	-	-
Common stock, par value $0.10; authorized
25,000; 9,364 and 9,239
issued and outstanding	937	924
Treasury stock, at cost, 8 and 4 shares	(297)	(139)
Additional paid-in capital	99,353	97,073
Retained earnings	90,015	84,310
TOTAL STOCKHOLDERS' EQUITY	190,008	182,168
	$230,132	$220,127

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended March 31,
	2011	2010
Net service revenues	$82,594	$81,312
Cost of service revenues (excluding depreciation and amortization)	38,965	37,206
Gross margin	43,629	44,106
General and administrative expenses:
Salaries and benefits	24,339	22,274
Other	9,687	9,287
Total general and administrative expenses	34,026	31,561
Operating income	9,603	12,545
Interest expense, net	(55)	(89)
Income before income taxes	9,548	12,456
Income tax expense	(3,843)	(5,013)
Net income	$5,705	$7,443

Per share amounts-basic:
Average shares outstanding	9,205	9,071
Net income	$0.62	$0.82

Per share amounts-diluted:
Average shares outstanding	9,329	9,326
Net income	$0.61	$0.80

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$5,705	$7,443
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	745	669
Provision for uncollectible accounts	605	814
Stock-based compensation	392	430
Deferred income taxes	1,592	1,059
	9,039	10,415
Change in certain net assets and liabilities, net of the effects of acquisitions:
(Increase) decrease in:
Accounts receivable	(1,939)	(1,882)
Prepaid expenses and other current assets	248	293
Other assets	(14)	6
Increase in:
Accounts payable and accrued expenses	929	4,750
Net cash provided by operating activities	8,263	13,582

Cash flows from investing activities:
Capital expenditures	(434)	(467)
Acquisitions, net of cash acquired	-	(1)
Net cash used in investing activities	(434)	(468)

Cash flows from financing activities:
Proceeds from exercise of stock options	43	107
Purchase of common stock in connection with share awards	(391)	(31)
Tax benefit from share awards	1,592	21
Principal payments on capital leases and notes payable	(1,554)	(1,600)
Net cash used in financing activities	(310)	(1,503)

Net increase in cash and cash equivalents	7,519	11,611
Cash and cash equivalents at beginning of period	47,943	19,389
Cash and cash equivalents at end of period	$55,462	$31,000

Summary of non-cash investing and financing activities:
Settlement of Directors Deferred Compensation Plan	$501	$-

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise indicated, all dollars and share amounts are in thousands)

1.           Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements for the three months ended March 31, 2011 and 2010 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. Accordingly, the reader of this Form 10-Q is referred to Almost Family, Inc.’s (the “Company”) Form 10-K for the year ended December 31, 2010 for further information. In the opinion of management of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position at March 31, 2011 and the results of operations and cash flows for the three month periods ended March 31, 2011 and 2010.

The results of operations for the three month period ended March 31, 2011 are not necessarily indicative of the operating results for the year.

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

Recently Issued Accounting Pronouncements

In August, 2010, the FASB issued Accounting Standards Update ("ASU") 2010-24, Health Care Entities (Topic 954): Presentation of Insurance Claims and Related Insurance Recoveries.  Under ASU 2010-24, net presentation of insurance recoveries against a related claim liability is not permitted for health care entities.  ASU 2010-24 was effective for the Company January 1, 2011.  The adoption of ASU 2010-24 increased prepaid expenses and other current assets and accrued other liabilities by $2,892 and did not impact the statements of operations or cash flows.

Financial Statement Reclassifications

Certain amounts have been reclassified in the 2010 consolidated financial statements and related notes in order to conform to the 2011 presentation. Such reclassifications had no effect on previously reported net income.

Discontinued Operations

The Company follows the guidance in ASC 205-20, Discontinued Operations and when appropriate, reclassifies operating units closed, sold or held for sale out of continuing operations and into discontinued operations for all period presented.  In the quarter ended March 31, 2011, the Company reclassified operating results related to its closed Boston Personal Care business unit into discontinued operations.  This reduced revenue from continuing operations by approximately $2 and $466 and net income by ($9) and $46 in the quarters ended March 31, 2011 and 2010, respectively.  This reclassification had no effect on diluted earnings per share. Thus income from discontinued operations is not presented separately on the face of the accompanying income statements.

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

Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation. From time to time issues may arise related to: 1) medical coding 2) patient eligibility, and 3) other matters unrelated to credit risk, all of which may result in adjustments to recorded revenue amounts. Management evaluates the potential for revenue adjustments and when appropriate provides allowances for losses based upon the best available information. There is at least a reasonable possibility that recorded estimates could change by material amounts in the near term.

3.          Segment Data

The Company has two reportable segments, Visiting Nurse (VN) and Personal Care (PC) and has service locations in Florida, Kentucky, New Jersey, Connecticut, Ohio, Massachusetts, Missouri, Alabama, Illinois, Pennsylvania and Indiana.  Reportable segments have been identified based upon how management has organized the business by services provided to customers and the criteria in ASC 280, Segment Reporting.  The Company does not allocate certain expenses to the reportable segments.  These expenses are included in corporate expenses below.

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

	Three Months Ended March 31,
	2011	2010
Net service revenues:
Visiting Nurse	$72,690	$71,541
Personal Care	9,904	9,771
	$82,594	$81,312
Operating income before corporate expenses:
Visiting Nurse	$13,010	$15,883
Personal Care	1,459	1,176
	14,469	17,059
Corporate expenses	4,866	4,514
Operating income	$9,603	$12,545

Interest expense, net	55	89
Income tax expense	3,843	5,013
Net income	$5,705	$7,443

4.           Capitalized Software Development Costs

The Company capitalizes the cost of internally generated computer software developed for the Company’s own use. Software development costs of approximately $154 and $80 were capitalized in the three months ended March 31, 2011 and 2010, respectively. Capitalized software development costs are amortized over a three-year period following the initial implementation of the software.

5.           Goodwill and Other Intangible Assets

Goodwill and other intangible assets acquired are stated at fair value at date of acquisition.  Subsequent to its acquisitions, the Company conducts annual reviews for impairment, or more frequently if circumstances indicate impairment may have occurred.  Other intangible assets consist of Certificates of Need and licenses, trade names and non-compete agreements.  Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives.  Licenses, provider numbers, certificates of need and trade names have indefinite lives and are reviewed at least annually for possible impairment, or whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.  The Company completed its most recent annual impairment test as of December 31, 2010 and determined that no impairment existed.

 The following table summarizes the activity related to goodwill and other intangible assets, net for 2011:

		Other Intangible Assets
	Goodwill	Certificates of Need and licenses	Trade Names	Non-compete Agreements	Total
Balances at 12-31-10	$101,060	$6,841	$7,381	$63	$14,285
Additions	-	-	-	-	-

Amortization	-	-	-	(27)	(27)
Balances at 3-31-11	$101,060	$6,841	$7,381	$36	$14,258

Of total goodwill, $97,233 and $3,827 relates to the VN segment and the PC segment, respectively.  Amortization expense recognized on finite-lived intangible assets for the first quarter of 2011 and 2010 was $27 and $75, respectively.

6.           Revolving Credit Facility

At March 31, 2011, the Company had a $125 million senior secured revolving credit facility with JP Morgan Chase Bank, NA, as Administrative Agent, Bank of America, as Syndication Agent and certain other lenders (the “Facility”).  The Facility consists of a $125 million credit line with a maturity date of December 2, 2015 and an “accordion” feature providing for potential future expansion of the facility to $175 million.  Borrowings (other than letters of credit) under the credit facility are at either the bank’s prime rate plus a margin (ranging from 1.25% to 2.25%, currently 1.25%) or LIBOR plus a margin (ranging from 2.25% to 3.25%, currently 2.25%).  The margin for prime rate or LIBOR borrowings is determined by the Company’s leverage.  Borrowings under the Facility are secured by a first priority perfected security interest in all tangible and intangible assets of the Company, and all existing and future direct and indirect subsidiaries of the Company, as guarantors.

The weighted average prime rate-based interest rates were 4.50% and 3.25% for the three months ended March 31, 2011 and 2010, respectively.  The weighted average LIBOR rates were 2.56% and 1.83% for 2011 and 2010, respectively.  The Company pays a quarterly commitment fee of 0.30% to 0.50% on the average daily unused facility balance based on leverage. Borrowings are subject to various covenants including a multiple of 3.0 times earnings before interest, income tax, depreciation and amortization (“EBITDA”). “EBITDA” may include “Acquired EBITDA” from pro-forma acquisitions pursuant to a calculation rider, up to 50% of “Adjusted EBITDA”, as defined. Borrowings under the Facility may be used for general corporate purposes, including acquisitions. As of March 31, 2011, the formula permitted all $125 million to be used, of which no amounts were outstanding. The Company had irrevocable letters of credit totaling $7.0 million outstanding in connection with the Company’s self- insurance programs, which resulted in a total of $118.0 million being available for use at March 31, 2011. As of March 31, 2011, the Company was in compliance with the Facility’s various financial covenants. Under the most restrictive of its covenants, the Company was required to maintain minimum net worth of at least $140.3 million at March 31, 2011.  At such date, the Company’s net worth was approximately $190.0 million.

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

8.           Stock-Based Compensation

The Company issues both restricted share and option awards to employees and non-employee directors.  Restricted share awards cliff vest on the third anniversary, while option share awards vest annually in 25% increments over four years.  Stock option grant date fair values are determined at the date of grant using a Monte Carlo option valuation model with suboptimal exercise behavior.  On March 11, 2011, the Company awarded 22 restricted share and 36 option awards with a fair value of $792 and $349, respectively, pursuant to the Company’s 2007 Stock and Incentive Plan.

Changes in option awards outstanding are summarized as follows:

	Shares	Wtd Avg Ex. Price
December 31, 2010	312	$22.41

Granted	36	36.69
Exercised	(20)	2.13
Terminated	-	-
March 31, 2011	328	$25.16

9.           Earnings Per Common Share

A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted earnings per common share is as follows:

	Three Months Ended March 31,
	2011	2010
Basic weighted average outstanding shares	9,205	9,071
Add common equivalent shares representing shares issuable upon exercise of dilutive awards	124	255
Diluted weighted average number of shares	9,329	9,326

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

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against the Company by various claimants.  The claims are in various stages of processing and some may ultimately be brought to trial.  The Company is aware of incidents that have occurred through December 31, 2010 that may result in the assertion of additional claims.  The Company currently carries professional and general liability insurance coverage (on a claims made basis) for this exposure with no deductible.  The Company also carries D&O coverage (also on a claims made basis) for potential claims against the Company’s directors and officers, including securities actions, with deductibles ranging from $100 to $250 per claim.

The Company records estimated liabilities for its insurance programs based on information provided by the third-party plan administrators, historical claims experience, the life cycle of claims, expected costs of claims incurred but not paid, and expected costs to settle unpaid claims.  The Company monitors its estimated insurance-related liabilities and recoveries, if any, on a monthly basis and as required by ASU 2010-24, has recorded amounts due under insurance policies in other current assets, while recording the estimated carrier liability in other current liabilities in the March 31, 2011 Consolidated Balance Sheet.  As facts change, it may become necessary to make adjustments that could be material to the Company’s results of operations and financial condition.

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

The Company understands that the matter continues to be under review by the Senate Finance Committee staff and that the Committee likely will take some sort of official action related to its potential findings in 2011.  These actions may include the issuance of a report, the holding of hearings, or some other action.  The Company is unable to predict what actions, if any, the Senate Finance Committee may take in this matter or when such actions may be taken.

Subsequent to the Senate Finance Committee inquiry, on June 30, 2010, the Company received a civil subpoena for documents and notice of investigation from the Securities and Exchange Commission.  The subpoena seeks documents related to the Company’s home health care services and operations, including reimbursements under the Medicare home health prospective payment system, since January 1, 2000.  The Company is cooperating fully with the SEC regarding the document requests.

Four derivative complaints have been filed in Jefferson Circuit Court, Kentucky, against the members of the Company’s board of directors and its chief financial officer. All four lawsuits name the Company as a nominal defendant.  All of the complaints refer to The Wall Street Journal article and the subsequent governmental investigations and make various allegations that the individual defendants breached duties owed to the Company in connection with Medicare reimbursements for home therapy visits.  The complaints seek damages from each of the individual defendants on behalf of the Company, various corporate governance reforms, and an award of attorneys’ fees and costs.  The Defendants have not filed a responsive pleading.  The outside directors of the Company (and the Company as nominal defendant) filed a motion to stay the proceedings in light of the derivative complaint filed in the U.S. District Court for the Western District of Kentucky (discussed below).  However, dismissal of the federal court action (Huston) mentioned below mooted that motion and it was withdrawn.  Counsel for the Plaintiffs in these suits has until June 17, 2011 to file an amended consolidated complaint or designate an operative complaint.

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

A fifth derivative complaint titled Blaze B. Huston, Derivatively and on Behalf of Almost Family, Inc. v. William B. Yarmuth, et al. was filed in the U.S. District Court for the Western District of Kentucky on November 10, 2010, against the members of the Company’s board of directors and its chief financial officer.  The lawsuit names the Company as a nominal defendant.  The complaint refers to The Wall Street Journal article and the subsequent governmental investigations and makes various allegations that the defendants breached duties owed to the Company in connection with Medicare reimbursements for home therapy visits.  The complaint seeks damages from each of the individual defendants on behalf of the Company, various corporate governance reforms, and an award of attorneys’ fees and costs.  All defendants have sought dismissal of the complaint on the ground that the Plaintiff failed to make a demand on the Board of Directors before filing suit.  However, before the Court could rule on that motion to dismiss, counsel for Huston voluntarily dismissed that suit and it was “replaced” by a new suit brought by the same attorneys representing a different derivative plaintiff, Richard Carey, but making the same allegations against the same defendants as in the Huston suite.  Richard W. Carey, Derivatively and on Behalf of Almost Family, Inc. v. William B. Yarmuth, Steven B. Bing, Donald G. McClinton, Tyree G. Wilburn, Jonathan D. Goldberg, W. Earl Reed, III and Henry M. Altman, Jr., U.S. District Court for the Western District of Kentucky, 3:11-CV-163-H.  The time to respond to that complaint has not run and no response has been filed as yet.

Four putative class action lawsuits pending against Almost Family in the United States District Court for the Western District of Kentucky were consolidated into a single class action lawsuit entitled In Re Almost Family Securities Litigation.  The consolidated complaint was filed on March 4, 2011.  The complaint refers to The Wall Street Journal article and the subsequent governmental investigations and alleges that the Company, its chief executive officer and chief financial officer violated federal securities laws.  The complaint seeks damages and awards of attorneys’ fees and costs.  The Company is currently preparing a responsive pleading.

Given the preliminary stage of the Senate Finance Committee inquiry, the subpoenas and investigations, and the litigation described above, we are unable to assess the probable outcome or potential liability, if any, arising from these matters.

11.           Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes.  The Company’s effective income tax rate for the three month period ended March 31, 2011 and 2010 was 40.3%.

Certain tax authorities may periodically audit the Company.  Based on the Company’s evaluation, the Company concluded that no significant uncertain tax positions require recognition in the financial statements.  Additionally, the Company may from time to time be assessed interest and penalties by tax jurisdictions.  Any such assessments historically have been immaterial to the Company’s financial results and are classified as other general and administrative expenses in the consolidated statements of income.

12.           Subsequent Events

Management has evaluated all events and transactions that occurred after March 31, 2011.   The Company had no material subsequent events requiring recognition in the consolidated financial statements.  On April 1, 2011, the Company acquired the assets of a Medicare-certified home health agency in Cincinnati, Ohio with approximately $5 million in annual revenues for $5.3 million in total consideration consisting of cash and a note payable.

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

For a detailed discussion of these and other factors that could cause the Company’s actual results to differ materially from the results contemplated by the forward-looking statements, please refer to Item 1A. “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s annual report on Form 10-K for year ended December 31, 2010 and this Form 10-Q.  The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report.  Except as required by law, the Company assumes no responsibility for updating forward-looking statements to reflect unforeseen or other events after the date of this report. The Company has provided a detailed discussion of risk factors on Form 10-K and various filings with the Securities and Exchange Commission (“SEC”).  The reader is encouraged to review these risk factors and filings.

Critical Accounting Policies

Refer to the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K for the year ended December 31, 2010 for a detailed discussion of our critical accounting policies.

Operating Segments

We have two reportable segments, Visiting Nurse (VN) and Personal Care (PC) and have service locations in Florida, Kentucky, New Jersey, Connecticut, Ohio, Massachusetts, Missouri, Alabama, Illinois, Pennsylvania, and Indiana (in order of pro forma revenue significance).  Reportable segments have been identified based upon how management has organized the business by services provided to customers and the criteria in ASC 280, Segment Reporting.

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

Health Care Reform Legislation and Medicare Regulations

The reader is encouraged to review our detailed discussion of Health Care Reform and Medicare Regulations in the similarly titled section in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s annual report on Form 10-K for year ended December 31, 2010 on file with the SEC.  For purposes of the discussion below, the Patient Protection and Affordable Care Act (“PPACA”) and the Health Care and Education Affordability Reconciliation Act of 2010 are collectively referred to as the “Legislation”.

In November 2010, CMS released final revisions to Medicare home health reimbursement rates and regulations for 2011.  Among other changes, the rules include:
•
A “market basket update” rate increase of 2.1%, less 1.0% from the Legislation, minus the 2.5% “outlier provision”, less a 3.79% “case mix creep” adjustment (for an effective rate cut of approximately 5.2%)

•
Regulations implementing a requirement included in the Legislation for a face-to-face encounter between the patient and the physician ordering home health services (initially to be effective January 1, 2011)

•
Regulations intended to address concerns over therapy utilization by requiring additional documentation justifying therapy visits based on specific goals, accepted standards of care, and objective and quantifiable measures of patients’ progress towards those goals (effective April 1, 2011)

•
Revisions to its previously issued “36 Month Rule” which limits the sale or transfer of the Medicare Provider Agreement for any Medicare-certified home health agency that has been in existence for less than 36 months or that has undergone a change of ownership in the last 36 months.  This “36 Month Rule” limitation may reduce the number of home health agencies that otherwise would have been available for acquisition and may limit our ability to successfully pursue our acquisition strategy.

The final rules became effective January 1, 2011.  However, with regard to face-to-face encounters CMS announced that it would delay enforcement of these requirements, which we have discussed further below, until April 1, 2011.

As a condition for payment, the Affordable Care Act mandates that prior to certifying a patient’s eligibility for the home health benefit, the certifying physician must document that he or she, or an allowed NPP has had a face-to-face encounter with the patient.  Under the face-to-face encounter rules, the face-to-face encounter with the patient must occur during a timeframe starting 90 days prior to the home health start of care and ending 30 days after the start of care. Currently, CMS requires the encounter to be composed by the physician in a separate document that may not be combined with the patient’s plan of care which is also certified and signed by the ordering physician.

Under the therapy assessment and reassessment rules, a professional qualified therapist assessment must take place at least once every 30 days during a therapy patient’s course of treatment.  Further and subject to certain exceptions, those patients needing 13 or 19 therapy visits require a qualified therapist to perform the therapy services required, assess the patient, and measure and document effectiveness of the therapy both on the 13th visit and the 19th visit, for all therapy disciplines caring for the patient.

As a condition of payment, documentation regarding both these new rules must be maintained in the home health agency’s patient medical records. These and other regulations driven by implementing the provisions of the PPACA may similarly increase our costs, decrease our revenues, expose us to expanded liability or require us to revise the ways in which we conduct our business.

There has been a great deal of legislative and regulatory change enacted or proposed over the last year and not all implementing regulations have been published.  Additionally, it is reasonable to expect more changes.  Management is currently working to evaluate the implications of these changes and to develop appropriate courses of action for the Company.

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

We may contemplate formulating and taking actions intended to mitigate or otherwise offset some of the negative effects of reimbursement changes.  However, our actions may not ultimately be cost effective or prove successful.

Governmental Inquiries and Shareholder Litigation
See Note 10 to the financial statements and Part II Item 1 of this Form 10-Q for a discussion of certain governmental inquiries and subsequent related litigation.  The Company is unable to predict the outcome of these matters. However, the Company may incur on-going expenses, net of insurance recoveries, if any, related to responding to these inquiries and complaints.

Seasonality

Our VN segment operations located in Florida normally experience higher admissions during the first quarter and lower admissions during the third quarter than in the other quarters due to seasonal population fluctuations.

RESULTS OF OPERATIONS
THREE MONTHS

Consolidated

(In thousands)

	Three Months Ended March 31,
	2011		2010		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues:
Visiting Nurse	$72,690	88.0%	$71,541	88.0%	$1,149	1.6%
Personal Care	9,904	12.0%	9,771	12.0%	133	1.4%
	$82,594	100.0%	$81,312	100.0%	$1,282	1.6%
Operating income before corporate expenses:
Visiting Nurse	$13,010	17.9%	$15,883	22.2%	$(2,873)	-18.1%
Personal Care	1,459	14.7%	1,176	12.0%	283	24.1%
	14,469	17.5%	17,059	21.0%	(2,590)	-15.2%
Corporate expenses	4,866	5.9%	4,514	5.6%	352	7.8%
Operating income	9,603	11.6%	12,545	15.4%	(2,942)	-23.5%
Interest expense, net	55	0.1%	89	0.1%	(34)	-38.2%
Income tax expense	3,843	4.7%	5,013	6.2%	(1,170)	-23.3%
Net income	$5,705	6.9%	$7,443	9.2%	$(1,738)	-23.4%

EBITDA	$10,740	13.0%	$13,644	16.8%	$(2,904)	-21.3%

On a consolidated basis, net revenues increased $1.3 million or about 1.6% to $82.6 million in 2011 up from $81.3 million in 2010 on a combination of volume growth (about 7%) partially offset by a Medicare rate cut in our VN segment which reduced our revenue by about $3.9 million.

Operating income before corporate expenses declined $2.6 million largely as a result of the Medicare rate cut.  Refer to segment results for further discussion.

Corporate expenses in 2011 included approximately $0.4 million of costs, net of anticipated insurance coverage, to respond to governmental inquiries and resulting litigation and approximately $0.1 million of costs related to acquisition activities and payroll taxes associated with vesting of restricted stock awards.  Excluding these items, corporate expenses in 2011 were 5.2% of revenue compared to 5.6% of revenue in 2010.

The effective tax rate was approximately 40.3% in both periods.

Visiting Nurse Segment

	Three Months Ended March 31,
(In thousands, except for statistics)	2011		2010		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$72,690	100.0%	$71,541	100.0%	$1,149	1.6%
Cost of service revenues	32,553	44.8%	30,652	42.8%	1,901	6.2%
Gross margin	40,137	55.2%	40,889	57.2%	(752)	-1.8%
General and administrative expenses:
Salaries and benefits	20,581	28.3%	18,481	25.8%	2,100	11.4%
Other	6,546	9.0%	6,525	9.1%	21	0.3%
Total general and administrative expenses	27,127	37.3%	25,006	35.0%	2,121	8.5%
Operating income before corporate expenses	$13,010	17.9%	$15,883	22.2%	$(2,873)	-18.1%

Average number of locations	91		84		7	8.3%

All payors:
Patients Months	52,486		50,528		1,958	3.9%
Admissions	15,675		14,664		1,011	6.9%
Billable Visits	479,807		460,223		19,584	4.3%

Medicare Statisitics:
Revenue (in thousands)	$67,304	92.6%	$65,698	91.8%	$1,606	2.4%
Billable visits	407,502		381,958		25,544	6.7%
Admissions	14,352		13,268		1,084	8.2%
Recertifications	8,327		8,104		223	2.8%
Episodes Completed	21,427		20,262		1,165	5.7%

Revenue per completed episode	$2,998		$3,133		$(135)	-4.3%
Visits per episode	18.0		18.0		-	0.0%

VN segment net service revenues increased $1.1 million or about 1.6% to $72.7 million in 2011 up from $71.5 million in 2010 on a combination of volume growth (about 7%) partially offset by a Medicare rate cut which reduced our revenue by about $3.9 million.

Cost of service revenues increased about 6.2% generally in line with visit volumes which grew 6.7%.

General and administrative salaries and benefits grew by about $2.1 million primarily as a result of expansion of our sales and marketing work force and the number of branches in operation (to drive organic growth).  General and administrative other expenses did not change significantly between years.

VN segment operating income before corporate expenses declined $2.9 million primarily as a result of the $3.9 million Medicare rate cut and the impact of VN admission growth which offset approximately $1.0 million of the Medicare rate cut.  The decline in VN segment operating income before corporate expenses as a percent of revenues to 17.9% in 2011 from 22.2% in 2010 is also primarily due to the Medicare rate cut.

Personal Care Segment

	Three Months Ended March 31,
(In thousands, except for statistics)	2011		2010		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$9,904	100.0%	$9,771	100.0%	$133	1.4%
Cost of service revenues	6,336	64.0%	6,554	67.1%	(218)	-3.3%
Gross margin	3,568	36.0%	3,217	32.9%	351	10.9%
General and administrative expenses:
Salaries and benefits	1,411	14.2%	1,309	13.4%	102	7.8%
Other	698	7.0%	732	7.5%	(34)	-4.6%
Total general and administrative expenses	2,109	21.3%	2,041	20.9%	68	3.3%
Operating income before corporate expenses	$1,459	14.7%	$1,176	12.0%	$283	24.1%

Average number of locations	23		23		-	0.0%

Admissions	781		792		(11)	-1.4%
Patient months of care	10,949		11,300		(351)	-3.1%
Patient days of care	140,631		141,232		(601)	-0.4%
Billable hours	551,514		556,339		(4,825)	-0.9%
Revenue per billable hour	$17.96		$17.56		$0.39	2.2%

PC segment net service revenues increased 1.4% primarily due to a 2.2% increase in average rate per hour (which was generated from changes in discipline, payor and geographic mix rather than actual rate increases) partially offset by a small reduction in billable hours.

Cost of service revenues decreased primarily due to lower workers compensation experience in 2011 as compared to 2010.

General and administrative salaries and benefits grew by about $0.1 million primarily as a result of growth in our branch administrative work force.  General and administrative other expenses decreased due to cost containment efforts.

PC segment operating income before corporate expenses increased $0.28 million primarily as a result of the lower workers compensation experience in 2011 which also accounted for the increase in operating income as a percent of revenues between periods.

Insurance Programs

We bear significant insurance risk under its large-deductible workers’ compensation insurance program and its self-insured employee health program.  Under the workers’ compensation insurance program, we bear risk up to $400 per incident, after which stop-loss coverage is maintained.  We purchase stop-loss insurance for the employee health plan that places a specific limit, generally $100, on its exposure for any individual covered life.

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

We record estimated liabilities for our insurance programs based on information provided by the third-party plan administrators, historical claims experience, the life cycle of claims, expected costs of claims incurred but not paid, and expected costs to settle unpaid claims.  We monitor our estimated insurance-related liabilities and recoveries, if any, on a monthly basis and as required by ASU 2010-24 record amounts due under insurance policies in other current assets, while recording the estimated carrier $2.9 million liability in other current liabilities in the March 31, 2011 Consolidated Balance Sheet.  As facts change, it may become necessary to make adjustments that could be material to our results of operations and financial condition.

Revolving Credit Facility

The Company has a $125 million senior secured revolving credit facility with JP Morgan Chase Bank, NA, as Administrative Agent, Bank of America, as Syndication Agent and certain other lenders (the “Facility”).  The Facility consists of a $125 million credit line with a maturity date of December 2, 2015 and an “accordion” feature providing for potential future expansion of the facility to $175 million.  Borrowings (other than letters of credit) under the credit facility are made at either: a) the bank’s prime rate plus a margin (ranging from 1.25% to 2.25%, currently 1.25%) or b) LIBOR plus a margin (ranging from 2.25% to 3.25%, currently 2.25%).  The margin for prime rate or LIBOR borrowings is determined by the Company’s leverage.  Borrowings under the Facility are secured by a first priority perfected security interest in all tangible and intangible assets of the Company, and all existing and future direct and indirect subsidiaries of the Company, as guarantors.

The weighted average prime rate-based interest rates were 4.50% and 3.25% for the three months ended March 31, 2011 and 2010, respectively.  The weighted average LIBOR rates were 2.56% and 1.83% for 2011 and 2010, respectively.  The Company pays a quarterly commitment fee of 0.30% to 0.50% on the average daily unused facility balance based on leverage. Borrowings are subject to various covenants including a multiple of 3.0 times earnings before interest, taxes, depreciation and amortization (“EBITDA”). “EBITDA” may include “Acquired EBITDA” from pro-forma acquisitions pursuant to a calculation rider, up to 50% of “Adjusted EBITDA”, as defined. Borrowings under the Facility may be used for general corporate purposes, including acquisitions. As of March 31, 2011, the formula permitted all $125 million to be used against which we had irrevocable letters of credit totaling $7.0 million outstanding in connection with our self-insurance programs. As a result a total of $118.0 million was available for borrowing at March 31, 2011. As of March 31, 2011, we were in compliance with the Facility’s various financial covenants. Under the most restrictive of its covenants, we were required to maintain minimum net worth of at least $140.3 million at March 31, 2011.  At such date, our net worth was approximately $190.0 million.

We believe that this facility plus cash on hand will be sufficient to fund our operating needs for at least the next year.  We will continue to evaluate additional capital, including possible debt and equity investments in the Company, to support a more rapid development of the business than would be possible with internal funds.

Cash Flows

Key elements to the Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010 were:

Net Change in Cash and Cash Equivalents	2011	2010
Provided by (used in):
Operating activities	$8,263	$13,582
Investing activities	(434)	(468)
Financing activities	(310)	(1,503)
Net increase in cash and cash equivalents	$7,519	$11,611

2011
Net cash provided by operating activities resulted primarily from current period net income of $5.7 million, net of changes in accounts receivable, accounts payable and accrued expenses.  Accounts receivable days revenues outstanding increased to 45 at March 31, 2011 from 43 at December 31, 2010, primarily due to the payment of $1.9 million of previously recorded Kentucky Medicaid cost report settlements in March of 2011.  The cash used in investing activities was primarily due to capital expenditures of $0.4 million.  Net cash used in financing activities decreased over the prior year period primarily due to the tax benefit from share based awards of $1.6 million.  The Company receives a current tax deduction subject to IRS limits at exercise for option awards or when the restriction lapses for restricted awards.  The benefit was partially offset by the payment of a $1.5 million acquisition related notes payable.

2010
Net cash provided by operating activities resulted primarily from period net income of $7.5 million, net of changes in accounts receivable, accounts payable and accrued expenses.  Accounts receivable days revenues outstanding were 40 at March 31, 2010 and 41 at December 31, 2009.  The cash used in investing activities is primarily due to capital expenditures of $0.5 million.  Net cash used in financing activities was primarily due to payment of $1.6 million on an acquisition related notes payable.

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

EBITDA

Earnings before interest, taxes, depreciation and amortization (EBITDA) is not a measure of financial performance under U.S generally accepted accounting principles. It should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating, investing or financing activities, or any other measure calculated in accordance with generally accepted accounting principles. The items excluded from EBITDA are significant components in understanding and evaluating financial performance and liquidity. Management routinely calculates and communicates EBITDA and believes that it is useful to investors because it is commonly used as an analytical indicator within our industry to evaluate performance, measure leverage capacity and debt service ability, and to estimate current or prospective enterprise value. EBITDA is also used in certain covenants contained in our credit agreement.

The following table sets forth a reconciliation of Net Income to EBITDA:

	Three Months Ended March 31,
	2011	2010
Net income	$5,705	$7,443
Add back:
Interest expense	55	89
Income tax expense	3,843	5,013
Depreciation and amortization	745	669
Amortization of stock-based compensation	392	430
Earnings before interest, income taxes, depreciation and amortization (EBITDA)	$10,740	$13,644

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Instruments

The Company does not use derivative instruments.

Market Risk of Financial Instruments

Our primary market risk exposure with regard to financial instruments is to changes in interest rates on long-term obligations.

At March 31, 2011, the Company had no outstanding amounts on its revolving credit facility and, therefore, a hypothetical 100 basis point increase in short-term interest rates would have no impact on annual pre-tax earnings due to higher interest expense.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures – As of March 31, 2011, the Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011.

Changes in Internal Control Over Financial Reporting - There were no changes in the Company’s internal control over financial reporting during the first quarter of 2011, that have materially affected, or are reasonably likely to materially affect, Almost Family, Inc.’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are currently, and from time to time, subject to claims and suits arising in the ordinary course of its business, including claims for damages for personal injuries.  In the opinion of management, the ultimate resolution of any of these pending claims and legal proceedings will not have a material effect on our  financial position or results of operations.

As previously disclosed, we are in the process of complying with a civil subpoena from the United States Department of Health and Human Services Office of Inspector General received in December 2009.  The subpoena seeks the production of various business records relating to the Company’s visiting nurse operations in Birmingham, Alabama, which were acquired in July 2006 and which generated approximately 2% of the Company’s consolidated revenues in 2009.  We have been advised that the subpoena relates to an investigation arising in the context of a False Claims Act qui tam complaint containing allegations regarding the Company’s Medicare practices.  We continue to cooperate fully with this investigation.

On April 27, 2010, The Wall Street Journal published an article exploring the relationship between the Centers for Medicare & Medicaid Services home health payment policies and the utilization rates of certain home health agencies.  Following The Wall Street Journal article, on May 12, 2010, the United States Senate Finance Committee sent a letter to each of the publicly traded companies mentioned in the article requesting information including Medicare utilization rates for therapy visits.  We continue to cooperate fully with the Senate Finance Committee regarding the requested information.

The Company understands that the matter continues to be under review by the Senate Finance Committee staff and that the Committee likely will take some sort of official action related to its potential findings in 2011.  These actions may include the issuance of a report, the holding of hearings, or some other action.  The Company is unable to predict what actions, if any, the Senate Finance Committee may take in this matter or when such actions may be taken.

Subsequent to the Senate Finance Committee inquiry, on June 30, 2010, we received a civil subpoena for documents and notice of investigation from the Securities and Exchange Commission.  The subpoena seeks documents related to our home health care services and operations, including reimbursements under the Medicare home health prospective payment system, since January 1, 2000.  We continue to cooperate fully with the SEC regarding the document requests.

Four derivative complaints have been filed in Jefferson Circuit Court, Kentucky, against the members of the Company’s board of directors and its chief financial officer. All four lawsuits name us as a nominal defendant.  All of the complaints refer to The Wall Street Journal article and the subsequent governmental investigations and make various allegations that the individual defendants breached duties owed to the Company in connection with Medicare reimbursements for home therapy visits.  The complaints seek damages from each of the individual defendants on behalf of the Company, various corporate governance reforms, and an award of attorneys’ fees and costs.  The Defendants have not filed a responsive pleading.  Our outside directors (and the Company as nominal defendant) filed a motion to stay the proceedings in light of the derivative complaint filed in the U.S. District Court for the Western District of Kentucky (discussed below).  However, dismissal of the federal court action (Huston) mentioned below mooted that motion and it was withdrawn.  Counsel for the Plaintiffs in these suits has until June 17, 2011 to file an amended consolidated complaint or designate an operative complaint.

The suits are titled:  (i) Daniel Himmel, derivatively on behalf of Almost Family, Inc. v. William B. Yarmuth, et al., filed on July 14, 2010, (ii) Jared White, derivatively on behalf of Almost Family, Inc. v. William B. Yarmuth, et al., filed on July 22, 2010, (iii) Norman Cohen, derivatively on behalf of Almost Family, Inc. v.William B. Yarmuth, et al., filed on July 26, 2010, and (iv) Richard Margolis, derivatively on behalf of Almost Family, Inc. v. William B. Yarmuth, et al., filed on July 27, 2010.

A fifth derivative complaint titled Blaze B. Huston, Derivatively and on Behalf of Almost Family, Inc. v. William B. Yarmuth, et al. was filed in the U.S. District Court for the Western District of Kentucky on November 10, 2010, against the members of our board of directors and its chief financial officer.  The lawsuit names the Company as a nominal defendant.  The complaint refers to The Wall Street Journal article and the subsequent governmental investigations and makes various allegations that the defendants breached duties owed to the Company in connection with Medicare reimbursements for home therapy visits.  The complaint seeks damages from each of the individual defendants on behalf of the Company, various corporate governance reforms, and an award of attorneys’ fees and costs.  All defendants have sought dismissal of the complaint on the ground that the Plaintiff failed to make a demand on the Board of Directors before filing suit.  However, before the Court could rule on that motion to dismiss, counsel for Huston voluntarily dismissed that suit and it was “replaced” by a new suit brought by the same attorneys representing a different derivative plaintiff, Richard Carey, but making the same allegations against the same defendants as in the Huston suite.  Richard W. Carey, Derivatively and on Behalf of Almost Family, Inc. v. William B. Yarmuth, Steven B. Bing, Donald G. McClinton, Tyree G. Wilburn, Jonathan D. Goldberg, W. Earl Reed, III and Henry M. Altman, Jr., U.S. District Court for the Western District of Kentucky, 3:11-CV-163-H.  The time to respond to that complaint has not run and no response has been filed as yet.

Four putative class action lawsuits pending against Almost Family in the United States District Court for the Western District of Kentucky were consolidated into a single class action lawsuit entitled In Re Almost Family Securities Litigation.  The consolidated complaint was filed on March 4, 2011.  The complaint refers to The Wall Street Journal article and the subsequent governmental investigations and alleges that the Company, its chief executive officer and chief financial officer violated federal securities laws.  The complaint seeks damages and awards of attorneys’ fees and costs.  We are currently preparing a responsive pleading.

Given the preliminary stage of the Senate Finance Committee inquiry, the subpoenas and investigations, and the litigation described above, we are unable to assess the probable outcome or potential liability, if any, arising from these matters.

ITEM 1A. RISK FACTORS

Information regarding risk factors appears in our Form 10-K for the year ending December 31, 2010, under the heading “Special Caution Regarding Forward – Looking Statements” and in the Form 10-K Part I, Item 1A. Risk Factors.  There have been no material changes from the risk factors disclosed in our Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities (1)
Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

Month #1 -January 1, 2011 - January 31, 2011	-	$-	-	-
Month # 2 - February 1, 2011 - February 28, 2011	-	$-	-	-
Month # 3 - March 1, 2011 - March 31, 2011	4,318	36.69	-	-
Total	4,318	$36.69	-	-

(1) All shares included herein were submitted by employees in lieu of tax withholding that would have otherwise been due on vesting of restricted shares approved by the Company's
Board of Directors.

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

ALMOST FAMILY, INC.

Date April 28, 2011	By:	/s/ William B. Yarmuth
William B. Yarmuth
Chairman of the Board, President & Chief Executive Officer

By:	/s/ C. Steven Guenthner
C. Steven Guenthner
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)