Form 10-Q
period 2011-06-30
ALMOST FAMILY INC
filed 2011-08-08
CIK 799231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Class of Common Stock    $0.10 par value

Shares outstanding at August 5, 2011 9,368,148

ALMOST FAMILY, INC. AND SUBSIDIARIES

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2011
	(UNAUDITED)	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$56,178	$47,943
Accounts receivable - net	39,366	39,772
Prepaid expenses and other current assets	5,922	3,513
Deferred tax assets	6,847	8,521
TOTAL CURRENT ASSETS	108,313	99,749

PROPERTY AND EQUIPMENT - NET	4,370	4,514
GOODWILL	105,562	101,060
OTHER INTANGIBLE ASSETS	14,560	14,285
OTHER ASSETS	404	519
	$233,209	$220,127

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,412	$5,424
Accrued other liabilities	20,167	20,529
Current portion - capital leases and notes payable	1,300	1,695
TOTAL CURRENT LIABILITIES	26,879	27,648

LONG-TERM LIABILITIES:
Notes payable	1,125	1,325
Deferred tax liabilities	9,656	8,763
Other liabilities	56	223
TOTAL LONG-TERM LIABILITIES	10,837	10,311
TOTAL LIABILITIES	37,716	37,959

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.05; authorized 2,000 shares; none issued or outstanding	—	—
Common stock, par value $0.10; authorized 25,000; 9,368 and 9,239 issued and outstanding	937	924
Treasury stock, at cost, 12 and 4 shares	(419)	(139)
Additional paid-in capital	100,011	97,073
Retained earnings	94,964	84,310
TOTAL STOCKHOLDERS’ EQUITY	195,493	182,168
	$233,209	$220,127

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended June 30,
	2011	2010
Net service revenues	$81,721	$85,122
Cost of service revenues (excluding depreciation and amortization)	39,615	38,294
Gross margin	42,106	46,828
General and administrative expenses:
Salaries and benefits	23,606	22,848
Other	10,172	9,959
Total general and administrative expenses	33,778	32,807
Operating income	8,328	14,021
Interest expense, net	(44)	(61)
Income before income taxes	8,284	13,960
Income tax expense	(3,334)	(5,618)
Net income	$4,950	$8,342

Per share amounts-basic:
Average shares outstanding	9,284	9,110
Net income	$0.53	$0.92

Per share amounts-diluted:
Average shares outstanding	9,377	9,366
Net income	$0.53	$0.89

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except per share data)

	Six Months Ended June 30,
	2011	2010
Net service revenues	$164,314	$166,434
Cost of service revenues (excluding depreciation and amortization)	78,580	75,500
Gross margin	85,734	90,934
General and administrative expenses:
Salaries and benefits	47,945	45,122
Other	19,859	19,245
Total general and administrative expenses	67,804	64,367
Operating income	17,930	26,567
Interest expense, net	(99)	(150)
Income before income taxes	17,831	26,417
Income tax expense	(7,177)	(10,632)
Net income	$10,654	$15,785

Per share amounts-basic:
Average shares outstanding	9,249	9,079
Net income	$1.15	$1.74

Per share amounts-diluted:
Average shares outstanding	9,360	9,354
Net income	$1.14	$1.69

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$10,654	$15,785
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	1,475	1,366
Provision for uncollectible accounts	684	1,931
Stock-based compensation	730	871
Deferred income taxes	2,567	1,090
	16,110	21,043
Change in certain net assets and liabilities, net of the effects of acquisitions:
Decrease (increase) in:
Accounts receivable	115	(8,144)
Prepaid expenses and other current assets	386	(4)
Other assets	115	(1)
(Decrease) increase in:
Accounts payable and accrued expenses	(2,984)	932
Net cash provided by operating activities	13,742	13,826

Cash flows from investing activities:
Capital expenditures	(1,104)	(1,185)
Acquisitions, net of cash acquired	(4,249)	(1)
Net cash used in investing activities	(5,353)	(1,186)

Cash flows from financing activities:
Proceeds from exercise of stock options	292	381
Purchase of common stock in connection with share awards	(428)	(628)
Tax benefit from share awards	1,577	1,258
Principal payments on capital leases and notes payable	(1,595)	(1,688)
Net cash used in financing activities	(154)	(677)

Net increase in cash and cash equivalents	8,235	11,963
Cash and cash equivalents at beginning of period	47,943	19,389
Cash and cash equivalents at end of period	$56,178	$31,352

Summary of non-cash investing and financing activities:
Settlement of Directors Deferred Compensation Plan	$501	$—
Acquisitions funded by notes payable	$1,000	$—

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Unless otherwise indicated, all dollars and share amounts are in thousands)

1.             Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements for the three and six months ended June 30, 2011 and 2010 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. Accordingly, the reader of this Form 10-Q is referred to Almost Family, Inc.’s (the “Company”) Form 10-K for the year ended December 31, 2010 for further information. In the opinion of management of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position at June 30, 2011, the results of operations for the three and six month periods ended June 30, 2011 and cash flows for the six month periods ended June 30, 2011 and 2010.  The results of operations for the three and six month periods ended June 30, 2011 are not necessarily indicative of the operating results for the year.

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

Recently Issued Accounting Pronouncements

In August 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-24, Health Care Entities (Topic 954): Presentation of Insurance Claims and Related Insurance Recoveries.  Under ASU 2010-24, net presentation of insurance recoveries against a related claim liability is not permitted for health care entities.  ASU 2010-24 was effective for the Company January 1, 2011.  The adoption of ASU 2010-24 increased prepaid expenses and other current assets and accrued other liabilities by $2,892 and did not impact the statements of operations or cash flows.

In July 2011, the FASB issued ASU 2011-07, Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities.  Under ASU 2011-07, only health care organizations (HCOs) that do not assess the collectability of a receivable before recognizing revenue will present their provision for bad debt related to patient service revenue as a deduction from revenue on the face of the statement of operations.  ASU 2011-07 also requires and expands qualitative and quantitative disclosures about changes in the allowance.  For certain HCOs, the guidance may result in the provision for bad debts being presented in two separate lines, a contra-revenue line for bad debts related to patient services and a bad debts line for bad debts related to all other sources of income.  ASU 2011-07 is effective for the Company in the first quarter of 2012.  The amendments to the presentation of the provision for bad debts related to patient service revenue in the statement of operations are applied retrospectively to all prior periods presented, while required disclosures are provided prospectively.  The Company is still evaluating the provisions of ASU 2011-07.  However, adoption is not expected to impact net income.

Financial Statement Reclassifications

Certain amounts have been reclassified in the 2010 consolidated financial statements and related notes in order to conform to the 2011 presentation. Such reclassifications had no effect on previously reported net income.

Discontinued Operations

The Company follows the guidance in Accounting Standards Codification (“ASC”) 205-20, Discontinued Operations and, when appropriate, reclassifies operating units closed, sold or held for sale out of continuing operations and into discontinued operations for all period presented.  In the quarter ended March 31, 2011, the Company reclassified operating results related to its closed Boston Personal Care business unit into discontinued operations.  For the three and six month periods ended June 30, 2010, net service revenue was reduced by approximately $499 and $955, respectively and net income from continuing operations was reduced by $68 and $85, respectively.  This reclassification did not significantly impact net service revenue or net income for the three and six month periods ended June 30, 2011.  Because this reclassification had no effect on diluted earnings per share for any period presented, income from discontinued operations is not presented separately on the face of the accompanying income statements.

2.           Segment Data

The Company has two reportable segments, Visiting Nurse (VN) and Personal Care (PC), and has service locations in Florida, Kentucky, New Jersey, Connecticut, Ohio, Massachusetts, Missouri, Alabama, Illinois, Pennsylvania and Indiana.  Reportable segments have been identified based upon how management has organized the business by services provided to customers and the criteria in ASC 280, Segment Reporting.  The Company does not allocate certain expenses to the reportable segments.  These expenses are included in corporate expenses below.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net service revenues:
Visiting Nurse	$71,208	$74,947	$143,897	$146,488
Personal Care	10,513	10,175	20,417	19,946
	81,721	85,122	164,314	166,434
Operating income before corporate expenses:
Visiting Nurse	11,806	17,698	24,816	33,581
Personal Care	1,242	1,382	2,701	2,558
	13,048	19,080	27,517	36,139
Corporate expenses	4,720	5,059	9,587	9,572
Operating income	$8,328	$14,021	$17,930	$26,567

Interest expense, net	44	61	99	150
Income tax expense	3,334	5,618	7,177	10,632
Net income	$4,950	$8,342	$10,654	$15,785

3.             Capitalized Software Development Costs

The Company capitalizes the cost of internally generated computer software developed for the Company’s own use. Software development costs of approximately $143 and $226 were capitalized in the three months ended June 30, 2011 and 2010, respectively and $297 and $314 were capitalized in the six months ended June 30, 2011 and 2010, respectively. Capitalized software development costs are amortized over a three-year period following the initial implementation of the software.

4.             Goodwill and Other Intangible Assets

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

The following table summarizes the activity related to goodwill and other intangible assets for 2011:

		Other Intangible Assets
	Goodwill	Certificates of Need and licenses	Trade Names	Non-compete Agreements	Total
Balances at 12-31-10	$101,060	$6,841	$7,381	$63	$14,285
Additions	4,502	200	40	80	320

Amortization	—	—	—	(45)	(45)
Balances at 6-30-11	$105,562	$7,041	$7,421	$98	$14,560

Of total goodwill, $99,520 and $6,042 relates to the VN segment and the PC segment, respectively. Amortization expense recognized on finite-lived intangible assets for the second quarter of 2011 and 2010 was $18 and $76, respectively and for the six months ended June 30, 2011 and 2010 was $45 and $151, respectively.

5.             Revolving Credit Facility

At June 30, 2011, the Company had a $125 million senior secured revolving credit facility with JP Morgan Chase Bank, NA, as Administrative Agent, Bank of America, as Syndication Agent and certain other lenders (the “Facility”).  The Facility consists of a $125 million credit line with a maturity date of December 2, 2015 and an “accordion” feature providing for potential future expansion of the facility to $175 million.  Borrowings (other than letters of credit) under the credit facility are at either the bank’s prime rate plus a margin (ranging from 1.25% to 2.25%, currently 1.25%) or LIBOR plus a margin (ranging from 2.25% to 3.25%, currently 2.25%).  The margin for prime rate or LIBOR borrowings is determined by the Company’s leverage.  Borrowings under the Facility are secured by a first priority perfected security interest in all tangible and intangible assets of the Company, and all existing and future direct and indirect subsidiaries of the Company, as guarantors.

The weighted average prime rate-based interest rates were 4.50% and 3.25% for the three months ended June 30, 2011 and 2010, respectively.  The weighted average LIBOR rates were 2.51% and 2.03% for the three months ended June 30, 2011 and 2010, respectively.  The Company pays a quarterly commitment fee of 0.30% to 0.50% on the average daily unused facility balance based on leverage. Borrowings are subject to various covenants including a multiple of 3.0 times earnings before interest, income tax, depreciation and amortization (“EBITDA”). “EBITDA” may include “Acquired EBITDA” from pro-forma acquisitions pursuant to a calculation rider, up to 50% of “Adjusted EBITDA”, as defined. Borrowings under the Facility may be used for general corporate purposes, including acquisitions. As of June 30, 2011, the formula permitted all $125 million to be used, of which no amounts were outstanding. The Company had irrevocable letters of credit totaling $6.7 million outstanding in connection with the Company’s self-insurance programs, which resulted in a total of $118.2 million being available for use at June 30, 2011. As of June 30, 2011, the Company was in compliance with the Facility’s various financial covenants. Under the most restrictive of its covenants, the Company was required to maintain minimum net worth of at least $142.8 million at June 30, 2011.  At such date, the Company’s net worth was approximately $195.5 million.

6.             Fair Value Measurements

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

7.             Stock-Based Compensation

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

	Shares	Wtd Avg Ex. Price
December 31, 2010	314	$18.87

Granted	32	36.69
Exercised	(38)	10.86
Forfeited	(3)	(28.63)
June 30, 2011	305	$25.27

8.             Earnings per Common Share

A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted earnings per common share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Basic weighted average outstanding shares	9,284	9,110	9,249	9,079
Add common equivalent shares representing shares issuable upon exercise of dilutive awards	93	256	111	275
Diluted weighted average number of shares	9,377	9,366	9,360	9,354

9.             Commitments and Contingencies

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

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against the Company by various claimants.  The claims are in various stages of processing and some may ultimately be brought to trial.  The Company is aware of incidents that have occurred through June 30, 2011 that may result in the assertion of additional claims.  The Company currently carries professional and general liability insurance coverage (on a claims made basis) for this exposure with no deductible.  The Company also carries D&O coverage (also on a claims made basis) for potential claims against the Company’s directors and officers, including securities actions, with deductibles ranging from $100 to $250 per claim.

The Company records estimated liabilities for its insurance programs based on information provided by the third-party plan administrators, historical claims experience, the life cycle of claims, expected costs of claims incurred but not paid, and expected costs to settle unpaid claims.  The Company monitors its estimated insurance-related liabilities and recoveries, if any, on a monthly basis and as required by ASU 2010-24, has recorded amounts due under insurance policies in other current assets, while recording the estimated carrier liability in other current liabilities in the June 30, 2011 Consolidated Balance Sheet.  As facts change, it may become necessary to make adjustments that could be material to the Company’s results of operations and financial condition.

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

As previously disclosed, the Company is in the process of complying with a civil subpoena from the United States Department of Health and Human Services Office of Inspector General received in December 2009.  The subpoena seeks the production of various business records relating to the Company’s visiting nurse operations in Birmingham, Alabama, which were acquired in July 2006.  The Company has been advised that the subpoena relates to an investigation arising in the context of a False Claims Act qui tam complaint containing allegations regarding the Company’s Medicare practices.  The Company has also been advised that a qui tam complaint was filed regarding the Company’s Medicare practices at facilities in Tampa, Florida, which were acquired in October 2007.  This complaint has been transferred to Birmingham, Alabama.  The Company is cooperating fully with these investigations.

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

The Company understands that the matter continues to be under review by the Senate Finance Committee staff and that the Committee likely will take some sort of official action related to its potential findings in 2011.  The Company is unable to predict what actions or work product, if any, the Senate Finance Committee may take or release in this matter.  The time of such is also unknown.

Subsequent to the Senate Finance Committee inquiry, on June 30, 2010, the Company received a civil subpoena for documents and notice of investigation from the Securities and Exchange Commission.  The subpoena seeks documents related to the Company’s home health care services and operations, including reimbursements under the Medicare home health prospective payment system, since January 1, 2000.  The Company is cooperating fully with the SEC regarding the document requests arising in this matter.

Four derivative complaints have been filed in Jefferson Circuit Court, Kentucky, against the members of the Company’s board of directors and its chief financial officer. All four lawsuits name the Company as a nominal defendant.  All of the complaints refer to The Wall Street Journal article and the subsequent governmental investigations and make various allegations that the individual defendants breached duties owed to the Company in connection with Medicare reimbursements for home therapy visits.  The complaints seek damages from each of the individual defendants on behalf of the Company, various corporate governance reforms, and an award of attorneys’ fees and costs.  The Defendants have not filed a responsive pleading.  The outside directors of the Company (and the Company as nominal defendant) filed a motion to stay the proceedings in light of the derivative complaint filed in the U.S. District Court for the Western District of Kentucky (discussed below).  However, dismissal of the federal court action (Huston) mentioned below mooted that motion and it was withdrawn.  Counsel for the Plaintiffs in these suits has until September 15, 2011 to file an amended consolidated complaint or designate an operative complaint.

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

A fifth derivative complaint titled Blaze B. Huston, Derivatively and on Behalf of Almost Family, Inc. v. William B. Yarmuth, et al. was filed in the U.S. District Court for the Western District of Kentucky on November 10, 2010, against the members of the Company’s board of directors and its chief financial officer.  The lawsuit names the Company as a nominal defendant.  The complaint refers to The Wall Street Journal article and the subsequent governmental investigations and makes various allegations that the defendants breached duties owed to the Company in connection with Medicare reimbursements for home therapy visits.  The complaint seeks damages from each of the individual defendants on behalf of the Company, various corporate governance reforms, and an award of attorneys’ fees and costs.  All defendants sought dismissal of the complaint on the ground that the Plaintiff failed to make a demand on the board of directors before filing suit.  However, before the Court could rule on that motion to dismiss, counsel for Huston voluntarily dismissed that suit and it was “replaced” by a new suit brought by the same attorneys representing a different derivative plaintiff, Richard Carey, but making the same allegations against the same defendants as in the Huston suite.  Richard W. Carey, Derivatively and on Behalf of Almost Family, Inc. v. William B. Yarmuth, Steven B. Bing, Donald G. McClinton, Tyree G. Wilburn, Jonathan D. Goldberg, W. Earl Reed, III and Henry M. Altman, Jr., U.S. District Court for the Western District of Kentucky, 3:11-CV-163-H.  Defendants have moved to dismiss or stay the Carey suit based upon the federal abstention doctrine which permits the federal court to dismiss or stay a later filed federal action that duplicates allegations made in pending state court proceedings.  Briefing on this motion is complete but there has been no ruling on the motion.

Four putative class action lawsuits pending against Almost Family in the United States District Court for the Western District of Kentucky were consolidated into a single class action lawsuit entitled In Re Almost Family Securities Litigation.  The consolidated complaint was filed on March 4, 2011.  The complaint refers to The Wall Street Journal article and the subsequent governmental investigations and alleges that the Company, its chief executive officer and chief financial officer violated federal securities laws.  The complaint seeks damages and awards of attorneys’ fees and costs.  The Company and its officers have filed a motion to dismiss the complaint, but the motion is not yet fully briefed.

Given the preliminary stage of the Senate Finance Committee inquiry, the subpoenas and investigations, and the litigation described above, we are unable to assess the probable outcome or potential liability, if any, arising from these matters.

10.          Acquisitions

On April 1, 2011, the Company acquired the assets of a Medicare-certified home health agency in Cincinnati, Ohio with approximately $5 million in annual revenues for $5.3 million in total consideration consisting of cash and a $1 million note payable.

11.          Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes.  The Company’s effective income tax rate for the three and six month periods ended June 30, 2011 and 2010 was 40.3%.

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

12.          Subsequent Events

Management has evaluated all events and transactions that occurred after June 30, 2011.  The Company had no material subsequent events requiring recognition in the consolidated financial statements.

On August 2, 2011 the Company entered into a stock purchase agreement with the shareholders of Cambridge Home Health Care Holdings, Inc. (Cambridge), an Ohio based provider of home health services with $38 million in annual revenues.  Cambridge operates a total of 38 home health branches with 35 in Ohio and three in western Pennsylvania.  Cambridge services over 3,000 patients annually.  The Company will be acquiring 100% of the outstanding equity interests of Cambridge with a cash-free, debt-free balance sheet for an all-cash purchase price of $32.5 million.  The transaction closed on August 5, 2011.

In its audited financial statements for the year ended December 31, 2010 Cambridge reported $38.2 million in revenues of which $33.7 million would be classified in our Personal Care segment and $4.5 million would be classified in our Visiting Nurse segment. Net income was $4.3 million after interest expense and related party management fees of $1.1 million.  Cambridge is a subchapter S Corporation for income tax purposes and thus had no income tax provision.

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

•      availability and terms of capital;

•      loss of significant contracts or reduction in revenues associated with major payor sources;

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

For a detailed discussion of these and other factors that could cause the Company’s actual results to differ materially from the results contemplated by the forward-looking statements, please refer to Item 1A. “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s annual report on Form 10-K for year ended December 31, 2010 and this Form 10-Q.  The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report.  Except as required by law, the Company assumes no responsibility for updating forward-looking statements to reflect unforeseen or other events after the date of this report. The Company has provided a detailed discussion of risk factors in its Form 10-K and various filings with the Securities and Exchange Commission (“SEC”).  The reader is encouraged to review these risk factors and filings.

Critical Accounting Policies

Refer to the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K for the year ended December 31, 2010 for a detailed discussion of our critical accounting policies.

Operating Segments

We have two reportable segments, Visiting Nurse (VN) and Personal Care (PC), and have service locations in Florida, Kentucky, New Jersey, Connecticut, Ohio, Massachusetts, Missouri, Alabama, Illinois, Pennsylvania, and Indiana (in order of pro forma revenue significance).  Reportable segments have been identified based upon how management has organized the business by services provided to customers and the criteria in ASC 280, Segment Reporting.

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

Health Care Reform Legislation and Medicare Regulations

The reader is encouraged to review our detailed discussion of Health Care Reform and Medicare Regulations in the similarly titled section in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s annual report on Form 10-K for year ended December 31, 2010 on file with the SEC.  For purposes of the discussion below, the Patient Protection and Affordable Care Act (“PPACA”) and the Health Care and Education Affordability Reconciliation Act of 2010 are collectively referred to as the “Legislation.”

In November 2010, CMS released final revisions to Medicare home health reimbursement rates and regulations for 2011.  Among other changes, the rules include:

•                  A “market basket update” rate increase of 2.1%, less 1.0% from the Legislation, minus the 2.5% “outlier provision,” less a 3.79% “case mix creep” adjustment (for an effective rate cut of approximately 5.2%)

•                  Regulations implementing a requirement included in the Legislation for a face-to-face encounter between the patient and the physician ordering home health services (initially to be effective January 1, 2011)

•                  Regulations intended to address concerns over therapy utilization by requiring additional documentation justifying therapy visits based on specific goals, accepted standards of care, and objective and quantifiable measures of patients’ progress towards those goals (effective April 1, 2011)

•                  Revisions to its previously issued “36 Month Rule” which limits the sale or transfer of the Medicare Provider Agreement for any Medicare-certified home health agency that has been in existence for less than 36 months or that has undergone a change of ownership in the last 36 months.  This “36 Month Rule” limitation may reduce the number of home health agencies that otherwise would have been available for acquisition and may limit our ability to successfully pursue our acquisition strategy.

The final rules became effective January 1, 2011.  However, CMS delayed enforcement of face-to-face encounter requirements until April 1, 2011, which was also the effective date for therapy reassessment requirements.  Both requirements are discussed further below.

As a condition for payment, PPACA mandates that prior to certifying a patient’s eligibility for the home health benefit, the certifying physician must document that he or she, or an allowed non-physician practitioner (“NPP”) has had a face-to-face encounter with the patient.  Under the face-to-face encounter rules, the face-to-face encounter with the patient must occur during a timeframe starting 90 days prior to the home health start of care and ending 30 days after the start of care. Currently, CMS requires the encounter to be composed by the physician in a separate document that may not be combined with the patient’s plan of care which is also certified and signed by the ordering physician.

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

As a condition of payment, documentation regarding both these new rules must be maintained in the home health agency’s patient medical records. These and other regulations driven by implementing the provisions of the PPACA may similarly increase our costs, decrease our revenues, expose us to expanded liability or require us to revise the ways in which we conduct our business. Refer to the results of operations for the impact of these items on revenue, operating and net income for the three and six month period ended June 30, 2011.

In July 2011, CMS released proposed revisions to Medicare home health reimbursement rates and regulations for 2012.  Among other changes, the rules include:

•                  A “market basket update” rate increase of 1.5%, less a 5.06% “case mix creep” adjustment (for an effective rate cut of approximately 3.64%)

•                  Removal of two hypertension codes from the case-mix system, lowering high therapy episodes payments and recalibrating case-mix weights, all of which are intended to be budget neutral nationwide, however, reimbursement may increase or decrease for individual providers based on their 2012 patient mix

•                  Added clarifications regarding face-to-face regulations as it pertains to allowing physicians who attend to a home health patient in an acute or post-acute setting to inform the certifying physician of their encounters with the patient in order to satisfy the face-to-face encounter requirement

•                  Further clarifications regarding therapy reassessments where more than one discipline is involved.

The final rules are expected to be issued in November of 2011 and become effective January 1, 2012.

There has been a great deal of legislative and regulatory change enacted or proposed over the last two years and not all implementing regulations have been published.  Additionally, it is reasonable to expect more changes, especially in light of current political debate over raising the debt ceiling including proposals for, among other things, implementation of co-pays for home health care.  Management is currently working to evaluate the implications of these changes and to develop appropriate courses of action for the Company.

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

Governmental Inquiries and Shareholder Litigation

See Note 9 to the financial statements and Part II Item 1 of this Form 10-Q for a discussion of certain governmental inquiries and subsequent related litigation.  The Company is unable to predict the outcome of these matters. However, the Company is incurring on-going expenses, net of insurance recoveries, if any, related to responding to these inquiries and complaints.

Seasonality

Our VN segment operations located in Florida normally experience higher admissions during the first quarter and lower admissions during the third quarter than in the other quarters due to seasonal population fluctuations.

RESULTS OF OPERATIONS

THREE MONTHS

Consolidated

	Three Months Ended June 30,
	2011		2010		Change
(In thousands)	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues:
Visiting Nurse	$71,208	87.1%	$74,947	88.0%	$(3,739)	-5.0%
Personal Care	10,513	12.9%	10,175	12.0%	338	3.3%
	81,721	100.0%	85,122	100.0%	(3,401)	-4.0%
Operating income before corporate expenses:
Visiting Nurse	11,806	16.6%	17,698	23.6%	(5,892)	-33.3%
Personal Care	1,242	11.8%	1,382	13.6%	(140)	-10.1%
	13,048	16.0%	19,080	22.4%	(6,032)	-31.6%
Corporate expenses	4,720	5.8%	5,059	5.9%	(339)	-6.7%
Operating income	8,328	10.2%	14,021	16.5%	(5,693)	-40.6%
Interest expense, net	44	0.1%	61	0.1%	(17)	-27.9%
Income tax expense	3,334	4.1%	5,618	6.6%	(2,284)	-40.7%
Net income	$4,950	6.1%	$8,342	9.8%	$(3,392)	-40.7%

EBITDA	$9,396	11.5%	$15,158	17.8%	$(5,762)	-38.0%

Results for the second quarter included the impact of a Medicare reimbursement rate cut for 2011 which reduced consolidated and VN segment revenue and pre-tax operating income by $3.9 million.

On a consolidated basis, net service revenues decreased $3.4 million, or about 4.0%, to $81.7 million in 2011 down from $85.1 million in 2010 due to lower revenue in the VN segment primarily related to the Medicare rate cut.

Operating income before corporate expenses during the second quarter of 2011 declined $6.0 million from the prior year quarter primarily as a result of the Medicare rate cut, performance issues in our Florida VN operations and operational challenges related to the implementation of new regulatory compliance programs in the VN segment.  Refer to segment results for further discussion.

Corporate expenses in 2011 included approximately $417 of costs, net of anticipated insurance coverage, up from $205 in 2010 to respond to governmental inquiries and resulting litigation and approximately $356 of acquisition-related costs.  Corporate expenses in 2011 also included a $435 benefit from the reversal of incentives established in the first quarter of 2011, based on the Company’s year-to-date operating results.

The effective tax rate was approximately 40.3% in both periods.

Visiting Nurse Segment

	Three Months Ended June 30,
	2011		2010		Change
(In thousands, except for statistics)	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$71,208	100.0%	$74,947	100.0%	$(3,739)	-5.0%
Cost of service revenues	32,817	46.1%	31,630	42.2%	1,187	3.8%
Gross margin	38,391	53.9%	43,317	57.8%	(4,926)	-11.4%
General and administrative expenses:
Salaries and benefits	20,509	28.8%	19,221	25.6%	1,288	6.7%
Other	6,076	8.5%	6,398	8.5%	(322)	-5.0%
Total general and administrative expenses	26,585	37.3%	25,619	34.2%	966	3.8%
Operating income before corporate expenses	$11,806	16.6%	$17,698	23.6%	$(5,892)	-33.3%

Average number of locations	93		87		6	6.9%

All payors:
Patients Months	52,464		51,850		614	1.2%
Admissions	15,292		14,408		884	6.1%
Billable Visits	482,593		476,313		6,280	1.3%

Medicare Statisitics:
Revenue (in thousands)	$65,755	92.3%	$69,092	92.2%	$(3,337)	-4.8%
Billable visits	407,957		400,296		7,661	1.9%
Admissions	14,023		13,093		930	7.1%
Recertifications	7,907		8,645		(738)	-8.5%
Episodes Completed	22,267		21,447		820	3.8%

Revenue per completed episode	$3,052		$3,182		$(130)	-4.1%
Visits per episode	18.4		18.1		0.3	1.7%

VN segment net service revenues decreased $3.7 million or about 5.0% to $71.2 million in 2011 down from $74.9 million in 2010 primarily due to a $3.9 million Medicare rate cut.  The positive impact of a 7.1% growth in Medicare admissions was offset by an 8.5% decline in recertifications and a $0.5 million revenue allowance for episodes started after April 1, 2011 related to the new face-to-face and therapy reassessment regulations.  The second quarter of 2011 was the first in which the new regulations went into effect.

Cost of service revenues increased about 3.8%, partially driven by our visit volumes which grew 1.3%. Also, during the quarter management changes in Florida, in the midst of implementation of the new regulatory requirements, led to disruption in labor cost controls resulting in lower margins and operating income.   Additionally, higher fuel costs drove increased mileage reimbursement rates and increased our cost of service revenues by $0.2 million as compared to the prior year.

General and administrative salaries and benefits grew by about $1.3 million primarily as a result of new branches in operation, expansion of our sales and marketing work force and costs related to the labor cost disruptions in Florida.  In the quarter ended June 30, 2011, VN operations in Florida account for approximately 43% of total VN segment revenues.  General and administrative other expenses declined $0.3 million from 2010 as a result of lower bad debt expense but remained consistent as a percent of revenue in both years.

As a result, VN segment operating income before corporate expenses declined $5.9 million to $11.8 million from $17.7 million in 2010, while operating income before corporate expenses as a percent of revenues decreased to 16.6% in 2011 from 23.6% in 2010.

Personal Care Segment

	Three Months Ended June 30,
	2011		2010		Change
(In thousands, except for statistics)	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$10,513	100.0%	$10,175	100.0%	$338	3.3%
Cost of service revenues	6,875	65.4%	6,663	65.5%	212	3.2%
Gross margin	3,638	34.6%	3,512	34.5%	126	3.6%
General and administrative expenses:
Salaries and benefits	1,458	13.9%	1,321	13.0%	137	10.4%
Other	938	8.9%	809	8.0%	129	15.9%
Total general and administrative expenses	2,396	22.8%	2,130	20.9%	266	12.5%
Operating income before corporate expenses	$1,242	11.8%	$1,382	13.6%	$(140)	-10.1%

Average number of locations	23		22		1	4.5%

Admissions	732		734		(2)	-0.3%
Patient months of care	10,886		11,326		(440)	-3.9%
Patient days of care	143,253		145,192		(1,939)	-1.3%
Billable hours	572,608		569,054		3,554	0.6%
Revenue per billable hour	$18.36		$17.88		$0.48	2.7%

PC segment net service revenues increased 3.3% primarily due to a 2.7% increase in average rate per hour (which was generated from changes in discipline, payor and geographic mix rather than actual rate increases) with the remainder due to a 0.6% increase in billable hours.

Cost of service revenues as a percentage of revenues decreased slightly to 65.4% in the second quarter of 2011 from 65.5% in 2010 as labor costs and gross margin generally tracked with revenue.

General and administrative salaries and benefits grew by about $0.1 million primarily due to higher workers’ compensation experience in 2011 as compared to 2010.  General and administrative other expenses increased primarily due to additional bad debt expense.

RESULTS OF OPERATIONS

SIX MONTHS

Consolidated

	Six Months Ended June 30,
	2011		2010		Change
(In thousands)	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues:
Visiting Nurse	$143,897	87.6%	$146,488	88.0%	$(2,591)	-1.8%
Personal Care	20,417	12.4%	19,946	12.0%	471	2.4%
	164,314	100.0%	166,434	100.0%	(2,120)	-1.3%
Operating income before corporate expenses:
Visiting Nurse	24,816	17.2%	33,581	22.9%	(8,765)	-26.1%
Personal Care	2,701	13.2%	2,558	12.8%	143	5.6%
	27,517	16.7%	36,139	21.7%	(8,622)	-23.9%
Corporate expenses	9,587	5.8%	9,572	5.8%	15	0.2%
Operating income	17,930	10.9%	26,567	16.0%	(8,637)	-32.5%
Interest expense, net	99	0.1%	150	0.1%	(51)	-34.0%
Income tax expense	7,177	4.4%	10,632	6.4%	(3,455)	-32.5%
Net income	$10,654	6.5%	$15,785	9.5%	$(5,131)	-32.5%

EBITDA	$20,135	12.3%	$28,804	17.3%	$(8,669)	-30.1%

Results for the six months ended June 30, 2011 included the impact of a Medicare reimbursement rate cut for 2011 which reduced consolidated and VN segment revenue and pre-tax operating income by $7.7 million.

On a consolidated basis, net service revenues decreased $2.1 million or about 1.3% to $164.3 million in 2011 down from $166.4 million in 2010 in the VN segment primarily related to the Medicare rate cut which was partially offset by volume growth.

Operating income before corporate expenses declined $8.6 million from the same period in the prior year largely as a result of the Medicare rate cut, performance issues in our Florida VN operations and operational challenges related to the implementation of new regulatory compliance programs in the VN segment.  Refer to segment results and to the quarterly results for further discussion of those matters.

Corporate expenses in 2011 included approximately $0.8 million of costs, net of anticipated insurance coverage, up from $0.2 million in 2010 to respond to governmental inquiries and resulting litigation and approximately $0.4 million of costs related to acquisition activities and payroll taxes associated with vesting of restricted stock awards.  Corporate expenses in 2010 included $1.3 million for management incentives which did not repeat in 2011 based on year to date 2011 operating results.

The effective tax rate was approximately 40.3% in both periods.

Visiting Nurse Segment

	Six Months Ended June 30,
	2011		2010		Change
(In thousands, except for statistics)	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$143,897	100.0%	$146,488	100.0%	$(2,591)	-1.8%
Cost of service revenues	65,370	45.4%	62,282	42.5%	3,088	5.0%
Gross margin	78,527	54.6%	84,206	57.5%	(5,679)	-6.7%
General and administrative expenses:
Salaries and benefits	41,090	28.6%	37,701	25.7%	3,389	9.0%
Other	12,621	8.8%	12,924	8.8%	(303)	-2.3%
Total general and administrative expenses	53,711	37.3%	50,625	34.6%	3,086	6.1%
Operating income before corporate expenses	$24,816	17.2%	$33,581	22.9%	$(8,765)	-26.1%

Average number of locations	92		86		6	7.0%

All payors:
Patients Months	104,936		102,371		2,565	2.5%
Admissions	30,965		29,077		1,888	6.5%
Billable Visits	962,247		937,176		25,071	2.7%

Medicare Statisitics:
Revenue (in thousands)	$133,059	92.5%	$134,790	92.0%	$(1,731)	-1.3%
Billable visits	815,459		782,721		32,738	4.2%
Admissions	28,375		26,360		2,015	7.6%
Recertifications	16,234		16,749		(515)	-3.1%
Episodes Completed	44,184		41,871		2,313	5.5%

Revenue per completed episode	$3,011		$3,150		$(139)	-4.4%
Visits per episode	18.1		18.0		0.1	0.6%

VN segment net service revenues declined to $143.9 million in 2011 a 1.8% decrease from $146.5 million in the same period of 2010 primarily due to a $7.7 million Medicare rate cut, partially offset by higher volumes.  A 7.6% increase in Medicare admissions was partially offset by a 3.1% decrease in recertifications and a $0.5 million revenue reserve related to new regulatory requirements as explained in the discussion of quarterly results.

Cost of service revenues increased about 5.0% partially driven by visit volumes which grew 2.7%.  Refer to the discussion of quarterly results for the impact of operational issues in Florida and increased fuel costs during the second quarter which also impacted our six month results.

General and administrative salaries and benefits grew by about $3.4 million primarily as a result of new branches in operation, expansion of our sales and marketing work force and costs related to the labor cost disruptions in the second quarter.  General and administrative other expenses as a percentage of revenue remained consistent at 8.8% in both years.

As a result, VN segment operating income before corporate expenses declined to $24.8 million from $33.6 million in 2010.

Personal Care Segment

	Six Months Ended June 30,
	2011		2010		Change
(In thousands, except for statistics)	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$20,417	100.0%	$19,946	100.0%	$471	2.4%
Cost of service revenues	13,211	64.7%	13,217	66.3%	(6)	0.0%
Gross margin	7,206	35.3%	6,729	33.7%	477	7.1%

General and administrative expenses:
Salaries and benefits	2,870	14.1%	2,630	13.2%	240	9.1%
Other	1,635	8.0%	1,541	7.7%	94	6.1%
Total general and administrative expenses	4,505	22.1%	4,171	20.9%	334	8.0%
Operating income before corporate expenses	$2,701	13.2%	$2,558	12.8%	$143	5.6%

Average number of locations	22		22		—	0.0%

Admissions	1,513		1,526		(13)	-0.9%
Patient months of care	21,835		22,626		(791)	-3.5%
Patient days of care	283,884		286,424		(2,540)	-0.9%
Billable hours	1,124,122		1,125,393		(1,271)	-0.1%
Revenue per billable hour	$18.16		$17.72		$0.44	2.5%

PC segment net service revenues increased 2.4% primarily due to a 2.5% increase in average rate per hour (which was generated from changes in discipline, payor and geographic mix rather than actual rate increases) partially offset by a small reduction in billable hours.

Cost of service revenues decreased slightly primarily due to higher workers compensation costs incurred during the first quarter of 2010.

General and administrative salaries and benefits grew by about $0.2 million primarily as a result of growth in our branch administrative work force, primarily related to the initial integration of the PC operations of our April 1, 2011 acquisition.  General and administrative other expenses increased $0.1 million primarily due to an increase in bad debt expense.

PC segment operating income before corporate expenses and operating income as a percent of revenues remained consistent between periods.

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

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against us by various claimants.  The claims are in various stages of processing and some may ultimately be brought to trial.  We are aware of incidents that have occurred through June 30, 2011 that may result in the assertion of additional claims.  We currently carry professional and general liability insurance coverage (on a claims made basis) for this exposure with no deductible.  We also carry D&O coverage (also on a claims made basis) for potential claims against our directors and officers, including securities actions, with deductibles ranging from $100 to $250 per claim.

We record estimated liabilities for our insurance programs based on information provided by the third-party plan administrators, historical claims experience, the life cycle of claims, expected costs of claims incurred but not paid, and expected costs to settle unpaid claims.  We monitor our estimated insurance-related liabilities and recoveries, if any, on a monthly basis and as required by ASU 2010-24 record amounts due under insurance policies in other current assets, while recording the estimated carrier liability in other current liabilities in the June 30, 2011 Consolidated Balance Sheet.  As facts change, it may become necessary to make adjustments that could be material to our results of operations and financial condition.

Revolving Credit Facility

We have a $125 million senior secured revolving credit facility with JP Morgan Chase Bank, NA, as Administrative Agent, Bank of America, as Syndication Agent and certain other lenders (the “Facility”).  The Facility consists of a $125 million credit line with a maturity date of December 2, 2015 and an “accordion” feature providing for potential future expansion of the facility to $175 million.  Borrowings (other than letters of credit) under the credit facility are made at either: a) the bank’s prime rate plus a margin (ranging from 1.25% to 2.25%, currently 1.25%) or b) LIBOR plus a margin (ranging from 2.25% to 3.25%, currently 2.25%).  The margin for prime rate or LIBOR borrowings is determined our leverage.  Borrowings under the Facility are secured by a first priority perfected security interest in all our tangible and intangible assets, and all our existing and future direct and indirect subsidiaries, as guarantors.

The weighted average prime rate-based interest rates were 4.50% and 3.25% for the three months ended June 30, 2011 and 2010, respectively.  The weighted average LIBOR rates were 2.51% and 2.03% for the three months ended June 30, 2011 and 2010, respectively.  We pay a quarterly commitment fee of 0.30% to 0.50% on the average daily unused facility balance based on leverage. Borrowings are subject to various covenants including a multiple of 3.0 times earnings before interest, taxes, depreciation and amortization (“EBITDA”). “EBITDA” may include “Acquired EBITDA” from pro-forma acquisitions pursuant to a calculation rider, up to 50% of “Adjusted EBITDA”, as defined. Borrowings under the Facility may be used for general corporate purposes, including acquisitions. As of June 30, 2011, the formula permitted all $125 million to be used against which we had irrevocable letters of credit totaling $6.7 million outstanding in connection with our self-insurance programs. As a result a total of $118.2 million was available for borrowing at June 30, 2011. As of June 30, 2011, we were in compliance with the Facility’s various financial covenants. Under the most restrictive of its covenants, we were required to maintain minimum net worth of at least $142.8 million at June 30, 2011.  At such date, our net worth was approximately $195.5 million.

We believe that this facility plus cash on hand will be sufficient to fund our operating needs for at least the next year.  We will continue to evaluate additional capital, including possible debt and equity investments in the Company, to support a more rapid development of the business than would be possible with internal funds.

Cash Flows

Key elements to the Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 were:

Net Change in Cash and Cash Equivalents	2011	2010
Provided by (used in):
Operating activities	$13,742	$13,826
Investing activities	(5,353)	(1,186)
Financing activities	(154)	(677)
Net increase in cash and cash equivalents	$8,235	$11,963

2011

Net cash provided by operating activities resulted primarily from current period net income of $10.7 million, net of changes in accounts receivable, accounts payable and accrued expenses.  Accounts receivable days revenues outstanding remained at 43 at both June 30, 2011 and December 31, 2010.

The cash used in investing activities was primarily due to the $4.3 million acquisition completed in April 2011, with the remainder due to capital expenditures.

Net cash used in financing activities decreased over the prior year period primarily due to a $0.3 million increase in the tax benefit from share-based awards.  The Company receives a current tax deduction, subject to IRS limits, at exercise for option awards or when the restriction lapses for restricted awards.

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

Non-GAAP Financial Measure

The information provided in some of the tables use certain non-GAAP financial measures as defined under SEC rules. In accordance with SEC rules, the Company has provided, in the supplemental information below, a reconciliation of those measures to the most directly comparable GAAP measures.

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

The following table sets forth a reconciliation of Net Income to EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$4,950	$8,342	$10,654	$15,785
Add back:
Interest expense	44	61	99	150
Income tax expense	3,334	5,618	7,177	10,632
Depreciation and amortization	730	697	1,475	1,366
Amortization of stock-based compensation	338	440	730	871
Earnings before interest, income taxes, depreciation and amortization (EBITDA)	$9,396	$15,158	$20,135	$28,804

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Instruments

The Company does not use derivative instruments.

Market Risk of Financial Instruments

Our primary market risk exposure with regard to financial instruments is to changes in interest rates on long-term obligations.

At June 30, 2011, the Company had no outstanding amounts on its revolving credit facility and, therefore, a hypothetical 100 basis point increase in short-term interest rates would have no impact on annual pre-tax earnings due to higher interest expense.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures — As of June 30, 2011, the Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011.

Changes in Internal Control Over Financial Reporting - There were no changes in the Company’s internal control over financial reporting during the second quarter of 2011, that have materially affected, or are reasonably likely to materially affect, Almost Family, Inc.’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are currently, and from time to time, subject to claims and suits arising in the ordinary course of our business, including claims for damages for personal injuries.  In the opinion of management, the ultimate resolution of any of these pending claims and legal proceedings will not have a material effect on our financial position or results of operations.

As previously disclosed, we are in the process of complying with a civil subpoena from the United States Department of Health and Human Services Office of Inspector General received in December 2009.  The subpoena seeks the production of various business records relating to our visiting nurse operations in Birmingham, Alabama, which were acquired in July 2006.  We have been advised that the subpoena relates to an investigation arising in the context of a False Claims Act qui tam complaint containing allegations regarding our Medicare practices.  We have also been advised that a qui tam complaint was filed regarding our Medicare practices at facilities in Tampa, Florida, which were acquired in October 2007.  This complaint has been transferred to Birmingham, Alabama.  We are cooperating fully with these investigations.

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

We understand that the matter continues to be under review by the Senate Finance Committee staff and that the Committee likely will take some sort of official action related to its potential findings in 2011.  We are unable to predict what actions or work product, if any, the Senate Finance Committee may take or release in this matter.  The timing of such is also unknown.

Subsequent to the Senate Finance Committee inquiry, on June 30, 2010, we received a civil subpoena for documents and notice of investigation from the Securities and Exchange Commission.  The subpoena seeks documents related to our home health care services and operations, including reimbursements under the Medicare home health prospective payment system, since January 1, 2000.  We continue to cooperate fully with the SEC regarding the document requests arising in this matter.

Four derivative complaints have been filed in Jefferson Circuit Court, Kentucky, against the members of our board of directors and chief financial officer. All four lawsuits name us as a nominal defendant.  All of the complaints refer to The Wall Street Journal article and the subsequent governmental investigations and make various allegations that the individual defendants breached duties owed to the Company in connection with Medicare reimbursements for home therapy visits.  The complaints seek damages from each of the individual defendants on behalf of the Company, various corporate governance reforms, and an award of attorneys’ fees and costs.  The Defendants have not filed a responsive pleading.  Our outside directors (and the Company as nominal defendant) filed a motion to stay the proceedings in light of the derivative complaint filed in the U.S. District Court for the Western District of Kentucky (discussed below).  However, dismissal of the federal court action (Huston) mentioned below mooted that motion and it was withdrawn.  Counsel for the Plaintiffs in these suits has until September 15, 2011 to file an amended consolidated complaint or designate an operative complaint.

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

A fifth derivative complaint titled Blaze B. Huston, Derivatively and on Behalf of Almost Family, Inc. v. William B. Yarmuth, et al. was filed in the U.S. District Court for the Western District of Kentucky on November 10, 2010, against the members of our board of directors and its chief financial officer.  The lawsuit names the Company as a nominal defendant.  The complaint refers to The Wall Street Journal article and the subsequent governmental investigations and makes various allegations that the defendants breached duties owed to the Company in connection with Medicare reimbursements for home therapy visits.  The complaint seeks damages from each of the individual defendants on behalf of the Company, various corporate governance reforms, and an award of attorneys’ fees and costs.  All defendants sought dismissal of the complaint on the ground that the Plaintiff failed to make a demand on the board of directors before filing suit.  However, before the Court could rule on that motion to dismiss, counsel for Huston voluntarily dismissed that suit and it was “replaced” by a new suit brought by the same attorneys representing a different derivative plaintiff, Richard Carey, but making the same allegations against the same defendants as in the Huston suite.  Richard W. Carey, Derivatively and on Behalf of Almost Family, Inc. v. William B. Yarmuth, Steven B. Bing, Donald G. McClinton, Tyree G. Wilburn, Jonathan D. Goldberg, W. Earl Reed, III and Henry M. Altman, Jr., U.S. District Court for the Western District of Kentucky, 3:11-CV-163-H.  Defendants have moved to dismiss or stay the Carey suit based upon the federal abstention doctrine which permits the federal court to dismiss or stay a later filed federal action that duplicates allegations made in pending state court proceedings.  Briefing on this motion is complete but there has been no ruling on the motion.

Four putative class action lawsuits pending against Almost Family in the United States District Court for the Western District of Kentucky were consolidated into a single class action lawsuit entitled In Re Almost Family Securities Litigation.  The consolidated complaint was filed on March 4, 2011.  The complaint refers to The Wall Street Journal article and the subsequent governmental investigations and alleges that the Company, its chief executive officer and chief financial officer violated federal securities laws.  The complaint seeks damages and awards of attorneys’ fees and costs.  The Company and its officers have filed a motion to dismiss the complaint, but the motion is not yet fully briefed.

Given the preliminary stage of the Senate Finance Committee inquiry, the subpoenas and investigations, and the litigation described above, we are unable to assess the probable outcome or potential liability, if any, arising from these matters.

ITEM 1A. RISK FACTORS

Information regarding risk factors appears in our Form 10-K for the year ending December 31, 2010, under the heading “Special Caution Regarding Forward — Looking Statements” and in the Form 10-K Part I, Item 1A. Risk Factors.  There have been no material changes from the risk factors disclosed in our Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities (1)

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

Month #1 -April 1, 2011 - April 30, 2011	—	$—	—	—
Month # 2 - May 1, 2011 - May 31, 2011	965	$33.35	—	—
Month # 3 - June 1, 2011 - June 30, 2011	3,444	$25.90	—	—
Total	4,409	$27.53	—	—

(1)  All shares included herein were submitted by employees in lieu of tax withholding that would have otherwise been due on vesting of restricted shares approved by the Company’s Board of Directors.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

At the annual meeting of the Company’s stockholders held on May 9, 2011, a majority of the shares of common stock present in person or represented by proxy and entitled to vote recommended, on a non-binding advisory basis, an annual frequency for the required non-binding advisory stockholder vote on executive compensation, i.e., say-on-pay.  In July 2011, the Company’s Board of Directors determined that, consistent with the recommendation of the stockholders, the Company will hold future say-on-pay votes on an annual basis until the next frequency vote is conducted.

Entry into a Material Definitive Agreement and Completion of Acquisition of Assets

On August 2, 2011, in connection with the proposed acquisition of the stock of Cambridge Home Health, Inc. (“Cambridge”), Almost Family, Inc. (the “Company”) entered into a Securities Purchase Agreement dated as of August 2, 2011 (the “Agreement”) among (i) the Company, (ii) National Health Industries, Inc., (iii) Cambridge Home Health Care Holdings, Inc., (iv) Evolve Capital, Ltd., as stockholder representative, and (v) those persons holding Cambridge common stock and Cambridge warrants.  Cambridge and its subsidiaries operate a total of 38 home health branches, 35 of which are in Ohio and 3 of which are in western Pennsylvania.  The Company will be acquiring 100% of the outstanding equity interests of Cambridge with a cash-free, debt free balance sheet for an all-cash purchase price of $32.5 million.   The cash consideration is expected to be funded from the Company’s existing cash.

On August 5, 2011, the Company consummated the Cambridge transaction.  The Company funded the cash consideration from the Company’s existing cash.

No pro forma financial information or audited financial statements are required to be filed with the SEC in connection with the consummation of this transaction.

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

32.1

Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Financial statements from the quarterly report on Form 10-Q of Almost Family, Inc. for the quarter ended June 30, 2011, filed on August 8, 2011, formatted in XBRL:  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALMOST FAMILY, INC.

Date August 8, 2011	By:	/s/ William B. Yarmuth
William B. Yarmuth
Chairman of the Board, President &
Chief Executive Officer

	By:	/s/ C. Steven Guenthner
C. Steven Guenthner
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)