Form 10-Q
period 2011-09-30
ALMOST FAMILY INC
filed 2011-11-09
CIK 799231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number  001-09848

ALMOST FAMILY, INC.

(Exact name of Registrant as specified in its charter)

Delaware	06-1153720
(State or other jurisdiction of	(I.R.S. Employer Identification
incorporation or organization)	Number)

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock    $0.10 par value

Shares outstanding at November 4, 2011  9,367,454

ALMOST FAMILY, INC. AND SUBSIDIARIES

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2011
	(UNAUDITED)	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$29,611	$47,943
Accounts receivable - net	45,308	39,772
Prepaid expenses and other current assets	6,316	3,513
Deferred tax assets	7,591	8,521
TOTAL CURRENT ASSETS	88,826	99,749

PROPERTY AND EQUIPMENT - NET	4,773	4,514
GOODWILL	130,868	101,060
OTHER INTANGIBLE ASSETS	19,735	14,285
OTHER ASSETS	459	519
	$244,661	$220,127

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,675	$5,424
Accrued other liabilities	23,729	20,529
Current portion - capital leases and notes payable	1,300	1,695
TOTAL CURRENT LIABILITIES	30,704	27,648

LONG-TERM LIABILITIES:
Notes payable	1,125	1,325
Deferred tax liabilities	12,219	8,763
Other liabilities	—	223
TOTAL LONG-TERM LIABILITIES	13,344	10,311
TOTAL LIABILITIES	44,048	37,959

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.05; authorized 2,000 shares; none issued or outstanding	—	—
Common stock, par value $0.10; authorized 25,000; 9,367 and 9,239 issued and outstanding	938	924
Treasury stock, at cost, 13 and 4 shares	(431)	(139)
Additional paid-in capital	100,300	97,073
Retained earnings	99,806	84,310
TOTAL STOCKHOLDERS’ EQUITY	200,613	182,168
	$244,661	$220,127

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended September 30,
	2011	2010
Net service revenues	$86,207	$84,379

Cost of service revenues (excluding depreciation and amortization)	43,345	38,754
Gross margin	42,862	45,625
General and administrative expenses:
Salaries and benefits	24,832	22,835
Other	9,993	9,516
Total general and administrative expenses	34,825	32,351
Operating income	8,037	13,274
Interest expense, net	(41)	(60)
Income before income taxes	7,996	13,214
Income tax expense	(3,154)	(5,274)
Net income	$4,842	$7,940

Per share amounts-basic:
Average shares outstanding	9,296	9,143
Net income	$0.52	$0.87

Per share amounts-diluted:
Average shares outstanding	9,346	9,343
Net income	$0.52	$0.85

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except per share data)

	Nine Months Ended September 30,
	2011	2010
Net service revenues	$250,521	$250,813
Cost of service revenues (excluding depreciation and amortization)	121,925	114,254
Gross margin	128,596	136,559
General and administrative expenses:
Salaries and benefits	72,777	67,957
Other	29,852	28,761
Total general and administrative expenses	102,629	96,718
Operating income	25,967	39,841
Interest expense, net	(140)	(210)
Income before income taxes	25,827	39,631
Income tax expense	(10,331)	(15,905)
Net income	$15,496	$23,726

Per share amounts-basic:
Average shares outstanding	9,271	9,101
Net income	$1.67	$2.61

Per share amounts-diluted:
Average shares outstanding	9,359	9,354
Net income	$1.66	$2.54

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$15,496	$23,726
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	2,170	2,102
Provision for uncollectible accounts	1,394	2,672
Stock-based compensation	1,040	1,308
Deferred income taxes	2,522	1,328
	22,622	31,136
Change in certain net assets and liabilities, net of the effects of acquisitions:
Decrease (increase) in:
Accounts receivable	(810)	(6,456)
Prepaid expenses and other current assets	250	(692)
Other assets	60	11
(Decrease) increase in:
Accounts payable and accrued expenses	(2,718)	3,280
Net cash provided by operating activities	19,404	27,279

Cash flows from investing activities:
Capital expenditures	(1,860)	(1,952)
Acquisitions, net of cash acquired	(35,689)	(2,326)
Net cash used in investing activities	(37,549)	(4,278)

Cash flows from financing activities:
Proceeds from exercise of stock options	292	381
Purchase of common stock in connection with share awards	(440)	(628)
Tax benefit from share awards	1,556	1,258
Principal payments on capital leases and notes payable	(1,595)	(1,758)
Net cash used in financing activities	(187)	(747)

Net change in cash and cash equivalents	(18,332)	22,254
Cash and cash equivalents at beginning of period	47,943	19,389
Cash and cash equivalents at end of period	$29,611	$41,643

Summary of non-cash investing and financing activities:
Settlement of Directors Deferred Compensation Plan	$501	$—
Acquisitions funded by notes payable	$1,000	$—

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Unless otherwise indicated, all dollars and share amounts are in thousands)

1.             Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2011 and 2010 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations.  Accordingly, the reader of this Form 10-Q is referred to Almost Family, Inc.’s (the “Company”) Form 10-K for the year ended December 31, 2010 for further information. In the opinion of management of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position at September 30, 2011, the results of operations for the three and nine month periods ended September 30, 2011 and cash flows for the nine month periods ended September 30, 2011 and 2010.  The results of operations for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the operating results for the year.

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

In July 2011, the FASB issued ASU 2011-07, Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities.  Under ASU 2011-07, only health care organizations (HCOs) that do not assess the collectability of a receivable before recognizing revenue will present their provision for bad debt related to patient service revenue as a deduction from revenue on the face of the statement of operations.  ASU 2011-07 also requires and expands qualitative and quantitative disclosures about changes in the allowance.  For certain HCOs, the guidance may result in the provision for bad debts being presented in two separate lines, a contra-revenue line for bad debts related to patient services and a bad debts line for bad debts related to all other sources of income.  ASU 2011-07 is effective for the Company in the first quarter of 2012.  The amendments to the presentation of the provision for bad debts related to patient service revenue in the statement of operations are applied retrospectively to all prior periods presented, while required disclosures are provided prospectively.  The Company is still evaluating the provisions of ASU 2011-07.  However, the adoption of this standard will not impact net income and is not expected to have a material impact on the consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08: Intangibles — Goodwill and Other (Topic 350) which will amend current guidance to allow companies to first perform a qualitative assessment to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. ASU 2011-08 is effective for the Company beginning January 1, 2012, with early adoption permitted. The adoption of ASU 2011-08 is not expected to have a material impact on the Company’s consolidated financial statements.

Financial Statement Reclassifications

Certain amounts have been reclassified in the 2010 consolidated financial statements and related notes in order to conform to the 2011 presentation. Such reclassifications had no effect on previously reported net income.

Discontinued Operations

The Company follows the guidance in Accounting Standards Codification (“ASC”) 205-20, Discontinued Operations and, when appropriate, reclassifies operating units closed, sold or held for sale out of continuing operations and into discontinued operations for all periods presented.  In the quarter ended March 31, 2011, the Company reclassified operating results related to its closed Boston Personal Care business unit into discontinued operations.  For the three and nine month periods ended September 30, 2010, net service revenues were reduced by approximately $519 and $1,473, respectively and net income was reduced by $44 and $129, respectively.  This reclassification did not significantly impact net service revenue or net income for the three and nine month periods ended September 30, 2011.  Because this reclassification had no effect on diluted earnings per share for any period presented, income from discontinued operations is not presented separately on the face of the accompanying statements of income.

2.           Segment Data

The Company has two reportable segments, Visiting Nurse (VN) and Personal Care (PC), and has service locations in Florida, Kentucky, Ohio, Connecticut, New Jersey, Massachusetts, Missouri, Alabama, Illinois, Pennsylvania and Indiana.  Reportable segments have been identified based upon how management has organized the business by services provided to customers and the criteria in ASC 280, Segment Reporting.  The Company does not allocate certain expenses to the reportable segments.  These expenses are included in corporate expenses below.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net service revenues:
Visiting Nurse	$70,230	$74,155	$214,127	$220,643
Personal Care	15,977	10,224	36,394	30,170
	86,207	84,379	250,521	250,813
Operating income before corporate expenses:
Visiting Nurse	10,276	16,537	35,092	50,118
Personal Care	2,589	1,382	5,290	3,940
	12,865	17,919	40,382	54,058
Corporate expenses	4,828	4,645	14,415	14,217
Operating income	$8,037	$13,274	$25,967	$39,841

Interest expense, net	41	60	140	210
Income tax expense	3,154	5,274	10,331	15,905
Net income	$4,842	$7,940	$15,496	$23,726

3.             Capitalized Software Development Costs

The Company capitalizes the cost of internally generated computer software developed for the Company’s own use. Software development costs of approximately $104 and $95 were capitalized in the three months ended September 30, 2011 and 2010, respectively and $401 and $409 were capitalized in the nine months ended September 30, 2011 and 2010, respectively. Capitalized software development costs are amortized over a three-year period following the initial implementation of the software.

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

The following table summarizes the activity related to goodwill and other intangible assets for 2011:

		Other Intangible Assets
	Goodwill	Certificates of Need and licenses	Trade Names	Non-compete Agreements	Total
Balances at 12-31-10	$101,060	$6,841	$7,381	$63	$14,285
Additions (Note 10)	29,808	2,250	3,040	230	5,520

Amortization	—	—	—	(70)	(70)
Balances at 9-30-11	$130,868	$9,091	$10,421	$223	$19,735

Of total goodwill, $102,015 and $28,853 relates to the VN segment and the PC segment, respectively. Amortization expense recognized on finite-lived intangible assets for the third quarter of 2011 and 2010 was $26 and $76, respectively, and for the nine months ended September 30, 2011 and 2010 was $70 and $227, respectively.

5.             Revolving Credit Facility

At September 30, 2011, the Company had a $125 million senior secured revolving credit facility with JP Morgan Chase Bank, NA, as Administrative Agent, Bank of America, as Syndication Agent and certain other lenders (the “Facility”).  The Facility consists of a $125 million credit line with a maturity date of December 2, 2015 and an “accordion” feature providing for potential future expansion of the facility to $175 million.  Borrowings (other than letters of credit) under the credit facility are at either the bank’s prime rate plus a margin (ranging from 1.25% to 2.25%, currently 1.25%) or LIBOR plus a margin (ranging from 2.25% to 3.25%, currently 2.25%).  The margin for prime rate or LIBOR borrowings is determined by the Company’s leverage.  Borrowings under the Facility are secured by a first priority perfected security interest in all tangible and intangible assets of the Company, and all existing and future direct and indirect subsidiaries of the Company, as guarantors.

The weighted average prime rate-based interest rates were 4.50% and 3.25% for the three months ended September 30, 2011 and 2010, respectively.  The weighted average LIBOR rates were 2.55% and 1.99% for the three months ended September 30, 2011 and 2010, respectively.  The Company pays a quarterly commitment fee of 0.30% to 0.50% on the average daily unused facility balance based on leverage. Borrowings are subject to various covenants including a multiple of 3.0 times earnings before interest, income tax, depreciation and amortization (“EBITDA”).  “EBITDA” may include “Acquired EBITDA” from pro-forma acquisitions pursuant to a calculation rider, up to 50% of “Adjusted EBITDA”, as defined.  Borrowings under the Facility may be used for general corporate purposes, including acquisitions. As of September 30, 2011, the formula permitted all $125 million to be used, of which no amounts were outstanding.  The Company had irrevocable letters of credit totaling $5.8 million outstanding in connection with the Company’s self-insurance programs, which resulted in a total of $119.2 million being available for use at September 30, 2011. As of September 30, 2011, the Company was in compliance with the Facility’s various financial covenants. Under the most restrictive of its covenants, the Company was required to maintain minimum net worth of at least $145.2 million at September 30, 2011.  At such date, the Company’s net worth was approximately $200.6 million.

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

7.             Stock-Based Compensation

The Company issues both restricted share and option awards to employees and non-employee directors.  Restricted share awards cliff vest on the third anniversary, while option share awards vest annually in 25% increments over four years.  At September 30, 2011, the Company had 71 unvested restricted shares with a weighted average grant date fair value of $37.85.  Stock option grant date fair values are determined at the date of grant using a Monte Carlo option valuation model with suboptimal exercise behavior.  Changes in option awards outstanding are summarized as follows:

	Shares	Wtd Avg Ex. Price
December 31, 2010	314	$18.87

Granted	32	36.69
Exercised	(38)	10.86
Forfeited	(16)	(28.05)
September 30, 2011	292	$25.15

8.             Earnings per Common Share

A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted earnings per common share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Basic weighted average outstanding shares	9,296	9,143	9,271	9,101
Add common equivalent shares representing shares issuable upon exercise of dilutive awards	50	200	88	253
Diluted weighted average number of shares	9,346	9,343	9,359	9,354

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

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against the Company by various claimants.  The claims are in various stages of processing and some may ultimately be brought to trial.  The Company is aware of incidents that have occurred through September 30, 2011 that may result in the assertion of additional claims.  The Company currently carries professional and general liability insurance coverage (on a claims made basis) for this exposure with no deductible.  The Company also carries D&O coverage (also on a claims made basis) for potential claims against the Company’s directors and officers, including certain securities actions, with deductibles ranging from $100 to $250 per claim.

The Company records estimated liabilities for its insurance programs based on information provided by the third-party plan administrators, historical claims experience, the life cycle of claims, expected costs of claims incurred but not paid, and expected costs to settle unpaid claims.  The Company monitors its estimated insurance-related liabilities and recoveries, if any, on a monthly basis and as required by ASU 2010-24, has recorded amounts due under insurance policies in other current assets, while recording the estimated carrier liability in other current liabilities in the September 30, 2011 Consolidated Balance Sheet.  As facts change, it may become necessary to make adjustments that could be material to the Company’s results of operations and financial condition.

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

In addition, as previously disclosed, the Company is in the process of complying with a civil subpoena from the United States Department of Health and Human Services Office of Inspector General received in December 2009.  The subpoena seeks the production of various business records relating to the Company’s visiting nurse operations in Birmingham, Alabama, which were acquired in July 2006.  The Company has been advised that the subpoena relates to an investigation arising in the context of a False Claims Act qui tam complaint containing allegations regarding the Company’s Medicare practices.  The Company has also been advised that a qui tam complaint was filed regarding the Company’s Medicare practices at facilities in Tampa, Florida, which were acquired in October 2007.  This complaint has been transferred to Birmingham, Alabama.  The Company has been advised by its counsel of the following updates: 1) the United States filed a motion to extend its intervention deadlines in both cases,  2) the court denied the motion, and  3) the United States has elected not to intervene at this time however its investigation remains active and it could elect to intervene in the future.  The Company is cooperating fully with these investigations.

On April 27, 2010, The Wall Street Journal published an article exploring the relationship between the Centers for Medicare & Medicaid Services home health payment policies and the utilization rates of certain home health agencies.  Following The Wall Street Journal article, on May 12, 2010, the United States Senate Finance Committee (“the Committee”) sent a letter to each of the publicly traded companies mentioned in the article requesting information including Medicare utilization rates for therapy visits.  The Company cooperated fully with the Senate Finance Committee in providing the requested information.  On October 3, 2011, the Committee issued a report on the findings of its inquiry, which found that, among other things, “…none of the documents provided to the Committee by Almost Family show that executives ever pushed therapists to target thresholds or pursue more profitable clinical regimens.”

Subsequent to the Senate Finance Committee inquiry, on June 30, 2010, the Company received a civil subpoena for documents and notice of investigation from the Securities and Exchange Commission.  The Company is continuing to cooperate with the SEC investigation.

Four derivative complaints have been filed in Jefferson Circuit Court, Kentucky, against the members of the Company’s board of directors and chief financial officer. All four lawsuits name the Company as a nominal defendant.  All of the complaints refer to The Wall Street Journal article and the subsequent governmental investigations and make various allegations that the individual defendants breached duties owed to the Company in connection with Medicare reimbursements for home therapy visits.  The complaints seek damages from each of the individual defendants on behalf of the Company, various corporate governance reforms, and an award of attorneys’ fees and costs.  The Defendants have not filed a responsive pleading.  The Company’s outside directors (and the Company as nominal defendant) filed a motion to stay the proceedings in light of the derivative complaint filed in the U.S. District Court for the Western District of Kentucky (discussed below).  However, dismissal of the federal court action (Huston) mentioned below mooted that motion and it was withdrawn.  Counsel for the Plaintiffs in these suits has until December 15, 2011 to file an amended consolidated complaint or designate an operative complaint.

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

A fifth derivative complaint titled Blaze B. Huston, Derivatively and on Behalf of Almost Family, Inc. v. William B. Yarmuth, et al. was filed in the U.S. District Court for the Western District of Kentucky on November 10, 2010, against the members of the Company’s board of directors and its chief financial officer.  The lawsuit names the Company as a nominal defendant.  The complaint refers to The Wall Street Journal article and the subsequent governmental investigations and makes various allegations that the defendants breached duties owed to the Company in connection with Medicare reimbursements for home therapy visits.  The complaint seeks damages from each of the individual defendants on behalf of the Company, various corporate governance reforms, and an award of attorneys’ fees and costs.  All defendants sought dismissal of the complaint on the ground that the Plaintiff failed to make a demand on the board of directors before filing suit.  However, before the Court could rule on that motion to dismiss, counsel for Huston voluntarily dismissed that suit and it was “replaced” by a new suit brought by the same attorneys representing a different derivative plaintiff, Richard Carey, but making the same allegations against the same defendants as in the Huston suite.  Richard W. Carey, Derivatively and on Behalf of Almost Family, Inc. v. William B. Yarmuth, Steven B. Bing, Donald G. McClinton, Tyree G. Wilburn, Jonathan D. Goldberg, W. Earl Reed, III and Henry M. Altman, Jr., U.S. District Court for the Western District of Kentucky, 3:11-CV-163-H.  Defendants have moved to dismiss or stay the Carey suit based upon the federal abstention doctrine which permits the federal court to dismiss or stay a later filed federal action that duplicates allegations made in pending state court proceedings.  The Court granted the motion to stay until a status conference or further order of the Court.

Four putative class action lawsuits pending against Almost Family in the United States District Court for the Western District of Kentucky were consolidated into a single class action lawsuit entitled In Re Almost Family Securities Litigation.  The consolidated complaint was filed on March 4, 2011.  The complaint refers to The Wall Street Journal article and the subsequent governmental investigations and alleges that the Company, its chief executive officer and chief financial officer violated federal securities laws.  The complaint seeks damages and awards of attorneys’ fees and costs.  The Company and its officers have filed a motion to dismiss the complaint, and the motion has been fully briefed.

Given the current status of these matters, the Company is unable to assess the probable outcome or potential liability, if any, arising from these matters.

10.          Acquisitions

Each acquisition below was completed in pursuit of the Company’s strategy of expanding its operations as a leading provider of home health services in the eastern United States through service base expansion and densification of certain geographic areas.  The acquisitions were accounted for using the purchase method of accounting.  Other general and administrative expenses in Consolidated Statements of Income for the nine months ended September 30, 2011 includes $533 for acquisition costs and $373 for transition costs for the transactions below.

Goodwill recognized from the acquisitions primarily relates to expected contributions of each entity to the overall corporate strategy in addition to synergies and acquired workforce, which are not separable from goodwill.  Goodwill totaling $4.8 million and $25.0 million was allocated to the VN and PC segments, respectively, from the acquisitions below.

On April 1, 2011, the Company acquired the assets of a Medicare-certified home health agency in Cincinnati, Ohio with approximately $5 million in annual revenues for $5.3 million in total consideration consisting of cash and a $1 million note payable.  Fair values of assets acquired were primarily related to goodwill and other intangibles, which are fully deductible for tax purposes.

On August 5, 2011 the Company acquired 100% of the outstanding equity interests of Cambridge Home Health Care Holdings, Inc. (Cambridge) with a cash-free, debt-free balance sheet for an all-cash purchase price of $32.8 million.  Cambridge and its subsidiaries own and operate 37 home health branches with 34 in Ohio and three in western Pennsylvania.  Cambridge’s audited financial statements for the year ended December 31, 2010 reported $38.2 million in revenues of which $33.7 million would be classified in the PC segment and $4.5 million would be classified in the VN segment.

The Company is currently in the process of valuing the assets acquired and liabilities assumed for the Cambridge acquisition, to allocate the purchase price to the individual assets acquired and liabilities assumed.  The preliminary allocation of purchase price included in the current period balance sheet is based on the Company’s current best estimate and is subject to revision based on final determination of fair value.  The following table summarizes the Company’s preliminary fair value estimates of the assets acquired and liabilities assumed:

Accounts receivable	$5,712
Property, plant & equipment	269
Other assets	319
Goodwill	25,305
Other intangibles	5,200
Assets acquired	36,805
Liabilities assumed	(3,990)
Net assets acquired	$32,815

The Cambridge transaction was a 100% acquisition of stock and accordingly, tax deductible goodwill is limited to $4.5 million.

11.          Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes.  The Company’s effective income tax rates for the three and nine month periods ended September 30, 2011 and 2010 were approximately 39.4% and 40.0%, respectively.

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

12.          Subsequent Events

Management has evaluated all events and transactions that occurred after September 30, 2011.  The Company had no material subsequent events requiring recognition in the consolidated financial statements.

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

•                  changes in Medicare and Medicaid reimbursement levels including the Company’s expectations with regard to the impact of the Medicare 2012 final rule;

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

Operating Segments

We have two reportable segments, Visiting Nurse (VN) and Personal Care (PC), and have service locations in Florida, Kentucky, Ohio, Connecticut, New Jersey Massachusetts, Missouri, Alabama, Illinois, Pennsylvania, and Indiana (in order of revenue significance).  Reportable segments have been identified based upon how management has organized the business by services provided to customers and the criteria in ASC 280, Segment Reporting.

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

In November 2010, CMS released final revisions to Medicare home health reimbursement rates and regulations for 2011.  Among other changes, the rule included:

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

The final rule became effective January 1, 2011.  However, CMS delayed enforcement of face-to-face encounter requirements until April 1, 2011, which was also the effective date for therapy reassessment requirements.  Both requirements are discussed further below.

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

As a condition of payment, documentation regarding both these new rules must be maintained in the home health agency’s patient medical records. These and other regulations driven by implementing the provisions of the PPACA may similarly increase our costs, decrease our revenues, expose us to expanded liability or require us to revise the ways in which we conduct our business. Refer to the results of operations for the impact of these items on revenue, operating and net income for the three and nine month periods ended September 30, 2011.

On October 31, 2011, CMS released the final Medicare home health reimbursement rates and regulations for 2012.  Among other changes, the rule includes:

•                  A “market basket update” rate increase of 1.4%, less a 3.79% “case mix creep” adjustment (for an effective rate cut of approximately 2.31%)

•                  Removal of two hypertension codes from the case-mix system, lowering high therapy episodes payments and recalibrating case-mix weights, all of which are intended to be budget neutral nationwide, however, reimbursement may increase or decrease for individual providers based on their 2012 patient mix

•                  Added clarifications regarding face-to-face regulations to allow physicians who attend to a home health patient in an acute or post-acute setting to inform the certifying physician of their encounters with the patient in order to satisfy the face-to-face encounter requirement

•                  A negative case-mix coding adjustment to the national standardized 60-day episode payment rates for 2013 of 1.32%.

Our preliminary calculations suggest that the 2012 final rule may reasonably be expected to reduce the Company’s Medicare reimbursement for 2012 between 5.0% and 5.5%, as compared to 2011, assuming no changes in the mix of patients the Company serves.  The Company noted that the new rates impact episodes ended on or after January 1, 2012.  Accordingly, revenues and net income for the quarter ended December 31, 2011 will be partially impacted by these rates.

There has been a great deal of legislative and regulatory change enacted or proposed over the last two years and not all implementing regulations have been published.  Additionally, it is reasonable to expect more changes, especially in light of current political debate and the Budget Control Act of 2011 which increased the debt ceiling and created the Joint Select Committee on Deficit Reduction (the “Supercommittee”).  The Supercommittee is working towards its November 23, 2011 deadline for recommendations to Congress with at least $1.5 trillion in deficit reductions over a ten year period.  The Supercommittee is considering many possible sources for the savings, including proposals that implement co-pays for home health care, among other things.

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

RESULTS OF OPERATIONS

THREE MONTHS

Consolidated

(In thousands)

	Three Months Ended September 30,
	2011		2010		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues:
Visiting Nurse	$70,230	81.5%	$74,155	87.9%	$(3,925)	-5.3%
Personal Care	15,977	18.5%	10,224	12.1%	5,753	56.3%
	86,207	100.0%	84,379	100.0%	1,828	2.2%
Operating income before corporate expenses:
Visiting Nurse	10,276	14.6%	16,537	22.3%	(6,261)	-37.9%
Personal Care	2,589	16.2%	1,382	13.5%	1,207	87.3%
	12,865	14.9%	17,919	21.2%	(5,054)	-28.2%
Corporate expenses	4,828	5.6%	4,645	5.5%	183	3.9%
Operating income	8,037	9.3%	13,274	15.7%	(5,237)	-39.5%
Interest expense, net	41	0.0%	60	0.1%	(19)	-31.7%
Income tax expense	3,154	3.7%	5,274	6.3%	(2,120)	-40.2%
Net income	$4,842	5.6%	$7,940	9.4%	$(3,098)	-39.0%

EBITDA	$9,042	10.5%	$14,447	17.1%	$(5,405)	-37.4%

Results for the third quarter of 2011 included both the impact of a Medicare reimbursement rate cut for 2011 which reduced consolidated and VN segment revenue and pre-tax operating income by $3.8 million and the results of our acquisition of Cambridge Home Health Care, Inc. (Cambridge), which closed on August 5, 2011.

On a consolidated basis, net service revenues increased $1.8 million, or about 2.2%, to $86.2 million in 2011 up from $84.4 million in 2010 due to $6.2 million of revenue from our Cambridge acquisition which was partially offset by the Medicare rate cut in the VN segment.

Operating income before corporate expenses during the third quarter of 2011 declined $5.1 million from the prior year quarter primarily as a result of the Medicare rate cut, performance issues in our Florida VN operations and to a lesser degree operational challenges related to the implementation of new regulatory compliance programs in the VN segment, all of which were partially offset by operating income before corporate expenses from our Cambridge acquisition.  Refer to segment results for further discussion.

Corporate expenses in 2011 included $490 of Cambridge transition and acquisition-related costs, which was partially offset by management incentives in the prior year which did not repeat in 2011 based on year to date 2011 operating results.  The third quarter of 2010 included no costs for transition or acquisition.  Costs to respond to governmental inquiries and resulting litigation, net of anticipated insurance coverage, were consistent at $259 and $258 in 2011 and 2010, respectively.

The effective tax rate was approximately 39.4% in the third quarter of 2011, down from 40.3% in the first half of 2011 and throughout 2010, primarily due to the lowering of our effective tax rate to 40% during the third quarter.  The change in the effective tax rate was primarily driven by a lower state tax rate from the Cambridge acquisition.

Visiting Nurse Segment

	Three Months Ended September 30,
	2011		2010		Change
(In thousands, except for statistics)	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$70,230	100.0%	$74,155	100.0%	$(3,925)	-5.3%
Cost of service revenues	32,823	46.7%	32,048	43.2%	775	2.4%
Gross margin	37,407	53.3%	42,107	56.8%	(4,700)	-11.2%
General and administrative expenses:
Salaries and benefits	20,681	29.4%	19,253	26.0%	1,428	7.4%
Other	6,450	9.2%	6,317	8.5%	133	2.1%
Total general and administrative expenses	27,131	38.6%	25,570	34.5%	1,561	6.1%
Operating income before corporate expenses	$10,276	14.6%	$16,537	22.3%	$(6,261)	-37.9%

Average number of locations	100		88		12	13.6%

All payors:
Patients Months	51,739		51,832		(93)	-0.2%
Admissions	15,043		14,359		684	4.8%
Billable Visits	475,046		469,992		5,054	1.1%

Medicare Statisitics:
Revenue (in thousands)	$64,508	91.9%	$67,936	91.6%	$(3,428)	-5.0%
Billable visits	400,111		394,668		5,443	1.4%
Admissions	13,662		13,030		632	4.9%
Recertifications	8,143		8,648		(505)	-5.8%
Episodes Completed	21,176		21,763		(587)	-2.7%

Revenue per completed episode	$3,008		$3,156		$(148)	-4.7%
Visits per episode	18.3		18.1		0.2	1.1%

VN segment net service revenues decreased $3.9 million or about 5.3% to $70.2 million in 2011 down from $74.2 million in 2010, primarily due to a $3.8 million Medicare rate cut.  The positive impact of a 4.9% growth in Medicare admissions, 2.6% of which was organic, was offset by a 5.8% decline in recertifications and a $0.5 million revenue allowance for episodes started after April 1, 2011 related to the new face-to-face and therapy reassessment regulations.

Cost of service revenues increased about 2.4%, partially driven by our visit volumes which grew 1.1% and the remainder due to continued disruption in Florida labor cost control during the third quarter resulting from our second quarter management changes in the midst of complying with the new regulatory requirements.  Additionally, higher fuel costs drove increased mileage reimbursement rates and increased our cost of service revenues by $0.2 million as compared to the prior year.

General and administrative salaries and benefits grew by about $1.4 million primarily as a result of new branches in operation, expansion of our sales and marketing work force and higher than normal Florida labor costs.  In the quarter ended September 30, 2011, VN operations in Florida account for approximately 44% of total VN segment revenues.  General and administrative other expenses increased $0.1 million, or 2.1%, from 2010.

As a result, VN segment operating income before corporate expenses declined $6.3 million to $10.3 million from $16.5 million in 2010, while operating income before corporate expenses as a percent of revenues decreased to 14.6% in 2011 from 22.3% in 2010.

Personal Care Segment

	Three Months Ended September 30,
	2011		2010		Change
(In thousands, except for statistics)	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$15,977	100.0%	$10,224	100.0%	$5,753	56.3%
Cost of service revenues	10,512	65.8%	6,705	65.6%	3,807	56.8%
Gross margin	5,465	34.2%	3,519	34.4%	1,946	55.3%
General and administrative expenses:
Salaries and benefits	1,947	12.2%	1,306	12.8%	641	49.1%
Other	929	5.8%	831	8.1%	98	11.8%
Total general and administrative expenses	2,876	18.0%	2,137	20.9%	739	34.6%
Operating income before corporate expenses	$2,589	16.2%	$1,382	13.5%	$1,207	87.3%

Average number of locations	48		22		26	118.2%

Admissions	1,071		688		383	55.7%
Patient months of care	15,748		11,125		4,623	41.6%
Patient days of care	219,359		146,458		72,901	49.8%
Billable hours	891,139		565,429		325,710	57.6%
Revenue per billable hour	$17.93		$18.08		$(0.15)	-0.8%

Our PC segment’s third quarter of 2011 results include our Cambridge acquisition, which was effective August 5, 2011 and primarily drove increases in net service revenues, gross margin and operating income before corporate expenses of $5.3 million, $1.8 million and $1.1 million, respectively.  Additional changes are noted below.

Organic growth increased net service revenues by $0.1 million, while cost of service revenues as a percentage of revenues increased slightly to 65.8% in the third quarter of 2011 from 65.6% in 2010 as direct labor costs and gross margin generally tracked with revenue.

Other general and administrative expenses also includes a $0.1 million decline in bad debt expense in 2011 from 2010.

As a result, PC segment operating income before corporate expenses increased to $2.6 million from $1.4 million in 2010, while operating income before corporate expenses as a percent of revenues increased to 16.2% in 2011 from 13.5% in 2010.

RESULTS OF OPERATIONS

NINE MONTHS

Consolidated

	Nine Months Ended September 30,
	2011		2010		Change
(In thousands)	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues:
Visiting Nurse	$214,127	85.5%	$220,643	88.0%	$(6,516)	-3.0%
Personal Care	36,394	14.5%	30,170	12.0%	6,224	20.6%
	250,521	100.0%	250,813	100.0%	(292)	-0.1%
Operating income before corporate expenses:
Visiting Nurse	35,092	16.4%	50,118	22.7%	(15,026)	-30.0%
Personal Care	5,290	14.5%	3,940	13.1%	1,350	34.3%
	40,382	16.1%	54,058	21.6%	(13,676)	-25.3%
Corporate expenses	14,415	5.8%	14,217	5.7%	198	1.4%
Operating income	25,967	10.4%	39,841	15.9%	(13,874)	-34.8%
Interest expense, net	140	0.1%	210	0.1%	(70)	-33.3%
Income tax expense	10,331	4.1%	15,905	6.3%	(5,574)	-35.0%
Net income	$15,496	6.2%	$23,726	9.5%	$(8,230)	-34.7%

EBITDA	$29,177	11.6%	$43,251	17.2%	$(14,074)	-32.5%

Results for the nine months ended September 30, 2011 included the impact of a Medicare reimbursement rate cut for 2011 which reduced consolidated and VN segment revenue and pre-tax operating income by $11.5 million and further include the results of our Cambridge acquisition.  Refer to the quarterly PC segment discussion regarding the Cambridge acquisition.

On a consolidated basis, net service revenues decreased $0.3 million or about 0.1% to $250.5 million in 2011 down from $250.8 million in 2010 primarily due to the Medicare rate cut in the VN segment which was partially offset by net service revenues from our Cambridge acquisition and VN segment volume growth.

Operating income before corporate expenses declined $13.7 million from the same period in the prior year largely as a result of the Medicare rate cut and performance issues in our Florida VN operations, which were partially offset by operating income before corporate expenses from our Cambridge acquisition.  Refer to segment results and to the quarterly results for further discussion of those matters.

Corporate expenses in 2011 included approximately $1.1 million of governmental inquiries and resulting litigation costs, net of anticipated insurance coverage, up from $0.5 million in 2010, approximately $0.9 million of costs related to acquisition and transition activities.  Corporate expenses in 2010 included $2.2 million for management incentives which did not repeat in 2011 based on year to date 2011 operating results and no acquisition or transition costs.

The effective tax rate was approximately 40.0% in 2011, down from 40.1% in 2010, primarily due to the impact of a lower state tax rate from the Cambridge acquisition.

Visiting Nurse Segment

	Nine Months Ended September 30,
	2011		2010		Change
(In thousands, except for statistics)	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$214,127	100.0%	$220,643	100.0%	$(6,516)	-3.0%
Cost of service revenues	98,193	45.9%	94,331	42.8%	3,862	4.1%
Gross margin	115,934	54.1%	126,312	57.2%	(10,378)	-8.2%
General and administrative expenses:
Salaries and benefits	61,771	28.8%	56,954	25.8%	4,817	8.5%
Other	19,071	8.9%	19,240	8.7%	(169)	-0.9%
Total general and administrative expenses	80,842	37.8%	76,194	34.5%	4,648	6.1%
Operating income before corporate expenses	$35,092	16.4%	$50,118	22.7%	$(15,026)	-30.0%

Average number of locations	95		86		9	10.5%

All payors:
Patients Months	156,675		153,753		2,922	1.9%
Admissions	46,008		43,436		2,572	5.9%
Billable Visits	1,437,293		1,407,168		30,125	2.1%

Medicare Statisitics:
Revenue (in thousands)	$197,567	92.3%	$202,726	91.9%	$(5,159)	-2.5%
Billable visits	1,215,570		1,177,389		38,181	3.2%
Admissions	42,037		39,390		2,647	6.7%
Recertifications	24,328		25,799		(1,471)	-5.7%
Episodes Completed	65,630		64,042		1,588	2.5%

Revenue per completed episode	$3,000		$3,139		$(139)	-4.4%
Visits per episode	18.1		18.0		0.1	0.6%

VN segment net service revenues declined to $214.1 million in 2011, a 3.0% decrease from $220.6 million in the same period of 2010 primarily due to a $11.5 million Medicare rate cut, partially offset by higher volumes.  A 6.7% increase in Medicare admissions, 5.3% of which was organic, was partially offset by a 5.7% decrease in recertifications and a $0.9 million revenue allowance related to new regulatory requirements as explained in the discussion of quarterly results.

Cost of service revenues increased about 4.1% partially driven by visit volumes which grew 2.1%.  Refer to the discussion of quarterly results for the impact of operational issues in Florida which continued in the third quarter and also impacted our nine month results.

General and administrative salaries and benefits grew by about $4.8 million primarily as a result of new branches in operation, expansion of our sales and marketing work force and costs related to the labor cost disruptions in the second and third quarters.  General and administrative other expenses as a percentage of revenue increased to 8.9% in 2011, from 8.7% in 2010.

As a result, VN segment operating income before corporate expenses declined to $35.1 million from $50.1 million in 2010.

Personal Care Segment

	Nine Months Ended September 30,
	2011		2010		Change
(In thousands, except for statistics)	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$36,394	100.0%	$30,170	100.0%	$6,224	20.6%
Cost of service revenues	23,723	65.2%	19,922	66.0%	3,801	19.1%
Gross margin	12,671	34.8%	10,248	34.0%	2,423	23.6%
General and administrative expenses:
Salaries and benefits	4,817	13.2%	3,936	13.0%	881	22.4%
Other	2,564	7.0%	2,372	7.9%	192	8.1%
Total general and administrative expenses	7,381	20.3%	6,308	20.9%	1,073	17.0%
Operating income before corporate expenses	$5,290	14.5%	$3,940	13.1%	$1,350	34.3%

Average number of locations	31		22		9	40.9%

Admissions	2,584		2,214		370	16.7%
Patient months of care	37,583		33,751		3,832	11.4%
Patient days of care	503,243		432,882		70,361	16.3%
Billable hours	2,015,261		1,690,822		324,439	19.2%
Revenue per billable hour	$18.06		$17.84		$0.22	1.2%

Our PC segment’s third quarter of 2011 results include our Cambridge acquisition, which was effective August 5, 2011 and primarily drove increases in net service revenues, gross margin and operating income before corporate expenses of $5.3 million, $1.8 million and $1.1 million, respectively.  Additional changes are noted below.

Organic PC segment net service revenues also increased $0.2 million, or 0.6%, due to an organic increase in average rate per hour (which was generated from changes in discipline, payor and geographic mix rather than actual rate increases).

Cost of service revenues declined as a percentage of revenue to 65.2% from 66.0% primarily due to lower workers compensation costs incurred during 2011.

As a result, PC segment operating income before corporate expenses increased to $5.3 million from $3.9 million in 2010, while operating income before corporate expenses as a percent of revenues increased to 14.5% in 2011 from 13.1% in 2010.

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

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against us by various claimants.  The claims are in various stages of processing and some may ultimately be brought to trial.  We are aware of incidents that have occurred through September 30, 2011 that may result in the assertion of additional claims.  We currently carry professional and general liability insurance coverage (on a claims made basis) for this exposure with no deductible.  We also carry D&O coverage (also on a claims made basis) for potential claims against our directors and officers, including certain securities actions, with deductibles ranging from $100 to $250 per claim.

We record estimated liabilities for our insurance programs based on information provided by the third-party plan administrators, historical claims experience, the life cycle of claims, expected costs of claims incurred but not paid, and expected costs to settle unpaid claims.  We monitor our estimated insurance-related liabilities and recoveries, if any, on a monthly basis and as required by ASU 2010-24 record amounts due under insurance policies in other current assets, while recording the estimated carrier liability in other current liabilities in the September 30, 2011 Consolidated Balance Sheet.  As facts change, it may become necessary to make adjustments that could be material to our results of operations and financial condition.

Revolving Credit Facility

We have a $125 million senior secured revolving credit facility with JP Morgan Chase Bank, NA, as Administrative Agent, Bank of America, as Syndication Agent and certain other lenders (the “Facility”).  The Facility consists of a $125 million credit line with a maturity date of December 2, 2015 and an “accordion” feature providing for potential future expansion of the facility to $175 million.  Borrowings (other than letters of credit) under the credit facility are made at either: a) the bank’s prime rate plus a margin (ranging from 1.25% to 2.25%, currently 1.25%) or b) LIBOR plus a margin (ranging from 2.25% to 3.25%, currently 2.25%).  The margin for prime rate or LIBOR borrowings is determined by our leverage.  Borrowings under the Facility are secured by a first priority perfected security interest in all our tangible and intangible assets, and all our existing and future direct and indirect subsidiaries, as guarantors.

The weighted average prime rate-based interest rates were 4.50% and 3.25% for the three months ended September 30, 2011 and 2010, respectively.  The weighted average LIBOR rates were 2.55% and 1.99% for the three months ended September 30, 2011 and 2010, respectively.  We pay a quarterly commitment fee of 0.30% to 0.50% on the average daily unused facility balance based on leverage. Borrowings are subject to various covenants including a multiple of 3.0 times earnings before interest, taxes, depreciation and amortization (“EBITDA”). “EBITDA” may include “Acquired EBITDA” from pro-forma acquisitions pursuant to a calculation rider, up to 50% of “Adjusted EBITDA”, as defined. Borrowings under the Facility may be used for general corporate purposes, including acquisitions. As of September 30, 2011, the formula permitted all $125 million to be used against which we had irrevocable letters of credit totaling $5.8 million outstanding in connection with our self-insurance programs. As a result a total of $119.2 million was available for borrowing at September 30, 2011. As of September 30, 2011, we were in compliance with the Facility’s various financial covenants. Under the most restrictive of its covenants, we were required to maintain minimum net worth of at least $145.2 million at September 30, 2011.  At such date, our net worth was approximately $200.6 million.

We believe that this facility plus cash on hand will be sufficient to fund our operating needs for at least the next year.  We will continue to evaluate additional capital, including possible debt and equity investments in the Company, to support a more rapid development of the business than would be possible with internal funds.

Cash Flows

Key elements to the Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 were:

Net Change in Cash and Cash Equivalents	2011	2010
Provided by (used in):
Operating activities	$19,404	$27,279
Investing activities	(37,549)	(4,278)
Financing activities	(187)	(747)
Net change in cash and cash equivalents	$(18,332)	$22,254

2011

Net cash provided by operating activities resulted primarily from current period net income of $15.5 million, net of changes in accounts receivable, accounts payable and accrued expenses.  Accounts receivable days revenues outstanding was 46 at September 30, 2011 and 43 at December 31, 2010.

The cash used in investing activities was primarily due to the acquisitions completed in April and August of 2011 for total cash of approximately $35.7 million, with the remainder due to capital expenditures.

Net cash used in financing activities for the nine months ended September 30, 2011 decreased over the prior year period primarily due to a $0.3 million increase in the tax benefit from share-based awards.  The Company receives a current tax deduction, subject to IRS limits, at exercise for option awards or when the restriction lapses for restricted awards.

2010

Net cash provided by operating activities resulted primarily from current period income of $23.7 million, net of changes in accounts receivable, accounts payable and accrued expenses.  Accounts receivable days revenues outstanding were 42 at September 30, 2010, 44 at June 30, 2010 and 41 at December 31, 2009.

The cash used in investing activities was primarily due to additional amounts paid under earn-out agreements entered into in conjunction with our historical acquisitions and capital expenditures of $2.0 million.

Net cash used in financing activities for the nine months ended September 30, 2010 resulted primarily from the tax benefit of stock option exercises and payment of $1.8 million on capital leases and notes payable.  The Company’s stock option plans permit optionees to have option shares withheld on exercises in lieu of submitting to the Company the amount necessary for income tax withholdings.  Such withholding of shares in lieu of taxes is shown in the cash flow as a repurchase of shares in the amount of $628.  The Company receives a current tax deduction for compensation expense subject to IRS limits.  Such deductions related to stock option exercises in 2010 are shown in the cash flow statement as a cash flow influx of approximately $1.3 million.

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

The following table sets forth a reconciliation of Net Income to EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$4,842	$7,940	$15,496	$23,726
Add back:
Interest expense	41	60	140	210
Income tax expense	3,154	5,274	10,331	15,905
Depreciation and amortization	695	736	2,170	2,102
Amortization of stock-based compensation	310	437	1,040	1,308
Earnings before interest, income taxes, depreciation and amortization (EBITDA)	$9,042	$14,447	$29,177	$43,251

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Instruments

The Company does not use derivative instruments.

Market Risk of Financial Instruments

Our primary market risk exposure with regard to financial instruments is to changes in interest rates on long-term obligations.

At September 30, 2011, the Company had no outstanding amounts on its revolving credit facility and, therefore, a hypothetical 100 basis point increase in short-term interest rates would have no impact on annual pre-tax earnings due to higher interest expense.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures — As of September 30, 2011, the Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011.

Changes in Internal Control Over Financial Reporting - There were no changes in the Company’s internal control over financial reporting during the third quarter of 2011, that have materially affected, or are reasonably likely to materially affect, Almost Family, Inc.’s internal control over financial reporting.

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

In addition, as previously disclosed, we are in the process of complying with a civil subpoena from the United States Department of Health and Human Services Office of Inspector General received in December 2009.  The subpoena seeks the production of various business records relating to our visiting nurse operations in Birmingham, Alabama, which were acquired in July 2006.  We have been advised that the subpoena relates to an investigation arising in the context of a False Claims Act qui tam complaint containing allegations regarding our Medicare practices.  We have also been advised that a qui tam complaint was filed regarding our Medicare practices at facilities in Tampa, Florida, which were acquired in October 2007.  This complaint has been transferred to Birmingham, Alabama.  We have been advised by our counsel of the following updates: 1) the United States filed a motion to extend its intervention deadlines in both cases,  2) the court denied the motion, and  3) the United States has elected not to intervene at this time however its investigation remains active and it could elect to intervene in the future.  We are cooperating fully with these investigations.

On April 27, 2010, The Wall Street Journal published an article exploring the relationship between the Centers for Medicare & Medicaid Services home health payment policies and the utilization rates of certain home health agencies.  Following The Wall Street Journal article, on May 12, 2010, the United States Senate Finance Committee (“the Committee”) sent a letter to each of the publicly traded companies mentioned in the article requesting information including Medicare utilization rates for therapy visits.  We have cooperated fully with the Senate Finance Committee in providing the requested information.  On October 3, 2011, the Committee issued a report on the findings of its inquiry, which found that, among other things, “…none of the documents provided to the Committee by Almost Family show that executives ever pushed therapists to target thresholds or pursue more profitable clinical regimens.”

Subsequent to the Senate Finance Committee inquiry, on June 30, 2010, we received a civil subpoena for documents and notice of investigation from the Securities and Exchange Commission.  We are continuing to cooperate with the SEC investigation.

Four derivative complaints have been filed in Jefferson Circuit Court, Kentucky, against the members of our board of directors and chief financial officer. All four lawsuits name the Company as a nominal defendant.  All of the complaints refer to The Wall Street Journal article and the subsequent governmental investigations and make various allegations that the individual defendants breached duties owed to the Company in connection with Medicare reimbursements for home therapy visits.  The complaints seek damages from each of the individual defendants on behalf of the Company, various corporate governance reforms, and an award of attorneys’ fees and costs.  The Defendants have not filed a responsive pleading.  Our outside directors (and the Company as nominal defendant) filed a motion to stay the proceedings in light of the derivative complaint filed in the U.S. District Court for the Western District of Kentucky (discussed below).  However, dismissal of the federal court action (Huston) mentioned below mooted that motion and it was withdrawn.  Counsel for the Plaintiffs in these suits has until December 15, 2011 to file an amended consolidated complaint or designate an operative complaint.

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

A fifth derivative complaint titled Blaze B. Huston, Derivatively and on Behalf of Almost Family, Inc. v. William B. Yarmuth, et al. was filed in the U.S. District Court for the Western District of Kentucky on November 10, 2010, against the members of our board of directors and its chief financial officer.  The lawsuit names the Company as a nominal defendant.  The complaint refers to The Wall Street Journal article and the subsequent governmental investigations and makes various allegations that the defendants breached duties owed to the Company in connection with Medicare reimbursements for home therapy visits.  The complaint seeks damages from each of the individual defendants on behalf of the Company, various corporate governance reforms, and an award of attorneys’ fees and costs.  All defendants sought dismissal of the complaint on the ground that the Plaintiff failed to make a demand on the board of directors before filing suit.  However, before the Court could rule on that motion to dismiss, counsel for Huston voluntarily dismissed that suit and it was “replaced” by a new suit brought by the same attorneys representing a different derivative plaintiff, Richard Carey, but making the same allegations against the same defendants as in the Huston suite.  Richard W. Carey, Derivatively and on Behalf of Almost Family, Inc. v. William B. Yarmuth, Steven B. Bing, Donald G. McClinton, Tyree G. Wilburn, Jonathan D. Goldberg, W. Earl Reed, III and Henry M. Altman, Jr., U.S. District Court for the Western District of Kentucky, 3:11-CV-163-H.  Defendants have moved to dismiss or stay the Carey suit based upon the federal abstention doctrine which permits the federal court to dismiss or stay a later filed federal action that duplicates allegations made in pending state court proceedings.  The Court granted the motion to stay until a status conference or further order of the Court.

Four putative class action lawsuits pending against Almost Family in the United States District Court for the Western District of Kentucky were consolidated into a single class action lawsuit entitled In Re Almost Family Securities Litigation.  The consolidated complaint was filed on March 4, 2011.  The complaint refers to The Wall Street Journal article and the subsequent governmental investigations and alleges that the Company, its chief executive officer and chief financial officer violated federal securities laws.  The complaint seeks damages and awards of attorneys’ fees and costs.  The Company and its officers have filed a motion to dismiss the complaint, and the motion has been fully briefed.

Given the current status of these matters, we are unable to assess the probable outcome or potential liability, if any, arising from these matters.

ITEM 1A. RISK FACTORS

Information regarding risk factors appears in our Form 10-K for the year ending December 31, 2010, under the heading “Special Caution Regarding Forward — Looking Statements” and in the Form 10-K Part I, Item 1A. Risk Factors.  There have been no material changes from the risk factors disclosed in our Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities (1)
Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 -July 1, 2011 - July 31, 2011	—	$—	—	—
Month # 2 - August 1, 2011 - August 31, 2011	694	$17.48	—	—
Month # 3 - September 1, 2011 - September 30, 2011			—	—
Total	694	$17.48	—	—

(1)  All shares included herein were submitted by employees in lieu of tax withholding that would have otherwise been due on vesting of restricted shares approved by the Company’s Board of Directors.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

10.1

Credit Agreement, dated as of July 15, 2008 among Almost Family, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent and Fifth Third Bank as Syndication Agent.  (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.2

Securities Purchase Agreement dated as of August 2, 2011, among (i) Almost Family, Inc., (ii) National Health Industries, Inc., (iii) Cambridge Home Health Care Holdings, Inc., (iv) Evolve Capital, Ltd., and (v) those Persons holding Company Common Stock and Company Warrants listed on the signature pages  (listed omitted schedules will be furnished supplementally to the SEC upon request).

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

32.1

Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Financial statements from the quarterly report on Form 10-Q of Almost Family, Inc. for the quarter ended September 30, 2011, filed on November 9, 2011 formatted in XBRL:  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALMOST FAMILY, INC.

Date: November 9, 2011	By:	/s/ William B. Yarmuth
William B. Yarmuth
Chairman of the Board, President & Chief Executive Officer

	By:	/s/ C. Steven Guenthner
C. Steven Guenthner
Senior Vice President and Chief Financial Officer (Principal Financial Officer)