Form 10-K
period 2011-12-31
ALMOST FAMILY INC
filed 2012-02-22
CIK 799231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.10 per share	NASDAQ Global Select Market

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

As of June 30, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $226,169,053 based on the last sale price of a share of the common stock as of June 30, 2011 $27.40 as reported by the NASDAQ Global Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 21, 2012
Common Stock, $0.10 par value per share	9,367,454 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders are incorporated by reference in Part III to the extent described therein.

PART I		4
Item 1.	Business	4
Item 1A.	Risk Factors	15
Item 1B.	Unresolved Staff Comments	24
Item 2.	Properties	24
Item 3.	Legal Proceedings	24
Item 4.	Mine Safety Disclosures	26

PART II		26
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	26
Item 6.	Selected Financial Data	28
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	45
Item 8.	Financial Statements and Supplementary Data	46
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	69
Item 9A.	Controls and Procedures	69
Item 9B.	Other Information	69

PART III		70
Item 10.	Directors, Executive Officers and Corporate Governance	70
Items 11, 12, 13 and 14. Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions; and Director Independence; and Principal Accountant Fees and Services		71

PART IV		72
Item 15.	Exhibits and Financial Statement Schedules	72

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

For a detailed discussion of these and other factors that could cause the Company’s actual results to differ materially from the results contemplated by the forward-looking statements, please refer to Item 1A. “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report.  The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. Except as required by law, the Company does not intend to publicly release any revisions to forward-looking statements to reflect unforeseen or other events after the date of this report.  The Company has provided a detailed discussion of risk factors within this annual report on Form 10-K and various filings with the Securities and Exchange Commission (“SEC”).  The reader is encouraged to review these risk factors and filings.

PART I

ITEM 1.  BUSINESS

Introduction

Almost Family, Inc. TM and subsidiaries (collectively “Almost Family”) is a leading, regionally focused provider of home health services. We have service locations in Florida, Kentucky, Ohio, Connecticut, New Jersey, Massachusetts, Missouri, Alabama, Illinois, Pennsylvania and Indiana (in order of revenue significance).

We were incorporated in Delaware in 1985.  Through a predecessor merged into the Company in 1991, we have been providing health care services, primarily home health care, since 1976.  We reported approximately $340 million of revenues for the year ended December 31, 2011.  Unless otherwise indicated, the financial information included in Part I is for continuing operations.

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

How We Are Currently Organized and Operate

The Company has two reportable segments, Visiting Nurse Services (VN or Visiting Nurse) and Personal Care Services (PC or Personal Care).  Reportable segments have been identified based upon how management has organized the business by services provided to customers and the criteria in Accounting Standards Codification (ASC) Topic 280, Segment Reporting.

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

Our PC segment provides services in patients’ homes primarily on an as-needed, hourly basis. These services include personal care, medication management, meal preparation, caregiver respite and homemaking. Our services are often provided to patients who would otherwise be admitted to skilled nursing facilities for long term custodial care.  PC revenues are generated on an hourly basis.  Approximately 81% of the PC segment revenues are generated from Medicaid and other government programs while the balance is generated from insurance programs and private pay patients.

Additional financial information about our segments can be found in Part II, Item 8, Note 11 of our consolidated financial statements and related notes included elsewhere in this Form 10-K.

Our View on Reimbursement and Diversification of Risk

Our Company is highly dependent on government reimbursement programs which pay for the majority of the services we provide to our patients.  Reimbursement under these programs, primarily Medicare and Medicaid, is subject to frequent changes as policy makers balance constituents’ needs for health care services within the constraints of the specific government’s fiscal budgets.  Medicare and Medicaid, respectively, are consuming a greater percentage of federal and states’ budgets, which is exacerbated in times of economic downturn. We believe that these financial issues are cyclical in nature rather than indicative of the long-term prospect for Medicare and Medicaid funding of health care services. Additionally, we believe our services offer the lowest cost alternative to institutional care and are a part of the solution to the federal government’s Medicare and states’ Medicaid financing problems.

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

•                  Expand the significance of our home health services by selectively acquiring other quality providers, through the startup of new agencies and potentially by providing new services in patients’ homes consistent with our Senior Advocacy mission; and

•                  Expand our capital base through both earnings performance and by seeking additional capital investments in our Company.

Overview of Our Services

Visiting Nurse Services

Our VN segment services consist primarily of the provision of skilled in-home medical services to patients in need of short-term recuperative health care.  Our patients are referred to us by their physicians or upon discharge from a hospital or other type of in-patient facility.  We operate 47 Medicare-certified home health agencies with a total of 106 locations.  In the year ended December 31, 2011, approximately 92% of our visiting nurse segment revenues were derived from the Medicare program.

Our Visiting Nurse segment provides a comprehensive range of Medicare-certified home health nursing services.  We receive payment from Medicare, Medicaid and private insurance companies.  Our professional staff includes registered nurses, licensed practical nurses, physical, speech and occupational therapists, and medical social workers.  They fulfill medical treatment plans prescribed by physicians.  Our professional staff is subject to state licensing requirements in the particular states in which they practice.  Para-professional staff members (primarily home health aides) also provide care to these patients.

Our Visiting Nurse segment operations located in Florida normally experience higher admissions during the first quarter and lower admissions during the third quarter than in the other quarters due to seasonal population fluctuations.

Personal Care Services

Our PC segment services are also provided in patients’ homes.  These services (generally provided by para-professional staff such as home health aides) are generally of a custodial rather than skilled nature.  PC revenues are generated on an hourly basis.  We currently operate 60 Personal Care locations.  In the year ended December 31, 2011, approximately 81% of our personal care segment revenues were derived from the Medicaid program.

Operating Locations

Our operating locations were as follows at December 31:

	2011		2010
	Branches		Branches
Geographic Clusters	Visiting Nurse	Personal Care	Visiting Nurse	Personal Care
Southeast
Florida	43	7	42	7
Alabama	3	—	2	—

Northeast
Connecticut	4	7	4	7
New Jersey	4	—	4	—
Massachusetts	4	—	3	—
Pennsylvania	3	3	1	—

Midwest
Kentucky	19	4	17	4
Ohio	16	39	7	4
Missouri	4	—	4	—
Illinois	4	—	4	—
Indiana	2	—	2	—

Total	106	60	90	22

Compensation for Services

We are compensated for our services by (i) Medicare (Visiting Nurse only), (ii) Medicaid, (iii) other third party payors (e.g., insurance companies and other sources), and (iv) private pay (paid by personal funds).  The rates of reimbursement we receive from Medicare, Medicaid and other government programs are generally dictated by those programs.  In determining charge rates for goods and services provided to our other customers, we evaluate several factors including cost and market competition.  We sometimes negotiate contract rates with third party providers such as insurance companies.

Our reliance on government sponsored reimbursement programs makes us vulnerable to possible legislative and administrative regulation changes and budget cut-backs that could adversely affect the number of persons eligible for such programs, the amount of allowed reimbursements or other aspects of the program, any of which could materially affect us.  In addition, loss of certification or qualification under Medicare or Medicaid programs could materially affect our ability to effectively market our services.

The following table sets forth our revenues from operations derived from each major payor class during the indicated periods (by percentage of net revenues) for the years ended December 31:

Payor Group	2011	2010	2009
Medicare	77.1%	80.9%	77.8%
Medicaid and Other Government Programs	18.1%	14.5%	16.6%
Insurance and private pay	4.8%	4.6%	5.6%

Medicare revenues are earned only in our VN segment, where they account for 92% of segment revenues.  Historical changes in payment sources are primarily a result of changes in the types of customers we attract.

See “Government Regulation” and “Risk Factors.”  We will monitor the effects of such items and may consider modifications to our expansion and development strategy when and if necessary.

Acquisitions

The Company has completed several acquisitions over the past three years and will continue to seek to acquire other quality providers of Medicare-certified home health and/or personal care services.

Factors which may affect future acquisition decisions include, but are not limited to, the quality and potential profitability of the business under consideration, and our profitability and ability to finance the transaction.

2011 Acquisitions

On August 5, 2011, we acquired the stock of Cambridge Home Health Care Holdings, Inc. (“Cambridge”).  Cambridge owned and operated 37 home health branches in Ohio and Pennsylvania.  The total purchase price for the stock was $32.8 million, all of which was funded with cash on hand.

On April 1, 2011, we acquired the assets of the Medicare-certified home health agency owned by Caregivers, Inc. in Ohio.  The total purchase price was $5.3 million.  The transaction was funded with cash on hand and a promissory note.

2010 Acquisition

On November 2, 2010, we acquired the assets of a small Medicare-certified home health agency owned by Fayette County Memorial Hospital located in Washington Court House, Ohio.  The transaction was funded with cash on hand and a promissory note.

2009 Acquisition

On June 1, 2009, we acquired the assets of the Medicare-certified home health agencies affiliated with Florida-based Central Florida Health Alliance (“CFHA”), a two-hospital health care company system with home health branches in Leesburg and The Villages for a purchase price of $5.2 million.

Competition, Marketing and Customers

The visiting nurse industry is highly competitive and fragmented.  Competitors include larger publicly held companies such as Amedisys, Inc. (NasdaqGS: AMED), Gentiva Health Services, Inc. (NasdaqGS: GTIV), and LHC Group, Inc. (NasdaqGS: LHCG), and numerous privately held multi-site home care companies, privately held single-site agencies and a significant number of hospital-based agencies. Competition for customers at the local market level is very fragmented and market specific.  Generally, each local market has its own competitive profile and no one competitor has significant market share across all our markets.  To the best of our knowledge, no individual provider has more than 7% share of the national market.

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

The personal care industry is likewise highly competitive and fragmented.  Competitors include home health providers, senior adult associations, and the private hiring of caregivers.  We market our services primarily through our site managers, and we compete by offering a high quality of care and by helping families identify and access solutions for care.  Major referral sources include case managers, physicians and hospital discharge planners.

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

We expect legislators and government officials to continuously to review and assess alternative health care delivery systems and payment methodologies. Changes in the law or new interpretations of existing laws may have a dramatic effect on the definition of permissible or impermissible activities, the relative cost of doing business, and the methods and amounts of payments for medical care by both governmental and other payors.  We expect legislative changes intended to “balance the budget” and slow the annual rate of growth of Medicare and Medicaid to continue. Such future changes may further impact reimbursement for our services. There can be no assurance that future legislation or regulatory changes will not have a material adverse effect on our operations.

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

Period	Base episode Payment (1)
January 1, 2009 through December 31, 2009	$2,272
January 1, 2010 through December 31, 2010	$2,313
January 1, 2011 through December 31, 2011	$2,192
January 1, 2012 through December 31, 2012	$2,139

(1)           The actual episode payment rates vary from those presented in the table, depending on the home health resource groups (“HHRGs”) to which Medicare patients are assigned and the per episode payment is typically reduced or increased by such factors as the patient’s clinical, functional, and services utilization characteristics.

Payment rates are subject to adjustment based on certain variables including, but not limited to: (a) an outlier payment if our patient’s care was unusually costly (capped at 10% of total reimbursement); (b) a low utilization payment adjustment (“LUPA”) if the number of visits was fewer than five; (c) a partial payment if our patient transferred to another provider or we received a patient from another provider before completing the episode; (d) a payment adjustment based upon the level of therapy services required (thresholds set at 6, 14 and 20 visits); (e) the number of episodes of care provided to a patient; (f) changes in the base episode payments established by the Medicare program; and (g) adjustments to the base episode payments for case mix and geographic wages.

Under PPS for Medicare reimbursement, we record net revenues based on a reimbursement rate that varies based on the severity of the patient’s condition, service needs and other related factors. We record net revenues as services are rendered to patients over the 60-day episode period. At the end of each month, a portion of our revenue is estimated for episodes in progress.

Medicare reimbursement on an episodic basis is subject to change if the actual number of therapy visits differs from the number anticipated at the start of care or if the patient is discharged but readmitted to another agency within the same 60-day episodic period.  Our revenue recognition under the Medicare reimbursement program is discussed in greater detail in Part II, Item 7 “Critical Accounting Policies” and Item 8, “Notes to Consolidated Financial Statements”.

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

Among other things, the Legislation as it currently exists:

•                  Reduces Medicare reimbursement rates for home health care services we provide to our patients.  While implications on rates for 2013 appear clear, implications on rates are significantly less clear for years 2014 through 2017 in which the rebasing described below is to occur.

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

As a result of the broad scope of the Legislation, the significant changes it will effect in the healthcare industry and the complexity of the technical issues it addresses, we are unable to predict, at this time, all the ramifications the Legislation and the implementing regulations may have on our business as a health care provider or a sponsor of an employee health insurance benefit plan.  The Legislation and implementing regulations and programmatic guidelines could have a material adverse impact on our results of operations or financial condition in ways not currently anticipated by us.

Additionally, we may be unable to take actions to mitigate any or all of the negative implications of the Legislation and implementing regulations or programmatic guidelines.

Some of the more significant changes to home health reimbursement included in the Legislation, as it currently exists, are as follows:

•                  A “Market Basket Update” reduction of 1% per year in each of 2011, 2012, and 2013 which has and will reduce our annual cost inflation updates.  CMS market basket updates are to reflect price inflation experienced by health care providers.

•                  A 3% “Rural Rate Add-on” effective April 1, 2010 through December 2015.  Approximately 9% of our Medicare patients live in rural areas.

•                  A 10% “Outlier Cap” which limits the amount of “outlier” reimbursement a provider may receive to 10% of total reimbursement.  Less than 1% of our revenue would be considered “outlier” reimbursement.  Home health agencies receive additional or “outlier” payments for 60-day home health episodes of care which carry unusually high costs.

•                  A “Rebasing” of rates phased in over four years from 2014 through 2017.  These provisions require CMS to recalculate or “rebase” home health reimbursement to more closely align with the costs of providing care.  Any reduction in reimbursement rates resulting from “rebasing” cannot exceed 3.5% per year in each of the four phase-in years.  There are certain requirements for the Medicare Payment Advisory Commission (“MedPac”) and the US Department of Health and Human Services (HHS) Secretary to assess and report on the impact of rebasing on access and quality of care.  Home health reimbursement rates have not been “rebased” since the inception of the prospective payment system in October 1, 2000.  Accordingly, we cannot predict with certainty the impact this “rebasing” work may have when it is completed.

•                  Beginning in 2015 and through 2019, an annual “Productivity” adjustment, estimated to result in a 1% per year payment reduction.

Broader policy changes are contained in the Health Care Reform Legislation, that seek to expand access to affordable health insurance.  The legislative changes will and already have affected provider operations in addition to payments.  For example, the Legislation required that physicians ordering home health services document a face-to-face encounter with the patient.  The Legislation also includes a number of pilot programs, demonstration projects and studies, the results of which could lead to alternative health care delivery and payment systems.  The President is charged with appointing a 15-member Independent Medicare Advisory Board (“IMAB”) empowered to recommend changes to the President and Congress to reduce the growth of Medicare spending.  With limited exceptions, Congress is required to implement the IMAB’s proposals to achieve savings.  An exception exists if Congress adopts alternative proposals resulting in an equivalent level of savings.

Independent of the Legislation, CMS when establishing Medicare rates for 2010 included a “market basket update” rate increase of 2.0% plus a 2.5% “outlier policy” adjustment minus a 2.75% “case mix creep” adjustment.

MedPac annually issues a Report to the Congress on Medicare Payment Policy which includes specific recommendations for payment policy changes for all categories of providers including home health.  Historically, the Congress and/or CMS have sometimes implemented MedPac’s recommendations and sometimes they have not.  In its latest published recommendations dated March 2011, MedPac recommended: 1) elimination of the 2012 “market basket” or inflationary update, 2) acceleration of rebasing to 2013, as opposed to the 2014-2017 phase in currently legislated, 3) policy changes intended to strengthen program integrity and payment accuracy and 4) policy changes that establish beneficiary incentives with regard to service utilization.  To date, the Congress has not acted on any of MedPac’s March 2011 recommendations.  MedPac’s next set of recommendations are expected to be issued in March of 2012.  We are unable to predict what those recommendations may be.  We are unable to predict whether, or in what form, the Congress or CMS might implement MedPac’s recommendations.

In November 2010, CMS released final revisions to Medicare home health reimbursement rates and regulations for 2011.  Among other changes, the rules include:

•                  A “market basket update” rate increase of 2.4%, less 1.0% from the Legislation, minus the 2.5% “outlier provision”, less a 3.79% “case mix creep” adjustment (for an effective rate cut of approximately 5.2%).

•                  Regulations implementing a requirement included in the Legislation for a face-to-face encounter between the patient and the physician ordering home health services.

•                  Regulations intended to address concerns over therapy utilization by requiring additional documentation justifying therapy visits based on specific goals, accepted standards of care, and objective and quantifiable measures of patients’ progress towards those goals.

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

As a condition of payment, documentation regarding both these new rules must be maintained in the home health agency’s patient medical records. These and other regulations driven by implementing the provisions of the PPACA may similarly increase our costs, decrease our revenues, expose us to expanded liability or require us to revise the ways in which we conduct our business. Refer to the results of operations for the impact of these items on revenue, operating and net income for the year ended December 31, 2011.

On October 31, 2011, CMS released the final Medicare home health reimbursement rates and regulations for 2012.  Among other changes, the rule includes:

•                  A “market basket update” rate increase of 1.4%, less a 3.79% “case mix creep” adjustment (for an effective rate cut of approximately 2.31%).

•                  Removal of two hypertension codes from the case-mix system, lowering high therapy episodes payments and recalibrating case-mix weights, all of which are intended to be budget neutral nationwide, however, reimbursement may increase or decrease for individual providers based on their 2012 patient mix.

•                  Added clarifications regarding face-to-face regulations to allow physicians who attend to a home health patient in an acute or post-acute setting to inform the certifying physician of their encounters with the patient in order to satisfy the face-to-face encounter requirement.

•                  A negative case-mix coding adjustment to the national standardized 60-day episode payment rates for 2013 of 1.32%.

We currently estimate that the 2012 final rule may reasonably be expected to reduce our Medicare reimbursement for 2012 between 4.5% and 5.0% as compared to 2011 assuming no changes in the mix of patients we serve.

On August 2, 2011, the Budget Control Act (BCA) was signed into law creating the Joint Select Committee on Deficit Reduction.  This “Super Committee” was tasked with finding $1.5 trillion in total Federal spending reductions over 10 years.  According to the BCA, if the Super Committee’s bill achieved at least $1.5 trillion and was enacted by Congress, the debt ceiling would be raised by $1.5 trillion.  Nevertheless, if the Super Committee failed to produce a bill or its bill was not enacted, automatic, across-the-board budget cuts (“sequestration”) of $1.2 trillion starting in 2013 would be triggered.  The Super Committee indeed failed to produce a bill, and as a result, absent any legislative action to prevent it, all Medicare providers, including the Company, will be subject to rate reductions of up to 2% on January 2, 2013.

There has been a great deal of legislative and regulatory change enacted or proposed in the recent years and months and not all implementing regulations have been published.  Further, CMS has increased its audit process.  Additionally, as also indicated above it is reasonable to expect more changes.  Government might take or consider taking further actions because the number of Medicare beneficiaries and their related expenditures are growing at a faster rate than the government’s revenue.  Medicare is consuming a greater percentage of the federal budget.  This issue is exacerbated when revenues slow in a down economy.  We believe that these financial issues are cyclical in nature rather than indicative of the long-term prospect for Medicare funding of health care services.  Additionally, we believe our services offer the lowest cost alternative to institutional care and are a part of the solution to the federal government’s budget problems.  Management is currently working to evaluate the implications of these changes and to develop appropriate courses of action for the Company.

Given the broad and far reaching implications of all these changes, the incomplete nature of these changes, the pace at which the changes are taking place and the prospects for future changes to be made, we cannot predict the ultimate impact, which may be material and adverse, that health care reform efforts and resulting Medicare reimbursement rates will have on our liquidity, our results of operations, the realizability of the carrying amounts of our intangible assets, including goodwill, or our financial condition.  Further, we are unable to predict what effect, if any, such material adverse effect, if it were to occur, might have on our ability to continue to comply with the financial covenants of our revolving credit facility and our ability to continue to access debt capital through that facility.

Refer to the Part I, Item 1A, “Risk Factors” below Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8, “Notes to the Consolidated Financial Statements” for additional information.

Medicaid Reimbursement

As shown in “Compensation for Services” above, approximately 18% of our 2011 consolidated net service revenues were derived from state Medicaid and Other Government Programs, many of which currently face significant budget issues.  The financial condition of the Medicaid programs in each of the states in which we operate is cyclical and many states may be expected from time to time to take actions or evaluate taking actions to control the rate of growth of Medicaid expenditures.  Among these actions are the following:

•              redefining eligibility standards for Medicaid coverage,

•              redefining coverage criteria for home and community based care services,

•              slowing payments to providers by increasing the minimum time in which payments are made,

•              limiting reimbursement rate increases or implementing rate cuts,

•              increased utilization of self-directed care alternatives,

•              shifting beneficiaries from traditional coverage to Medicaid managed care providers, and

•              changing regulations under which providers must operate.

Governments might take or consider taking further actions because the number of Medicaid beneficiaries and their related expenditures are growing at a faster rate than the governments’ revenue.  Medicaid is consuming a greater percentage of states’ budgets.  This issue is exacerbated when revenues slow in a down economy.  We believe that these financial issues are cyclical in nature rather than indicative of the long-term prospect for Medicaid funding of health care services.  Additionally, we believe our services offer the lowest cost alternative to institutional care and are a part of the solution to the states’ Medicaid financing problems.

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

Medicare and Medicaid Participation

Effective March 25, 2011, CMS implemented new enrollment regulations which were a response to aspects of the Legislation designed to enhance enrollment procedures to protect against fraud.  The regulations authorize the establishment of risk categories with risk level dictating the enrollment screening activities, i.e., more rigorous screening as the perceived risk increases.  For Medicare, there are three categories of providers i.e., “limited,” “moderate,” or “high” risk, and CMS has placed newly enrolling home health agencies in the “high risk” category, with existing enrolled home health agencies categorized as “moderate risk.”  In addition to the screening procedures for low risk provider, providers in the moderate risk category will be subject to unannounced site visits. For high risk providers, any individual with a 5% or more ownership interest will be subject to fingerprint-based criminal history record checks.  Additionally, the new regulations authorize Medicare and state Medicaid agencies to impose temporary enrollment moratoria for a particular type of provider if determined to be necessary to combat fraud, waste, or abuse.  To the extent that home health agencies are subject to a moratorium, any newly enrolling home health agency, including any change of ownership subject to the 36 month rule, and any expansion to add a branch would be affected by the moratorium.

Other Regulations

A series of laws and regulations dating back to the Omnibus Budget Reconciliation Act of 1987 (“OBRA 1987”) and through the Legislation have been enacted and apply to us. Changes in applicable laws and regulations have occurred from time to time since OBRA 1987 including reimbursement reductions and changes to payment rules.  Changes are also expected to occur continuously for the foreseeable future.

As a provider of services under Medicare and Medicaid programs, we are subject to the Medicare and Medicaid anti-kickback statute and other “fraud and abuse laws.” The anti-kickback statute prohibits any bribe, kickback, rebate or remuneration of any kind in return for, or as an inducement for, the referral of Medicare or Medicaid patients. We may also be affected by the Federal physician self-referral prohibition, known as the “Stark” law, which, with certain exceptions, prohibits physicians from referring patients to entities in which they have a financial interest or from which they receive financial benefit.  Penalties for violations of the federal Stark law include payment sanctions, civil monetary penalties, and/or program exclusion.  Many states in which we operate have adopted similar self-referral laws, as well as laws that prohibit certain direct or indirect payments or fee-splitting arrangements between health care providers, if such arrangements are designed to induce or to encourage the referral of patients to a particular provider.

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

We are subject to routine and periodic surveys, audits and investigations by various governmental agencies.  In addition to surveys to determine compliance with the conditions of participation, CMS has engaged a number of contractors (including Fiscal Intermediaries, Recovery Audit Contractors, Program Safeguard Contractors, Zone Program Integrity Contractors, and Medicaid Integrity Contributors) to conduct audits to evaluate billing practices and identify overpayments.  In addition to audits by CMS contractors, individual states are implementing similar programs such as using Medicaid Recovery Audit Contractors.  We believe that we are in material compliance with applicable laws. However, we are unable to predict what additional government regulations, if any, affecting our business may be enacted in the future, how existing or future laws and regulations might be interpreted or whether we will be able to comply with such laws and regulations either in the markets in which we presently conduct, or wish to commence, business.

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

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against us by various claimants.  The claims are in various stages of processing and some may ultimately be brought to trial.  We are aware of incidents that have occurred through December 31, 2011, that may result in the assertion of additional claims.  We currently carry professional and general liability insurance coverage (on a claims made basis) for this exposure with no deductible.

We also carry D&O coverage for potential claims against our directors and officers, including securities actions, with deductibles ranging from $100,000 to $250,000 per claim.

Total premiums, excluding estimated exposure to claims and deductibles, for all our non-health insurance programs were approximately $1,851,000 for the contract year ended March 31, 2011.  On April 1, 2011, we completed our renewal for the contract year ending March 31, 2012 with total estimated premiums of $2,033,000.

We record estimated liabilities for our insurance programs based on information provided by the third-party plan administrators, historical claims experience, the life cycle of claims, expected costs of claims incurred but not paid, and expected costs to settle unpaid claims.  We monitor our estimated insurance-related liabilities and related insurance recoveries on a monthly basis and as required by Accounting Standards Update (“ASU”) 2010-24, Health Care Entities (Topic 954): Presentation of Insurance Claims and Related Insurance Recoveries, have recorded amounts due under insurance policies in other current assets, while recording the estimated carrier liability in other current liabilities in our December 31, 2011 Consolidated Balance Sheet.  As facts change, it may become necessary to make adjustments that could be material to our results of operations and financial condition.

We believe that our present insurance coverage is adequate.  As part of our on-going risk management and cost control efforts, we continually seek alternatives that might provide a different balance of cost and risk, including potentially accepting additional self-insurance risk in lieu of higher premium costs.

Executive Officers of the Registrant

See Part III, Item 10 of this Form 10-K for information about the Company’s executive officers.

Employees and Labor Relations

As of December 31, 2011, we had approximately 9,000 employees.  None of our employees are represented by a labor organization.  We believe our relationship with our employees is satisfactory.

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

The US Congress has been pursuing a comprehensive reform of the US health care system since early 2009.  Refer to Part I, Item 1, “Government Regulation” for further discussion.  Very often, sweeping new legislation is followed by subsequent legislation to address previously unanticipated consequences, or to further define provisions that were too vague to implement based on the language of the original legislation and by legal actions to challenge its constitutionality.  In our view it is reasonable to expect this to occur over the next few years.  As a result of the broad scope of the Legislation, the significant changes it will effect in the healthcare industry and society generally, and the complexity of the technical issues it addresses, we are unable to predict, at this time, all the ramifications the Legislation and the implementing regulations may have on our business as a health care provider or a sponsor of an employee health insurance benefit plan.  The Legislation and implementing regulations and programmatic guidelines could have a material adverse impact on our results of operations or financial condition in ways not currently anticipated by us.

Additionally, we may be unable to take actions to mitigate any or all of the negative implications of the Legislation and implementing regulations or programmatic guidelines which may result in unfavorable earnings, losses, or impairment charges.

The Legislation may be modified through subsequent legislative action or judicial challenge.  We can provide you with no assurance that the ultimate outcome of the Legislation, health care reform efforts and/or the federal budget and resulting Medicare reimbursement rates will not have a material adverse effect on our liquidity, our results of operation, the realizability of the carrying amounts of our intangible assets, including goodwill, or our financial condition.  Further, we are unable to predict what effect, if any, such material adverse effect, if it were to occur, might have on our ability to continue to comply with the financial covenants of our revolving credit facility and our ability to continue to access debt capital through that facility.

Current economic conditions including the status of Federal and State budgets and the related implications on capital markets may have a material adverse effect on our future results of operations and financial condition, as well as our ability to access credit and capital.

As widely reported, global capital and credit markets continue to recover from extreme disruptions and turmoil in 2008 and 2009, including the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. The downturn resulted in severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability as compared to periods prior to 2008. Although there are currently signs of economic recovery, there can be no assurance that there will not be further deterioration in credit and financial markets and confidence in economic conditions or that the apparent current economic recovery can be sustained.  While the ultimate outcome of these events and/or recovery cannot be predicted, they may have a material adverse effect on the Company.  Economic conditions (and stimulus efforts by the Federal government) have caused significant Federal and state budget deficits.  Efforts to reduce spending at the Federal and/or state levels may result in reductions in reimbursement by Medicare, Medicaid and other third-party payors which may in turn result in decreased revenue growth and a decrease in our profitability. Our contractors and suppliers may also be negatively impacted by these conditions and our ability to provide patient care at a lower cost may diminish and reduce our profitability. The continuing disruption in the credit and capital markets may restrict our access to capital. As a result, our ability to incur additional indebtedness to fund operations and acquisitions may be constrained. If the economic conditions deteriorate or do not continue to improve, our results of operations or financial condition could be materially and adversely affected.

Our profitability depends principally on the level of government-mandated payment rates. Reductions in rates, or rate increases that do not cover cost increases, may adversely affect our business.

We generally receive fixed payments from Medicare and Medicaid for our services based on the level of care that we provide patients. Consequently, our profitability largely depends upon our ability to manage the cost of providing services. Although current Medicare legislation provides for an annual adjustment of the various payment rates based on the increase or decrease of the medical care expenditure category of the Consumer Price Index, these Medicare payment rate increases may be less than actual inflation or could be eliminated or reduced in any given year.  Consequently, if our cost of providing services, which consists primarily of labor costs, is greater than the respective Medicare or Medicaid payment rate, our profitability would be negatively impacted.

“Rebasing” of Medicare Reimbursement rates for home health care could adversely affect our business.

As previously disclosed, the Legislation requires a rebasing of home health reimbursement rates phased in over four years from 2014 through 2017.  These provisions require CMS to recalculate or “rebase” home health reimbursement to more closely align with the costs of providing care.  Any reduction in reimbursement rates resulting from rebasing cannot exceed 3.5% per year in each of the four phase-in years.  There are certain requirements for MedPac and the HHS Secretary to assess and report on the impact of rebasing on access and quality of care.  Home health reimbursement rates have not been rebased since the inception of the prospective payment system in October 1, 2000.  Additionally, the Congress or CMS may take actions that could change the timing of implementation of rebasing.  Accordingly, we cannot predict with certainty the impact rebasing of home health reimbursement rates may have when it is completed.

If any of our agencies fail to comply with the conditions of participation in the Medicare program, that agency could be terminated from the Medicare program, which would adversely affect our net service revenue and profitability.

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

We have been and could become the subject of governmental investigations, claims and litigation.

The Company is currently the subject of a number of civil investigations, and qui tam or “whistleblower” suits relating to its Medicare-reimbursed operations.  For further discussion of investigations and lawsuits, please refer to Part I, Item 3, “Legal Proceedings” and Part II, Item 8, “Notes to Consolidated Financial Statements”.  Many of these appear to be similar to investigations and claims relating to other providers of home health services.  We may become, or unknown to us may already be, the subject of investigations, qui tams, or lawsuits that could have a material adverse effect on our financial position, results of operation and liquidity.

Governmental agencies and their agents, such as the Medicare Administrative Contractors (“MACs”), fiscal intermediaries and carriers, as well as the OIG, CMS and state Medicaid programs, conduct audits of our health care operations.  Depending on the nature of the conduct found in such audits and whether the underlying conduct could be considered systemic, the resolution of these audits could have a material adverse effect on our financial position, results of operation and liquidity.

In December 2011, home health providers, including the Company, began receiving pre-pay Additional Development Requests (“ADRs”) from the Palmetto Government Benefits Administration (“PGBA”) as a result of additional CMS funding allocations to the MACs to conduct pre-payment reviews.  The ADRs appear to be both general and focused in nature.  The PGBA acts as one of our four fiscal intermediaries, but processes the majority of our claims.  We have received ADRs from PGBA and expect other fiscal intermediaries to also issue ADRs in the future.  If such ADRs result in reimbursement adjustments, we may suffer reduced profitability.

If we are unable to maintain relationships with existing patient referral sources or to establish new referral sources, our growth and profitability could be adversely affected.

Our success depends significantly on referrals from physicians, hospitals, case managers and other patient referral sources in the communities that our home care agencies serve, as well as on our ability to maintain good relationships with these referral sources. Our referral sources are not contractually obligated to refer home care patients to us and may refer their patients to other providers. Our growth and profitability depend on our ability to establish and maintain close working relationships with these patient referral sources and to increase awareness and acceptance of the benefits of home care by our referral sources and their patients. We cannot assure you that we will be able to maintain our existing referral source relationships or that we will be able to develop and maintain new relationships in existing or new markets. Our loss of, or failure to maintain, existing relationships or our failure to develop new relationships could adversely affect our ability to expand our operations and operate profitably.

We are subject to federal and state laws that govern our financial relationships with physicians and other healthcare providers, including potential or current referral sources.

We are required to comply with federal and state laws, generally referred to as “anti-kickback laws,” that prohibit certain direct and indirect payments or fee-splitting arrangements between healthcare providers that are designed to encourage the referral of patients to a particular provider for medical services.  We are also required to comply with the “Stark” law, which places restrictions on physicians who refer patients to entities in which they have a financial interest or from which they receive financial benefit.  In addition to the federal anti-kickback and Stark laws, some of the states in which we operate have enacted laws prohibiting certain business relationships between physicians and other providers of healthcare services. We currently have contractual relationships with certain physicians who provide consulting services to our Company. Many of these physicians are current or potential referral sources. Although we believe our physician consultant arrangements currently comply with state and federal anti-kickback and Stark laws, we cannot assure you that courts or regulatory agencies will not interpret these laws in ways that will implicate our physician consultant arrangements. Violations of anti-kickback and similar laws could lead to fines or sanctions, including under the False Claims Act, that may have a material adverse effect on our operations.

We may be subject to substantial malpractice or other similar claims.

The services we offer involve an inherent risk of professional liability and related substantial damage awards. On any given day, we have several hundred nurses and therapists and other direct care personnel driving to and from patients’ homes where they deliver medical and other care. Due to the nature of our business, we and the caregivers who provide services on our behalf may be the subject of medical malpractice claims. These caregivers could be considered our agents, and, as a result, we could be held liable for their medical negligence. We cannot predict the effect that any claims of this nature, regardless of their ultimate outcome, could have on our business or reputation or on our ability to attract and retain patients and employees. We maintain malpractice and various other liability insurance or re-insurance policies and are responsible for deductibles and, as applicable, amounts in excess of the limits of our coverage. Although we contract with highly rated carriers, we cannot guarantee collection of amounts expected to be recovered under various insurance or reinsurance policies.

Delays in reimbursement may cause liquidity problems.

Our business is characterized by delays in reimbursement from the time we provide services to the time we receive reimbursement or payment for these services. Data submission requirements change from time to time for payors or payments to us may be delayed pending additional data or documentation requests by the fiscal intermediary, or our ability to effectively respond to such requirements may delay our payment cycle.  If we have information system problems or issues that arise with Medicare or Medicaid, we may encounter delays in our payment cycle. Such a timing delay may cause working capital shortages.  Working capital management, including prompt and diligent billing and collection, is an important factor in our results of operations and liquidity.  System problems, Medicare or Medicaid issues or industry trends may extend our collection period, adversely impact our working capital.  Our working capital management procedures may not successfully negate this risk.  There are often timing delays when attempting to collect funds from Medicaid programs. Delays in receiving reimbursement or payments from these programs may adversely impact our working capital.

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

For the years ended December 31, 2011, 2010 and 2009, we received 77%, 81% and 78%, respectively, of our revenue from Medicare.  Reductions in Medicare reimbursement could have an adverse impact on our profitability. Such reductions in payments to us could be caused by:

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

Approximately 18%, 15% and 17% of our 2011, 2010 and 2009 revenues, respectively, were derived from state Medicaid and other government programs, many of which currently face significant budget issues. Further, the acquisitions completed by us in 2011 increased our dependence on Medicaid reimbursement. Specifically, for the year ended December 31, 2011, approximately 8.3%, 6.1% and 2.8% of our revenues were generated from Medicaid reimbursement programs in the states of Ohio, Connecticut and Kentucky, respectively. Such amounts for the year ended December 31, 2010, were approximately 4.1%, 6.0% and 3.1%, respectively and 4.4%, 7.5% and 3.1%, respectively for the year ended December 31, 2009.

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

Our business plan calls for significant growth in our business over the next several years.  This growth will place significant demands on our management and information technology systems, internal controls, and financial and professional resources. In addition, we will need to further develop our financial controls and reporting systems to accommodate future growth. This could require us to incur expenses for hiring additional qualified personnel, retaining professionals to assist in developing the appropriate control systems, and expanding our information technology infrastructure. Our inability to manage growth effectively could have a material adverse effect on our financial results.

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

CMS has placed certain limitations on the sale or transfer of the Medicare Provider Agreement for any Medicare-certified home health agency that has been in existence for less than 36 months or that has undergone a change of ownership in the last 36 months.  This limitation may reduce the number of home health agencies that otherwise would have been available for acquisition and may limit our ability to successfully pursue our acquisition strategy.

We may require additional capital to pursue our acquisition strategy.

At December 31, 2011, we had cash and cash equivalents of approximately $33.7 million and additional borrowing capacity of approximately $119.2 million.  Based on our current plan of operations, including acquisitions, we cannot assure you that this amount will be sufficient, nor continue to be fully available, to support our current growth strategies.  We cannot readily predict the timing, size, and success of our acquisition efforts and the associated capital commitments.  If we do not have sufficient cash resources, our growth could be limited unless we obtain additional equity or debt financing.

We have as recently as the third quarter of 2009, issued additional shares of our common stock pursuant to our December 2008 shelf registration statement. At some future point, we may elect to issue additional equity or debt securities in conjunction with raising capital or completing an acquisition.  We cannot assure you that such issuances will not be dilutive to existing shareholders.  Conversely, our board may approve stock repurchase programs in the future, which may use funds previously otherwise available for the pursuit of growth.

Our business depends on our information systems. Our inability to effectively integrate, manage, and keep secure our information systems could disrupt our operations.

Our business depends on effective and secure information systems that assist us in, among other things, monitoring utilization and other cost factors, processing claims, reporting financial results, measuring outcomes and quality of care, managing regulatory compliance controls, and maintaining operational efficiencies.  These systems include software developed in-house and systems provided by external contractors and other service providers.  To the extent that these external contractors or other service providers become insolvent or fail to support the software or systems, our operations could be negatively affected.  Our agencies also depend upon our information systems for accounting, billing, collections, risk management, quality assurance, payroll, learning management and other information.  If we experience a reduction in the performance, reliability, or availability of our information systems, our operations and ability to process transactions and produce timely and accurate reports could be adversely affected.

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

Further, our information systems are vulnerable to damage or interruption from fire, flood, natural disaster, power loss, telecommunications failure, break-ins and similar events.  A failure to implement our disaster recovery plans or ultimately restore our information systems after the occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.  Because of the confidential health information we store and transmit, loss of electronically-stored information for any reason could expose us to a risk of regulatory action, litigation, possible liability and loss.

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

We bear significant insurance risk under our large-deductible workers’ compensation insurance program and our self-insured employee health program.  We also carry D&O coverage for potential claims against our directors and officers, including securities actions.  For additional information, please refer to Part I, Item 1, “Insurance Programs and Costs” and Part II, Item 8, “Notes to Consolidated Financial Statements”.  Claims made to date or in the future may exceed the limits of such insurance, if any.  Such claims, if successful and in excess of such limits, could have a material adverse effect on our ability to conduct business or on our assets.  Our insurance coverage also includes fire, property damage, and general liability with varying limits.  Although we maintain insurance consistent with industry practice, we cannot assure you that the insurance we maintain will satisfy claims made against us.  In addition, as a result of operating in the home healthcare industry, our business entails an inherent risk of claims, losses and potential lawsuits alleging employee accidents that may occur in a patient’s home.  Finally, insurance coverage may not continue to be available to us at commercially reasonable rates, in adequate amounts or on satisfactory terms.  Any claims made against us, regardless of their merit or eventual outcome, could damage our reputation and business.

We estimate Medicare and Medicaid liabilities that may be payable by us in the future. These liabilities may be subject to audit or further review, and we may owe additional amounts beyond what we expect and have reserved.

The Company is paid for its services primarily by federal and state third-party reimbursement programs, commercial insurance companies, and patients. Revenues are recorded at established rates in the period during which the services are rendered.  Appropriate allowances are recorded when the services are rendered, if necessary, to give recognition to third party payment arrangements.

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

Our success depends upon the continued employment of certain members of our senior management team, including our Chairman and Chief Executive Officer, William B. Yarmuth, and our other named executive officers.  We also depend upon the continued employment of the individuals that manage several of our key functional areas, including operations, business development, accounting, finance, human resources, marketing, information systems, contracting and compliance.  The departure of any member of our senior management team or inability to appropriately implement succession plans may materially affect our operations.

Our operations could be affected by natural disasters.

A substantial number of our agencies are located in Florida, increasing our exposure to hurricanes and other natural disasters.  The occurrence of natural disasters in the markets in which we operate could not only affect the day-to-day operations of our agencies but also could disrupt our relationships with patients, employees and referral sources located in the affected areas.  In addition, any episode of care that is not completed due to the impact of a natural disaster will generally result in lower revenue for the episode.  We cannot assure you that hurricanes or other natural disasters will not have a material adverse impact on our business, financial condition or results of operations in the future.

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

•                  changes or proposed changes in health care laws or regulations or enforcement of these laws and regulations, or announcements relating to these matters; or

•                  general industry, economic and stock market conditions

In addition, the stock market in general has experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of health care provider companies. These broad market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance. In the past, securities class-action litigation has often been brought against companies following periods of volatility in the market price of their respective securities. As previously mentioned and discussed more fully in Part I, Item 3, “Legal Proceedings” and Part II, Item 8, “Notes to Consolidated Financial Statements”, four putative class action lawsuits were filed in the U.S. District Court for the Western District of Kentucky against us, our officers and or certain directors. We may become involved in this type of litigation in the future. Litigation of this type is often expensive to defend and may divert our management team’s attention as well as resources from the operation of our business.

Sales of substantial amounts of our common stock, or the availability of those shares for future sale, could adversely affect our stock price and limit our ability to raise capital.

At December 31, 2011, 9,367,454 shares of our common stock were outstanding.  In 2007, we established the 2007 Stock and Incentive Compensation Plan for the benefit of employees and directors providing for the issuance of up to 500,000 shares of common stock.  Moreover, as of December 31, 2011, 536,996 shares of our common stock remained reserved for issuance pursuant to our incentive compensation plans and 300,000 shares of our common stock reserved for issuance pursuant to our employee stock purchase plan.  The market price of our common stock could decline as a result of sales of substantial amounts of our common stock to the public or the perception that substantial sales could occur.  These sales also may make it more difficult for us to sell common stock in the future to raise capital.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

NONE.

ITEM 2.   PROPERTIES

Our executive offices are located in Louisville, Kentucky, in approximately 33,000 square feet of space leased from an unaffiliated party.

We have 205 real estate leases ranging from approximately 100 to 33,000 square feet of space in their respective locations.  See Part I, Item 1, “Business - Operating Segments” and Part II, Item 8, Note 9 to our consolidated financial statements.  We believe that our facilities are adequate to meet our current needs, and that additional or substitute facilities will be available if needed.

ITEM 3.   LEGAL PROCEEDINGS

From time to time, we are subject to various legal actions arising in the ordinary course of our business, including claims for damages for personal injuries.  In our opinion the ultimate resolution of any of these pending ordinary course claims and legal proceedings will not have a material effect on our financial position or results of operations.

In addition as previously disclosed, the Company has complied with a civil subpoena from the United States

Department of Health and Human Services Office of Inspector General received in December 2009.  The subpoena sought the production of various business records relating to the Company’s visiting nurse operations in Birmingham, Alabama, which were acquired in July 2006.  The Company was advised that the subpoena relates to an investigation arising in the context of a False Claims Act qui tam complaint containing allegations regarding the Company’s Medicare practices.  During 2011 the following developments occurred:  1) a qui tam complaint was filed regarding the Company’s Medicare practices at facilities in Tampa, Florida, which were acquired in October 2007.  This complaint was transferred to the United States District Court in the Northern District of Birmingham, Alabama; 2) the United States filed a motion to extend its intervention deadlines in both cases; 3) the Court denied the motions; 4) the United States has elected not to intervene at this time however its investigation remains open and it could elect to intervene in the future; and 5) the Court issued an order unsealing the Tampa case, but we have not yet been served a copy of the complaint.  The Company is cooperating fully with these investigations.

On April 27, 2010, The Wall Street Journal published an article exploring the relationship between the Centers for Medicare & Medicaid Services home health payment policies and the utilization rates of certain home health agencies.  Following The Wall Street Journal article, on May 12, 2010, the United States Senate Finance Committee (the “Committee”) sent a letter to each of the publicly traded companies mentioned in the article requesting information including Medicare utilization rates for therapy visits.  We cooperated fully with the Senate Finance Committee in providing the requested information.  On October 3, 2011, the Committee issued a report on the findings of its inquiry, which found that, among other things, “…none of the documents provided to the Committee by Almost Family show that executives ever pushed therapists to target thresholds or pursue more profitable clinical regimens.”

In June 2010, we received a notice of investigation and a civil subpoena for documents from the Securities and Exchange Commission.  We continue to cooperate with the investigation.  The Company and its officers and directors have continued to respond to additional document requests from the SEC Staff and the Staff recently took testimony of several officers and directors primarily with respect to their sales of common stock of the Company during May 2010.

Four derivative complaints have been filed in Jefferson Circuit Court, Kentucky, against the members of our board of directors and our chief financial officer. All four lawsuits name the Company as a nominal defendant.  All of the complaints refer to The Wall Street Journal article and the subsequent governmental investigations and make various allegations that the individual defendants breached duties owed to the Company in connection with Medicare reimbursements for home therapy visits.  The complaints seek damages from each of the individual defendants on behalf of the Company, various corporate governance reforms, and an award of attorneys’ fees and costs.  The Defendants have not filed a responsive pleading.  Our outside directors (and the Company as nominal defendant) filed a motion to stay the proceedings in light of the derivative complaint filed in the U.S. District Court for the Western District of Kentucky (discussed below).  However, dismissal of the federal court action (Huston) mentioned below mooted that motion and it was withdrawn.  On December 15, 2011 counsel for the Plaintiffs in these actions filed an amended consolidated complaint repeating the basic allegations and claims set out in the four original derivative complaints.  The suit is titled:  “In Re Almost Family, Inc. Shareholder Derivative Litigation.  On February 13, 2012, the independent directors filed a motion to dismiss the complaint because the Plaintiffs failed to make any demand on the Board.  The officer Defendants filed a separate motion to dismiss.

A fifth derivative complaint titled Richard W. Carey, Derivatively and on Behalf of Almost Family, Inc. v. William B. Yarmuth, Steven B. Bing, Donald G. McClinton, Tyree G. Wilburn, Jonathan D. Goldberg, W. Earl Reed, III and Henry M. Altman, Jr., was filed in U.S. District Court for the Western District of Kentucky, 3:11-CV-163-H.  The lawsuit names the Company as a nominal defendant and is substantially duplicative of the derivative complaint pending in the Jefferson Circuit Court.  The Court granted the Defendants’ motion to stay the lawsuit pending further order of the Court.

Four putative class action lawsuits pending against Almost Family in the United States District Court for the Western District of Kentucky were consolidated into a single class action lawsuit entitled In Re Almost Family Securities Litigation.  The consolidated complaint was filed on March 4, 2011.  The complaint refers to The Wall Street Journal article and the subsequent governmental investigations and alleges that the Company, its chief executive officer and chief financial officer violated federal securities laws.  The Company and its officers filed a motion to dismiss the complaint.  On February 10, 2012, the Court entered an order dismissing the complaint with prejudice.  The time for appeal of the decision has not yet expired.

We are unable to assess the probable outcome or potential liability, if any, arising from these matters.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select market under the symbol “AFAM”  Set forth below are the high and low sale prices for the common stock for the periods indicated as reported by NASDAQ:

Closing Common Stock Prices
Quarter Ended:	High	Low
March 31, 2010	41.13	33.86
June 30, 2010	43.96	34.84
September 30, 2010	31.08	24.01
December 31, 2010	38.84	28.61
March 31, 2011	40.23	33.39
June 30, 2011	37.53	23.95
September 30, 2011	27.65	15.76
December 31, 2011	19.64	12.53

On February 21, 2012, the last reported sale price for the common stock reported by NASDAQ was $20.60 and there were approximately 334 holders of record of our common stock.  No cash dividends have been paid by us during the periods indicated above.  We do not presently intend to pay dividends on our common stock and will retain our earnings for future operations and the growth of our business.

STOCK PERFORMANCE GRAPH

The following stock performance graph does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates the performance graph by reference therein.

The Performance Graph below compares the cumulative total stockholder return on our common stock, $0.10 par value per share, for the five-year period ended December 31, 2011, with the cumulative total return on the Russell 2000 index and an industry peer group over the same period (assuming the investment of $100 in each on December 31, 2006 and the reinvestment of dividends, if any). The peer group we selected is comprised of: Amedisys, Inc. (AMED); Gentiva Health, Inc. (GTIV) and LHC Group, Inc. (LHCG). The cumulative total stockholder return on the following graph is historical and is not necessarily indicative of future stock price performance. No cash dividends have been declared on our common stock.

	12/06	12/07	12/08	12/09	12/10	12/11

Almost Family, Inc.	$100.00	$88.69	$205.31	$180.43	$175.37	$75.68
Russell 2000	100.00	98.43	65.18	82.89	105.14	100.75
Peer Group	100.00	115.85	131.06	135.45	110.97	36.14

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected financial information derived from the consolidated financial statements of the Company for the periods and at the dates indicated.  The information should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this and prior year Form 10-Ks.

	Year Ended December 31,
(In thousands except per share data)	2011	2010	2009	2008	2007
Results of operations data:
Net service revenues	$339,853	$335,295	$295,982	$209,333	$128,834
Net income	$20,802	$30,713	$24,564	$16,293	$7,603

Per share:
Basic:
Number of shares	9,278	9,123	8,372	7,369	5,436
Net income	$2.24	$3.37	$2.93	$2.21	$1.40

Diluted:
Number of shares	9,360	9,352	8,589	7,572	5,600
Net income	$2.22	$3.28	$2.86	$2.16	$1.36

	Year Ended December 31,
Balance sheet data	2011	2010	2009	2008	2007
Working capital	$63,948	$72,100	$39,568	$11,082	$5,505
Total assets	250,822	220,127	183,389	157,097	67,360
Long-term liabilities	15,707	10,311	9,140	29,902	17,552
Total liabilities	44,525	37,959	34,412	62,314	32,518
Stockholders’ equity	206,297	182,168	148,977	94,783	34,842

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

Our PC segment services are also provided in patients’ homes.  These services (generally provided by paraprofessional staff such as home health aides) are generally of a custodial rather than skilled nature.  PC revenues are typically generated on an hourly basis. Approximately 81% of the PC segment revenues are generated from Medicaid and other government programs while the balance is generated from insurance programs and private pay patients.

Our View on Reimbursement and Diversification of Risk

Our Company is highly dependent on government reimbursement programs which pay for the majority of the services we provide to our patients.  Reimbursement under these programs, primarily Medicare and Medicaid, is subject to frequent changes as policy makers balance their own needs to meet the health care needs of constituents while also meeting their fiscal objectives.  Medicare and Medicaid are consuming a greater percentage of federal and states’ budgets, respectively, which is exacerbated in times of economic downturn. We believe that these financial issues are cyclical in nature rather than indicative of the long-term prospect for Medicare and Medicaid funding of health care services. Additionally, we believe our services offer the lowest cost alternative to institutional care and are a part of the solution to both balancing the federal budget and the states’ Medicaid financing problems.

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

•                  Expand the significance of our home health services by selectively acquiring other quality providers, through the startup of new agencies and potentially  by providing new services in patients’ homes consistent with our Senior Advocacy mission; and

•                  Expand our capital base through both earnings performance and by seeking additional capital investments in our Company.

Health Care Reform Legislation and Medicare Regulations

The U.S. Congress has been pursuing a comprehensive reform of the U.S. healthcare system since early 2009.  Numerous changes have been enacted, proposed and continue to be debated.  Many of the change provisions do not take effect for an extended period of time and most will require the publication of implementing regulations and/or the issuance of programmatic guidelines.  Refer to Part I, Item 1, “Government Regulations” and Part I, Item 1A, “Risk Factors”.

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

Independent of the Legislation MedPac annually issues a report to the Congress on Medicare Payment Policy in which it makes specific recommendations for payment policy changes for all categories of providers including home health.  We are unable to predict what future recommendations may be.  Additionally, we are unable to predict whether, or in what form, the Congress or CMS might implement MedPac’s historical or future recommendations.

It is reasonable to expect that the Legislation might have a more immediate and negative impact on those providers generating lower margins than us, with more leverage relative to earnings than us, with less capital resources than us, or with less ability to adapt their operations.  Certain aspects of the Legislation appear to align with certain recommendations of MedPac.  MedPac suggests, in connection with its recommendation for a rebasing or recalculation of home health reimbursement rates, that such change may result in some agencies exiting Medicare.  Based on this and our own interpretation of the potential implications of such a rebasing, we believe that the Legislation may result in a contraction of the number of home health providers.  In the event of such a contraction in the number of providers, we believe the surviving providers may benefit from a higher rate of admissions growth than would have otherwise occurred.  Those surviving providers may earn incremental margins on those higher admissions that may serve to offset a portion of the rate reduction from the Medicare program.  However, there can be no assurance that we will be successful in attracting such higher admissions.

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

There has been a great deal of legislative and regulatory change enacted or proposed in the last several months and, not all implementing regulations have been published.  Additionally, as also indicated above it is reasonable to expect more changes.  Such changes may similarly increase our costs, decrease our revenues, expose us to expanded liability or require us to revise the ways in which we conduct our business. Refer to the results of operations for the impact of these items on revenue, operating and net income for the years ended December 31, 2011 and 2010.  Management is currently working to evaluate the implications of these changes and to develop appropriate courses of action for the Company.  Additionally, we may be unable to take actions to mitigate any or all of the negative implications of the Legislation and implementing regulations or programmatic guidelines.

Given the broad and far reaching implications of all these changes, the incomplete nature of these changes, the pace at which the changes are taking place and the prospects for future changes to be made, we cannot predict the ultimate impact, which may be material and adverse, that health care reform efforts and resulting Medicare reimbursement rates will have on our liquidity, our results of operations, the realizability of the carrying amounts of our intangible assets, including goodwill, or our financial condition.  Further, we are unable to predict what effect, if any, such material adverse effect, if it were to occur, might have on our ability to continue to comply with the financial covenants of our revolving credit facility and our ability to continue to access debt capital through that facility.

We may contemplate formulating and taking actions intended to mitigate or otherwise offset some of the negative effects of reimbursement changes.  These actions may include any or all of the following:

•                  Attempting to increase our revenues by: investing more resources in sales and marketing activities, development of diagnosis related specialty programs and increasing our educational programs regarding the value of home health to drive admission growth, establishing startup branch operations to expand our service territories, and acquisitions of underperforming providers with strong referral relationships,

•                  Attempting to reduce our costs by: developing a more efficient delivery model, increasing the productivity standards for our staff, optimizing the appropriate use of different levels of professional staff, limiting or eliminating the growth in wage rates, limiting or reducing the size of our work force, closing unprofitable branch operations and accelerating our efforts to evaluate the use of various technological approaches to the delivery of patient care to improve patient outcomes and/or improve the productivity of our workforce,

•                  Evaluating the potential implications of health care reform on our employee benefit plans, and possible changes we may need to make to our plans, and

•                  Potentially other actions we deem appropriate including evaluation of potential additional service offerings in patients’ homes consistent with our Senior Advocacy mission or changing the mix of the types of services we provide.

Although we will attempt to mitigate or otherwise offset the negative effect of health care reform on our reimbursement revenue and our employee benefit plans, our actions may not ultimately be cost effective or prove successful.

Governmental Inquiries and Shareholder Litigation

See Part II, Item 8, Note 9 of the Notes to Consolidated Financial Statements and Part I Item 3 “Legal Proceedings” of this Form 10-K for a discussion of certain governmental inquiries and subsequent related litigation.  The Company is unable to predict the outcome of these matters. However, the Company may incur on-going expenses, net of insurance recoveries, if any, related to responding to these inquiries and complaints.

Seasonality

Our Visiting Nurse segment operations located in Florida (which generated approximately 43% of that segment’s revenues in 2011) normally experience higher admissions during the first quarter and lower admissions during the third quarter than in the other quarters due to seasonal population fluctuations.

Critical Accounting Policies

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. When more than one accounting principle, or the method of its application, is generally accepted, we select the principle or method that is appropriate in the specific circumstances. Application of these accounting principles requires us to make estimates about the future resolution of existing uncertainties; as a result, actual results could differ from these estimates. We evaluate our estimates, including those related to revenue recognition, collectability of accounts receivable, insurance reserves, goodwill, intangibles, income taxes, stock-based compensation, litigation, and contingencies on an on-going basis.  We base these estimates on our historical experience and other assumptions that we believe are appropriate under the circumstances.  In preparing these consolidated financial statements, we have made our best estimates and judgments of the amounts and disclosures included in the consolidated financial statements.

Revenue Recognition

We recognize revenues when patient services are provided, primarily in our patients’ homes.  Net service revenues are stated at amounts estimated by us to be their net realizable values. We are paid for our services primarily by federal and state third-party reimbursement programs and, to a lesser degree, commercial insurance companies and patients.

Medicare Revenues

Approximately 77% of our net service revenues are derived from the Medicare program.  Net service revenues are recorded under the Medicare payment program PPS based on a 60-day episode payment rate that is subject to adjustment based on certain variables including, but not limited to: (a) an outlier payment if our patient’s care was unusually costly (capped at 10% of total reimbursement); (b) a LUPA if the number of visits was fewer than five; (c) a partial payment if our patient transferred to another provider or we received a patient from another provider before completing the episode; (d) a payment adjustment based upon the level of therapy services required (thresholds set at 6, 14 and 20 visits); (e) the number of episodes of care provided to a patient; (f) changes in the base episode payments established by the Medicare program; and (g) adjustments to the base episode payments for case mix and geographic wages.

At the beginning of each Medicare episode we calculate an estimate of the amount of expected reimbursement based on the variables outlined above and recognize Medicare revenue on an episode-by-episode basis during the course of each episode over its expected number of visits.  Over the course of each episode, as changes in the variables become known, we calculate and record adjustments as needed to reflect changes in expectations for that episode from those established at the start of the 60 day period until its ultimate outcome at the end of the 60 day period is known.

Non-Medicare Revenues

Substantially all remaining revenues are derived from services provided under a per visit, per hour or unit basis (as opposed to episodic) for which revenues are calculated and recorded using payor-specific or patient-specific fee schedules based on the contracted rates in each third party payor agreement.

Revenue Adjustments

Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation.  As a result, we may adjust previously recorded revenue amounts due to issues related to: a) medical coding, particularly with respect to Medicare, b) patient eligibility, particularly with respect to Medicaid, and c) other reasons unrelated to credit risk.  Revenue adjustments, if any, to reflect actual payment amounts for completed episodes or services provided under per visit, per hour or unit basis which differ from our estimates or audit adjustments are recorded when known and estimable.  Historically, revenue adjustments have not been significant and as such, we believe that net service revenues and accounts receivable - net reflect their net realizable value.  Changes in estimates related to prior periods decreased revenues by approximately $215,000, $182,000, and $242,000 in the years ended December 31, 2011, 2010 and 2009, respectively.

Accounts Receivable

Accounts receivable are reported at their estimated net realizable value and are net of estimated allowances for uncollectible accounts and adjustments. Accounts receivable consist primarily of amounts due from third-party payors and patients. We evaluate the collectability of our accounts receivable based on certain factors, such as payor types, historical collection trends and aging categories. We calculate our reserve for uncollectible accounts based on the length of time that the receivables are past due.  The percentage applied to the receivable balances in the various aging categories is based on historical collection experience, business and economic conditions and reimbursement trends.

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

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against us by various claimants.  The claims are in various stages of processing and some may ultimately be brought to trial.  We are aware of incidents that have occurred through December 31, 2011 that may result in the assertion of additional claims.  We currently carry professional and general liability insurance coverage (on a claims made basis) for this exposure with no deductible.  We also carry D&O coverage (also on a claims made basis) for potential claims against our directors and officers, including securities actions, with deductibles ranging from $100,000 to $250,000 per claim.

We record estimated liabilities for our insurance programs based on information provided by the third-party plan administrators, historical claims experience, the life cycle of claims, expected costs of claims incurred but not paid, and expected costs to settle unpaid claims.  We monitor our estimated insurance-related liabilities and recoveries, if any, on a monthly basis and as required by ASU 2010-24, Health Care Entities (Topic 954): Presentation of Insurance Claims and Related Insurance Recoveries, record amounts due under insurance policies in other current assets, while recording the estimated carrier liability in other current liabilities in our December 31, 2011 Consolidated Balance Sheet.  As facts change, it may become necessary to make adjustments that could be material to our results of operations and financial condition.

Goodwill and Other Intangible Assets

Intangible assets are stated at fair value at the time of acquisition and goodwill represents the excess cost over the fair value of net assets acquired and liabilities assumed.  Finite lived intangible assets are amortized on a straight-line basis over the estimated useful life of the asset. Goodwill and indefinite-lived assets are not amortized.  We perform impairment tests of goodwill and indefinite lived assets as required by ASC Topic 350, Intangibles - Goodwill and Other on at least an annual basis. The impairment analysis requires numerous subjective assumptions and estimates to determine fair value of the respective reporting units.  We estimate the fair value of the related reporting units using a combined market approach (guideline company and similar transaction method) and income approach (discounted cash flow analysis).  These models are based on our projections of future revenues and operating costs and are reconciled to our consolidated market capitalization.  The cash flow forecasts are adjusted by an appropriate discount rate based on our weighted average cost of capital as well as the weighted average cost of capital of other market participants of 15.5% and a terminal growth rate of 3.0%.  A 200 basis point change in either assumption (either individually or in the aggregate) would not result in any impairment of our goodwill balances.  As of December 31, 2011, we completed our impairment review and determined that no impairment existed.  Future Medicare and Medicaid reimbursement rates, admissions, volumes, our liquidity and ability to control costs and other factors may have a significant impact on our business and could require the recognition of impairment charges in the future.

Accounting for Income Taxes

We account for taxes in accordance with ASC Topic 740, Income Taxes.  As of December 31, 2011, we have net deferred tax liabilities of approximately $6.2 million.  The net deferred tax liability is composed of approximately $7.4 million of current deferred tax assets and approximately $13.6 million of long-term deferred tax liabilities.  We have provided a valuation allowance against certain deferred tax assets based upon our estimates of realizability of those assets through future taxable income.  This valuation allowance was based in large part on our history of generating operating income or losses in individual tax locales and expectations for the future.  Our ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, competitive pressures on revenues and margins and legislation and regulation at all levels of government.  Further, we have book goodwill of $56.9 million which is not deductible for tax purposes.  The remaining deductible goodwill provides an annual tax deduction approximating $5.0 million through 2021.  We have considered the above factors in reaching our conclusion that it is more likely than not that future taxable income will be sufficient to fully utilize the deferred tax assets (net of the valuation allowance) as of December 31, 2011.

Stock-based Compensation

We account for stock-based compensation in accordance with the fair value recognition provisions as outlined in ASC Topic 718, Compensation — Stock Compensation.  To estimate the fair value of options, we use the Monte Carlo option valuation model which requires the input of several subjective assumptions.  These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (expected term), the estimated volatility of our common stock price over the expected term, projected suboptimal exercise behavior, and the number of options that will ultimately not complete their vesting requirements (forfeitures), among others.  Changes in any of our assumptions could materially affect stock-based compensation expense recognized in the consolidated statements of operations.

RESULTS OF OPERATIONS

Year Ended December 31, 2011 Compared with Year Ended December 31, 2010

(In thousands)

	2011		2010		Change
Consolidated	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues:
Visiting Nurse	$284,509	83.7%	$294,915	88.0%	$(10,406)	-3.5%
Personal Care	55,344	16.3%	40,380	12.0%	14,964	37.1%
	339,853	100.0%	335,295	100.0%	4,558	1.4%
Operating income before corporate expenses:
Visiting Nurse	46,132	16.2%	66,316	22.5%	(20,184)	-30.4%
Personal Care	8,382	15.1%	5,513	13.7%	2,869	52.0%
	54,514	16.0%	71,829	21.4%	(17,315)	-24.1%
Corporate expenses	19,953	5.9%	20,172	6.0%	(219)	-1.1%
Operating income	34,561	10.2%	51,657	15.4%	(17,096)	-33.1%
Interest expense, net	(180)	-0.1%	(266)	-0.1%	86	-32.3%
Income tax expense	(13,579)	-4.0%	(20,678)	-6.2%	7,099	-34.3%
Net income	$20,802	6.1%	$30,713	9.2%	$(9,911)	-32.3%

EBITDA (1)	$38,799	11.4%	$56,075	16.7%	$(17,276)	-30.8%

(1)  See page 46 for discussion of EBITDA.

Results for the year ended December 31, 2011 include the impact of the Medicare reimbursement rate cuts which reduced consolidated and VN segment revenue and pre-tax operating income by $15.7 million and further includes the results of our Cambridge acquisition, which closed in August 2011.  Refer to the VN and PC segment discussions, respectively, regarding the Medicare rate cuts and the Cambridge acquisition.

On a consolidated basis, net service revenues increased $4.6 million or about 1.4% to $339.9 million in 2011, up from $335.3 million in 2010 primarily due to net service revenues from our Cambridge acquisition and VN segment volume growth which was partially offset by the Medicare rate cuts.

Operating income before corporate expenses declined $17.3 million from the prior year largely as a result of the Medicare rate cuts and performance issues in our Florida VN operations, which were partially offset by operating income before corporate expenses from our Cambridge acquisition.  Refer to segment results for further discussion of those matters.

Corporate expenses in 2011 included approximately $1.3 million of governmental inquiries and resulting litigation costs, net of insurance recoveries, up from $1.2 million in 2010, and approximately $1.2 million of costs related to acquisition and transition activities for which costs in 2010 were not material.  Corporate expenses include the costs of our management incentive program, which declined $2.5 million in 2011 from 2010, as 2011 incentive targets were not achieved, while certain 2010 targets were.  Acquisition and transition costs were not significant in 2010.

The effective tax rate was approximately 39.5% in 2011, down from 40.2% in 2010, primarily due to the impact of a lower state tax rate from the Cambridge acquisition.

Visiting Nurse Segment-Years Ended December 31, 2011 and 2010

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

	2011		2010		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$284,509	100.0%	$294,915	100.0%	$(10,406)	-3.5%
Cost of service revenues	130,792	46.0%	126,122	42.8%	4,670	3.7%
Gross margin	153,717	54.0%	168,793	57.2%	(15,076)	-8.9%
General and administrative expenses:
Salaries and benefits	81,965	28.8%	76,319	25.9%	5,646	7.4%
Other	25,620	9.0%	26,158	8.9%	(538)	-2.1%
Total general and administrative expenses	107,585	37.8%	102,477	34.7%	5,108	5.0%
Operating income before corporate expenses	$46,132	16.2%	$66,316	22.5%	$(20,184)	-30.4%

Average number of locations	98		86		12	14.0%

All payors:
Patients Months	210,135		205,681		4,454	2.2%
Admissions	61,596		58,291		3,305	5.7%
Billable Visits	1,912,543		1,886,287		26,256	1.4%

Medicare Statistics:
Revenue (in thousands)	$261,960	92.1%	$271,248	92.0%	$(9,288)	-3.4%
Billable visits	1,616,288		1,581,360		34,928	2.2%
Admissions	56,007		52,757		3,250	6.2%
Recertifications	32,549		34,285		(1,736)	-5.1%
Episodes Completed	87,533		86,414		1,119	1.3%

Revenue per completed episode	$3,002		$3,140		$(138)	-4.4%

VN segment net service revenues declined to $284.5 million in 2011, a 3.5% decrease from $294.9 million in 2010 as a result of the 2011 and 2012 Medicare rate cuts totaling $15.7 million, partially offset by higher volumes.  Episodic volumes increased due to a 6.2% increase in Medicare admissions (4.7% of which was organically generated), partially offset by a 5.1% decrease in recertifications (subsequent episodes on previously admitted patients).  Also, during 2011, the Company recorded a $1.3 million revenue allowance for episodes started after April 1, 2011 related to the new face-to-face and therapy reassessment regulations.

Cost of service revenues grew 3.7% exceeding the 1.4% rate of growth in visits primarily due to disruption in labor costs in Florida beginning in the second quarter of 2011 resulting from management changes in the midst of complying with new regulatory requirements.

General and administrative expenses - Salaries and benefits grew by about $5.6 million primarily as a result of new branches in operation, expansion of our sales and marketing work force and labor cost issues primarily in Florida in 2011.  General and administrative expenses - Other decreased primarily due to a lower provision for uncollectible accounts.

The table below highlights the impact of Medicare rate changes on VN segment net service revenues:

	2011	2010
2012 rate cut	$(614)	$—
2011 rate cut	(15,100)	(1,200)
2010 rate increases	—	5,264
	$(15,714)	$4,064

Episodes in progress at December 31, 2011 and 2010 reflect the impact of the 2012 and 2011 rate cuts, respectively, because the cuts were effective for episodes in the year in which the episodes completes.

Personal Care Segment-Years Ended December 31, 2011 and 2010

Approximately 81% of the PC segment revenues were generated from Medicaid and other government programs while the balance is generated from insurance programs and private pay patients.  (In thousands, except statistical information)

	2011		2010		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$55,344	100.0%	$40,380	100.0%	$14,964	37.1%
Cost of service revenues	36,250	65.5%	26,420	65.4%	9,830	37.2%
Gross margin	19,094	34.5%	13,960	34.6%	5,134	36.8%
General and administrative expenses:
Salaries and benefits	6,979	12.6%	5,225	12.9%	1,754	33.6%
Other	3,733	6.7%	3,222	8.0%	511	15.9%
Total general and administrative expenses	10,712	19.4%	8,447	20.9%	2,265	26.8%
Operating income before corporate expenses	$8,382	15.1%	$5,513	13.7%	$2,869	52.0%

Average number of locations	30		22		8	36.4%

Admissions	3,573		2,863		710	24.8%
Patient months of care	55,107		44,823		10,284	22.9%
Patient days of care	763,647		578,879		184,768	31.9%
Billable hours	3,076,193		2,263,702		812,491	35.9%
Revenue per billable hour	$17.99		$17.84		$0.15	0.9%

Our 2011 PC results include acquisitions including Cambridge, which was effective August 5, 2011 and increased net service revenues, gross margin and operating income before corporate expenses by $14.7 million, $4.9 million and $2.8 million, respectively.

Organic PC segment net service revenues also increased $0.3 million, or 0.8%, due to an organic increase in average rate per hour (which was generated from changes in discipline, payor and geographic mix rather than actual rate increases).

Total general and administrative expenses as a percentage of revenues reduced to 19.4% from 20.9% due to our ability to leverage our existing infrastructure over a larger revenue base.

As a result, PC segment operating income before corporate expenses increased to $8.4 million from $5.5 million in 2010, while operating income before corporate expenses as a percent of revenues increased to 15.1% in 2011 from 13.7% in 2010.

Year Ended December 31, 2010 Compared with Year Ended December 31, 2009

(in thousands)

	2010		2009		Change
Consolidated	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues:
Visiting Nurse	$294,915	88.0%	$256,060	86.5%	$38,855	15.2%
Personal Care	40,380	12.0%	39,922	13.5%	458	1.1%
	335,295	100.0%	295,982	100.0%	39,313	13.3%
Operating income before corporate expenses:
Visiting Nurse	66,316	22.5%	53,973	21.1%	12,343	22.9%
Personal Care	5,513	13.7%	5,100	12.8%	413	8.1%
	71,829	21.4%	59,073	20.0%	12,756	21.6%
Corporate expenses	20,172	6.0%	17,205	5.8%	2,967	17.2%
Operating income	51,657	15.4%	41,868	14.1%	9,789	23.4%
Interest expense, net	(266)	-0.1%	(803)	-0.3%	537	-66.9%
Income tax expense	(20,678)	-6.2%	(16,501)	-5.6%	(4,177)	25.3%
Net income	$30,713	9.2%	$24,564	8.3%	$6,149	25.0%

EBITDA (1)	$56,075	16.7%	$45,624	15.4%	$10,451	22.9%

(1)  See page 46 for discussion of EBITDA.

On a consolidated basis, our 2010 net service revenues increased 13.3% to approximately $335.3 million compared to $296.0 million in 2009.  Organic revenue growth was approximately $37.0 million or 94.2% of our total growth while acquisitions increased revenue by approximately $2.3 million.

Operating income in 2010 grew approximately 23% over 2009 primarily due to VN segment revenue growth of approximately 15%.  Operating income as a percent of revenues increased to 15.4% in 2010 versus 14.1% in 2009 based primarily on VN Medicare rate increases and organic volume growth.  Unallocated corporate expenses included $1.2 million (or 0.4% of revenue) in fees and expenses associated with the governmental inquiries discussed previously.

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

	2010		2009		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$294,915	100.0%	$256,060	100.0%	$38,855	15.2%
Cost of service revenues	126,122	42.8%	110,661	43.2%	15,461	14.0%
Gross margin	168,793	57.2%	145,399	56.8%	23,394	16.1%
General and administrative expenses:
Salaries and benefits	76,319	25.9%	66,929	26.1%	9,390	14.0%
Other	26,158	8.9%	24,497	9.6%	1,661	6.8%
Total general and administrative expenses	102,477	34.7%	91,426	35.7%	11,051	12.1%
Operating income before corporate expenses	$66,316	22.5%	$53,973	21.1%	$12,343	22.9%

Average number of locations	86		76		10	13.2%

All payors:
Patients Months	205,681		185,959		19,722	10.6%
Admissions	58,291		52,029		6,262	12.0%
Billable Visits	1,886,287		1,712,480		173,807	10.1%

Medicare Statistics:
Revenue (in thousands)	$271,248	92.0%	$230,383	90.0%	$40,865	17.7%
Billable visits	1,581,360		1,395,001		186,359	13.4%
Admissions	52,757		47,110		5,647	12.0%
Recertifications	34,285		29,326		4,959	16.9%
Episodes Completed	86,414		76,436		9,978	13.1%

Revenue per completed episode	$3,140		$2,974		$166	5.6%

Net service revenues in the VN segment for 2010 rose 15.2% to approximately $294.9 million.  The $38.9 million increase was primarily driven by 12% growth in Medicare admissions and episodes and a 5.6% increase in revenue per episode.  Revenue per episode increased approximately 3.0% due to acuity with the remaining 2.6% from a combination of Medicare rate changes and in the geographic mix of the patients we served.  A Medicare rate increase of approximately 1.75% on January 1, 2010 and a rural-rate add-on of 3% on April 1, 2010 (effectively 0.2% for the Company) were partially offset by the impact of the 5.2% Medicare reimbursement rate cut for 2011 which reduced revenue by $1.2 million for episodes started in the fourth quarter which did not complete until 2011.  The increase in the average number of visits per episode was caused by the increased acuity level (care needs) of our patients.

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

	2010		2009		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$40,380	100.0%	$39,922	100.0%	$458	1.1%
Cost of service revenues	26,420	65.4%	26,629	66.7%	(209)	-0.8%
Gross margin	13,960	34.6%	13,293	33.3%	667	5.0%
General and administrative expenses:
Salaries and benefits	5,225	12.9%	5,086	12.7%	139	2.7%
Other	3,222	8.0%	3,107	7.8%	115	3.7%
Total general and administrative expenses	8,447	20.9%	8,193	20.5%	254	3.1%
Operating income before corporate expenses	$5,513	13.7%	$5,100	12.8%	$413	8.1%

Average number of locations	22		22		—	0.0%

Admissions	2,863		3,055		(192)	-6.3%
Patient months of care	44,823		45,242		(419)	-0.9%
Patient days of care	578,879		572,407		6,472	1.1%
Billable hours	2,263,702		2,280,233		(16,531)	-0.7%
Revenue per billable hour	$17.84		$17.51		$0.33	1.9%

Net service revenues in the personal care segment were flat for 2010 at $40.4 compared to 2009 at $39.9 million.  Our net effective rate per hour increased approximately 1.9% due to changes in state, payor and service mix approximately offsetting a 0.7% decrease in billable hours.  Gross margin as a percentage of revenue improved to 34.6% in 2010 from 33.3% in 2009 due to improved control over direct care staff pay rates and overtime and due to mix changes.  General and administrative expense as a percent of revenues was 20.9%, which was consistent with the prior year.

As a result, operating income before corporate expenses in the PC segment increased 8.1% to $5.5 million in 2010 from $5.1 million in 2009 and operating income as a percent of revenue increased to 13.7% in 2010 from 12.8% in 2009.

Liquidity and Capital Resources

We believe that a certain amount of debt has an appropriate place in our overall capital structure and it is not our strategy to eliminate all debt financing.  We believe that our cash flow from operations, cash on hand, and borrowing capacity on our bank credit facility, described below, will be sufficient to cover operating needs, future capital expenditure requirements and scheduled debt payments of miscellaneous small borrowing arrangements and capitalized leases.  In addition, it is likely that we will pursue growth from acquisitions, partnerships and other ventures that would be funded from excess cash from operations, cash on hand, credit available under the bank credit agreement and other financing arrangements that are normally available in the marketplace.  Further, our board may pursue a stock repurchase program.

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

Revolving Credit Facility

At December 31, 2011, the Company had a $125 million senior secured revolving credit facility with JP Morgan Chase Bank, NA, as Administrative Agent, Bank of America, as Syndication Agent and certain other lenders (the Facility).  The Facility consists of a $125 million credit line with a maturity date of December 2, 2015 and an “accordion” feature providing for potential future expansion of the facility to $175 million.  Borrowings (other than letters of credit) under the credit facility are at either the bank’s prime rate plus a margin (ranging from 1.25% to 2.25%, currently 1.25%) or LIBOR plus a margin (ranging from 2.25% to 3.25%, currently 2.25%).  The margin for prime rate or LIBOR borrowings is determined by the Company’s leverage.  Borrowings under the Facility are secured by a first priority perfected security interest in all tangible and intangible assets of the Company, and all existing and future direct and indirect subsidiaries of the Company, as guarantors.

The weighted average prime rate-based interest rates were 4.50% and 3.33% for the years ended December 31, 2011 and 2010, respectively.  The weighted average LIBOR rate was 2.59% and 1.98% for 2011 and 2010, respectively.  The Company pays a quarterly commitment fee of 0.30% to 0.50% on the average daily unused facility balance based on leverage. Borrowings are subject to various covenants including a multiple of 3.0 times earnings before interest, taxes, depreciation and amortization (“EBITDA”). “EBITDA” may include “Acquired EBITDA” from pro-forma acquisitions pursuant to a calculation rider, up to 50% of “Adjusted EBITDA”, as defined. Borrowings under the Facility may be used for general corporate purposes, including acquisitions. As of December 31, 2011, the formula permitted all $125 million to be used, of which no amounts were outstanding. We had irrevocable letters of credit totaling $5.8 million outstanding in connection with our self-insurance programs, which resulted in a total of $119.2 million being available for use at December 31, 2011. As of December 31, 2011, we were in compliance with the Facility’s various financial covenants. Under the most restrictive of its covenants, we were required to maintain minimum net worth of at least $147.9 million at December 31, 2011.  At such date, our net worth was approximately $206.3 million.

We believe that this Facility will be sufficient to fund our operating needs for at least the next year.  We will continue to evaluate additional capital, including possible debt and equity investments in the Company, to support a more rapid development of the business than would be possible with internal funds.

Cash Flows

Key elements to the Consolidated Statements of Cash Flows were as follows for the years ended December 31 (in thousands):

Net Change in Cash and Cash Equivalents	2011	2010	2009
Provided by (used in):
Operating activities	$25,932	$34,769	$26,917
Investing activities	(40,053)	(5,407)	(8,461)
Financing activities	(129)	(808)	(249)
Net (decrease) increase in cash and cash equivalents	$(14,250)	$28,554	$18,207

2011 Compared to 2010

Net cash provided by operating activities resulted primarily from current period net income of $20.8 million, net of changes in accounts receivable, accounts payable and accrued expenses.  Days revenues in accounts receivable were 46 at December 31, 2011 and 43 at December 31, 2010.

The cash used in investing activities was primarily due to the acquisitions completed in April and August of 2011 for total cash of approximately $37.1 million, with the remainder due to capital expenditures.

Net cash used in financing activities for 2011 decreased over the prior year period primarily due to a $0.3 million increase in the tax benefit from share-based awards.  The Company received a current tax deduction, subject to IRS limits, for option award exercises, restriction lapses for restricted awards and distribution of shares in connection the terminated Directors Deferred Compensation Plan.  Such deductions are shown in the cash flow statement as a financing cash inflow.

2010 Compared to 2009

Net cash provided by operating activities resulted primarily from current period income of $34.8 million, net of changes in accounts receivable, accounts payable and accrued expenses.  Days revenues in accounts receivable were 43 and 41 at December 31, 2011 and 2009, respectively.

The cash used in investing activities is primarily related to capital expenditures and additional amounts paid under earn-out agreements entered into in conjunction with our historical acquisitions.

Net cash used in financing activities resulted primarily from the payments of $1.8 million on capital leases and notes payable which were offset by the impact of the tax benefit of stock option exercises.  The Company’s stock option plans permit optionees to have option shares withheld on exercises in lieu of submitting to the Company the amount necessary for income tax withholdings.  Such withholding of shares in lieu of taxes is shown in the cash flow as a repurchase of shares in the amount of $0.6 million.  The Company receives a current tax deduction for compensation expense subject to IRS limits.  Such deductions related to stock option exercises in 2010 are shown in the cash flow statement as a financing cash inflow of approximately $1.2 million.

Medicaid Reimbursement

We have a significant dependence on state Medicaid reimbursement programs.  For the year ended December 31, 2011, approximately 8.2%, 6.1%, 2.8%, 0.6%, 0.2%, 0.1% and 0.1% of our revenues were generated from Medicaid reimbursement programs in the states of Ohio, Connecticut, Kentucky, Florida, New Jersey, Indiana, and Pennsylvania, respectively.  The state of Ohio Medicaid Program implemented a 3% rate reduction across the board beginning January 1, 2010 which continued in 2011.  Connecticut’s program is frozen and they are not admitting any new clients.

Acquisitions

The Company completed several acquisitions over the past three fiscal years and will continue to actively seek to acquire other quality providers of home health services like our current operations.

Factors which may affect future acquisition decisions include, but are not limited to, the quality and potential profitability of the business under consideration, potential regulatory limitations and our profitability and ability to finance the transaction.  See Part II, Item 8, Note 12 to the accompanying Notes to Consolidated Financial Statements for details regarding these acquisitions.

2011 Acquisitions

During 2011, we acquired 9 VN and 38 PC branch locations in Ohio and Pennsylvania.  We funded these acquisitions with cash on hand of $37.1 million and issuance of a $1 million promissory note at 6% interest.

2010 Acquisition

During 2010, we acquired one VN branch which expanded our operations in Ohio. The acquisition was funded with cash on hand and a promissory note.

2009 Acquisition

During 2009 we acquired 2 VN branch locations which expanded our operations in Florida.  We funded this acquisition by issuing a $1.2 million promissory note at 6% interest and using cash on hand along with our senior credit facility to make cash payment of $4.0 million.

Contractual Obligations

The following table provides information about the payment dates of our contractual obligations at December 31, 2011, excluding current liabilities except for the current portion of long-term debt and additional consideration on acquisitions (in thousands):

	2012	2013	2014	2015	2016	Total
Revolving credit facility	$—	$—	$—	$—	$—	$—
Notes payable	1,200	625	500	—	—	2,325
Operating leases	5,124	3,513	2,130	1,157	528	12,452
Total	$6,324	$4,138	$2,630	$1,157	$528	$14,777

Commitments and Contingencies

Letters of Credit

We have outstanding letters of credit totaling $5.8 million at December 31, 2011, which benefit our third-party insurer/administrators for our self-insurance programs.  The amount of such insurance program letters of credit is subject to negotiation annually upon renewal and may vary in the future based upon such negotiation, our historical claims experience and expected future claims.  It is reasonable to expect that the amount of the letter of credit will increase in the future, however, we are unable to predict to what degree.

We currently have no contingent obligations related to acquisition agreements.  However, we periodically seek acquisition candidates and may reasonably be expected to enter into acquisitions in the future.

Our commitments and contingencies are also impacted by our general and professional liabilities, pending litigation and health care reform discussed elsewhere in this form 10-K.  Please refer to Part I, Item 1, “Government Regulation”, Part I, Item 1A, “Risk Factors”, Part I, Item 3 “Legal Proceedings”, Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” and Part II, Item 8, “Notes to Consolidated Financial Statements”.

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

EBITDA

Earnings before interest, income tax, depreciation and amortization (EBITDA) is not a measure of financial performance under accounting principles generally accepted in the US (GAAP).  It should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating, investing or financing activities, or any other measure calculated in accordance with generally accepted accounting principles.  The items excluded from EBITDA are significant components in understanding and evaluating financial performance and liquidity.  Management routinely calculates and communicates EBITDA and believes that it is useful to investors because it is commonly used as an analytical indicator within our industry to evaluate performance, measure leverage capacity and debt service ability, and to estimate current or prospective enterprise value. EBITDA is also used in certain covenants contained in our credit agreement.

The following table sets forth a reconciliation of net income to EBITDA as of December 31 (in thousands):

	2011	2010	2009
Net income	$20,802	$30,713	$24,564
Add back:
Interest expense	180	266	803
Income tax expense	13,579	20,678	16,501
Depreciation and amortization	2,816	2,913	2,385
Amortization of stock-based compensation	1,422	1,505	1,371
Earnings before interest, income taxes, depreciation and amortization (EBITDA)	$38,799	$56,075	$45,624

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Derivative Instruments

We do not use derivative instruments.

Market Risk of Financial Instruments

Our primary market risk exposure with regard to financial instruments is to changes in interest rates.

At December 31, 2011, the Company had no outstanding amounts on its revolving credit facility and, therefore, a hypothetical 100 basis point increase in short-term interest rates would not have impacted our annual pre-tax earnings.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
Net service revenues	$339,853	$335,295	$295,982
Cost of service revenues (excluding depreciation and amortization)	167,058	152,545	137,128
Gross margin	172,795	182,750	158,854
General and administrative expenses:
Salaries and benefits	97,514	91,309	81,371
Other	40,720	39,784	35,615
Total general and administrative expenses	138,234	131,093	116,986
Operating income	34,561	51,657	41,868
Interest expense, net	(180)	(266)	(803)
Income before income taxes	34,381	51,391	41,065
Income tax expense	(13,579)	(20,678)	(16,501)
Net income	$20,802	$30,713	$24,564

Per share amounts-basic:
Average shares outstanding	9,278	9,123	8,372

Net income	$2.24	$3.37	$2.93

Per share amounts-diluted:
Average shares outstanding	9,360	9,352	8,589

Net income	$2.22	$3.28	$2.86

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	As of December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,693	$47,943
Accounts receivable - net	45,166	39,772
Prepaid expenses and other current assets	6,437	3,513
Deferred tax assets	7,470	8,521
TOTAL CURRENT ASSETS	92,766	99,749

PROPERTY AND EQUIPMENT - NET	5,229	4,514

GOODWILL	132,653	101,060

OTHER INTANGIBLE ASSETS	19,709	14,285

OTHER ASSETS	465	519
TOTAL ASSETS	$250,822	$220,127

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,489	$5,424
Accrued other liabilities	21,129	20,529
Current portion - capital leases and notes payable	1,200	1,695
TOTAL CURRENT LIABILITIES	28,818	27,648

LONG-TERM LIABILITIES:
Notes payable	1,125	1,325
Deferred tax liabilities	13,631	8,763
Other liabilities	951	223
TOTAL LONG-TERM LIABILITIES	15,707	10,311
TOTAL LIABILITIES	44,525	37,959

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.05; authorized 2,000 shares; none issued or outstanding	—	—
Common stock, par value $0.10; authorized 25,000; 9,381 and 9,243 issued and outstanding	938	924
Treasury stock, at cost, 13 and 4 shares	(431)	(139)
Additional paid-in capital	100,678	97,073
Retained earnings	105,112	84,310
TOTAL STOCKHOLDERS’ EQUITY	206,297	182,168

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$250,822	$220,127

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

					Additional		Total
	Common Stock		Treasury Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance, December 31, 2008	8,116	$811	—	$—	$64,938	$29,033	$94,783
Options exercised, net of shares surrendered or withheld	20	2	—	—	98	—	100
Restricted stock awards and stock-based compensation	47	5	—	—	1,366	—	1,371
Tax benefit from exercise of non- qualified stock options	—	—	—	—	203	—	203
Stock offering	968	97	—	—	27,860	—	27,957
Net income	—	—	—	—	—	24,564	24,564
Balance, December 31, 2009	9,151	$915	—	$—	$94,465	$53,597	$148,977
Options exercised, net of shares surrendered or withheld	80	8	(4)	(139)	(129)	—	(260)
Restricted stock awards and stock-based compensation	12	1	—	—	1,504	—	1,505
Tax benefit from exercise of non- qualified stock options	—	—	—	—	1,233	—	1,233
Net income	—	—	—	—	—	30,713	30,713
Balance, December 31, 2010	9,243	$924	(4)	$(139)	$97,073	$84,310	$182,168
Stock award maturities, net of shares surrendered or withheld	125	13	(9)	(292)	632	—	353
Restricted stock awards and stock-based compensation	13	1	—	—	1,422	—	1,423
Tax benefit from stock-based compensation	—	—	—	—	1,551	—	1,551
Net income	—	—	—	—	—	20,802	20,802
Balance, December 31, 2011	9,381	$938	(13)	(431)	$100,678	$105,112	$206,297

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$20,802	$30,713	$24,564

Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	2,816	2,913	2,385
Provision for uncollectible accounts	2,355	3,691	3,762
Stock-based compensation	1,422	1,505	1,371
Deferred income taxes	4,371	2,770	695
	31,766	41,592	32,777
Change in certain net assets and liabilities, net of the effects of acquisitions:
(Increase) decrease in:
Accounts receivable	(1,630)	(8,255)	(3,958)
Prepaid expenses and other current assets	1,163	(1,184)	570
Other assets	55	68	(69)
(Decrease) increase in:
Accounts payable and accrued expenses	(5,418)	2,548	(2,220)
Net cash provided by operating activities	25,936	34,769	27,100

Cash flows from investing activities:
Capital expenditures	(2,889)	(2,607)	(2,134)
Acquisitions, net of cash acquired	(37,164)	(2,800)	(6,510)
Net cash used in investing activities	(40,053)	(5,407)	(8,644)

Cash flows from financing activities:
Net revolving credit facility repayments	—	—	(23,998)
Proceeds from stock option exercises	292	380	113
Purchase of common stock in connection with stock options	(440)	(640)	(14)
Tax benefit from non-qualified stock option exercises	1,610	1,233	203
Proceeds from stock offering, net	—	—	27,957
Principal payments on capital leases and notes payable	(1,595)	(1,781)	(4,510)
Net cash used in financing activities	(133)	(808)	(249)

Net (decrease) increase in cash and cash equivalents	(14,250)	28,554	18,207
Cash and cash equivalents at beginning of period	47,943	19,389	1,182
Cash and cash equivalents at end of period	$33,693	$47,943	$19,389

Supplemental disclosures of cash flow information:
Cash payment of interest, net of amounts capitalized	$180	$266	$1,133
Cash payment of taxes	$8,778	$17,954	$14,175

Summary of non-cash investing and financing activities:
Settlement of Directors Deferred Compensation Plan	$501	$—	$—
Acquisitions funded by notes payable	$1,000	$125	$1,200

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated all dollar and share amounts are in thousands)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation and Description Of Business

The consolidated financial statements include the accounts of Almost Family, Inc. (a Delaware corporation) and its wholly-owned subsidiaries (collectively “Almost Family” or the “Company”). The Company is a leading, regionally focused provider of home health services and has service locations in Florida, Kentucky, Ohio, Connecticut, New Jersey, Massachusetts, Missouri, Alabama, Illinois, Pennsylvania and Indiana (in order of revenue significance).

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

Uninsured deposits at December 31, 2011, and 2010 were approximately $32,436 and $47,500, respectively.  These amounts have been deposited with national financial institutions.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives (generally two to ten years for medical and office equipment and three years for internally developed software).  Leasehold improvements are depreciated over the terms of the respective leases (generally three to ten years).

Goodwill and Other Intangible Assets

Goodwill and indefinite lived intangible assets acquired are stated at fair value at the date of acquisition.  Subsequent to acquisition, the Company conducts annual reviews for impairment, or more frequently if circumstances indicate impairment may have occurred, under Accounting Standards Codification (ASC) Topic 350, Intangibles — Goodwill and Other.  The Company has completed its most recent annual impairment tests as of December 31, 2011 and has determined that no impairment existed.

Other intangible assets consist of licenses, certificates of need, non-compete agreements, and trade names.  Licenses, certificates of need and trade names have indefinite lives and are not amortized.  Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, such as the cost of non-compete agreements for which their estimated useful life is usually 3 years, beginning after the earn-out period, if any.

The following table summarizes the activity related to our goodwill and other intangible assets for 2011 and 2010

		Other Intangible Assets
		Certificates of
		Need and		Non-compete
	Goodwill	Licenses	Trade Name	Agreements	Total
Balances at 12-31-09	$99,333	$6,591	$7,381	$366	$14,338
Additions	1,727	250	—	—	250
Amortization	—	—	—	(303)	(303)
Balances at 12-31-10	$101,060	$6,841	$7,381	$63	$14,285
Additions	31,593	2,250	3,040	230	5,520
Amortization	—	—	—	(96)	(96)
Balances at 12-31-11	$132,653	$9,091	$10,421	$197	$19,709

At December 31, 2011, the Visiting Nurse (VN) segment includes $102,207, $8,481, $7,701 and $34, while the Personal Care (PC) segment includes $30,447, $610, $2,720 and $163 of total goodwill, certificates of need and licenses, trade names and non-compete agreements, respectively.  At December 31, 2010, $97,233 and $3,827 of total goodwill relates to the VN segment and the PC segment, while all other intangible assets relate to the VN segment. Purchase price allocations for 2011 acquisitions are preliminary as discussed in Note 12.

Capitalization Policies

Maintenance, repairs and minor replacements are charged to expense as incurred.  Major renovations and replacements are capitalized to appropriate property and equipment accounts.  Upon sale or retirement of property, the cost and related accumulated depreciation are eliminated from the accounts and the related gain or loss is recognized in income.

The Company capitalizes the cost of internally developed computer software for the Company’s own use.  Software development costs of approximately $535, $513 and $293 were capitalized in the years ended December 31, 2011, 2010 and 2009, respectively.

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

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against the Company by various claimants.  The claims are in various stages of processing and some may ultimately be brought to trial.  The Company is aware of incidents that have occurred through December 31, 2011 that may result in the assertion of additional claims.  The Company currently carries professional and general liability insurance coverage (on a claims made basis) for this exposure with no deductible.  The Company also carries D&O coverage (also on a claims made basis) for potential claims against our directors and officers, including securities actions, with deductibles ranging from $100 to $250 per claim.

The Company records estimated liabilities for its insurance programs based on information provided by the third-party plan administrators, historical claims experience, the life cycle of claims, expected costs of claims incurred but not paid, and expected costs to settle unpaid claims.  The Company monitors its estimated insurance-related liabilities and recoveries, if any, on a monthly basis and as required by ASU No. 2010-24, Health Care Entities (Topic 954): Presentation of Insurance Claims and Related Insurance Recoveries, records amounts due under insurance policies in other current assets, while recording the estimated carrier liability in other current liabilities in the December 31, 2011 Consolidated Balance Sheet.  As facts change, it may become necessary to make adjustments that could be material to the Company’s results of operations and financial condition.

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

Seasonality

Our VN segment operations located in Florida (which generated approximately 43% of that segment’s revenues in 2011) normally experience higher admissions during the first quarter and lower admissions during the third quarter than in the other quarters due to seasonal population fluctuations.

Net Service Revenues

The Company is paid for its services primarily by federal and state third-party reimbursement programs, commercial insurance companies, and patients. Revenues are recorded at established rates in the period during which the services are rendered.  Appropriate allowances to give recognition to third party payment arrangements are recorded when the services are rendered.

Approximately 77% of the Company’s net service revenues are derived from the Medicare program.  Net service revenues are recorded under the Medicare payment program (“PPS”) based on a 60-day episode payment rate that is subject to adjustment based on certain variables including, but not limited to: (a) an outlier payment if our patient’s care was unusually costly (capped at 10% of total reimbursement); (b) a low utilization payment adjustment (“LUPA”) if the number of visits was fewer than five; (c) a partial payment if a patient is transferred to another provider or received from another provider before completing the episode; (d) a payment adjustment based upon the level of therapy services required (thresholds set at 6, 14 and 20 visits); (e) the number of episodes of care provided to a patient; (f) changes in the base episode payments established by the Medicare Program; and (g) adjustments to the base episode payments for case mix and geographic wages.

At the beginning of each Medicare episode the Company calculates an estimate of the amount of expected reimbursement based on the variables outlined above and recognizes Medicare revenue on an episode-by-episode basis during the course of each episode over its expected number of visits.  Over the course of each episode, as changes in the variables become known, adjustments are calculated and recorded as needed to reflect changes in expectations for that episode from those established at the start of the 60 day period until its ultimate outcome at the end of the 60 day period is known.

Substantially all remaining revenues are earned on a per visit, hour or unit basis (as opposed to episodic).  For all services provided, the Company uses either payor-specific or patient-specific fee schedules for the recording of revenues at the amounts actually expected to be received.

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

Revenue and Receivable Concentrations

The following table sets forth the percent of the Company’s revenues generated from Medicare, state Medicaid programs and other payors for the year ended December 31:

	2011	2010	2009
Medicare	77.1%	80.9%	77.8%
Medicaid & other government programs:
Ohio	8.3%	4.1%	4.4%
Connecticut	6.1%	6.0%	7.5%
Kentucky	2.8%	3.1%	3.1%
Florida	0.6%	0.7%	0.6%
Others	0.3%	0.6%	1.0%
Subtotal	18.1%	14.5%	16.6%
All other payors	4.8%	4.6%	5.6%
Total	100.0%	100.0%	100.0%

Concentrations in the Company’s accounts receivable were as follows as of December 31:

	2011		2010
	Amount	Percent	Amount	Percent
Medicare	$32,150	58.8%	$33,480	65.8%
Medicaid & other government programs:
Ohio	7,828	14.3%	1,853	3.6%
Connecticut	4,730	8.7%	5,327	10.5%
Kentucky	3,387	6.2%	4,053	8.0%
Others	1,115	2.0%	1,383	2.7%
Subtotal	17,060	31.2%	12,616	24.8%
All other payors	5,433	10.0%	4,824	9.5%
Subtotal	54,642	100.0%	50,920	100.0%
Third party payable	(2,812)		(3,623)
Allowance for uncollectible accounts	(6,664)		(7,525)
Total	$45,166		$39,772

At December 31, 2011 and 2010, the Company had $2,812 and $3,623 of payables outstanding primarily related to filed or estimated cost reports with the Kentucky Medicaid program.  Medicare accounts receivable at December 31, 2011 are reduced by unbillable amounts pertaining to the new face-to-face regulation which was effective April 1, 2011, and outlier payments exceeding the 10% reimbursement cap implemented January 1, 2010.  As a result of these regulations, the Company’s December 31, 2011 and 2010 accounts receivable, net includes contractual allowances of $1,555 and $275, respectively.

The ability of payors to meet their obligations depends upon their financial stability, future legislation and regulatory actions.  The Company does not believe there are any significant credit risks associated with receivables from Federal and state third-party reimbursement programs. The allowance for uncollectible accounts principally consists of management’s estimate of amounts that may prove uncollectible for coverage, eligibility and technical reasons.

Payor Mix Concentrations and Related Aging of Accounts Receivable

The approximate breakdown by payor classification as a percent of total accounts receivable, net of contractual allowances, if any, at December 31, 2011 and 2010 is set forth in the following tables:

	2011
Payor	0-90	91-180	181-365	>1 yr.	Total
Medicare	41%	12%	4%	1%	58%
Medicaid & Government	20%	4%	3%	5%	32%
Self Pay	2%	0%	0%	1%	3%
Insurance	4%	1%	1%	1%	7%
Total	67%	17%	8%	8%	100%

	2010
Payor	0-90	91-180	181-365	>1 yr.	Total
Medicare	46%	12%	3%	4%	65%
Medicaid & Government	13%	4%	6%	3%	26%
Self Pay	1%	0%	0%	1%	2%
Insurance	4%	1%	1%	1%	7%
Total	64%	17%	10%	9%	100%

Allowance for Uncollectible Accounts by Payor Mix and Related Aging

The Company records an estimated allowance for uncollectible accounts by applying estimated bad debt percentages to its accounts receivable aging.  The percentages to be applied by payor type are based on the Company’s historical collection and loss experience.  The Company’s effective allowances for uncollectible accounts as a percent of accounts receivable were as follows at December 31, 2011 and 2010:

	2011
Payor	0-90	91-180	181-365	>1 yr.	>2 yrs.
Medicare	3%	9%	29%	100%	100%
Medicaid & Government	1%	7%	20%	89%	100%
Self Pay	1%	5%	18%	86%	100%
Insurance	2%	9%	27%	95%	100%
Total	3%	9%	25%	91%	100%

	2010
Payor	0-90	91-180	181-365	>1 yr.	>2 yrs.
Medicare	3%	9%	32%	100%	100%
Medicaid & Government	2%	8%	24%	83%	100%
Self Pay	1%	7%	50%	81%	100%
Insurance	3%	9%	47%	98%	100%
Total	3%	9%	30%	93%	100%

The Company’s allowance for uncollectible accounts at December 31, 2011 and 2010 was approximately $6,664 and $7,525, respectively.

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

	2011	2010	2009
Basic weighted average outstanding shares	9,278	9,123	8,372
Dilutive effect of outstanding compensation awards	82	229	217
Diluted weighted average outstanding shares	9,360	9,352	8,589

The assumed conversions to common stock of 125, 26, and zero of the Company’s outstanding stock options were excluded from the diluted EPS computation in 2011, 2010, and 2009, respectively, because these items, on an individual basis, have an anti-dilutive effect on diluted EPS.

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

Financial Statement Reclassifications

Certain prior period amounts and data have been reclassified in the financial statements and related notes in order to conform to the 2011 presentation.  Such reclassifications had no effect on previously reported net income.

Stock-Based Compensation

Stock options and restricted stock are granted under various stock compensation programs to employees and independent directors.  The Company accounts for such grants in accordance with ASC Topic 718, Compensation — Stock Compensation and amortizes the fair value of awards on a straight-line basis over the requisite service periods.

Accounting for Leases

The Company accounts for operating leases using the straight-line rents method, which amortizes contracted total rents due evenly over the lease term.

Advertising Costs

The Company expenses the costs of advertising as incurred.  Advertising expense was $370, $425 and $364 for the years ended December 31, 2011, 2010, and 2009, respectively.

Discontinued Operations

The Company follows the guidance in ASC Topic 360, Property, Plant and Equipment, and when appropriate, reclassifies operating units closed, sold, or held for sale out of continuing operations and into discontinued operations for all periods presented.  During 2011, the Company reclassified operating results related to its closed Boston Personal Care business unit into discontinued operations.  For the year ended December 31, 2010 and 2009, net service revenues were reduced by approximately $1,634 and $2,761, respectively and net income was reduced by $131 and increased by $177, respectively.  This reclassification did not significantly impact net service revenue or net income for the year ended December 31, 2011.  Because this reclassification had no effect on diluted earnings per share for any period presented, income from discontinued operations is not presented separately on the face of the consolidated statements of income.

Recently Issued Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued ASU 2011-08, Intangibles — Goodwill and Other (Topic 350) which will amend current guidance to allow companies to first perform a qualitative assessment to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. ASU 2011-08 is effective for the Company beginning January 1, 2012, with early adoption permitted. The adoption of ASU 2011-08 is not expected to have a material impact on the Company’s consolidated financial statements.

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

In August 2010, the FASB issued ASU 2010-24, Health Care Entities (Topic 954): Presentation of Insurance Claims and Related Insurance Recoveries.  Under ASU 2010-24, net presentation of insurance recoveries against a related claim liability is not permitted for health care entities.  ASU 2010-24 was effective for the Company January 1, 2011.  The adoption of ASU 2010-24 increased prepaid expenses and other current assets and accrued other liabilities by $2,892 and did not impact the statements of operations or cash flows.

NOTE 2 - ACCRUED LIABILITIES

Accrued liabilities consist of the following as of December 31:

	2011	2010
Wages and employee benefits	$9,028	$10,554
Insurance accruals	9,711	5,850
Accrued taxes	42	183
Accrued professional fees and other	2,348	3,942
	$21,129	$20,529

NOTE 3 - PROPERTY AND EQUIPMENT, NET

Property and equipment, net, including equipment under capital leases, if any, consist of the following as of December 31:

	2011	2010
Leasehold improvements	$796	$725
Medical equipment	537	556
Computer equipment and software	11,098	10,427
Office and other equipment	3,088	2,594
	15,519	14,302
Less accumulated depreciation	(10,290)	(9,788)
	$5,229	$4,514

Depreciation and amortization expense (including amortization of assets held under capital leases, if any) is recorded in general and administrative expenses - other and was $2,522, $2,396 and $1,903 for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE 4 - REVOLVING CREDIT FACILITY

At December 31, 2011, the Company had a $125 million senior secured revolving credit facility with JP Morgan Chase Bank, NA, as Administrative Agent, Bank of America, as Syndication Agent and certain other lenders.  The facility consists of a $125 million credit line with a maturity date of December 2, 2015 and an “accordion” feature providing for potential future expansion of the facility to $175 million.  Borrowings (other than letters of credit) under the credit facility are at either the bank’s prime rate plus a margin (ranging from 1.25% to 2.25%, currently 1.25%) or LIBOR plus a margin (ranging from 2.25% to 3.25%, currently 2.25%).  The margin for prime rate or LIBOR borrowings is determined by the Company’s leverage.  Borrowings under the Facility are secured by a first priority perfected security interest in all tangible and intangible assets of the Company, and all existing and future direct and indirect subsidiaries of the Company, as guarantors.

The weighted average prime rate-based interest rates were 4.50% and 3.33% for the year ended December 31, 2011 and 2010, respectively.  The weighted average LIBOR rate was 2.59% and 1.98% for 2011 and 2010, respectively.  The Company pays a commitment fee quarterly of 0.30% to 0.50% on the average daily unused facility balance based on leverage. Borrowings are subject to various covenants including a multiple of 3.0 times earnings before interest, taxes, depreciation and amortization (“EBITDA”). “EBITDA” may include “Acquired EBITDA” from proforma acquisitions pursuant to a calculation rider, up to 50% of “Adjusted EBITDA”, as defined. Borrowings under the facility may be used for general corporate purposes, including acquisitions. As of December 31, 2011, the formula permitted all $125 million to be used, of which no amounts were outstanding. The Company has irrevocable letters of credit totaling $5.8 million outstanding in connection with its self-insurance programs. Thus, a total of $119.2 million was available for use at December 31, 2011. The Facility is subject to various financial covenants. As of December 31, 2011, the Company was in compliance with the covenants. Under the most restrictive of its covenants, the Company was required to maintain minimum net worth of at least $147.9 million at December 31, 2011.  At such date, the Company’s net worth was approximately $206.3 million.

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

As of December 31, 2011, the Company does not have any assets or liabilities carried at fair value that are measured on a recurring basis.

NOTE 6 - INCOME TAXES

The provision for income taxes consists of the following as of December 31:

	2011	2010	2009
Federal - current	$7,833	$14,970	$13,208
State and local - current	1,375	2,938	2,570
Deferred	4,371	2,770	724
	$13,579	$20,678	$16,502

A reconciliation of the statutory to the effective rate of the Company is as follows as of December 31:

	2011	2010	2009
Tax provision using statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of Federal benefit	3.9%	4.3%	7.3%
Valuation allowance	0.0%	0.3%	-4.2%
Other, net	0.6%	0.6%	2.1%
Tax provision for continuing operations	39.5%	40.2%	40.2%

The Company has provided a valuation allowance against certain net deferred tax assets based upon management’s estimation of realizability of those assets through future taxable income.  This valuation allowance was based in large part on the Company’s history of generating operating income or losses in individual tax locales and expectations for the future.  The Company’s ability to generate the expected amounts of taxable income from future operations to realize its recorded net deferred tax assets is dependent upon general economic conditions, competitive pressures on revenues and margins and legislation and regulation at all levels of government.  There can be no assurances that the Company will meet its expectations of future taxable income.  However, management has considered the above factors in reaching its conclusion that it is more likely than not that future taxable income will be sufficient to realize the deferred tax assets (net of valuation allowance) as of December 31, 2011.

During 2011, the valuation allowance increased by $0.02 million, of which $64 was an increase due to a change in expected realizability of deferred tax assets for states operating loss carry-forwards.  The change was primarily generated by the utilization and expiration of state net operating loss carry-forwards upon which a valuation allowance had been previously placed on the related deferred tax assets.

The principal tax carry-forwards and temporary differences were as follows as of December 31:

	2011	2010
Deferred tax assets
Non-deductible reserves and allowances	$5,376	$6,647
Insurance accruals	2,415	2,113
Net operating loss carryforwards	1,254	1,812
	9,045	10,572
Valuation allowance	(1,129)	(1,113)
Deferred tax assets	7,916	9,459

Deferred tax liabilities
Intangibles	(12,904)	(8,707)
Accelerated depreciation	(1,172)	(994)
Deferred tax liabilities	(14,076)	(9,701)
Net deferred tax liabilities	$(6,160)	$(242)

Deferred tax (liabilities) assets are reflected in the accompanying balance sheet as:
Current assets	7,470	8,521
Long-term liabilities	(13,630)	(8,763)
Net deferred tax liabilities	$(6,160)	$(242)

The Company had book goodwill of $56.9 million and $41.3 million at December 31, 2011 and 2010, respectively, which was not deductible for tax purposes.

State operating loss carry-forwards totaling $23.4 million at December 31, 2011 are being carried forward in jurisdictions where we are permitted to use tax losses from prior periods to reduce future taxable income.  If not used to offset future taxable income, these losses will expire between 2012 and 2031.  Due to uncertainty regarding our ability to use some of the carry-forwards, a valuation allowance has been established on $21.3 million of state net operating loss carry-forwards.  Based on our historical record of producing taxable income and expectations for the future, we have concluded that future operating income will be sufficient to give rise to taxable income sufficient to utilize the remaining state net operating loss carry-forwards.

The Company concluded that there are no significant uncertain tax positions requiring recognition in its financial statements.  The evaluation was performed for the tax years ended December 31, 2005, through 2011.  For federal tax purposes, the Company is currently subject to examinations for tax years after 2007, while for state purposes, tax years after 2005 are subject to examination, depending on the specific state rules and regulations.  The Internal Revenue Service has completed its examination of the tax year ended December 31, 2009.

The Company may from time to time be assessed interest and penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to its financial results. Assessments for interest and/or penalties are classified in the financial statements as general and administrative - other.

NOTE 7 - STOCKHOLDERS’ EQUITY

Employee Stock Option Plans

The Company has a 2000 Employee Stock Option Plan which initially provided for options to purchase up to 1,000 shares of the Company’s common stock to key employees, officers and directors.  The Board of Directors determines the amount and terms of the options, which cannot exceed ten years.  At December 31, 2011, options for 136 shares had been granted and were outstanding under this plan.  There are no shares available for future grant.

The Company has a 2007 Stock and Incentive Compensation Plan which provides for stock awards up to 500 shares of the Company’s common stock to employees, non-employee directors or independent contractors, with a maximum number of full value restricted share awards up to 200.  The Board of Directors determines the amount and terms of the options, which cannot exceed ten years.  As of December 31, 2011, options for 156 shares had been granted and were outstanding under this plan. In addition, 106 restricted shares had been awarded.  Shares available for future grant amounted to 185 shares at December 31, 2011.

Changes in option shares outstanding are summarized as follows:

	Shares	Wtd. Avg. Ex. Price
December 31, 2008	374	$14.24
Granted	85	35.14
Exercised	(20)	5.59
Forfeited	(9)	(20.05)
December 31, 2009	430	$18.87
Granted	2	31.91
Exercised	(95)	5.44
Forfeited	(23)	(27.59)
December 31, 2010	314	$22.39
Granted	32	36.69
Exercised	(38)	10.86
Forfeited	(16)	(28.05)
December 31, 2011	292	$25.15

The following table details exercisable options and related information for the year ended December 31:

	2011	2010	2009
Exercisable at end of year	219	199	210
Weighted average price	$22.21	$19.59	$10.50

Weighted average fair value of options granted during the year	$18.31	$11.08	$17.16

The following table details unvested options for the year ended December 31, 2011:

	Shares	Wtd. Avg. Ex. Price
December 31, 2010	113	$27.40
Vested	(64)	(24.21)
Granted	32	36.69
Forfeited	(8)	(29.97)
December 31, 2011	73	$34.02

The fair value of each option award is estimated on the date of grant using the Monte Carlo option valuation model with suboptimal exercise behavior. The Monte Carlo model places greater emphasis on market evidence and predicts more realistic results because it considers open form information including volatility, employee exercise behaviors and turnover. The following assumptions were used in determining the fair value option awards for 2011:

Grant date	Equivalent interest rate	Equivalent volatility	Implied expected lives
March, 2011	3.53%	40.00%	8.39

As of December 31, 2011, there was $2,047 of total unrecognized compensation cost, after estimated forfeitures, related to unvested share-based compensation granted under the plans.  That cost is expected to be recognized over a weighted-average period of 1.26 years.  The total fair value of option shares vested was $2,206 and $2,240 during the years ended December 31, 2011 and 2010, respectively.

The following table summarizes information about stock options at December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Shares	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Exercise Price
$4.00-20.01	18	0.31	$4.79	18	1.48	$4.79
$20.01-30.00	167	5.44	$20.28	154	3.26	$20.10
Over $30.00	107	7.81	$36.11	48	7.22	$35.63
$15.00+	292	6.07	$25.15	220	3.97	$22.21

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (2009 ESPP) which will provide employees of the Company and its subsidiaries with an opportunity to participate in the growth of the Company and to further align the interest of the employees with the interests of the Company through the purchase of shares of the Company’s Common Stock.  Under the 2009 ESPP, 300 shares of the Company’s Common Stock have been authorized for issuance.  As of December 31, 2011, all 300 shares remain available.

Directors Deferred Compensation Plan

The Company had a Non-Employee Directors Deferred Compensation Plan (the Deferred Plan) which allowed Directors to elect to receive fees for Board services in the form of shares of the Company’s common stock.  The Deferred Plan authorized 200 shares for such use.  Allocated shares were to be issued to Directors when they cease to be Directors or upon a change in control.  Directors’ fees were expensed as incurred whether paid in cash or deferred into the Deferred Plan. The Deferred Plan was terminated as of February 22, 2010 with all shares distributed on February 23, 2011.

NOTE 8 - RETIREMENT PLAN

The Company administers a 401(k) defined contribution retirement plan for the benefit of the majority of its employees.  Employees may participate in the plan immediately upon employment.  The Company matches contributions in an amount equal to one-quarter of the first 5% of each participant’s contribution to the plan after completion of one year of service with the Company.  401(k) assets are held by an independent trustee, are not assets of the Company, and accordingly are not reflected in the Company’s balance sheets. The Company’s retirement plan expense was approximately $472, $537 and $418 for the years ended December 31, 2011, 2010, and 2009, respectively.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain real estate, office space, and equipment under non-cancelable operating leases expiring at various dates through 2014 and which contain various renewal and escalation clauses.  Rent expense amounted to approximately $7,700, $6,943 and $6,366 for years ended December 31, 2011, 2010 and 2009, respectively. At December 31, 2011, minimum rental payments under these leases were as follows:

2012	$5,124
2013	3,513
2014	2,130
2015	1,157
2016	528
Total	$12,452

Capital Leases and Term Debt

The Company had certain assets, primarily computer equipment, under capital leases.  The leases included interest of approximately 10.4% per annum. Capital leases had a term life of three (3) years. Assets held under capital lease were carried at cost of approximately $967 with accumulated depreciation of approximately $779 as of December 31, 2010.  No such amounts remained at December 31, 2011.

The Company has four acquisition-related, unsecured notes payable totaling $2.3 million bearing interest at 6% per annum.  At December 31, 2011, future principal payments on the term debt were $1,200, $500, $125, and $500 in June 2012, April 2013, November 2103, and April 2014, respectively.

Legal Proceedings

The Company is currently, and from time to time, subject to claims and suits arising in the ordinary course of its business, including claims for damages for personal injuries.  In the opinion of management, the ultimate resolution of any of these ordinary course pending claims and legal proceedings will not have a material effect on the Company’s financial position or results of operations.

In addition as previously disclosed, the Company has complied with a civil subpoena from the United States Department of Health and Human Services Office of Inspector General received in December 2009.  The subpoena sought the production of various business records relating to the Company’s visiting nurse operations in Birmingham, Alabama, which were acquired in July 2006.  The Company was advised that the subpoena relates to an investigation arising in the context of a False Claims Act qui tam complaint containing allegations regarding the Company’s Medicare practices.  During 2011 the following developments occurred:  1) a qui tam complaint was filed regarding the Company’s Medicare practices at facilities in Tampa, Florida, which were acquired in October 2007.  This complaint was transferred to the United States District Court in the Northern District of Birmingham, Alabama; 2) the United States filed a motion to extend its intervention deadlines in both cases; 3) the court denied the motions; 4) the United States has elected not to intervene at this time however its investigation remains open and it could elect to intervene in the future; and 5) the Court issued an order unsealing the Tampa case, but the Company has not yet been served a copy of the complaint.  The Company is cooperating fully with these investigations.

On April 27, 2010, The Wall Street Journal published an article exploring the relationship between the Centers for Medicare & Medicaid Services home health payment policies and the utilization rates of certain home health agencies.  Following The Wall Street Journal article, on May 12, 2010, the United States Senate Finance Committee (the “Committee”) sent a letter to each of the publicly traded companies mentioned in the article requesting information including Medicare utilization rates for therapy visits.  The Company cooperated fully with the Senate Finance Committee in providing the requested information.  On October 3, 2011, the Committee issued a report on the findings of its inquiry, which found that, among other things, “…none of the documents provided to the Committee by Almost Family show that executives ever pushed therapists to target thresholds or pursue more profitable clinical regimens.”

In June 2010, the Company received a notice of investigation and a civil subpoena for documents from the Securities and Exchange Commission.  The Company is continuing to cooperate with the investigation.  The Company and its officers and directors have continued to respond to additional document requests from the SEC Staff and the Staff recently took testimony of several officers and directors primarily with respect to their sales of common stock of the Company during May 2010.

Four derivative complaints have been filed in Jefferson Circuit Court, Kentucky, against the members of the Company’s board of directors and chief financial officer. All four lawsuits name the Company as a nominal defendant.  All of the complaints refer to The Wall Street Journal article and the subsequent governmental investigations and make various allegations that the individual defendants breached duties owed to the Company in connection with Medicare reimbursements for home therapy visits  On December 15, 2011, counsel for the Plaintiffs in actions filed an amended consolidated complaint repeating the basic allegations and claims set out in the four original derivative complaints.  The suit is titled:  In Re Almost Family, Inc. Shareholder Derivative Litigation.  On February 13, 2012, the independent directors filed a motion to dismiss the complaint because the Plaintiffs failed to make any demand on the Board.  The officer Defendants files a separate motion to dismiss.

A fifth derivative complaint titled Richard W. Carey, Derivatively and on Behalf of Almost Family, Inc. v. William B. Yarmuth, Steven B. Bing, Donald G. McClinton, Tyree G. Wilburn, Jonathan D. Goldberg, W. Earl Reed, III and Henry M. Altman, Jr., was filed in U.S. District Court for the Western District of Kentucky, 3:11-CV-163-H.  The lawsuit names the Company as a nominal defendant and is substantially duplicative of the derivative complaint pending in the Jefferson Circuit Court  The Court granted the Defendants’ motion to stay the lawsuit pending further order of the Court.

Four putative class action lawsuits pending against Almost Family in the U.S. District Court for the Western District of Kentucky were consolidated into a single class action lawsuit entitled In Re Almost Family Securities Litigation.  The consolidated complaint was filed on March 4, 2011.  The complaint refers to The Wall Street Journal article and the subsequent governmental investigations and alleges that the Company, its chief executive officer and chief financial officer violated federal securities laws.  The Company and its officers filed a motion to dismiss the complaint.  On February 10, 2012, the Court entered an order dismissing the complaint with prejudice.  The time for appeal of the decision has not yet expired.

The Company is unable to assess the probable outcome or potential liability, if any, arising from these matters.

NOTE 10 - STOCK TRANSACTIONS

On August 5, 2009, the Company entered into a Distribution Agreement with J.P. Morgan Securities Inc. According to the provisions of this Agreement, the Company could offer and sell from time to time up to 1,600 shares of common stock having an aggregate offering price of up to $50 million through J.P. Morgan, as distribution agent.  Sales of stock were made by means of ordinary brokers’ transactions on the Nasdaq Global Select Market at market prices.  During 2009, the Company issued 968 of our shares of common stock for proceeds of $28.0 million pursuant to this Agreement, which terminated June 30, 2010.

NOTE 11 - SEGMENT DATA

The Company has two reportable segments, VN and PC.  Reportable segments have been identified based upon how management has organized the business by services provided to customers and the criteria in ASC Topic 280, Segment Reporting.  The Company does not allocate certain corporate expenses to the reportable segments.  These expenses are included in Unallocated below.  The Company evaluates the performance of its business segments based upon operating income. Intercompany transactions between segments are eliminated.

The Company’s VN segment provides skilled medical services in patients’ homes largely to enable recipients to reduce or avoid periods of hospitalization and/or nursing home care.  VN Medicare revenues are generated on a per episode basis rather than a fee per visit or day of care.  Approximately 92% of the VN segment revenues are generated from the Medicare program, while the balance is generated from Medicaid and private insurance programs.

The Company’s PC segment services are also provided in patients’ homes.  These services (generally provided by paraprofessional staff such as home health aides) are generally of a custodial rather than skilled nature.  PC revenues are generated on an hourly basis.  Approximately 81% of the PC segment revenues are generated from Medicaid and other government programs, while the balance is generated from insurance programs and private pay patients.

	Year Ended December 31,
	2011	2010	2009
Net service revenues
Visiting Nurse	$284,509	$294,915	$256,060
Personal Care	55,344	40,380	39,922
	$339,853	$335,295	$295,982

Operating income
Visiting Nurse	$46,132	$66,316	$53,973
Personal Care	8,382	5,513	5,100
Unallocated	(19,953)	(20,172)	(17,205)
	$34,561	$51,657	$41,868

Identifiable assets
Visiting Nurse	$153,007	$147,041	$142,364
Personal Care	45,708	15,521	14,897
Unallocated	52,107	57,565	26,128
	$250,822	$220,127	$183,389

Identifiable liabilities
Visiting Nurse	$12,272	$10,458	$12,048
Personal Care	3,019	2,834	3,375
Unallocated	29,234	24,667	18,989
	$44,525	$37,959	$34,412

Capital expenditures
Visiting Nurse	$790	$1,815	$884
Personal Care	756	69	52
Unallocated	1,343	723	1,198
	$2,889	$2,607	$2,134

Depreciation and amortization
Visiting Nurse	$1,330	$1,379	$1,076
Personal Care	80	44	30
Unallocated	1,406	1,490	1,279
	$2,816	$2,913	$2,385

NOTE 12 - ACQUISITIONS

Each of the following acquisitions was completed in order to pursue the Company’s strategy of expanding its operations in the eastern United States by expanding its service base and enhancing its position in certain geographic areas as a leading provider of home health services.  The purchase price of each acquisition was determined based on the Company’s analysis of comparable acquisitions and expected cash flows and arms length negotiation with the sellers.  Each of the acquisitions completed was accounted for as a purchase and are included in the Company’s consolidated financial statements from the respective acquisition date.  Goodwill recognized from the acquisitions primarily relates to expected contributions of each entity to the overall corporate strategy in addition to synergies and acquired workforce, which are not separable from goodwill.  Except for the Cambridge acquisition, all goodwill and other intangible assets generated in the transactions below are expected to be deductible for tax purposes on a straight-line basis over 15 years.

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

Accounts receivable	$5,725
Property, plant & equipment	269
Other assets	595
Goodwill	27,092
Other intangibles	5,200
Assets acquired	38,881
Liabilities assumed	(6,066)
Net assets acquired	$32,815

The Cambridge transaction was a 100% acquisition of stock and accordingly, tax deductible goodwill and identified intangibles is limited to $4.0 million.

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

NOTE 13 - QUARTERLY FINANCIAL DATA— (UNAUDITED)

Summarized quarterly financial data are as follows for the years ended December 31:

	2011				2010
	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31
Net service revenues	$89,331	$86,207	$81,721	$82,594	$84,482	$84,379	$85,122	$81,312
Gross margin	44,198	42,862	42,106	43,629	46,191	45,625	46,828	44,106
Net income	$5,305	$4,842	$4,950	$5,705	$6,988	$7,940	$8,342	$7,443

Average shares outstanding
Basic	9,296	9,296	9,284	9,205	9,149	9,143	9,110	9,071
Diluted	9,328	9,346	9,377	9,329	9,363	9,343	9,366	9,326

Net income per share
Basic	$0.57	$0.52	$0.53	$0.62	$0.76	$0.87	$0.92	$0.82
Diluted	$0.57	$0.52	$0.53	$0.61	$0.75	$0.85	$0.89	$0.80

NOTE 14 - SUBSEQUENT EVENTS

Management has evaluated all events and transactions that occurred after December 31, 2011.  During this period, the Company had no material subsequent events requiring recognition in the consolidated financial statements or any non-recognized subsequent events requiring disclosure.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Almost Family, Inc.

We have audited the accompanying consolidated balance sheets of Almost Family, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Almost Family, Inc. and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Almost Family, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young, LLP

Louisville, Kentucky
February 22, 2012

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), with the exception of the operations of Cambridge Home Health Care Holdings, Inc. acquired in August of 2011, as disclosed in Note 12, which altogether constituted approximately 7.5% and 1.2% of total and net assets, respectively, at December 31, 2011 and 4.6% and 7.0% of revenues and net income, respectively, for the year then ended. Based on that evaluation, our management concluded our internal control over financial reporting was effective based on the criteria described above as of December 31, 2011.

Ernst & Young LLP, an independent registered public accounting firm, has audited and reported on the consolidated financial statements of Almost Family, Inc. and on the effectiveness of our internal control over financial reporting. The reports of Ernst & Young LLP are contained in this Annual Report.

/s/ William B. Yarmuth	/s/ C. Steven Guenthner
William B. Yarmuth	C. Steven Guenthner
Chairman, President and Chief Executive Officer	Senior Vice President & Chief Financial Officer
Date: February 22, 2012	February 22, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Almost Family, Inc.

We have audited Almost Family, Inc. and subsidiaries’ internal control of financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Almost Family, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Cambridge Home Health Care Holdings, Inc. which is included in the 2011 consolidated financial statements of Almost Family, Inc. and subsidiaries and constituted 7.5% and 1.2% of total and net assets, respectively, as of December 31, 2011 and 4.6% and 7.0% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Almost Family, Inc. also did not include an evaluation of the internal control over financial reporting of Cambridge Home Health Care Holdings, Inc.

In our opinion, Almost Family, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Almost Family, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 of Almost Family, Inc. and subsidiaries and our report dated February 22, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young, LLP
Louisville, Kentucky
February 22, 2012

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures — As of December 31, 2011, the Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011.

Internal Control — Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report that provides management’s assessment of our internal control over financial reporting as part of this Annual Report on Form 10-K for the year ended December 31, 2011.  Management’s report is included in Item 8 of this report under the caption entitled “Management’s Report on Internal Control Over Financial Reporting,” and is incorporated herein by reference.  Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting.  This attestation report is included in item 8 of this report under the caption entitled “Report of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting - There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2011, that have materially affected, or are reasonably likely to materially affect, Almost Family, Inc.’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is set forth in the Registrant’s definitive proxy statement to be filed with the Commission no later than 120 days after December 31, 2011, except for the information regarding executive officers of the Company.  The information required by this Item contained in such definitive proxy statement is incorporated herein by reference.

The following table sets forth certain information with respect to the Company’s executive officers.

Name	Age	Position with the Company
William B. Yarmuth (1)	59	Chairman of the Board, President and Chief Executive Officer
C. Steven Guenthner (2)	51	Senior Vice President and Chief Financial Officer
P. Todd Lyles (3)	50	Senior Vice President — Administration
Anne T. Liechty (4)	59	Senior Vice President — VN Operations
Nancy G. Ralston (5)	52	Senior Vice President — VN Operations
Carla J. Hengst (6)	56	Vice President — PC Operations

Executive officers of the Company are elected by the Board of Directors and serve at the pleasure of the Board of Directors with the exception of William B. Yarmuth who has an employment agreement with the Company.  There are no family relationships between any director or executive officer.

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

(5)                                  Nancy G. Ralston joined the Company in March of 2008 as Vice President — VN Operations in North Central Florida.  Prior to joining Almost Family she was ownership partner and CEO of Apex Home Healthcare Services and its subsidiary companies since 2005.  Combined, she has over 13 years of home healthcare management and business development experience including multiple startup operations throughout Florida.

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

The Registrant intends to file a definitive proxy statement with the Commission pursuant to Regulation 14A (17 CFR 240.14a) not later than 120 days after the close of the fiscal year covered by this report. In accordance with General Instruction G(3) to Form 10-K, the information called for by Items 11, 12, 13 and 14 is incorporated herein by reference to portions of the definitive proxy statement.

Equity Compensation Plans

As of December 31, 2011, shares of common stock authorized for issuance under our equity compensation plans are summarized in the following table.  See note 7 to the consolidated financial statements for a description of the plans.  The table below is furnished pursuant to item 12.

Plan Category	Shares to be Issued Upon Exercise	Weighted Average Option Exercise Price	Shares Available for Future Grants

Plans approved by shareholders	292,426	$25.15	185,296
Plans not approved by shareholders	—	—	—
Total	292,426	$25.15	185,296

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

			Page Number
(a)	The following items are filed as part of this report:

	1.	Index to Consolidated Financial Statements

		Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009	46
		Consolidated Balance Sheets as of December 31, 2011 and 2010	47
		Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009	48
		Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009	49
		Notes to Consolidated Financial Statements	50
		Report of Independent Registered Public Accounting Firm	66

	2.	Index to Financial Statement Schedule

		Schedule II — Valuation and Qualifying Accounts	76

	All other Schedules have been omitted because they are either not required, not applicable or, the information has otherwise been supplied in the financial statements or notes thereto.

(b)	Exhibits required to be filed by Item 601 of Regulation S-K are set forth below:

Number	Description of Exhibit

3.1

Certificate of Incorporation, as amended, of the Registrant (incorporated by reference to Exhibit No. 3.1 of the Registrant’s Annual Report on Form 10-K for the year ended March 31, 1997 and Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3 of the Registrant’s Current Report on Form 8-K dated November 12, 2007)

4.1	Other Debt Instruments — copies of other debt instruments for which the total debt is less than 10% of assets will be furnished to the Commission upon request.

10.1+	Employment Agreement, dated January 1, 1996, between the Company and William B. Yarmuth (incorporated by reference to the Registrant’s Report on Form 10-K for the year ended March 31, 1996).

10.2+	2007 Stock and Incentive Compensation Plan (incorporated by reference to Appendix A of the Definitive Proxy Statement on Schedule 14A as filed on June 25, 2007).

10.3+	2000 Stock Option Plan (incorporated by reference to the Registrant’s Registration Statement on Form S-8 Reg. No. 333-88744).

10.4+	Amended and Restated Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.13 of the Registrant’s Report on Form 10-K for the year ended December 31, 2009).

10.5+

Forms of Stock Option Agreements and Restricted Stock Award Agreement pursuant to 2007 Stock and Incentive Plan (incorporated by reference to the Registrant’s Report on Form 10-K for the year ended December 31, 2008).

10.6

Credit Agreement, dated as of July 15, 2008 among Almost Family, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent and Fifth Third Bank as Syndication Agent. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.7+

Amendment dated January 1, 2009 to Employment Agreement effective January 1, 1996, between the Registrant and William B. Yarmuth (incorporated by reference to the Registrant’s Report on Form 10-K for the year ended December 31, 2008).

10.8+	Amendment to Amended and Restated 2000 Stock Option Plan dated January 1, 2009 (incorporated by reference to the Registrant’s Report on Form 10-K for the year ended December 31, 2008).

10.9	Almost Family, Inc. 2009 Employee Stock Purchase Plan (incorporated by reference to Appendix A of the Definitive Proxy Statement on Schedule 14A as filed on July 1, 2009).

10.10

Credit Agreement, dated as of December 2, 2010 among Almost Family, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent and Bank of America, N.A., as Syndication Agent.  (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated December 2, 2010).

10.11

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

Report on Form 10-Q for the quarter ended September 30, 2011).

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

101

Financial statements from the annual report on Form 10-K of Almost Family, Inc. for the year ended December 31, 2011, filed on February 22, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders’ Equity, and (v) the Notes to Consolidated Financial Statements, tagged as block of text.

*Denotes filed herein.

+Denotes compensatory plan or management contract.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALMOST FAMILY, INC.
February 22, 2012

By:	/s/ William B. Yarmuth	February 22, 2012
William B. Yarmuth
Chairman, Chief Executive Officer and President

By:	/s/ C. Steven Guenthner	February 22, 2012
C. Steven Guenthner
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature		Title	Date

By:	/s/ William B. Yarmuth	Director, Chief Executive Officer and President	February 22, 2012
	William B. Yarmuth	(principal executive officer)

By:	/s/ C. Steven Guenthner	Senior Vice President and Chief Financial Officer	February 22, 2012
	C. Steven Guenthner	(principal financial officer and principal accounting officer)

By:	/s/ Steven B. Bing	Director	February 22, 2012
Steven B. Bing

By:	/s/ Donald G. McClinton	Director	February 22, 2012
Donald G. McClinton

By:	/s/ Tyree G. Wilburn	Director	February 22, 2012
Tyree G. Wilburn

By:	/s/ Jonathan D. Goldberg	Director	February 22, 2012
Jonathan D. Goldberg

By:	/s/ W. Earl Reed, III	Director	February 22, 2012
W. Earl Reed, III

By:	/s/ Henry M. Altman, Jr.	Director	February 22, 2012
Henry M. Altman, Jr.

ALMOST FAMILY, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

SCHEDULE II

(In thousands)

	Col. A	Col. B	Col. C	Col. D	Col. E
		Additions/(Deductions)
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts	(3) Deductions	Balance at End of Period

Allowance for uncollectible accounts:
Year Ended December 31, 2011	$7,525	$2,362	$732	$(3,955)	$6,664

Year Ended December 31, 2010	6,534	$3,675	$(451)	$(2,233)	7,525

Year Ended December 31, 2009	4,418	3,762	155	(1,801)	6,534

(1)        Charged to bad debt expense.

(2)        Acquired uncollectible accounts reserves.

(3)        Write-off of accounts.