Form 10-Q
period 2012-03-31
ALMOST FAMILY INC
filed 2012-05-02
CIK 799231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock    $0.10 par value

Shares outstanding at May 1, 2012  9,320,317

ALMOST FAMILY, INC. AND SUBSIDIARIES

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2012
	(UNAUDITED)	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$37,292	$33,693
Accounts receivable - net	48,372	45,166
Prepaid expenses and other current assets	6,252	6,437
Deferred tax assets	7,818	7,470
TOTAL CURRENT ASSETS	99,734	92,766

PROPERTY AND EQUIPMENT - NET	5,167	5,229
GOODWILL	132,946	132,653
OTHER INTANGIBLE ASSETS	19,693	19,709
OTHER ASSETS	478	465
	$258,018	$250,822

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,633	$6,489
Accrued other liabilities	25,258	21,129
Current portion - notes payable	1,200	1,200
TOTAL CURRENT LIABILITIES	32,091	28,818

LONG-TERM LIABILITIES:
Notes payable	1,125	1,125
Deferred tax liabilities	14,287	13,631
Other liabilities	833	951
TOTAL LONG-TERM LIABILITIES	16,245	15,707
TOTAL LIABILITIES	48,336	44,525

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.05; authorized 2,000 shares; none issued or outstanding	—	—
Common stock, par value $0.10; authorized 25,000; 9,409 and 9,381 issued and outstanding	941	938
Treasury stock, at cost, 89 and 13 shares	(2,252)	(431)
Additional paid-in capital	100,949	100,678
Retained earnings	110,044	105,112
TOTAL STOCKHOLDERS’ EQUITY	209,682	206,297
	$258,018	$250,822

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
Net service revenues	$89,950	$82,594
Cost of service revenues (excluding depreciation and amortization)	45,767	38,965
Gross margin	44,183	43,629
General and administrative expenses:
Salaries and benefits	25,281	24,339
Other	10,904	9,687
Total general and administrative expenses	36,185	34,026
Operating income	7,998	9,603
Interest expense, net	(38)	(55)
Income before income taxes	7,960	9,548
Income tax expense	(3,028)	(3,843)
Net income	$4,932	$5,705

Per share amounts-basic:
Average shares outstanding	9,268	9,205
Net income	$0.53	$0.62

Per share amounts-diluted:
Average shares outstanding	9,334	9,329
Net income	$0.53	$0.61

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$4,932	$5,705
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	622	745
Provision for uncollectible accounts	1,020	605
Stock-based compensation	361	392
Deferred income taxes	310	1,592
	7,245	9,039
Change in certain net assets and liabilities, net of the effects of acquisitions:
Decrease (increase) in:
Accounts receivable	(4,226)	(1,939)
Prepaid expenses and other current assets	(151)	248
Other assets	(14)	(14)
Increase in:
Accounts payable and accrued expenses	3,149	929
Net cash provided by operating activities	6,003	8,263

Cash flows from investing activities:
Capital expenditures	(496)	(434)
Net cash used in investing activities	(496)	(434)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	43
Stock redemptions	(1,821)	(391)
Tax benefit from share awards	(87)	1,592
Principal payments on capital leases and notes payable	—	(1,554)
Net cash used in financing activities	(1,908)	(310)

Net change in cash and cash equivalents	3,599	7,519
Cash and cash equivalents at beginning of period	33,693	47,943
Cash and cash equivalents at end of period	$37,292	$55,462

Summary of non-cash investing and financing activities:
Settlement of Directors Deferred Compensation Plan	$—	$501

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Unless otherwise indicated, all dollars and share amounts are in thousands)

1.             Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements for the three months ended March 31, 2012 and 2011 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations.  Accordingly, the reader of this Form 10-Q is referred to Almost Family, Inc.’s (the “Company”) Form 10-K for the year ended December 31, 2011 for further information. In the opinion of management of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position at March 31, 2012 and the results of operations and cash flows for the three month period ended March 31, 2012.  The results of operations for the three month period ended March 31, 2012 are not necessarily indicative of the operating results for the year.

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

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update No. (ASU) 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in US GAAP and IFRS.  The amendments in ASU 2011-04 change the wording used to describe many of the requirements in U.S. Generally Accepted Accounting Principles (GAAP) for measuring fair value and for disclosing information about fair value measurements.  ASU 2011-08 was effective for the Company beginning January 1, 2012.  The adoption of ASU 2011-08 did not impact the consolidated financial statements.

In July 2011, the FASB issued ASU 2011-07, Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities.  Under ASU 2011-07, only health care organizations (HCOs) that do not assess the collectability of a receivable before recognizing revenue will present their provision for bad debt related to patient service revenue as a deduction from revenue on the face of the statement of operations.  ASU 2011-07 also requires and expands qualitative and quantitative disclosures about changes in the allowance.  For certain HCOs, the guidance may result in the provision for bad debts being presented in two separate lines, a contra-revenue line for bad debts related to patient services and an expense line for bad debts related to all other sources of income.  The amendments to the presentation of the provision for bad debts related to patient service revenue in the statement of operations are applied retrospectively to all prior periods presented, while required disclosures are provided prospectively.  ASU 2011-07 was effective for the Company beginning January 1, 2012.  The adoption of this standard did not impact the consolidated financial statements, as the Company does not recognize significant revenue without assessing a customer’s ability to pay.

In September 2011, the FASB issued ASU 2011-08: Intangibles — Goodwill and Other (Topic 350) which amends current guidance to allow companies to first perform a qualitative assessment to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. ASU 2011-08 was effective for the Company beginning January 1, 2012.  The adoption of ASU 2011-08 did not impact the consolidated financial statements.

Financial Statement Reclassifications

Certain amounts have been reclassified in the 2011 consolidated financial statements and related notes in order to conform to the 2012 presentation. Such reclassifications had no effect on previously reported net income.

2.           Segment Data

The Company has two reportable segments, Visiting Nurse (VN) and Personal Care (PC), and has service locations in Florida, Ohio, Kentucky, Connecticut, New Jersey, Massachusetts, Missouri, Alabama, Illinois, Indiana and Pennsylvania.  Reportable segments have been identified based upon how management has organized the business by services provided to customers and the criteria in ASC 280, Segment Reporting.  The Company does not allocate certain expenses to the reportable segments.  These expenses are included in corporate expenses below.

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

The PC segment services are also provided in patients’ homes. These services (generally provided by paraprofessional staff such as home health aides) are generally of a custodial rather than skilled nature. PC revenues are generated on an hourly basis. Approximately 85% of the PC segment revenues are generated from Medicaid and other government programs while the balance is generated from insurance programs and private pay patients.

	Three Months Ended March 31,
	2012	2011
Net service revenues:
Visiting Nurse	$70,704	$72,690
Personal Care	19,246	9,904
	89,950	82,594
Operating income before corporate expenses:
Visiting Nurse	11,049	13,032
Personal Care	2,452	1,459
	13,501	14,491
Corporate expenses	5,503	4,888
Operating income	$7,998	$9,603

Interest expense, net	(38)	(55)
Income tax expense	(3,028)	(3,843)
Net income	$4,932	$5,705

3.             Capitalized Software Development Costs

The Company capitalizes the cost of internally generated computer software developed for the Company’s own use. Software development costs of approximately $110 and $154 were capitalized in the three months ended March 31, 2012 and 2011, respectively.  Capitalized software development costs are amortized over a three-year period following the initial implementation of the software.

4.             Goodwill and Other Intangible Assets

Goodwill and other intangible assets acquired are stated at fair value at date of acquisition.  Subsequent to its acquisitions, the Company conducts annual reviews for impairment, or more frequently if circumstances indicate impairment may have occurred.  Other intangible assets consist of certificates of need and licenses, trade names and non-compete agreements.  Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives.  Licenses, provider numbers, certificates of need and trade names have indefinite lives and are reviewed at least annually for possible impairment, or whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.  The Company completed its most recent annual impairment test as of December 31, 2011 and determined that no impairment existed.

The following table summarizes the activity related to goodwill and other intangible assets for 2012:

		Other Intangible Assets
	Goodwill	Certificates of Need and licenses	Trade Names	Non-compete Agreements	Total
Balances at 12-31-11	$132,653	$9,091	$10,421	$197	$19,709
Additions	293	—	—	—	—

Amortization	—	—	—	(16)	(16)
Balances at 3-31-12	$132,946	$9,091	$10,421	$181	$19,693

Of total goodwill, $102,207 and $30,739 relates to the VN segment and the PC segment, respectively. Current period additions pertain to adjustments of purchase price related to the Company’s August 2011 acquisition of Cambridge Home Health Care Holdings, Inc. Amortization expense recognized on finite-lived intangible assets for the first quarter of 2012 and 2011 was $16 and $27, respectively.

5.             Revolving Credit Facility

At March 31, 2012, the Company had a $125 million senior secured revolving credit facility with JP Morgan Chase Bank, NA, as Administrative Agent, Bank of America, as Syndication Agent and certain other lenders (the “Facility”).  The Facility consists of a $125 million credit line with a maturity date of December 2, 2015 and an “accordion” feature providing for potential future expansion of the Facility to $175 million.  Borrowings (other than letters of credit) under the credit facility are at either the bank’s prime rate plus a margin (ranging from 1.25% to 2.25%, currently 1.25%) or LIBOR plus a margin (ranging from 2.25% to 3.25%, currently 2.25%).  The margin for prime rate or LIBOR borrowings is determined by the Company’s leverage.  Borrowings under the Facility are secured by a first priority perfected security interest in all tangible and intangible assets of the Company, and all existing and future direct and indirect subsidiaries of the Company, as guarantors.

The weighted average prime rate-based interest rates were 4.50% for the three months ended March 31, 2012 and 2011.  The weighted average LIBOR rates were 2.76% and 2.56% for the three months ended March 31, 2012 and 2011, respectively.  The Company pays a quarterly commitment fee of 0.30% to 0.50% on the average daily unused facility balance based on leverage. Borrowings are subject to various covenants including a multiple of 3.0 times earnings before interest, income tax, depreciation and amortization (“EBITDA”).  “EBITDA” may include “Acquired EBITDA” from pro-forma acquisitions pursuant to a calculation rider, up to 50% of “Adjusted EBITDA”, as defined.  Borrowings under the Facility may be used for general corporate purposes, including acquisitions. As of March 31, 2012, the formula permitted all $125 million to be used, of which no amounts were outstanding.  The Company had irrevocable letters of credit totaling $5.7 million outstanding in connection with the Company’s self-insurance programs, which resulted in a total of $119.3 million being available for use at March 31, 2012. As of March 31, 2012, the Company was in compliance with the Facility’s various financial covenants. Under the most restrictive of its covenants, the Company was required to maintain minimum net worth of at least $150.3 million at March 31, 2012.  At such date, the Company’s net worth was approximately $209.7 million.

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

7.             Stock-Based Compensation

The Company issues both restricted share and option awards to employees and non-employee directors.  Restricted share awards cliff vest on the third anniversary, while option share awards vest annually in 25% increments over four years.  Stock option grant date fair values are determined at the date of grant using a Monte Carlo option valuation model with suboptimal exercise behavior.  Changes in awards outstanding are summarized as follows:

	Restricted		Options
	Shares	Wtd Avg. Grant Price	Shares	Wtd Avg. Ex. Price
December 31, 2011	71	$37.85	292	$25.15

Granted	29	24.16	60	24.16
Vested or Exercised	(17)	20.13	—	—
Forfeited	—	—	(3)	(20.19)
March 31, 2012	83	$34.13	349	$25.03

8.             Earnings per Common Share

A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted earnings per common share is as follows:

	Three Months Ended March 31,
	2012	2011
Basic weighted average outstanding shares	9,268	9,205
Add common equivalent shares representing shares issuable upon exercise of dilutive awards	66	124
Diluted weighted average number of shares	9,334	9,329

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

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against the Company by various claimants.  The claims are in various stages of processing and some may ultimately be brought to trial.  The Company is aware of incidents that have occurred through March 31,

2012 that may result in the assertion of additional claims.  The Company currently carries professional and general liability insurance coverage (on a claims made basis) for this exposure with no deductible.  The Company also carries D&O coverage (also on a claims made basis) for potential claims against the Company’s directors and officers, including certain securities actions, with deductibles ranging from $100 to $250 per claim.

The Company records estimated liabilities for its insurance programs based on information provided by the third-party plan administrators, historical claims experience, the life cycle of claims, expected costs of claims incurred but not paid, and expected costs to settle unpaid claims.  The Company monitors its estimated insurance-related liabilities and recoveries, if any, on a monthly basis and as required by ASU 2010-24, has recorded amounts due under insurance policies in other current assets, while recording the estimated carrier liability in other current liabilities.  As facts change, it may become necessary to make adjustments that could be material to the Company’s results of operations and financial condition.

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

In addition as previously disclosed, the Company had previously been advised that a relator had filed a False Claims Act qui tam complaint regarding our visiting nurse operations in Birmingham, Alabama, and a different relator had filed a False Claims Act qui tam complaint regarding our Medicare practices at facilities in Tampa, Florida.  Following decisions by the Department of Justice not to join the cases, in April 2012, the Company was advised that the relators in both cases voluntarily filed for dismissal without prejudice, to which the government consented.  As a result, the Court dismissed both cases without prejudice.

As previously disclosed, the Company received a notice of investigation and a civil subpoena for documents from the Securities and Exchange Commission.  The Company is continuing to cooperate with the investigation.  The Company and its officers and directors responded to additional document requests from the SEC Staff.  In January 2012, the Staff took testimony of several officers and directors primarily with respect to their sales of common stock of the Company during May 2010.

As previously disclosed, four derivative complaints have been filed in Jefferson Circuit Court, Kentucky, against the members of the Company’s board of directors and chief financial officer. All four lawsuits named the Company as a nominal defendant.  All of the complaints refer to an April 27, 2010 The Wall Street Journal article and the subsequent governmental investigations.  On February 13, 2012, the independent directors filed a motion to dismiss the complaint because the plaintiffs failed to make any demand on the Board.  The officer defendants filed a separate motion to dismiss.  In April 2012, the plaintiffs filed a response to the defendants’ motions to dismiss.  The Company intends to respond within the allotted 30-day period.

As previously disclosed, a fifth derivative complaint involving Richard W. Carey was filed in U.S. District Court for the Western District of Kentucky.  The lawsuit names the Company as a nominal defendant and is substantially duplicative of the derivative complaint pending in the Jefferson Circuit Court.  The Court granted the defendants’ motion to stay the lawsuit pending further order of the Court.

As previously disclosed, four putative class action lawsuits pending against Almost Family in the U.S. District Court for the Western District of Kentucky were consolidated into a single class action lawsuit entitled In Re Almost Family Securities Litigation.  The Company and its officers filed a motion to dismiss the complaint.  On February 10, 2012, the Court entered an order dismissing the complaint with prejudice.  The plaintiffs did not appeal the dismissal.

The Company is unable to assess the probable outcome or potential liability, if any, arising from these unresolved matters.

10.          Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes.  The Company’s effective income tax rates for the three month periods ended March 31, 2012 and 2011 were approximately 38.0% and 40.3%, respectively.  The change in rate was primarily due to a one-time benefit resulting from the release of a valuation allowance in conjunction with tax planning strategies completed during the first quarter of 2012 as well as a lower state tax rate from the Cambridge acquisition.

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

11.          Subsequent Events

Management has evaluated all events and transactions that occurred after March 31, 2012.  The Company had no material subsequent events requiring recognition in the consolidated financial statements.

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

For a detailed discussion of these and other factors that could cause the Company’s actual results to differ materially from the results contemplated by the forward-looking statements, please refer to Item 1A. “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s annual report on Form 10-K for year ended December 31, 2011 and this Form 10-Q.  The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report.  Except as required by law, the Company assumes no responsibility for updating forward-looking statements to reflect unforeseen or other events after the date of this report. The Company has provided a detailed discussion of risk factors in its Form 10-K and various filings with the Securities and Exchange Commission (“SEC”).  The reader is encouraged to review these risk factors and filings.

Critical Accounting Policies

Refer to the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K for the year ended December 31, 2011 for a detailed discussion of our critical accounting policies.

Operating Segments

We have two reportable segments, Visiting Nurse (VN) and Personal Care (PC), and have service locations in Florida, Ohio, Kentucky, Connecticut, New Jersey Massachusetts, Missouri, Alabama, Illinois, Indiana, Pennsylvania (in order of revenue significance).  Reportable segments have been identified based upon how management has organized the business by services provided to customers and the criteria in ASC 280, Segment Reporting.

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

Our PC segment services are also provided in patients’ homes.  These services (generally provided by paraprofessional staff such as home health aides) are generally of a custodial rather than skilled nature. PC revenues are generated on an hourly basis.  Approximately 85% of the PC segment revenues are generated from Medicaid and other government programs while the balance is generated from private insurance programs and private pay patients.

Certain general and administrative expenses incurred at the corporate level have not been allocated to the segments.

Health Care Reform Legislation and Medicare Regulations

The reader is encouraged to review our detailed discussion of Health Care Reform and Medicare Regulations in the similarly titled section in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s annual report on Form 10-K for year ended December 31, 2011 on file with the SEC.

As required annually, the Medicare Payment Advisory Commission (MedPac) updated its review of Medicare payment policies and issued its 2012 report to the Congress in March 2012.  The report includes payment policy recommendations for 10 of the health care provider sectors in fee-for-service Medicare, including home health.  MedPac’s 2012 home health industry recommendations were a reiteration of its 2011 recommendations previously disclosed in our Form 10-K for the year ended December 31, 2011.  As previously disclosed, we are unable to predict whether, when, or in what form the Congress or the Center for Medicare and Medicaid Services (CMS) might implement MedPac’s recommendations.

Governmental Inquiries and Shareholder Litigation

See Note 9 to the consolidated financial statements and Part II, Item 1 “Legal Proceedings” of this Form 10-Q for a discussion of certain governmental inquiries and subsequent related litigation.  The Company is unable to predict the outcome of these matters. However, the Company is incurring on-going expenses, net of insurance recoveries, if any, related to responding to these inquiries and complaints.

Seasonality

Our VN segment operations located in Florida normally experience higher admissions during the first quarter and lower admissions during the third quarter than in the other quarters due to seasonal population fluctuations.

RESULTS OF OPERATIONS

THREE MONTHS

Consolidated

(In thousands)

	Three Months Ended March 31,
	2012		2011		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues:
Visiting Nurse	$70,704	78.6%	$72,690	88.0%	$(1,986)	-2.7%
Personal Care	19,246	21.4%	9,904	12.0%	9,342	94.3%
	89,950	100.0%	82,594	100.0%	7,356	8.9%
Operating income before corporate expenses:
Visiting Nurse	11,049	15.6%	13,032	17.9%	(1,983)	-15.2%
Personal Care	2,452	12.7%	1,459	14.7%	993	68.1%
	13,501	15.0%	14,491	17.5%	(990)	-6.8%
Corporate expenses	5,503	6.1%	4,888	5.9%	615	12.6%
Operating income	7,998	8.9%	9,603	11.6%	(1,605)	-16.7%
Interest expense, net	(38)	0.0%	(55)	0.1%	17	-30.9%
Income tax expense	(3,028)	3.4%	(3,843)	4.7%	815	-21.2%
Net income	$4,932	5.5%	$5,705	6.9%	$(773)	-13.5%

EBITDA	$8,981	10.0%	$10,740	13.0%	$(1,759)	-16.4%

Results for the first quarter of 2012 included both the impact of a Medicare reimbursement rate cut for 2012 which reduced consolidated and VN segment revenue and pre-tax operating income by $2.9 million and the results of our acquisition of Cambridge Home Health Care Holdings, Inc. (Cambridge), which closed on August 5, 2011.  The Cambridge acquisition increased first quarter 2012 consolidated net service revenue by $8.8 million, primarily in our PC segment.  Volume increases in both segments drove the remaining increase in consolidated net service revenue.

Operating income before corporate expenses during the first quarter of 2012 declined $1.0 million from the prior year quarter also primarily as a result of the VN segment’s Medicare rate cut and our Cambridge acquisition.  Refer to segment results for further discussion.

Corporate expenses in 2012 included $246 of Cambridge transition and acquisition-related costs, as well as additional investments in personnel to support line management and regulatory compliance.  The first quarter of 2011 included $60 and $428, respectively, for transition and acquisition related costs and for costs to respond to governmental inquiries and resulting litigation, net of anticipated insurance coverage.  Inquiry related costs for 2012 were not significant.

The effective tax rate was approximately 38.0% in the first quarter of 2012, down from 40.3% in the first quarter of 2011, primarily driven by a one-time benefit of $116 resulting from the release of a valuation allowance in conjunction with tax planning strategies completed during the first quarter of 2012, as well as a lower state tax rate from the Cambridge acquisition.

Visiting Nurse Segment

	Three Months Ended March 31,
	2012		2011		Change
(In thousands, except for statistics)	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$70,704	100.0%	$72,690	100.0%	$(1,986)	-2.7%
Cost of service revenues	32,816	46.4%	32,553	44.8%	263	0.8%
Gross margin	37,888	53.6%	40,137	55.2%	(2,249)	-5.6%
General and administrative expenses:
Salaries and benefits	19,921	28.2%	20,581	28.3%	(660)	-3.2%
Other	6,918	9.8%	6,524	9.0%	394	6.0%
Total general and administrative expenses	26,839	38.0%	27,105	37.3%	(266)	-1.0%
Operating income before corporate expenses	$11,049	15.6%	$13,032	17.9%	$(1,983)	-15.2%

Average number of locations	110		91		19	20.9%

All payors:
Patients Months	55,202		52,486		2,716	5.2%
Admissions	16,396		15,675		721	4.6%
Billable Visits	480,118		479,807		311	0.1%

Medicare Statistics:
Revenue (in thousands)	$64,784	91.6%	$67,304	92.6%	$(2,520)	-3.7%
Billable visits	401,892		407,502		(5,610)	-1.4%
Admissions	14,676		14,352		324	2.3%
Recertifications	8,064		8,327		(263)	-3.2%
Episodes Completed	21,905		21,427		478	2.2%

Revenue per completed episode	$2,895		$2,998		$(103)	-3.4%
Visits per episode	18.0		18.0		—	0.0%

VN segment net service revenues decreased $2.0 million or about 2.7% to $70.7 million in 2012 down from $72.7 million in 2011, primarily due to a $2.9 million Medicare rate cut.  Medicare admissions growth of 2.3% (1% organic) was partially offset by a 3.2% decline in recertifications resulting in only a small change in total Medicare episode volumes.

Cost of service revenues increased about 1%, consistent with visit volumes.  General and administrative salaries and benefits decreased by about $0.7 million primarily as a result of a focused effort to reduce labor costs relative to patients served.  General and administrative other expenses increased $0.4 million, or 6.0%, from 2011, substantially all of which was due to higher levels of bad debt provision on a modest increase in accounts receivable.

As a result, VN segment operating income before corporate expenses declined $2.0 million to $11.0 million from $13.0 million in 2011, while operating income before corporate expenses as a percent of revenues decreased to 15.6% in 2012 from 17.9% in 2011.

Personal Care Segment

	Three Months Ended March 31,
	2012		2011		Change
(In thousands, except for statistics)	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$19,246	100.0%	$9,904	100.0%	$9,342	94.3%
Cost of service revenues	12,943	67.3%	6,336	64.0%	6,607	104.3%
Gross margin	6,303	32.7%	3,568	36.0%	2,735	76.7%
General and administrative expenses:
Salaries and benefits	2,543	13.2%	1,411	14.2%	1,132	80.2%
Other	1,308	6.8%	698	7.0%	610	87.4%
Total general and administrative expenses	3,851	20.0%	2,109	21.3%	1,742	82.6%
Operating income before corporate expenses	$2,452	12.7%	$1,459	14.7%	$993	68.1%

Average number of locations	60		23		37	160.9%

Admissions	1,364		781		583	74.6%
Patient months of care	17,741		10,949		6,792	62.0%
Patient days of care	253,832		140,631		113,201	80.5%
Billable hours	1,031,841		551,514		480,327	87.1%
Revenue per billable hour	$18.65		$17.96		$0.69	3.9%

Our PC segment’s first quarter of 2012 results include our Cambridge acquisition, which was effective August 5, 2011 and drove increases in net service revenues, gross margin and operating income before corporate expenses of $8.4 million, $2.7 million and $1.2 million, respectively.

Organic growth increased net service revenues by $0.7 million, while cost of service revenues as a percentage of net service revenues increased to 67.3% in the first quarter of 2012 from 64.0% in 2011 due to increased workers compensation provision of $0.3 in 2012 compared to 2011, excluding which cost of service revenue as a percent of net service revenue would have been 65.6%.  The remaining increase in cost of service revenues from 2011 was Cambridge related.

Salary and benefits in general and administrative expenses as a percent of net service revenue decreased 1% to 13.2% in 2012 from 14.2% in 2011 primarily due to the Cambridge acquisition.  Other general and administrative expenses also includes a $0.1 million increase in bad debt expense in 2012 from 2011.

As a result, PC segment operating income before corporate expenses increased to $2.5 million from $1.5 million in 2011.  Operating income before corporate expenses as a percent of revenues decreased to 12.7% in 2012 from 14.7% in 2011 primarily due to the higher workers compensation provision.

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

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against us by various claimants.  The claims are in various stages of processing and some may ultimately be brought to trial.  We are aware of incidents that have occurred through March 31, 2012 that may result in the assertion of additional claims.  We currently carry professional and general liability insurance coverage (on a claims made basis) for this exposure with no deductible.  We also carry D&O coverage (also on a claims made basis) for potential claims against our directors and officers, including certain securities actions, with deductibles ranging from $100 to $250 per claim.

We record estimated liabilities for our insurance programs based on information provided by the third-party plan administrators, historical claims experience, the life cycle of claims, expected costs of claims incurred but not paid, and expected costs to settle unpaid claims.  We monitor our estimated insurance-related liabilities and recoveries, if any, on a monthly basis and as required by ASU 2010-24 record amounts due under insurance policies in other current assets, while recording the estimated carrier liability in other current liabilities.  As facts change, it may become necessary to make adjustments that could be material to our results of operations and financial condition.

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

The weighted average prime rate-based interest rates were 4.50% for the three months ended March 31, 2012 and 2011, respectively.  The weighted average LIBOR rates were 2.76% and 2.56% for the three months ended March 31, 2012 and 2011, respectively.  We pay a quarterly commitment fee of 0.30% to 0.50% on the average daily unused facility balance based on leverage. Borrowings are subject to various covenants including a multiple of 3.0 times earnings before interest, taxes, depreciation and amortization (“EBITDA”). “EBITDA” may include “Acquired EBITDA” from pro-forma acquisitions pursuant to a calculation rider, up to 50% of “Adjusted EBITDA”, as defined. Borrowings under the Facility may be used for general corporate purposes, including acquisitions. As of March 31, 2012, the formula permitted all $125 million to be used against which we had irrevocable letters of credit totaling $5.7 million outstanding in connection with our self-insurance programs. As a result a total of $119.3 million was available for borrowing at March 31, 2012. As of March 31, 2012, we were in compliance with the Facility’s various financial covenants. Under the most restrictive of its covenants, we were required to maintain minimum net worth of at least $150.3 million at March 31, 2012.  At such date, our net worth was approximately $209.7 million.

We believe that this Facility plus cash on hand will be sufficient to fund our operating needs for at least the next year.  We will continue to evaluate additional capital, including possible debt and equity investments in the Company, to support a more rapid development of the business than would be possible with internal funds.

Cash Flows

Key elements to the Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 were:

Net Change in Cash and Cash Equivalents	2012	2011
Provided by (used in):
Operating activities	$6,003	$8,263
Investing activities	(496)	(434)
Financing activities	(1,908)	(310)
Net change in cash and cash equivalents	$3,599	$7,519

2012

Net cash provided by operating activities resulted primarily from current period net income of $4.9 million plus certain non-cash items, net of changes in accounts receivable, accounts payable and accrued expenses.  Accounts receivable days revenues outstanding was 49 at March 31, 2012 and 46 at December 31, 2011 due to processing delays as well as prepayment Additional Document Requests (ADR) from Palmetto Government Benefits Administration.

The cash used in investing activities was primarily due to capital expenditures.

Net cash used in financing activities for the three months ended March 31, 2012 increased over the prior year period primarily due to cash used for a $1.7 million stock redemption of 72,000 shares related to the previous distribution of shares to non-employee directors pursuant to the termination of the Company’s Non-Employee Directors Deferred Compensation Plan.

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

EBITDA

Earnings before interest, income taxes, depreciation and amortization (EBITDA) is not a measure of financial performance under U.S generally accepted accounting principles. It should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating, investing or financing activities, or any other measure calculated in accordance with generally accepted accounting principles. The items excluded from EBITDA are significant components in understanding and evaluating financial performance and liquidity. Management routinely calculates and communicates EBITDA and believes that it is useful to investors because it is commonly used as an analytical indicator within our industry to evaluate performance, measure leverage capacity and debt service ability, and to estimate current or prospective enterprise value. EBITDA is also used in certain covenants contained in our credit agreement.

The following table sets forth a reconciliation of Net Income to EBITDA:

	Three Months Ended March 31,
	2012	2011
Net income	$4,932	$5,705
Add back:
Interest expense	38	55
Income tax expense	3,028	3,843
Depreciation and amortization	622	745
Stock-based compensation	361	392
EBITDA	$8,981	$10,740

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Instruments

The Company does not use derivative instruments.

Market Risk of Financial Instruments

Our primary market risk exposure with regard to financial instruments is to changes in interest rates on long-term obligations.

At March 31, 2012, the Company had no outstanding amounts on its revolving credit facility and, therefore, a hypothetical 100 basis point increase in short-term interest rates would have no impact on annual pre-tax earnings due to higher interest expense.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures — As of March 31, 2012, the Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Control Over Financial Reporting - There were no changes in the Company’s internal control over financial reporting during the first quarter of 2012, that have materially affected, or are reasonably likely to materially affect, Almost Family, Inc.’s internal control over financial reporting.

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

In addition as previously disclosed, we had previously been advised that a relator had filed a False Claims Act qui tam complaint regarding our visiting nurse operations in Birmingham, Alabama, and a different relator had filed a False Claims Act qui tam complaint regarding our Medicare practices at facilities in Tampa, Florida.  Following decisions by the Department of Justice not to join the cases, in April 2012, we were advised that the relators in both cases voluntarily filed for dismissal without prejudice, to which the government consented.  As a result, the Court dismissed both cases without prejudice.

As previously disclosed, we received a notice of investigation and a civil subpoena for documents from the Securities and Exchange Commission.  We continue to cooperate with the investigation.  The Company and its officers and directors have responded to additional document requests from the SEC Staff.  In January 2012, the Staff took testimony of several officers and directors primarily with respect to their sales of common stock of the Company during May 2010.

As previously disclosed, four derivative complaints have been filed in Jefferson Circuit Court, Kentucky, against the members of the Company’s board of directors and chief financial officer. All four lawsuits named the Company as a nominal defendant.  All of the complaints refer to an April 27, 2010 The Wall Street Journal article and the subsequent governmental investigations.  On February 13, 2012, the independent directors filed a motion to dismiss the complaint because the plaintiffs failed to make any demand on the Board.  The officer defendants filed a separate motion to dismiss.  In April 2012, the plaintiffs filed a response to the defendants’ motions to dismiss.  We intend to respond within the allotted 30-day period.

As previously disclosed, a fifth derivative complaint involving Richard W. Carey was filed in U.S. District Court for the Western District of Kentucky.  The lawsuit names the Company as a nominal defendant and is substantially duplicative of the derivative complaint pending in the Jefferson Circuit Court.  The Court granted the defendants’ motion to stay the lawsuit pending further order of the Court.

As previously disclosed, four putative class action lawsuits pending against Almost Family in the U.S. District Court for the Western District of Kentucky were consolidated into a single class action lawsuit entitled In Re Almost Family Securities Litigation.  The Company and its officers filed a motion to dismiss the complaint.  On February 10, 2012, the Court entered an order dismissing the complaint with prejudice.  The plaintiffs did not appeal the dismissal.

We are unable to assess the probable outcome or potential liability, if any, arising from these unresolved matters.

ITEM 1A. RISK FACTORS

Information regarding risk factors appears in our Form 10-K for the year ending December 31, 2011, under the heading “Special Caution Regarding Forward — Looking Statements” and in the Form 10-K Part I, Item 1A. Risk Factors.  There have been no material changes from the risk factors disclosed in our Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Issuer Purchases of Equity Securities (1)
Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 -January 1, 2012 - January 31, 2012	—	$—	—	—
Month # 2 - February 1, 2012 - February 29, 2012	75,883	$23.95	—	—
Month # 3 - March 1, 2012 - March 31, 2012	154	$22.84	—	—
Total	76,037	$23.95	—	—

(1)  Shares totaling 4,037 were submitted by employees in lieu of tax withholding that would have otherwise been due on vesting of restricted shares approved by the Company’s  Board of Directors, while 72,000 were redeemed from certain non-employee directors under a Board approved redemption plan related to the termination of the Company’s Non-employee Directors Deferred Compensation Plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

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

32.1

Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Financial statements from the quarterly report on Form 10-Q of Almost Family, Inc. for the quarter ended March 31, 2012, filed on May 2, 2012, formatted in XBRL:  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALMOST FAMILY, INC.

Date May 2, 2012	By:	/s/ William B. Yarmuth
William B. Yarmuth
Chairman of the Board, President &
Chief Executive Officer

	By:	/s/ C. Steven Guenthner
C. Steven Guenthner
Senior Vice President and
Chief Financial Officer (Principal Financial Officer)