Form 10-Q
period 2012-06-30
ALMOST FAMILY INC
filed 2012-08-08
CIK 799231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock  $0.10 par value

Shares outstanding at July 31, 2012  9,331,269

ALMOST FAMILY, INC. AND SUBSIDIARIES

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2012
	(UNAUDITED)	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$37,609	$33,693
Accounts receivable - net	47,897	45,166
Prepaid expenses and other current assets	6,463	6,437
Deferred tax assets	7,731	7,470
TOTAL CURRENT ASSETS	99,700	92,766

PROPERTY AND EQUIPMENT - NET	5,130	5,229
GOODWILL	133,096	132,653
OTHER INTANGIBLE ASSETS	19,676	19,709
OTHER ASSETS	649	465
	$258,251	$250,822

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,901	$6,489
Accrued other liabilities	19,983	21,129
Current portion - capital leases and notes payable	500	1,200
TOTAL CURRENT LIABILITIES	27,384	28,818

LONG-TERM LIABILITIES:
Notes payable	625	1,125
Deferred tax liabilities	14,929	13,631
Other liabilities	714	951
TOTAL LONG-TERM LIABILITIES	16,268	15,707
TOTAL LIABILITIES	43,652	44,525

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.05; authorized 2,000 shares; none issued or outstanding	—	—
Common stock, par value $0.10; authorized 25,000; 9,420 and 9,381 issued and outstanding	942	938
Treasury stock, at cost, 89 and 13 shares	(2,283)	(431)
Additional paid-in capital	101,348	100,678
Retained earnings	114,592	105,112
TOTAL STOCKHOLDERS’ EQUITY	214,599	206,297
	$258,251	$250,822

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended June 30,		Six months Ended June 30,
	2012	2011	2012	2011
Net service revenues	$86,892	$81,721	$176,842	$164,314
Cost of service revenues (excluding depreciation & amortization)	45,338	39,615	91,106	78,580
Gross margin	41,554	42,106	85,736	85,734
General and administrative expenses:
Salaries and benefits	24,547	23,606	49,828	47,945
Other	9,456	10,172	20,360	19,859
Total general and administrative expenses	34,003	33,778	70,188	67,804
Operating income	7,551	8,328	15,548	17,930
Interest expense, net	(32)	(44)	(70)	(99)
Income before income taxes	7,519	8,284	15,478	17,831
Income tax expense	(2,970)	(3,334)	(5,998)	(7,177)
Net income	$4,549	$4,950	$9,480	$10,654

Per share amounts-basic:
Average shares outstanding	9,255	9,284	9,265	9,249
Net income	$0.49	$0.53	$1.02	$1.15

Per share amounts-diluted:
Average shares outstanding	9,315	9,377	9,328	9,360
Net income	$0.49	$0.53	$1.02	$1.14

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$9,480	$10,654
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	1,259	1,475
Provision for uncollectible accounts	1,181	684
Stock-based compensation	746	730
Deferred income taxes	1,134	2,567
	13,800	16,110
Change in certain net assets and liabilities, net of the effects of acquisitions:
Decrease (increase) in:
Accounts receivable	(4,157)	115
Prepaid expenses and other current assets	(408)	386
Other assets	(185)	115
Decrease in:
Accounts payable and accrued expenses	(978)	(2,984)
Net cash provided by operating activities	8,072	13,742

Cash flows from investing activities:
Capital expenditures	(1,032)	(1,104)
Acquisitions, net of cash acquired	—	(4,249)
Net cash used in investing activities	(1,032)	(5,353)

Cash flows from financing activities:
Proceeds from exercise of stock options	70	292
Purchase of common stock in connection with share awards	(1,852)	(428)
Tax impact of share awards	(142)	1,577
Principal payments on capital leases and notes payable	(1,200)	(1,595)
Net cash used in financing activities	(3,124)	(154)

Net change in cash and cash equivalents	3,916	8,235
Cash and cash equivalents at beginning of period	33,693	47,943
Cash and cash equivalents at end of period	$37,609	$56,178

Summary of non-cash investing and financing activities:
Settlement of Directors Deferred Compensation Plan	$—	$501
Acquisitions funded by notes payable	$—	$1,000

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Unless otherwise indicated, all dollars and share amounts are in thousands)

1.             Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements for the three and six months ended June 30, 2012 and 2011 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations.  Accordingly, the reader of this Form 10-Q is referred to Almost Family, Inc.’s (the “Company”) Form 10-K for the year ended December 31, 2011 for further information. In the opinion of management of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position at June 30, 2012, the results of operations for the three and six month periods ended June 30, 2012 and cash flows for the six month periods ended June 30, 2012 and 2011.  The results of operations for the three and six month periods ended June 30, 2012 are not necessarily indicative of the operating results for the year.

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

The PC segment services are also provided in patients’ homes. These services (generally provided by paraprofessional staff such as home health aides) are generally of a custodial rather than skilled nature. PC revenues are generated on an hourly basis. Approximately 86% of the PC segment revenues are generated from Medicaid and other government programs while the balance is generated from insurance programs and private pay patients.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net service revenues:
Visiting Nurse	$67,614	$71,208	$138,317	$143,897
Personal Care	19,278	10,513	38,525	20,417
	86,892	81,721	176,842	164,314
Operating income before corporate expenses:
Visiting Nurse	10,795	11,835	21,844	24,867
Personal Care	2,294	1,243	4,746	2,701
	13,089	13,078	26,590	27,568
Corporate expenses	5,538	4,750	11,042	9,638
Operating income	$7,551	$8,328	$15,548	$17,930

Interest expense, net	(32)	(44)	(70)	(99)
Income tax expense	(2,970)	(3,334)	(5,998)	(7,177)
Net income	$4,549	$4,950	$9,480	$10,654

3.             Capitalized Software Development Costs

The Company capitalizes the cost of internally generated computer software developed for the Company’s own use. Software development costs of approximately $118 and $143 were capitalized in the three months ended June 30, 2012 and 2011, respectively and $276 and $297 were capitalized in the six months ended

June 30, 2012 and 2011, respectively. Capitalized software development costs are amortized over a three-year period following the initial implementation of the software.

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

The following table summarizes the activity related to goodwill and other intangible assets for 2012:

		Other Intangible Assets
	Goodwill	Certificates of Need and licenses	Trade Names	Non-compete Agreements	Total
Balances at 12-31-11	$132,653	$9,091	$10,421	$197	$19,709
Additions	443	—	—	—	—

Amortization	—	—	—	(33)	(33)
Balances at 6-30-12	$133,096	$9,091	$10,421	$164	$19,676

Of total goodwill, $102,190 and $30,906 relates to the VN segment and the PC segment, respectively.  Current period additions are preliminary purchase price related adjustments for the Company’s August 2011 acquisition of Cambridge Home Health Care Holdings, Inc. (Cambridge Acquisition).  Amortization expense recognized on finite-lived intangible assets for the second quarter of 2012 and 2011 was $17 and $18, respectively, and for the six months ended June 30, 2012 and 2011 was $33 and $45, respectively.

5.             Revolving Credit Facility

At June 30, 2012, the Company had a $125 million senior secured revolving credit facility with JP Morgan Chase Bank, NA, as Administrative Agent, Bank of America, as Syndication Agent and certain other lenders (the “Facility”).  The Facility consists of a $125 million credit line with a maturity date of December 2, 2015 and an “accordion” feature providing for potential future expansion of the Facility to $175 million.  Borrowings (other than letters of credit) under the credit facility are at either the bank’s prime rate plus a margin (ranging from 1.25% to 2.25%, currently 1.25%) or LIBOR plus a margin (ranging from 2.25% to 3.25%, currently 2.25%).  The margin for prime rate or LIBOR borrowings is determined by the Company’s leverage.  Borrowings under the Facility are secured by a first priority perfected security interest in all tangible and intangible assets of the Company, and all existing and future direct and indirect subsidiaries of the Company, as guarantors.

The weighted average prime rate-based interest rate was 4.50% for both the three and six months ended June 30, 2012 and 2011.  The weighted average LIBOR rates were 2.72% and 2.51% for the three months ended June 30, 2012 and 2011, respectively.  The Company pays a quarterly commitment fee of 0.30% to 0.50% on the average daily unused facility balance based on leverage. Borrowings are subject to various covenants including a multiple of 3.0 times earnings before interest, income tax, depreciation and amortization (“EBITDA”).  “EBITDA” may include “Acquired EBITDA” from pro-forma acquisitions pursuant to a calculation rider, up to 50% of “Adjusted EBITDA”, as defined.  Borrowings under the Facility may be used for general corporate purposes, including acquisitions. As of June 30, 2012, the formula permitted all $125 million to be used, of which no amounts were outstanding.  The Company had irrevocable letters of credit totaling $6.4 million outstanding in connection with the Company’s self-insurance programs, which resulted in a total of $118.6 million being available for use at June 30, 2012. As of June 30, 2012, the Company was in compliance with the Facility’s various financial covenants. Under the most restrictive of its covenants, the Company was required to maintain minimum net worth of at least $152.6 million at June 30, 2012.  At such date, the Company’s net worth was approximately $214.6 million.

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

	Restricted shares		Options
	Shares	Wtd Avg. Grant Price	Shares	Wtd Avg. Ex. Price
December 31, 2011	71	$37.85	292	$25.15

Granted	29	24.16	63	24.16
Vested or Exercised	(25)	21.44	(11)	6.49
Forfeited	—	—	(3)	(20.19)
June 30, 2012	75	$33.27	341	$25.62

8.             Earnings per Common Share

A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted earnings per common share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Basic weighted average outstanding shares	9,255	9,284	9,265	9,249

Add common equivalent shares representing shares issuable upon exercise of dilutive awards	60	93	63	111
Diluted weighted average number of shares	9,315	9,377	9,328	9,360

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

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against the Company by various claimants.  The claims are in various stages of processing and some may ultimately be brought to trial.  The Company is aware of incidents that have occurred through June 30, 2012 that may result in the assertion of additional claims.  The Company currently carries professional and general liability insurance coverage (on a claims made basis) for this exposure with no deductible.  The Company also carries D&O coverage (also on a claims made basis) for potential claims against the Company’s directors and officers, including certain securities actions, with deductibles ranging from $100 to $250 per claim.

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

In addition as previously disclosed, the Company had previously been advised that a relator had filed a False Claims Act qui tam complaint regarding our visiting nurse operations in Birmingham, Alabama, and a different relator had filed a False Claims Act qui tam complaint regarding our Medicare practices at facilities in Tampa, Florida.  Following decisions by the Department of Justice not to join the cases, in April 2012, the Company was advised that the relators in both cases voluntarily filed for dismissal without prejudice, to which the government consented.  As a result, the Court dismissed both cases without prejudice in April 2012.

As previously disclosed, the Company received a notice of investigation and a civil subpoena for documents from the Securities and Exchange Commission in June 2010.  The Company and its officers and directors responded to additional document requests from the SEC Staff in the fall of 2011. In January 2012, the Staff took testimony of several officers and directors primarily with respect to their sales of common stock of the Company during May 2010.

As previously disclosed, four derivative complaints have been filed in Jefferson Circuit Court, Kentucky, against the members of the Company’s board of directors and chief financial officer. All four lawsuits named the Company as a nominal defendant.  All of the complaints refer to an April 27, 2010 The Wall Street Journal article and the subsequent governmental investigations.  On February 13, 2012, the independent directors filed a motion to dismiss the complaint because the plaintiffs failed to make any demand on the Board.  The motion has been fully briefed.  On July 27, 2012, oral arguments on the motion were made before the Court with a ruling expected in the near future.

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

10.                               Acquisitions

There were no new acquisitions in the quarter ended June 30, 2012.  The Company has finalized the purchase accounting for the April 1, 2011 acquisition in Cincinnati, Ohio.  There was no material change to the allocation of the purchase price to acquired assets and liabilities.  The Cambridge Acquisition purchase price allocation remains preliminary.

11.                               Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes.  The Company’s effective income tax rates for the three and six month periods ended June 30, 2012 and 2011 were approximately 39.5% and 40.2%, respectively, and 38.8% and 40.3%, respectively.  The change in rate was primarily due to a lower state tax rate from the Cambridge Acquisition in August 2011, while the six month period for 2012 also included the one-time benefit resulting from the release of a valuation allowance in conjunction with tax planning strategies completed during the first quarter of 2012.

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

12.                               Subsequent Events

Management has evaluated all events and transactions that occurred after June 30, 2012.  The Company had no material subsequent events requiring recognition in the consolidated financial statements.

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

Operating Segments

We have two reportable segments, Visiting Nurse (VN) and Personal Care (PC), and have service locations in Florida, Ohio, Kentucky, Connecticut, New Jersey, Massachusetts, Missouri, Alabama, Illinois, Indiana and Pennsylvania (in order of revenue significance).  Reportable segments have been identified based upon how management has organized the business by services provided to customers and the criteria in ASC 280, Segment Reporting.

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

Our PC segment services are also provided in patients’ homes.  These services (generally provided by paraprofessional staff such as home health aides) are generally of a custodial rather than skilled nature. PC revenues are generated on an hourly basis.  Approximately 86% of the PC segment revenues are generated from Medicaid and other government programs while the balance is generated from insurance programs and private pay patients.

Certain general and administrative expenses incurred at the corporate level have not been allocated to the segments.

Health Care Reform Legislation and Medicare Regulations

The reader is encouraged to review our detailed discussion of Health Care Reform and Medicare Regulations in the similarly titled section in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s annual report on Form 10-K for year ended December 31, 2011 and quarterly report on Form 10-Q for the quarter ended March 31, 2012 on file with the SEC.

On July 8, 2012, CMS issued the proposed rule for 2013 home health payment rates (2013 Proposed Rule). Among other changes, the 2013 Proposed Rule includes:

•                  A 2.5% Market Basket Index (MBI) update,

•                  A 1% reduction required under the Affordable Care Act and,

•                  A 1.32% case mix creep adjustment

Absent further changes, based on current law, which includes sequestration, and the 2013 Proposed Rule, we expect our 2013 Medicare episodic rate reduction to range from 2.0% to 2.7%.

Governmental Inquiries and Shareholder Litigation

See Note 9 to the consolidated financial statements and Part II Item 1 “Legal Proceedings” of this Form 10-Q for a discussion of certain governmental inquiries and subsequent related litigation.  The Company is unable to predict the outcome of these matters. However, the Company is incurring on-going expenses, net of insurance recoveries, if any, related to responding to these inquiries and complaints.

Seasonality

Our VN segment operations located in Florida normally experience higher admissions during the first quarter and lower admissions during the third quarter than in the other quarters due to seasonal population fluctuations.

RESULTS OF OPERATIONS

THREE MONTHS

Consolidated

(In thousands)

	Three Months Ended June 30,
	2012		2011		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues:
Visiting Nurse	$67,614	77.8%	$71,208	87.1%	$(3,594)	-5.0%
Personal Care	19,278	22.2%	10,513	12.9%	8,765	83.4%
	86,892	100.0%	81,721	100.0%	5,171	6.3%
Operating income before corporate expenses:
Visiting Nurse	10,795	16.0%	11,835	16.6%	(1,040)	-8.8%
Personal Care	2,294	11.9%	1,243	11.8%	1,051	84.6%
	13,089	15.1%	13,078	16.0%	11	0.1%
Corporate expenses	5,538	6.4%	4,750	5.8%	788	16.6%
Operating income	7,551	8.7%	8,328	10.2%	(777)	-9.3%
Interest expense, net	(32)	0.0%	(44)	-0.1%	12	-27.3%
Income tax expense	(2,970)	-3.4%	(3,334)	-4.1%	364	-10.9%
Net income	$4,549	5.2%	$4,950	6.1%	$(401)	-8.1%

EBITDA	$8,573	9.9%	$9,396	11.5%	$(823)	-8.8%

Results for the second quarter of 2012 included both the impact of a Medicare reimbursement rate cut for 2012 which reduced consolidated and VN segment revenue and pre-tax operating income by $2.8 million and the results of our acquisition of Cambridge Home Health Care Holdings, Inc. (Cambridge Acquisition), which closed on August 5, 2011.  The Cambridge Acquisition increased second quarter 2012 consolidated net service revenue by $8.4 million, primarily in our PC segment.

Operating income before corporate expenses during the second quarter of 2012 increased slightly from the prior year quarter primarily as a result of the Cambridge Acquisition and productivity improvements in our VN segment, partially offset by the VN segment’s Medicare rate cut.  Refer to segment results for further discussion.

Corporate expenses grew by $0.8 million as a result of incentives, which were $0.4 million for 2012, while the prior year included the reversal of $0.4 million for incentives accrued in the first quarter of 2011.  Corporate expenses in 2012 and 2011 included $0.2 million and $0.4 million, respectively, for transition and acquisition-related costs.  The second quarter of 2012 and 2011 included zero and $0.4 million, respectively, for costs to respond to governmental inquiries and resulting litigation, net of anticipated insurance coverage.

The effective tax rate was approximately 39.5% in the second quarter of 2012, down from 40.2% in the second quarter of 2011, primarily driven by a lower state tax rate from the Cambridge Acquisition.

Visiting Nurse Segment

	Three Months Ended June 30,
	2012		2011		Change
(In thousands, except for statistics)	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$67,614	100.0%	$71,208	100.0%	$(3,594)	-5.0%
Cost of service revenues	31,813	47.1%	32,817	46.1%	(1,004)	-3.1%
Gross margin	35,801	52.9%	38,391	53.9%	(2,590)	-6.7%
General and administrative expenses:
Salaries and benefits	19,267	28.5%	20,509	28.8%	(1,242)	-6.1%
Other	5,739	8.5%	6,047	8.5%	(308)	-5.1%
Total general and administrative expenses	25,006	37.0%	26,556	37.3%	(1,550)	-5.8%
Operating income before corporate expenses	$10,795	16.0%	$11,835	16.6%	$(1,040)	-8.8%

Average number of locations	110		93		17	18.3%

All payors:
Patients Months	52,851		52,464		387	0.7%
Admissions	15,560		15,292		268	1.8%
Billable Visits	471,387		482,593		(11,206)	-2.3%

Medicare Statistics:
Revenue (in thousands)	$61,437	90.9%	$65,755	92.3%	$(4,318)	-6.6%
Billable visits	384,881		407,957		(23,076)	-5.7%
Admissions	13,728		14,023		(295)	-2.1%
Recertifications	7,860		7,907		(47)	-0.6%
Episodes Completed	21,490		22,267		(777)	-3.5%

Revenue per completed episode	$2,880		$3,052		$(172)	-5.6%
Visits per episode	17.7		18.4		(0.7)	-3.8%

VN segment net service revenues decreased $3.6 million or about 5.0% to $67.6 million in 2012 down from $71.2 million in 2011, primarily due to a $2.8 million Medicare rate cut with the remainder due to a decline in both Medicare admissions and recertifications of 2.1% and 0.6%, respectively.

Cost of service revenues declined $1.0 million, as a result of focused efforts to drive operational efficiencies.  General and administrative salaries and benefits decreased by about $1.2 million, or 6.1%, while general and administrative other expenses decreased $0.3 million, or 5.1%, from 2011, both primarily as a result of a focused effort to reduce labor and other costs relative to patients served.  Operating results for 2012 include $0.6 million of unusually high health and worker’s compensation costs.

As a result, VN segment operating income before corporate expenses declined $1.0 million to $10.8 million from $11.8 million in 2011, while operating income before corporate expenses as a percent of revenues decreased to 16.0% in 2012 from 16.6% in 2011.

Personal Care Segment

	Three Months Ended June 30,
	2012		2011		Change
(In thousands, except for statistics)	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$19,278	100.0%	$10,513	100.0%	$8,765	83.4%
Cost of service revenues	13,483	69.9%	6,875	65.4%	6,608	96.1%
Gross margin	5,795	30.1%	3,638	34.6%	2,157	59.3%

General and administrative expenses:
Salaries and benefits	2,427	12.6%	1,458	13.9%	969	66.5%
Other	1,074	5.6%	937	8.9%	137	14.6%
Total general and administrative expenses	3,501	18.2%	2,395	22.8%	1,106	46.2%
Operating income before corporate expenses	$2,294	11.9%	$1,243	11.8%	$1,051	84.6%

Average number of locations	60		23		37	160.9%

Admissions	1,294		732		562	76.8%
Patient months of care	18,700		10,886		7,814	71.8%
Patient days of care	253,294		143,253		110,041	76.8%
Billable hours	1,057,143		572,608		484,535	84.6%
Revenue per billable hour	$18.24		$18.36		$(0.12)	-0.7%

Our PC segment’s second quarter of 2012 results include our Cambridge acquisition, which was effective August 5, 2011 and drove increases in net service revenues, gross margin and operating income before corporate expenses of $8.1 million, $2.3 million and $1.0 million, respectively.

Organic growth increased net service revenues by $0.8 million, while cost of service revenues as a percentage of net service revenues increased to 69.9% in the second quarter of 2012 from 65.4% in 2011 primarily due to increased workers compensation provision of $0.4 million in 2012 compared to 2011 as a result of unusually high claims experience during the period, excluding which cost of service revenue as a percent of net service revenue would have been 67.7%.  The remaining increase in cost of service revenues from 2011 was Cambridge Acquisition mix of business related.

Salary and benefits in general and administrative expenses as a percent of net service revenue decreased 1.3% to 12.6% in 2012 from 13.9% in 2011 primarily due to the Cambridge Acquisition.  Other general and administrative expenses also includes a $0.2 million decrease in bad debt expense in 2012 from 2011.

As a result, PC segment operating income before corporate expenses increased to $2.3 million from $1.2 million in 2011.  Operating income before corporate expenses as a percent of revenues increased slightly to 11.9% in 2012 from 11.8% in 2011.

RESULTS OF OPERATIONS

SIX MONTHS

Consolidated

(In thousands)

	Six Months Ended June 30,
	2012		2011		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues:
Visiting Nurse	$138,317	78.2%	$143,897	87.6%	$(5,580)	-3.9%
Personal Care	38,525	21.8%	20,417	12.4%	18,108	88.7%
	176,842	100.0%	164,314	100.0%	12,528	7.6%
Operating income before corporate expenses:
Visiting Nurse	21,844	15.8%	24,867	17.3%	(3,023)	-12.2%
Personal Care	4,746	12.3%	2,701	13.2%	2,045	75.7%
	26,590	15.0%	27,568	16.8%	(978)	-3.5%
Corporate expenses	11,042	6.2%	9,638	5.9%	1,404	14.6%
Operating income	15,548	8.8%	17,930	10.9%	(2,382)	-13.3%
Interest expense, net	(70)	0.0%	(99)	-0.1%	29	-29.3%
Income tax expense	(5,998)	-3.4%	(7,177)	-4.4%	1,179	-16.4%
Net income	$9,480	5.4%	$10,654	6.5%	$(1,174)	-11.0%

EBITDA	$17,553	9.9%	$20,135	12.3%	$(2,582)	-12.8%

Results for 2012 included both the impact of a Medicare reimbursement rate cut for 2012 which reduced consolidated and VN segment revenue and pre-tax operating income by $5.7 million and the results of our acquisition of Cambridge Acquisition, which closed on August 5, 2011.  The Cambridge Acquisition increased 2012 consolidated net service revenue by $17.3 million, primarily in our PC segment.  Volume increases in both segments drove the remaining increase in consolidated net service revenue.

Operating income before corporate expenses during 2012 declined $1.0 million from the prior year primarily as a result of the VN segment’s Medicare rate cut, partially offset by the Cambridge Acquisition and productivity improvement in our VN segment. Refer to segment results for further discussion.

Corporate expenses in 2012 and 2011 included $0.9 million and $0.1 million, respectively, for incentives.  Corporate expenses in both 2012 and 2011 also included $0.4 million of transition and acquisition-related costs, while including zero and $0.8 million, respectively, for costs to respond to governmental inquiries and resulting litigation, net of anticipated insurance coverage.

The effective tax rate was approximately 38.8% in 2012, down from 40.3% in 2011, primarily due to a lower state tax rate from the Cambridge Acquisition and the one-time benefit resulting from the release of a valuation allowance in conjunction with tax planning strategies completed during the first quarter of 2012.

Visiting Nurse Segment

	Six Months Ended June 30,
	2012		2011		Change
(In thousands, except for statistics)	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$138,317	100.0%	$143,897	100.0%	$(5,580)	-3.9%
Cost of service revenues	64,628	46.7%	65,370	45.4%	(742)	-1.1%
Gross margin	73,689	53.3%	78,527	54.6%	(4,838)	-6.2%

General and administrative expenses:
Salaries and benefits	39,189	28.3%	41,090	28.6%	(1,901)	-4.6%
Other	12,656	9.1%	12,570	8.7%	86	0.7%
Total general and administrative expenses	51,845	37.5%	53,660	37.3%	(1,815)	-3.4%
Operating income before corporate expenses	$21,844	15.8%	$24,867	17.3%	$(3,023)	-12.2%

Average number of locations	110		92		18	19.6%

All payors:
Patients Months	108,053		104,936		3,117	3.0%
Admissions	32,066		30,965		1,101	3.6%
Billable Visits	951,260		962,247		(10,987)	-1.1%

Medicare Statistics:
Revenue (in thousands)	$126,221	91.3%	$133,059	92.5%	$(6,838)	-5.1%
Billable visits	786,773		815,459		(28,686)	-3.5%
Admissions	28,404		28,375		29	0.1%
Recertifications	15,924		16,234		(310)	-1.9%
Episodes Completed	44,024		44,184		(160)	-0.4%

Revenue per completed episode	$2,852		$3,011		$(159)	-5.3%
Visits per episode	17.6		18.1		(0.5)	-2.8%

VN segment net service revenues decreased $5.6 million or about 3.9% to $138.3 million in 2012 down from $143.9 million in 2011, primarily due to a $5.7 million Medicare rate cut.  Total admissions growth of 3.6% offset a 1.9% decline in Medicare recertifications resulting in the remaining increase in VN segment net service revenues.

Cost of service revenues decreased about 1.1%, along with the decline in visit volumes.  General and administrative salaries and benefits decreased by about $1.9 million primarily as a result of a focused effort to reduce labor costs relative to patients served.  General and administrative other expenses increased slightly, or 0.7%, from 2011, as the bad debt provision increased $0.6 million in 2012 on increased accounts receivable which more than offset focused efforts to reduce other costs relative to patients served.

As a result, VN segment operating income before corporate expenses declined $3.0 million to $21.8 million from $24.9 million in 2011, while operating income before corporate expenses as a percent of revenues decreased to 15.8% in 2012 from 17.3% in 2011.

Personal Care Segment

	Six Months Ended June 30,
	2012		2011		Change
(In thousands, except for statistics)	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$38,525	100.0%	$20,417	100.0%	$18,108	88.7%
Cost of service revenues	26,425	68.6%	13,211	64.7%	13,214	100.0%
Gross margin	12,100	31.4%	7,206	35.3%	4,894	67.9%

General and administrative expenses:
Salaries and benefits	4,971	12.9%	2,870	14.1%	2,101	73.2%
Other	2,383	6.2%	1,635	8.0%	748	45.7%
Total general and administrative expenses	7,354	19.1%	4,505	22.1%	2,849	63.2%
Operating income before corporate expenses	$4,746	12.3%	$2,701	13.2%	$2,045	75.7%

Average number of locations	60		22		38	172.7%

Admissions	2,658		1,513		1,145	75.7%
Patient months of care	36,441		21,835		14,606	66.9%
Patient days of care	507,126		283,884		223,242	78.6%
Billable hours	2,109,613		1,124,122		985,491	87.7%
Revenue per billable hour	$18.26		$18.16		$0.10	0.5%

Our PC segment’s 2012 results include our Cambridge Acquisition, which was effective August 5, 2011 and drove increases in net service revenues, gross margin and operating income before corporate expenses of $16.7 million, $5.1 million and $2.2 million, respectively.

Organic growth increased net service revenues by $1.5 million, while cost of service revenues as a percentage of net service revenues increased to 68.6% in 2012 from 64.7% in 2011 due to increased workers compensation provision of $0.8 million in 2012 compared to 2011 as a result of unusually high claims experience during the period, excluding which cost of service revenue as a percent of net service revenue would have been 66.5%.  The remaining increase in cost of service revenues from 2011 was Cambridge Acquisition mix of business related.

Salary and benefits in general and administrative expenses as a percent of net service revenue decreased 1.2% to 12.9% in 2012 from 14.1% in 2011 primarily due to the Cambridge Acquisition.  Other general and administrative expenses as a percent of revenue decreased 1.8% to 6.2% from 8.0%, due to the $0.1 million lower bad debt provision with the remainder due to the Cambridge Acquisition.

As a result, PC segment operating income before corporate expenses increased to $4.7 million from $2.7 million in 2011.  Operating income before corporate expenses as a percent of revenues decreased to 12.3% in 2012 from 13.2% in 2011 due to the higher workers compensation provision.

Liquidity and Capital Resources

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

The weighted average prime rate-based interest rate was 4.50% for both the three and six months ended June 30, 2012 and 2011.  The weighted average LIBOR rates were 2.72% and 2.51% for the three months ended June 30, 2012 and 2011, respectively.  We pay a quarterly commitment fee of 0.30% to 0.50% on the average daily unused facility balance based on leverage. Borrowings are subject to various covenants including a multiple of 3.0 times earnings before interest, taxes, depreciation and amortization (“EBITDA”). “EBITDA” may include “Acquired EBITDA” from pro-forma acquisitions pursuant to a calculation rider, up to 50% of “Adjusted EBITDA”, as defined. Borrowings under the Facility may be used for general corporate purposes, including acquisitions. As of June 30, 2012, the formula permitted all $125 million to be used against which we had irrevocable letters of credit totaling $6.4 million outstanding in connection with our self-insurance programs. As a result a total of $118.6 million was available for borrowing at June 30, 2012. As of June 30, 2012, we were in compliance with the Facility’s various financial covenants. Under the most restrictive of its covenants, we were required to maintain minimum net worth of at least $152.6 million at June 30, 2012.  At such date, our net worth was approximately $214.6 million.

We believe that this facility plus cash on hand will be sufficient to fund our operating needs for at least the next year.  We will continue to evaluate additional capital, including possible debt and equity investments in the Company, to support a more rapid development of the business than would be possible with internal funds.

Cash Flows

Key elements to the Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 were:

Net Change in Cash and Cash Equivalents	2012	2011
Provided by (used in):
Operating activities	$8,072	$13,742
Investing activities	(1,032)	(5,353)
Financing activities	(3,124)	(154)
Net change in cash and cash equivalents	$3,916	$8,235

2012

Net cash provided by operating activities resulted primarily from current period net income of $9.5 million plus certain non-cash items, net of changes in accounts receivable, accounts payable and accrued expenses.  The decrease from 2011 is primarily due to a $4.2 million increase in accounts receivable and decreased net income of $1.2 million.  Accounts receivable days revenues outstanding was 50 at June 30, 2012 and 46 at December 31, 2011 due to processing delays as well as prepayment ADRs from Palmetto Government Benefits Administration.

The cash used in investing activities for 2012 was primarily due to capital expenditures, while 2011 includes $4.3 million for an acquisition completed in April 2011.

Net cash used in financing activities for the six months ended June 30, 2012 increased over the prior year period primarily due to cash used for a $1.7 million stock redemption of 72,000 shares related to the previous distribution of shares to non-employee directors pursuant to the termination of the Company’s Non-Employee Directors Deferred Compensation Plan and repayment of a $1.2 million acquisition related seller note.

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

Net cash used in financing activities includes $1.6 million for payments under capital leases and acquisition notes payable, which was offset by a $1.6 million tax benefit from share-based awards.  The Company receives a current tax deduction, subject to IRS limits, at exercise for option awards or when the restriction lapses for restricted awards.

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

The following table sets forth a reconciliation of Net Income to EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$4,549	$4,950	$9,480	$10,654
Add back:
Interest expense	32	44	70	99
Income tax expense	2,970	3,334	5,998	7,177
Depreciation and amortization	637	730	1,259	1,475
Amortization of stock-based compensation	385	338	746	730
Earnings before interest, income taxes, depreciation and amortization (EBITDA)	$8,573	$9,396	$17,553	$20,135

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Instruments

The Company does not use derivative instruments.

Market Risk of Financial Instruments

Our primary market risk exposure with regard to financial instruments is to changes in interest rates on long-term obligations.

At June 30, 2012, the Company had no outstanding amounts on its revolving credit facility and, therefore, a hypothetical 100 basis point increase in short-term interest rates would have no impact on annual pre-tax earnings due to higher interest expense.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures — As of June 30, 2012, the Company’s management, with participation of the Company’s Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Control Over Financial Reporting - There were no changes in the Company’s internal control over financial reporting during the second quarter of 2012, that have materially affected, or are reasonably likely to materially affect, Almost Family, Inc.’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are subject to various legal actions arising in the ordinary course of our business, including claims for damages for personal injuries.  In our opinion, the ultimate resolution of any of these pending ordinary course claims and legal proceedings will not have a material effect on our financial position or results of operations.

In addition as previously disclosed, we had previously been advised that a relator had filed a False Claims Act qui tam complaint regarding our visiting nurse operations in Birmingham, Alabama, and a different relator had filed a False Claims Act qui tam complaint regarding our Medicare practices at facilities in Tampa, Florida.  Following decisions by the Department of Justice not to join the cases, in April 2012, we were advised that the relators in both cases voluntarily filed for dismissal without prejudice, to which the government consented.  As a result, the Court dismissed both cases without prejudice in April 2012.

As previously disclosed, we received a notice of investigation and a civil subpoena for documents from the Securities and Exchange Commission in June 2010.  The Company and its officers and directors responded to additional document requests from the SEC Staff in the fall of 2011.  In January 2012, the Staff took testimony of several officers and directors primarily with respect to their sales of common stock of the Company during May 2010.

As previously disclosed, four derivative complaints have been filed in Jefferson Circuit Court, Kentucky, against the members of the Company’s board of directors and chief financial officer. All four lawsuits named the Company as a nominal defendant.  All of the complaints refer to an April 27, 2010 The Wall Street Journal article and the subsequent governmental investigations.  On February 13, 2012, the independent directors filed a motion to dismiss the complaint because the plaintiffs failed to make any demand on the Board.  The motion has been fully briefed.  On July 27, 2012, oral arguments on the motion were made before the Court, with a ruling expected in the near future.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

3.1

Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K dated June 4, 2012)

31.1

Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certifications of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Financial statements from the quarterly report on Form 10-Q of Almost Family, Inc. for the quarter ended June 30, 2012, filed on August 8, 2012, formatted in XBRL:  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALMOST FAMILY, INC.

Date August 8, 2012	By:	/s/ William B. Yarmuth
William B. Yarmuth
Chairman of the Board and
Chief Executive Officer

	By:	/s/ C. Steven Guenthner
C. Steven Guenthner
President and
Principal Financial Officer