Form 10-Q
period 2012-09-30
ALMOST FAMILY INC
filed 2012-11-06
CIK 799231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock    $0.10 par value

Shares outstanding at November 2, 2012  9,331,269

ALMOST FAMILY, INC. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2012
	(UNAUDITED)	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$42,716	$33,693
Accounts receivable - net	48,135	45,166
Prepaid expenses and other current assets	6,607	6,437
Deferred tax assets	7,373	7,470
TOTAL CURRENT ASSETS	104,831	92,766

PROPERTY AND EQUIPMENT - NET	5,043	5,229
GOODWILL	133,416	132,653
OTHER INTANGIBLE ASSETS	19,987	19,709
OTHER ASSETS	419	465
	$263,696	$250,822

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,096	$6,489
Accrued other liabilities	20,686	21,129
Current portion - capital leases and notes payable	500	1,200
TOTAL CURRENT LIABILITIES	27,282	28,818

LONG-TERM LIABILITIES:
Notes payable	625	1,125
Deferred tax liabilities	16,096	13,631
Other liabilities	613	951
TOTAL LONG-TERM LIABILITIES	17,334	15,707
TOTAL LIABILITIES	44,616	44,525

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.05; authorized 2,000 shares; none issued or outstanding	—	—
Common stock, par value $0.10; authorized 25,000; 9,420 and 9,381 issued and outstanding	942	938
Treasury stock, at cost, 89 and 13 shares	(2,283)	(431)
Additional paid-in capital	101,730	100,678
Retained earnings	118,691	105,112
TOTAL STOCKHOLDERS’ EQUITY	219,080	206,297
	$263,696	$250,822

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine months Ended September 30,
	2012	2011	2012	2011
Net service revenues	$85,128	$86,207	$261,970	$250,521
Cost of service revenues (excluding depreciation & amortization)	44,518	43,345	135,573	121,940
Gross margin	40,610	42,862	126,397	128,581
General and administrative expenses:
Salaries and benefits	23,769	24,832	73,648	72,783
Other	10,049	9,993	30,409	29,831
Total general and administrative expenses	33,818	34,825	104,057	102,614
Operating income	6,792	8,037	22,340	25,967
Interest expense, net	(17)	(41)	(87)	(140)
Income before income taxes	6,775	7,996	22,253	25,827
Income tax expense	(2,676)	(3,154)	(8,674)	(10,331)
Net income	$4,099	$4,842	$13,579	$15,496

Per share amounts-basic:
Average shares outstanding	9,256	9,296	9,262	9,271
Net income	$0.44	$0.52	$1.47	$1.67

Per share amounts-diluted:
Average shares outstanding	9,315	9,346	9,329	9,359
Net income	$0.44	$0.52	$1.46	$1.66

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$13,579	$15,496
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	1,911	2,170
Provision for uncollectible accounts	2,022	1,394
Stock-based compensation	1,128	1,040
Deferred income taxes	2,817	2,464
	21,457	22,564
Change in certain net assets and liabilities, net of the effects of acquisitions:
Decrease (increase) in:
Accounts receivable	(5,589)	(810)
Prepaid expenses and other current assets	(457)	250
Other assets	45	60
Decrease in:
Accounts payable and accrued expenses	(1,241)	(2,718)
Net cash provided by operating activities	14,215	19,346

Cash flows from investing activities:
Capital expenditures	(1,530)	(1,860)
Acquisitions, net of cash acquired	(538)	(35,689)
Net cash used in investing activities	(2,068)	(37,549)

Cash flows from financing activities:
Proceeds from exercise of stock options	70	292
Purchase of common stock in connection with share awards	(1,852)	(440)
Tax impact of share awards	(142)	1,614
Principal payments on capital leases and notes payable	(1,200)	(1,595)
Net cash used in financing activities	(3,124)	(129)

Net change in cash and cash equivalents	9,023	(18,332)
Cash and cash equivalents at beginning of period	33,693	47,943
Cash and cash equivalents at end of period	$42,716	$29,611

Summary of non-cash investing and financing activities:
Settlement of Directors Deferred Compensation Plan	$—	$501
Acquisitions funded by notes payable	$—	$1,000

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Unless otherwise indicated, all dollars and share amounts are in thousands)

1.                                      Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2012 and 2011 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations.  Accordingly, the reader of this Form 10-Q is referred to Almost Family, Inc.’s (the “Company”) Form 10-K for the year ended December 31, 2011 for further information. In the opinion of management of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position at September 30, 2012, the results of operations for the three and nine month periods ended September 30, 2012 and cash flows for the nine month periods ended September 30, 2012 and 2011.  The results of operations for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the operating results for the year.

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

Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. (ASU) 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in US GAAP and IFRS.  The amendments in ASU 2011-04 change the wording used to describe many of the requirements in U.S. Generally Accepted Accounting Principles (GAAP) for measuring fair value and for disclosing information about fair value measurements.  ASU 2011-04 was effective for the Company beginning January 1, 2012.  The adoption of ASU 2011-04 did not impact the consolidated financial statements.

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

In July 2012, the FASB issued ASU 2012-02, Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment intended to simplify how an entity tests indefinite-lived assets other than goodwill for impairment by providing entities with an option to perform a qualitative assessment to determine whether further impairment testing is necessary.  ASU 2012-02 will be effective for the Company’s calendar year beginning January 1, 2013 and early adoption is permitted.  The Company does not anticipate the adoption will have a material impact on its consolidated financial position or results of operations.

Financial Statement Reclassifications

Certain amounts have been reclassified in the 2011 consolidated financial statements and related notes in order to conform to the 2012 presentation. Such reclassifications had no effect on previously reported net income.

2.                                      Segment Data

The Company has two reportable segments, Visiting Nurse (VN) and Personal Care (PC), which provide services in Florida, Ohio, Kentucky, Connecticut, New Jersey, Massachusetts, Missouri, Alabama, Illinois, Pennsylvania and Indiana.  Reportable segments have been identified based upon how management has organized the business by services provided to customers and the criteria in ASC 280, Segment Reporting.  The Company does not allocate certain expenses to the reportable segments.  These expenses are included in corporate expenses below.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net service revenues:
Visiting Nurse	$65,880	$69,897	$204,198	$213,794
Personal Care	19,248	16,310	57,772	36,727
	85,128	86,207	261,970	250,521
Operating income before corporate expenses:
Visiting Nurse	8,906	10,192	30,698	35,004
Personal Care	2,822	2,687	7,583	5,418
	11,728	12,879	38,281	40,422
Corporate expenses	4,936	4,842	15,941	14,455
Operating income	$6,792	$8,037	$22,340	$25,967
Interest expense, net	(17)	(41)	(87)	(140)
Income tax expense	(2,676)	(3,154)	(8,674)	(10,331)
Net income	$4,099	$4,842	$13,579	$15,496

3.                                      Capitalized Software Development Costs

The Company capitalizes the cost of internally generated computer software developed for the Company’s own use. Software development costs of approximately $188 and $104 were capitalized in the three months ended September 30, 2012 and 2011, respectively and $465 and $401 were capitalized in the nine months ended September 30, 2012 and 2011, respectively. Capitalized software development costs are amortized over a three-year period following the initial implementation of the software.

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

The following table summarizes the activity related to goodwill and other intangible assets for 2012:

		Other Intangible Assets
	Goodwill	Certificates of Need and licenses	Trade Names	Non-compete Agreements	Total
Balances at 12-31-11	$132,653	$9,091	$10,421	$197	$19,709
Additions	208	300	—	30	330
Adjustments	555	—	—	—	—
Amortization	—	—	—	(52)	(52)
Balances at 9-30-12	$133,416	$9,391	$10,421	$175	$19,987

Of total goodwill, $102,497 and $30,919 relates to the VN segment and the PC segment, respectively.  Current period adjustments relate to finalization of purchase price for the Company’s August 2011 acquisition of Cambridge Home Health Care Holdings, Inc. (Cambridge Acquisition), while additions pertain to two acquisitions completed during the third quarter of 2012.  Amortization expense recognized on finite-lived intangible assets for the third quarter of 2012 and 2011 was $19 and $26, respectively, and for the nine months ended September 30, 2012 and 2011 was $52 and $70, respectively.

5.                                      Revolving Credit Facility

At September 30, 2012, the Company had a $125 million senior secured revolving credit facility with JP Morgan Chase Bank, NA, as Administrative Agent, Bank of America, as Syndication Agent and certain other lenders (the “Facility”).  The Facility consists of a $125 million credit line with a maturity date of December 2, 2015 and an “accordion” feature providing for potential future expansion of the Facility to $175 million.  Borrowings (other than letters of credit) under the credit facility are at either the bank’s prime rate plus a margin (ranging from 1.25% to 2.25%, currently 1.25%) or LIBOR plus a margin (ranging from 2.25% to 3.25%, currently 2.25%).  The margin for prime rate or LIBOR borrowings is determined by the Company’s leverage.  Borrowings under the Facility are secured by a first priority perfected security interest in all tangible and intangible assets of the Company, and all existing and future direct and indirect subsidiaries of the Company, as guarantors.

The weighted average prime rate-based interest rate was 4.50% for both the three and nine months ended September 30, 2012 and 2011.  The weighted average LIBOR rates were 2.72% and 2.59% for the three months ended September 30, 2012 and 2011, respectively.  The Company pays a quarterly commitment fee of 0.30% to 0.50% on the average daily unused facility balance based on leverage. Borrowings are subject to various covenants including a multiple of 3.0 times earnings before interest, income tax, depreciation and amortization (“EBITDA”).  “EBITDA” may include “Acquired EBITDA” from pro-forma acquisitions pursuant to a calculation rider, up to 50% of “Adjusted EBITDA”, as defined.  Borrowings under the Facility may be used for general corporate purposes, including acquisitions. As of September 30, 2012, the formula permitted $105 million to be used, of which no amounts were outstanding.  The Company had irrevocable letters of credit totaling $6.4 million outstanding in connection with the Company’s self-insurance programs, which resulted in a total of $98.6 million being available for use at September 30, 2012. As of September 30, 2012, the Company was in compliance with the Facility’s various financial covenants. Under the most restrictive of its covenants, the Company was required to maintain minimum net worth of at least $154.7 million at September 30, 2012.  At such date, the Company’s net worth was approximately $219.0 million.

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

	Restricted shares		Options
	Shares	Wtd Avg. Grant Price	Shares	Wtd Avg. Ex. Price
December 31, 2011	71	$37.85	292	$25.15
Granted	29	24.16	63	24.16
Vested or Exercised	(25)	$21.44	(11)	$6.49
Forfeited	—	—	(3)	(20.19)
September 30, 2012	75	$33.27	341	$25.62

8.                                      Earnings per Common Share

A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted earnings per common share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Basic weighted average outstanding shares	9,256	9,296	9,262	9,271
Add common equivalent shares representing shares issuable upon exercise of dilutive awards	59	50	67	88
Diluted weighted average number of shares	9,315	9,346	9,329	9,359

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

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against the Company by various claimants.  The claims are in various stages of processing and some may ultimately be brought to trial.  The Company is aware of incidents that have occurred through September 30, 2012 that may result in the assertion of additional claims.  The Company currently carries professional and general liability insurance coverage (on a claims made basis) for this exposure with no deductible.  The Company also carries D&O coverage (also on a claims made basis) for potential claims against the Company’s directors and officers, including certain securities actions, with deductibles ranging from $100 to $250 per claim.

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

Legal Proceedings & Investigations

The Company is currently, and from time to time, subject to claims and suits arising in the ordinary course of its business, including claims for damages for personal injuries.  In the opinion of management, after discussions with legal counsel, the ultimate resolution of any of these ordinary course pending claims and legal proceedings will not have a material effect on the Company’s financial position or results of operations.

As previously disclosed, the Company received a notice of investigation and a civil subpoena for documents from the Securities and Exchange Commission in June 2010.  The Company and its officers and directors responded to additional document requests from the SEC Staff in the fall of 2011.  In January 2012, the Staff took testimony of certain officers and directors primarily with respect to their sales of common stock of the Company during May 2010.  On November 2, 2012, the Company and those affected executive officers and members of its Board of Directors were notified by the SEC Staff that it has concluded its investigation and does not intend to recommend enforcement action to the Commission.

As previously disclosed, four derivative complaints were filed in Jefferson Circuit Court, Kentucky, against the members of the Company’s board of directors and chief financial officer. All four lawsuits named the Company as a nominal defendant and were consolidated into a single action.  All of the complaints and the resulting consolidated complaint refer to an April 27, 2010 The Wall Street Journal article and the subsequent governmental investigations.  On February 13, 2012, the independent directors filed a motion to dismiss the complaint.  On October 2, 2012, the Court entered an order granting the motion to dismiss and dismissing the complaint with prejudice. On November 1, 2012, the plaintiffs filed an appeal of the Court’s ruling with the Kentucky Court of Appeals.

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

10.                               Acquisitions

During the three months ended September 30, 2012, the Company finalized the purchase accounting for the Cambridge Acquisition, which was completed in August, 2011.  Changes to the allocation of the purchase price since December 31, 2011 include a decrease in the fair value of receivables acquired of $555 with a corresponding increase to goodwill.  During the quarter ended September 30, 2012, the Company completed two small acquisitions to expand existing VN and PC segment operations.

11.                               Income Taxes

The Company accounts for income taxes in accordance with Accounting Standards Codification (ASC) 740, Income Taxes.  The Company’s effective income tax rates for the three and nine month periods ended September 30, 2012 and 2011 were approximately 39.5% and 39.4%, respectively, and 39.0% and 39.4%, respectively.  The change in rate for the nine month period for 2012 was primarily due to a one-time benefit resulting from the release of a valuation allowance in conjunction with tax planning strategies completed during the first quarter of 2012.

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

12.                               Subsequent Events

Management has evaluated all events and transactions that occurred after September 30, 2012.  The Company had no material subsequent events requiring recognition in the consolidated financial statements.

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

For a detailed discussion of these and other factors that could cause the Company’s actual results to differ materially from the results contemplated by the forward-looking statements, please refer to Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s annual report on Form 10-K for year ended December 31, 2011 and this Form 10-Q.  The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report.  Except as required by law, the Company assumes no responsibility for updating forward-looking statements to reflect unforeseen or other events after the date of this report. The Company has provided a detailed discussion of risk factors in its Form 10-K and various filings with the Securities and Exchange Commission (SEC).  The reader is encouraged to review these risk factors and filings.

Critical Accounting Policies

Refer to the “Critical Accounting Policies” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K for the year ended December 31, 2011 for a detailed discussion of our critical accounting policies.

Operating Segments

We have two reportable segments, Visiting Nurse (VN) and Personal Care (PC), which provide services in Florida, Ohio, Kentucky, Connecticut, New Jersey, Massachusetts, Missouri, Alabama, Illinois, Pennsylvania and Indiana (in order of revenue significance).  Reportable segments have been identified based upon how management has organized the business by services provided to customers and the criteria in ASC 280, Segment Reporting.

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

Health Care Reform Legislation and Medicare Regulations

The reader is encouraged to review our detailed discussion of Health Care Reform and Medicare Regulations in the similarly titled section in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s annual report on Form 10-K for year ended December 31, 2011 and quarterly report on Form 10-Q for the quarter ended June 30, 2012 on file with the SEC.

On November 2, 2012, CMS issued the final rule for 2013 home health payment rates (2013 Final Rule). Among other changes, the 2013 Final Rule includes:

•                  A 2.3% Market Basket Index (MBI) update,

•                  A 1% reduction required under the Affordable Care Act, and

•                  A 1.32% case mix creep reduction.

Absent further changes, based on current law, which includes a 2% cut specified in the Budget Control Act of 2011 commonly referred to as “sequestration”, and the 2013 Final Rule, we expect our 2013 Medicare episodic rate reduction to range from 2.0% to 2.5%.

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

Possible Impact of Hurricane Sandy

Approximately 25% of our VN segment operations are located in the northeastern U.S. (New Jersey, Connecticut and Massachusetts), areas impacted by Hurricane Sandy which struck in late October 2012. While we are currently unable to predict to the extent, if any, it is reasonable to expect that this significant weather event may have a detrimental impact on our operating results for the quarter and thus the year ending December 31, 2012.

RESULTS OF OPERATIONS

THREE MONTHS

Consolidated

(In thousands)

	Three Months Ended September 30,
	2012		2011		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues:
Visiting Nurse	$65,880	77.4%	$69,897	81.1%	$(4,017)	-5.7%
Personal Care	19,248	22.6%	16,310	18.9%	2,938	18.0%
	85,128	100.0%	86,207	100.0%	(1,079)	-1.3%
Operating income before corporate expenses:
Visiting Nurse	8,906	13.5%	10,192	14.6%	(1,286)	-12.6%
Personal Care	2,822	14.7%	2,687	16.5%	135	5.0%
	11,728	13.8%	12,879	14.9%	(1,151)	-8.9%
Corporate expenses	4,936	5.8%	4,842	5.6%	94	1.9%
Operating income	6,792	8.0%	8,037	9.3%	(1,245)	-15.5%
Interest expense, net	(17)	0.0%	(41)	0.0%	24	-58.5%
Income tax expense	(2,676)	-3.1%	(3,154)	-3.7%	478	-15.2%
Net income	$4,099	4.8%	$4,842	5.6%	$(743)	-15.3%

EBITDA	$7,825	9.2%	$9,042	10.5%	$(1,217)	-13.5%

Results for the third quarter of 2012 included both the impact of a Medicare reimbursement rate cut for 2012 which reduced consolidated and VN segment revenue and pre-tax operating income by $2.7 million and a full quarter of results for our acquisition of Cambridge Home Health Care Holdings, Inc. (Cambridge Acquisition), which closed on August 5, 2011.  The Cambridge Acquisition increased third quarter 2012 consolidated net service revenue by $1.9 million, primarily in our PC segment.

Operating income before corporate expenses during the third quarter of 2012 decreased from the prior year quarter primarily as a result of the VN segment’s Medicare rate cut and lower Medicare volume.  Refer to VN segment results for further discussion.

Corporate expenses as a percent of revenue increased slightly to 5.8% from 5.6% in the prior year primarily due to the impact on revenue of the VN segment’s rate cut.  Corporate expenses in 2012 and 2011 included $0.3 million and $0.5 million, respectively, for transition and acquisition-related costs.  The third quarter of 2012 and 2011 included zero and $0.3 million, respectively, for costs to respond to governmental inquiries and resulting litigation, net of anticipated insurance coverage.

The effective tax rate was approximately 39.5% in the third quarter of 2012, which was substantially consistent with the 39.4% for the third quarter of 2011.

Visiting Nurse Segment

	Three Months Ended September 30,
	2012		2011		Change
(In thousands, except for statistics)	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$65,880	100.0%	$69,897	100.0%	$(4,017)	-5.7%
Cost of service revenues	31,505	47.8%	32,608	46.7%	(1,103)	-3.4%
Gross margin	34,375	52.2%	37,289	53.3%	(2,914)	-7.8%
General and administrative expenses:
Salaries and benefits	18,838	28.6%	20,658	29.6%	(1,820)	-8.8%
Other	6,631	10.1%	6,439	9.2%	192	3.0%
Total general and administrative expenses	25,469	38.7%	27,097	38.8%	(1,628)	-6.0%
Operating income before corporate expenses	$8,906	13.5%	$10,192	14.6%	$(1,286)	-12.6%

Average number of locations	107		100		7	7.0%

All payors:
Patients months	53,215		52,927		288	0.5%
Admissions	15,285		15,047		238	1.6%
Billable visits	432,110		448,377		(16,267)	-3.6%

Medicare Statistics (1):
Revenue (in thousands)	$59,713	90.6%	$64,508	92.3%	$(4,795)	-7.4%
Billable visits	375,412		400,111		(24,699)	-6.2%
Admissions	13,316		13,662		(346)	-2.5%
Recertifications	7,952		8,143		(191)	-2.3%
Episodes completed	20,677		21,176		(499)	-2.4%

Revenue per completed episode	$2,865		$3,008		$(143)	-4.8%
Visits per episode	17.7		18.3		(0.6)	-3.3%

(1)  Episodic data which includes Medicare Advantage plans that pay episodically

VN segment net service revenues decreased $4.0 million or about 5.7% to $65.9 million in 2012 down from $69.9 million in 2011, primarily due to a $2.7 million Medicare rate cut with the remainder due to a decline in both Medicare admissions, which was primarily driven by a shift of certain Medicare Advantage payors from episodic to per visit payment.  This shift, which represented about half of the Company’s Medicare Advantage episodic business, reduced revenue and operating income by $0.8 million and $0.5 million, respectively.  Traditional Medicare admissions increased approximately 1% in 2012 over 2011.

Cost of service revenues declined $1.1 million, as a result of focused efforts to drive operational efficiencies in addition to lower Medicare volumes.  General and administrative salaries and benefits decreased by about $1.8 million, or 8.8%, primarily as a result of a focused effort to reduce labor and other costs relative to patients served.

As a result, VN segment operating income before corporate expenses declined $1.3 million to $8.9 million from $10.2 million in 2011, while operating income before corporate expenses as a percent of revenues decreased to 13.5% in 2012 from 14.6% in 2011.

Personal Care Segment

	Three Months Ended September 30,
	2012		2011		Change
(In thousands, except for statistics)	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$19,248	100.0%	$16,310	100.0%	$2,938	18.0%
Cost of service revenues	13,005	67.6%	10,727	65.8%	2,278	21.2%
Gross margin	6,243	32.4%	5,583	34.2%	660	11.8%
General and administrative expenses:
Salaries and benefits	2,468	12.8%	1,970	12.1%	498	25.3%
Other	953	5.0%	926	5.7%	27	2.9%
Total general and administrative expenses	3,421	17.8%	2,896	17.8%	525	18.1%
Operating income before corporate expenses	$2,822	14.7%	$2,687	16.5%	$135	5.0%

Average number of locations	60		48		12	25.0%

Admissions	1,055		904		151	16.7%
Patient months of care	17,684		14,917		2,767	18.5%
Patient days of care	263,703		215,359		48,344	22.4%
Billable hours	1,053,652		904,213		149,439	16.5%
Revenue per billable hour	$18.27		$18.04		$0.23	1.3%

Our PC segment’s third quarter of 2012 results include a full quarter of operations for our Cambridge Acquisition, which was effective August 5, 2011 and drove increases in net service revenues and gross margin of $2.1 million and $0.4 million, respectively.  The third quarter of 2011 included only 2 months of Cambridge results.

Organic growth increased net service revenues by $0.8 million, while cost of service revenues as a percentage of net service revenues increased to 67.6% in the third quarter of 2012 from 65.8% in 2011 primarily due to changes in business mix related to the Cambridge Acquisition.

Salary and benefits in general and administrative expenses as a percent of net service revenue increased 0.7% to 12.8% in 2012 from 12.1% in 2011 primarily due to the Cambridge Acquisition.  Other general and administrative expenses as a percentage of net service revenue declined to 5.0% in 2012 from 5.7% in 2011 primarily due to lower bad debt expense.

As a result, PC segment operating income before corporate expenses increased to $2.8 million from $2.7 million in 2011, while operating income before corporate expenses as a percent of revenues decreased to 14.7% in 2012 from 16.5% in 2011.

RESULTS OF OPERATIONS

NINE MONTHS

Consolidated

(In thousands)

	Nine Months Ended September 30,
	2012		2011		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues:
Visiting Nurse	$204,198	77.9%	$213,794	85.3%	$(9,596)	-4.5%
Personal Care	57,772	22.1%	36,727	14.7%	21,045	57.3%
	261,970	100.0%	250,521	100.0%	11,449	4.6%
Operating income before corporate expenses:
Visiting Nurse	30,698	15.0%	35,004	16.4%	(4,306)	-12.3%
Personal Care	7,583	13.1%	5,418	14.8%	2,165	40.0%
	38,281	14.6%	40,422	16.1%	(2,141)	-5.3%
Corporate expenses	15,941	6.1%	14,455	5.8%	1,486	10.3%
Operating income	22,340	8.5%	25,967	10.4%	(3,627)	-14.0%
Interest expense, net	(87)	0.0%	(140)	-0.1%	53	-37.9%
Income tax expense	(8,674)	-3.3%	(10,331)	-4.1%	1,657	-16.0%
Net income	$13,579	5.2%	$15,496	6.2%	$(1,917)	-12.4%

EBITDA	$25,379	9.7%	$29,177	11.6%	$(3,798)	-13.0%

Results for 2012 included both the impact of a Medicare reimbursement rate cut for 2012 which reduced consolidated and VN segment revenue and pre-tax operating income by $8.4 million and a full nine months of results from our Cambridge Acquisition, which closed on August 5, 2011.  The Cambridge Acquisition increased 2012 consolidated net service revenue by $19.0 million, primarily in our PC segment.  Volume increases in the PC segment drove the remaining increase in consolidated net service revenue.

Operating income before corporate expenses during 2012 declined $2.1 million from the prior year primarily as a result of the VN segment’s Medicare rate cut, which was partially offset by the Cambridge Acquisition and productivity improvements in our VN segment.  Refer to segment results for further discussion.

Corporate expenses as a percent of revenue increased slightly to 6.1% in 2012 from 5.8% in 2011, primarily due to the impact on revenue of the VN segment’s rate cut.  Corporate expenses in 2012 and 2011 included $0.7 million and $0.4 million, respectively, for incentives.  Corporate expenses in both 2012 and 2011 also included $0.9 million of transition and acquisition-related costs, while including zero and $1.1 million, respectively, for costs to respond to governmental inquiries and resulting litigation, net of anticipated insurance coverage.

The effective tax rate was approximately 39.0% in 2012, down from 39.4% in 2011, primarily due to the one-time benefit resulting from the release of a valuation allowance in conjunction with tax planning strategies completed during the first quarter of 2012.

Visiting Nurse Segment

	Nine Months Ended September 30,
	2012		2011		Change
(In thousands, except for statistics)	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$204,198	100.0%	$213,794	100.0%	$(9,596)	-4.5%
Cost of service revenues	96,133	47.1%	97,977	45.8%	(1,844)	-1.9%
Gross margin	108,065	52.9%	115,817	54.2%	(7,752)	-6.7%
General and administrative expenses:
Salaries and benefits	58,037	28.4%	61,765	28.9%	(3,728)	-6.0%
Other	19,330	9.5%	19,048	8.9%	282	1.5%
Total general and administrative expenses	77,367	37.9%	80,813	37.8%	(3,446)	-4.3%
Operating income before corporate expenses	$30,698	15.0%	$35,004	16.4%	$(4,306)	-12.3%

Average number of locations	109		95		14	14.7%

All payors:
Patients months	163,313		161,017		2,296	1.4%
Admissions	47,381		46,187		1,194	2.6%
Billable visits	1,325,488		1,361,384		(35,896)	-2.6%

Medicare Statistics (1):
Revenue (in thousands)	$185,933	91.1%	$197,567	92.4%	$(11,634)	-5.9%
Billable visits	1,160,603		1,215,570		(54,967)	-4.5%
Admissions	41,715		42,037		(322)	-0.8%
Recertifications	23,875		24,328		(453)	-1.9%
Episodes completed	65,136		65,630		(494)	-0.8%

Revenue per completed episode	$2,841		$3,000		$(159)	-5.3%
Visits per episode	17.5		18.1		(0.6)	-3.3%

(1) Episodic data which includes Medicare Advantage that pay episodically

VN segment net service revenues decreased $9.6 million or about 4.5% to $204.2 million in 2012 down from $213.8 million in 2011, due to an $8.4 million Medicare rate cut, with the remainder due to lower Medicare admissions, which were partially driven by a shift of certain Medicare Advantage payors.  Total admissions grew 2.6%, of which 1.7% was organic.

Cost of service revenues decreased 1.9% as a result of lower Medicare volumes which was partially offset by focused efforts to drive operational efficiencies.  General and administrative salaries and benefits decreased by about $3.7 million primarily as a result of a focused effort to reduce labor costs relative to patients served.  General and administrative other expenses increased slightly in 2012, as the bad debt provision increased $0.9 million on increased accounts receivable which more than offset focused efforts to reduce other costs relative to patients served.

As a result, VN segment operating income before corporate expenses declined $4.3 million to $30.7 million from $35.0 million in 2011, while operating income before corporate expenses as a percent of revenues decreased to 15.0% in 2012 from 16.4% in 2011.

Personal Care Segment

	Nine Months Ended September 30,
	2012		2011		Change
(In thousands, except for statistics)	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$57,772	100.0%	$36,727	100.0%	$21,045	57.3%
Cost of service revenues	39,431	68.3%	23,938	65.2%	15,493	64.7%
Gross margin	18,341	31.7%	12,789	34.8%	5,552	43.4%
General and administrative expenses:
Salaries and benefits	7,444	12.9%	4,823	13.1%	2,621	54.3%
Other	3,314	5.7%	2,548	6.9%	766	30.1%
Total general and administrative expenses	10,758	18.6%	7,371	20.1%	3,387	46.0%
Operating income before corporate expenses	$7,583	13.1%	$5,418	14.8%	$2,165	40.0%

Average number of locations	60		31		29	93.5%

Admissions	3,256		2,243		1,013	45.2%
Patient months of care	52,020		36,711		15,309	41.7%
Patient days of care	748,675		499,270		249,405	50.0%
Billable hours	3,193,973		2,027,307		1,166,666	57.5%
Revenue per billable hour	$18.09		$18.12		$(0.03)	-0.2%

Our PC segment’s 2012 results include a full nine months of operations from our Cambridge Acquisition, which was effective August 5, 2011 and drove increases in net service revenues, gross margin and operating income before corporate expenses of $18.4 million, $5.3 million and $2.1 million, respectively.

Organic growth increased net service revenues by $2.3 million, while cost of service revenues as a percentage of net service revenues increased to 68.3% in 2012 from 65.2% in 2011 due to increased workers compensation provision of $0.8 million in 2012 compared to 2011 as a result of unusually high claims experience during the period, excluding which cost of service revenue as a percent of net service revenue would have been 66.9%.  The remaining increase in cost of service revenues from 2011 was Cambridge Acquisition mix of business related.

Salary and benefits in general and administrative expenses as a percent of net service revenue decreased 0.2% to 12.9% in 2012 from 13.1% in 2011 primarily due to the Cambridge Acquisition.  Other general and administrative expenses as a percent of revenue decreased 1.2% to 5.7% from 6.9%, due to the Cambridge Acquisition and a $0.3 million decline in bad debt provision.

As a result, PC segment operating income before corporate expenses increased to $7.6 million from $5.4 million in 2011,while operating income before corporate expenses as a percent of revenues decreased to 13.1% in 2012 from 14.8% in 2011.

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

The weighted average prime rate-based interest rate was 4.50% for both the three and nine months ended September 30, 2012 and 2011.  The weighted average LIBOR rates were 2.72% and 2.59% for the three months ended September 30, 2012 and 2011, respectively.  We pay a quarterly commitment fee of 0.30% to 0.50% on the average daily unused facility balance based on leverage. Borrowings are subject to various covenants including a multiple of 3.0 times earnings before interest, taxes, depreciation and amortization (EBITDA). EBITDA may include “Acquired EBITDA” from pro-forma acquisitions pursuant to a calculation rider, up to 50% of “Adjusted EBITDA”, as defined. Borrowings under the Facility may be used for general corporate purposes, including acquisitions. As of September 30, 2012, the formula permitted $105 million to be used against which we had irrevocable letters of credit totaling $6.4 million outstanding in connection with our self-insurance programs. As a result a total of $98.6 million was available for borrowing at September 30, 2012. As of September 30, 2012, we were in compliance with the Facility’s various financial covenants. Under the most restrictive of its covenants, we were required to maintain minimum net worth of at least $154.7 million at September 30, 2012.  At such date, our net worth was approximately $219.0 million.

We believe that this facility plus cash on hand will be sufficient to fund our operating needs for at least the next year.  We will continue to evaluate additional capital, including possible debt and equity investments in the Company, to support a more rapid development of the business than would be possible with internal funds.

Cash Flows

Key elements to the Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 were:

Net Change in Cash and Cash Equivalents	2012	2011
Provided by (used in):
Operating activities	$14,215	$19,346
Investing activities	(2,068)	(37,549)
Financing activities	(3,124)	(129)
Net change in cash and cash equivalents	$9,023	$(18,332)

2012

Net cash provided by operating activities resulted primarily from current period net income of $13.6 million plus certain non-cash items, net of changes in accounts receivable, accounts payable and accrued expenses.  The decrease from 2011 is primarily due to a $3.0 million increase in accounts receivable and decreased net income of $1.9 million.  Accounts receivable days revenues outstanding was 52 at September 30, 2012 and 46 at December 31, 2011 due to processing delays in the VN segment.

The cash used in investing activities for 2012 was primarily due to capital expenditures and two small acquisitions, while 2011 includes $35.7 million for acquisitions completed in April and August 2011.

Net cash used in financing activities for the nine months ended September 30, 2012 increased over the prior year period primarily due to cash used for a $1.7 million stock redemption of 72,000 shares related to the previous distribution of shares to non-employee directors pursuant to the termination of the Company’s Non-Employee Directors Deferred Compensation Plan and repayment of a $1.2 million acquisition related seller note.

2011

Net cash provided by operating activities resulted primarily from current period net income of $15.5 million, net of changes in accounts receivable, accounts payable and accrued expenses.  Accounts receivable days revenues outstanding was 46 at September 30, 2011 and 43 at December 31, 2010.

The cash used in investing activities was primarily due to the acquisitions completed in April and August 2011 for total cash of approximately $35.7 million, with the remainder due to capital expenditures.

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

The following table sets forth a reconciliation of Net Income to EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$4,099	$4,842	$13,579	$15,496
Add back:
Interest expense	17	41	87	140
Income tax expense	2,676	3,154	8,674	10,331
Depreciation and amortization	651	695	1,911	2,170
Amortization of stock-based compensation	382	310	1,128	1,040
Earnings before interest, income taxes, depreciation and amortization (EBITDA)	$7,825	$9,042	$25,379	$29,177

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Instruments

The Company does not use derivative instruments.

Market Risk of Financial Instruments

Our primary market risk exposure with regard to financial instruments is to changes in interest rates on long-term obligations.

At September 30, 2012, the Company had no outstanding amounts on its revolving credit facility and, therefore, a hypothetical 100 basis point increase in short-term interest rates would have no impact on annual pre-tax earnings due to higher interest expense.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures — As of September 30, 2012, the Company’s management, with participation of the Company’s Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Control Over Financial Reporting - There were no changes in the Company’s internal control over financial reporting during the third quarter of 2012, that have materially affected, or are reasonably likely to materially affect, Almost Family, Inc.’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are subject to various legal actions arising in the ordinary course of our business, including claims for damages for personal injuries.  In our opinion, after discussion with legal counsel, the ultimate resolution of any of these pending ordinary course claims and legal proceedings will not have a material effect on our financial position or results of operations.

As previously disclosed, we received a notice of investigation and a civil subpoena for documents from the Securities and Exchange Commission in June 2010.  The Company and its officers and directors responded to additional document requests from the SEC Staff in the fall of 2011.  In January 2012, the Staff took testimony of certain officers and directors primarily with respect to their sales of common stock of the Company during May 2010.  On November 2, 2012, the Company and those affected executive officers and members of its Board of Directors were notified by the SEC Staff that it has concluded its investigation and does not intend to recommend enforcement action to the Commission.

As previously disclosed, four derivative complaints were filed in Jefferson Circuit Court, Kentucky, against the members of the Company’s board of directors and chief financial officer. All four lawsuits named the Company as a nominal defendant and were consolidated into a single action.  All of the complaints and the resulting consolidated complaint refer to an April 27, 2010 The Wall Street Journal article and the subsequent governmental investigations.  On February 13, 2012, the independent directors filed a motion to dismiss the complaint.  On October 2, 2012, the Court entered an order granting the motion to dismiss and dismissing the complaint with prejudice.  On November 1, 2012, the plaintiffs filed an appeal of the Court’s ruling with the Kentucky Court of Appeals.

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

101

Financial statements from the quarterly report on Form 10-Q of Almost Family, Inc. for the quarter ended September 30, 2012, filed on November 6, 2012, formatted in XBRL:  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALMOST FAMILY, INC.

Date November 6, 2012	By:	/s/ William B. Yarmuth
William B. Yarmuth
Chairman of the Board and Chief Executive Officer

	By:	/s/ C. Steven Guenthner
C. Steven Guenthner
President and
Principal Financial Officer