Form 10-K
period 2012-12-31
ALMOST FAMILY INC
filed 2013-03-14
CIK 799231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes☐  No ☒

As of June 30, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $184,773,403 based on the last sale price of a share of the common stock as of June 30, 2012 ($22.34), as reported by the NASDAQ Global Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 11, 2013
Common Stock, $0.10 par value per share	9,356,216 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2013 definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders are incorporated by reference in Part III to the extent described therein.

PART I		4

Item 1.	Business	4

Item 1A.	Risk Factors	13

Item 1B.	Unresolved Staff Comments	23

Item 2.	Properties	23

Item 3.	Legal Proceedings	23

Item 4.	Mine Safety Disclosures	23

PART II		24

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	24

Item 6.	Selected Financial Data	26

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	41

Item 8.	Financial Statements and Supplementary Data	42

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	64

Item 9A.	Controls and Procedures	64

Item 9B.	Other Information	64

PART III		65

Item 10.	Directors, Executive Officers and Corporate Governance	65

Items 11, 12, 13 and 14. Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions; and Director Independence; and Principal Accountant Fees and Services		66

PART IV		67

Item 15.	Exhibits and Financial Statement Schedules	67

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

For a detailed discussion of these and other factors that could cause the Company’s actual results to differ materially from the results contemplated by the forward-looking statements, please refer to Item 1A. “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” elsewhere in this report.  The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report.  Except as required by law, the Company does not intend to publicly release any revisions to forward-looking statements to reflect unforeseen or other events after the date of this report.  The Company has provided a detailed discussion of risk factors within this annual report on Form 10-K and various filings with the Securities and Exchange Commission (“SEC”).  The reader is encouraged to review these risk factors and filings.

PART I

ITEM 1.  BUSINESS

Introduction

Almost Family, Inc. TM and subsidiaries (collectively “Almost Family”) is a leading, regionally focused provider of home health services. We have service locations in Florida, Kentucky, Ohio, Connecticut, New Jersey, Massachusetts, Missouri, Alabama, Illinois, Pennsylvania and Indiana (in order of revenue significance).

We were incorporated in Delaware in 1985.  Through a predecessor merged into the Company in 1991, we have been providing health care services, primarily home health care, since 1976.  We reported approximately $349 million of revenues for the year ended December 31, 2012.  Unless otherwise indicated, the financial information included in Part I is for continuing operations.

Website Access to Our Reports

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on our website at www.almostfamily.com as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.  Information contained on Almost Family’s website is not part of this annual report on Form 10-K and is not incorporated by reference in this document.

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

Additional financial information about our segments can be found in Part II, Item 8, “Notes to Consolidated Financial Statements” and related notes included elsewhere in this Form 10-K.

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

Overview of Our Services

Visiting Nurse Services

Our VN segment services consist primarily of the provision of skilled in-home medical services to patients in need of short-term recuperative health care.  Our patients are referred to us by their physicians or upon discharge from a hospital or other type of in-patient facility.  We operate 48 Medicare-certified home health agencies with a total of 105 locations.  In the year ended December 31, 2012, approximately 91% of our visiting nurse segment revenues were derived from the Medicare program.

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

Personal Care Services

Our PC segment services are also provided in patients’ homes.  These services (generally provided by para-professional staff such as home health aides) are generally of a custodial rather than skilled nature.  PC revenues are generated on an hourly basis.  We currently operate 61 Personal Care locations.  In the year ended December 31, 2012, approximately 86% of our personal care segment revenues were derived from the Medicaid program.

Operating Locations

Our operating locations were as follows at December 31:

	2012		2011
	Branches		Branches
Geographic Clusters	Visiting Nurse	Personal Care	Visiting Nurse	Personal Care
Southeast
Florida	44	8	43	7
Alabama	2	—	3	—

Northeast
Connecticut	4	7	4	7
New Jersey	6	—	4	—
Massachusetts	4	—	4	—
Pennsylvania	2	3	3	3

Midwest
Kentucky	19	4	19	4
Ohio	14	39	16	39
Missouri	4	—	4	—
Illinois	3	—	4	—
Indiana	3	—	2	—
Total	105	61	106	60

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

The following table sets forth our revenues from operations derived from each major payor class during the indicated periods (by percentage of net revenues) for the years ended December 31:

Payor Group	2012	2011	2010
Medicare	70.7%	77.1%	80.9%
Medicaid and Other Government Programs	23.3%	18.5%	14.5%
Insurance and private pay	6.0%	4.4%	4.6%

Medicare revenues are earned only in our VN segment, where they account for 91% of segment revenues.  Historical changes in payment sources are primarily a result of changes in the types of customers we attract.

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

2012 Acquisitions

During the third quarter, we completed two small acquisitions using cash on hand to expand existing VN and PC segment operations.

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

Government Regulation

Medicare Program

Payment Methodology

As shown in “Compensation for Services” above, approximately 71% of our 2012 consolidated net service revenues were derived from the Medicare Program.  Medicare reimburses for home health care providers under the Prospective Payment System (“PPS”), which pays a fixed, predetermined rate for services and supplies under an episode of care.  An episode of home health care spans a 60-day period, starting with the first day a billable visit is furnished to a Medicare beneficiary and ending 60 days later.  If a patient is still in treatment on the 60th day a new episode begins on the 61st day, commonly referred to as a recertification episode, regardless of whether a billable visit is rendered on that day and ends 60 days later.  A base episode payment is established by the Medicare Program through federal legislation for all episodes of care ended on or after the applicable time periods detailed below:

Period	Base episode Payment
January 1, 2013 through December 31, 2013	$2,138
January 1, 2012 through December 31, 2012	$2,139
January 1, 2011 through December 31, 2011	$2,192
January 1, 2010 through December 31, 2010	$2,313

Payment rates are subject to adjustment based on certain variables including, but not limited to: (a) a case mix adjustment, which drives the home health resource group (“HHRG”) to which the Medicare patient is assigned based on such factors as the patient’s clinical, functional, and services utilization characteristics; (b) geographic wage adjustment, including rural rate add-ons, if any; (c) a payment adjustment based upon the level of therapy services required (thresholds set at 6, 14 and 20 visits); (d) a low utilization payment adjustment (“LUPA”) if the number of visits was fewer than five; (e) an outlier payment if our patient’s care was unusually costly (capped at 10% of total reimbursement); (f) a partial payment if our patient transferred to another provider or we received a patient from another provider before completing the episode; and (g) the number of episodes of care provided to a patient.

After determining the appropriate PPS payment rate, we record net revenues as services are rendered to patients over the 60-day episode period.  At the end of each month, a portion of our revenue is estimated for episodes that have not yet completed, which are generally referred to as episodes in progress.  As a result, net service revenues recorded for an episode in progress is subject to change if the actual number of visits differs from the number anticipated at the start of care.  Our revenue recognition under the Medicare reimbursement program is discussed in greater detail in Part II, Item 7 “Critical Accounting Policies” and Item 8, “Notes to Consolidated Financial Statements”.

Sequestration

Pursuant to the Budget Control Act (BCA) signed into law on August 2, 2011, all Medicare providers, including the Company, were to become subject to rate reductions of up to 2% on January 2, 2013; on that same date, the President signed The American Taxpayer Relief Act of 2012 into law, which delayed sequestration two months to March 1, 2013.

Rebasing and Other Statutory Rate Reductions

The Patient Protection and Affordable Care Act (the ACA), signed into law in March 2010, has adversely impacted our business and it is reasonable to expect it to have an impact on our business in the future.  Specifically, the ACA provisions:

•                  Outlined annual rate reductions from 2011 through 2017 for Medicare reimbursement rates for home health care services we provide to our patients;

•                  Established statutory reductions to the annual inflationary rate adjustments we would have otherwise received;

•                  Established certain “productivity” adjustments reducing the reimbursement rates we would have otherwise received;

•                  Required CMS to recalculate or “rebase” home health reimbursement to more closely align with the costs of providing care;

•                  Limits any reduction in reimbursement rates resulting from “rebasing” to a maximum of 3.5% per year in each of the four phase-in years; and

•                  Requires the Medicare Payment Advisory Commission (“MedPac”) and the US Department of Health and Human Services (HHS) Secretary to assess and report on the impact of rebasing on access and quality of care.

Home health reimbursement rates have not been “rebased” since the inception of PPS in October 1, 2000.  CMS is expected to publish preliminary provisions for “rebasing” in July of 2013.  Accordingly, we cannot predict with certainty the impact this “rebasing” work may have when it is completed.

Potential Future Developments in Medicare

While there have been many changes enacted over the past several years, the Congress and/or CMS may take future actions which could have an adverse impact on our business, including possible:

•                  Acceleration or compressing of rebasing to a period shorter than the currently legislated 2014-2017 four year phase in period;

•                  Changes in cost sharing between the Program and beneficiaries (i.e. co-pays);

•                  Removal of or changes to codes in the case-mix system or recalibration of the case-mix system including further case-mix creep coding adjustments, all of which could result in changes to rates under the national standardized 60-day episodic payment;

•                  Post-acute care bundling;

•                  Removal or reductions to established statutory reductions to the annual inflationary rate adjustments we would have otherwise received;

•                  “Productivity” payment reductions to reimbursement rates we would have otherwise received;

•                  Changes that put providers “at risk” for patient outcomes, and

•                  Other types of changes of which we may not currently be aware.

We are unable to predict when or whether any of these types of changes may be enacted or what impact, if any, they may have on our business.

Medicaid Reimbursement

As shown in “Compensation for Services” above, approximately 23% of our 2012 consolidated net service revenues were derived from state Medicaid and Other Government Programs, with approximately 13.4%, 6.5% and 2.6% generated from Medicaid reimbursement programs in the states of Ohio, Connecticut and Kentucky, respectively.  Net service revenues under such state programs are derived from services provided under a per visit, per hour or unit basis (as opposed to episodic).  Revenues are calculated and recorded using payor-specific or patient-specific fee schedules based on the contracted rates.

The financial condition of the Medicaid programs in each of the states in which we operate is cyclical and many currently face significant budget issues.  Such states may be expected from time to time to take actions or evaluate taking actions to control the rate of growth of Medicaid expenditures.  Among these actions are the following:

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

Medicaid programs, while partially federally funded, are administered by the individual states under the broad supervision of CMS.  Accordingly, developments typically occur on a state-by-state basis.  For example, the state of Ohio is pursuing various changes, including, a project which would shift dually-eligible beneficiaries (covered by both Medicare and Medicaid) into managed care effective July 1, 2013.  Connecticut however, moving in the opposite direction, has terminated the use of managed care and has begun administering some of its programs directly.  Connecticut’s program is frozen and for the moment, they are not admitting any new clients.  Due to budget shortfalls, the state of Connecticut’s Department of Social Services is charged with implementing a series of rescissions, including a 5% reduction in spending in the Connecticut Homecare Program for Elders.  However, no specific guidance on how or when such rescissions will be effective has been issued.  The other states in which we operate, while currently less material to our overall business, may elect to make similar or different changes in their programs.  Any such changes, if enacted, could adversely impact our operations.

Medicare and Medicaid Reimbursement Summary

The health care industry has experienced, and is expected to continue to experience, extensive and dynamic periods of change.  In addition to economic forces and regulatory influences, continuing political debate is subjecting the health care industry to significant reform.  Health care reforms have been enacted as discussed elsewhere in this document and proposals for additional changes are continuously formulated by departments of the Federal government, Congress, and state legislatures.  Such governmental payors provide for approximately 96% of our consolidated net service revenues, including Medicare Advantage plans run by private insurers which are also dependent on federal funding.

We expect legislators and government officials to continuously review and assess alternative health care delivery systems and payment methodologies.  Changes in the law or new interpretations of existing laws may have a dramatic effect on the definition of permissible or impermissible activities, the relative cost of doing business, and the methods and amounts of payments for medical care by both governmental and other payors.  We expect legislative changes intended to “balance the budget” and slow the annual rate of growth of Medicare and Medicaid to continue.  Such future changes may further impact reimbursement for our services.  There can be no assurance that future legislation or regulatory changes will not have a material adverse effect on our operations.

Governments might take or consider taking further actions because the number of Medicare and Medicaid beneficiaries and their related expenditures are growing at a faster rate than the governments’ revenue.  Medicare and Medicaid are consuming increasing percentages of budgets and may expand further driven by state based exchanges resulting from the ACA and implementing regulations.  Health care financing issues are exacerbated when revenues slow in a down economy.  We believe that these financing issues are cyclical in nature rather than indicative of the long-term prospect for Medicare and Medicaid funding of health care services for the populations we serve.  Additionally, we believe our services offer the lowest cost alternative to institutional care and are a critical part of the solution to our nation’s health care financing problems.

Given the broad and far reaching implications of all the changes in the rapidly evolving environment in which we operate, the incomplete nature of these changes, the pace at which the changes are taking place and the prospects for future changes to be made, we cannot predict the ultimate impact, which may be material and adverse, that health care reform efforts and resulting Medicare and Medicaid reimbursement rates will have on our liquidity, our results of operations, the realizability of the carrying amounts of our intangible assets, including goodwill, or our financial condition.  Further, we are unable to predict what effect, if any, such material adverse effect, if it were to occur, might have on our ability to continue to comply with the financial covenants of our revolving credit facility and our ability to continue to access debt capital through that facility.

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

Medicare and Medicaid Participation

Effective March 25, 2011, CMS implemented new enrollment regulations which were a response to aspects of the ACA designed to enhance enrollment procedures to protect against fraud.  The regulations authorize the establishment of risk categories with risk level dictating the enrollment screening activities, i.e., more rigorous screening as the perceived risk increases.  For Medicare, there are three categories of providers i.e., “limited,” “moderate,” or “high” risk, and CMS has placed newly enrolling home health agencies in the “high risk” category, with existing enrolled home health agencies categorized as “moderate risk.”  In addition to the low risk provider screening procedures, providers in the moderate risk category will be subject to unannounced site visits. For high risk providers, any individual with a 5% or more ownership interest will be subject to fingerprint-based criminal history record checks.  Additionally, the new regulations authorize Medicare and state Medicaid agencies to impose temporary enrollment moratoria for a particular type of provider if determined to be necessary to combat fraud, waste, or abuse.  To the extent that home health agencies are subject to a moratorium, any newly enrolling home health agency, including any change of ownership subject to the 36 month rule, and any expansion to add a branch would be affected by the moratorium.

Other Regulations

A series of laws and regulations dating back to the Omnibus Budget Reconciliation Act of 1987 (“OBRA 1987”) and through the ACA and related subsequent legislation have been enacted and apply to us. Changes in applicable laws and regulations have occurred from time to time since OBRA 1987 including reimbursement reductions and changes to payment rules.  Changes are also expected to occur continuously for the foreseeable future.

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

We purchase stop-loss insurance for the employee health plan that places a specific limit, generally $100,000, on our exposure for any individual covered life.  The ACA also includes regulatory changes related to employer sponsored health insurance benefit plans, the most significant of which are effective for the Company January 1, 2014, absent legislative action to prevent it.  Management is currently working to evaluate the implications of these changes and to develop appropriate courses of action for the Company.  At this time we are unable to predict the impact of such changes on our health insurance benefit programs or the costs of such programs to the Company.

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against us by various claimants.  The claims are in various stages of processing and some may ultimately be brought to trial.  We are aware of incidents that have occurred through December 31, 2012, that may result in the assertion of additional claims.  We currently carry professional and general liability insurance coverage (on a claims made basis) for this exposure with no deductible.

We also carry D&O coverage for potential claims against our directors and officers, including securities actions, with deductibles ranging from $100,000 to $250,000 per claim.

Total premiums, excluding estimated exposure to claims and deductibles, for all our non-health insurance programs were approximately $2,173,000 for the contract year ended March 31, 2012.  On April 1, 2012, we completed our renewal for the contract year ending May 31, 2013 with total estimated premiums of $2,465,000.

We record estimated liabilities for our insurance programs based on information provided by the third-party plan administrators, historical claims experience, the life cycle of claims, expected costs of claims incurred but not paid, and expected costs to settle unpaid claims.  We monitor our estimated insurance-related liabilities and related insurance recoveries on a monthly basis and as required by Accounting Standards Update (“ASU”) 2010-24, Health Care Entities (Topic 954): Presentation of Insurance Claims and Related Insurance Recoveries, have recorded amounts due under insurance policies in other current assets, while recording the estimated carrier liability in other current liabilities in our consolidated balance sheets.  As facts change, it may become necessary to make adjustments that could be material to our results of operations and financial condition.

We believe that our present insurance coverage is adequate.  As part of our on-going risk management, regulatory compliance and cost control efforts, we continually seek alternatives that might provide a different balance of cost and risk, including potentially accepting additional self-insurance risk in lieu of higher premium costs.

Executive Officers of the Registrant

See Part III, Item 10 of this Form 10-K for information about the Company’s executive officers.

Employees and Labor Relations

As of December 31, 2012, we had approximately 8,000 employees.  None of our employees are represented by a labor organization.  We believe our relationship with our employees is satisfactory.

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

The US Congress has been pursuing a comprehensive reform of the US health care system since early 2009.  Refer to Part I, Item 1, “Government Regulation” for further discussion.  Very often, sweeping new legislation is followed by subsequent legislation to address previously unanticipated consequences, or to further define provisions that were too vague to implement based on the language of the original legislation and by legal actions to challenge its constitutionality.  In our view it is reasonable to expect this to occur over the next few years.  As a result of the broad scope of the ACA and related legislation, the significant changes it will effect in the healthcare industry and society generally, and the complexity of the technical issues it addresses, we are unable to predict, at this time, all the ramifications the ACA and the implementing regulations may have on our business as a health care provider or a sponsor of an employee health insurance benefit plan.  The ACA and implementing regulations and programmatic guidelines could have a material adverse impact on our results of operations or financial condition in ways not currently anticipated by us.

Additionally, we may be unable to take actions to mitigate any or all of the negative implications of the ACA and implementing regulations or programmatic guidelines which may result in unfavorable earnings, losses, or impairment charges.

The ACA and related subsequent legislation may be modified through future legislative action or judicial challenge.  We can provide you with no assurance that the ultimate outcome of the ACA, health care reform efforts and/or the federal budget and resulting Medicare reimbursement rates will not have a material adverse effect on our liquidity, our results of operation, the realizability of the carrying amounts of our intangible assets, including goodwill, or our financial condition.  Further, we are unable to predict what effect, if any, such material adverse effect, if it were to occur, might have on our ability to continue to comply with the financial covenants of our revolving credit facility and our ability to continue to access debt capital through that facility.

Current economic conditions including the status of Federal and State budgets and the related implications on capital markets may have a material adverse effect on our future results of operations and financial condition, as well as our ability to access credit and capital.

As widely reported, global capital and credit markets continue their recovery from the 2008 and 2009 recession, which included the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government.  The recession resulted in severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability.  Although economic recovery continues, there can be no assurance that the current economic recovery can be sustained or that there will not be further deterioration in credit and financial markets and confidence in economic conditions.  While the ultimate outcome of these events and/or recovery cannot be predicted, they may have a material adverse effect on the Company.  Economic conditions (and stimulus efforts by the Federal government) have caused significant Federal and state budget deficits.  Efforts to reduce spending at the Federal and/or state levels may result in reductions in reimbursement by Medicare, Medicaid and other third-party payors along with tax increases, which may in turn result in decreased revenue growth and a decrease in our profitability.  Our contractors and suppliers may also be negatively impacted by these conditions and our ability to provide patient care at a lower cost may diminish and reduce our profitability.  Future disruptions in the credit and capital markets may restrict our access to capital.  As a result, our ability to incur additional indebtedness to fund acquisitions and operations may be constrained. If the economic conditions deteriorate or do not continue to improve, our results of operations or financial condition could be materially and adversely affected.

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

As previously disclosed, the ACA requires a rebasing of home health reimbursement rates phased in over four years from 2014 through 2017.  These provisions require CMS to recalculate or “rebase” home health reimbursement to more closely align with the costs of providing care.  Any reduction in reimbursement rates resulting from rebasing cannot exceed 3.5% per year in each of the four phase-in years.  There are certain requirements for MedPac and the HHS Secretary to assess and report on the impact of rebasing on access and quality of care.  Home health reimbursement rates have not been rebased since the inception of the prospective payment system in October 1, 2000.  Additionally, the Congress or CMS may take actions that could change the timing of implementation of rebasing.  Accordingly, we cannot predict with certainty the impact rebasing of home health reimbursement rates may have when it is completed.

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

The Company has been the subject of a number of civil investigations, and qui tam or “whistleblower” suits relating to its Medicare-reimbursed operations.  For further discussion of investigations and lawsuits, please refer to Part I, Item 3, “Legal Proceedings” and Part II, Item 8, “Notes to Consolidated Financial Statements”.  Many of these were similar to investigations and claims relating to other providers of home health services.  We may become, or unknown to us may already be, the subject of investigations, qui tams, or lawsuits that could have a material adverse effect on our financial position, results of operation and liquidity.

Governmental agencies and their agents, such as the Medicare Administrative Contractors, fiscal intermediaries and carriers, as well as the OIG, CMS and state Medicaid programs, conduct audits of our health care operations.  Depending on the nature of the conduct found in such audits and whether the underlying conduct could be considered systemic, the resolution of these audits could have a material adverse effect on our financial position, results of operation and liquidity.

For example, home health providers, including the Company, have received pre-pay Additional Development Requests (“ADRs”) from the Palmetto Government Benefits Administration (“PGBA”) as a result of additional CMS funding allocations to the Medicare Administrative Contractors (“MACs”) to conduct pre-payment reviews.  The ADRs were both general and focused in nature.  The PGBA acts as one of our four fiscal intermediaries, but processes the majority of our claims.  We would expect the issuance of ADRs to continue in the future.  If such ADRs or similar audits result in reimbursement adjustments, we may suffer reduced profitability.

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

The services we offer involve an inherent risk of professional liability and related substantial damage awards.  On any given day, we have thousands of nurses, therapists and other direct care personnel driving to and from patients’ homes where they deliver medical and other care.  Due to the nature of our business, we and the caregivers who provide services on our behalf may be the subject of medical malpractice claims.  These caregivers could be considered our agents, and, as a result, we could be held liable for their medical negligence.  We cannot predict the effect that any claims of this nature, regardless of their ultimate outcome, could have on our business or reputation or on our ability to attract and retain patients and employees.  We maintain malpractice and various other liability insurance or re-insurance policies and are responsible for deductibles and, as applicable, amounts in excess of the limits of our coverage.  Although we contract with highly rated carriers, we cannot guarantee collection of amounts expected to be recovered under various insurance or reinsurance policies.

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

We rely significantly on our ability to attract and retain caregivers who possess the skills, experience, and licenses necessary to meet the requirements of our patients.  We compete for personnel with other providers of health care services.  Our ability to attract and retain caregivers depends on several factors, including our ability to provide these caregivers with attractive assignments and competitive benefits and salaries.  We cannot assure you that we will succeed in any of these areas.  In addition, there are occasional shortages of qualified healthcare personnel in some of the markets in which we operate.  As a result, we may face higher costs of attracting caregivers and providing them with attractive benefit packages than we originally anticipated, and if that occurs, our profitability could decline.  Finally, although this is currently not a significant factor in our existing markets, if we expand our operations into geographic areas where healthcare providers have historically unionized, we cannot assure you that the negotiation of collective bargaining agreements will not have a negative effect on our ability to timely and successfully recruit qualified personnel.  Generally, if we are unable to attract and retain caregivers, the quality of our services may decline, and we could lose patients and referral sources.

Risks Related to Our Business

We depend on government sponsored reimbursement programs with Medicare accounting for the largest portion of our revenues.

For the years ended December 31, 2012, 2011 and 2010, we received 71%, 77% and 81%, respectively, of our revenue from Medicare.  Reductions in Medicare reimbursement have historically and may continue to adversely impact our profitability. Such reductions in payments to us could be caused by:

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

•                  changes to or imposition of regulations impacting our case mix or therapy thresholds; or

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

Approximately 23%, 19% and 15% of our 2012, 2011 and 2010 revenues, respectively, were derived from state Medicaid and other government programs, many of which currently face significant budget issues. Further, the acquisitions completed by us in 2011 increased our dependence on Medicaid reimbursement. Specifically, for the year ended December 31, 2012, approximately 13.4%, 6.5% and 2.6% of our revenues were generated from

Medicaid reimbursement programs in the states of Ohio, Connecticut and Kentucky, respectively. Such amounts for the year ended December 31, 2011, were approximately 8.7%, 6.1% and 2.7%, respectively and 4.1%, 6.0% and 3.1%, respectively for the year ended December 31, 2010.

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

At December 31, 2012, we had cash and cash equivalents of approximately $26.1 million and additional borrowing capacity of approximately $91.4 million.  Based on our current plan of operations, including acquisitions, we cannot assure you that this amount will be sufficient, nor continue to be fully available, to support our current growth strategies.  We cannot readily predict the timing, size, and success of our acquisition efforts and the associated capital commitments.  If we do not have sufficient cash resources, our growth could be limited unless we obtain additional equity or debt financing.

We last issued additional shares of our common stock in the third quarter of 2009, other than in conjunction with employee benefit plans.  At some future point, we may elect to issue additional equity or debt securities in conjunction with raising capital or completing an acquisition.  We cannot assure you that such issuances will not be dilutive to existing shareholders.  Conversely, our board may approve stock repurchase programs in the future, which may use funds previously otherwise available for the pursuit of growth.

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

Our information systems and applications require continual maintenance, upgrading, and enhancement to meet our operational needs.  Our acquisitions require transitions and integration of various information systems.  We regularly upgrade and expand our information systems’ capabilities.  If we experience difficulties with the transition and integration of information systems or are unable to implement, maintain, or expand our systems properly, we could suffer from, among other things, operational disruptions, regulatory problems, working capital disruptions and increases in administrative expenses.

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

Our insurance coverage may not be sufficient for our business needs and/or the cost of such coverage may adversely impact our results of operations.

We bear significant insurance risk under our large-deductible workers’ compensation insurance program and our self-insured employee health program.  We also carry D&O coverage for potential claims against our directors and officers, including securities actions.  For additional information, please refer to Part I, Item 1, “Insurance Programs and Costs” and Part II, Item 8, “Notes to Consolidated Financial Statements”.  Claims made to date or in the future may exceed the limits of such insurance, if any.  Such claims, if successful and in excess of such limits, could have a material adverse effect on our ability to conduct business or on our assets.  Benefits provided by our employer sponsored health insurance plan may require changes as a result of the ACA or other regulatory action.  Such changes may have an adverse impact on our operating results.

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

A substantial number of our agencies are located in Florida or coastal regions in the northeast, increasing our exposure to hurricanes and other natural disasters.  The occurrence of natural disasters in the markets in which we operate could not only affect the day-to-day operations of our agencies but also could disrupt our relationships with patients, employees and referral sources located in the affected areas.  In addition, any episode of care that is not completed due to the impact of a natural disaster will generally result in lower revenue for the episode.  We cannot assure you that hurricanes or other natural disasters will not have a material adverse impact on our business, financial condition or results of operations in the future.

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

•                  changes or proposed changes in health care laws or regulations or enforcement of these laws and regulations, or announcements relating to these matters; or

•                  general industry, economic and stock market conditions.

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

At December 31, 2012, outstanding shares of our common stock totaled 9,329,516.  In 2007, we established the 2007 Stock and Incentive Compensation Plan for the benefit of employees and directors providing for the issuance of up to 500,000 shares of common stock.  As of December 31, 2012, shares of our common stock remained reserved for issuance pursuant to our incentive compensation plans totaled 497,096 and shares of our common stock reserved for issuance pursuant to our employee stock purchase plan totaled 300,000.  The market price of our common stock could decline as a result of sales of substantial amounts of our common stock to the public or the perception that substantial sales could occur.  These sales also may make it more difficult for us to sell common stock in the future to raise capital.

We do not regularly pay dividends on our common stock and you should not expect to receive dividends on shares of our common stock.

Although our board of directors declared a special cash dividend of $2.00 per common share to shareholders of record on December 20, 2012, we do not regularly pay dividends and intend to retain all future earnings to finance the continued growth and development of our business.  In addition, we do not anticipate paying any cash dividends on our common stock in the foreseeable future.  Any future payment of cash dividends will depend upon our financial condition, capital requirements, earnings, and other factors deemed relevant by our board of directors.

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

We have 209 real estate leases ranging from approximately 100 to 33,000 square feet of space in their respective locations.  See Part I, Item 1, “Business - Operating Segments” and Part II, Item 8, “Notes Consolidated Financial Statements”.  We believe that our facilities are adequate to meet our current needs, and that additional or substitute facilities will be available if needed.

ITEM 3.   LEGAL PROCEEDINGS

From time to time, we are subject to various legal actions arising in the ordinary course of our business, including claims for damages for personal injuries.  In our opinion the ultimate resolution of any of these pending ordinary course claims and legal proceedings will not have a material effect on our financial position or results of operations.

As previously disclosed, four derivative complaints were filed in Jefferson Circuit Court, Kentucky, against the members of the Company’s board of directors and chief financial officer.  All four lawsuits named the Company as a nominal defendant and were consolidated into a single action.  All of the complaints and the resulting consolidated complaint refer to an April 27, 2010 The Wall Street Journal article and the subsequent completed governmental investigations.  On February 13, 2012, the independent directors filed a motion to dismiss the complaint, which was later joined by the counsel of our chief executive officer and chief financial officer.  On October 2, 2012, the Court entered an order granting the motion to dismiss and dismissing the complaint with prejudice.  On November 1, 2012 the plaintiffs filed an appeal of the Court’s ruling with the Kentucky Court of Appeals.  We are unable to assess the probable outcome or potential liability, if any, arising from these matters.

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

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select market under the symbol “AFAM”  Set forth below are the high and low sale prices for the common stock for the periods indicated as reported by NASDAQ:

Closing Common Stock Prices Quarter Ended:	High	Low
December 31, 2012	21.78	18.18
September 30, 2012	23.99	21.01
June 30, 2012	26.41	20.57
March 31, 2012	26.01	16.55
December 31, 2011	19.64	12.53
September 30, 2011	27.65	15.76
June 30, 2011	37.53	23.95
March 31, 2011	40.23	33.39

On March 13, 2013, the last reported sale price for the common stock reported by NASDAQ was $20.84 and there were approximately 319 holders of record of our common stock.  A one-time special cash dividend of $2.00 per share of common stock was declared and paid by us during the fourth quarter of 2012.  We paid no other dividends in 2012 or 2011.  We do not intend to pay additional dividends on our common stock and will retain our earnings for future operations and the growth of our business.

	Issuer Purchases of Equity Securities (1)			(d) Maximum Number
Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 -October 1, 2012 - October 31, 2012	—	$—	—	—
Month # 2 - November 1, 2012 - November 30, 2012	—	$—	—	—
Month # 3 - December 1, 2012 - December 31, 2012	1,753	$21.41	—	—
Total	1,753	$21.41	—	—

(1)  Shares were submitted by employees in lieu of tax withholding that would have otherwise been due on vesting of restricted shares approved by the Company’s  Board of Directors

STOCK PERFORMANCE GRAPH

The following stock performance graph does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates the performance graph by reference therein.

The Performance Graph below compares the cumulative total stockholder return on our common stock, $0.10 par value per share, for the five-year period ended December 31, 2012, with the cumulative total return on the Russell 2000 index and an industry peer group over the same period (assuming the investment of $100 in each on December 31, 2007 and the reinvestment of dividends, if any). The peer group we selected is comprised of: Amedisys, Inc. (AMED); Gentiva Health, Inc. (GTIV) and LHC Group, Inc. (LHCG). The cumulative total stockholder return on the following graph is historical and is not necessarily indicative of future stock price performance.

	12/07	12/08	12/09	12/10	12/11	12/12

Almost Family, Inc.	100.00	231.50	203.45	197.74	85.33	114.64
Russell 2000	100.00	66.21	84.20	106.82	102.36	119.09
Peer Group	100.00	113.13	116.92	95.78	31.19	42.23

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected financial information derived from the consolidated financial statements of the Company for the periods and at the dates indicated.  The information should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this and prior year Form 10-Ks.

	Year Ended December 31,
(In thousands except per share data)	2012	2011	2010	2009	2008
Results of operations data:
Net service revenues	$348,524	$339,853	$335,295	$295,982	$209,333
Net income	$17,284	$20,802	$30,713	$24,564	$16,293

Per share:
Basic:
Number of shares	9,285	9,278	9,123	8,372	7,369
Net income	$1.86	$2.24	$3.37	$2.93	$2.21

Diluted:
Number of shares	9,324	9,360	9,352	8,589	7,572
Net income	$1.85	$2.22	$3.28	$2.86	$2.16

Dividend declared	$2.00	$—	$—	$—	$—

	Year Ended December 31,
	2012	2011	2010	2009	2008
Balance sheet data
Working capital	$62,594	$63,394	$72,100	$39,568	$11,082
Total assets	249,259	251,160	220,127	183,389	157,097
Long-term liabilities	17,846	15,707	10,311	9,140	29,902
Total liabilities	44,944	44,863	37,959	34,412	62,314
Stockholders’ equity	204,315	206,297	182,168	148,977	94,783

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

Our View on Reimbursement and Diversification of Risk

Our Company is highly dependent on government reimbursement programs which pay for the majority of the services we provide to our patients.  Reimbursement under these programs, primarily Medicare and Medicaid, is subject to frequent changes as policy makers balance their own needs to meet the health care needs of constituents while also meeting their fiscal objectives.  Medicare and Medicaid are consuming a greater percentage of federal and states’ budgets, respectively, which is exacerbated in times of economic downturn.  We believe that these financial issues are cyclical in nature rather than indicative of the long-term prospect for Medicare and Medicaid funding of health care services.  Additionally, we believe our services offer the lowest cost alternative to institutional care and is a part of the solution to both balancing the federal budget and the states’ Medicaid financing problems.

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

Health Care Reform Legislation and Medicare Regulations

The U.S. Congress has been pursuing a comprehensive reform of the U.S. healthcare system since early 2009.  Numerous changes have been enacted, proposed and continue to be debated, which are discussed in more detail in Part I, Item 1, “Government Regulation” and Part I, Item 1A, “Risk Factors”.  Many of the change provisions do not take effect for an extended period of time and most will require the publication of implementing regulations and/or the issuance of programmatic guidelines.

It is reasonable to expect that the implementation of the ACA and other changes and potential changes described in Part I, Item 1, Government Regulation, might have a more immediate and negative impact on those providers generating lower margins than us, with more leverage relative to earnings than us, with less capital resources than us, or with less ability to adapt their operations.  We believe this may result in a contraction of the number of home health providers.  In the event of such a contraction in the number of providers, we believe the surviving providers may benefit from a higher rate of admissions growth than would have otherwise occurred.  Those surviving providers may earn incremental margins on those higher admissions that may serve to offset a portion of the rate reduction from the Medicare program.  However, there can be no assurance that we will be successful in attracting such higher admissions.

It is also reasonable to expect that future rate cuts will present additional opportunities for us to make acquisitions of other providers at valuations and on terms that are attractive to us and enable us to spread our segment and unallocated corporate overhead expenses across a larger business base.  However, there can be no assurance that we will be successful in making such acquisitions or that such opportunities will present themselves.

As a result of the broad scope of health care reform, the significant changes it will effect in the healthcare industry and society generally, and the complexity of the technical issues it addresses, we are unable to predict, at this time, all the ramifications health care reform may have on our business as a health care provider or a sponsor of an employee health insurance benefit plan.  These matters could have a material adverse impact on our results of operations or financial condition in ways not currently anticipated by us.  This may increase our costs, decrease our revenues, expose us to expanded liability or require us to revise the ways in which we conduct our business.  Refer to the results of operations for the impact of these items on revenue, operating and net income for the years ended December 31, 2012 and 2011.

Management is continuing its work to evaluate the implications of these changes and to develop appropriate courses of action for the Company.  Additionally, we may be unable to take actions to mitigate any or all of the negative implications of these matters.

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

Shareholder Litigation

See Part II, Item 8, Note 9 of the Notes to Consolidated Financial Statements and Part I Item 3 “Legal Proceedings” of this Form 10-K for a discussion of certain litigation.  The Company is unable to predict the outcome of this matter.  However, the Company may incur on-going expenses, net of insurance recoveries, if any, related to defense of such complaints.

Seasonality

Our Visiting Nurse segment operations located in Florida (which generated approximately 42% of that segment’s revenues in 2012) normally experience higher admissions during the first quarter and lower admissions during the third quarter than in the other quarters due to seasonal population fluctuations.

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

Medicare Episodic Revenues

Approximately 71% of our net service revenues are derived from the Medicare program.  Net service revenues are recorded under the Medicare prospective payment program (PPS) based on a 60-day episode payment rate that is subject to adjustment based on certain variables including, but not limited to: (a) changes in the base episode payments established by the Medicare program; (b) adjustments to the base episode payments for case mix and geographic wages; (c) a low utilization payment adjustment (LUPA) if the number of visits was fewer than five; (d) a partial payment if our patient transferred to another provider or we received a patient from another provider before completing the episode; (e) a payment adjustment based upon the level of therapy services required (thresholds set at 6, 14 and 20 visits); (f) an outlier payment if our patient’s care was unusually costly (capped at 10% of total reimbursement); and (g) the number of episodes of care provided to a patient.

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

Revenue Adjustments

Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation.  As a result, we may adjust previously recorded revenue amounts due to issues related to: a) medical coding, particularly with respect to Medicare, b) patient eligibility, particularly with respect to Medicaid, and c) other reasons unrelated to credit risk.  Revenue adjustments, if any, to reflect actual payment amounts for completed episodes or services provided under per visit, per hour or unit basis which differ from our estimates or audit adjustments are recorded when known and estimable.  Historically, revenue adjustments have not been significant and as such, we believe that net service revenues and accounts receivable - net reflect their net realizable value.  Changes in estimates related to prior periods decreased revenues by approximately $75,000, $215,000, and $182,000 in the years ended December 31, 2012, 2011 and 2010, respectively.

Accounts Receivable

Accounts receivable are reported at their estimated net realizable value and are net of estimated allowances for uncollectible accounts and adjustments.  Accounts receivable consist primarily of amounts due from third-party payors and patients.  We evaluate the collectability of our accounts receivable based on certain factors, such as payor types, historical collection trends and aging categories.  We calculate our reserve for uncollectible accounts based on the length of time that the receivables are past due.  The percentage applied to the receivable balances for each payor’s various aging categories is based on historical collection experience, business and economic conditions and reimbursement trends.

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

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against us by various claimants.  The claims are in various stages of processing and some may ultimately be brought to trial.  We are aware of incidents that have occurred through December 31, 2012 that may result in the assertion of additional claims.  We currently carry professional and general liability insurance coverage (on a claims made basis) for this exposure with no deductible.  We also carry D&O coverage (also on a claims made basis) for potential claims against our directors and officers, including securities actions, with deductibles ranging from $100,000 to $250,000 per claim.

We record estimated liabilities for our insurance programs based on information provided by the third-party plan administrators, historical claims experience, the life cycle of claims, expected costs of claims incurred but not paid, and expected costs to settle unpaid claims.  We monitor our estimated insurance-related liabilities and recoveries, if any, on a monthly basis and as required by ASU 2010-24, Health Care Entities (Topic 954): Presentation of Insurance Claims and Related Insurance Recoveries, record amounts due under insurance policies in other current assets, while recording the estimated carrier liability in other current liabilities in the consolidated balance sheets.  As facts change, it may become necessary to make adjustments that could be material to our results of operations and financial condition.

Goodwill and Other Intangible Assets

Intangible assets are stated at fair value at the time of acquisition and goodwill represents the excess cost over the fair value of net assets acquired and liabilities assumed.  Finite lived intangible assets are amortized on a straight-line basis over the estimated useful life of the asset. Goodwill and indefinite-lived assets are not amortized.  We perform impairment tests of goodwill and indefinite lived assets as required by ASC Topic 350, Intangibles - Goodwill and Other on at least an annual basis.  An impairment analysis requires numerous subjective assumptions and estimates to determine fair value of the respective reporting units.  We estimate the fair value of the related reporting units using a combined market approach (guideline company and similar transaction method) and income approach (discounted cash flow analysis).  These models are based on our projections of future revenues and operating costs and are reconciled to our consolidated market capitalization.  The cash flow forecasts are adjusted by an appropriate discount rate based on our weighted average cost of capital as well as the weighted average cost of capital of other market participants of 15.5% and a terminal growth rate of 3.0%.  A 200 basis point change in either assumption (either individually or in the aggregate) would not result in any impairment of our goodwill balances.  As of December 31, 2012, we completed our impairment review and determined that no impairment existed.  Future Medicare and Medicaid reimbursement rates, admissions, volumes, our liquidity and ability to control costs and other factors may have a significant impact on our business and could require the recognition of impairment charges in the future.

Accounting for Income Taxes

We account for taxes in accordance with ASC Topic 740, Income Taxes.  As of December 31, 2012, we have net deferred tax liabilities of approximately $10.2 million.  The net deferred tax liability is composed of approximately $6.6 million of current deferred tax assets and approximately $16.8 million of long-term deferred tax liabilities.  We have provided a valuation allowance against certain deferred tax assets based upon our estimates of realizability of those assets through future taxable income.  This valuation allowance was based in large part on our history of generating operating income or losses in individual tax locales and expectations for the future.  Our ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, competitive pressures on revenues and margins and legislation and regulation at all levels of government.  Further, we have book goodwill of $57.5 million which is not deductible for tax purposes.  The remaining deductible goodwill provides an annual tax deduction approximating $5.0 million through 2020.  We have considered the above factors in reaching our conclusion that it is more likely than not that future taxable income will be sufficient to fully utilize the deferred tax assets (net of the valuation allowance) as of December 31, 2012.

Stock-based Compensation

We account for stock-based compensation in accordance with the fair value recognition provisions as outlined in ASC Topic 718, Compensation — Stock Compensation.  To estimate the fair value of options, we use the Monte Carlo option valuation model which requires the input of several subjective assumptions.  These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (expected term), the estimated volatility of our common stock price over the expected term, projected suboptimal exercise behavior, and the number of options that will ultimately not complete their vesting requirements (forfeitures), among others, while the fair value of restricted stock is equal to the closing stock price on the date of grant.  After fair value is determined, expense recognition for all stock based compensation is based on estimates of future forfeitures.  Changes in any of our assumptions could materially affect stock-based compensation expense recognized in the consolidated statements of operations.

RESULTS OF OPERATIONS

Year Ended December 31, 2012 Compared with Year Ended December 31, 2011

(In thousands)

	2012		2011		Change
Consolidated	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues:
Visiting Nurse	$271,477	77.9%	$283,596	83.4%	$(12,119)	-4.3%
Personal Care	77,047	22.1%	56,257	16.6%	20,790	37.0%
	348,524	100.0%	339,853	100.0%	8,671	2.6%
Operating income before corporate expenses:
Visiting Nurse	39,424	14.5%	45,744	16.1%	(6,320)	-13.8%
Personal Care	10,029	13.0%	8,682	15.4%	1,347	15.5%
	49,453	14.2%	54,426	16.0%	(4,973)	-9.1%
Corporate expenses	20,909	6.0%	19,865	5.8%	1,044	5.3%
Operating income	28,544	8.2%	34,561	10.2%	(6,017)	-17.4%
Interest expense, net	(104)	0.0%	(180)	-0.1%	76	-42.2%
Income tax expense	(11,156)	-3.2%	(13,579)	-4.0%	2,423	-17.8%
Net income	$17,284	5.0%	$20,802	6.1%	$(3,518)	-16.9%

EBITDA (1)	$32,595	9.4%	$38,799	11.4%	$(6,204)	-16.0%

(1)  See page 40 for discussion of EBITDA.

Results for 2012 included both the impact of a Medicare reimbursement rate cut for 2012 which reduced consolidated and VN segment revenue and pre-tax operating income by $12.3 million and a full year of results from our Cambridge acquisition, which we completed on August 5, 2011.  The Cambridge acquisition increased 2012 consolidated net service revenue by $17.4 million, primarily in our PC segment.  Volume increases in the PC segment drove the remaining increase in consolidated net service revenue.

Operating income before corporate expenses during 2012 declined $6.0 million from the prior year primarily as a result of the VN segment’s Medicare rate cut, which was partially offset by the Cambridge acquisition and productivity improvements in our VN segment.  Refer to segment results for further discussion.

Corporate expenses as a percent of revenue increased slightly to 6.0% in 2012 from 5.8% in 2011, primarily due to additional investments in education and clinical programs in addition to a full year of overhead related to the Cambridge transaction combined with the impact of the rate cuts on revenue.  Corporate expenses in 2012 and 2011 included $1.0 million and $1.2 million, respectively, of transition and acquisition-related costs, while including zero and $1.3 million, respectively, for costs to respond to governmental inquiries and resulting litigation, net of anticipated insurance coverage.

The effective tax rate was approximately 39.2% in 2012, down slightly from 39.5% in 2011, primarily due to a benefit resulting from the release of a valuation allowance in conjunction with tax planning strategies completed during the first quarter of 2012.

Visiting Nurse Segment-Years Ended December 31, 2012 and 2011

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

	2012		2011		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$271,477	100.0%	$283,596	100.0%	$(12,119)	-4.3%
Cost of service revenues	128,241	47.2%	130,193	45.9%	(1,952)	-1.5%
Gross margin	143,236	52.8%	153,403	54.1%	(10,167)	-6.6%
General and administrative expenses:
Salaries and benefits	77,784	28.7%	81,938	28.9%	(4,154)	-5.1%
Other	26,028	9.6%	25,721	9.1%	307	1.2%
Total general and administrative expenses	103,812	38.2%	107,659	38.0%	(3,847)	-3.6%
Operating income before corporate expenses	$39,424	14.5%	$45,744	16.1%	$(6,320)	-13.8%

Average number of locations	108		98		10	10.2%

All payors:
Patients Months	217,563		215,342		2,221	1.0%
Admissions	63,164		61,775		1,389	2.2%
Billable Visits	1,890,103		1,935,967		(45,864)	-2.4%

Medicare Statistics:(1)
Revenue (in thousands)	$246,329	90.7%	$261,960	92.4%	$(15,631)	-6.0%
Billable visits	1,544,958		1,616,288		(71,330)	-4.4%
Admissions	55,369		56,007		(638)	-1.1%
Recertifications	31,862		32,549		(687)	-2.1%
Episodes Completed	86,686		87,533		(847)	-1.0%

Revenue per completed episode	$2,850		$3,002		$(152)	-5.1%
Visits per episode	17.5		18.1		(0.6)	-3.3%

(1)     Episodic data which includes Medicare Advantage plans that pay episodically

VN segment net service revenues decreased $12.1 million or about 4.3% to $271.5 million in 2012 down from $283.6 million in 2011, due to an $12.3 million Medicare rate cut.  Total admissions grew 2.2%, of which 1.7% was organic.  Medicare admissions declined primarily due to a shift of certain Medicare Advantage plans to per visit from episodic reimbursement, which also led to the termination of certain payor contracts.

Cost of service revenues decreased 1.5% as a result of lower Medicare volumes and by focused efforts to drive operational efficiencies.  General and administrative salaries and benefits decreased by about $4.2 million primarily as a result of a focused effort to reduce labor costs relative to patients served.  General and administrative other expenses increased slightly in 2012, as the bad debt provision increased $0.9 million on increased accounts receivable which more than offset focused efforts to reduce other costs relative to patients served.

As a result, VN segment operating income before corporate expenses declined $6.3 million to $39.4 million from $45.7 million in 2011, while operating income before corporate expenses as a percent of revenues decreased to 14.5% in 2012 from 16.1% in 2011.

Personal Care Segment-Years Ended December 31, 2012 and 2011

Approximately 86% of the PC segment revenues were generated from Medicaid and other government programs while the balance is generated from insurance programs and private pay patients.  (In thousands, except statistical information)

	2012		2011		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$77,047	100.0%	$56,257	100.0%	$20,790	37.0%
Cost of service revenues	52,575	68.2%	36,849	65.5%	15,726	42.7%
Gross margin	24,472	31.8%	19,408	34.5%	5,064	26.1%
General and administrative expenses:
Salaries and benefits	9,890	12.8%	7,015	12.5%	2,875	41.0%
Other	4,553	5.9%	3,711	6.6%	842	22.7%
Total general and administrative expenses	14,443	18.7%	10,726	19.1%	3,717	34.7%
Operating income before corporate expenses	$10,029	13.0%	$8,682	15.4%	$1,347	15.5%

Average number of locations	60		30		30	100.0%

Admissions	4,319		3,262		1,057	32.4%
Patient months of care	69,304		53,802		15,502	28.8%
Patient days of care	1,017,530		755,002		262,528	34.8%
Billable hours	4,202,386		3,120,715		1,081,671	34.7%
Revenue per billable hour	$18.33		$18.03		$0.30	1.7%

Our PC segment’s 2012 results include a full year of operations from our Cambridge acquisition, whereas the prior year operations include approximately 5 months from the Cambridge acquisition, as the acquisition was effective August 5, 2011.  Directly as a result of the Cambridge acquisition, current year operations include incremental increases in net service revenues, gross margin and operating income before corporate expenses of $17.0 million, $4.7 million and $1.3 million, respectively.

Organic growth increased net service revenues by $3.8 million, while cost of service revenues as a percentage of net service revenues increased to 68.2% in 2012 from 65.5% in 2011 primarily due to mix of business changes related to the Cambridge acquisition in addition to an increase in worker’s compensation claims expense due to a few large claims.

Salary and benefits in general and administrative expenses as a percent of net service revenue increased 0.3% to 12.8% in 2012 from 12.5% in 2011 primarily due to the Cambridge acquisition.  Other general and administrative expenses as a percent of revenue decreased 0.7% to 5.9% from 6.6%, due to the Cambridge acquisition and a $0.4 million decline in bad debt provision.

As a result, PC segment operating income before corporate expenses increased $1.3 million to $10.0 million in 2012, from $8.7 million in 2011, while operating income before corporate expenses as a percent of revenues decreased to 13.0% in 2012 from 15.4% in 2011.

Year Ended December 31, 2011 Compared with Year Ended December 31, 2010

(in thousands)

	2011		2010		Change
Consolidated	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues:
Visiting Nurse	$283,596	83.4%	$294,915	88.0%	$(11,319)	-3.8%
Personal Care	56,257	16.6%	40,380	12.0%	15,877	39.3%
	339,853	100.0%	335,295	100.0%	4,558	1.4%
Operating income before corporate expenses:
Visiting Nurse	45,744	16.1%	66,193	22.4%	(20,449)	-30.9%
Personal Care	8,682	15.4%	5,523	13.7%	3,159	57.2%
	54,426	16.0%	71,716	21.4%	(17,290)	-24.1%
Corporate expenses	19,865	5.8%	20,059	6.0%	(194)	-1.0%
Operating income	34,561	10.2%	51,657	15.4%	(17,096)	-33.1%
Interest expense, net	(180)	-0.1%	(266)	-0.1%	86	-32.3%
Income tax expense	(13,579)	-4.0%	(20,678)	-6.2%	7,099	-34.3%
Net income	$20,802	6.1%	$30,713	9.2%	$(9,911)	-32.3%

EBITDA (1)	$38,799	11.4%	$56,075	16.7%	$(17,276)	-30.8%

(1)    See page 40 for discussion of EBITDA.

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

	2011		2010		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$283,596	100.0%	$294,915	100.0%	$(11,319)	-3.8%
Cost of service revenues	130,193	45.9%	126,122	42.8%	4,071	3.2%
Gross margin	153,403	54.1%	168,793	57.2%	(15,390)	-9.1%
General and administrative expenses:
Salaries and benefits	81,938	28.9%	76,328	25.9%	5,610	7.3%
Other	25,721	9.1%	26,272	8.9%	(551)	-2.1%
Total general and administrative expenses	107,659	38.0%	102,600	34.8%	5,059	4.9%
Operating income before corporate expenses	$45,744	16.1%	$66,193	22.4%	$(20,449)	-30.9%

Average number of locations	98		86		12	14.0%

All payors:
Patients Months	215,342		205,681		9,661	4.7%
Admissions	61,775		58,291		3,484	6.0%
Billable Visits	1,935,967		1,886,287		49,680	2.6%

Medicare Statistics:
Revenue (in thousands)	$261,960	92.4%	$271,248	92.0%	$(9,288)	-3.4%
Billable visits	1,616,288		1,581,360		34,928	2.2%
Admissions	56,007		52,757		3,250	6.2%
Recertifications	32,549		34,285		(1,736)	-5.1%
Episodes Completed	87,533		86,414		1,119	1.3%

Revenue per completed episode	$3,002		$3,140		$(138)	-4.4%
Visits per episode	18.1		18.2		(0.1)	-0.5%

VN segment net service revenues declined to $283.6 million in 2011, a 3.8% decrease from $294.9 million in 2010 as a result of the 2011 and 2012 Medicare rate cuts totaling $15.7 million, partially offset by higher volumes.  Episodic volumes increased due to a 6.2% increase in Medicare admissions (4.7% of which was organically generated), partially offset by a 5.1% decrease in recertifications (subsequent episodes on previously admitted patients).  Also, during 2011, the Company recorded a $1.3 million revenue allowance for episodes started after April 1, 2011 related to the new face-to-face and therapy reassessment regulations.

Cost of service revenues grew 3.2% exceeding the 2.6% rate of growth in visits primarily due to disruption in labor costs in Florida beginning in the second quarter of 2011 resulting from management changes in the midst of complying with new regulatory requirements.

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

	2011		2010		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$56,257	100.0%	$40,380	100.0%	$15,877	39.3%
Cost of service revenues	36,849	65.5%	26,420	65.4%	10,429	39.5%
Gross margin	19,408	34.5%	13,960	34.6%	5,448	39.0%
General and administrative expenses:
Salaries and benefits	7,015	12.5%	5,224	12.9%	1,791	34.3%
Other	3,711	6.6%	3,213	8.0%	498	15.5%
Total general and administrative expenses	10,726	19.1%	8,437	20.9%	2,289	27.1%
Operating income before corporate expenses	$8,682	15.4%	$5,523	13.7%	$3,159	57.2%

Average number of locations	30		22		8	36.4%

Admissions	3,262		2,863		399	13.9%
Patient months of care	53,802		44,823		8,979	20.0%
Patient days of care	755,002		578,879		176,123	30.4%
Billable hours	3,120,715		2,263,702		857,013	37.9%
Revenue per billable hour	$18.03		$17.84		$0.19	1.1%

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

Total general and administrative expenses as a percentage of revenues reduced to 19.1% from 20.9% due to our ability to leverage our existing infrastructure over a larger revenue base.

As a result, PC segment operating income before corporate expenses increased to $8.7 million from $5.5 million in 2010, while operating income before corporate expenses as a percent of revenues increased to 15.4% in 2011 from 13.7% in 2010.

Liquidity and Capital Resources

We believe that a certain amount of debt has an appropriate place in our overall capital structure, when reimbursement visibility permits, and it is not our strategy to eliminate all debt financing.  We believe that our cash flow from operations, cash on hand, and borrowing capacity on our bank credit facility, described below, will be sufficient to cover operating needs, future capital expenditure requirements and scheduled debt payments of miscellaneous small borrowing arrangements.  In addition, it is likely that we will pursue growth from acquisitions, partnerships and other ventures that would be funded from excess cash from operations, cash on hand, credit available under the bank credit agreement and other financing arrangements that are normally available in the marketplace.  Further, our board may pursue a stock repurchase program or may decide to pay special dividends in the future.

Revolving Credit Facility

At December 31, 2012, the Company had a $125 million senior secured revolving credit facility with JP Morgan Chase Bank, NA, as Administrative Agent, Bank of America, as Syndication Agent and certain other lenders (the Facility).  The Facility consists of a $125 million credit line with a maturity date of December 2, 2015 and an “accordion” feature providing for potential future expansion of the facility to $175 million.  Borrowings (other than letters of credit) under the credit facility are at either the bank’s prime rate plus a margin (ranging from 1.25% to 2.25%, currently 1.25%) or LIBOR plus a margin (ranging from 2.25% to 3.25%, currently 2.25%).  The margin for prime rate or LIBOR borrowings is determined by the Company’s leverage.  Borrowings under the Facility are secured by a first priority perfected security interest in all tangible and intangible assets of the Company, and all existing and future direct and indirect subsidiaries of the Company, as guarantors.

The weighted average prime rate-based interest rates were 4.50% and 4.50% for the years ended December 31, 2012 and 2011, respectively.  The weighted average LIBOR rate was 2.68% and 2.59% for 2012 and 2011, respectively.  The Company pays a quarterly commitment fee of 0.30% to 0.50% on the average daily unused facility balance based on leverage.  Borrowings are subject to various covenants including a multiple of 3.0 times earnings before interest, taxes, depreciation and amortization (“EBITDA”). “EBITDA” may include “Acquired EBITDA” from pro-forma acquisitions pursuant to a calculation rider, up to 50% of “Adjusted EBITDA”, as defined. Borrowings under the Facility may be used for general corporate purposes, including acquisitions.  As of December 31, 2012, the formula permitted $97.8 million to be used, of which no amounts were outstanding.  We had irrevocable letters of credit totaling $6.4 million outstanding in connection with our self-insurance programs, which resulted in a total of $91.4 million being available for use at December 31, 2012.  As of December 31, 2012, we were in compliance with the Facility’s various financial covenants.  Under the most restrictive of its covenants, we were required to maintain minimum net worth of at least $156.5 million at December 31, 2012.  At such date, our net worth was approximately $204.3 million.

We believe that this Facility will be sufficient to fund our operating needs for at least the next year.  We will continue to evaluate additional capital, including possible debt and equity investments in the Company, to support a more rapid development of the business than would be possible with internal funds.

Cash Flows

Key elements to the Consolidated Statements of Cash Flows were as follows for the years ended December 31 (in thousands):

Net Change in Cash and Cash Equivalents	2012	2011	2010
Provided by (used in):
Operating activities	$17,033	$25,935	$34,769
Investing activities	(3,025)	(40,954)	(5,407)
Financing activities	(21,581)	769	(808)
Net (decrease) increase in cash and cash equivalents	$(7,573)	$(14,250)	$28,554

2012 Compared to 2011

Net cash provided by operating activities resulted primarily from current period net income of $17.3 million plus certain non-cash items, net of changes in accounts receivable, accounts payable and accrued expenses.  The decrease from 2011 is primarily due to a $4.8 million increase in accounts receivable - net and decreased net income of $3.5 million.  Accounts receivable days revenues outstanding increased to 53 at December 31, 2012 from 46 at December 31, 2011 due primarily to processing delays and, to a lesser degree, the conversion of certain patients to payors with longer collection cycles in the VN segment.

The cash used in investing activities for 2012 was primarily due to capital expenditures and two small acquisitions, while 2011 includes $35.7 million for acquisitions completed in April and August 2011.

Net cash used in financing activities for 2012 increased over the prior year period primarily due to the payment of $18.6 million for a special dividend of $2.00 per common share declared in 2012 and $1.7 million for the redemption of 72,000 shares related to the previous distribution of shares to non-employee directors pursuant to the termination of the Company’s Non-Employee Directors Deferred Compensation Plan.

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

2012 Acquisitions

During 2012, we completed two small acquisitions using cash on hand to expand existing VN and PC segment operations.

2011 Acquisitions

During 2011, we acquired 9 VN and 38 PC branch locations in Ohio and Pennsylvania.  We funded these acquisitions with cash on hand of $37.1 million and issuance of a $1 million promissory note at 6% interest.

2010 Acquisition

During 2010, we acquired one VN branch which expanded our operations in Ohio. The acquisition was funded with cash on hand and a promissory note.

Contractual Obligations

The following table provides information about the payment dates of our contractual obligations at December 31, 2012, excluding current liabilities except for the current portion of long-term debt and additional consideration on acquisitions (in thousands):

	2013	2014	2015	2016	2017	Total
Revolving credit facility	$—	$—	$—	$—	$—	$—
Notes payable	625	500	—	—	—	1,125
Operating leases	5,144	2,905	1,790	545	193	10,577
Total	$5,769	$3,405	$1,790	$545	$193	$11,702

Commitments and Contingencies

Letters of Credit

We have outstanding letters of credit totaling $6.4 million at December 31, 2012, which benefit our third-party insurer/administrators for our self-insurance programs.  The amount of such insurance program letters of credit is subject to negotiation annually upon renewal and may vary in the future based upon such negotiation, our historical claims experience and expected future claims.  It is reasonable to expect that the amount of the letter of credit will increase in the future, however, we are unable to predict to what degree.

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

The following table sets forth a reconciliation of net income to EBITDA as of December 31 (in thousands):

	2012	2011	2010
Net income	$17,284	$20,802	$30,713
Add back:
Interest expense, net	104	180	266
Income tax expense	11,156	13,579	20,678
Depreciation and amortization	2,578	2,816	2,913
Amortization of stock-based compensation	1,473	1,422	1,505
Earnings before interest, income taxes, depreciation and amortization (EBITDA)	$32,595	$38,799	$56,075

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Derivative Instruments

We do not use derivative instruments.

Market Risk of Financial Instruments

Our primary market risk exposure with regard to financial instruments is to changes in interest rates.

At December 31, 2012, the Company had no outstanding amounts on its revolving credit facility and, therefore, a hypothetical 100 basis point increase in short-term interest rates would not have impacted our annual pre-tax earnings.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Net service revenues	$348,524	$339,853	$335,295
Cost of service revenues (excluding depreciation and amortization)	180,824	167,066	152,545
Gross margin	167,700	172,787	182,750
General and administrative expenses:
Salaries and benefits	98,441	97,526	91,309
Other	40,715	40,700	39,784
Total general and administrative expenses	139,156	138,226	131,093
Operating income	28,544	34,561	51,657
Interest expense, net	(104)	(180)	(266)
Income before income taxes	28,440	34,381	51,391
Income tax expense	(11,156)	(13,579)	(20,678)
Net income	$17,284	$20,802	$30,713

Per share amounts-basic:
Average shares outstanding	9,285	9,278	9,123

Net income	$1.86	$2.24	$3.37

Per share amounts-diluted:
Average shares outstanding	9,324	9,360	9,352

Net income	$1.85	$2.22	$3.28

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	As of December 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,120	$33,693
Accounts receivable - net	49,971	45,166
Prepaid expenses and other current assets	7,021	6,221
Deferred tax assets	6,580	7,470
TOTAL CURRENT ASSETS	89,692	92,550
PROPERTY AND EQUIPMENT - NET	5,401	5,229
GOODWILL	133,418	132,653
OTHER INTANGIBLE ASSETS	19,967	19,709
OTHER ASSETS	781	1,019
TOTAL ASSETS	$249,259	$251,160

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,599	$6,489
Accrued other liabilities	21,874	21,467
Current portion - notes payable	625	1,200
TOTAL CURRENT LIABILITIES	27,098	29,156

LONG-TERM LIABILITIES:
Notes payable	500	1,125
Deferred tax liabilities	16,785	13,630
Other liabilities	561	952
TOTAL LONG-TERM LIABILITIES	17,846	15,707
TOTAL LIABILITIES	44,944	44,863

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.05; authorized 2,000 shares; none issued or outstanding	—	—
Common stock, par value $0.10; authorized 25,000; 9,421 and 9,381 issued and outstanding	942	938
Treasury stock, at cost, 91 and 13 shares	(2,320)	(431)
Additional paid-in capital	101,945	100,678
Retained earnings	103,748	105,112
TOTAL STOCKHOLDERS’ EQUITY	204,315	206,297
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$249,259	$251,160

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

					Additional		Total
	Common Stock		Treasury Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance, December 31, 2009	9,151	$915	—	$—	$94,465	$53,597	$148,977
Options exercised, net of shares surrendered or withheld	80	8	(4)	(139)	(129)	—	(260)
Share awards and related compensation	12	1	—	—	1,504	—	1,505
Tax benefit from exercise of non-qualified stock options	—	—	—	—	1,233	—	1,233
Net income	—	—	—	—	—	30,713	30,713
Balance, December 31, 2010	9,243	$924	(4)	$(139)	$97,073	$84,310	$182,168
Options exercised, net of shares surrendered or withheld	125	13	(9)	(292)	632	—	353
Share awards and related compensation	13	1	—	—	1,422	—	1,423
Tax benefit from exercise of non-qualified stock options	—	—	—	—	1,551	—	1,551
Net income	—	—	—	—		20,802	20,802
Balance, December 31, 2011	9,381	$938	(13)	$(431)	$100,678	$105,112	$206,297
Stock award maturities, net of shares surrendered or withheld	11	1	—	—	69	—	70
Share awards and related compensation	29	3	(78)	(1,889)	1,471	—	(415)
Special dividend	—	—	—	—	—	(18,648)	(18,648)
Tax loss from stock-based compensation	—	—	—	—	(273)	—	(273)
Net income	—	—	—	—	—	17,284	17,284
Balance, December 31, 2012	9,421	$942	(91)	(2,320)	$101,945	$103,748	$204,315

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$17,284	$20,802	$30,713

Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	2,578	2,816	2,913
Provision for uncollectible accounts	2,825	2,355	3,691
Stock-based compensation	1,473	1,422	1,505
Deferred income taxes	3,753	4,371	2,770
	27,913	31,766	41,592
Change in certain net assets and liabilities, net of the effects of acquisitions:
(Increase) decrease in:
Accounts receivable	(8,228)	(1,641)	(8,255)
Prepaid expenses and other current assets	(1,137)	633	(434)
Other assets	236	252	(682)
(Decrease) increase in:
Accounts payable and accrued expenses	(1,751)	(5,075)	2,548
Net cash provided by operating activities	17,033	25,935	34,769

Cash flows from investing activities:
Capital expenditures	(2,487)	(2,890)	(2,607)
Acquisitions, net of cash acquired	(538)	(38,064)	(2,800)
Net cash used in investing activities	(3,025)	(40,954)	(5,407)

Cash flows from financing activities:
Proceeds from stock option exercises	70	288	380
Purchase of common stock in connection with share awards	(1,889)	(440)	(640)
Tax benefit from stock-based compensation	—	1,614	1,233
Payment of special dividend	(18,562)	—	—
Principal payments on notes payable	(1,200)	(693)	(1,781)
Net cash used in financing activities	(21,581)	769	(808)

Net (decrease) increase in cash and cash equivalents	(7,573)	(14,250)	28,554
Cash and cash equivalents at beginning of period	33,693	47,943	19,389
Cash and cash equivalents at end of period	$26,120	$33,693	$47,943

Supplemental disclosures of cash flow information:
Cash payment of interest, net of amounts capitalized	$104	$180	$266
Cash payment of taxes	$8,352	$8,778	$17,954

Summary of non-cash investing and financing activities:
Settlement of Directors Deferred Compensation Plan	$—	$501	$—
Acquisitions funded by notes payable	$—	$1,000	$125
Dividends declared, not paid	$86	$—	$—

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

Uninsured deposits at December 31, 2012 and 2011 were approximately $24,515 and $32,436, respectively.  These amounts have been deposited with national financial institutions.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives (generally two to ten years for medical and office equipment and three years for internally developed software).  Leasehold improvements are depreciated over the terms of the respective leases (generally three to ten years).

Goodwill and Other Intangible Assets

Goodwill and indefinite lived intangible assets acquired are stated at fair value at the date of acquisition.  Subsequent to acquisition, the Company conducts annual reviews for impairment, or more frequently if circumstances indicate impairment may have occurred, under Accounting Standards Codification (ASC) Topic 350, Intangibles — Goodwill and Other.  The Company has completed its most recent annual impairment tests as of December 31, 2012 and determined that no impairment existed.

Other intangible assets consist of licenses, certificates of need, noncompete agreements, and trade names.   Licenses, certificates of need and trade names have indefinite lives and are not amortized.  Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, such as the cost of non-compete agreements for which their estimated useful life is usually 3 years, beginning after the earn-out period, if any.

The following table summarizes the activity related to our goodwill and other intangible assets for 2012 and 2011:

		Other Intangible Assets
	Goodwill	Certificates of Need and Licenses	Trade Names	Non-compete Agreements	Total
Balances at 12-31-10	$101,060	$6,841	$7,381	$63	$14,285
Additions	31,593	2,250	3,040	230	5,520
Amortization	—	—	—	(96)	(96)
Balances at 12-31-11	$132,653	$9,091	$10,421	$197	$19,709
Additions	208	300	—	30	330
Adjustments	557	—	—	—	—
Amortization	—	—	—	(72)	(72)
Balances at 12-31-12	$133,418	$9,391	$10,421	$155	$19,967

At December 31, 2012, the Visiting Nurse (VN) segment includes $102,497, $8,781, $7,701 and $8, while the Personal Care (PC) segment includes $30,921, $610, $2,720 and $147 of total goodwill, certificates of need and licenses, trade names and non-compete agreements, respectively.  At December 31, 2011, the Visiting Nurse (VN) segment includes $102,207, $8,481, $7,701 and $34, while the Personal Care (PC) segment includes $30,447, $610, $2,720 and $163 of total goodwill, certificates of need and licenses, trade names and non-compete agreements, respectively.  Current period adjustments relate to finalization of purchase price for the Company’s August 2011 acquisition of Cambridge Home Health Care Holdings, Inc. (Cambridge Acquisition), while additions pertain to two acquisitions completed during the third quarter of 2012.

Capitalization Policies

Maintenance, repairs and minor replacements are charged to expense as incurred.  Major renovations and replacements are capitalized to appropriate property and equipment accounts.  Upon sale or retirement of property, the cost and related accumulated depreciation are eliminated from the accounts and the related gain or loss is recognized in income.

The Company capitalizes the cost of internally developed computer software for the Company’s own use.  Software development costs of approximately $968, $535 and $513 were capitalized in the years ended December 31, 2012, 2011 and 2010, respectively.

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

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against the Company by various claimants.  The claims are in various stages of processing and some may ultimately be brought to trial.  The Company is aware of incidents that have occurred through December 31, 2012 that may result in the assertion of additional claims.  The Company currently carries professional and general liability insurance coverage (on a claims made basis) for this exposure with no deductible.  The Company also carries D&O coverage (also on a claims made basis) for potential claims against our directors and officers, including securities actions, with deductibles ranging from $100 to $250 per claim.

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

Seasonality

Our VN segment operations located in Florida (which generated approximately 42% of that segment’s revenues in 2011) normally experience higher admissions during the first quarter and lower admissions during the third quarter than in the other quarters due to seasonal population fluctuations.

Net Service Revenues

The Company is paid for its services primarily by federal and state third-party reimbursement programs, commercial insurance companies, and patients. Revenues are recorded at established rates in the period during which the services are rendered.  Appropriate allowances to give recognition to third party payment arrangements are recorded when the services are rendered.

Approximately 71% of the Company’s net service revenues are derived from the Medicare program.  Net service revenues are recorded under the Medicare prospective payment program (PPS) based on a 60-day episode payment rate that is subject to adjustment based on certain variables including, but not limited to: (a) changes in the base episode payments established by the Medicare program; (b) adjustments to the base episode payments for case mix and geographic wages; (c) a low utilization payment adjustment (LUPA) if the number of visits was fewer than five; (d) a partial payment if our patient transferred to another provider or we received a patient from another provider before completing the episode; (e) a payment adjustment based upon the level of therapy services required (thresholds set at 6, 14 and 20 visits); (f) an outlier payment if our patient’s care was unusually costly (capped at 10% of total reimbursement); and (g) the number of episodes of care provided to a patient.

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

Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation.  It is common for issues to arise related to: 1) medical coding, particularly with respect to Medicare, 2) patient eligibility, particularly related to Medicaid, and 3) other reasons unrelated to credit risk, all of which may result in adjustments to recorded revenue amounts.  The Company continuously evaluates the potential for revenue adjustments and when appropriate provides allowances for losses based upon the best available information.  There is at least a reasonable possibility that recorded estimates could change by material amounts in the near term.  Changes in estimates related to prior periods decreased revenues by approximately $75, $215, and $182 in the years ended December 31, 2012, 2011 and 2010, respectively.

Revenue and Receivable Concentrations

The following table sets forth the percent of the Company’s revenues generated from Medicare, state Medicaid programs and other payors for the year ended December 31:

	2012	2011	2010
Medicare	70.7%	77.1%	80.9%
Medicaid & other government programs:
Ohio	13.4%	8.7%	4.1%
Connecticut	6.5%	6.1%	6.0%
Kentucky	2.6%	2.7%	3.1%
Florida	0.5%	0.6%	0.7%
Others	0.3%	0.4%	0.6%
Subtotal	23.3%	18.5%	14.5%
All other payors	6.0%	4.4%	4.6%
Total	100.0%	100.0%	100.0%

Concentrations in the Company’s accounts receivable were as follows as of December 31:

	2012		2011
	Amount	Percent	Amount	Percent
Medicare	$34,882	59.1%	$32,150	58.8%
Medicaid & other government programs:
Ohio	6,092	10.3%	7,828	14.3%
Connecticut	6,081	10.3%	4,730	8.7%
Kentucky	2,931	5.0%	3,387	6.2%
Others	1,014	1.8%	1,115	2.0%
Subtotal	16,118	27.4%	17,060	31.2%
All other payors	7,978	13.5%	5,432	10.0%
Subtotal	58,978	100.0%	54,642	100.0%
Third party payable	(3,771)		(2,812)
Allowances	(5,236)		(6,664)
Total	$49,971		$45,166

At December 31, 2012 and 2011, the Company had $3,771 and $2,812 of payables outstanding primarily related to filed or estimated cost reports with the Kentucky Medicaid program.

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

Payor Mix Concentrations and Related Aging of Accounts Receivable

The approximate breakdown by payor classification as a percent of total accounts receivable, net of contractual allowances, if any, at December 31, 2012 and 2011 is set forth in the following tables:

	2012
Payor	0-90	91-180	181-365	>1 yr.	Total
Medicare	39%	14%	5%	2%	60%
Medicaid & Government	20%	3%	2%	2%	27%
Self Pay	2%	1%	0%	1%	4%
Insurance	4%	2%	2%	1%	9%
Total	65%	20%	9%	6%	100%

	2011
Payor	0-90	91-180	181-365	>1 yr.	Total
Medicare	41%	12%	4%	1%	58%
Medicaid & Government	20%	4%	3%	5%	32%
Self Pay	2%	0%	0%	1%	3%
Insurance	4%	1%	1%	1%	7%
Total	67%	17%	8%	8%	100%

Allowance for Uncollectible Accounts by Payor Mix and Related Aging

The Company records an estimated allowance for uncollectible accounts by applying estimated bad debt percentages to its accounts receivable aging.  The percentages to be applied by payor type are based on the Company’s historical collection and loss experience.  The Company’s effective allowances for uncollectible accounts as a percent of accounts receivable were as follows at December 31, 2012 and 2011:

	2012
Payor	0-90	91-180	181-365	>1 yr.	>2 yrs.
Medicare	0%	1%	9%	100%	100%
Medicaid & Government	1%	11%	31%	71%	100%
Self Pay	1%	4%	34%	77%	100%
Insurance	6%	17%	44%	79%	100%
Total	1%	4%	23%	82%	100%

	2011
Payor	0-90	91-180	181-365	>1 yr.	>2 yrs.
Medicare	3%	9%	29%	100%	100%
Medicaid & Government	1%	7%	20%	89%	100%
Self Pay	1%	5%	18%	86%	100%
Insurance	2%	9%	27%	95%	100%
Total	3%	9%	25%	91%	100%

The Company’s allowance for uncollectible accounts at December 31, 2012 and 2011 was approximately $5,236 and $6,664, respectively.

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

	2012	2011	2010
Basic weighted average outstanding shares	9,285	9,278	9,123
Dilutive effect of outstanding compensation awards	39	82	229
Diluted weighted average outstanding shares	9,324	9,360	9,352

The assumed conversions to common stock of 218, 125, and 26 of the Company’s outstanding stock options were excluded from the diluted EPS computation in 2012, 2011, and 2010, respectively, because these items, on an individual basis, have an anti-dilutive effect on diluted EPS.

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

Financial Statement Reclassifications

Certain prior period amounts and data have been reclassified in the financial statements and related notes in order to conform to the 2012 presentation.  Such reclassifications had no effect on previously reported net income.

Stock-Based Compensation

Stock options and restricted stock are granted under various stock compensation programs to employees and independent directors.  The Company accounts for such grants in accordance with ASC Topic 718, Compensation — Stock Compensation and amortizes the fair value of awards, after estimated forfeiture, on a straight-line basis over the requisite service periods.

Accounting for Leases

The Company accounts for operating leases using the straight-line rents method, which amortizes contracted total rents due evenly over the lease term.

Advertising Costs

The Company expenses the costs of advertising as incurred.  Advertising expense was $316, $370 and $425 for the years ended December 31, 2012, 2011, and 2010, respectively.

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

NOTE 2 - ACCRUED LIABILITIES

Accrued liabilities consist of the following as of December 31:

	2012	2011
Wages and employee benefits	$10,450	$9,028
Insurance accruals	9,700	9,711
Accrued taxes	381	380
Accrued professional fees and other	1,343	2,348
	$21,874	$21,467

NOTE 3 - PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consist of the following as of December 31:

	2012	2011
Leasehold improvements	$781	$796
Medical equipment	641	537
Computer equipment	8,060	7,968
Internally developed software	2,689	3,130
Office and other equipment	3,330	3,088
	15,501	15,519
Less accumulated depreciation	(10,100)	(10,290)
	$5,401	$5,229

Depreciation and amortization expense is recorded in general and administrative expenses - other and was $2,315, $2,522 and $2,396 for the years ended December 31, 2012, 2011 and 2010, respectively.

NOTE 4 - REVOLVING CREDIT FACILITY

At December 31, 2012, the Company had a $125 million senior secured revolving credit facility with JP Morgan Chase Bank, NA, as Administrative Agent, Bank of America, as Syndication Agent and certain other lenders.  The facility consists of a $125 million credit line with a maturity date of December 2, 2015 and an “accordion” feature providing for potential future expansion of the facility to $175 million.  Borrowings (other than letters of credit) under the credit facility are at either the bank’s prime rate plus a margin (ranging from 1.25% to 2.25%, currently 1.25%) or LIBOR plus a margin (ranging from 2.25% to 3.25%, currently 2.25%).  The margin for prime rate or LIBOR borrowings is determined by the Company’s leverage.  Borrowings under the Facility are secured by a first priority perfected security interest in all tangible and intangible assets of the Company, and all existing and future direct and indirect subsidiaries of the Company, as guarantors.

The weighted average prime rate-based interest rates were 4.50% and 4.50% for the year ended December 31, 2012 and 2011, respectively.  The weighted average LIBOR rate was 2.68% and 2.59% for 2012 and 2011, respectively.  The Company pays a commitment fee quarterly of 0.30% to 0.50% on the average daily unused facility balance based on leverage. Borrowings are subject to various covenants including a multiple of 3.0 times earnings before interest, taxes, depreciation and amortization (“EBITDA”). “EBITDA” may include “Acquired EBITDA” from proforma acquisitions pursuant to a calculation rider, up to 50% of “Adjusted EBITDA”, as defined. Borrowings under the facility may be used for general corporate purposes, including acquisitions. As of December 31, 2012, the formula permitted $97.8 million to be used, of which no amounts were outstanding. The Company has irrevocable letters of credit totaling $6.4 million outstanding in connection with its self-insurance programs. Thus, a total of $91.4 million was available for use at December 31, 2012. The Facility is subject to various financial covenants. As of December 31, 2012, the Company was in compliance with the covenants. Under the most restrictive of its covenants, the Company was required to maintain minimum net worth of at least $156.5 million at December 31, 2012.  At such date, the Company’s net worth was approximately $204.3 million.

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

As of December 31, 2012, the Company does not have any assets or liabilities carried at fair value that are measured on a recurring basis.

NOTE 6 - INCOME TAXES

The provision for income taxes consists of the following as of December 31:

	2012	2011	2010
Federal - current	$6,206	$7,833	$14,970
State and local - current	1,197	1,375	2,938
Deferred	3,753	4,371	2,770
	$11,156	$13,579	$20,678

A reconciliation of the statutory to the effective rate of the Company is as follows as of December 31:

	2012	2011	2010
Tax provision using statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of Federal benefit	4.1%	3.9%	4.3%
Valuation allowance	-0.6%	0.0%	0.3%
Other, net	0.7%	0.6%	0.6%
Tax provision for continuing operations	39.2%	39.5%	40.2%

The Company has provided a valuation allowance against certain net deferred tax assets based upon management’s estimation of realizability of those assets through future taxable income.  This valuation allowance was based in large part on the Company’s history of generating operating income or losses in individual tax locales and expectations for the future.  The Company’s ability to generate the expected amounts of taxable income from future operations to realize its recorded net deferred tax assets is dependent upon general economic conditions, competitive pressures on revenues and margins and legislation and regulation at all levels of government.  There can be no assurances that the Company will meet its expectations of future taxable income.  However, management has considered the above factors in reaching its conclusion that it is more likely than not that future taxable income will be sufficient to realize the deferred tax assets (net of valuation allowance) as of December 31, 2012.

During 2012, the valuation allowance decreased by $169, of which $159 was a decrease due to a change in expected realizability of deferred tax assets for states operating loss carry-forwards.  The change was primarily generated by a structural reorganization enabling additional expected utilization of state net operating loss carry-forwards upon which a valuation allowance had been previously placed on the related deferred tax assets.

The principal tax carry-forwards and temporary differences were as follows as of December 31:

	2012	2011
Deferred tax assets
Non-deductible reserves and allowances	$4,331	$5,376
Insurance accruals	2,212	2,415
Net operating loss carryforwards	1,251	1,254
	7,794	9,045
Valuation allowance	(960)	(1,129)
Deferred tax assets	6,834	7,916

Deferred tax liabilities
Intangibles	(15,525)	(12,904)
Accelerated depreciation	(1,514)	(1,172)
Deferred tax liabilities	(17,039)	(14,076)
Net deferred tax liabilities	$(10,205)	$(6,160)

Deferred tax (liabilities) assets are reflected in the accompanying balance sheet as:
Current assets	6,580	7,470
Long-term liabilities	(16,785)	(13,630)
Net deferred tax liabilities	$(10,205)	$(6,160)

The Company had book goodwill of $57.5 million and $56.9 million at December 31, 2012 and 2011, respectively, which was not deductible for tax purposes.

State operating loss carry-forwards totaling $22.2 million at December 31, 2012 are being carried forward in jurisdictions where we are permitted to use tax losses from prior periods to reduce future taxable income.  If not used to offset future taxable income, these losses will expire between 2013 and 2032.  Due to uncertainty regarding our ability to use some of the carry-forwards, a valuation allowance has been established on $16.1 million of state net operating loss carry-forwards.  Based on our historical record of producing taxable income and expectations for the future, we have concluded that future operating income will be sufficient to give rise to taxable income sufficient to utilize the remaining state net operating loss carry-forwards.

The Company concluded that there are no significant uncertain tax positions requiring recognition in its financial statements.  The evaluation was performed for the tax years ended December 31, 2006, through 2012.  For federal tax purposes, the Company is currently subject to examinations for tax years after 2008, while for state purposes, tax years after 2006 are subject to examination, depending on the specific state rules and regulations.  The Internal Revenue Service completed an examination of the December 31, 2009 tax year.

The Company may from time to time be assessed interest and penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to its financial results.  Assessments for interest and/or penalties are classified in the financial statements as general and administrative - other.

NOTE 7 - STOCKHOLDERS’ EQUITY

Employee Stock Option Plans

The Company has a 2000 Employee Stock Option Plan which initially provided for options to purchase up to 1,000 shares of the Company’s common stock to key employees, officers and directors.  The Board of Directors determines the amount and terms of the options, which cannot exceed ten years.  At December 31, 2012, options for 123 shares were outstanding under this plan.  There are no shares available for future grant.

The 2007 Stock and Incentive Compensation Plan provides for stock awards up to 500 shares of the Company’s common stock to employees, non-employee directors or independent contractors, with a maximum number of full value restricted share awards up to 200.  Historically, the Company has issued restricted share and/or option awards to employees and non-employee directors.  The Board of Directors determines the amount and terms of the options, which cannot exceed ten years.  Restricted share awards cliff vest on the third anniversary, while option share awards vest annually in 25% increments over four years.  As of December 31, 2012, options for 219 shares had been granted and were outstanding under this plan, while 129 restricted shares had been awarded.  Shares available for future grant amounted to 99 shares at December 31, 2012.

Changes in award shares outstanding are summarized as follows:

	Restricted shares		Options
	Shares	Wtd. Avg. Grant Price	Shares	Wtd. Avg. Ex. Price
December 31, 2009	80	$30.62	430	$18.87
Granted	23	42.49	2	31.91
Vested or Exercised	—	—	(95)	5.44
Forfeited	(11)	29.23	(23)	(27.59)
December 31, 2010	92	$33.74	314	$22.39
Granted	20	36.69	32	36.69
Vested or Exercised	(35)	26.81	(38)	10.86
Forfeited	(6)	34.76	(16)	(28.05)
December 31, 2011	71	$37.85	292	$25.15
Granted	29	24.16	63	24.16
Vested or Exercised	(44)	37.61	(11)	6.49
Forfeited	(6)	28.55	(3)	(20.19)
December 31, 2012	50	$31.35	341	$25.62

The following table summarizes information about stock options at December 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Shares	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Exercise Price
$4.00-20.01	8	1.87	$4.28	8	1.87	$4.28
$20.01-30.00	226	5.77	$21.37	162	4.39	$20.29
Over $30.00	107	6.80	$36.11	70	6.45	$35.96
	341	6.01	$25.62	240	4.91	$24.33

The following table details exercisable options and related information for the year ended December 31:

	2012	2011	2010
Exercisable at end of year	240	219	199
Weighted average price	$24.33	$22.21	$19.59

Weighted average fair value of options granted during the year	$10.92	$18.31	$11.08

The following table details unvested options for the year ended December 31, 2012:

	Shares	Wtd. Avg. Ex. Price
December 31, 2011	73	$34.02
Vested	35	31.63
Granted	63	24.16
Forfeited	(0)	(22.18)
December 31, 2012	101	$28.69

The fair value of each option award is estimated on the date of grant using the Monte Carlo option valuation model with suboptimal exercise behavior. The Monte Carlo model places greater emphasis on market evidence and predicts more realistic results because it considers open form information including volatility, employee exercise behaviors and turnover.  The following assumptions were used in determining the fair value of option awards for 2012:

Grant date	Equivalent interest rate	Equivalent volatility	Implied expected lives
February, 2012	1.92%	40.00%	7.98

As of December 31, 2012, there was $1,895 of total unrecognized compensation cost, after estimated forfeitures, related to unvested share-based compensation granted under the plans.  That cost is expected to be recognized over a weighted-average period of 2.10 years.  The total fair value of option shares vested was $3,124 and $2,581 during the years ended December 31, 2012 and 2011, respectively.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (2009 ESPP) which will provide employees of the Company and its subsidiaries with an opportunity to participate in the growth of the Company and to further align the interest of the employees with the interests of the Company through the purchase of shares of the Company’s Common Stock.  Under the 2009 ESPP, 300 shares of the Company’s Common Stock have been authorized for issuance.  As of December 31, 2012, all 300 shares remain available.

Directors Deferred Compensation Plan

The Company had a Non-Employee Directors Deferred Compensation Plan (the Deferred Plan) which allowed Directors to elect to receive fees for Board services in the form of shares of the Company’s common stock.  Directors’ fees were expensed as incurred whether paid in cash or deferred into the Deferred Plan.  The Deferred Plan was terminated as of February 22, 2010 with all shares distributed on February 23, 2011.  During 2012, the Company redeemed 72 shares of stock for $1.7 million related to this distribution.

NOTE 8 - RETIREMENT PLAN

The Company administers a 401(k) defined contribution retirement plan for the benefit of the majority of its employees.  Employees may participate in the plan immediately upon employment.  The Company matches contributions in an amount equal to one-quarter of the first 5% of each participant’s contribution to the plan after completion of one year of service with the Company.  401(k) assets are held by an independent trustee, are not assets of the Company, and accordingly are not reflected in the Company’s balance sheets.  The Company’s retirement plan expense was approximately $509, $472 and $537 for the years ended December 31, 2012, 2011, and 2010, respectively.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain real estate, office space, and equipment under non-cancelable operating leases expiring at various dates through 2014 and which contain various renewal and escalation clauses.  Rent expense amounted to approximately $8,656, $7,700 and $6,943 for years ended December 31, 2012, 2011 and 2010, respectively. At December 31, 2012, minimum rental payments under these leases were as follows:

2013	$5,144
2014	2,905
2015	1,790
2016	545
2017	193
Total	$10,577

Notes Payable

The Company has three acquisition-related, unsecured notes payable totaling $1.1 million bearing interest at 6% per annum.  At December 31, 2012, future principal payments on the notes payable were $500, $125, and $500 in April 2013, November 2103, and April 2014, respectively.

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

As previously disclosed, four derivative complaints were filed in Jefferson Circuit Court, Kentucky, against the members of the Company’s board of directors and chief financial officer. All four lawsuits named the Company as a nominal defendant and were consolidated into a single action.  All of the complaints and the resulting consolidated complaint refer to an April 27, 2010 The Wall Street Journal article and the subsequent governmental investigations.  On February 13, 2012, the independent directors filed a motion to dismiss the complaint, which was later joined by the counsel of the Company’s chief executive officer and chief financial officer.  On October 2, 2012, the Court entered an order granting the motion to dismiss and dismissing the complaint with prejudice.  On November 1, 2012 the plaintiffs filed an appeal of the Court’s ruling with the Kentucky Court of Appeals.

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

NOTE 10 - SEGMENT DATA

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

The Company’s VN segment provides skilled medical services in patients’ homes largely to enable recipients to reduce or avoid periods of hospitalization and/or nursing home care.  VN Medicare revenues are generated on a per episode basis rather than a fee per visit or day of care.  Approximately 91% of the VN segment revenues are generated from the Medicare program, while the balance is generated from Medicaid and private insurance programs.

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

	Year Ended December 31,
	2012	2011	2010
Net service revenues
Visiting Nurse	$271,477	$283,596	$294,915
Personal Care	77,047	56,257	40,380
	$348,524	$339,853	$335,295

Operating income
Visiting Nurse	$39,424	$45,744	$66,193
Personal Care	10,029	8,682	5,523
Unallocated	(20,909)	(19,865)	(20,059)
	$28,544	$34,561	$51,657

Identifiable assets
Visiting Nurse	$158,823	$153,266	$147,299
Personal Care	47,860	42,302	12,111
Unallocated	42,576	55,592	60,717
	$249,259	$251,160	$220,127

Identifiable liabilities
Visiting Nurse	$9,940	$12,272	$10,458
Personal Care	4,670	3,019	2,834
Unallocated	30,334	29,572	24,667
	$44,944	$44,863	$37,959

Capital expenditures
Visiting Nurse	$740	$790	$1,815
Personal Care	648	756	69
Unallocated	1,099	1,344	723
	$2,487	$2,890	$2,607

Depreciation and amortization
Visiting Nurse	$1,030	$1,330	$1,379
Personal Care	156	80	44
Unallocated	1,392	1,406	1,490
	$2,578	$2,816	$2,913

NOTE 11 - ACQUISITIONS

The Company completed each of the following acquisitions in pursuit of its strategy for operational expansion in the eastern United States through an expanded service base and enhanced position in certain geographic areas.  The purchase price of each acquisition was determined based on the Company’s analysis of comparable acquisitions, expected cash flows and arm’s length negotiation with the sellers.  Each acquisition was included in the Company’s consolidated financial statements from the respective acquisition date.

Goodwill recognized from the acquisitions primarily relates to expected contributions of each entity to the overall corporate strategy in addition to synergies and acquired workforce, which are not separable from goodwill.  All goodwill and other intangible assets generated in the transactions below are expected to be deductible for tax purposes on a straight-line basis over 15 years, unless otherwise noted.

During 2012, the Company completed two small acquisitions to expand existing VN and PC segment operations.

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

On November 2, 2010, the Company acquired for cash and a small note payable the assets of a small Medicare-certified home health agency in Ohio.

NOTE 12 - QUARTERLY FINANCIAL DATA— (UNAUDITED)

Summarized quarterly financial data are as follows for the years ended December 31:

	2012				2011
	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31
Net service revenues	$86,554	$85,128	$86,892	$89,950	$89,331	$86,207	$81,718	$82,596
Gross margin	41,303	40,610	41,596	44,191	44,205	42,864	42,106	43,612
Net income	$3,704	$4,099	$4,549	$4,932	$5,305	$4,842	$4,950	$5,705

Average shares outstanding
Basic	9,280	9,256	9,255	9,268	9,296	9,296	9,284	9,205
Diluted	9,313	9,315	9,315	9,334	9,328	9,346	9,376	9,329

Net income per share
Basic	$0.40	$0.44	$0.49	$0.53	$0.57	$0.52	$0.53	$0.62
Diluted	$0.40	$0.44	$0.49	$0.53	$0.57	$0.52	$0.53	$0.61

NOTE 13 - SUBSEQUENT EVENTS

Management has evaluated all events and transactions that occurred after December 31, 2012.  During this period, the Company had no material subsequent events requiring recognition in the consolidated financial statements or any non-recognized subsequent events requiring disclosure.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Almost Family, Inc.

We have audited the accompanying consolidated balance sheets of Almost Family, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Almost Family, Inc. and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Almost Family, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young, LLP

Louisville, Kentucky
March 13, 2013

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Principal Financial Officer (PFO), we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on that evaluation, our management concluded our internal control over financial reporting was effective based on the criteria described above as of December 31, 2012.

Ernst & Young LLP, an independent registered public accounting firm, has audited and reported on the consolidated financial statements of Almost Family, Inc. and on the effectiveness of our internal control over financial reporting. The reports of Ernst & Young LLP are contained in this Annual Report.

/s/ William B. Yarmuth	/s/ C. Steven Guenthner
William B. Yarmuth	C. Steven Guenthner
Chairman and Chief Executive Officer	President & Principal Financial Officer

Date: March 14, 2013	March 14, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Almost Family, Inc.

We have audited Almost Family, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Almost Family, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Almost Family, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Almost Family, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 of Almost Family, Inc. and subsidiaries and our report dated  March 13, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young, LLP
Louisville, Kentucky
March 13, 2013

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures — As of December 31, 2012, the Company’s management, with participation of the Company’s Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e).  Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012.

Internal Control — Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report that provides management’s assessment of our internal control over financial reporting as part of this Annual Report on Form 10-K for the year ended December 31, 2012.  Management’s report is included in Item 8 of this report under the caption entitled “Management’s Report on Internal Control Over Financial Reporting,” and is incorporated herein by reference.  Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting.  This attestation report is included in item 8 of this report under the caption entitled “Report of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting - There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2012, that have materially affected, or are reasonably likely to materially affect, Almost Family, Inc.’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is set forth in the Registrant’s definitive proxy statement to be filed with the Commission no later than 120 days after December 31, 2012, except for the information regarding executive officers of the Company.  The information required by this Item contained in such definitive proxy statement is incorporated herein by reference.

The following table sets forth certain information with respect to the Company’s executive officers.

Name	Age	Position with the Company
William B. Yarmuth (1)	60	Chairman of the Board and Chief Executive Officer
C. Steven Guenthner (2)	52	President and Principal Financial Officer
P. Todd Lyles (3)	51	Senior Vice President — Administration
Anne T. Liechty (4)	60	Senior Vice President — VN Operations
Dr. Rajneesh Kaushal (5)	52	Senior Vice President and Chief Clinical Officer
Jeffrey T. Reibel (6)	41	Vice President and Chief Accounting Officer

Executive officers of the Company are elected by the Board of Directors and serve at the pleasure of the Board of Directors with the exception of William B. Yarmuth who has an employment agreement with the Company.  There are no family relationships between any director or executive officer.

(1)                                 William B. Yarmuth has been a director of the Company since 1991, when the Company acquired National Health Industries (“National”), where Mr. Yarmuth was Chairman, President and Chief Executive Officer.  After the acquisition, Mr. Yarmuth became the President and Chief Operating Officer of the Company.  Mr. Yarmuth has served as Chairman and CEO since 1992.  He was Chairman of the Board, President and Chief Executive Officer of National from 1981 to 1991.

(2)                                 C. Steven Guenthner has been President and Principal Financial Officer since June of 2012.  Prior to which, Mr. Guenthner served as Senior Vice President and Chief Financial Officer of the Company for twenty years.  From 1983 through 1992, Mr. Guenthner was employed as a C.P.A. with Arthur Andersen LLP.

(3)                                 P. Todd Lyles joined the Company as Senior Vice President Planning and Development in 1997 and now serves as Senior Vice President — Administration.  Prior to joining the Company Mr. Lyles was Vice President Development for the Kentucky Division of Columbia/HCA, a position he had held since 1993.  Mr. Lyles experience also includes 8 years with Humana Inc. in various financial and hospital management positions.

(4)                                 Anne T. Liechty became Senior Vice President — VN Operations in 2001.  Ms. Liechty has been employed by the Company since 1986 in various capacities including Vice President of Operations for the Company’s VN segment and its Product segment.

(5)                                 Dr. Rajneesh Kaushal joined the company as Senior Vice President in October 2011 and now also serves as Chief Clinical Officer. Prior to joining the company, Dr. Kaushal had served as Executive Vice President and Chief Clinical Officer for AccentCare, a national home health care company, which merged with Guardian Home Care Holdings (Guardian) in December of 2010.  Dr. Kaushal joined Guardian in 2006 and his experience also includes hospital and post-acute care geriatrics.

(6)                                Jeffrey T. Reibel, a C.P.A., joined the Company in September of 2010 as Vice President of Finance and became Vice President and Chief Accounting Officer in 2012.  Prior to joining the Company, Mr. Reibel served as Chief Executive Officer of a private compliance software company he founded in 2006.  Mr. Reibel’s experience also includes three years as Controller and Principal Accounting Officer for a publicly traded company in addition to twelve years with Ernst & Young LLP, specializing in audits of public companies and various clients in the healthcare industry, including home health.

Code of Ethics

The Company has adopted a Code of Ethics for Senior Financial Officers that applies to its chief executive officer, principal financial officer, chief accounting officer and any person performing similar functions.  The Company has made the Code of Ethics available on its website at www.almostfamily.com and will post any waivers to the Code of Ethics on the website.

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

Equity Compensation Plans

As of December 31, 2012, shares of common stock authorized for issuance under our equity compensation plans are summarized in the following table.  See note 7 to the consolidated financial statements for a description of the plans.  The table below is furnished pursuant to item 12.

Plan Category	Shares to be Issued Upon Exercise	Weighted Average Option Exercise Price	Shares Available for Future Grants

Plans approved by shareholders	341,326	$25.62	98,996
Plans not approved by shareholders	—	—	—
Total	341,326	$25.62	98,996

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

			Page Number

(a)	The following items are filed as part of this report:

	1.	Index to Consolidated Financial Statements

		Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010	42
		Consolidated Balance Sheets as of December 31, 2012 and 2011	43
		Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010	44
		Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010	45
		Notes to Consolidated Financial Statements	46
		Report of Independent Registered Public Accounting Firm	61

	2.	Index to Financial Statement Schedule

		Schedule II — Valuation and Qualifying Accounts	71

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

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K dated June 4, 2012)

4.1	Other Debt Instruments — copies of other debt instruments for which the total debt is less than 10% of assets will be furnished to the Commission upon request.

10.1+	Employment Agreement, dated January 1, 1996, between the Company and William B. Yarmuth (incorporated by reference to the Registrant’s report on Form 10-K for the year ended March 31, 1996).

10.2+	2007 Stock and Incentive Compensation Plan (incorporated by reference to Appendix A of the Definitive Proxy Statement on Schedule 14A as filed on June 25, 2007).

10.3+	2000 Stock Option Plan (incorporated by reference to the Registrant’s Registration Statement on Form S-8 Reg. No. 333-88744).

10.4+	Amended and Restated Non-Employee Directors Deferred Compensation Plan (incorporated by reference to the Exhibit 10.13 to Registrant’s Report on Form 10-K for the year ended December 31, 2009).

10.5+

Forms of Stock Option Agreements and Restricted Stock Award Agreement pursuant to 2007 Stock and Incentive Plan (incorporated by reference to the Registrant’s report on Form 10-K for the year ended December 31, 2008).

10.6+

Amendment dated January 1, 2009 to Employment Agreement effective January 1, 1996, between the Registrant and William B. Yarmuth (incorporated by reference to the Registrant’s report on Form 10-K for the year ended December 31, 2008).

10.7+	Amendment to Amended and Restated 2000 Stock Option Plan dated January 1, 2009 (incorporated by reference to the Registrant’s report on Form 10-K for the year ended December 31, 2008).

10.8	Almost Family, Inc. 2009 Employee Stock Purchase Plan (incorporated by reference to Appendix A of the Definitive Proxy Statement on Schedule 14A as filed on July 1, 2009).

10.9

Credit Agreement, dated as of December 2, 2010 among Almost Family, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent and Bank of America, N.A., as Syndication Agent.  (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated December 2, 2010).

21*	List of Subsidiaries of Almost Family, Inc.

23.1*	Consent of Ernst & Young LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.

101

Financial statements from the annual report on Form 10-K of Almost Family, Inc. for the year ended December 31, 2012, filed on March 14, 2013, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders’ Equity, and (v) the Notes to Consolidated Financial Statements.

*Denotes filed herein.

+Denotes compensatory plan or management contract.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALMOST FAMILY, INC.
March 14, 2013

By:	/s/ William B. Yarmuth	March 14, 2013
William B. Yarmuth
Chairman, Chief Executive Officer

By:	/s/ C. Steven Guenthner	March 14, 2013
C. Steven Guenthner
President and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ William B. Yarmuth	Director, Chief Executive Officer	March 14, 2013
	William B. Yarmuth	(principal executive officer)

By:	/s/ C. Steven Guenthner	President and Principal Financial Officer	March 14, 2013
C. Steven Guenthner

By:	/s/ Jeffrey T. Reibel	Vice President of Finance and Chief Accounting Officer	March 14, 2013
Jeffrey T. Reibel

By:	/s/ Steven B. Bing	Director	March 14, 2013
Steven B. Bing

By:	/s/ Donald G. McClinton	Director	March 14, 2013
Donald G. McClinton

By:	/s/ Tyree G. Wilburn	Director	March 14, 2013
Tyree G. Wilburn

By:	/s/ Jonathan D. Goldberg	Director	March 14, 2013
Jonathan D. Goldberg

By:	/s/ W. Earl Reed, III	Director	March 14, 2013
W. Earl Reed, III

By:	/s/ Henry M. Altman, Jr.	Director	March 14, 2013
Henry M. Altman, Jr.

ALMOST FAMILY, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

SCHEDULE II

(In thousands)

	Col. A	Col. B	Col. C	Col. D	Col. E
		Additions/(Deductions)
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts	(3) Deductions	Balance at End of Period

Allowances:
Year Ended December 31, 2012	$6,664	$2,825	$46	$(4,299)	$5,236

Year Ended December 31, 2011	7,525	$2,362	$732	$(3,955)	6,664

Year Ended December 31, 2010	6,534	$3,675	$(451)	$(2,233)	7,525

(1)         Charged to bad debt expense.

(2)         Acquired uncollectible accounts reserves.

(3)         Write-off of accounts.