Form 10-Q
period 2013-03-31
ALMOST FAMILY INC
filed 2013-05-07
CIK 799231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes ☐                    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock    $0.10 par value

Shares outstanding at May 3, 2013  9,356,216

ALMOST FAMILY, INC. AND SUBSIDIARIES

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2013
(In thousands)	(UNAUDITED)	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$34,636	$26,120
Accounts receivable - net	49,415	49,971
Prepaid expenses and other current assets	5,349	7,021
Deferred tax assets	7,055	6,580
TOTAL CURRENT ASSETS	96,455	89,692

PROPERTY AND EQUIPMENT - NET	5,526	5,401
GOODWILL	133,418	133,418
OTHER INTANGIBLE ASSETS	19,944	19,967
OTHER ASSETS	730	781
	$256,073	$249,259

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,849	$4,599
Accrued other liabilities	23,492	21,874
Current portion of notes payable	625	625
TOTAL CURRENT LIABILITIES	29,966	27,098

LONG-TERM LIABILITIES:
Notes payable	500	500
Deferred tax liabilities	17,351	16,785
Other liabilities	407	561
TOTAL LONG-TERM LIABILITIES	18,258	17,846
TOTAL LIABILITIES	48,224	44,944

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.05; authorized 2,000 shares; none issued or outstanding	—	—
Common stock, par value $0.10; authorized 25,000; 9,447 and 9,421 issued and outstanding	944	942
Treasury stock, at cost, 91 and 91 shares of common stock	(2,320)	(2,320)
Additional paid-in capital	102,230	101,945
Retained earnings	106,995	103,748
TOTAL STOCKHOLDERS’ EQUITY	207,849	204,315
	$256,073	$249,259

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
Net service revenues	$86,858	$89,950
Cost of service revenues (excluding depreciation and amortization)	46,320	45,759
Gross margin	40,538	44,191
General and administrative expenses:
Salaries and benefits	24,757	25,289
Other	10,617	10,904
Total general and administrative expenses	35,374	36,193
Operating income	5,164	7,998
Interest expense, net	(18)	(38)
Income before income taxes	5,146	7,960
Income tax expense	(1,899)	(3,028)
Net income	$3,247	$4,932

Per share amounts-basic:
Average shares outstanding	9,254	9,268
Net income	$0.35	$0.53

Per share amounts-diluted:
Average shares outstanding	9,338	9,334
Net income	$0.35	$0.53

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$3,247	$4,932
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	635	622
Provision for uncollectible accounts	1,118	1,020
Stock-based compensation	287	361
Deferred income taxes	90	222
	5,377	7,157
Change in certain net assets and liabilities, net of the effects of acquisitions:
Decrease (increase) in:
Accounts receivable	(562)	(4,226)
Prepaid expenses and other current assets	1,625	(198)
Other assets	52	34
Decrease in:
Accounts payable and accrued expenses	2,714	3,236
Net cash provided by operating activities	9,206	6,003
Cash flows from investing activities:
Capital expenditures	(690)	(496)
Net cash used in investing activities	(690)	(496)
Cash flows from financing activities:
Purchase of common stock in connection with share awards	—	(1,821)
Tax impact of share awards	—	(87)
Net cash used in financing activities	—	(1,908)
Net change in cash and cash equivalents	8,516	3,599
Cash and cash equivalents at beginning of period	26,120	33,693
Cash and cash equivalents at end of period	$34,636	$37,292

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Unless otherwise indicated, all dollars and share amounts are in thousands, except per share data)

1.             Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements for the three months ended March 31, 2013 and 2012 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations.  Accordingly, the reader of this Form 10-Q is referred to Almost Family, Inc.’s (the “Company”) Form 10-K for the year ended December 31, 2012 for further information.  In the opinion of management of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position at March 31, 2013, the results of operations for the three month periods ended March 31, 2013 and cash flows for the three month periods ended March 31, 2013 and 2012.  The results of operations for the three month periods ended March 31, 2013 are not necessarily indicative of the operating results for the year.

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

Recently Issued Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment intended to simplify how an entity tests indefinite-lived assets other than goodwill for impairment by providing entities with an option to perform a qualitative assessment to determine whether further impairment testing is necessary.  ASU 2012-02 was effective for the Company’s calendar year beginning January 1, 2013.  The adoption of ASU 2012-02 did not impact the consolidated financial statements.

2.             Segment Data

The Company has two reportable segments, Visiting Nurse (VN) and Personal Care (PC), which provide services in Florida, Ohio, Kentucky, Connecticut, New Jersey, Massachusetts, Missouri, Illinois, Alabama, Pennsylvania and Indiana.  Reportable segments have been identified based upon how management has organized the business by services provided to customers and the criteria in ASC 280, Segment Reporting.  The Company does not allocate certain expenses to the reportable segments.  These expenses are included in corporate expenses below.

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

	Three Months Ended March 31,
	2013	2012
Net service revenues:
Visiting Nurse	$67,956	$70,704
Personal Care	18,902	19,246
	86,858	89,950
Operating income before corporate expenses:
Visiting Nurse	8,226	11,012
Personal Care	1,998	2,458
	10,224	13,470
Corporate expenses	5,060	5,472
Operating income	$5,164	$7,998
Interest expense, net	(18)	(38)
Income tax expense	(1,899)	(3,028)
Net income	$3,247	$4,932

3.             Capitalized Software Development Costs

The Company capitalizes the cost of internally generated computer software developed for the Company’s own use. Software development costs of approximately $328 and $110 were capitalized in the three months ended March 31, 2013 and 2012, respectively.  Capitalized software development costs are amortized over the estimated useful life, generally three years, once the software is ready for its intended use.

4.             Goodwill and Other Intangible Assets

The Company conducts annual reviews for impairment, or more frequently if circumstances indicate impairment may have occurred.  Other intangible assets consist of certificates of need and licenses, trade names and non-compete agreements.  Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives.  Licenses, provider numbers, certificates of need and trade names have indefinite lives and are reviewed at least annually for possible impairment, or whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.  The Company completed its most recent annual impairment test of goodwill and other indefinite-lived intangible assets as of December 31, 2012 and determined that no impairment existed.

The following table summarizes the activity related to goodwill and other intangible assets for 2013:

		Other Intangible Assets
	Goodwill	Certificates of Need and licenses	Trade Names	Non-compete Agreements	Total
Balances at 12-31-12	$133,418	$9,391	$10,421	$155	$19,967
Amortization	—	—	—	(23)	(23)
Balances at 3-31-13	$133,418	$9,391	$10,421	$132	$19,944

Of total goodwill, $102,497 and $30,921 relates to the VN segment and the PC segment, respectively.  Amortization expense recognized on finite-lived intangible assets for the first quarter of 2013 and 2012 was $23 and $16, respectively.

5.             Revolving Credit Facility

At March 31, 2013, the Company had a $125 million senior secured revolving credit facility with JP Morgan Chase Bank, NA, as Administrative Agent, Bank of America, as Syndication Agent and certain other lenders (the “Facility”).  The Facility consists of a $125 million credit line with a maturity date of December 2, 2015 and an “accordion” feature providing for potential future expansion of the Facility to $175 million.  Borrowings (other than letters of credit) under the credit facility are at either the bank’s prime rate plus a margin (ranging from 1.25% to 2.25%, currently 1.25%) or LIBOR plus a margin (ranging from 2.25% to 3.25%, 2.25% at March 31, 2013).  The margin for prime rate or LIBOR borrowings is determined by the Company’s leverage.  Borrowings under the Facility are secured by a first priority perfected security interest in all tangible and intangible assets of the Company, and all existing and future direct and indirect subsidiaries of the Company, as guarantors.

The weighted average prime rate-based interest rate was 4.50% for both the three months ended March 31, 2013 and 2012.  The weighted average LIBOR rates were 2.54% and 2.76% for the three months ended March 31, 2013 and 2012, respectively.  The Company pays a quarterly commitment fee of 0.30% to 0.50% on the average daily unused facility balance based on leverage. Borrowings are subject to various covenants including a multiple of 3.0 times earnings before interest, income tax, depreciation and amortization (“EBITDA”).  “EBITDA” may include “Acquired EBITDA” from pro-forma acquisitions pursuant to a calculation rider, up to 50% of “Adjusted EBITDA,” as defined.  Borrowings under the Facility may be used for general corporate purposes, including acquisitions. As of March 31, 2013, the formula permitted $89.1 million to be used, of which no amounts were outstanding.  The Company had irrevocable letters of credit totaling $6.3 million outstanding in connection with the Company’s self-insurance programs, which resulted in a total of $81.7 million being available for use at March 31, 2013.  As of March 31, 2013, the Company was in compliance with the Facility’s various financial covenants.  Under the most restrictive of its covenants, the Company was required to maintain minimum net worth of at least $158.1 million at March 31, 2013.  At such date, the Company’s net worth was approximately $207.8 million.

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

	Restricted shares		Options
	Shares	Wtd Avg. Grant Price	Shares	Wtd Avg. Ex. Price
December 31, 2012	50	$31.35	341	$25.62
Granted	33	20.89	59	20.89
Forfeited	—	—	(23)	30.77
March 31, 2013	83	$27.24	377	$24.57

8.             Earnings per Common Share

A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted earnings per common share is as follows:

	Three Months Ended March 31,
	2013	2012
Basic weighted average outstanding shares	9,254	9,268
Add common equivalent shares representing shares issuable upon exercise of dilutive awards	84	66
Diluted weighted average number of shares	9,338	9,334

9.             Commitments and Contingencies

Insurance Programs

The Company bears significant insurance risk under its large-deductible workers’ compensation insurance program and its self-insured employee health program.  Under the workers’ compensation insurance program, the Company bears risk up to $400 per incident, after which stop-loss coverage is maintained.  The Company purchases stop-loss insurance for the employee health plan that places a specific limit, generally $300, on its exposure for any individual covered life.

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against the Company by various claimants.  The claims are in various stages of processing and some may ultimately be brought to trial.  The Company is aware of incidents that have occurred through March 31, 2013 that may result in the assertion of additional claims.  The Company currently carries professional and general liability insurance coverage (on a claims made basis) for this exposure with no deductible.  The Company also carries D&O coverage (also on a claims made basis) for potential claims against the Company’s directors and officers, including certain securities actions, with deductibles ranging from $100 to $250 per claim.

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

As previously disclosed, four derivative complaints were filed in Jefferson Circuit Court, Kentucky, against the members of the Company’s board of directors and chief financial officer.  All four lawsuits named the Company as a nominal defendant and were consolidated into a single action.  All of the complaints and the resulting consolidated complaint refer to an April 27, 2010 The Wall Street Journal article and the subsequent governmental investigations.  On February 13, 2012, the independent directors filed a motion to dismiss the complaint.  On October 2, 2012, the Court entered an order granting the motion to dismiss and dismissing the complaint with prejudice.  On November 1, 2012 the plaintiffs filed an appeal of the Court’s ruling with the Kentucky Court of Appeals.  Briefing to the Court of Appeals is underway.

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

10.          Income Taxes

The Company accounts for income taxes in accordance with Accounting Standards Codification (ASC) 740, Income Taxes.  The Company’s effective income tax rates for the three month periods ended March 31, 2013 and 2012 were approximately 36.9% and 38.0%, respectively.  The change in rate for the three month period for 2013 was primarily due to a one-time benefit resulting from the January 2, 2013 retroactive extension of the Work Opportunity Tax Credit which resulted in the recognition of the benefit from fiscal year 2012 in the first quarter of 2013.  The 2012 rate was below the statutory rate primarily due to a one-time benefit resulting from the release of a valuation allowance in conjunction with tax planning strategies completed during the first quarter of 2012, as well as a lower state tax rate from the Cambridge acquisition.

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

11.          Subsequent Events

Management has evaluated all events and transactions that occurred after March 31, 2013.  The Company had no material subsequent events requiring recognition in the consolidated financial statements.

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

For a detailed discussion of these and other factors that could cause the Company’s actual results to differ materially from the results contemplated by the forward-looking statements, please refer to Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s annual report on Form 10-K for year ended December 31, 2012 and this Form 10-Q.  The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report.  Except as required by law, the Company assumes no responsibility for updating forward-looking statements to reflect unforeseen or other events after the date of this report. The Company has provided a detailed discussion of risk factors in its Form 10-K and various filings with the Securities and Exchange Commission (SEC).  The reader is encouraged to review these risk factors and filings.

Critical Accounting Policies

Refer to the “Critical Accounting Policies” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K for the year ended December 31, 2012 for a detailed discussion of our critical accounting policies.  There have been no material changes to our critical accounting policies and estimates in 2013.

Operating Segments

We have two reportable segments, Visiting Nurse (VN) and Personal Care (PC), which provide services in Florida, Ohio, Kentucky, Connecticut, New Jersey, Massachusetts, Missouri, Illinois, Alabama, Pennsylvania and Indiana (in order of revenue significance).  Reportable segments have been identified based upon how management has organized the business by services provided to customers and the criteria in ASC 280, Segment Reporting.

Our VN segment provides skilled medical services in patients’ homes largely to enable recipients to reduce or avoid periods of hospitalization and/or nursing home care.  VN Medicare revenues include revenues from all Medicare sources including Medicare and Medicare Advantage, whether paid on a per episode basis or a per visit basis.  Approximately 93% of the VN segment revenues are generated from the Medicare program while the balance is generated from Medicaid and private insurance programs.

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

Health Care Reform Legislation and Medicare Regulations

The reader is encouraged to review our detailed discussion of Health Care Reform Legislation and Medicare Regulations in the similarly titled section in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” along with the discussion under “Government Regulation” in Part I, Item 1, “Business” in the Company’s annual report on Form 10-K for year ended December 31, 2012.  Additional developments since filing the Form 10-K include:

•                  All Medicare providers, including the Company, became subject to a 2% rate reduction as specified in the Budget Control Act of 2011, commonly referred to as “Sequestration”, went into effect during the first quarter of 2013 for episodes ended after March 31, 2013.

•      In April 2013, one of our fiscal intermediaries, Palmetto Government Benefits Administration (Palmetto), announced plans to temporarily limit certain providers’ ability to bill Request for Advance Payment (RAP) claims which advance partial funding to providers prior to submission of final claims following the end of the episode.  Certain of our providers were notified of such a temporary suspension of RAP billing privileges in April 2013.  We have filed requests for waiver from such suspension and are currently awaiting responses on those requests.

Shareholder Litigation

See Note 9 to the consolidated financial statements and Part II, Item 1, “Legal Proceedings” of this Form 10-Q for a discussion of certain litigation.  The Company is unable to predict the outcome of these matters. However, the Company may incur on-going expenses, net of insurance recoveries, if any, related to defense of such complaints.

Seasonality

Our VN segment operations located in Florida normally experience higher admissions during the first quarter and lower admissions during the third quarter than in the other quarters due to seasonal population fluctuations.

RESULTS OF OPERATIONS

THREE MONTHS

Consolidated

	Three Months Ended March 31,
	2013		2012		Change
(In thousands)	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues:
Visiting Nurse	$67,956	78.2%	$70,704	78.6%	$(2,748)	-3.9%
Personal Care	18,902	21.8%	19,246	21.4%	(344)	-1.8%
	86,858	100.0%	89,950	100.0%	(3,092)	-3.4%
Operating income before corporate expenses:
Visiting Nurse	8,226	12.1%	11,012	15.6%	(2,786)	-25.3%
Personal Care	1,998	10.6%	2,458	12.8%	(460)	-18.7%
	10,224	11.8%	13,470	15.0%	(3,246)	-24.1%
Corporate expenses	5,060	5.8%	5,472	6.1%	(412)	-7.5%
Operating income	5,164	5.9%	7,998	8.9%	(2,834)	-35.4%
Interest expense, net	(18)	0.0%	(38)	0.0%	20	-52.6%
Income tax expense	(1,899)	-2.2%	(3,028)	-3.4%	1,129	-37.3%
Net income	$3,247	3.7%	$4,932	5.5%	$(1,685)	-34.2%

EBITDA (1)	$6,086	7.0%	$8,981	10.0%	$(2,895)	-32.2%

(1)  See Page 18 for discussion of EBITDA.

The year over year decline in revenue was primarily driven by a lower number of calendar days in 2013, as the first quarter of 2012 included an extra day due to 2012 being a leap year.  Results for the first quarter of 2013 also included the unfavorable impact of Medicare Advantage changes and Medicare rate cuts in our VN segment.  Refer to VN segment discussion for further detail.

Corporate expenses as a percent of revenue decreased to 5.8% from 6.1% in the prior year primarily due to lower incentive accruals in 2013 as compared to 2012.

The effective tax rate was approximately 36.9% in the first quarter of 2013, which declined from the 38.0% for the first quarter of 2012 due primarily to one-time benefit resulting from the January 2, 2013 retroactive extension of the Work Opportunity Tax Credit which resulted in the recognition of a $169 benefit from fiscal year 2012 in the first quarter of 2013.

Visiting Nurse Segment

	Three Months Ended March 31,
	2013		2012		Change
(In thousands, except for statistics)	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$67,956	100.0%	$70,704	100.0%	$(2,748)	-3.9%
Cost of service revenues	33,189	48.8%	32,816	46.4%	373	1.1%
Gross margin	34,767	51.2%	37,888	53.6%	(3,121)	-8.2%
General and administrative expenses:
Salaries and benefits	19,879	29.3%	19,927	28.2%	(48)	-0.2%
Other	6,662	9.8%	6,949	9.8%	(287)	-4.1%
Total general and administrative expenses	26,541	39.1%	26,876	38.0%	(335)	-1.2%
Operating income before corporate expenses	$8,226	12.1%	$11,012	15.6%	$(2,786)	-25.3%

Average number of locations	105		110		(5)	-4.5%

All payors:
Patients months	55,696		55,202		494	0.9%
Admissions	16,528		16,396		132	0.8%
Billable visits	480,466		480,118		348	0.1%

Medicare:
Admissions (1)	15,203	92%	15,075	92%	128	0.8%
Revenue (in thousands)	$63,137	93%	$65,525	93%	$(2,388)	-3.6%
Revenue per admission	$4,153		$4,347		$(194)	-4.5%
Billable visits (1)	405,942	84%	399,645	83%	6,297	1.6%
Recertifications	8,172		8,493		(321)	-3.8%
Payor mix % of Admissions
Traditional Medicare Episodic	90.8%		91.8%		-1.1%
Replacment Plans Paid Episodically	2.7%		5.1%		-2.4%
Replacment Plans Paid Per Visit	6.5%		3.1%		3.5%

Non-Medicare:
Admissions (1)	1,325	8%	1,321	8%	4	0.3%
Revenue (in thousands)	$4,819	7%	$5,179	7%	$(360)	-6.9%
Revenue per admission	$3,637		$3,920		$(283)	-7.2%
Billable visits (1)	74,524	16%	80,473	17%	(5,949)	-7.4%
Recertifications	1,446		1,521		(75)	-4.9%
Payor mix % of Admissions
Medicaid & other governmental	36.0%		42.2%		-6.3%
Private payors	64.0%		57.8%		6.3%

(1)  Percentages pertain to percentage of total admissions or total billable visits, as applicable.

VN segment net service revenues decreased $2.8 million, or about 3.9%, to $67.9 million in 2013 down from $70.7 million in 2012, primarily due to fewer calendar days in the period, a shift of certain Medicare Advantage payors from episodic to per visit payment, for which we are paid at substantially lower rates and a 2% Medicare rate cut for episodes completed after March 31, 2013, commonly referred to as Sequestration, each of which lowered net service revenue by $1.3 million, $1.0 million and $0.3 million, respectively.  Medicare admissions increased approximately 1% in 2013 over 2012, while recertifications declined 4%.

Cost of service revenues increased $0.4 million primarily due to a $0.3 million increase in worker compensation claims expense due to unfavorable claims experience.  Total general and administrative expenses decreased as a result of efforts to control labor and other costs relative to patients served, which was partially offset by increases in bad debt expense of $0.1 million.

As a result, VN segment operating income before corporate expenses declined $2.8 million to $8.2 million from $11.0 million in 2012, while operating income before corporate expenses as a percent of revenues decreased to 12.1% in 2013 from 15.6% in 2012.

Personal Care Segment

	Three Months Ended March 31,
	2013		2012		Change
(In thousands, except for statistics)	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$18,902	100.0%	$19,246	100.0%	$(344)	-1.8%
Cost of service revenues	13,131	69.5%	12,943	67.3%	188	1.5%
Gross margin	5,771	30.5%	6,303	32.7%	(532)	-8.4%
General and administrative expenses:
Salaries and benefits	2,452	13.0%	2,546	13.2%	(94)	-3.7%
Other	1,321	7.0%	1,299	6.7%	22	1.7%
Total general and administrative expenses	3,773	20.0%	3,845	20.0%	(72)	-1.9%
Operating income before corporate expenses	$1,998	10.6%	$2,458	12.8%	$(460)	-18.7%

Average number of locations	61		60		1	1.7%

Admissions	1,089		1,075		14	1.3%
Patient months of care	17,339		16,996		343	2.0%
Patient days of care	257,226		250,366		6,860	2.7%
Billable hours	1,017,388		1,074,313		(56,925)	-5.3%
Revenue per billable hour	$18.58		$17.91		$0.66	3.7%

Net service revenues declined by $0.3 million, to $18.9 million in 2013 from $19.2 million in 2012, primarily due to fewer calendar days in the period.  Cost of service revenues as a percentage of net service revenues increased to 69.5% in the first quarter of 2013 from 67.3% in 2012 primarily due to changes in business mix and to a lesser degree, higher payroll tax rates.

Total general and administrative expenses as a percent of net service revenue was unchanged at 20.0% of net service revenues in 2013 and 2012.

As a result, PC segment operating income before corporate expenses decreased to $2.0 million from $2.5 million in 2012, while operating income before corporate expenses as a percent of revenues decreased to 10.6% in 2013 from 12.8% in 2012.

Liquidity and Capital Resources

Revolving Credit Facility

We have a $125 million senior secured revolving credit facility with JP Morgan Chase Bank, NA, as Administrative Agent, Bank of America, as Syndication Agent and certain other lenders (the “Facility”).  The Facility consists of a $125 million credit line with a maturity date of December 2, 2015 and an “accordion” feature providing for potential future expansion of the Facility to $175 million.  Borrowings (other than letters of credit) under the credit facility are made at either: a) the bank’s prime rate plus a margin (ranging from 1.25% to 2.25%, currently 1.25%) or b) LIBOR plus a margin (ranging from 2.25% to 3.25%, 2.25% at March 31, 2013).  The margin for prime rate or LIBOR borrowings is determined by our leverage.  Borrowings under the Facility are secured by a first priority perfected security interest in all our tangible and intangible assets, and all our existing and future direct and indirect subsidiaries, as guarantors.

The weighted average prime rate-based interest rate was 4.50% for both the three months ended March 31, 2013 and 2012.  The weighted average LIBOR rates were 2.54% and 2.76% for the three months ended March 31, 2013 and 2012, respectively.  We pay a quarterly commitment fee of 0.30% to 0.50% on the average daily unused facility balance based on leverage. Borrowings are subject to various covenants including a multiple of 3.0 times earnings before interest, taxes, depreciation and amortization (EBITDA). EBITDA may include “Acquired EBITDA” from pro-forma acquisitions pursuant to a calculation rider, up to 50% of “Adjusted EBITDA,” as defined. Borrowings under the Facility may be used for general corporate purposes, including acquisitions. As of March 31, 2013, the formula permitted $89.1 million to be used against which we had irrevocable letters of credit totaling $6.3 million outstanding in connection with our self-insurance programs. As a result a total of $81.7 million was available for borrowing at March 31, 2013. As of March 31, 2013, we were in compliance with the Facility’s various financial covenants. Under the most restrictive of its covenants, we were required to maintain minimum net worth of at least $158.1 million at March 31, 2013.  At such date, our net worth was approximately $207.8 million.

We believe that this facility plus cash on hand will be sufficient to fund our operating needs for at least the next year.  We will continue to evaluate additional capital, including possible debt and equity investments in the Company, to support a more rapid development of the business than would be possible with internal funds.

Cash Flows

Key elements to the Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 were:

Net Change in Cash and Cash Equivalents (in thousands)	2013	2012
Provided by (used in):
Operating activities	$9,206	$6,003
Investing activities	(690)	(496)
Financing activities	—	(1,908)
Net change in cash and cash equivalents	$8,516	$3,599

2013

Net cash provided by operating activities resulted primarily from current period net income of $3.2 million plus certain non-cash items, net of changes in accounts receivable, accounts payable and accrued expenses.  The increase from 2012 is primarily due to 2012 including a use of cash related to a $4.2 million increase in accounts receivable.  Accounts receivable days revenues outstanding was 52 at March 31, 2013 and 53 at December 31, 2012 due to processing delays as well as prepayment Additional Data Requests from Palmetto in our VN segment in 2012, which did not repeat in 2013.

The cash used in investing activities was due to capital expenditures.

Net cash used in financing activities for the three months ended March 31, 2013 decreased over the prior year period primarily due to cash used in 2012 for a $1.7 million stock redemption of 72,000 shares related to the previous distribution of shares to non-employee directors pursuant to the termination of the Company’s Non-Employee Directors Deferred Compensation Plan.

2012

Net cash provided by operating activities resulted primarily from current period net income of $4.9 million plus certain non-cash items, net of changes in accounts receivable, accounts payable and accrued expenses.  Accounts receivable days revenues outstanding was 49 at March 31, 2012 and 46 at December 31, 2011 due to processing delays as well as prepayment ADRs from Palmetto in our VN segment.

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

The following table sets forth a reconciliation of Net Income to EBITDA:

	Three Months Ended March 31,
(in thousands)	2013	2012
Net income	$3,247	$4,932
Add back:
Interest expense	18	38
Income tax expense	1,899	3,028
Depreciation and amortization	635	622
Amortization of stock-based compensation	287	361
Earnings before interest, income taxes, depreciation and amortization (EBITDA)	$6,086	$8,981

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Instruments

The Company does not use derivative instruments.

Market Risk of Financial Instruments

Our primary market risk exposure with regard to financial instruments is to changes in interest rates on long-term obligations.

At March 31, 2013, the Company had no outstanding amounts on its revolving credit facility and, therefore, a hypothetical 100 basis point increase in short-term interest rates would have no impact on annual pre-tax earnings due to higher interest expense.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures — As of March 31, 2013, the Company’s management, with participation of the Company’s Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013.

Changes in Internal Control Over Financial Reporting - There were no changes in the Company’s internal control over financial reporting during the first quarter of 2013, that have materially affected, or are reasonably likely to materially affect, Almost Family, Inc.’s internal control over financial reporting.

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

As previously disclosed, four derivative complaints were filed in Jefferson Circuit Court, Kentucky, against the members of the Company’s board of directors and chief financial officer.  All four lawsuits named the Company as a nominal defendant and were consolidated into a single action.  All of the complaints and the resulting consolidated complaint refer to an April 27, 2010 The Wall Street Journal article and the subsequent governmental investigations.  On February 13, 2012, the independent directors filed a motion to dismiss the complaint.  On October 2, 2012, the Court entered an order granting the motion to dismiss and dismissing the complaint with prejudice.  On November 1, 2012 the plaintiffs filed an appeal of the Court’s ruling with the Kentucky Court of Appeals.  Briefing to the Court of Appeals is underway.

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

ITEM 1A. RISK FACTORS

Information regarding risk factors appears in our Form 10-K for the year ending December 31, 2012, under the heading “Special Caution Regarding Forward — Looking Statements” and in the Form 10-K Part I, Item 1A. Risk Factors.  There have been no material changes from the risk factors disclosed in our Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

10.1

Forms of Stock Option Agreements and Restricted Stock Award Agreement pursuant to 2013 Stock and Incentive Compensation Plan.

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

101

Financial statements from the quarterly report on Form 10-Q of Almost Family, Inc. for the quarter ended March 31, 2013, filed on May 7, 2013, formatted in XBRL:  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALMOST FAMILY, INC.

Date May 7, 2013	By:	/s/ William B. Yarmuth
William B. Yarmuth
Chairman of the Board and Chief Executive Officer

	By:	/s/ C. Steven Guenthner
C. Steven Guenthner
President and
Principal Financial Officer