Form 10-Q
period 2013-06-30
ALMOST FAMILY INC
filed 2013-08-06
CIK 799231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Class of Common Stock $0.10 par value
Shares outstanding at August 2, 2013 9,407,651

ALMOST FAMILY, INC. AND SUBSIDIARIES

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2013
(In thousands)	(UNAUDITED)	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$31,380	$26,120
Accounts receivable - net	55,500	49,971
Prepaid expenses and other current assets	5,779	6,968
Deferred tax assets	6,780	6,580
TOTAL CURRENT ASSETS	99,439	89,639

PROPERTY AND EQUIPMENT - NET	5,412	5,401
GOODWILL	131,061	132,014
OTHER INTANGIBLE ASSETS	19,921	19,967
OTHER ASSETS	673	781
OTHER ASSETS, HELD FOR SALE	—	1,457
	$256,506	$249,259

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,191	$4,599
Accrued other liabilities	20,953	21,874
Current portion of notes payable	625	625
TOTAL CURRENT LIABILITIES	28,769	27,098

LONG-TERM LIABILITIES:
Notes payable	—	500
Deferred tax liabilities	16,777	16,785
Other liabilities	288	561
TOTAL LONG-TERM LIABILITIES	17,065	17,846
TOTAL LIABILITIES	45,834	44,944

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.05; authorized 2,000 shares; none issued or outstanding	—	—
Common stock, par value $0.10; authorized 25,000; 9,473 and 9,421 issued and outstanding	947	942
Treasury stock, at cost, 91 and 91 shares of common stock	(2,320)	(2,320)
Additional paid-in capital	102,527	101,945
Retained earnings	109,518	103,748
TOTAL STOCKHOLDERS’ EQUITY	210,672	204,315
	$256,506	$249,259

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended June 30,		Six months Ended June 30,
	2013	2012	2013	2012
Net service revenues	$86,818	$85,296	$172,653	$173,147
Cost of service revenues (excluding depreciation & amortization)	46,348	44,469	92,014	89,147
Gross margin	40,470	40,827	80,639	84,000
General and administrative expenses:
Salaries and benefits	24,929	24,120	49,356	48,860
Other	11,094	9,329	21,542	20,003
Total general and administrative expenses	36,023	33,449	70,898	68,863
Operating income	4,447	7,378	9,741	15,137
Interest expense, net	(11)	(32)	(29)	(70)
Income before income taxes	4,436	7,346	9,712	15,067
Income tax expense	(1,852)	(2,902)	(3,802)	(5,839)
Net income from continuing operations	$2,584	$4,444	$5,910	$9,228

Discontinued operations:
(Loss) gain from operations, net of tax of $49, $68, ($2) and $159	$(230)	$105	$(309)	$252
Gain on sale, net of tax of $973	169	—	169	—
(Loss) gain on discontinued operations	(61)	105	(140)	252
Net Income	$2,523	$4,549	$5,770	$9,480

Per share amounts-basic:
Average shares outstanding	9,270	9,255	9,253	9,265
Continued operations	$0.28	$0.48	$0.64	$1.00
Discontinued operation	$(0.01)	$0.01	$(0.02)	$0.02
Net income	$0.27	$0.49	$0.62	$1.02

Per share amounts-diluted:
Average shares outstanding	9,348	9,315	9,332	9,328
Continued operations	$0.28	$0.48	$0.63	$0.99
Discontinued operation	$(0.01)	$0.01	$(0.01)	$0.03
Net income	$0.27	$0.49	$0.62	$1.02

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$5,770	$9,480
(Loss) gain on discontinued operations, net of tax	(140)	252
Net income from continuing operations	5,910	9,228
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	1,298	1,247
Provision for uncollectible accounts	2,575	1,118
Stock-based compensation	654	746
Deferred income taxes	793	991
	11,230	13,330
Change in certain net assets and liabilities, net of the effects of acquisitions:
Decrease (increase) in:
Accounts receivable	(8,489)	(4,481)
Prepaid expenses and other current assets	1,078	(502)
Other assets	107	(90)
Increase (decrease) in:
Accounts payable and accrued expenses	1,449	(771)
Net cash from operating activities	5,375	7,486

Cash flows from investing activities:
Capital expenditures	(1,251)	(1,012)
Acquisitions, net of cash acquired	(50)	—
Net cash from investing activities	(1,301)	(1,012)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	70
Purchase of common stock in connection with share awards	—	(1,852)
Tax impact of share awards	(67)	(142)
Principal payments on capital leases and notes payable	(500)	(1,200)
Net cash from financing activities	(567)	(3,124)

Cash flows from discontinued operations
Operating activities	(1,330)	586
Investing activities	3,083	(20)
Net cash from discontinued operations	1,753	566

Net change in cash and cash equivalents	5,260	3,916
Cash and cash equivalents at beginning of period	26,120	33,693
Cash and cash equivalents at end of period	$31,380	$37,609

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Unless otherwise indicated, all dollars and share amounts are in thousands, except per share data)

1.             Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements for the three and six months ended June 30, 2013 and 2012 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations.  Accordingly, the reader of this Form 10-Q is referred to Almost Family, Inc.’s (the “Company”) Form 10-K for the year ended December 31, 2012 for further information.  In the opinion of management of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position at June 30, 2013, the results of operations for the three and six month periods ended June 30, 2013 and cash flows for the six month periods ended June 30, 2013 and 2012.  The results of operations for the three and six month periods ended June 30, 2013 are not necessarily indicative of the operating results for the year.

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

Discontinued Operations

The Company follows the guidance in Accounting Standards Codification (ASC) 205-20, Discontinued Operations and, when appropriate, reclassifies operating units closed, sold or held for sale out of continuing operations and into discontinued operations for all periods presented.  During the quarter ended June 30, 2013, the Company completed the sale of its only two Alabama locations, which operated in the Visiting Nurse (VN) segment.  The operations and gain on sale related to the Alabama operations were reclassified from continuing operations into discontinued operations for all periods presented.  Other Assets Held for Sale primarily relate to prior period VN segment goodwill that was allocated to the Company’s Alabama operations.  The effective tax rate for discontinued operations is unusually high due primarily to the impact of writing off non-deductible goodwill in addition to providing a valuation allowance for Alabama net operating loss carryforwards.  Unless otherwise noted, amounts in these Notes to Consolidated Financial Statements exclude amounts attributable to discontinued operations.

2.           Segment Data

The Company has two reportable segments, VN and Personal Care (PC), which operate locations in Florida, Ohio, Kentucky, Connecticut, New Jersey, Massachusetts, Missouri, Illinois, Pennsylvania and Indiana.  Reportable segments have been identified based upon how management has organized the business by services provided to customers and the criteria in ASC 280, Segment Reporting.  The Company does not allocate certain expenses to the reportable segments.  These expenses are included in corporate expenses below.

The VN segment provides skilled medical services in patients’ homes largely to enable recipients to reduce or avoid periods of hospitalization and/or nursing home care.  Approximately 93% of the VN segment revenues are generated from the Medicare program while the balance is generated from Medicaid and private insurance programs.  VN Medicare revenues include revenues from all Medicare sources including traditional Medicare and Medicare Advantage, whether paid on a per episode basis or a per visit basis.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net service revenues:
Visiting Nurse	$66,418	$66,018	$133,351	$134,623
Personal Care	20,400	19,278	39,302	38,524
	86,818	85,296	172,653	173,147
Operating income before corporate expenses:
Visiting Nurse	6,827	10,607	15,181	21,380
Personal Care	3,176	2,303	5,173	4,761
	10,003	12,910	20,354	26,141
Corporate expenses	5,556	5,532	10,613	11,004
Operating income	$4,447	$7,378	$9,741	$15,137
Interest expense, net	(11)	(32)	(29)	(70)
Income tax expense	(1,852)	(2,902)	(3,802)	(5,839)
Net income from continuing operations	$2,584	$4,444	$5,910	$9,228

3.             Capitalized Software Development Costs

The Company capitalizes the cost of internally generated computer software developed for the Company’s own use.  Software development costs of approximately $136 and $118 were capitalized in the three months ended June 30, 2013 and 2012, respectively.  Software development costs of approximately $405 and $276 were capitalized in the six months ended June 30, 2013 and 2012, respectively.  Capitalized software development costs are amortized over the estimated useful life, generally three years, once the software is ready for its intended use.

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

The following table summarizes the activity related to goodwill and other intangible assets for 2013:

		Other Intangible Assets
	Goodwill	Certificates of Need and licenses	Trade Names	Non-compete Agreements	Total
Balances at 12-31-12	$132,014	$9,391	$10,421	$155	$19,967
Changes	(953)	—	—	—	—
Amortization	—	—	—	(46)	(46)
Balances at 6-30-13	$131,061	$9,391	$10,421	$109	$19,921

Of total goodwill, $100,087 and $30,974 relates to the VN segment and the PC segment, respectively. Changes to goodwill are related to VN segment adjustments related to a previous acquisition and a small acquisition.  Amortization expense recognized on finite-lived intangible assets for the second quarter of 2013 and 2012 was $23 and $17, respectively, and $46 and $33 for the six month period ended June 30, 2013 and 2013, respectively.

5.             Revolving Credit Facility

At June 30, 2013, the Company had a $125 million senior secured revolving credit facility with JP Morgan Chase Bank, NA, as Administrative Agent, Bank of America, as Syndication Agent and certain other lenders (the “Facility”).  The Facility consists of a $125 million credit line with a maturity date of December 2, 2015 and an “accordion” feature providing for potential future expansion of the Facility to $175 million.  Borrowings (other than letters of credit) under the credit facility are at either the bank’s prime rate plus a margin (ranging from 1.25% to 2.25%, currently 1.25%) or LIBOR plus a margin (ranging from 2.25% to 3.25%, 2.25% at June 30, 2013).  The margin for prime rate or LIBOR borrowings is determined by the Company’s leverage.  Borrowings under the Facility are secured by a first priority perfected security interest in all tangible and intangible assets of the Company, and all existing and future direct and indirect subsidiaries of the Company, as guarantors.

The weighted average prime rate-based interest rate was 4.50% for both the three and six months ended June 30, 2013 and 2012.  The weighted average LIBOR rates were 2.53% and 2.72% for the three and six months ended June 30, 2013 and 2012, respectively.  The Company pays a quarterly commitment fee of 0.30% to 0.50% on the average daily unused facility balance based on leverage. Borrowings are subject to various covenants including a multiple of 3.0 times earnings before interest, income tax, depreciation and amortization (“EBITDA”).  “EBITDA” may include “Acquired EBITDA” from pro-forma acquisitions pursuant to a calculation rider, up to 50% of “Adjusted EBITDA,” as defined.  Borrowings under the Facility may be used for general corporate purposes, including acquisitions.  As of June 30, 2013, the formula permitted $82.2 million to be used, of which no amounts were outstanding.  The Company had irrevocable letters of credit totaling $5.5 million outstanding in connection with the Company’s self-insurance programs, which resulted in a total of $76.1 million being available for use at June 30, 2013.  As of June 30, 2013, the Company was in compliance with the Facility’s various financial covenants.  Under the most restrictive of its covenants, the Company was required to maintain minimum net worth of at least $159.4 million at June 30, 2013.  At such date, the Company’s net worth was approximately $210.7 million.

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

	Restricted shares		Options
	Shares	Wtd Avg. Grant Price	Shares	Wtd Avg. Ex. Price
December 31, 2012	50	$31.35	341	$25.62
Granted	58	20.29	68	20.71
Vested or exercised	(7)	42.72	—	—
Forfeited	—	—	(23)	30.77
June 30, 2013	101	$24.16	386	$24.46

8.             Earnings per Common Share

A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted earnings per common share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2012	2011
Basic weighted average outstanding shares	9,270	9,255	9,253	9,265
Add common equivalent shares representing shares issuable upon exercise of dilutive awards	78	60	79	63
Diluted weighted average number of shares	9,348	9,315	9,332	9,328

Anti-dilutive shares excluded from calculation	254	178	254	218

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

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against the Company by various claimants.  The claims are in various stages of processing and some may ultimately be brought to trial.  The Company is aware of incidents that have occurred through June 30, 2013 that may result in the assertion of additional claims.  The Company currently carries professional and general liability insurance coverage (on a claims made basis) for this exposure with no deductible.  The Company also carries D&O coverage (also on a claims made basis) for potential claims against the Company’s directors and officers, including certain securities actions, with deductibles ranging from $100 to $250 per claim.

The Company records estimated liabilities for its insurance programs based on information provided by the third-party plan administrators, historical claims experience, the life cycle of claims, expected costs of claims incurred but not paid, and expected costs to settle unpaid claims.  The Company monitors its estimated insurance-related liabilities and recoveries, if any, on a monthly basis and as required by Accounting Standards Update (ASU) 2010-24, Health Care Entities (Topic 954):  Presentation of Insurance Claims and Related Insurance Recoveries, has recorded amounts due under insurance policies in other current assets, while recording the estimated carrier liability in other current liabilities.  As facts change, it may become necessary to make adjustments that could be material to the Company’s results of operations and financial condition.

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

As previously disclosed, four derivative complaints were filed in Jefferson Circuit Court, Kentucky, against the members of the Company’s board of directors (the Board) and chief financial officer.  All four lawsuits named the Company as a nominal defendant and were consolidated into a single action.  All of the complaints and the resulting consolidated complaint refer to an April 27, 2010 The Wall Street Journal article and the subsequent governmental investigations.  On February 13, 2012, the independent directors filed a motion to dismiss the complaint.  On October 2, 2012, the Court entered an order granting the motion to dismiss and dismissing the complaint with prejudice.  On November 1, 2012 the plaintiffs filed an appeal of the Court’s ruling with the Kentucky Court of Appeals.  Briefing to the Court of Appeals is complete.  In the meantime, the Board has received a demand letter dated July 17, 2013, from counsel for one of the derivative plaintiff shareholders.  The letter states that the shareholder believes certain of the Company’s officers and directors violated their fiduciary duties based on allegations similar to those described in the consolidated complaint.  The letter requests that the Board take appropriate action against the individuals in question.  The Board is considering how to respond to the shareholder demand.

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

10.          Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes.  The Company’s effective income tax rates for the three and six month periods ended June 30, 2013 and 2012 were approximately 41.7% and 39.5%, respectively, and 39.1% and 38.8%, respectively.  The change in rate for the second quarter of 2013 was primarily due to the first quarter of 2013 including a benefit resulting from the January 2, 2013 retroactive extension of the Work Opportunity Tax Credit.  Also impacting the change in the effective tax rate is the increase in permanent differences in relation to pre-tax income in addition to increases in our state income tax rates.

Certain tax authorities may periodically audit the Company.  Based on the Company’s evaluation, the Company concluded that no significant uncertain tax positions require recognition in the consolidated financial statements.  Additionally, the Company may from time to time be assessed interest and penalties by tax jurisdictions.  Any such assessments historically have been immaterial to the Company’s financial results and are classified as other general and administrative expenses in the consolidated statements of income.

11.          Subsequent Events

Management has evaluated all events and transactions that occurred after June 30, 2013.  The Company had no material subsequent events requiring recognition in the consolidated financial statements.  On July 19, 2013, the Company’s VN segment acquired certain assets of Indiana Home Care Network for approximately $12.5 million.  The Company is currently working through a preliminary purchase price analysis, which at this time primarily includes goodwill, intangible assets and accounts receivable.

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

•                  the Company’s ability to control costs, particularly labor and employee benefits;

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

Operating Segments

We have two reportable segments, Visiting Nurse (VN) and Personal Care (PC), which operate locations in Florida, Ohio, Kentucky, Connecticut, New Jersey, Massachusetts, Missouri, Illinois, Pennsylvania and Indiana (in order of revenue significance).  Reportable segments have been identified based upon how management has organized the business by services provided to customers and the criteria in ASC 280, Segment Reporting.

Our VN segment provides skilled medical services in patients’ homes largely to enable recipients to reduce or avoid periods of hospitalization and/or nursing home care.  Approximately 93% of the VN segment revenues are generated from the Medicare program, while the balance is generated from Medicaid and private insurance programs.  VN Medicare revenues include revenues from all Medicare sources including traditional Medicare and Medicare Advantage, whether paid on a per episode basis or a per visit basis.

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

Health Care Reform Legislation and Medicare Regulations

The reader is encouraged to review our detailed discussion of Health Care Reform Legislation and Medicare Regulations in the similarly titled section in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” along with the discussion under “Government Regulation” in Part I, Item 1, “Business” and Item 1A, “Risk Factors” in the Company’s annual report on Form 10-K for year ended December 31, 2012.  Additional developments since filing the Form 10-K include:

•                  All Medicare providers, including the Company, became subject to a 2% rate reduction as specified in the Budget Control Act of 2011, commonly referred to as “Sequestration”, which went into effect during the first quarter of 2013 for episodes ended after March 31, 2013.  Sequestration reduced our revenues and pretax earnings during the quarter ended June 30, 2013 by $1.2 million and reduced our diluted EPS by $0.08.

•                  In April 2013, one of our fiscal intermediaries, Palmetto Government Benefits Administration (Palmetto), announced plans to temporarily limit certain providers’ ability to bill Request for Anticipated Payment (RAP) claims which advance partial funding to providers prior to submission of final claims following the end of the episode (RAP Suppression).  As of the date of this filing, only two of our providers remain on RAP Suppression.  We will continue to work with Palmetto regarding the release of these remaining two providers from RAP Suppression.  The RAP Suppression and associated changes in our internal processing increased our accounts receivable by approximately $5.7 million (or approximately 9 days sales) as of June 30, 2013.

•                  On June 28, 2013, the Centers for Medicare and Medicaid Services issued the proposed rule for 2014.  The proposed rule included the maximum rebasing cut in Medicare reimbursement rates (3.5% rate reduction in each of the years 2014-2017) allowable by the Patient Protection and Affordable Care Act (the ACA), which was signed into law in March 2010.  The rebasing cuts are in addition to other legislated cuts for that same period by the ACA.  The 2014 proposed rule is currently open for comment.  The final rule is expected to be released in late October 2013.

•                  As a result of these proposed 2014 rates, other legislated changes and our current mix of business, we currently expect our 2014 rates to reflect an effective rate cut ranging from 1.0% to 1.5%.

These matters may have a material adverse impact on our results of operations or financial condition.  Although we are formulating plans and developing appropriate courses of action related to these changes, there can be no assurance that such plans or courses of action will prove successful.  Such changes may cause us to change our business model, increase costs or reduce our revenues in ways not currently contemplated by us, or may result in recognition of an impairment of our recorded goodwill or intangible assets.

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

RESULTS OF OPERATIONS

THREE MONTHS

Consolidated

	Three Months Ended June 30,
	2013		2012		Change
(In thousands)	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues:
Visiting Nurse	$66,418	76.5%	$66,018	77.4%	$400	0.6%
Personal Care	20,400	23.5%	19,278	22.6%	1,122	5.8%
	86,818	100.0%	85,296	100.0%	1,522	1.8%
Operating income before corporate expenses:
Visiting Nurse	6,827	10.3%	10,607	16.1%	(3,780)	-35.6%
Personal Care	3,176	15.6%	2,303	11.9%	873	37.9%
	10,003	11.5%	12,910	15.1%	(2,907)	-22.5%
Corporate expenses	5,556	6.4%	5,532	6.5%	24	0.4%
Operating income	4,447	5.1%	7,378	8.6%	(2,931)	-39.7%
Interest expense, net	(11)	0.0%	(32)	0.0%	21	-65.6%
Income tax expense	(1,852)	-2.1%	(2,902)	-3.4%	1,050	-36.2%
Net income from continuing operations	$2,584	3.0%	$4,444	5.2%	$(1,860)	-41.9%

EBITDA from continuing operations (1)	$5,484	6.3%	$8,395	9.8%	$(2,911)	-34.7%

(1)  See Page 22 for discussion of EBITDA.

Net service revenues increased year over year primarily as a result of volume growth in both our VN and PC segments, which was partially offset by the VN segment’s Medicare rate cut and Medicare Advantage shift.  Refer to segment discussions for further detail.

Corporate expenses as a percent of revenue decreased to 6.4% from 6.5% in the prior year primarily due to lower incentive accruals in 2013 as compared to 2012 due to current year performance.

The effective tax rate was approximately 41.7% in the second quarter of 2013, which increased from the 39.5% for the second quarter of 2012 primarily due to a combination of increases in permanent differences compared to pre-tax income and estimated state tax rates.

Visiting Nurse Segment

	Three Months Ended June 30,
	2013		2012		Change
(In thousands, except for statistics)	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$66,418	100.0%	$66,018	100.0%	$400	0.6%
Cost of service revenues	32,829	49.4%	30,985	46.9%	1,844	6.0%
Gross margin	33,589	50.6%	35,033	53.1%	(1,444)	-4.1%
General and administrative expenses:
Salaries and benefits	19,854	29.9%	18,803	28.5%	1,051	5.6%
Other	6,908	10.4%	5,623	8.5%	1,285	22.9%
Total general and administrative expenses	26,762	40.3%	24,426	37.0%	2,336	9.6%
Operating income before corporate expenses	$6,827	10.3%	$10,607	16.1%	$(3,780)	-35.6%

Average number of locations	104		106		(2)	-1.9%

All payors:
Patient months	54,140		53,903		237	0.4%
Admissions	15,559		15,290		269	1.8%
Billable visits	481,641		462,045		19,596	4.2%

Medicare:
Admissions (1)	14,226	91%	13,840	91%	386	2.8%
Revenue (in thousands)	$61,617	93%	$61,080	93%	$537	0.9%
Revenue per admission	$4,331		$4,413		$(82)	-1.9%
Billable visits (1)	410,661	85%	381,689	83%	28,972	7.6%
Recertifications	7,673		7,582		91	1.2%
Payor mix % of Admissions
Traditional Medicare Episodic	91.9%		94.4%		-2.5%
Replacement Plans Paid Episodically	2.8%		3.0%		-0.2%
Replacement Plans Paid Per Visit	5.3%		2.6%		2.7%

Non-Medicare:
Admissions (1)	1,333	9%	1,450	9%	(117)	-8.1%
Revenue (in thousands)	$4,801	7%	$4,938	7%	$(137)	-2.8%
Revenue per admission	$3,602		$3,406		$196	5.8%
Billable visits (1)	70,980	15%	80,356	17%	(9,376)	-11.7%
Recertifications	1,453		1,575		(122)	-7.7%
Payor mix % of Admissions
Medicaid & other governmental	31.1%		34.6%		-3.5%
Private payors	68.9%		65.4%		3.5%

(1)  Percentages pertain to percentage of total admissions or total billable visits, as applicable.

Visiting Nurse segment net service revenues increased by $0.4 million between years primarily due to a 2% increase in admissions and a 1% increase in re-certifications, partially offset by a 2% Medicare sequestration rate cut ($1.2 million) and a $0.7 million reduction due to the shift of certain Medicare Advantage plans from paying episodically to paying on a per visit basis.

Cost of service revenues grew 6% primarily due to a 4.2% increase in visits and a 1.5% increase in average wage rates.  General and administrative expenses — salaries and benefits increased approximately $1.1 million primarily due to an increase in the size of our sales force, a smaller increase in branch-level administrative personnel costs and an increase of approximately 1.5% in average wage rates.

General and administrative expenses — other increased primarily due to an increase in the provision for uncollectible accounts arising from the same quarter of the prior year having an unusually low provision, the mix shift of Medicare Advantage business from episodic to per-visit reimbursement and to a lesser degree a slow-down in episodic claims processing.

As a result, VN segment operating income before corporate expenses declined $3.8 million to $6.8 million from $10.6 million in 2012, while operating income before corporate expenses as a percent of revenues decreased to 10.3% in 2013 from 16.1% in 2012.

Personal Care Segment

	Three Months Ended June 30,
	2013		2012		Change
(In thousands, except for statistics)	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$20,400	100.0%	$19,278	100.0%	$1,122	5.8%
Cost of service revenues	13,519	66.3%	13,483	69.9%	36	0.3%
Gross margin	6,881	33.7%	5,795	30.1%	1,086	18.7%
General and administrative expenses:
Salaries and benefits	2,462	12.1%	2,429	12.6%	33	1.4%
Other	1,243	6.1%	1,063	5.5%	180	16.9%
Total general and administrative expenses	3,705	18.2%	3,492	18.1%	213	6.1%
Operating income before corporate expenses	$3,176	15.6%	$2,303	11.9%	$873	37.9%

Average number of locations	60		60		—	0.0%

Admissions	1,154		1,120		34	3.0%
Patient months of care	17,565		17,339		226	1.3%
Billable hours	1,080,733		1,030,546		50,187	4.9%
Revenue per billable hour	$18.88		$18.71		$0.17	0.9%

Net service revenues increased $1.1 million, to $20.4 million in 2013, from $19.3 million in 2012 primarily due to a 5% increase in billable hours.  Cost of service revenues as a percentage of net service revenues decreased to 66.3% in the second quarter of 2013 from 69.9% in 2012 primarily due to lower workers compensation expense during the period.

Total general and administrative expenses as a percent of net service revenue increased slightly to 18.2% from 18.1% of net service revenues in 2013 and 2012, primarily due to slightly higher bad debt provision in the current period.

As a result, PC segment operating income before corporate expenses increased to $3.2 million from $2.3 million in 2012, while operating income before corporate expenses as a percent of revenues increased to 15.6% in 2013 from 11.9% in 2012.

RESULTS OF OPERATIONS

SIX MONTHS

Consolidated

	Six Months Ended June 30,
	2013		2012		Change
(In thousands)	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues:
Visiting Nurse	$133,351	77.2%	$134,623	77.8%	$(1,272)	-0.9%
Personal Care	39,302	22.8%	38,524	22.2%	778	2.0%
	172,653	100.0%	173,147	100.0%	(494)	-0.3%
Operating income before corporate expenses:
Visiting Nurse	15,181	11.4%	21,380	15.9%	(6,199)	-29.0%
Personal Care	5,173	13.2%	4,761	12.4%	412	8.7%
	20,354	11.8%	26,141	15.1%	(5,787)	-22.1%
Corporate expenses	10,613	6.1%	11,004	6.4%	(391)	-3.6%
Operating income	9,741	5.6%	15,137	8.7%	(5,396)	-35.6%
Interest expense, net	(29)	0.0%	(70)	0.0%	41	-58.6%
Income tax expense	(3,802)	-2.2%	(5,839)	-3.4%	2,037	-34.9%
Net income from continuing operations	$5,910	3.4%	$9,228	5.3%	$(3,318)	-36.0%

EBITDA from continuing operations (1)	$11,693	6.8%	$17,130	9.9%	$(5,437)	-31.7%

(1)  See Page 22 for discussion of EBITDA.

The year over year decline in revenue was primarily driven by unfavorable impact of Medicare Advantage changes and Medicare rate cuts in our VN segment, partially offset by volume growth.  Refer to segment discussions for further detail.

Corporate expenses as a percent of revenue decreased to 6.1% from 6.4% in the prior year primarily due to lower incentive accruals in 2013 as compared to 2012.

The effective tax rate was approximately 39.1% in the first six months of 2013, which increased from 38.8% for the same period in 2012 due primarily to a combination of increases in permanent differences compared to pre-tax income and estimated state tax rates.

Visiting Nurse Segment

	Six Months Ended June 30,
	2013		2012		Change
(In thousands, except for statistics)	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$133,351	100.0%	$134,623	100.0%	$(1,272)	-0.9%
Cost of service revenues	65,363	49.0%	62,721	46.6%	2,642	4.2%
Gross margin	67,988	51.0%	71,902	53.4%	(3,914)	-5.4%
General and administrative expenses:
Salaries and benefits	39,406	29.6%	38,180	28.4%	1,226	3.2%
Other	13,401	10.0%	12,342	9.2%	1,059	8.6%
Total general and administrative expenses	52,807	39.6%	50,522	37.5%	2,285	4.5%
Operating income before corporate expenses	$15,181	11.4%	$21,380	15.9%	$(6,199)	-29.0%

Average number of locations	104		106		(2)	-1.9%

All payors:
Patient months	108,539		109,698		(1,159)	-1.1%
Admissions	31,864		31,361		503	1.6%
Billable visits	954,189		933,064		21,125	2.3%

Medicare:
Admissions (1)	29,235	92%	28,466	91%	769	2.7%
Revenue (in thousands)	$123,732	93%	$124,681	93%	$(949)	-0.8%
Revenue per admission	$4,232		$4,380		$(148)	-3.4%
Billable visits (1)	814,032	85%	774,530	83%	39,502	5.1%
Recertifications	15,287		15,286		1	0.0%
Payor mix % of Admissions
Traditional Medicare Episodic	91.5%		94.0%		-2.5%
Replacement Plans Paid Episodically	2.7%		3.7%		-1.0%
Replacement Plans Paid Per Visit	5.8%		2.3%		3.5%

Non-Medicare:
Admissions (1)	2,629	8%	2,895	9%	(266)	-9.2%
Revenue (in thousands)	$9,619	7%	$9,942	7%	$(323)	-3.2%
Revenue per admission	$3,659		$3,434		$225	6.5%
Billable visits (1)	140,157	15%	158,534	17%	(18,377)	-11.6%
Recertifications	2,897		3,090		(193)	-6.2%
Payor mix % of Admissions
Medicaid & other governmental	29.7%		34.5%		-4.8%
Private payors	70.3%		65.5%		4.8%

(1)  Percentages pertain to percentage of total admissions or total billable visits, as applicable.

Visiting Nurse segment net service revenues decreased by $1.3 million between years primarily due to a 1.6% increase in admissions, partially offset by a 2% Medicare sequestration rate cut ($1.5 million) and a $1.7 million reduction due to the shift of certain Medicare Advantage plans from paying episodically to paying on a per visit basis.

Cost of service revenues grew 4.2% primarily due to a 2.3% increase in visits and a 1.5% increase in average wage rates.  General and administrative expenses — salaries and benefits increased approximately $1.2 million primarily due to an increase in the size of our sales force, a smaller increase in branch-level administrative personnel costs and an increase of approximately 1.5% in average wage rates.

General and administrative expenses — other increased primarily due to an increase in the provision for uncollectible accounts arising from the same period of the prior year having an unusually low provision, the mix shift of Medicare Advantage business from episodic to per-visit reimbursement and to a lesser degree a slow-down in episodic claims processing.

As a result, VN segment operating income before corporate expenses declined $6.2 million to $15.2 million from $21.4 million in 2012, while operating income before corporate expenses as a percent of revenues decreased to 11.4% in 2013 from 15.9% in 2012.

Personal Care Segment

	Six Months Ended June 30,
	2013		2012		Change
(In thousands, except for statistics)	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$39,302	100.0%	$38,524	100.0%	$778	2.0%
Cost of service revenues	26,651	67.8%	26,425	68.6%	226	0.9%
Gross margin	12,651	32.2%	12,099	31.4%	552	4.6%
General and administrative expenses:
Salaries and benefits	4,914	12.5%	4,976	12.9%	(62)	-1.2%
Other	2,564	6.5%	2,362	6.1%	202	8.6%
Total general and administrative expenses	7,478	19.0%	7,338	19.0%	140	1.9%
Operating income before corporate expenses	$5,173	13.2%	$4,761	12.4%	$412	8.7%

Average number of locations	60		60		—	0.0%

Admissions	2,243		2,195		48	2.2%
Patient months of care	34,904		34,335		569	1.7%
Billable hours	2,098,121		2,104,859		(6,738)	-0.3%
Revenue per billable hour	$18.73		$18.30		$0.43	2.3%

Net service revenues increased $0.8 million, to $39.3 million in 2013 from $38.5 million in 2012, primarily due to changes in mix which increased our revenue per billable hour.  Cost of service revenues as a percentage of net service revenues decreased to 67.8% in the second quarter of 2013 from 68.6% in 2012 primarily due to lower workers compensation expense in the current year.

Total general and administrative expenses as a percent of net service revenue was unchanged at 19.0% of net service revenues in 2013 and 2012.

As a result, PC segment operating income before corporate expenses increased to $5.2 million from $4.8 million in 2012, while operating income before corporate expenses as a percent of revenues increased to 13.2% in 2013 from 12.4% in 2012.

Liquidity and Capital Resources

Revolving Credit Facility

We have a $125 million senior secured revolving credit facility with JP Morgan Chase Bank, NA, as Administrative Agent, Bank of America, as Syndication Agent and certain other lenders (the “Facility”).  The Facility consists of a $125 million credit line with a maturity date of December 2, 2015 and an “accordion” feature providing for potential future expansion of the Facility to $175 million.  Borrowings (other than letters of credit) under the credit facility are made at either: a) the bank’s prime rate plus a margin (ranging from 1.25% to 2.25%, currently 1.25%) or b) LIBOR plus a margin (ranging from 2.25% to 3.25%, 2.25% at June 30, 2013).  The margin for prime rate or LIBOR borrowings is determined by our leverage.  Borrowings under the Facility are secured by a first priority perfected security interest in all our tangible and intangible assets, and all our existing and future direct and indirect subsidiaries, as guarantors.

The weighted average prime rate-based interest rate was 4.50% for both the three and six months ended June 30, 2013 and 2012.  The weighted average LIBOR rates were 2.53% and 2.72% for the three and six months ended June 30, 2013 and 2012, respectively.  We pay a quarterly commitment fee of 0.30% to 0.50% on the average daily unused facility balance based on leverage. Borrowings are subject to various covenants including a multiple of 3.0 times earnings before interest, taxes, depreciation and amortization (EBITDA). EBITDA may include “Acquired EBITDA” from pro-forma acquisitions pursuant to a calculation rider, up to 50% of “Adjusted EBITDA,” as defined. Borrowings under the Facility may be used for general corporate purposes, including acquisitions. As of June 30, 2013, the formula permitted $82.2 million to be used against which we had irrevocable letters of credit totaling $5.5 million outstanding in connection with our self-insurance programs. As a result a total of $76.1 million was available for borrowing at June 30, 2013. As of June 30, 2013, we were in compliance with the Facility’s various financial covenants. Under the most restrictive of its covenants, we were required to maintain minimum net worth of at least $159.4 million at June 30, 2013.  At such date, our net worth was approximately $210.7 million.

We believe that this facility plus cash on hand will be sufficient to fund our operating needs for at least the next year.  We will continue to evaluate additional capital, including possible debt and equity investments in the Company, to support a more rapid development of the business than would be possible with internal funds.

Cash Flows

Key elements to the Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 were:

Net Change in Cash and Cash Equivalents (in thousands)	2013	2012
Provided by (used in):
Operating activities	$5,375	$7,486
Investing activities	(1,301)	(1,012)
Financing activities	(567)	(3,124)
Discontinued operations activities	1,753	566
Net change in cash and cash equivalents	$5,260	$3,916

2013

Net cash provided by operating activities resulted primarily from current period net income of $5.8 million plus certain non-cash items, net of changes in accounts receivable, accounts payable and accrued expenses.  The decrease from 2012 is primarily due to a 2013 increase in accounts receivable due primarily to RAP Suppression related issues in our VN segment.  Such issues also drove increases in accounts receivable days revenues outstanding, which was 58 at June 30, 2013 and 53 at December 31, 2012.

The cash used in investing activities was primarily due to capital expenditures.

Net cash used in financing activities for the six months ended June 30, 2013 decreased over the prior year period primarily due to cash used in 2012 for a $1.7 million stock redemption of 72,000 shares related to the previous distribution of shares to non-employee directors pursuant to the termination of the Company’s Non-Employee Directors Deferred Compensation Plan.

Net cash provided by discontinued operations was due to the $3.0 million in proceeds from sale of the Alabama agencies, which was partially offset by cash used in operating activities for the discontinued operations.

2012

Net cash provided by operating activities resulted primarily from current period net income of $9.5 million plus certain non-cash items, net of changes in accounts receivable, accounts payable and accrued expenses.  Accounts receivable days revenues outstanding was 50 at June 30, 2012 and 46 at December 31, 2011 due to processing delays as well as prepayment Additional Data Requests from Palmetto Government Benefits Administration in our VN segment.

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

The following table sets forth a reconciliation of Net Income to EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2012	2011
Net income from continuing operations	$2,584	$4,444	$5,910	$9,228
Add back:
Interest expense	11	32	29	70
Income tax expense	1,852	2,902	3,802	5,839
Depreciation and amortization	670	632	1,298	1,247
Amortization of stock-based compensation	367	385	654	746
Earnings before interest, income taxes, depreciation and amortization (EBITDA) from continuing operations	$5,484	$8,395	$11,693	$17,130

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Instruments

The Company does not use derivative instruments.

Market Risk of Financial Instruments

Our primary market risk exposure with regard to financial instruments is to changes in interest rates on long-term obligations.

At June 30, 2013, the Company had no outstanding amounts on its revolving credit facility and, therefore, a hypothetical 100 basis point increase in short-term interest rates would have no impact on annual pre-tax earnings due to higher interest expense.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures — As of June 30, 2013, the Company’s management, with participation of the Company’s Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Control Over Financial Reporting - There were no changes in the Company’s internal control over financial reporting during the second quarter of 2013, that have materially affected, or are reasonably likely to materially affect, Almost Family, Inc.’s internal control over financial reporting.

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

As previously disclosed, four derivative complaints were filed in Jefferson Circuit Court, Kentucky, against the members of the Company’s board of directors and chief financial officer.  All four lawsuits named the Company as a nominal defendant and were consolidated into a single action.  All of the complaints and the resulting consolidated complaint refer to an April 27, 2010 The Wall Street Journal article and the subsequent governmental investigations.  On February 13, 2012, the independent directors filed a motion to dismiss the complaint.  On October 2, 2012, the Court entered an order granting the motion to dismiss and dismissing the complaint with prejudice.  On November 1, 2012 the plaintiffs filed an appeal of the Court’s ruling with the Kentucky Court of Appeals.  Briefing to the Court of Appeals is complete.  In the meantime, the Board has received a demand letter dated July 17, 2013, from counsel for one of the derivative plaintiff shareholders.  The letter states that the shareholder believes certain of the Company’s officers and directors violated their fiduciary duties based on allegations similar to those described in the consolidated complaint.  The letter requests that the Board take appropriate action against the individuals in question.  The Board is considering how to respond to the shareholder demand.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

Effective August 3, 2013, Anne T. Liechty assumed the new non-executive position with the Company of Senior Vice President of Special Projects.  In connection with her reduced responsibilities, Ms. Liechty’s annual base salary will be $156,000.  Ms. Liechty has been employed by the Company since 1986, most recently as Senior Vice President — VN Operations — North.

ITEM 6. EXHIBITS

10.1

Almost Family, Inc. 2013 Stock and Incentive Compensation Plan (incorporated by reference to Appendix A of the Definitive Proxy Statement on Schedule 14A as filed on April 4, 2013)

10.2

Offer of Employment letter dated March 12, 2013, between the Registrant and Daniel Schwartz.

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

101

Financial statements from the quarterly report on Form 10-Q of Almost Family, Inc. for the quarter ended June 30, 2013, filed on August 6, 2013, formatted in XBRL:  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALMOST FAMILY, INC.

Date August 6, 2013	By:	/s/ William B. Yarmuth
William B. Yarmuth
Chairman of the Board and
Chief Executive Officer

	By:	/s/ C. Steven Guenthner
C. Steven Guenthner
President and
Principal Financial Officer