Form 10-Q
period 2013-09-30
ALMOST FAMILY INC
filed 2013-11-08
CIK 799231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Yes ☐              No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock    $0.10 par value

Shares outstanding at November 1, 2013  9,408,651

ALMOST FAMILY, INC. AND SUBSIDIARIES

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2013
(In thousands)	(UNAUDITED)	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,096	$26,120
Accounts receivable - net	48,060	49,971
Prepaid expenses and other current assets	7,045	6,968
Deferred tax assets	7,044	6,580
TOTAL CURRENT ASSETS	90,245	89,639

PROPERTY AND EQUIPMENT - NET	5,775	5,401
GOODWILL	141,370	132,014
OTHER INTANGIBLE ASSETS	21,121	19,967
OTHER ASSETS	626	781
OTHER ASSETS, HELD FOR SALE	—	1,457
	$259,137	$249,259

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,862	$4,599
Accrued other liabilities	22,097	21,874
Current portion of notes payable	842	625
TOTAL CURRENT LIABILITIES	27,801	27,098

LONG-TERM LIABILITIES:
Notes payable	116	500
Deferred tax liabilities	17,356	16,785
Other liabilities	169	561
TOTAL LONG-TERM LIABILITIES	17,641	17,846
TOTAL LIABILITIES	45,442	44,944

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.05; authorized 2,000 shares; none issued or outstanding	—	—
Common stock, par value $0.10; authorized 25,000; 9,500 and 9,421 issued and outstanding	950	942
Treasury stock, at cost, 91 and 91 shares of common stock	(2,320)	(2,320)
Additional paid-in capital	103,419	101,945
Retained earnings	111,646	103,748
TOTAL STOCKHOLDERS’ EQUITY	213,695	204,315
	$259,137	$249,259

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine months Ended September 30,
	2013	2012	2013	2012
Net service revenues	$88,818	$83,880	$261,471	$257,027
Cost of service revenues (excluding depreciation & amortization)	47,551	43,803	139,565	132,951
Gross margin	41,267	40,077	121,906	124,076
General and administrative expenses:
Salaries and benefits	25,814	23,334	75,170	72,193
Other	11,739	9,871	33,281	29,874
Total general and administrative expenses	37,553	33,205	108,451	102,067
Operating income	3,714	6,872	13,455	22,009
Interest expense, net	(13)	(17)	(42)	(87)
Income before income taxes	3,701	6,855	13,413	21,922
Income tax expense	(1,462)	(2,708)	(5,264)	(8,547)
Net income from continuing operations	$2,239	$4,147	$8,149	$13,375

Discontinued operations:
(Loss) gain from operations, net of tax of ($72), ($32), ($74) and $127	$(110)	$(48)	$(420)	$204
Gain on sale, net of tax of $973	—	—	169	—
(Loss) gain on discontinued operations	(110)	(48)	(251)	204
Net income	$2,129	$4,099	$7,898	$13,579

Per share amounts-basic:
Average shares outstanding	9,302	9,256	9,269	9,262
Continued operations	$0.24	$0.45	$0.88	$1.44
Discontinued operation	$(0.01)	$(0.01)	$(0.03)	$0.03
Net income	$0.23	$0.44	$0.85	$1.47

Per share amounts-diluted:
Average shares outstanding	9,348	9,315	9,354	9,329
Continued operations	$0.24	$0.45	$0.87	$1.43
Discontinued operation	$(0.01)	$(0.01)	$(0.03)	$0.03
Net income	$0.23	$0.44	$0.84	$1.46

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$7,898	$13,579
(Loss) gain on discontinued operations, net of tax	(251)	204
Net income from continuing operations	8,149	13,375
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	2,005	1,893
Provision for uncollectible accounts	4,087	1,926
Stock-based compensation	1,039	1,128
Deferred income taxes	1,108	2,674

Change in certain net assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(1,884)	(5,918)
Prepaid expenses and other current assets	(129)	(595)
Other assets	151	179
Accounts payable and accrued expenses	(279)	(1,009)
Net cash from operating activities	14,247	13,653

Cash flows from investing activities:
Capital expenditures	(1,625)	(1,498)
Acquisitions, net of cash acquired	(12,011)	(538)
Net cash from investing activities	(13,636)	(2,036)

Cash flows from financing activities:
Proceeds from exercise of stock options	4	70
Purchase of common stock in connection with share awards	—	(1,852)
Tax impact of share awards	(61)	(142)
Principal payments on notes payable and capital leases	(532)	(1,200)
Net cash from financing activities	(589)	(3,124)

Cash flows from discontinued operations:
Operating activities	(1,129)	561
Investing activities	3,083	(31)
Net cash from discontinued operations	1,954	530

Net change in cash and cash equivalents	1,976	9,023
Cash and cash equivalents at beginning of period	26,120	33,693
Cash and cash equivalents at end of period	$28,096	$42,716

Summary of non-cash investing and financing activities:
Acquisitions funded by stock	$500	$—

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Unless otherwise indicated, all dollars and share amounts are in thousands, except per share data)

1.                                      Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2013 and 2012 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations.  Accordingly, the reader of this Form 10-Q is referred to Almost Family, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2012 for further information.  In the opinion of management of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position at September 30, 2013, the results of operations for the three and nine month periods ended September 30, 2013 and cash flows for the nine month periods ended September 30, 2013 and 2012.  The results of operations for the three and nine month periods ended September 30, 2013 are not necessarily indicative of the operating results for the year.

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

2.                                Segment Data

The Company has two reportable segments, VN and Personal Care (PC), which operate locations in Florida, Ohio, Kentucky, Connecticut, New Jersey, Massachusetts, Missouri, Indiana, Illinois, and Pennsylvania.  Reportable segments have been identified based upon how management has organized the business by services provided to customers and the criteria in ASC 280, Segment Reporting.  The Company does not allocate certain expenses to the reportable segments.  These expenses are included in corporate expenses.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net service revenues:
Visiting Nurse	$67,802	$64,632	$201,153	$199,255
Personal Care	21,016	19,248	60,318	57,772
	88,818	83,880	261,471	257,027
Operating income before corporate expenses:
Visiting Nurse	7,316	8,986	22,497	30,367
Personal Care	2,566	2,822	7,739	7,583
	9,882	11,808	30,236	37,950
Corporate expenses	6,168	4,936	16,781	15,941
Operating income	$3,714	$6,872	$13,455	$22,009
Interest expense, net	(13)	(17)	(42)	(87)
Income tax expense	(1,462)	(2,708)	(5,264)	(8,547)
Net income from continuing operations	$2,239	$4,147	$8,149	$13,375

3.                                      Capitalized Software Development Costs

The Company capitalizes the cost of internally generated computer software developed for the Company’s own use.  Software development costs of approximately $119 and $188 were capitalized in the three months ended September 30, 2013 and 2012, respectively.  Software development costs of approximately $524 and $465 were capitalized in the nine months ended September 30, 2013 and 2012, respectively.  Capitalized software development costs are amortized over the estimated useful life, generally three years, once the software is ready for its intended use.

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

The following table summarizes the activity related to goodwill and other intangible assets for 2013:

		Other Intangible Assets
		Certificates
		of Need and	Trade	Non-compete
	Goodwill	licenses	Names	Agreements	Total
Balances at 12-31-12	$132,014	$9,391	$10,421	$155	$19,967
Changes	9,356	1,100	75	50	1,225
Amortization	—	—	(8)	(63)	(71)
Balances at 9-30-13	$141,370	$10,491	$10,488	$142	$21,121

Of total goodwill, $110,396 and $30,974 relates to the VN segment and the PC segment, respectively. Changes to goodwill include VN segment acquisition additions and adjustments related to a previous acquisition.  Changes in other intangible assets relate to preliminary purchase allocations of current period acquisitions.  Amortization expense recognized on finite-lived intangible assets for the third quarter of 2013 and 2012 was $26 and $19, respectively, and $71 and $52 for the nine month period ended September 30, 2013 and 2013, respectively.

5.                                      Revolving Credit Facility

At September 30, 2013, the Company had a $125 million senior secured revolving credit facility with JP Morgan Chase Bank, NA, as Administrative Agent, Bank of America, as Syndication Agent and certain other lenders (the “Facility”).  The Facility consists of a $125 million credit line with a maturity date of December 2, 2015 and an “accordion” feature providing for potential future expansion of the Facility to $175 million.  Borrowings (other than letters of credit) under the credit facility are at either the bank’s prime rate plus a margin (ranging from 1.25% to 2.25%, currently 1.25%) or the London Interbank Offered Rate (LIBOR) plus a margin (ranging from 2.25% to 3.25%, 2.25% at September 30, 2013).  The margin for prime rate or LIBOR borrowings is determined by the Company’s leverage.  Borrowings under the Facility are secured by a first priority perfected security interest in all tangible and intangible assets of the Company, and all existing and future direct and indirect subsidiaries of the Company, as guarantors.

The weighted average prime rate-based interest rate was 4.50% for both the nine months ended September 30, 2013 and 2012.  The weighted average LIBOR rates were 2.53% and 2.72% for the nine months ended September 30, 2013 and 2012, respectively.  The Company pays a quarterly commitment fee of 0.30% to 0.50% on the average daily unused facility balance based on leverage. Borrowings are subject to various covenants including a multiple of 3.0 times earnings before interest, income tax, depreciation and amortization (“EBITDA”).  “EBITDA” may include “Acquired EBITDA” from pro-forma acquisitions pursuant to a calculation rider, up to 50% of “Adjusted EBITDA,” as defined.  Borrowings under the Facility may be used for general corporate purposes, including acquisitions.  As of September 30, 2013, the formula permitted $73.1 million to be used, of which no amounts were outstanding.  The Company had irrevocable letters of credit totaling $5.5 million outstanding in connection with the Company’s self-insurance programs, which resulted in a total of $66.7 million being available for use at September 30, 2013.  As of September 30, 2013, the Company was in compliance with the Facility’s various financial covenants.  Under the most restrictive of its covenants, the Company was required to maintain minimum net worth of at least $160.5 million at September 30, 2013.  At such date, the Company’s net worth was approximately $213.7 million.

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

	Restricted shares		Options
		Wtd Avg. Grant		Wtd Avg. Ex.
	Shares	Price	Shares	Price
December 31, 2012	50	$31.35	341	$25.62
Granted	58	20.29	68	20.71
Vested or exercised	(7)	42.72	(1)	4.28
Forfeited	—	—	(23)	30.77
September 30, 2013	101	$24.16	385	$24.51

8.                                      Earnings per Common Share

A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted earnings per common share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Basic weighted average outstanding shares	9,302	9,256	9,269	9,262
Add common equivalent shares representing shares issuable upon exercise of dilutive awards	46	59	85	67
Diluted weighted average number of shares	9,348	9,315	9,354	9,329

Anti-dilutive shares excluded from calculation	378	218	254	218

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

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against the Company by various claimants.  The claims are in various stages of processing and some may ultimately be brought to trial.  The Company is aware of incidents that have occurred through September 30, 2013 that may result in the assertion of additional claims.  The Company currently carries professional and general liability insurance coverage (on a claims made basis) for this exposure with no deductible.  The Company also carries Director and Officer (D&O) coverage (also on a claims made basis) for potential claims against the Company’s directors and officers, including certain securities actions, with deductibles ranging from $100 to $250 per claim.

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

As previously disclosed, four derivative complaints were filed in Jefferson Circuit Court, Kentucky, against the members of the Company’s board of directors (the Board) and chief financial officer.  All four lawsuits named the Company as a nominal defendant and were consolidated into a single action.  All of the complaints and the resulting consolidated complaint refer to an April 27, 2010 The Wall Street Journal article and the subsequent governmental investigations.  On February 13, 2012, the independent directors filed a motion to dismiss the complaint.  On October 2, 2012, the Court entered an order granting the motion to dismiss and dismissing the complaint with prejudice.  On November 1, 2012 the plaintiffs filed an appeal of the Court’s ruling with the Kentucky Court of Appeals.  Briefing to the Court of Appeals is complete.  In the meantime, the Board has received a demand letter dated July 17, 2013, from counsel for one of the derivative plaintiff shareholders.  The letter states that the shareholder believes certain of the Company’s officers and directors violated their fiduciary duties based on allegations similar to those described in the consolidated complaint.  The letter requests that the Board take appropriate action against the individuals in question.  The Board is working on a response to the shareholder demand.  As a further result of the demand from the plaintiff shareholder, the Company’s outside directors have filed a motion with the Court of Appeals asking the Court to dismiss the appeal as moot.  That motion is fully briefed and awaits decision by the Court.

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

10.                               Acquisitions

On July 19, 2013, the Company acquired the assets of the Medicare-certified home health agencies owned by Indiana based Home Care Network for a purchase price of $12.5 million, consisting of $12.0 million in cash and $0.5 million in Almost Family, Inc. common stock.  The cash portion of the transaction was funded from cash on hand.  A preliminary allocation of purchase price resulted primarily in the allocation of $0.7 million to both accounts receivable and property plant and equipment with the remainder being allocated to goodwill and intangible assets.  Adjustments to the current fair value estimates may occur in future periods as the process conducted for various valuations and assessments is finalized.

11.                               Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes.  The Company’s effective income tax rates from continuing operations for the three and nine month periods ended September 30, 2013 and 2012 were approximately 39.5% and 39.5%, respectively, and 39.2% and 39.0%, respectively.  The lower year to date income tax rates from continuing operations was primarily due to a benefit resulting from the January 2, 2013 retroactive extension of the Work Opportunity Tax Credit that was recognized in the first quarter of 2013, while 2012 included the favorable impact of certain tax planning strategies.

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

12.                               Subsequent Events

In October of 2013, the Company acquired a controlling interest in Imperium Health Management, LLC, (Imperium) a Louisville, KY based, development-stage enterprise that provides strategic health management services to Accountable Care Organizations (ACO’s).  The Company acquired a 61.5% interest in Imperium for a total of $5.8 million of which $3 million went into Imperium for its general corporate purposes including pursuit of its business plan.  The transaction was funded from cash on hand.  The purchase price is expected to be primarily allocated to goodwill.

On November 4, 2013, the Company signed a definitive agreement to acquire the stock of Omni Home Health Holdings, Inc. (operating as SunCrest Healthcare) and subsidiaries, for approximately $75.5 million, subject to a working capital adjustment.  The transaction will be primarily funded from the Company’s existing cash and borrowings from its senior secured revolving credit facility.  The transaction is expected to close before the end of the year pending regulatory approvals and the satisfaction of customary closing conditions.  The Company expects the acquisition will add approximately $150 million in revenue across nine states, of which approximately $134 million will be classified in the Company’s VN segment, with the remainder classified in the PC segment.  The acquisition includes new service areas in Tennessee, Georgia, Mississippi and Alabama, while expanding the Company’s existing geographic footprint in Florida, Pennsylvania, Indiana, Illinois and Kentucky.

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

Operating Segments

We have two reportable segments, Visiting Nurse (VN) and Personal Care (PC), which operate locations in Florida, Ohio, Kentucky, Connecticut, New Jersey, Massachusetts, Missouri, Illinois, Indiana and Pennsylvania (in order of revenue significance).  Reportable segments have been identified based upon how management has organized the business by services provided to customers and the criteria in ASC 280, Segment Reporting.

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

Discontinued Operations

When appropriate, we reclassify operating units closed, sold, or held for sale out of continuing operations and into discontinued operations for all periods presented.  During the quarter ended June 30, 2013, we completed the sale of our only two Alabama locations, which operated in our VN segment.  The operations and gain on sale related thereto were reclassified from continuing operations to discontinued operations for all periods presented.  Unless otherwise noted, Management’s Discussion and Analysis of Financial Condition and Results of Operations excludes amounts attributable to discontinued operations.

Health Care Reform Legislation and Medicare Regulations

The reader is encouraged to review our detailed discussion of Health Care Reform Legislation and Medicare Regulations in the similarly titled section in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” along with the discussion under “Government Regulation” in Part I, Item 1, “Business” including but not limited to Item 1A. “Risk Factors” in the Company’s annual report on Form 10-K for year ended December 31, 2012.  Additional developments since filing the Form 10-K include:

•                  All Medicare providers, including the Company, became subject to a 2% rate reduction as specified in the Budget Control Act of 2011, commonly referred to as “Sequestration”, which went into effect during the first quarter of 2013 for episodes ended after March 31, 2013.  Sequestration reduced our revenues and pretax earnings during the quarter ended September 30, 2013 by $1.2 million and reduced our diluted EPS by $0.08. Similar amounts for the year to date period ended September 30, 2013 were $3.0 million and $0.20, respectively.

•                  In April 2013, one of our fiscal intermediaries, Palmetto Government Benefits Administration (Palmetto), announced plans to temporarily limit certain providers’ ability to bill Request for Anticipated Payment (RAP) claims which advance partial funding to providers prior to submission of final claims following the end of the episode (RAP Suppression).  As of the date of this filing, none of our providers were on RAP Suppression.

•                  On June 28, 2013, the Centers for Medicare and Medicaid Services issued the proposed rule for 2014.  The proposed rule included the maximum rebasing cut in Medicare reimbursement rates (3.5% rate reduction in each of the years 2014-2017) allowable by the Patient Protection and Affordable Care Act (the ACA), which was signed into law in March 2010.  The rebasing cuts are in addition to other legislated cuts for that same period by the ACA.  The 2014 proposed rule is currently open for comment.  The final rule is expected to be released in late November 2013.

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

Shareholder Litigation

See Note 9 to the consolidated financial statements and Part II, Item 1, “Legal Proceedings” of this Form 10-Q for a discussion of certain litigation.  The Company is unable to predict the outcome of these matters. However, the Company may incur ongoing expenses, net of insurance recoveries, if any, related to defense of such complaints.

Seasonality

Our VN segment operations located in Florida normally experience higher admissions during the first quarter and lower admissions during the third quarter than in the other quarters due to seasonal population fluctuations.

RESULTS OF OPERATIONS

THREE MONTHS

Consolidated

	Three Months Ended September 30,
	2013		2012		Change
(In thousands)	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues:
Visiting Nurse	$67,802	76.3%	$64,632	77.1%	$3,170	4.9%
Personal Care	21,016	23.7%	19,248	22.9%	1,768	9.2%
	88,818	100.0%	83,880	100.0%	4,938	5.9%
Operating income before corporate expenses:
Visiting Nurse	7,316	10.8%	8,986	13.9%	(1,670)	-18.6%
Personal Care	2,566	12.2%	2,822	14.7%	(256)	-9.1%
	9,882	11.1%	11,808	14.1%	(1,926)	-16.3%
Corporate expenses	6,168	6.9%	4,936	5.9%	1,232	25.0%
Operating income	3,714	4.2%	6,872	8.2%	(3,158)	-46.0%
Interest expense, net	(13)	0.0%	(17)	0.0%	4	-23.5%
Income tax expense	(1,462)	-1.6%	(2,708)	-3.2%	1,246	-46.0%

Net income from continuing operations	$2,239	2.5%	$4,147	4.9%	$(1,908)	-46.0%

EBITDA from continuing operations (1)	$4,806	5.4%	$7,900	9.4%	$(3,094)	-39.2%

(1)         See Page 22 for discussion of EBITDA.

Net service revenues increased year over year primarily as a result of volume growth in both our VN and PC segments, along with an acquisition during the third quarter in the VN segment, partially offset by the VN segment’s Medicare rate cut and Medicare Advantage shift.  Refer to segment discussions for further detail.

Corporate expenses as a percent of revenue increased to 6.9% from 5.9% in the prior year primarily due to $0.8 million in deal and transition costs incurred in 2013, up from $0.2 million in the prior year period, with the remainder primarily due to the reversal of incentives in the third quarter of 2012 which were accrued in the first half of 2012.

The effective tax rate was approximately 39.5% in the third quarter of 2013, which was unchanged from the third quarter of 2012.

Visiting Nurse Segment

	Three Months Ended September 30,
	2013		2012		Change
(In thousands, except for statistics)	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$67,802	100.0%	$64,632	100.0%	$3,170	4.9%
Cost of service revenues	33,119	48.8%	30,791	47.6%	2,328	7.6%
Gross margin	34,683	51.2%	33,841	52.4%	842	2.5%
General and administrative expenses:
Salaries and benefits	20,462	30.2%	18,402	28.5%	2,060	11.2%
Other	6,905	10.2%	6,453	10.0%	452	7.0%
Total general and administrative expenses	27,367	40.4%	24,855	38.5%	2,512	10.1%
Operating income before corporate expenses	$7,316	10.8%	$8,986	13.9%	$(1,670)	-18.6%

Average number of locations	110		104		6	5.8%

All payors:
Patient months	54,345		52,266		2,079	4.0%
Admissions	15,323		15,055		268	1.8%
Billable visits	484,197		453,422		30,775	6.8%

Medicare:
Admissions (1)	14,031	92%	13,381	89%	650	4.9%
Revenue (in thousands)	$62,740	93%	$59,838	93%	$2,902	4.8%
Revenue per admission	$4,472		$4,472		$(0)	0.0%
Billable visits (1)	414,591	86%	377,835	83%	36,756	9.7%
Recertifications	8,412		7,837		575	7.3%
Payor mix % of Admissions
Traditional Medicare Episodic	92.6%		94.0%		-1.4%
Replacement Plans Paid Episodically	2.2%		2.9%		-0.7%
Replacement Plans Paid Per Visit	5.2%		3.1%		2.1%

Non-Medicare:
Admissions (1)	1,292	8%	1,673	11%	(381)	-22.8%
Revenue (in thousands)	$5,062	7%	$4,794	7%	$268	5.6%
Revenue per admission	$3,918		$2,866		$1,052	36.7%
Billable visits (1)	69,606	14%	75,586	17%	(5,980)	-7.9%
Recertifications	1,311		1,603		(292)	-18.2%
Payor mix % of Admissions
Medicaid & other governmental	38.2%		40.4%		-2.2%
Private payors	61.8%		59.6%		2.2%

	$—		$—

(1)         Percentages pertain to percentage of total admissions or total billable visits, as applicable.

The Indiana Home Care acquisition, which closed on July 19, 2013, increased net service revenues by $2.2 million and operating income before corporate expenses by $0.6 million.

Visiting Nurse segment net service revenues increased by $3.2 million, or 4.9%, from the prior year due to acquired and organic Medicare volume growth which combined to increase Medicare admissions and recertifications by 4.9% and 7.3%, respectively (both increased 2.2% organically). These increases were partially offset by a 2.0% Medicare sequestration rate cut ($1.2 million) and a $0.6 million reduction due to the shift of certain Medicare Advantage plans from paying episodically to paying on a per visit basis (the MA Shift).

Cost of service revenues grew 7.6% primarily due to an overall 6.8% increase in visits.  General and administrative expenses — salaries and benefits increased approximately

$2.1 million primarily due to acquired and organic volume increases with the remainder due to a planned temporary increase in branch-level administrative personnel and an increase in the size of our sales force.

General and administrative expenses — other increased primarily due to an increase in the provision for uncollectible accounts related to the MA Shift.

As a result, VN segment operating income before corporate expenses declined $1.7 million to $7.3 million from $9.0 million in 2012, while operating income before corporate expenses as a percent of revenues decreased to 10.8% in 2013 from 13.9% in 2012.

Personal Care Segment

	Three Months Ended September 30,
	2013		2012		Change
(In thousands, except for statistics)	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$21,016	100.0%	$19,248	100.0%	$1,768	9.2%
Cost of service revenues	14,408	68.6%	13,005	67.6%	1,403	10.8%
Gross margin	6,608	31.4%	6,243	32.4%	365	5.8%
General and administrative expenses:
Salaries and benefits	2,642	12.6%	2,468	12.8%	174	7.1%
Other	1,400	6.7%	953	5.0%	447	46.9%
Total general and administrative expenses	4,042	19.2%	3,421	17.8%	621	18.2%
Operating income before corporate expenses	$2,566	12.2%	$2,822	14.7%	$(256)	-9.1%

Average number of locations	60		60		—	0.0%

Admissions	1,018		1,052		(34)	-3.2%
Patient months of care	17,590		17,689		(99)	-0.6%
Billable hours	1,176,802		1,072,936		103,866	9.7%
Revenue per billable hour	$17.86		$17.94		$(0.08)	-0.5%

Net service revenues increased $1.8 million, or 9.2% to $21.0 million in 2013, from $19.2 million in 2012 due to a 9.7% volume increase in billable hours.  Cost of service revenues as a percentage of net service revenues increased to 68.6% in the third quarter of 2013 from 67.6% in 2012 primarily due to changes in mix related to faster growth in lower margin business.

Total general and administrative expenses as a percent of net service revenue increased to 19.2% from 17.8% of net service revenues in 2013 and 2012, primarily due to $0.4 million higher bad debt provision in the current period as the prior year period included a benefit while the current period expense includes a more normal level of expense.

As a result, PC segment operating income before corporate expenses decreased slightly to $2.6 million from $2.8 million in 2012, while operating income before corporate expenses as a percent of revenues decreased to 12.2% in 2013 from 14.7% in 2012.

RESULTS OF OPERATIONS

NINE MONTHS

Consolidated

	Nine Months Ended September 30,
	2013		2012		Change
(In thousands)	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues:
Visiting Nurse	$201,153	76.9%	$199,255	77.5%	$1,898	1.0%
Personal Care	60,318	23.1%	57,772	22.5%	2,546	4.4%
	261,471	100.0%	257,027	100.0%	4,444	1.7%
Operating income before corporate expenses:
Visiting Nurse	22,497	11.2%	30,367	15.2%	(7,870)	-25.9%
Personal Care	7,739	12.8%	7,583	13.1%	156	2.1%
	30,236	11.6%	37,950	14.8%	(7,714)	-20.3%
Corporate expenses	16,781	6.4%	15,941	6.2%	840	5.3%
Operating income	13,455	5.1%	22,009	8.6%	(8,554)	-38.9%
Interest expense, net	(42)	0.0%	(87)	0.0%	45	-51.7%
Income tax expense	(5,264)	-2.0%	(8,547)	-3.3%	3,283	-38.4%

Net income from continuing operations	$8,149	3.1%	$13,375	5.2%	$(5,226)	-39.1%

EBITDA from continuing operations (1)	$16,499	6.3%	$25,030	9.7%	$(8,531)	-34.1%

(1)  See Page 22 for discussion of EBITDA.

The year over year increase in revenue was primarily driven by volume growth in our VN and PC segments, which was partially offset by Medicare rate cuts and the MA Shift in our VN segment.  Refer to segment discussions for further detail.

Corporate expenses as a percent of revenue increased slightly to 6.4% from 6.2% in the prior year primarily due to higher levels of deal related costs.

The effective tax rate was approximately 39.2% in the first nine months of 2013, which increased slightly from the 39.0% for the same period in 2012.

Visiting Nurse Segment

	Nine Months Ended September 30,
	2013		2012		Change
(In thousands, except for statistics)	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$201,153	100.0%	$199,255	100.0%	$1,898	1.0%
Cost of service revenues	98,483	49.0%	93,511	46.9%	4,972	5.3%
Gross margin	102,670	51.0%	105,744	53.1%	(3,074)	-2.9%
General and administrative expenses:
Salaries and benefits	59,867	29.8%	56,582	28.4%	3,285	5.8%
Other	20,306	10.1%	18,795	9.4%	1,511	8.0%
Total general and administrative expenses	80,173	39.9%	75,377	37.8%	4,796	6.4%
Operating income before corporate expenses	$22,497	11.2%	$30,367	15.2%	$(7,870)	-25.9%

Average number of locations	106		105		1	1.0%

All payors:
Patient months	163,349		159,104		4,245	2.7%
Admissions	47,240		46,676		564	1.2%
Billable visits	1,438,304		1,380,321		57,983	4.2%

Medicare:
Admissions (1)	43,289	92%	41,976	90%	1,313	3.1%
Revenue (in thousands)	$186,473	93%	$184,519	93%	$1,954	1.1%
Revenue per admission	$4,308		$4,396		$(88)	-2.0%
Billable visits (1)	1,229,145	85%	1,152,365	83%	76,780	6.7%
Recertifications	24,439		23,275		1,164	5.0%
Payor mix % of Admissions
Traditional Medicare Episodic	91.9%		94.0%		-2.1%
Replacement Plans Paid Episodically	2.5%		3.4%		-0.9%
Replacement Plans Paid Per Visit	5.6%		2.6%		3.0%

Non-Medicare:
Admissions (1)	3,951	8%	4,700	10%	(749)	-15.9%
Revenue (in thousands)	$14,680	7%	$14,736	7%	$(56)	-0.4%
Revenue per admission	$3,716		$3,135		$580	18.5%
Billable visits (1)	209,159	15%	227,956	17%	(18,797)	-8.2%
Recertifications	4,031		4,693		(662)	-14.1%
Payor mix % of Admissions
Medicaid & other governmental	33.0%		38.5%		-5.5%
Private payors	67.0%		61.5%		5.5%

	$—		$—

(1)  Percentages pertain to percentage of total admissions or total billable visits, as applicable.

The Indiana Home Care acquisition, which closed on July 19, 2013, increased net service revenues by $2.2 million and operating income before corporate expenses by $0.6 million.

Visiting Nurse segment net service revenues increased by $1.9 million due to organic and acquired volume growth which combined to increase Medicare admissions and recertifications by 3.1% and 5.0%, respectively.  These increases were partially offset by a 2.0% Medicare sequestration rate cut ($3.0 million) and a $2.4 million reduction due to the MA Shift.

Cost of service revenues grew 5.3% primarily due to a 4.2% increase in visits.  General and administrative expenses — salaries and benefits increased approximately $3.3 million primarily due to the aforementioned organic and acquired volume increases with the remainder due to an increase in the size of our sales force and a planned temporary increase in branch-level administrative personnel.

General and administrative expenses — other increased primarily due to an increase in the provision for uncollectible accounts relative to having an unusually low provision from the same period of the prior year with the remainder due to additional provision related to the MA shift.

As a result, VN segment operating income before corporate expenses declined $7.9 million to $22.5 million from $30.4 million in 2012, while operating income before corporate expenses as a percent of revenues decreased to 11.2% in 2013 from 15.2% in 2012.

Personal Care Segment

	Nine Months Ended September 30,
	2013		2012		Change
(In thousands, except for statistics)	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$60,318	100.0%	$57,772	100.0%	$2,546	4.4%
Cost of service revenues	41,059	68.1%	39,431	68.3%	1,628	4.1%
Gross margin	19,259	31.9%	18,341	31.7%	918	5.0%
General and administrative expenses:
Salaries and benefits	7,555	12.5%	7,443	12.9%	112	1.5%
Other	3,965	6.6%	3,315	5.7%	650	19.6%
Total general and administrative expenses	11,520	19.1%	10,758	18.6%	762	7.1%
Operating income before corporate expenses	$7,739	12.8%	$7,583	13.1%	$156	2.1%

Average number of locations	60		60		—	0.0%

Admissions	3,261		3,247		14	0.4%
Patient months of care	52,494		52,024		470	0.9%
Billable hours	3,393,413		3,195,530		197,883	6.2%
Revenue per billable hour	$17.78		$18.08		$(0.30)	-1.7%

Net service revenues increased $2.5 million, or 4.4%, to $60.3 million in 2013 from $57.8 million in 2012, primarily due to a 6.2% increase in billable hours which was partially offset by mix changes.  Cost of service revenues as a percentage of net service revenues decreased slightly to 68.1% in the third quarter of 2013 from 68.3% in 2012 primarily due to lower workers compensation expense in the current year.

Total general and administrative expenses as a percent of net service revenue increased to 19.1% in the current period from 18.6% in the 2012 period primarily due to $0.5 million higher bad debt provision in the current period as the prior year period included a benefit, while the current period expense includes a more normal level of expense.

As a result, PC segment operating income before corporate expenses increased to $7.7 million from $7.6 million in 2012, while operating income before corporate expenses increased $0.2 million, or 2.1%.

Liquidity and Capital Resources

Revolving Credit Facility

We have a $125 million senior secured revolving credit facility with JP Morgan Chase Bank, NA, as Administrative Agent, Bank of America, as Syndication Agent and certain other lenders (the “Facility”).  The Facility consists of a $125 million credit line with a maturity date of December 2, 2015 and an “accordion” feature providing for potential future expansion of the Facility to $175 million.  Borrowings (other than letters of credit) under the credit facility are made at either: a) the bank’s prime rate plus a margin (ranging from 1.25% to 2.25%, currently 1.25%) or b) LIBOR plus a margin (ranging from 2.25% to 3.25%, 2.25% at September 30, 2013).  The margin for prime rate or LIBOR borrowings is determined by our leverage.  Borrowings under the Facility are secured by a first priority perfected security interest in all our tangible and intangible assets, and all our existing and future direct and indirect subsidiaries, as guarantors.

The weighted average prime rate-based interest rate was 4.50% for both the nine months ended September 30, 2013 and 2012.  The weighted average LIBOR rates were 2.53% and 2.72% for the nine months ended September 30, 2013 and 2012, respectively.  We pay a quarterly commitment fee of 0.30% to 0.50% on the average daily unused facility balance based on leverage. Borrowings are subject to various covenants including a multiple of 3.0 times earnings before interest, taxes, depreciation and amortization (EBITDA). EBITDA may include “Acquired EBITDA” from pro-forma acquisitions pursuant to a calculation rider, up to 50% of “Adjusted EBITDA,” as defined. Borrowings under the Facility may be used for general corporate purposes, including acquisitions. As of September 30, 2013, the formula permitted $73.1 million to be used against which we had irrevocable letters of credit totaling $5.5 million outstanding in connection with our self-insurance programs. As a result a total of $66.7 million was available for borrowing at September 30, 2013. As of September 30, 2013, we were in compliance with the Facility’s various financial covenants. Under the most restrictive of its covenants, we were required to maintain minimum net worth of at least $160.5 million at September 30, 2013.  At such date, our net worth was approximately $213.7 million.

We believe that this facility plus cash on hand will be sufficient to fund our operating needs for at least the next year.  We will continue to evaluate additional capital, including possible debt and equity investments in the Company, to support a more rapid development of the business than would be possible with internal funds.

Cash Flows

Key elements to the Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 were:

Net Change in Cash and Cash Equivalents (in thousands)	2013	2012
Provided by (used in):
Operating activities	$14,247	$13,653
Investing activities	(13,636)	(2,036)
Financing activities	(589)	(3,124)
Discontinued operations activities	1,954	530
Net change in cash and cash equivalents	$1,976	$9,023

2013

Net cash provided by operating activities resulted primarily from current period net income of $7.9 million plus certain non-cash items, net of changes in accounts receivable, accounts payable and accrued expenses.  The increase from 2012 is primarily due to a decrease in accounts receivable days revenues outstanding, which was 50 at September 30, 2013 and 53 at December 31, 2012.

The cash used in investing activities was primarily due to the Indiana Home Care acquisition completed in the third quarter of 2013, with the remainder due to capital expenditures.

Net cash used in financing activities for the nine months ended September 30, 2013 decreased over the prior year period primarily due to cash used in 2012 for a $1.7 million stock redemption of 72,000 shares related to the previous distribution of shares to non-employee directors pursuant to the termination of the Company’s Non-Employee Directors Deferred Compensation Plan.

Net cash provided by discontinued operations was due to the $3.0 million in proceeds from sale of the Alabama agencies in the second quarter of 2013, which was partially offset by cash used in operating activities for the discontinued operations.

2012

Net cash provided by operating activities resulted primarily from current period net income of $13.6 million plus certain non-cash items, net of changes in accounts receivable, accounts payable and accrued expenses.  Accounts receivable days revenues outstanding was 52 at September 30, 2012 and 46 at December 31, 2011 due to processing delays as well as prepayment Additional Data Requests (ADR) from Palmetto Government Benefits Administration in our VN segment.

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

The following table sets forth a reconciliation of Net Income to EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2013	2012	2013	2012
Net income from continuing operations	$2,239	$4,147	$8,149	$13,375
Add back:
Interest expense	13	17	42	87
Income tax expense	1,462	2,708	5,264	8,547
Depreciation and amortization	707	646	2,005	1,893
Amortization of stock-based compensation	385	382	1,039	1,128
Earnings before interest, income taxes, depreciation and amortization (EBITDA) from continuing operations	$4,806	$7,900	$16,499	$25,030

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Instruments

The Company does not use derivative instruments.

Market Risk of Financial Instruments

Our primary market risk exposure with regard to financial instruments is to changes in interest rates on long-term obligations.

At September 30, 2013, the Company had no outstanding amounts on its revolving credit facility and, therefore, a hypothetical 100 basis point increase in short-term interest rates would have no impact on annual pre-tax earnings due to higher interest expense.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures — As of September 30, 2013, the Company’s management, with participation of the Company’s Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Control Over Financial Reporting - There were no changes in the Company’s internal control over financial reporting during the third quarter of 2013, that have materially affected, or are reasonably likely to materially affect, Almost Family, Inc.’s internal control over financial reporting.

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

As previously disclosed, four derivative complaints were filed in Jefferson Circuit Court, Kentucky, against the members of the Company’s board of directors and chief financial officer.  All four lawsuits named the Company as a nominal defendant and were consolidated into a single action.  All of the complaints and the resulting consolidated complaint refer to an April 27, 2010 The Wall Street Journal article and the subsequent governmental investigations.  On February 13, 2012, the independent directors filed a motion to dismiss the complaint.  On October 2, 2012, the Court entered an order granting the motion to dismiss and dismissing the complaint with prejudice.  On November 1, 2012 the plaintiffs filed an appeal of the Court’s ruling with the Kentucky Court of Appeals.  Briefing to the Court of Appeals is complete.  In the meantime, the Board has received a demand letter dated July 17, 2013, from counsel for one of the derivative plaintiff shareholders.  The letter states that the shareholder believes certain of the Company’s officers and directors violated their fiduciary duties based on allegations similar to those described in the consolidated complaint.  The letter requests that the Board take appropriate action against the individuals in question.  The Board is working on a response to the shareholder demand.  As a further result of the demand from the plaintiff shareholder, the Company’s outside directors have filed a motion with the Court of Appeals asking the Court to dismiss the appeal as moot.  That motion is fully briefed and awaits decision by the Court.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As partial consideration for the acquisition of the assets of the Indiana Home Care Network operated by Home Health Holdings, LLP completed on July 18, 2013, the Registrant issued $500,000 in value of Registrant’s common stock, i.e. 26,035 shares.  The per share value of the common stock issued was based on the average closing price of the Registrant’s common stock as reported on Nasdaq for the 10 trading days immediately before the public announcement of the acquisition transaction.  The common stock is “restricted stock” as defined in rule 144 under the Securities Act of 1933, as amended, (the “Securities Act”) and subject to a two-year contractual holding period.  The Registrant is relying on an exemption from registration provided under Section 4(2) of the Securities Act and Rule 506 of Regulation D under the Securities Act, which exemption the Registrant believes is available due in part to the facts that the placement involved no general solicitation, transfer of the shares is restricted and the status of Home Health Holdings, LLP as an “accredited investor” as defined in Regulation D under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit 2.1

Stock Purchase Agreement dated as of November 4, 2013, by and among OMNI Home Health Holdings, Inc., OMNI Home Health Acquisition, LLC, National Health Industries, Inc., and Almost Family, Inc.  (exhibits & schedules omitted but will be furnished supplementally to the Securities & Exchange Commission upon request)

31.1

Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

101

Financial statements from the quarterly report on Form 10-Q of Almost Family, Inc. for the quarter ended September 30, 2013, filed on November 7, 2013, formatted in XBRL:  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALMOST FAMILY, INC.

Date November 7, 2013	By:	/s/ William B. Yarmuth
William B. Yarmuth
Chairman of the Board and
Chief Executive Officer

	By:	/s/ C. Steven Guenthner
C. Steven Guenthner
President and
Principal Financial Officer