Form 10-K
period 2013-12-31
ALMOST FAMILY INC
filed 2014-03-14
CIK 799231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes☐  No ☒

As of June 30, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $158,216,813 based on the last sale price of a share of the common stock as of June 30, 2013 ($19.09), as reported by the NASDAQ Global Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 7, 2014
Common Stock, $0.10 par value per share	9,410,553 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2014 definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders are incorporated by reference in Part III to the extent described therein.

PART I		4
Item 1.	Business	4
Item 1A.	Risk Factors	14
Item 1B.	Unresolved Staff Comments	25
Item 2.	Properties	25
Item 3.	Legal Proceedings	25
Item 4.	Mine Safety Disclosures	25

PART II		26
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	26
Item 6.	Selected Financial Data	28
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	43
Item 8.	Financial Statements and Supplementary Data	44
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	68
Item 9A.	Controls and Procedures	68
Item 9B.	Other Information	68

PART III		69
Item 10.	Directors, Executive Officers and Corporate Governance	69
Items 11, 12, 13 and 14. Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions; and Director Independence; and Principal Accountant Fees and Services		70

PART IV		71
Item 15.	Exhibits and Financial Statement Schedules	71

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

•                  changes in laws and regulations with respect to Accountable Care Organizations;

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

PART I

ITEM 1.  BUSINESS

Introduction

Almost Family, Inc. TM and subsidiaries (collectively “Almost Family”) is a leading, regionally focused provider of home health services. We have service locations in Florida, Ohio, Kentucky, Connecticut, New Jersey, Massachusetts, Missouri, Indiana, Illinois, Pennsylvania, Tennessee, Georgia, Mississippi and Alabama (in order of revenue significance).

We were incorporated in Delaware in 1985.  Through a predecessor merged into the Company in 1991, we have been providing health care services, primarily home health care, since 1976.  We reported approximately $358 million of revenues for the year ended December 31, 2013.  Unless otherwise indicated, the financial information included in Part I is for continuing operations.

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

Our VN segment provides a comprehensive range of Medicare-certified home health nursing services to patients in need of recuperative care, typically following a period of hospitalization or care in another type of inpatient facility. Our services are often provided to patients in lieu of additional care in other settings, such as long term acute care hospitals, inpatient rehabilitation hospitals or skilled nursing facilities.  Our nurses, therapists, medical social workers and home health aides work closely with patients and their families to design and implement an individualized treatment response to a physician-prescribed plan of care.  Under the umbrella of our “Senior Advocacy” mission, we offer special clinically-based protocols customized to meet the needs of the increasingly medically complex, chronic and co-morbid patient populations we serve.  Examples include Frail Elderly Care Management, Optimum Balance, Silver Steps, Cardiocare, Orthopedic and Urology.  VN Medicare revenues are generated on a per episode basis rather than a fee per visit or hourly basis.  Approximately 93% of the VN segment revenues are generated from the Medicare program while the balance is generated from Medicaid and private insurance programs.

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

•                  Drive our costs down, while continuing to provide high-quality patient care, by improving the productivity of our workforce through improved monitoring, tighter controls, workflow automation, use of technology and other opportunities for efficiency gains;

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

Overview of Our Services

Visiting Nurse Services

Our VN segment services consist primarily of the provision of skilled in-home medical services to patients in need of short-term recuperative health care.  Our patients are referred to us by their physicians or upon discharge from a hospital or other type of in-patient facility.  We operate 86 Medicare-certified home health agencies with a total of 175 locations.  In the year ended December 31, 2013, approximately 93% of our visiting nurse segment revenues were derived from the Medicare program.

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

Personal Care Services

Our PC segment services are also provided in patients’ homes.  These services (generally provided by para-professional staff such as home health aides) are generally of a custodial rather than skilled nature.  Generally, PC revenues are generated on an hourly basis.  We currently operate 66 Personal Care locations.  In the year ended December 31, 2013, approximately 86% of our personal care segment revenues were derived from the Medicaid program.

Operating Locations

Our operating locations were as follows at December 31:

	2013		2012
	Branches		Branches
Geographic Clusters	Visiting Nurse	Personal Care	Visiting Nurse	Personal Care
Southeast
Florida	64	9	44	8
Tennessee	22	8	—	—
Georgia	9	—	—	—
Mississippi	2	—	—	—
Alabama	1	—	—	—

Northeast
Pennsylvania	9	3	2	3
New Jersey	6	—	6	—
Massachusetts	5	—	4	—
Connecticut	4	7	4	7

Midwest
Kentucky	20	4	19	4
Ohio	14	35	14	39
Indiana	11	—	3	—
Missouri	4	—	4	—
Illinois	4	—	3	—
Total	175	66	103	61

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

The following table sets forth our revenues from operations derived from each major payor class during the indicated periods (by percentage of net revenues) for the years ended December 31:

Payor Group	2013	2012	2011
Medicare	71.3%	71.7%	77.1%
Medicaid and Other Government Programs	23.6%	23.8%	19.0%
Insurance and private pay	5.1%	4.5%	3.9%

Medicare revenues are earned only in our VN segment, where they account for 93% of segment revenues.  Historical changes in payment sources are primarily a result of changes in the types of customers we attract.

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

2013 Acquisitions

On December 6, 2013, we acquired the stock of Omni Home Health Holdings, Inc. (“SunCrest”).  The total purchase price was $75.5 million, subject to a working capital adjustment.  The transaction was funded primarily from borrowings from our senior secured revolving credit facility and cash on hand.  SunCrest’s post acquisition operating results are primarily included in our VN segment with the remainder reported in our PC segment.

On October 4, 2013, we acquired a controlling interest in Imperium Health Management, LLC (“Imperium”).  Imperium is a development-stage enterprise that provides strategic health management services to Accountable Care Organizations (“ACOs”).  We acquired 61.5% interest for a total of $5.8 million.  The transaction was funded with cash on hand.  Imperium’s post acquisition operating costs are included in general and administrative expenses.

On July 17, 2013, we acquired the assets of the Medicare-certified home agencies owned by Indiana Home Care Network (“IHCN”).  IHCN operated six home health agencies primarily in northern Indiana.  The total purchase price was $12.5 million and was funded with cash on hand and Almost Family, Inc. common stock.  ICHN’s post acquisition operating results are reported in our VN segment.

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

Competition, Marketing and Customers

The visiting nurse industry is highly competitive and fragmented.  Competitors include larger publicly held companies such as Amedisys, Inc. (NasdaqGS: AMED), Gentiva Health Services, Inc. (NasdaqGS: GTIV), and LHC Group, Inc. (NasdaqGS: LHCG), and numerous privately held multi-site home care companies, privately held single-site agencies and a significant number of hospital-based agencies. Competition for customers at the local market level is very fragmented and market specific.  Generally, each local market has its own competitive profile and no one competitor has significant market share across all our markets.  To the best of our knowledge, no individual provider has more than 6% share of the national Medicare home health market.

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

Government Regulation

Medicare Program

Payment Methodology

As shown in “Compensation for Services” above, approximately 71% of our 2013 consolidated net service revenues were derived from the Medicare Program.  Medicare reimburses home health care providers under the Prospective Payment System (“PPS”), which pays a fixed, predetermined rate for services and supplies under an episode of care.  An episode of home health care spans a 60-day period, starting with the first day a billable visit is furnished to a Medicare beneficiary and ending 60 days later.  If a patient is still in treatment on the 60th day a new episode begins on the 61st day, commonly referred to as a recertification episode, regardless of whether a billable visit is rendered on that day and ends 60 days later.

Payment rates are subject to adjustment based on certain variables including, but not limited to: (a) a case-mix adjustment, which drives the home health resource group (“HHRG”) to which the Medicare patient is assigned based on such factors as the patient’s clinical, functional, and services utilization characteristics; (b) geographic wage adjustment, including rural rate add-ons, if any; (c) a payment adjustment based upon the level of therapy services required (thresholds set at 6, 14 and 20 visits); (d) a low utilization payment adjustment (“LUPA”) if the number of visits was fewer than five; (e) an outlier payment if our patient’s care was unusually costly (capped at 10% of total reimbursement at the agency level); (f) a partial payment if our patient transferred to another provider or we received a patient from another provider before completing the episode; (g) the number of episodes of care provided to a patient; and (h) sequestration, a 2% legislated reduction pursuant to the Budget Control Act (BCA) signed into law on August 2, 2011, which was effective for episodes ended after March 31, 2013.

In establishing payment rates for 2014, the Medicare Program reset the national average case-mix to 1.000 from 1.3464 in 2013 and maintained budget neutrality by making a corresponding adjustment to the National, Standardized 60-Day Episode Payment Rate (“Base Episode Payment Rate”).  These nominal case-mix and payment rate resets result in a lower case mix and higher base rate for 2014 and are intended to have no effect on payments actually made.  We have presented the Base Episode Payment Rate established by the Medicare Program for all episodes of care ended on or after the applicable time periods, along with the Base Episode Payment Rate for each period as if the case-mix reset was in effect for all prior periods below:

Period	Base Episode Payment Rate (1)	Base Episode Payment Rate Adjusted for Case-mix Reset(2)
January 1, 2014 through December 31, 2014	$2,869	$2,869
January 1, 2013 through December 31, 2013	$2,138	$2,878
January 1, 2012 through December 31, 2012	$2,139	$2,879
January 1, 2011 through December 31, 2011	$2,192	$2,951

(1)   Reflects the payment rates as published by the Medicare Program.

(2)   Presents the payment rates on a consistent basis as if the case-mix reset had been in effect for all periods presented.  Adjusted payment rates for each of the years 2011-2013 were calculated by multiplying the actual Base Episode Payment by 1.3464.

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

•                  Required Centers for Medicare and Medicaid Services (“CMS”) to recalculate or “rebase” home health reimbursement to more closely align with the costs of providing care;

•                  Limited any reduction in reimbursement rates resulting from “rebasing” to a maximum of 2.8% per year in each of the four phase-in years; and

•                  Required the Medicare Payment Advisory Commission (“MedPac”) and the US Department of Health and Human Services (HHS) Secretary to assess and report on the impact of rebasing on access and quality of care.

Home health reimbursement rates had not been “rebased” since the inception of PPS in October 1, 2000.  On November 22, 2013, CMS issued the final rule for 2014.  The final rule included the maximum rebasing cut in Medicare reimbursement rates allowable by the ACA.  The rebasing cuts are in addition to other legislated cuts for that same period by the ACA.

Potential Future Developments in Medicare

While there have been many changes enacted over the past several years, the Congress and/or CMS may take future actions which could have an adverse impact on our business, including possible:

•                  Acceleration or compressing of the rebasing period to a period shorter than the currently legislated 2014-2017 four-year phase-in;

•                  Changes in cost sharing between the Program and beneficiaries (i.e., co-pays);

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

Medicaid Reimbursement

As shown in “Compensation for Services” above, approximately 23% of our 2013 consolidated net service revenues were derived from state Medicaid and Other Government Programs, with approximately 13.1%, 7.0%, 2.3% and 0.3% generated from Medicaid reimbursement programs in the states of Ohio, Connecticut, Kentucky, and Tennessee, respectively.  Net service revenues under such state programs are derived from services provided under a per visit, per hour or unit basis (as opposed to episodic).  Revenues are calculated and recorded using payor-specific or patient-specific fee schedules based on the contracted rates.

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

Medicaid programs, while partially federally funded, are administered by the individual states under the broad supervision of CMS.  Accordingly, developments typically occur on a state-by-state basis.  For example, states in which we operate have had recent activity as follows:

•                  The state of Ohio is pursuing various changes, including, a project which would shift dually-eligible beneficiaries (covered by both Medicare and Medicaid) into managed care effective July 1, 2014.

•                  Connecticut however, moving in the opposite direction, has terminated the use of managed care and has begun administering some of its programs directly.  Connecticut’s program is frozen and for the moment, they are not admitting any new clients.  Due to budget shortfalls, the state of Connecticut’s Department of Social Services is charged with implementing a series of rescissions, including a 5% reduction in spending in the Connecticut Homecare Program for Elders.  However, no specific guidance on how or when such rescissions will be effective has been issued.

•                  The 2014 budget proposed by Tennessee’s governor, which has not been enacted, proposes a 1% accross the board rate cut for all medical and behavioral health services including home care under TennCare (their State Medicaid Program).  In addition, the budget proposes a $4 per visit co-pay for home care patients for private duty and intermittent nursing visits.  This budget proposal remains under consideration by the Tennessee General Assembly, but has not been enacted and signed into law.

The other states in which we operate, while currently less material to our overall business, may elect to make similar or different changes in their programs.  Any such changes, if enacted, could adversely impact our operations.

Medicare and Medicaid Reimbursement Summary

The health care industry has experienced, and is expected to continue to experience, extensive and dynamic periods of change.  In addition to economic forces and regulatory influences, continuing political debate subjects the health care industry to significant reform.  Health care reforms have been enacted as discussed elsewhere in this document and proposals for additional changes are continuously formulated by departments of the Federal government, Congress, and state legislatures.  Such governmental payors provide for approximately 95% of our consolidated net service revenues, including Medicare Advantage plans run by private insurers which are also dependent on federal funding.

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

Certificates of Need

Certain states require companies providing health care services to obtain a certificate of need issued by a state health-planning agency.  Where required by law, we have obtained certificates of need from those states. There can be no assurance that we will be able to obtain any certificates of need which may be required in the future, if we expand the scope of our services or if state laws change to impose additional certificate of need requirements, and any attempt to obtain additional certificates of need will cause us to incur certain expenses.

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

Medicare Accountable Care Organizations (ACOs)

The ACA also established ACOs as a tool to improve quality and lower costs through increased care coordination in the Medicare fee-for-service (FFS) program, also known as “Original Medicare”.  The Medicare FFS program covers approximately 70% of the Medicare recipients or approximately 36 million eligible Medicare beneficiaries.  ACOs are groups of doctors and other healthcare providers working together to provide high quality services and care for their patients.  Provider and beneficiary participation in an ACO is purely voluntary and Medicare beneficiaries retain their current ability to seek treatment from any provider they wish.  ACOs are legal entities that contract with CMS for three-year periods.  Beneficiaries are assigned to ACOs using an “attribution” model based on a plurality of services provided by the primary care physician.  Beneficiaries still have the right to use any doctor or hospital who accepts Medicare, at any time.  In order to receive revenues from CMS under the Medicare Shared Savings Program (“MSSP”), the ACO must meet certain minimum savings rates (i.e. save the federal government money) and meet certain quality measures.  More specifically, the ACO’s costs of medical expenses for its members during a relevant measurement year must be below the ACO’s benchmark by a minimum amount as established by CMS for such ACO.

CMS established the MSSP to facilitate coordination and cooperation among providers to improve the quality of care for Medicare Fee-For-Service (FFS) beneficiaries and reduce unnecessary costs.  Eligible providers, hospitals, and suppliers may participate in the MSSP by creating, participating in or contracting with an ACO.  The MSSP is designed to improve beneficiary outcomes and increase value of care by (1) promoting accountability for the care of Medicare FFS beneficiaries; (2) requiring coordinated care for all services provided under Medicare FFS; and (3) encouraging investment in infrastructure and redesigned care processes.  The MSSP will reward ACOs that reduce health care costs below their benchmark while also meeting performance standards on quality of care.  Under the final MSSP rules, Medicare will continue to pay individual providers and suppliers for specific items and services as it currently does under the FFS payment methodologies.  MSSP rules require CMS to develop a benchmark for savings to be achieved by each ACO, if the ACO is to receive shared savings or for ACOs that have elected to accept responsibility for losses.  An ACO that meets the program’s quality performance standards will be eligible to receive a share of the savings to the extent its assigned beneficiary medical expenditures are below its own medical expenditure benchmark provided by CMS.

In October 2013, we acquired a controlling interest in Imperium for $5.8 million, of which $3 million went to fund operations in pursuit of its business plan.  Imperium is a development-stage enterprise that provides strategic health management services to ACOs that have been approved to participate in the MSSP.  While we do not currently have ownership interests in ACO’s, we do have service agreements with ACOs that provide for sharing of MSSPs received by the ACO, if any.  The MSSP is relatively new and therefore has limited historical experience.  This impacts our ability to accurately accumulate and interpret the data available for calculating an ACOs’ shared savings, if any.  Accordingly, MSSP payments, if any, are not recognized in revenue until actually received.  We did not recognize any MSSP revenue for the year ended December 31, 2013.  We expect that MSSP revenue for the initial program periods ending December 31, 2013, if any, will be reported midyear 2014, when and if received.

We have contracts with 3 ACOs currently operating under the MSSP.  The ACO’s work with primary-care provider groups, hospitals, integrated delivery systems, and a variety of other health care providers.  We provide these ACOs with care coordination, analytics and reporting, technology and other administrative capabilities to enable participating providers to deliver better care, improved health and lower healthcare costs for their Medicare fee-for-service beneficiaries.  We may be compensated for our services by receiving a portion of the MSSP payment, if any, actually earned by the ACO.  Post-acquisition, we incurred operating income losses of approximately $0.5 million, pre-tax, related to our ACO services business and have received no MSSP payments to date.  There can be no assurance that any MSSP payments will be generated or that our investment in Imperium will ultimately be realized.

Insurance Programs and Costs

We bear significant insurance risk under our large-deductible workers’ compensation insurance program and our self-insured employee health program.  Under the workers’ compensation insurance program, we bear risk up to $250,000 per incident, after which stop-loss coverage is maintained.

We purchase stop-loss insurance for the employee health plan that places a specific limit, generally $300,000, on our exposure for any individual covered life.  The ACA also includes regulatory changes related to employer sponsored health insurance benefit plans, the most significant of which are effective for the Company January 1, 2015, absent legislative action to prevent it.  Management is currently working to evaluate the implications of these changes and to develop appropriate courses of action for the Company.  At this time we are unable to predict the impact of such changes on our health insurance benefit programs or the costs of such programs to the Company.

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against us by various claimants.  The claims are in various stages of processing and some may ultimately be brought to trial.  We are aware of incidents that have occurred through December 31, 2013, that may result in the assertion of additional claims.  We currently carry professional and general liability insurance coverage (on a claims made basis) for this exposure with no deductible.

We also carry D&O coverage for potential claims against our directors and officers, including securities actions, with deductibles ranging from $100,000 to $250,000 per claim.

Total premiums, excluding estimated exposure to claims and deductibles, for all our non-health insurance programs were approximately $2,548,000 for the contract year ended May 31, 2014.

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

Employees and Labor Relations

As of December 31, 2013, we had approximately 11,500 employees.  None of our employees are represented by a labor organization.  We believe our relationship with our employees is satisfactory.

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

The Federal Government has been pursuing a comprehensive reform of the US health care system since early 2009.  Refer to Part I, Item 1, “Government Regulation” for further discussion.  Very often, sweeping new legislation is followed by subsequent legislation to address previously unanticipated consequences, or to further define provisions that were too vague to implement based on the language of the original legislation and by legal actions to challenge its constitutionality.  In our view it is reasonable to expect this to occur over the next few years.  As a result of the broad scope of the ACA and related legislation, the significant changes it will effect in the healthcare industry and society generally, and the complexity of the technical issues it addresses, we are unable to predict, at this time, all the ramifications the ACA and the implementing regulations may have on our business as a health care provider or a sponsor of an employee health insurance benefit plan.  The ACA and implementing regulations and programmatic guidelines could have a material adverse impact on our results of operations or financial condition in ways not currently anticipated by us.

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

For example, home health providers, including the Company, have received pre-pay Additional Development Requests (“ADRs”) in addition to Recovery Audit Contractor audits (“RACs”) from the Palmetto Government Benefits Administration (“PGBA”) as a result of additional CMS funding allocations to the Medicare Administrative Contractors (“MACs”) to conduct pre-payment reviews.  ADRs and RACs are both general and focused in nature.  The PGBA acts as one of our four fiscal intermediaries, but processes the majority of our claims.  We would expect the issuance of ADRs and RAC audits to continue in the future.  If such ADRs or RAC audits result in reimbursement adjustments, we may suffer reduced profitability. Further, our appeal rights related to such audits may lead to cash flow delays due to significant backlog at the Administrative Law Judge level. For example RAC and ADR activity has been temporarily suspended due to the backlog of appeals. ADR and RAC activity may resume at any time.

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

For the years ended December 31, 2013, 2012 and 2011, we received 71%, 72% and 77%, respectively, of our revenue from Medicare.  Reductions in Medicare reimbursement have historically and may continue to adversely impact our profitability. Such reductions in payments to us could be caused by:

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

Approximately 24%, 24% and 19% of our 2013, 2012 and 2011 revenues, respectively, were derived from state Medicaid and other government programs, many of which currently face significant budget issues. Further, the acquisitions completed by us in 2013 and 2011 increased our dependence on Medicaid reimbursement. Specifically, for the year ended December 31, 2013, approximately 13.1%, 7.0%, 2.3% and 0.3% of our revenues were generated from Medicaid reimbursement programs in the states of Ohio, Connecticut, Kentucky and Tennessee, respectively. Such amounts for Ohio, Connecticut, and Kentucky for the year ended December 31, 2012, were approximately 13.7%, 6.6%, and 2.7%, respectively and 9.0%, 6.2% and 2.8%, respectively for the year ended December 31, 2011.

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

Specifically, the SunCrest acquisition is the largest acquisition in our history.  The integration and transition of SunCrest requires significant management time and effort which may take longer than expected or may not produce suggested synergies.

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

We have invested in a development stage company that provides services to ACOs which may require further funding to support its business plan, which may ultimately prove unsuccessful.

Through our Imperium acquisition, we provide strategic health management services to ACOs that have been approved to participate in the Medicare Shared Savings Program (“MSSP”).  While we do not currently have ownership interests in ACO’s, we do have service agreements with ACOs that provide for sharing of MSSPs received by the ACO, if any.  During 2013, we invested $5.8 million in our Imperium acquisition of which $3 million went to fund operations in pursuit of its business plan.  Post-acquisition, we incurred operating losses of approximately $0.5 million, pre-tax, related to our ACO services business and have received no MSSP revenues to date.  Our investment in Imperium is at risk and we may choose to make further investments all of which may ultimately provide no return and could lead to a total loss of our investment.

ACOs are entities that contract with CMS to serve the Medicare fee-for-service population with the goal of better care for individuals, improved health for populations and lower costs. ACO’s share savings with CMS to the extent that the actual costs of serving assigned beneficiaries are below certain trended benchmarks of such beneficiaries and certain quality performance measures are achieved.  We provide a variety of services to the ACOs, including care coordination, analytics and reporting, technology and other administrative services to enable these physicians and their associated healthcare providers to deliver better quality care, improved health and lower healthcare costs for their Medicare Fee-for-Service patients.

Under the MSSP, CMS will not make any payments to ACO’s for the first measurement period ending December 31, 2013 until the middle of 2014.  As a result, we expect our Imperium operations to negatively impact our cash flows, until such time as an ACO with whom we contract with receives a MSSP payment, if ever.  In order to receive revenues from CMS under the MSSP, the ACO must meet certain minimum savings rates (i.e. save the federal government money) and meet certain quality measures.  More specifically, the ACO’s costs of medical expenses for its members during a relevant measurement year must be below the benchmark by the minimum savings rate as established by CMS for such ACO.  On the quality side, the MSSP requires ACOs to meet 33 quality measures, which CMS may vary from time to time.  Notwithstanding our efforts, our ACO’s may be unable to meet the required savings rates or may not satisfy the quality measures, which may result in our receiving no revenues and losing our investment.  In addition, as the MSSP is a new program, it presents challenges and risks associated with the timeliness and accuracy of data and interpretation of complex rules, which may have a material adverse effect on our ability to recoup any of our investments.  Further, there can be no assurance that we will maintain positive relations with our ACO partners, which may result in certain of the ACOs terminating our relationship which will result in a potential loss of our investment.

In addition, CMS, the US Office of Inspector General, the Internal Revenue Service, the Federal Trade Commission, US Department of Justice, and various states have adopted or are considering adopting new legislation, rules, regulations and guidance relating to formation and operation of ACOs.  Such laws may, among other things, require ACOs to become subject to financial regulation such as maintaining deposits of assets with the states in which they operate, the filing of periodic reports with the insurance department and/or department of health, or holding certain licenses or certifications in the jurisdictions in which the ACOs operate.  Failure to comply with legal or regulatory restrictions may result in CMS terminating the ACO’s agreement with CMS and/or subjecting the ACO to loss of the right to engage in some or all business in a state, payments fines or penalties, or may implicate federal and state fraud and abuse laws relating to anti-trust, physician fee-sharing arrangements, anti-kickback prohibitions, prohibited referrals, any of which may adversely affect our operations and/or profitability.

We may require additional capital to pursue our acquisition strategy.

At December 31, 2013, we had cash and cash equivalents of approximately $12.3 million and additional borrowing capacity of approximately $18.1 million.  Based on our current plan of operations, including acquisitions, we cannot assure you that this amount will be sufficient, nor continue to be fully available, to support our current growth strategies.  We cannot readily predict the timing, size, and success of our acquisition efforts and the associated capital commitments.  If we do not have sufficient cash resources, our growth could be limited unless we obtain additional equity or debt financing.  Our current senior secured revolving credit facility matures on December 2, 2015. There can be no assurance that we can renew or replace that facility or that any such renewal or replacement would be on as favorable terms.

We last issued additional shares of our common stock in the third quarter of 2009, other than in conjunction with an acquisition in 2013 and employee benefit plans.  At some future point, we may elect to issue additional equity or debt securities in conjunction with raising capital or completing an acquisition.  We cannot assure you that such issuances will not be dilutive to existing shareholders.  Conversely, our board may approve stock repurchase programs in the future, which may use funds previously otherwise available for the pursuit of growth.

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

At December 31, 2013, outstanding shares of our common stock totaled 9,408,553.  In 2013, we established the 2013 Stock and Incentive Compensation Plan for the benefit of employees and directors providing for the issuance of up to 700,000 shares of common stock.  As of December 31, 2013, shares of our common stock remained reserved for issuance pursuant to our incentive compensation plans totaled 665,800 and shares of our common stock reserved for issuance pursuant to our employee stock purchase plan totaled 300,000.  The market price of our common stock could decline as a result of sales of substantial amounts of our common stock to the public or the perception that substantial sales could occur.  These sales also may make it more difficult for us to sell common stock in the future to raise capital.

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

We have 258 real estate leases ranging from approximately 100 to 33,000 square feet of space in their respective locations.  See Part I, Item 1, “Business - Operating Segments” and Part II, Item 8, “Notes to Consolidated Financial Statements”.  We believe that our facilities are adequate to meet our current needs, and that additional or substitute facilities will be available if needed.

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

As previously disclosed, four derivative complaints were filed in Jefferson Circuit Court, Kentucky, against the members of the Company’s board of directors and chief financial officer.  All four lawsuits named the Company as a nominal defendant and were consolidated into a single action.  All of the complaints and the resulting consolidated complaint refer to an April 27, 2010 The Wall Street Journal article and the subsequent governmental investigations.  On February 13, 2012, the independent directors filed a motion to dismiss the complaint.  On October 2, 2012, the Court entered an order granting the motion to dismiss and dismissing the complaint with prejudice.  On November 1, 2012 the plaintiffs filed an appeal of the Court’s ruling with the Kentucky Court of Appeals.  Briefing to the Court of Appeals is complete.  In the meantime, the Board received a demand letter dated July 17, 2013, from counsel for one of the derivative plaintiff shareholders.  The letter states that the shareholder believes certain of the Company’s officers and directors violated their fiduciary duties based on allegations similar to those described in the consolidated complaint.  The letter requests that the Board take appropriate action against the individuals in question.  The Board is working on a response to the shareholder demand.  As a further result of the demand from the plaintiff shareholder, the Company’s outside directors filed a motion with the Court of Appeals asking the Court to dismiss the appeal as moot.  On March 11, 2014, the Court of Appeals denied the outside directors’ motion to dismiss the appeal as moot.  Moreover, the Court of Appeals on its own motion abated the appeal.  The abatement removed the appeal from the Court’s active appellate docket.  The Court stated that upon the Board’s response to the shareholder demand, the parties should file a motion to redocket the case.

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

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select market under the symbol “AFAM”  Set forth below are the high and low sale prices for the common stock for the periods indicated as reported by NASDAQ:

Closing Common Stock Prices
Quarter Ended:	High	Low
December 31, 2013	33.63	19.08
September 30, 2013	19.89	18.58
June 30, 2013	20.45	19.09
March 31, 2013	20.89	19.58
December 31, 2012	21.78	18.18
September 30, 2012	23.99	21.01
June 30, 2012	26.41	20.57
March 31, 2012	26.01	16.55

On March 13, 2014, the last reported sale price for the common stock reported by NASDAQ was $24.64 and there were approximately 307 holders of record of our common stock.  A one-time special cash dividend of $2.00 per share of common stock was declared and paid by us during the fourth quarter of 2012.  We paid no other dividends in 2013 or 2012.  We do not intend to pay additional dividends on our common stock and will retain our earnings for future operations and the growth of our business.

	Issuer Purchases of Equity Securities (1)			(d) Maximum Number
Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 -October 1, 2013 - October 31, 2013	195	$19.23	—	—
Month # 2 - November 1, 2013 - November 30, 2013	—	$—	—	—
Month # 3 - December 1, 2013 - December 31, 2013	537	$27.40	—	—
Total	732	$27.40	—	—

(1)  Shares were submitted by employees in lieu of tax withholding that would have otherwise been due on vesting of restricted shares and by optionees in lieu of cash purchase price that would have otherwise been due on exercise in transactions approved by the Company’s  Board of Directors.

STOCK PERFORMANCE GRAPH

The following stock performance graph does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates the performance graph by reference therein.

The Performance Graph below compares the cumulative total stockholder return on our common stock, $0.10 par value per share, for the five-year period ended December 31, 2013, with the cumulative total return on the Russell 2000 index and an industry peer group over the same period (assuming the investment of $100 in each on December 31, 2008 and the reinvestment of dividends, if any). The peer group we selected is comprised of: Amedisys, Inc. (AMED); Gentiva Health, Inc. (GTIV) and LHC Group, Inc. (LHCG). The cumulative total stockholder return on the following graph is historical and is not necessarily indicative of future stock price performance.

	12/08	12/09	12/10	12/11	12/12	12/13

Almost Family, Inc.	100.00	87.88	85.42	36.86	49.52	79.02
Russell 2000	100.00	127.17	161.32	154.59	179.86	249.69
Peer Group	100.00	103.35	84.67	27.57	37.33	45.41

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected financial information derived from the consolidated financial statements of the Company for the periods and at the dates indicated.  The information should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this and prior year Form 10-Ks.

	Year Ended December 31,
(In thousands except per share data)	2013	2012	2011	2010	2009
Results of operations data:
Net service revenues	$357,812	$342,448	$331,440	$327,996	$289,434
Income from continued operations attributable to Almost Family, Inc.	$8,532	$17,111	$19,646	$29,769	$24,273
Discontinued operations	(306)	173	1,156	944	291
Net income attributable to Almost Family, Inc.	$8,226	$17,284	$20,802	$30,713	$24,564

Per share:
Basic:
Number of shares	9,279	9,285	9,278	9,123	8,372
Income from continued operations attributable to Almost Family, Inc.	$0.92	$1.84	$2.12	$3.26	$2.90
Discontinued operations	(0.03)	0.02	0.12	0.11	0.03
Net income attributable to Almost Family, Inc.	$0.89	$1.86	$2.24	$3.37	$2.93

Diluted:
Number of shares	9,374	9,324	9,360	9,352	8,589
Income from continued operations attributable to Almost Family, Inc.	$0.91	$1.84	$2.10	$3.18	$2.83
Discontinued operations	(0.03)	0.02	0.12	0.11	0.03
Net income attributable to Almost Family, Inc.	$0.88	$1.85	$2.22	$3.29	$2.86

Dividend declared per share	$—	$2.00	$—	$—	$—

	December 31,
Balance sheet data	2013	2012	2011	2010	2009
Working capital	$44,563	$62,541	$63,394	$72,100	$39,568
Total assets	352,273	249,259	251,160	220,127	183,389
Long-term liabilities	83,436	17,846	15,707	10,311	9,140
Total liabilities	134,580	44,944	44,863	37,959	34,412
Noncontrolling interest - redeemable	3,639	—	—	—	—
Stockholders’ equity	214,054	204,315	206,297	182,168	148,977

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

During 2013, we completed three acquisitions.  On December 6, 2013, the Company completed the acquisition of Omni Home Health Holdings, Inc. (“SunCrest”).  SunCrest subsidiaries own and operate 60 Medicare-certified home health agencies and 9 private duty agencies in Florida, Tennessee, Georgia, Pennsylvania, Kentucky, Illinois, Indiana, Mississippi and Alabama.  On October 4, 2013, we acquired a controlling interest in Imperium Health Management, LLC (“Imperium”), a development-stage enterprise that provides strategic health management services to Accountable Care Organizations (“ACO’s”).  On July 17, 2013, the Company acquired the assets of the Medicare-certified home health agencies owned by Indiana Home Care Network (“IHCN”).  The results of operations for SunCrest and IHCN are principally reported within the Company’s Visiting Nurse reportable segment, while Imperium results are included in corporate expenses.  Results of operations are included from the acquisition date to December 31, 2013.

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

Health Care Reform Legislation and Medicare Regulations

The Federal Government has been pursuing a comprehensive reform of the US healthcare system since early 2009.  Numerous changes have been enacted, proposed and continue to be debated, which are discussed in more detail in Part I, Item 1, “Government Regulation” and Part I, Item 1A, “Risk Factors”.  Many of the change provisions do not take effect for an extended period of time and most will require the publication of implementing regulations and/or the issuance of programmatic guidelines.

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

As a result of the broad scope of health care reform, the significant changes it will effect in the healthcare industry and society generally, and the complexity of the technical issues it addresses, we are unable to predict, at this time, all the ramifications health care reform may have on our business as a health care provider or a sponsor of an employee health insurance benefit plan.  These matters could have a material adverse impact on our results of operations or financial condition in ways not currently anticipated by us.  This may increase our costs, decrease our revenues, expose us to expanded liability or require us to revise the ways in which we conduct our business.  Refer to the results of operations for the impact of these items on revenue, operating and net income for the years ended December 31, 2013 and 2012.

Management is continuing its work to evaluate the implications of these changes and to develop appropriate courses of action for the Company.  Additionally, we may be unable to take actions to mitigate any, or all, of the negative implications of these matters.

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

Although we will attempt to mitigate or otherwise offset the negative effect of health care reform on our revenue and our employee benefit plans, our actions may not ultimately be cost effective or prove successful.

Shareholder Litigation

See Part II, Item 8, Note 9 of the Notes to Consolidated Financial Statements and Part I Item 3 “Legal Proceedings” of this Form 10-K for a discussion of certain litigation.  The Company is unable to predict the outcome of this matter.  However, the Company may incur on-going expenses, net of insurance recoveries, if any, related to defense of such complaints.

Seasonality

Our Visiting Nurse segment operations located in Florida (which generated approximately 41% of that segment’s revenues in 2013) normally experience higher admissions during the first quarter and lower admissions during the third quarter than in the other quarters due to seasonal population fluctuations.

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

Medicare Episodic Revenues

Approximately 71% of our net service revenues are derived from the Medicare program.  Net service revenues are recorded under the Medicare prospective payment program (PPS) based on a 60-day episode payment rate that is subject to adjustment based on certain variables including, but not limited to: (a) changes in the base episode payments established by the Medicare program; (b) adjustments to the base episode payments for case mix and geographic wages; (c) a low utilization payment adjustment (LUPA) if the number of visits was fewer than five; (d) a partial payment if our patient transferred to another provider or we received a patient from another provider before completing the episode; (e) a payment adjustment based upon the level of therapy services required (thresholds set at 6, 14 and 20 visits); (f) an outlier payment if our patient’s care was unusually costly (capped at 10% of total reimbursement at the agency level); (g) the number of episodes of care provided to a patient; and (h) 2% sequestration reduction for episodes ending after March 31, 2013.

At the beginning of each Medicare episode, we calculate an estimate of the amount of expected reimbursement based on the variables outlined above and recognize Medicare revenue on an episode-by-episode basis during the course of each episode over its expected number of visits.  Over the course of each episode, as changes in the variables become known, we calculate and record adjustments as needed to reflect changes in expectations for that episode from those established at the start of the 60 day period until its ultimate outcome at the end of the 60 day period is known.

Non-Medicare Revenues

Substantially all remaining revenues are derived from services provided under a per visit, per hour or unit basis (as opposed to episodic) for which revenues are calculated and recorded using payor-specific or patient-specific fee schedules based on the contracted rates in each third party payor agreement.

Revenue Adjustments

Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation.  As a result, we may adjust previously recorded revenue amounts due to issues related to: a) medical coding, particularly with respect to Medicare, b) patient eligibility, particularly with respect to Medicaid, and c) other reasons unrelated to credit risk.  Revenue adjustments, if any, to reflect actual payment amounts for completed episodes or services provided under per visit, per hour or unit basis which differ from our estimates or audit adjustments are recorded when known and estimable.  Historically, revenue adjustments have not been significant and as such, we believe that net service revenues and accounts receivable - net reflect their net realizable value.  Changes in estimates related to prior periods decreased revenues by approximately $114,000, $75,000, and $215,000 in the years ended December 31, 2013, 2012 and 2011, respectively.

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

Insurance Programs

We bear significant insurance risk under our large-deductible workers’ compensation insurance program and our self-insured employee health program.  Under the workers’ compensation insurance program, we bear risk up to $250,000 per incident.  We purchase stop-loss insurance for the employee health plan that places a specific limit, generally $300,000, on our exposure for any individual covered life.

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against us by various claimants.  The claims are in various stages of processing and some may ultimately be brought to trial.  We are aware of incidents that have occurred through December 31, 2013 that may result in the assertion of additional claims.  We currently carry professional and general liability insurance coverage (on a claims made basis) for this exposure with no deductible.  We also carry D&O coverage (also on a claims made basis) for potential claims against our directors and officers, including securities actions, with deductibles ranging from $100,000 to $250,000 per claim.

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

Goodwill and Other Intangible Assets

Intangible assets are stated at fair value at the time of acquisition and goodwill represents the excess cost over the fair value of net assets acquired and liabilities assumed.  Finite lived intangible assets are amortized on a straight-line basis over the estimated useful life of the asset. Goodwill and indefinite-lived assets are not amortized.  We perform impairment tests of goodwill and indefinite lived assets as required by ASC Topic 350, Intangibles - Goodwill and Other on at least an annual basis.  An impairment analysis requires numerous subjective assumptions and estimates to determine fair value of the respective reporting units.  We estimate the fair value of the related reporting units using a combined market approach (guideline company and similar transaction method) and income approach (discounted cash flow analysis).  These models are based on our projections of future revenues and operating costs and are reconciled to our consolidated market capitalization.  The cash flow forecasts are adjusted by an appropriate discount rate based on our weighted average cost of capital as well as the weighted average cost of capital of other market participants of 15.0% and a terminal growth rate of 3.0%.  A 200 basis point change in either assumption (either individually or in the aggregate) would not result in any impairment of our goodwill balances.  As of December 31, 2013, we completed our impairment review and determined that no impairment existed.  Future Medicare and Medicaid reimbursement rates, admissions, volumes, our liquidity and ability to control costs and other factors may have a significant impact on our business and could require the recognition of impairment charges in the future.

Accounting for Income Taxes

We account for taxes in accordance with ASC Topic 740, Income Taxes.  As of December 31, 2013, we have net deferred tax liabilities of approximately $14.1 million.  The net deferred tax liability is composed of approximately $11.5 million of current deferred tax assets and approximately $25.6 million of long-term deferred tax liabilities.  We have provided a valuation allowance against certain deferred tax assets based upon our estimates of realizability of those assets through future taxable income.  This valuation allowance was based in large part on our history of generating operating income or losses in individual tax locales and expectations for the future.  Our ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, competitive pressures on revenues and margins and legislation and regulation at all levels of government.  Further, we have book goodwill of $109.0 million which is not deductible for tax purposes.  The remaining deductible goodwill provides an annual tax deduction approximating $6.8 million through 2028.  We have considered the above factors in reaching our conclusion that it is more likely than not that future taxable income will be sufficient to fully utilize the deferred tax assets (net of the valuation allowance) as of December 31, 2013.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2013 Compared with Year Ended December 31, 2012

(In thousands)

	2013		2012		Change
Consolidated	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues:
Visiting Nurse	$275,813	77.1%	$265,401	77.5%	$10,412	3.9%
Personal Care	81,999	22.9%	77,047	22.5%	4,952	6.4%
	357,812	100.0%	342,448	100.0%	15,364	4.5%
Operating income before corporate expenses:
Visiting Nurse	30,749	11.1%	39,142	14.7%	(8,393)	-21.4%
Personal Care	10,137	12.4%	10,029	13.0%	108	1.1%
	40,886	11.4%	49,171	14.4%	(8,285)	-16.8%
Deal and transition costs	4,322	1.2%	588	0.2%	3,734	635.0%
Corporate expenses	22,021	6.2%	20,321	5.9%	1,700	8.4%
Operating income	14,543	4.1%	28,262	8.3%	(13,719)	-48.5%
Interest expense, net	(169)	0.0%	(104)	0.0%	(65)	62.5%
Income tax expense	(6,020)	-1.7%	(11,047)	-3.2%	5,027	-45.5%
Net income from continuing operations	$8,354	2.3%	$17,111	5.0%	$(8,757)	-51.2%

EBITDA (1)	$18,871	5.3%	$32,287	9.4%	$(13,416)	-41.6%

(1)  See page 42 for discussion of EBITDA.

The year over year increase in revenue was primarily driven by growth in our VN and PC segments (both acquired and organic), which was partially offset by Medicare rate cuts and a business shift in our VN segment.  Refer to segment discussions for further detail.

Deal and transition costs increased $3.7 million primarily related to the acquisition of Omni Home Health Holdings, Inc. (“SunCrest Acquistion”) on December 6, 2013 with the remainder due to the acquisition of Indiana HomeCare Network (“IHCN Acquisition”) on July 19, 2013.

Corporate expenses as a percent of revenue increased slightly to 6.2% from 5.9% in the prior year primarily due to 2013 including $0.5 million of post-acquisition operating costs of Imperium, along with higher corporate legal costs. Excluding Imperium costs, 2013 corporate expenses were 6.0% of revenue.

Interest expense increased $0.1 million due to borrowings on our line of credit in conjunction with closing the SunCrest Acquisition.

The effective tax rate was approximately 41.9% for 2013, which increased slightly from the 39.2% in 2012, primarily due to increased deal and transaction cost that do not result in the establishment of a deferred tax asset.

Visiting Nurse Segment-Years Ended December 31, 2013 and 2012

Approximately 93% of the VN segment revenues were generated from the Medicare program while the balance was generated from Medicaid and private insurance programs.  In addition to our focus on operating income from the Visiting Nurse segment, we also measure this segment’s performance in terms of admissions, episodes, visits, patient months of care, revenue per episode and visits per episode. (In thousands, except statistical information)

	2013		2012		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$275,813	100.0%	$265,401	100.0%	$10,412	3.9%
Cost of service revenues	135,056	49.0%	124,966	47.1%	10,091	8.1%
Gross margin	140,757	51.0%	140,435	52.9%	322	0.2%
General and administrative expenses:
Salaries and benefits	81,599	29.6%	75,912	28.6%	5,687	7.5%
Other	28,409	10.3%	25,381	9.6%	3,028	11.9%
Total general and administrative expenses	110,008	39.9%	101,293	38.2%	8,715	8.6%
Operating income before corporate expenses	$30,749	11.1%	$39,142	14.7%	$(8,393)	-21.4%

Average number of locations	112		105		7	6.7%

All payors:
Patients Months	224,446		212,555		11,891	5.6%
Admissions	64,843		62,319		2,524	4.1%
Billable Visits	1,967,407		1,847,268		120,139	6.5%

Medicare:
Admissions (1)	58,634	90%	56,179	90%	2,455	4.4%
Revenue (in thousands)	$255,097	93%	$245,487	93%	$9,610	3.9%
Revenue per admission	$4,351		$4,370		$(19)	-0.4%
Billable visits (1)	1,676,717	85%	1,546,230	84%	130,487	8.4%
Recertifications	33,699		31,098		2,601	8.4%
Payor mix % of Admissions
Traditional Medicare Episodic	91.9%		93.7%		-1.8%
Replacement Plans Paid Episodically	2.6%		3.2%		-0.6%
Replacement Plans Paid Per Visit	5.5%		3.1%		2.4%

Non-Medicare:
Admissions (1)	6,209	10%	6,140	10%	69	1.1%
Revenue (in thousands)	$20,717	7%	$19,914	8%	$803	4.0%
Revenue per admission	$3,336		$3,243		$93	2.9%
Billable visits (1)	290,696	15%	301,038	16%	(10,342)	-3.4%
Recertifications	5,493		6,264		(771)	-12.3%
Payor mix % of Admissions
Medicaid & other governmental	28.3%		36.9%		-8.6%
Private payors	71.7%		63.1%		8.6%

(1)  Percentages pertain to percentage of total admissions or total billable visits, as applicable.

Visiting Nurse segment net service revenues increased primarily due to the SunCrest Acquisition, which closed December 6, 2013, combined with the IHCN Acquisition, which closed on July 19, 2013, to increase net service revenues by $12.7 million and operating income before corporate expenses by $2.1 million.

Excluding acquisitions, revenues decreased by $2.3 million as a result of a) Medicare rate cuts of $4.3 million, b) $2.4 million reduction due to a shift of certain Medicare Advantage plans to per visit from episodic reimbursement, which also led to the termination of certain payor contracts (the “MA Shift”) and c) $4.4 million of revenue generated on increased volume and patient mix.  Medicare rate cuts were comprised of a 2.0% Medicare sequestration cut effective for episodes ended after March 2013 and 2014 rate cuts on yearend straddle episodes.

Cost of service revenues grew 8.1% primarily due to acquired and organic volume growth which lead to a 6.5% increase in visits and to a lesser degree an increase in cost per visit of 1.5%.  General and administrative expenses — salaries and benefits increased approximately $5.7 million primarily due to the acquired and organic volume increases reflected in the growth in patient months and to a lesser degree an increase in cost per patient month of about 1.8%.

General and administrative expenses — other increased $1.6 million due to acquired operations with the balance due primarily due to an increase in the provision for uncollectible commercial accounts related to increased levels of non-episodic revenues and increased Medicare ADR and RAC audit related denials under appeal.

As a result, VN segment operating income before corporate expenses declined $8.4 million to $30.7 million from $39.1 million in 2012, while operating income before corporate expenses as a percent of revenues decreased by 3.6% to 11.1% in 2013 from 14.7% in 2012.  In summary, the 3.6% drop in operating margins is primarily comprised of 1.8% in Medicare rate cuts and approximately 1.6% increase in labor costs.

Personal Care Segment-Years Ended December 31, 2013 and 2012

Approximately 86% of the PC segment revenues were generated from Medicaid and other government programs while the balance is generated from insurance programs and private pay patients.  (In thousands, except statistical information)

	2013		2012		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$81,999	100.0%	$77,047	100.0%	$4,952	6.4%
Cost of service revenues	55,980	68.3%	52,576	68.2%	3,404	6.5%
Gross margin	26,019	31.7%	24,471	31.8%	1,548	6.3%
General and administrative expenses:
Salaries and benefits	10,417	12.7%	9,890	12.8%	527	5.3%
Other	5,465	6.7%	4,552	5.9%	913	20.0%
Total general and administrative expenses	15,882	19.4%	14,442	18.7%	1,440	10.0%
Operating income before corporate expenses	$10,137	12.4%	$10,029	13.0%	$108	1.1%

Average number of locations	61		60		1	1.7%

Admissions	4,311		4,319		(8)	-0.2%
Patient months of care	70,611		69,304		1,307	1.9%
Billable hours	4,602,260		4,275,007		327,253	7.7%
Revenue per billable hour	$17.82		$18.02		$(0.20)	-1.1%

Net service revenues increased $5.0 million, or 6.4%, to $82.0 million in 2013 from $77.0 million in 2012, primarily due to a 7.7% increase in billable hours due to organic growth and to a lesser degree the SunCrest acquisition which increased revenues by $1.0 million, both of which were partially offset by mix changes.  Cost of service revenues as a percentage of net service revenues increased slightly to 68.3% in 2013 from 68.2% in 2012.

Total general and administrative expenses as a percent of net service revenue increased to 19.4% in 2013 from 18.7% in 2012, primarily due to $0.6 million higher bad debt provision in 2013.

As a result, PC segment operating income before corporate expenses increased to $10.1 million from $10.0 million in 2012, while operating income before corporate expenses as percentage of revenue decreased 0.6%.

Year Ended December 31, 2012 Compared with Year Ended December 31, 2011

(in thousands)

	2012		2011		Change
Consolidated	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues:
Visiting Nurse	$265,401	77.5%	$275,184	83.0%	$(9,783)	-3.6%
Personal Care	77,047	22.5%	56,257	17.0%	20,790	37.0%
	342,448	100.0%	331,441	100.0%	11,007	3.3%
Operating income before corporate expenses:
Visiting Nurse	39,142	14.7%	43,815	15.9%	(4,673)	-10.7%
Personal Care	10,029	13.0%	8,682	15.4%	1,347	15.5%
	49,171	14.4%	52,497	15.8%	(3,326)	-6.3%
Deal and transition costs	588	0.2%	662	0.2%	(74)	-11.2%
Corporate expenses	20,321	5.9%	19,187	5.8%	1,134	5.9%
Operating income	28,262	8.3%	32,648	9.9%	(4,386)	-13.4%
Interest expense, net	(104)	0.0%	(180)	-0.1%	76	-42.2%
Income tax expense	(11,047)	-3.2%	(12,822)	-3.9%	1,775	-13.8%
Net income from continuing operations	$17,111	5.0%	$19,646	5.9%	$(2,535)	-12.9%

EBITDA (1)	$32,287	9.4%	$36,867	11.1%	$(4,580)	-12.4%

(1)  See page 42 for discussion of EBITDA.

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

Operating income before corporate expenses during 2012 declined $3.3 million from the prior year primarily as a result of the VN segment’s Medicare rate cut, which was partially offset by the Cambridge acquisition and productivity improvements in our VN segment.  Refer to segment results for further discussion.

Corporate expenses as a percent of revenue increased slightly to 5.9% in 2012 from 5.8% in 2011, primarily due to additional investments in education and clinical programs in addition to a full year of overhead related to the Cambridge transaction combined with the impact of the rate cuts on revenue.  Corporate expenses in 2012 and 2011 included zero and $1.3 million, respectively, for costs to respond to governmental inquiries and resulting litigation, net of anticipated insurance coverage.

The effective tax rate was approximately 39.2% in 2012, down slightly from 39.5% in 2011, primarily due to a benefit resulting from the release of a valuation allowance in conjunction with tax planning strategies completed during the first quarter of 2012.

Visiting Nurse Segment-Years Ended December 31, 2012 and 2011

Approximately 93% of the VN segment revenues were generated from the Medicare program while the balance was generated from Medicaid and private insurance programs.  (In thousands, except statistical information)

	2012		2011		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$265,401	100.0%	$275,184	100.0%	$(9,783)	-3.6%
Cost of service revenues	124,966	47.1%	126,281	45.9%	(1,315)	-1.0%
Gross margin	140,435	52.9%	148,903	54.1%	(8,468)	-5.7%
General and administrative expenses:
Salaries and benefits	75,912	28.6%	79,859	29.0%	(3,947)	-4.9%
Other	25,380	9.6%	25,229	9.2%	151	0.6%
Total general and administrative expenses	101,292	38.2%	105,088	38.2%	(3,796)	-3.6%
Operating income before corporate expenses	$39,143	14.7%	$43,815	15.9%	$(4,672)	-10.7%

Average number of locations	105		95		10	10.5%

All payors:
Patients Months	212,555		208,276		4,279	2.1%
Admissions	62,319		59,550		2,769	4.6%
Billable Visits	1,847,268		1,876,493		(29,225)	-1.6%

Medicare:
Admissions (1)	56,179	90%	55,012	92%	1,167	2.1%
Revenue (in thousands)	$245,487	93%	$255,596	93%	$(10,109)	-4.0%
Revenue per admission	$4,370		$4,646		$(276)	-5.9%
Billable visits (1)	1,546,230	84%	1,590,605	85%	(44,375)	-2.8%
Recertifications	31,098		31,694		(596)	-1.9%
Payor mix % of Admissions
Traditional Medicare Episodic	93.7%		94.2%		-0.5%
Replacement Plans Paid Episodically	3.2%		4.5%		-1.3%
Replacement Plans Paid Per Visit	3.1%		1.2%		1.9%

Non-Medicare:
Admissions (1)	6,140	10%	4,538	8%	1,602	35.3%
Revenue (in thousands)	$19,914	8%	$19,588	7%	$326	1.7%
Revenue per admission	$3,243		$4,316		$(1,073)	-24.9%
Billable visits (1)	301,038	16%	285,888	15%	15,150	5.3%
Recertifications	6,264		1,210		5,054	417.7%
Payor mix % of Admissions
Medicaid & other governmental	36.9%		37.1%		-0.2%
Private payors	63.1%		62.9%		0.2%

(1)  Percentages pertain to percentage of total admissions or total billable visits, as applicable.

VN segment net service revenues decreased $9.8 million or about 3.6% to $265.4 million in 2012 down from $275.2 million in 2011, due to an $12.3 million Medicare rate cut.  Total admissions grew 2.2%, of which 1.7% was organic.  Medicare admissions declined primarily due to the MA Shift.

Cost of service revenues decreased 1.0% as a result of lower Medicare volumes and by focused efforts to drive operational efficiencies.  General and administrative salaries and benefits decreased by about $3.9 million primarily as a result of a focused effort to reduce labor costs relative to patients served.  General and administrative other expenses increased slightly in 2012, as the bad debt provision increased $0.9 million on increased accounts receivable which more than offset focused efforts to reduce other costs relative to patients served.

As a result, VN segment operating income before corporate expenses declined $4.7 million to $39.1 million from $43.8 million in 2011, while operating income before corporate expenses as a percent of revenues decreased to 14.7% in 2012 from 15.9% in 2011.

Personal Care Segment-Years Ended December 31, 2012 and 2011

Approximately 86% of the PC segment revenues were generated from Medicaid and other government programs while the balance is generated from insurance programs and private pay patients.  (In thousands, except statistical information)

	2012		2011		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$77,047	100.0%	$56,257	100.0%	$20,790	37.0%
Cost of service revenues	52,576	68.2%	36,848	65.5%	15,728	42.7%
Gross margin	24,471	31.8%	19,409	34.5%	5,062	26.1%
General and administrative expenses:
Salaries and benefits	9,890	12.8%	7,016	12.5%	2,874	41.0%
Other	4,552	5.9%	3,711	6.6%	841	22.7%
Total general and administrative expenses	14,442	18.7%	10,727	19.1%	3,715	34.6%
Operating income before corporate expenses	$10,029	13.0%	$8,682	15.4%	$1,347	15.5%

Average number of locations	60		30		30	100.0%

Admissions	4,319		3,262		1,057	32.4%
Patient months of care	69,304		53,802		15,502	28.8%
Billable hours	4,275,007		3,120,715		1,154,292	37.0%
Revenue per billable hour	$18.02		$18.03		$(0.01)	-0.1%

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

Revolving Credit Facility

At December 31, 2013, the Company had a $125 million senior secured revolving credit facility with JP Morgan Chase Bank, NA, as Administrative Agent, Bank of America, as Syndication Agent and certain other lenders (the “Facility”).  The Facility consists of a $125 million credit line with a maturity date of December 2, 2015 and an “accordion” feature providing for potential future expansion of the facility to $175 million.  Borrowings (other than letters of credit) under the credit facility are at either the bank’s prime rate plus a margin (ranging from 1.25% to 2.25%, currently 1.25%) or LIBOR plus a margin (ranging from 2.25% to 3.25%, currently 2.25%).  The margin for prime rate or LIBOR borrowings is determined by the Company’s leverage.  Borrowings under the Facility are secured by a first priority perfected security interest in all tangible and intangible assets of the Company, and all existing and future direct and indirect subsidiaries of the Company, as guarantors.

The weighted average prime rate-based interest rates were 4.50% and 4.50% for the years ended December 31, 2013 and 2012, respectively.  The weighted average LIBOR rate was 2.52% and 2.68% for 2013 and 2012, respectively.  The Company pays a quarterly commitment fee of 0.30% to 0.50% on the average daily unused facility balance based on leverage.  Borrowings are subject to various covenants including a multiple of 3.0 times earnings before interest, taxes, depreciation and amortization (“EBITDA”). “EBITDA” may include “Acquired EBITDA” from pro-forma acquisitions pursuant to a calculation rider, up to 50% of “Adjusted EBITDA”, as defined. Borrowings under the Facility may be used for general corporate purposes, including acquisitions.  As of December 31, 2013, the formula permitted $25.2 million to be used. We had irrevocable letters of credit totaling $7.1 million outstanding in connection with our self-insurance programs, which resulted in a total of $18.1 million being available for use at December 31, 2013.  As of December 31, 2013, we were in compliance with the Facility’s various financial covenants.  Under the most restrictive of its covenants, we were required to maintain minimum net worth of at least $160.6 million at December 31, 2013.  At such date, our net worth was approximately $214.1 million.

We believe that this Facility will be sufficient to fund our operating needs for at least the next year.  We will continue to evaluate additional capital, including possible debt and equity investments in the Company, to support a more rapid development of the business than would be possible with internal funds.

Cash Flows

Key elements to the Consolidated Statements of Cash Flows were as follows for the years ended December 31 (in thousands):

Net Change in Cash and Cash Equivalents	2013	2012	2011
Provided by (used in):
Operating activities	$21,894	$16,336	$25,109
Investing activities	(93,090)	(2,963)	(40,923)
Financing activities	55,209	(21,581)	766
Net (decrease) increase in cash and cash equivalents	$(15,987)	$(8,208)	$(15,048)

2013 Compared to 2012

Net cash provided by operating activities resulted primarily from current period net income of $8.2 million plus certain non-cash items, net of changes in accounts receivable, accounts payable and accrued expenses.  The increase from 2013 is primarily due to accounts receivable days revenues outstanding which decreased to 46 at December 31, 2013 from 53 at December 31, 2012 due primarily to removing processing delays experienced in the prior year in addition to adjusting to changes related to the MA Shift.

The cash used in investing activities for 2013 was primarily due to the SunCrest, IHCN and Imperium acquisitions and capital expenditures, while 2012 included $0.5 million for two small acquisitions.

Net cash provided by financing activities for 2013 increased over the prior year period primarily due to the $56.0 million borrowing on the Company’s senior secured revolving credit facility for the SunCrest Acquisition.

2012 Compared to 2011

Net cash provided by operating activities resulted primarily from current period net income of $17.1 million plus certain non-cash items, net of changes in accounts receivable, accounts payable and accrued expenses.  The decrease from 2011 is primarily due to a $4.8 million increase in accounts receivable - net and decreased net income of $3.5 million.  Accounts receivable days revenues outstanding increased to 53 at December 31, 2012 from 46 at December 31, 2011 due primarily to processing delays and, to a lesser degree, the conversion of certain patients to payors with longer collection cycles in the VN segment.

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

2013 Acquisitions

During 2013, in conjunction with our SunCrest and IHCN Acquisitions, we acquired 60 VN and 13 PC branch locations in Tennessee, Pennsylvania, Georgia, Indiana, Mississippi, Illinois, Florida and Alabama (in order of revenue significance).  We funded these acquisitions with cash on hand of $31.8 million, $0.5 million in stock, issuance of a $1.5 million promissory note and borrowings of $56.0 million on our senior secured revolving credit facility.

In October of 2013, we also acquired a controlling interest in Imperium, a development-stage enterprise that provides strategic health management services to Accountable Care Organizations (ACO’s).  We acquired a 61.5% interest in Imperium for a total of $5.8 million of which $3 million went into Imperium for its general corporate purposes including pursuit of its business plan.  The transaction was funded from cash on hand.

2012 Acquisitions

During 2012, we completed two small acquisitions using cash on hand to expand existing VN and PC segment operations.

2011 Acquisitions

During 2011, we acquired 9 VN and 38 PC branch locations in Ohio and Pennsylvania.  We funded these acquisitions with cash on hand of $37.1 million and issuance of a $1 million promissory note at 6% interest.

Contractual Obligations

The following table provides information about the payment dates of our contractual obligations at December 31, 2013, excluding current liabilities except for the current portion of long-term debt and additional consideration on acquisitions (in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total
Revolving credit facility	$—	$56,000	$—	$—	$—	$—	$56,000
Capital lease obligations	210	55	17	—	—	—	282
Notes payable	500	—	—	—	—	1,500	2,000
Operating leases	5,733	3,910	1,770	801	331	15	12,560
Total	$6,443	$59,965	$1,787	$801	$331	$1,515	$70,842

Commitments and Contingencies

Letters of Credit

We have outstanding letters of credit totaling $7.1 million at December 31, 2013, which benefit our third-party insurer/administrators for our self-insurance programs.  The amount of such insurance program letters of credit is subject to negotiation annually upon renewal and may vary in the future based upon such negotiation, our historical claims experience and expected future claims.  It is reasonable to expect that the amount of the letter of credit will increase in the future, however, we are unable to predict to what degree.

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

EBITDA

Earnings before interest, income tax, depreciation and amortization (EBITDA) is not a measure of financial performance under accounting principles generally accepted in the U.S. GAAP.  It should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating, investing or financing activities, or any other measure calculated in accordance with generally accepted accounting principles.  The items excluded from EBITDA are significant components in understanding and evaluating financial performance and liquidity.  Management routinely calculates and communicates EBITDA and believes that it is useful to investors because it is commonly used as an analytical indicator within our industry to evaluate performance, measure leverage capacity and debt service ability, and to estimate current or prospective enterprise value. EBITDA is also used in certain covenants contained in our credit agreement.

The following table sets forth a reconciliation of net income to EBITDA as of December 31 (in thousands):

	2013	2012	2011
Net income from continuing operations	$8,354	$17,111	$19,646
Add back:
Interest expense, net	169	104	180
Income tax expense	6,020	11,047	12,822
Depreciation and amortization	2,863	2,552	2,796
Amortization of stock-based compensation	1,465	1,473	1,423
Earnings before interest, income taxes, depreciation and amortization (EBITDA)	$18,871	$32,287	$36,867

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Derivative Instruments

We do not use derivative instruments.

Market Risk of Financial Instruments

Our primary market risk exposure with regard to financial instruments is to changes in interest rates.

At December 31, 2013, a hypothetical 100 basis point increase in short-term interest rates would result in a reduction of approximately $560,000 in our annual pre-tax earnings.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Net service revenues	$357,812	$342,448	$331,440
Cost of service revenues (excluding depreciation and amortization)	191,268	177,549	163,128
Gross margin	166,544	164,899	168,312
General and administrative expenses:
Salaries and benefits	102,367	96,406	95,113
Other	45,312	39,643	39,889
Deal and transition costs	4,322	588	662
Total general and administrative expenses	152,001	136,637	135,664
Operating income	14,543	28,262	32,648
Interest expense, net	(169)	(104)	(180)
Income before income taxes	14,374	28,158	32,468
Income tax expense	(6,020)	(11,047)	(12,822)
Net income from continuing operations	8,354	17,111	19,646

Discontinued operations:
(Loss) gain from operations, net of tax of ($89), $108, and $757	(477)	173	1,156
Gain on sale, net of tax of $971	171	—	—
(Loss) gain on discontinued operations	(306)	173	1,156

Net income	8,048	17,284	20,802
Net loss attributable to noncontrolling interest	178	—	—
Net income attributable to Almost Family, Inc.	$8,226	$17,284	$20,802

Per share amounts-basic:
Average shares outstanding	9,279	9,285	9,278
Income from continued operations attributable to Almost Family, Inc.	$0.92	$1.84	$2.12
Discontinued operations	$(0.03)	$0.02	$0.12
Net income attributable to Almost Family, Inc.	$0.89	$1.86	$2.24

Per share amounts-diluted:
Average shares outstanding	9,374	9,324	9,360
Income from continued operations attributable to Almost Family, Inc.	$0.91	$1.84	$2.10
Discontinued operations	$(0.03)	$0.01	$0.12
Net income attributable to Almost Family, Inc.	$0.88	$1.85	$2.22

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	As of December 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,246	$26,120
Accounts receivable - net	61,651	49,971
Prepaid expenses and other current assets	10,278	6,968
Deferred tax assets	11,532	6,580
TOTAL CURRENT ASSETS	95,707	89,639
PROPERTY AND EQUIPMENT - NET	8,142	5,401
GOODWILL	192,575	132,014
OTHER INTANGIBLE ASSETS	55,075	19,967
OTHER ASSETS	774	781
OTHER ASSETS, HELD FOR SALE	—	1,457
TOTAL ASSETS	$352,273	$249,259

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$11,526	$4,599
Accrued other liabilities	38,916	21,874
Current portion - notes payable and capital leases	702	625
TOTAL CURRENT LIABILITIES	51,144	27,098

LONG-TERM LIABILITIES:
Revolving credit facility	56,000	—
Deferred tax liabilities	25,580	16,785
Other liabilities	1,856	1,061
TOTAL LONG-TERM LIABILITIES	83,436	17,846
TOTAL LIABILITIES	134,580	44,944

NONCONTROLLING INTEREST - REDEEMABLE	3,639	—

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.05; authorized 2,000 shares; none issued or outstanding	—	—
Common stock, par value $0.10; authorized 25,000; 9,500 and 9,421 issued and outstanding	950	942
Treasury stock, at cost, 92 and 91 shares	(2,340)	(2,320)
Additional paid-in capital	103,858	101,945
Noncontrolling interest - nonredeemable	(203)	—
Retained earnings	111,789	103,748
TOTAL STOCKHOLDERS’ EQUITY	214,054	204,315
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$352,273	$249,259

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

									Non-
							Non-controlling	Total	controlling
	Common Stock		Treasury Stock		Additional Paid-in	Retained	Interest - Non-	Stockholders’	Interest -
	Shares	Amount	Shares	Amount	Capital	Earnings	redeemable	Equity	Redeemable
Balance, December 31, 2010	9,243	$924	(4)	$(139)	$97,073	$84,310	$—	$182,168	$—
Options exercised, net of shares surrendered or withheld	125	13	(9)	(292)	632	—	—	353	—
Share awards and related compensation	13	1	—	—	1,422	—	—	1,423	—
Tax benefit from exercise of non-qualified stock options	—	—	—	—	1,551	—	—	1,551	—
Net income	—	—	—	—		20,802	—	20,802	—
Balance, December 31, 2011	9,381	$938	(13)	$(431)	$100,678	$105,112	$—	$206,297	$—
Options exercised, net of shares surrendered or withheld	11	1	—	—	69	—	—	70	—
Share awards and related compensation	29	3	(78)	(1,889)	1,471	—	—	(415)	—
Special dividend	—	—	—	—	—	(18,648)	—	(18,648)	—
Tax loss from stock-based compensation	—	—	—	—	(273)	—	—	(273)	—
Net income	—	—	—	—	—	17,284	—	17,284	—
Balance, December 31, 2012	9,421	$942	(91)	$(2,320)	$101,945	$103,748	$—	$204,315	$—
Stock award maturities, net of shares surrendered or withheld	1	1	(1)	(20)	17	—	—	(2)	—
Share awards and related compensation	52	5	—	—	1,460	—	—	1,465	—
Tax loss from stock-based compensation			—	—	(62)	—	—	(62)	—
Stock provided in acquisitions	26	2	—	—	498	—	—	500	—
Acquired noncontrolling interest	—	—	—	—		—	(210)	(210)	3,639
Net loss noncontrolling interests - redeemable	—	—	—	—	—	—	—	—	(185)
Noncontrolling interests - redeemable fair value accretion	—	—	—	—	—	(185)	—	(185)	185
Net loss noncontrolling interests - nonredeemable	—	—	—	—	—	—	7	7
Net income attributable to Almost Family, Inc.	—	—	—	—	—	8,226	—	8,226
Balance, December 31, 2013	9,500	$950	(92)	(2,340)	$103,858	$111,789	$(203)	$214,054	$3,639

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

   (in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$8,048	$17,284	$20,802
(Loss) gain on discontinued operations, net of tax	(306)	$173	$1,156
Net income from continuing operations before noncontrolling interest	$8,354	$17,111	$19,646

Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	2,863	2,552	2,796
Provision for uncollectible accounts	5,488	2,761	2,361
Stock-based compensation	1,465	1,473	1,423
Deferred income taxes	2,099	3,753	4,371
	20,269	27,650	30,597
Change in certain net assets and liabilities, net of the effects of acquisitions:
(Increase) decrease in:
Accounts receivable	(893)	(8,708)	(1,187)
Prepaid expenses and other current assets	4,243	(1,129)	632
Other assets	235	228	252
(Decrease) increase in:
Accounts payable and accrued expenses	(4,080)	(1,705)	(5,185)
Net cash provided by operating activities	19,774	16,336	25,109

Cash flows from investing activities:
Capital expenditures	(2,505)	(2,427)	(2,859)
Acquisitions, net of cash acquired	(88,465)	(536)	(38,064)
Net cash used in investing activities	(90,970)	(2,963)	(40,923)

Cash flows from financing activities:
Credit facility borrowings	56,000	—	—
Proceeds from stock option exercises	11	70	288
Purchase of common stock in connection with share awards	(20)	(1,889)	(440)
Tax benefit from stock-based compensation	(62)	—	1,614
Payment of special dividend	—	(18,562)	—
Principal payments on notes payable	(720)	(1,200)	(696)
Net cash used in financing activities	55,209	(21,581)	766

Cash flows from discontinued operations:
Operating activities	(970)	695	828
Investing activities	3,083	(60)	(30)
Net cash from discontinued operations	2,113	635	798

Net (decrease) increase in cash and cash equivalents	(13,874)	(7,573)	(14,250)
Cash and cash equivalents at beginning of period	26,120	33,693	47,943
Cash and cash equivalents at end of period	$12,246	$26,120	$33,693

Supplemental disclosures of cash flow information:
Cash payment of interest, net of amounts capitalized	$97	$104	$180
Cash payment of taxes	$6,084	$8,352	$8,778

Summary of non-cash investing and financing activities:
Acquisitions funded by notes payable	$1,500	$—	$1,000
Acquisitions funded by stock	$500	$—	$—
Settlement of Directors Deferred Compensation Plan	$—	$—	$501
Dividends declared, not paid	$—	$86	$—

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated all dollar and share amounts are in thousands)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation and Description Of Business

The consolidated financial statements include the accounts of Almost Family, Inc. (a Delaware corporation) and its wholly-owned subsidiaries (collectively “Almost Family” or the “Company”). The Company is a leading, regionally focused provider of home health services and has service locations in Florida, Ohio, Kentucky, Connecticut, New Jersey, Massachusetts, Missouri, Indiana, Illinois, Pennsylvania, Tennessee, Georgia, Mississippi and Alabama (in order of revenue significance).

The Company was incorporated in Delaware in 1985.  Through a predecessor that merged into the Company in 1991, the Company has been providing health care services, primarily home health care, since 1976.  All material intercompany transactions and accounts have been eliminated in consolidation.

On December 6, 2013, the Company completed the acquisition of Omni Home Health Holdings, Inc. (“SunCrest”).  Branded principally under the SunCrest name, its subsidiaries own and operate 66 Medicare-certified home health agencies and 9 private duty agencies in Florida, Tennessee, Georgia, Pennsylvania, Kentucky, Illinois, Indiana, Mississippi and Alabama.  On October 4, 2013, the Company acquired a controlling interest in Imperium Health Management, LLC (“Imperium”), a development-stage enterprise that provides strategic health management services to Accountable Care Organizations (“ACO’s”).  On July 17, 2013, the Company acquired the assets of the Medicare-certified home health agencies owned by Indiana Home Care Network (“IHCN”).  The acquisitions are more fully described in Note 12, “Acquisitions”. The results of operations for SunCrest and IHCN are principally reported within the Company’s Visiting Nurse reportable segment, while Imperium results are currently included in general and administrative expenses.  Results of operations are included from the acquisition date to December 31, 2013.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Uninsured deposits at December 31, 2013 and 2012 were approximately $9,449 and $24,515, respectively.  These amounts have been deposited with national financial institutions.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives (generally two to ten years for medical and office equipment and three years for internally developed software).  Leasehold improvements are depreciated over the terms of the respective leases (generally three to ten years).

Goodwill and Other Intangible Assets

Goodwill and indefinite lived intangible assets acquired are stated at fair value at the date of acquisition.  Subsequent to acquisition, the Company conducts annual reviews for impairment, or more frequently if circumstances indicate impairment may have occurred, under Accounting Standards Codification (ASC) Topic 350, Intangibles — Goodwill and Other.  The Company has completed its most recent annual impairment tests as of December 31, 2013 and determined that no impairment existed.

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

The following table summarizes the activity related to the Company’s goodwill and other intangible assets for 2013 and 2012:

		Other Intangible Assets
	Goodwill	Certificates of Need and Licenses	Trade Names	Non-compete Agreements	Total
Balances at 12-31-11	$132,653	$9,091	$10,421	$197	$19,709
Additions	208	300	—	30	330
Adjustments	610	—	—	—	—
Amortization	—	—	—	(72)	(72)
Balances at 12-31-12	$133,471	$9,391	$10,421	$155	$19,967
Additions	60,561	28,930	6,270	—	35,200
Disposals	(1,457)	—	—	—	—
Amortization	—	—	—	(92)	(92)
Balances at 12-31-13	$192,575	$38,321	$16,691	$63	$55,075

At December 31, 2013, the Visiting Nurse (VN) segment includes $155,004, $37,541, $13,311 and $13, while the Personal Care (PC) segment includes $37,571, $780, $3,380 and $50 of total goodwill, certificates of need and licenses, trade names and non-compete agreements, respectively.  At December 31, 2012, the Visiting Nurse (VN) segment includes $102,497, $8,781, $7,701 and $8, while the Personal Care (PC) segment includes $30,447, $610, $2,720 and $163 of total goodwill, certificates of need and licenses, trade names and non-compete agreements, respectively.  Additions were due to acquisitions (Note 12) and disposals were due to asset dispositions (Note 11).

Capitalization Policies

Maintenance, repairs and minor replacements are charged to expense as incurred.  Major renovations and replacements are capitalized to appropriate property and equipment accounts.  Upon sale or retirement of property, the cost and related accumulated depreciation are eliminated from the accounts and the related gain or loss is recognized in income.

The Company capitalizes the cost of internally developed computer software for the Company’s own use.  Software development costs of approximately $647, $968 and $535 were capitalized in the years ended December 31, 2013, 2012 and 2011, respectively.

Insurance Programs

The Company bears significant insurance risk under its large-deductible workers’ compensation insurance program and its self-insured employee health program.  Under the workers’ compensation insurance program, the Company bears risk up to $250 per incident, after which stop-loss coverage is maintained.  The Company purchases stop-loss insurance for the employee health plan that places a specific limit, generally $300, on its exposure for any individual covered life.

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against the Company by various claimants.  The claims are in various stages of processing and some may ultimately be brought to trial.  The Company is aware of incidents that have occurred through December 31, 2013 that may result in the assertion of additional claims.  The Company currently carries professional and general liability insurance coverage (on a claims made basis) for this exposure with no deductible.  The Company also carries D&O coverage (also on a claims made basis) for potential claims against the Company’s directors and officers, including securities actions, with deductibles ranging from $100 to $250 per claim.

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

Accounting for Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the Company’s book and tax bases of assets and liabilities and tax carry-forwards using enacted tax rates in effect for the year in which the differences are expected to reverse.  The effect of changes in tax rates on deferred taxes is recognized in the period in which the enactment dates change.  Valuation allowances are established when necessary on a jurisdictional basis to reduce deferred tax assets to the amounts expected to be realized.

Seasonality

The Company’s VN segment operations located in Florida (which generated approximately 41% of that segment’s revenues in 2013) normally experience higher admissions during the first quarter and lower admissions during the third quarter than in the other quarters due to seasonal population fluctuations.

Net Service Revenues

The Company is paid for its services primarily by federal and state third-party reimbursement programs, commercial insurance companies, and patients. Revenues are recorded at established rates in the period during which the services are rendered.  Appropriate allowances to give recognition to third party payment arrangements are recorded when the services are rendered.

Approximately 71% of the Company’s net service revenues are derived from the Medicare program.  Net service revenues are recorded under the Medicare prospective payment program (PPS) based on a 60-day episode payment rate that is subject to adjustment based on certain variables including, but not limited to: (a) changes in the base episode payments established by the Medicare program; (b) adjustments to the base episode payments for case mix and geographic wages; (c) a low utilization payment adjustment (LUPA) if the number of visits was fewer than five; (d) a partial payment if a patient is transferred to another provider or if a patient is received from another provider before completing the episode; (e) a payment adjustment based upon the level of therapy services required (thresholds set at 6, 14 and 20 visits); (f) an outlier payment if the patient’s care was unusually costly (capped at 10% of total reimbursement); (g) the number of episodes of care provided to a patient; and (h) a 2% reduction for sequestration.

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

Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation.  It is common for issues to arise related to: 1) medical coding, particularly with respect to Medicare, 2) patient eligibility, particularly related to Medicaid, and 3) other reasons unrelated to credit risk, all of which may result in adjustments to recorded revenue amounts.  The Company continuously evaluates the potential for revenue adjustments and when appropriate provides allowances for losses based upon the best available information.  There is at least a reasonable possibility that recorded estimates could change by material amounts in the near term.  Changes in estimates related to prior periods decreased revenues by approximately $114, $75, and $215 in the years ended December 31, 2013, 2012 and 2011, respectively.

Revenue and Receivable Concentrations

The following table sets forth the percent of the Company’s revenues generated from Medicare, state Medicaid programs and other payors for the year ended December 31:

	2013	2012	2011
Medicare	71.3%	71.7%	77.1%
Medicaid & other government programs:
Ohio	13.1%	13.7%	9.0%
Connecticut	7.0%	6.6%	6.2%
Kentucky	2.3%	2.7%	2.8%
Florida	0.7%	0.5%	0.6%
Others	0.5%	0.3%	0.4%
Subtotal	23.6%	23.8%	19.0%
All other payors	5.1%	4.5%	3.9%
Total	100.0%	100.0%	100.0%

Concentrations in the Company’s accounts receivable were as follows as of December 31:

	2013		2012
	Amount	Percent	Amount	Percent
Medicare	$45,607	56.0%	$34,882	59.1%
Medicaid & other government programs:
Ohio	6,310	7.7%	6,092	10.3%
Connecticut	5,201	6.4%	6,081	10.3%
Kentucky	3,793	4.7%	2,931	5.0%
Tennessee	4,365	5.4%	—	0.0%
Others	2,696	2.6%	1,014	1.8%
Subtotal	21,765	26.7%	16,118	27.4%
All other payors	14,115	17.3%	7,978	13.5%
Subtotal	81,487	100.0%	58,978	100.0%
Third party payable	(4,250)		(3,771)
Allowances	(15,586)		(5,236)
Total	$61,651		$49,971

Variations between years are largely attributable to the SunCrest acquisition.

At December 31, 2013 and 2012, the Company had $4,250 and $3,771 of payables outstanding primarily related to filed or estimated cost reports with the Kentucky Medicaid program.

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

Payor Mix Concentrations and Related Aging of Accounts Receivable

The approximate breakdown by payor classification as a percent of total accounts receivable, net of contractual allowances, if any, at December 31, 2013 and 2012 is set forth in the following tables:

	2013
Payor	0-90	91-180	181-365	>1 yr.	Total
Medicare	30%	12%	5%	3%	50%
Medicaid & Government	18%	4%	4%	7%	33%
Self Pay	4%	1%	1%	1%	7%
Insurance	4%	1%	2%	3%	10%
Total	56%	18%	12%	14%	100%

	2012
Payor	0-90	91-180	181-365	>1 yr.	Total
Medicare	39%	14%	5%	2%	60%
Medicaid & Government	20%	3%	2%	2%	27%
Self Pay	2%	1%	0%	1%	4%
Insurance	4%	2%	2%	1%	9%
Total	65%	20%	9%	6%	100%

Variations between years are largely attributable to the SunCrest acquisition.

Allowance for Uncollectible Accounts by Payor Mix and Related Aging

The Company records an estimated allowance for uncollectible accounts by applying estimated bad debt percentages to its accounts receivable aging.  The percentages to be applied by payor type are based on the Company’s historical collection and loss experience.  The Company’s effective allowances for uncollectible accounts as a percent of accounts receivable were as follows at December 31, 2013 and 2012:

	2013
Payor	0-90	91-180	181-365	>1 yr.	>2 yrs.
Medicare	0%	1%	9%	100%	100%
Medicaid & Government	2%	16%	49%	92%	100%
Self Pay	5%	36%	80%	87%	100%
Insurance	5%	22%	38%	87%	100%
Total	1%	8%	33%	92%	100%

	2012
Payor	0-90	91-180	181-365	>1 yr.	>2 yrs.
Medicare	0%	1%	9%	100%	100%
Medicaid & Government	1%	11%	31%	71%	100%
Self Pay	1%	4%	34%	77%	100%
Insurance	6%	17%	44%	79%	100%
Total	1%	4%	23%	82%	100%

Variations between years are largely attributable to the SunCrest acquisition.

The Company’s allowance for uncollectible accounts at December 31, 2013 and 2012 was approximately $15,586 and $5,236, respectively.  The increase is primarily due to the SunCrest acquisition.

Contingent Service Revenues

The Company, through its Imperium acquisition, provides strategic health management services to ACOs that have been approved to participate in the Medicare Shared Savings Program (“MSSP”).  While the Company does not have ownership interests in ACO’s, it does have service agreements with ACOs that provide for sharing of MSSPs received by the ACO, if any.

ACOs are entities that contract with CMS to serve the Medicare fee-for-service population with the goal of better care for individuals, improved health for populations and lower costs.  ACOs share savings with CMS to the extent that the actual costs of serving assigned beneficiaries are below certain trended benchmarks of such beneficiaries and certain quality performance measures are achieved.  The MSSP is relatively new and therefore has limited historical experience, which impacts the Company’s ability to accurately accumulate and interpret the data available for calculating an ACOs’ shared savings, if any.  MSSP payments are not recognized in revenue until actually received.  The Company recorded no MSSP revenue for the year ended December 31, 2013.

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

	2013	2012	2011
Basic weighted average outstanding shares	9,279	9,285	9,278
Dilutive effect of outstanding compensation awards	95	39	82
Diluted weighted average outstanding shares	9,374	9,324	9,360

The assumed conversions to common stock of 195, 218, and 125 of the Company’s outstanding stock options were excluded from the diluted EPS computation in 2013, 2012, and 2011, respectively, because these items, on an individual basis, have an anti-dilutive effect on diluted EPS.

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

Financial Statement Reclassifications

Certain prior period amounts and data have been reclassified in the financial statements and related notes in order to conform to the 2013 presentation.  Such reclassifications had no effect on previously reported net income.

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

Advertising Costs

The Company expenses the costs of advertising as incurred.  Advertising expense was $325, $316 and $370 for the years ended December 31, 2013, 2012, and 2011, respectively.

NOTE 2 - ACCRUED LIABILITIES

Accrued liabilities consist of the following as of December 31:

	2013	2012
Wages and employee benefits	$20,664	$10,450
Insurance accruals	11,640	9,700
Accrued taxes	856	381
Accrued professional fees and other	5,756	1,343
	$38,916	$21,874

NOTE 3 - PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consist of the following as of December 31:

	2013	2012
Leasehold improvements	$1,448	$781
Medical equipment	1,671	641
Computer equipment	14,625	8,060
Internally developed software	1,404	2,689
Office and other equipment	5,071	3,330
Vehicles	387	—
	24,606	15,501
Less accumulated depreciation	(16,464)	(10,100)
	$8,142	$5,401

Depreciation and amortization expense is recorded in general and administrative expenses - other and was $2,611, $2,315 and $2,522 for the years ended December 31, 2013, 2012 and 2011, respectively.

NOTE 4 - REVOLVING CREDIT FACILITY

At December 31, 2013, the Company had a $125 million senior secured revolving credit facility with JP Morgan Chase Bank, NA, as Administrative Agent, Bank of America, as Syndication Agent and certain other lenders (the “Facility”).  The facility consists of a $125 million credit line with a maturity date of December 2, 2015 and an “accordion” feature providing for potential future expansion of the facility to $175 million.  Borrowings (other than letters of credit) under the credit facility are at either the bank’s prime rate plus a margin (ranging from 1.25% to 2.25%, currently 1.25%) or LIBOR plus a margin (ranging from 2.25% to 3.25%, currently 2.25%).  The margin for prime rate or LIBOR borrowings is determined by the Company’s leverage.  Borrowings under the Facility are secured by a first priority perfected security interest in all tangible and intangible assets of the Company, and all existing and future direct and indirect subsidiaries of the Company, as guarantors.

The weighted average prime rate-based interest rates were 4.50% and 4.50% for the year ended December 31, 2013 and 2012, respectively.  The weighted average LIBOR rate was 2.52% and 2.68% for 2013 and 2012, respectively.  The Company pays a commitment fee quarterly of 0.30% to 0.50% on the average daily unused facility balance based on leverage. Borrowings are subject to various covenants including a multiple of 3.0 times earnings before interest, taxes, depreciation and amortization (“EBITDA”). “EBITDA” may include “Acquired EBITDA” from proforma acquisitions pursuant to a calculation rider, up to 50% of “Adjusted EBITDA”, as defined. Borrowings under the facility may be used for general corporate purposes, including acquisitions. As of December 31, 2013, the formula permitted $25.2 million to be used. The Company has irrevocable letters of credit totaling $7.1 million outstanding in connection with its self-insurance programs. Thus, a total of $18.1 million was available for use at December 31, 2013. The Facility is subject to various financial covenants. As of December 31, 2013, the Company was in compliance with the covenants. Under the most restrictive of its covenants, the Company was required to maintain minimum net worth of at least $160.6 million at December 31, 2013.  At such date, the Company’s net worth was approximately $214.1 million.

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

As of December 31, 2013, the Company does not have any assets or liabilities carried at fair value that are measured on a recurring basis.

NOTE 6 - INCOME TAXES

The provision for income taxes consists of the following as of December 31:

	2013	2012	2011
Federal - current	$3,557	$6,113	$7,210
State and local - current	364	1,181	1,241
Deferred	2,099	3,753	4,371
	$6,020	$11,047	$12,822

A reconciliation of the statutory to the effective rate of the Company is as follows as of December 31:

	2013	2012	2011
Tax provision using statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of Federal benefit	5.7%	4.1%	3.9%
Valuation allowance	-0.6%	-0.6%	0.0%
Noncontrolling interest related	0.5%	0.0%	0.0%
Other, net	1.3%	0.7%	0.6%
Tax provision for continuing operations	41.9%	39.2%	39.5%

The Company has provided a valuation allowance against certain net deferred tax assets based upon management’s estimation of realizability of those assets through future taxable income.  This valuation allowance was based in large part on the Company’s history of generating operating income or losses in individual tax locales and expectations for the future.  The Company’s ability to generate the expected amounts of taxable income from future operations to realize its recorded net deferred tax assets is dependent upon general economic conditions, competitive pressures on revenues and margins and legislation and regulation at all levels of government.  There can be no assurances that the Company will meet its expectations of future taxable income.  However, management has considered the above factors in reaching its conclusion that it is more likely than not that future taxable income will be sufficient to realize the deferred tax assets (net of valuation allowance) as of December 31, 2013.

During 2013, the valuation allowance increased by $19 million due to a change in expected realizability of deferred tax assets for states operating loss carry-forwards.

The principal tax carry-forwards and temporary differences were as follows as of December 31:

	2013	2012
Deferred tax assets
Non-deductible reserves and allowances	$9,520	$4,331
Insurance accruals	2,372	2,212
Net operating loss carryforwards	1,160	1,251
	13,052	7,794
Valuation allowance	(979)	(960)
Deferred tax assets	12,073	6,834

Deferred tax liabilities
Intangibles	(24,509)	(15,525)
Accelerated depreciation	(1,612)	(1,514)
Deferred tax liabilities	(26,121)	(17,039)
Net deferred tax liabilities	$(14,048)	$(10,205)

Deferred tax (liabilities) assets are reflected in the accompanying balance sheet as:
Current assets	11,532	6,580
Long-term liabilities	(25,580)	(16,785)
Net deferred tax liabilities	$(14,048)	$(10,205)

The Company had book goodwill of $109.0 million and $57.5 million at December 31, 2013 and 2012, respectively, which was not deductible for tax purposes.

State operating loss carry-forwards totaling $22.8 million at December 31, 2013 are being carried forward in jurisdictions where the Company is permitted to use tax losses from prior periods to reduce future taxable income.  If not used to offset future taxable income, these losses will expire between 2014 and 2033.  Due to uncertainty regarding the Company’s ability to use some of the carry-forwards, a valuation allowance has been established on $19.0 million of state net operating loss carry-forwards.  Based on the Company’s historical record of producing taxable income and expectations for the future, the Company has concluded that future operating income will be sufficient to give rise to taxable income sufficient to utilize the remaining state net operating loss carry-forwards.

The Company concluded that there are no significant uncertain tax positions requiring recognition in its financial statements.  For federal tax purposes, the Company is currently subject to examinations for tax years after 2009, while for state purposes, tax years after 2007 are subject to examination, depending on the specific state rules and regulations.  The Internal Revenue Service completed an examination of the December 31, 2011 tax year.

The Company may from time to time be assessed interest and penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to its financial results.  Assessments for interest and/or penalties are classified in the financial statements as general and administrative - other.

NOTE 7 - STOCKHOLDERS’ EQUITY

Employee Stock Incentive Plans

The Company has a 2000 Employee Stock Option Plan which initially provided for options to purchase up to 1,000 shares of the Company’s common stock to key employees, officers and directors.  The Board of Directors determines the amount and terms of the options, which cannot exceed ten years.  At December 31, 2013, options for 121 shares were outstanding under this plan.  There are no shares available for future grant.

Historically, the Company has issued restricted share and/or option awards to employees and non-employee directors.  The Board of Directors determines the amount and terms of the options, which cannot exceed ten years.  Under both the 2013 and 2007 Stock and Incentive Compensation Plans, restricted share awards cliff vest on the third anniversary, while option share awards vest annually in 25% increments over four years.

The 2007 Stock and Incentive Compensation Plan provided for stock awards up to 500 shares of the Company’s common stock to employees, non-employee directors or independent contractors, with a maximum number of full value restricted share awards up to 200.    As of December 31, 2013, options for 254 shares were outstanding under this plan, while 162 restricted shares had been awarded.  There are no shares available for future grant.

The 2013 Stock and Incentive Compensation Plan provides for stock awards up to 700 shares of the Company’s common stock to employees, non-employee directors or independent contractors, with a maximum number of full value restricted share awards up to 200.  As of December 31, 2013, options for 9 shares had been granted and were outstanding under this plan, while 25 restricted shares had been awarded.  There are 666 shares available for future grant.

Changes in award shares outstanding are summarized as follows:

	Restricted shares		Options
	Shares	Wtd. Avg. Grant Price	Shares	Wtd. Avg. Ex. Price
December 31, 2010	92	$33.74	314	$22.39
Granted	20	36.69	32	36.69
Vested or Exercised	(35)	26.81	(38)	10.86
Forfeited	(6)	34.76	(16)	(28.05)
December 31, 2011	71	$37.85	292	$25.15
Granted	29	24.16	63	24.16
Vested or Exercised	(44)	37.61	(11)	6.49
Forfeited	(6)	28.55	(3)	(20.19)
December 31, 2012	50	$31.35	341	$25.62
Granted	58	20.29	68	20.71
Vested or Exercised	(8)	19.57	(2)	12.29
Forfeited	—	—	(24)	(30.29)
December 31, 2013	100	$24.12	383	$24.52

The following table summarizes information about stock options at December 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Shares	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Exercise Price
$4.00-20.00	7	0.87	$4.28	7	0.87	$4.28
$20.01-30.00	279	5.75	$21.01	170	3.79	$20.50
Over $30.00	97	5.80	$35.88	82	5.58	$35.76
	383	5.68	$24.52	259	4.28	$24.89

The following table details exercisable options and related information for the year ended December 31:

	2013	2012	2011
Exercisable at end of year	259	240	219
Weighted average price	$24.89	$24.33	$22.21

Weighted average fair value of options granted during the year	$9.59	$10.92	$18.31

The following table details unvested options for the year ended December 31, 2013:

	Shares	Wtd. Avg. Ex. Price
December 31, 2012	101	$28.69
Vested	34	31.02
Granted	68	20.71
Forfeited	(11)	(28.40)
December 31, 2013	124	$23.77

The fair value of each option award is estimated on the date of grant using the Monte Carlo option valuation model with suboptimal exercise behavior. The Monte Carlo model places greater emphasis on market evidence and predicts more realistic results because it considers open form information including volatility, employee exercise behaviors and turnover.  Stock options have a contractual term on 10 years.  The following assumptions were used in determining the fair value of option awards for 2013:

Grant date	Equivalent interest rate	Equivalent volatility	Implied expected lives
March 1, 2013	1.86%	40.00%	8.33

Expected volatility is based on an analysis that looks at the unbiased standard deviation of the Company’s common stock over the option term as well as implied volatilities of all long-term exchange traded options for the Company. The expected life of the options represents the period of time that the Company expects the options granted to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant of the option for the expected term of the instrument. The dividend yield reflects an estimate of dividend payouts over the term of the award.

As of December 31, 2013, there was $1,878 of total unrecognized compensation cost, after estimated forfeitures, related to unvested share-based compensation granted under the plans.  That cost is expected to be recognized over a weighted-average period of 2.74 years.  The total fair value of option shares vested during the 2013 and 2012 was $363 and $371, respectively.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“2009 ESPP”) which, if implemented, could provide employees of the Company and its subsidiaries with an opportunity to participate in the growth of the Company and to further align the interest of the employees with the interests of the Company through the purchase of shares of the Company’s Common Stock.  Under the 2009 ESPP, 300 shares of the Company’s Common Stock have been authorized for issuance.  As of December 31, 2013, all 300 shares remain available.

Directors Deferred Compensation Plan

The Company had a Non-Employee Directors Deferred Compensation Plan (the “Deferred Plan”) which allowed Directors to elect to receive fees for Board services in the form of shares of the Company’s common stock.  Directors’ fees were expensed as incurred whether paid in cash or deferred into the Deferred Plan.  The Deferred Plan was terminated as of February 22, 2010 with all shares distributed on February 23, 2011.  During 2012, the Company redeemed 72 shares of stock for $1.7 million related to this distribution.

NOTE 8 - RETIREMENT PLAN

The Company administers a 401(k) defined contribution retirement plan for the benefit of the majority of its employees.  Employees may participate in the plan immediately upon employment.  The Company matches contributions in an amount equal to one-quarter of the first 5% of each participant’s contribution to the plan after completion of one year of service with the Company.  401(k) assets are held by an independent trustee, are not assets of the Company, and accordingly are not reflected in the Company’s balance sheets.  The Company’s retirement plan expense was approximately $550, $509 and $472 for the years ended December 31, 2013, 2012, and 2011, respectively.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain real estate, office space, and equipment under non-cancelable operating leases expiring at various dates through 2019 and which contain various renewal and escalation clauses.  Rent expense amounted to approximately $8,592, $8,656 and $7,703 for years ended December 31, 2013, 2012 and 2011, respectively. At December 31, 2013, minimum rental payments under these leases were as follows:

2014	$5,845
2015	3,961
2016	1,785
2017	806
2018	335
Thereafter	15
Total	$12,747

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

As previously disclosed, four derivative complaints were filed in Jefferson Circuit Court, Kentucky, against the members of the Company’s board of directors and chief financial officer.  All four lawsuits named the Company as a nominal defendant and were consolidated into a single action.  All of the complaints and the resulting consolidated complaint refer to an April 27, 2010 The Wall Street Journal article and the subsequent governmental investigations.  On February 13, 2012, the independent directors filed a motion to dismiss the complaint.  On October 2, 2012, the Court entered an order granting the motion to dismiss and dismissing the complaint with prejudice.  On November 1, 2012 the plaintiffs filed an appeal of the Court’s ruling with the Kentucky Court of Appeals.  Briefing to the Court of Appeals is complete.  In the meantime, the Board received a demand letter dated July 17, 2013, from counsel for one of the derivative plaintiff shareholders.  The letter states that the shareholder believes certain of the Company’s officers and directors violated their fiduciary duties based on allegations similar to those described in the consolidated complaint.  The letter requests that the Board take appropriate action against the individuals in question.  The Board is working on a response to the shareholder demand.  As a further result of the demand from the plaintiff shareholder, the Company’s outside directors filed a motion with the Court of Appeals asking the Court to dismiss the appeal as moot.  On March 11, 2014, the Court of Appeals denied the outside directors’ motion to dismiss the appeal as moot.  Moreover, the Court of Appeals on its own motion abated the appeal.  The abatement removed the appeal from the Court’s active appellate docket.  The Court stated that upon the Board’s response to the shareholder demand, the parties should file a motion to redocket the case.

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

NOTE 10 - SEGMENT DATA

The Company has two reportable segments, VN and PC.  Reportable segments have been identified based upon how management has organized the business by services provided to customers and the criteria in ASC Topic 280, Segment Reporting.  Consistent with information given to the Chief Operating Decision Maker, the Company does not allocate certain corporate expenses, which include expenses related to Imperium, to the reportable segments.  These expenses are included in Unallocated below.  The Company evaluates the performance of its business segments based upon operating income. Intercompany transactions between segments are eliminated.

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

	Year Ended December 31,
	2013	2012	2011
Net service revenues
Visiting Nurse	$275,813	$265,401	$275,184
Personal Care	81,999	77,047	56,257
	$357,812	$342,448	$331,441

Operating income
Visiting Nurse	$30,749	$39,142	$43,815
Personal Care	10,137	10,029	8,682
Unallocated	(26,343)	(20,909)	(19,849)
	$14,543	$28,262	$32,648

Identifiable assets
Visiting Nurse	$265,699	$158,823
Personal Care	57,654	47,860
Unallocated	28,920	42,576
	$352,273	$249,259

Identifiable liabilities
Visiting Nurse	$42,643	$9,940
Personal Care	5,026	4,670
Unallocated	86,911	30,334
	$134,580	$44,944

Capital expenditures
Visiting Nurse	$767	$680	$759
Personal Care	267	648	756
Unallocated	1,471	1,099	1,344
	$2,505	$2,427	$2,859

Depreciation and amortization
Visiting Nurse	$1,027	$1,004	$1,311
Personal Care	202	156	80
Unallocated	1,634	1,392	1,405
	$2,863	$2,552	$2,796

NOTE 11 — DISCONTINUED OPERATIONS

The Company follows the guidance in Accounting Standards Codification (ASC) 205-20, Discontinued Operations and, when appropriate, reclassifies operating units closed, sold or held for sale out of continuing operations and into discontinued operations for all periods presented.  During the quarter ended June 30, 2013, the Company completed the sale of two Alabama locations, which operated in the Visiting Nurse (VN) segment.  The operations and gain on sale related to the Alabama operations were reclassified from continuing operations into discontinued operations for all periods presented.  Other Assets Held for Sale primarily relate to prior period VN segment goodwill that was allocated to the Company’s Alabama operations.  The effective tax rate for discontinued operations is high due primarily to the impact of writing off non-deductible goodwill in addition to providing a valuation allowance for Alabama net operating loss carryforwards.  Unless otherwise noted, amounts in these Notes to Consolidated Financial Statements exclude amounts attributable to discontinued operations.

NOTE 12 - ACQUISITIONS

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

Goodwill recognized from the acquisitions primarily relates to expected contributions of each entity to the overall corporate strategy in addition to synergies and acquired workforce, which are not separable from goodwill.  Goodwill and other intangible assets generated in asset purchase transactions are expected to be amortizable for tax purposes on a straight-line basis over 15 years, unless otherwise noted.  Goodwill and other intangible assets generated in stock purchase transactions are not amortizable, unless otherwise noted.  The purchase price allocations for 2013 acquisitions are preliminary as the Company is continuing to obtain information regarding acquired assets and liabilities.

On December 6, 2013, the Company acquired the stock of SunCrest.  SunCrest and its subsidiaries own and operate 66 Medicare-certified home health agencies and 9 private duty agencies in Florida, Tennessee, Georgia, Pennsylvania, Kentucky, Illinois, Indiana, Mississippi and Alabama.  The total SunCrest purchase price for the stock was $76.6 million, subject to a working capital adjustment.  The purchase price consisted of cash consideration of $75.1 million, of which $1.5 million remained unpaid at December 31, 2013 and a $1.5 million note payable, net of acquired cash balances of $2.2 million.  The following table summarizes to approximate estimated fair values of the assets acquired and liabilities assumed of the SunCrest acquisition.

Accounts Receivable - net	$16,237
Property, plant & equipment	2,276
Other assets	2,933
Goodwill	44,096
Other intangibles	33,390
Assets acquired	98,932
Liabilities assumed	(22,375)
Net assets acquired	$76,557

Amortizable goodwill and intangibles acquired in the SunCrest acquisition are expected to provide an annual tax deduction approximating $2.8 million through 2020.

The unaudited proforma result of operations for the Company as if the SunCrest acquisition had been made at the beginning of 2013 are as follows:

	Twelve months ended December 31,
	2013	2012
Revenues	$495,025	$496,428
Net income from continuing operations	$7,230	$14,074
Net income	$7,102	$14,247
Earnings per share from continuing operations
Basic	$0.78	$1.52
Diluted	$0.76	$1.53
Earnings per share
Basic	$0.77	$1.51
Diluted	$0.76	$1.53

The proforma information presented above is presented for illustrative purposes only and may not be indicative of the results of operations that would have actually occurred if the transaction described had been completed as of the beginning of 2012.  In addition, future results may vary from the results reflected in such information.

On October 4, 2013, the Company acquired 61.5% of Imperium for $5.8 million, of which $3.0 million was working capital for Imperium.  Imperium is a development-stage enterprise that provides strategic health management services to ACOs.  Substantially all of the purchase price was allocated to goodwill.  The Company is party to a put and call arrangement with respect to the remaining 38.5% non-controlling interest in Imperium.  The redemption value for both the put and the call arrangement is equal to fair value.  Due to the existing put and call arrangements, the non-controlling interest is considered to be redeemable and is recorded on the balance sheet as a redeemable non-controlling interest outside of permanent equity.  The redeemable non-controlling interest is recognized at the higher of 1) the accumulated earnings associated with the non-controlling interest or 2) the redemption value as of the balance sheet date.

On July 17, 2013, the Company acquired the assets of the Medicare-certified home agencies owned by IHCN.  IHCN operated six home health agencies primarily in northern Indiana for a total purchase price of $12.5 million consisting of cash and $0.5 million of Almost Family, Inc. common stock.  A preliminary allocation of purchase price resulted primarily in the allocation of $9.9 million to goodwill, $1.8 million to identified intangibles with the remainder primarily due to property plant and equipment and accounts receivable.

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

NOTE 13 - QUARTERLY FINANCIAL DATA— (UNAUDITED)

Summarized quarterly financial data are as follows for the years ended December 31:

	2013				2012
	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31
Net service revenues	$96,341	$88,818	$86,818	$85,835	$85,421	$83,880	$85,296	$87,851
Gross margin	44,637	41,267	40,470	40,170	40,823	40,077	40,827	43,172
Income from continuing operations attributable to Almost Family, Inc.	383	2,239	2,584	3,326	3,736	4,147	4,444	4,784
Discontinued operations	(55)	(110)	(61)	(80)	(31)	(48)	105	147
Net income attributable to
Almost Family, Inc.	$328	$2,129	$2,523	$3,247	$3,704	$4,099	$4,549	$4,932

Average shares outstanding
Basic	9,308	9,302	9,270	9,254	9,280	9,256	9,255	9,268
Diluted	9,401	9,348	9,348	9,338	9,313	9,315	9,315	9,334

Net income attributable to Almost Family, Inc. per share
Basic	$0.03	$0.23	$0.27	$0.35	$0.40	$0.44	$0.49	$0.53
Diluted	$0.02	$0.23	$0.27	$0.35	$0.40	$0.44	$0.49	$0.53

NOTE 14 - SUBSEQUENT EVENTS

Management has evaluated all events and transactions that occurred after December 31, 2013.  During this period, the Company had no material subsequent events requiring recognition in the consolidated financial statements or any non-recognized subsequent events requiring disclosure.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Almost Family, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Almost Family, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Almost Family, Inc. and Subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Almost Family, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 14, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young

Louisville, Kentucky
March 14, 2014

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Principal Financial Officer (PFO), we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (COSO), with the exception of the operations of Imperium Health Management, LLC, Indiana HomeCare Network, LLC, and Omni Home Health Holdings, Inc., which constituted 34% of total assets as of December 31, 2013 and 4% of net service revenues for the year then ended..  Based on that evaluation, our management concluded our internal control over financial reporting was effective based on the criteria described above as of December 31, 2013.

Ernst & Young LLP, an independent registered public accounting firm, has audited and reported on the consolidated financial statements of Almost Family, Inc. and on the effectiveness of our internal control over financial reporting. The reports of Ernst & Young LLP are contained in this Annual Report.

/s/ William B. Yarmuth	/s/ C. Steven Guenthner
William B. Yarmuth	C. Steven Guenthner
Chairman and Chief Executive Officer	President & Principal Financial Officer

Date: March 14, 2014	March 14, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Almost Family, Inc. and Subsidiaries

We have audited Almost Family, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Almost Family, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Imperium Health Management, LLC, Indiana HomeCare Network, LLC, and Omni Home Health Holdings, Inc., which are in included in the 2013 consolidated financial statements of Almost Family, Inc. and Subsidiaries and constituted 34% of total assets as of December 31, 2013 and 4% of net service revenues for the year then ended. Our audit of internal control over financial reporting of Almost Family, Inc. and Subsidiaries also did not include an evaluation of the internal control over financial reporting of Imperium Health Management, LLC, Indiana HomeCare Network, LLC, and Omni Home Health Holdings, Inc.

In our opinion, Almost Family, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Almost Family Inc. and Subsidiaries as of December 31, 2013 and 2012 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013 of Almost Family, Inc. and Subsidiaries and our report dated March 14, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young

Louisville, Kentucky
March 14, 2014

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures — As of December 31, 2013, the Company’s management, with participation of the Company’s Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e).  Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013.

Internal Control — Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report that provides management’s assessment of our internal control over financial reporting as part of this Annual Report on Form 10-K for the year ended December 31, 2013.  Management’s report is included in Item 8 of this report under the caption entitled “Management’s Report on Internal Control Over Financial Reporting,” and is incorporated herein by reference.  Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting.  This attestation report is included in item 8 of this report under the caption entitled “Report of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting - There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2013, that have materially affected, or are reasonably likely to materially affect, Almost Family, Inc.’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is set forth in the Registrant’s definitive proxy statement to be filed with the Commission no later than 120 days after December 31, 2013, except for the information regarding executive officers of the Company.  The information required by this Item contained in such definitive proxy statement is incorporated herein by reference.

The following table sets forth certain information with respect to the Company’s executive officers.

Name	Age	Position with the Company
William B. Yarmuth (1)	61	Chairman of the Board and Chief Executive Officer
C. Steven Guenthner (2)	53	President and Principal Financial Officer
P. Todd Lyles (3)	52	Senior Vice President — Administration
Daniel J. Schwartz (4)	47	Senior Vice President and Chief Operating Officer
Anne T. Liechty (5)	61	Senior Vice President
Rajneesh Kaushal (6)	53	Senior Vice President and Chief Clinical Officer
Jeffrey T. Reibel (7)	42	Vice President and Chief Accounting Officer

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

(4)                                 Daniel J. Schwartz joined the Company as Senior Vice President - Operations in April 2013 and now also serves as Chief Operating Officer.  Mr. Schwartz’s healthcare operations management experience includes previously serving as Chief Operating Officer of Addus Healthcare, Inc. from January 2011 until November 2012; owner of New Paradigm Senior Services, LLC from April 2010 until January 2011; and Senior Vice President — North American Operations for Sunrise Senior Living, Inc. from 2006 until April 2010.  Mr. Schwartz served Sunrise Senior Living, Inc. a total of 15 years.  Mr. Schwartz also served as chief operating officer of New Perspective Senior Living from November 2012 until joining the Company.

(5)                                 Anne T. Liechty became Senior Vice President in 2013.  Ms. Liechty has been employed by the Company since 1986 in various capacities including Senior Vice President — Operations and Vice President of Operations for the Company’s VN segment and its Product segment.

(6)                                 Rajneesh Kaushal joined the company as Senior Vice President in October 2011 and now also serves as Chief Clinical Officer. Prior to joining the Company, Mr. Kaushal had served as Executive Vice President and Chief Clinical Officer for AccentCare, a national home health care company, which merged with Guardian Home Care Holdings (Guardian) in December of 2010.  Mr. Kaushal joined Guardian in 2006 and his experience also includes hospital and post-acute care geriatrics.

(7)                                 Jeffrey T. Reibel, a C.P.A., joined the Company in September of 2010 as Vice President of Finance and became Vice President and Chief Accounting Officer in 2012.  Prior to joining the Company, Mr. Reibel served as Chief Executive Officer of a private compliance company he founded in 2006. Mr. Reibel’s experience also includes three years as Controller and Principal Accounting Officer for a publicly traded company in addition to twelve years with Ernst & Young LLP, specializing in audits of public companies and various clients in the healthcare industry, including home health.

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

Equity Compensation Plans

As of December 31, 2013, shares of common stock authorized for issuance under our equity compensation plans are summarized in the following table.  See note 7 to the consolidated financial statements for a description of the plans.  The table below is furnished pursuant to item 12.

Plan Category	Shares to be Issued Upon Exercise	Weighted Average Option Exercise Price	Shares Available for Future Grants

Plans approved by shareholders	383,351	$24.52	665,800
Plans not approved by shareholders	—	—	—
Total	383,351	$24.52	665,800

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following items are filed as part of this report:		Page Number

	1.	Index to Consolidated Financial Statements

		Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011	44
		Consolidated Balance Sheets as of December 31, 2013 and 2012	45
		Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011	46
		Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011	47
		Notes to Consolidated Financial Statements	48
		Report of Independent Registered Public Accounting Firm	64

	2.	Index to Financial Statement Schedule

		Schedule II — Valuation and Qualifying Accounts	75

	All other Schedules have been omitted because they are either not required, not applicable or, the information has otherwise been supplied in the financial statements or notes thereto.

(b)	Exhibits required to be filed by Item 601 of Regulation S-K are set forth below:

Number	Description of Exhibit
2.1

Stock Purchase Agreement dated as of November 4, 2013, by and among OMNI Home Health Holdings, Inc., OMNI Home Health Acquisition, LLC, National Health Industries, Inc., and Almost Family, Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013) (exhibits & schedules omitted but will be furnished supplementally to the Securities & Exchange Commission upon request)

3.1

Certificate of Incorporation, as amended, of the Registrant (incorporated by reference to Exhibit No. 3.1 of the Registrant’s Annual Report on Form 10-K for the year ended March 31, 1997 and Exhibit 3.1 of the Registrant’s Quarterly Report Form 10-Q for the quarter ended September 30, 2008)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K dated June 4, 2012)

4.1	Other Debt Instruments — copies of other debt instruments for which the total debt is less than 10% of assets will be furnished to the Commission upon request.

10.1+

Employment Agreement, dated January 1, 1996, between the Company and William B. Yarmuth (incorporated by reference to Exhibit 10.24 to the Registrant’s report on Form 10-K for the year ended March 31, 1996).

10.2+	2007 Stock and Incentive Compensation Plan (incorporated by reference to Appendix A of the Definitive Proxy Statement on Schedule 14A as filed on June 25, 2007).

10.3+	Amended and Restated 2000 Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 Reg. No. 333-88744).

10.4+	Amended and Restated Non-Employee Directors Deferred Compensation Plan (incorporated by reference to the Exhibit 10.13 to Registrant’s Report on Form 10-K for the year ended December 31, 2009).

10.5+

Forms of Stock Option Agreements and Restricted Stock Award Agreement pursuant to 2007 Stock and Incentive Plan (incorporated by reference to Exhibit 10.15 to the Registrant’s report on Form 10-K for the year ended December 31, 2008).

10.6+

Amendment dated January 1, 2009 to Employment Agreement effective January 1, 1996, between the Registrant and William B. Yarmuth (incorporated by reference to Exhibit 10.20 to the Registrant’s report on Form 10-K for the year ended December 31, 2008).

10.7+

Amendment to Amended and Restated 2000 Stock Option Plan dated January 1, 2009 (incorporated by reference to Exhibit 10.22 to the Registrant’s report on Form 10-K for the year ended December 31, 2008).

10.8+	Almost Family, Inc. 2009 Employee Stock Purchase Plan (incorporated by reference to Appendix A of the Definitive Proxy Statement on Schedule 14A as filed on July 1, 2009).

10.9

Credit Agreement, dated as of December 2, 2010 among Almost Family, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent and Bank of America, N.A., as Syndication Agent.  (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated December 2, 2010).

10.10+	2013 Stock and Incentive Plan (incorporated by reference to Appendix A of the Definitive Proxy Statement on Schedule 14A as filed on April 4, 2013).

10.11+

Forms of Stock Option Agreement and Restricted Stock Award Agreement pursuant to 2013 Stock and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013)

10.12+

Offer of Employment letter dated March 12, 2013, between the Registrant and Daniel Schwartz (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013).

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

101

Financial statements from the annual report on Form 10-K of Almost Family, Inc. for the year ended December 31, 2013, filed on March 14, 2014, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders’ Equity, and (v) the Notes to Consolidated Financial Statements.

*Denotes filed herein.

+Denotes compensatory plan or management contract.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALMOST FAMILY, INC.

March 12, 2014

By:	/s/ William B. Yarmuth	March 14, 2014
William B. Yarmuth
Chairman, Chief Executive Officer

By:	/s/ C. Steven Guenthner	March 14, 2014
C. Steven Guenthner
President and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ William B. Yarmuth	Director, Chief Executive Officer	March 14, 2014
	William B. Yarmuth	(principal executive officer)

By:	/s/ C. Steven Guenthner	President and Principal Financial Officer	March 14, 2014
C. Steven Guenthner

By:	/s/ Jeffrey T. Reibel	Vice President of Finance and Chief Accounting Officer	March 14, 2014
Jeffrey T. Reibel

By:	/s/ Steven B. Bing	Director	March 14, 2014
Steven B. Bing

By:	/s/ Donald G. McClinton	Director	March 14, 2014
Donald G. McClinton

By:	/s/ Tyree G. Wilburn	Director	March 14, 2014
Tyree G. Wilburn

By:	/s/ Jonathan D. Goldberg	Director	March 14, 2014
Jonathan D. Goldberg

By:	/s/ W. Earl Reed, III	Director	March 14, 2014
W. Earl Reed, III

By:	/s/ Henry M. Altman, Jr.	Director	March 14, 2014
Henry M. Altman, Jr.

ALMOST FAMILY, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

SCHEDULE II

(In thousands)

	Col. A	Col. B	Col. C	Col. D	Col. E
		Additions/(Deductions)
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts	(3) Deductions	Balance at End of Period

Allowances:
Year Ended December 31, 2013	$5,236	5,526	8,910	(4,086)	$15,586

Year Ended December 31, 2012	$6,664	$2,825	$46	$(4,299)	$5,236

Year Ended December 31, 2011	7,525	$2,362	$732	$(3,955)	6,664

(1)       Charged to bad debt expense.

(2)       Acquired uncollectible accounts reserves, primarily SunCrest acquisition related.

(3)       Write-off of accounts.