Form 10-K/A
period 2013-12-31
ALMOST FAMILY INC
filed 2014-03-17
CIK 799231

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 11, 2014
Common Stock, $0.10 par value per share	9,410,553 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2014 definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders are incorporated by reference in Part III to the extent described therein.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends Almost Family, Inc.’s (the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2013, originally filed on March 14, 2014 (the “Original Filing”). We are filing this Amendment to (i) amend Item 8, Financial Statements and Supplementary Data, for the sole purpose of adding “LLP” to the signature of the independent registered public accounting firm on its reports and (ii) to include Exhibit 23.1, the consent of independent registered public accounting firm, which was inadvertently omitted from the Original Filing.  Except as set forth above, this Amendment does not alter or restate any of the information set forth in the Original Filing.  Specifically, no information in the Company’s financial statements was altered or restated.

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

/s/ Ernst & Young LLP

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

/s/ Ernst & Young LLP

Louisville, Kentucky
March 14, 2014

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALMOST FAMILY, INC.

March 14, 2014

By:	/s/ William B. Yarmuth	March 14, 2014
William B. Yarmuth
Chairman, Chief Executive Officer

By:	/s/ C. Steven Guenthner	March 14, 2014
C. Steven Guenthner
President and Principal Financial Officer

3

EXHIBIT INDEX

Documents filed or furnished as part of this Amendment No.1 to Form 10-K/A

Number	Description of Exhibit

23.1*	Consent of Ernst & Young LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.

101*

Financial statements from the annual report on Form 10-K/A of Almost Family, Inc. for the year ended December 31, 2013, filed on March 17, 2014, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders’ Equity, and (v) the Notes to Consolidated Financial Statements.

*Denotes filed or furnished herein.

4