Form 10-Q
period 2014-03-31
ALMOST FAMILY INC
filed 2014-05-09
CIK 799231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock    $0.10 par value

Shares outstanding at May 2, 2014  9,448,431

ALMOST FAMILY, INC. AND SUBSIDIARIES

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2014
	(UNAUDITED)	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,359	$12,246
Accounts receivable - net	62,367	61,651
Prepaid expenses and other current assets	8,708	10,278
Deferred tax assets	13,532	11,532
TOTAL CURRENT ASSETS	92,966	95,707

PROPERTY AND EQUIPMENT - NET	7,450	8,142

GOODWILL	193,208	192,575

OTHER INTANGIBLE ASSETS	55,052	55,075

OTHER ASSETS	718	774
TOTAL ASSETS	$349,394	$352,273

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,688	$11,526
Accrued other liabilities	37,654	38,916
Current portion - notes payable and capital leases	167	702
TOTAL CURRENT LIABILITIES	48,509	51,144

LONG-TERM LIABILITIES:
Revolving credit facility	53,000	56,000
Deferred tax liabilities	27,081	25,580
Other liabilities	1,680	1,856
TOTAL LONG-TERM LIABILITIES	81,761	83,436
TOTAL LIABILITIES	130,270	134,580

NONCONTROLLING INTEREST - REDEEMABLE	3,639	3,639

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.05; authorized 2,000 shares; none issued or outstanding	—	—
Common stock, par value $0.10; authorized 25,000; 9,542 and 9,500 issued and outstanding	954	950
Treasury stock, at cost, 94 and 92 shares of common stock	(2,393)	(2,340)
Additional paid-in capital	104,161	103,858
Noncontrolling interest - nonredeemable	(299)	(203)
Retained earnings	113,062	111,789
TOTAL STOCKHOLDERS’ EQUITY	215,485	214,054
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$349,394	$352,273

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
Net service revenues	$120,032	$85,453
Cost of service revenues (excluding depreciation & amortization)	65,532	45,445
Gross margin	54,500	40,008
General and administrative expenses:
Salaries and benefits	33,658	24,351
Other	15,409	10,368
Deal and transition costs	3,115	11
Total general and administrative expenses	52,182	34,730
Operating income	2,318	5,278
Interest expense, net	(347)	(18)
Income before income taxes	1,971	5,260
Income tax expense	(817)	(1,950)
Net income from continuing operations	1,154	3,310

Discontinued operations:
Loss from operations, net of tax of ($48) and ($51)	(70)	(63)
Loss on discontinued operations	(70)	(63)
Net income	1,084	3,247
Net loss - noncontrolling interests	189	—
Net income attributable to Almost Family, Inc.	$1,273	$3,247

Per share amounts-basic:
Average shares outstanding	9,293	9,254
Income from continuing operations attributable to Almost Family, Inc.	$0.14	$0.36
Discontinued operations	$(0.01)	$(0.01)
Net income attributable to Almost Family, Inc.	$0.13	$0.35

Per share amounts-diluted:
Average shares outstanding	9,426	9,338
Income from continuing operations attributable to Almost Family, Inc.	$0.14	$0.36
Discontinued operations	$(0.01)	$(0.01)
Net income attributable to Almost Family, Inc.	$0.13	$0.35

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$1,084	$3,247
Loss on discontinued operations, net of tax	(70)	(63)
Net income from continuing operations	1,154	3,310
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	1,102	627
Provision for uncollectible accounts	2,144	1,036
Stock-based compensation	414	287
Deferred income taxes	(362)	90
	4,452	5,350
Change in certain net assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(2,907)	(366)
Prepaid expenses and other current assets	1,554	1,624
Other assets	55	52
Accounts payable and accrued expenses	(2,770)	2,714
Net cash provided by operating activities	384	9,374

Cash flows from investing activities:
Capital expenditures	(350)	(688)
Acquisitions, net of cash acquired	—	—
Net cash used in investing activities	(350)	(688)

Cash flows from financing activities:
Credit facility repayments	(3,000)	—
Proceeds from stock options exercises	39	—
Purchase of common stock in connection with share awards	(52)	—
Tax impact of share awards	(54)	—
Payment of special dividend	(35)	—
Principal payments on notes payable and capital leases	(558)	—
Net cash used in financing activities	(3,660)	—

Cash flows from discontinued operations
Operating activities	(261)	(168)
Investing activities	—	(2)
Net cash used in discontinued operations	(261)	(170)

Net change in cash and cash equivalents	(3,887)	8,516
Cash and cash equivalents at beginning of period	12,246	26,120
Cash and cash equivalents at end of period	$8,359	$34,636

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Unless otherwise indicated, all dollars and share amounts are in thousands, except per share data)

1.                                      Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements for the three months ended March 31, 2014 and 2013 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations.  Accordingly, the reader of this Form 10-Q is referred to Almost Family, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2013 for further information.  In the opinion of management of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position at March 31, 2014, the results of operations for the three month periods ended March 31, 2014 and 2013 and cash flows for the three month periods ended March 31, 2014 and 2013.  The results of operations for the three month periods ended March 31, 2014 are not necessarily indicative of the operating results for the year.

On December 6, 2013, the Company completed the acquisition of Omni Home Health Holdings, Inc. (“SunCrest”).  Branded principally under the SunCrest name, its subsidiaries own and operate 66 Medicare-certified home health agencies and 9 private duty agencies in Florida, Tennessee, Georgia, Pennsylvania, Kentucky, Illinois, Indiana, Mississippi and Alabama.  On October 4, 2013, the Company acquired a controlling interest in Imperium Health Management, LLC (“Imperium”), a development-stage enterprise that provides strategic health management services to Accountable Care Organizations (“ACO’s”).  On July 17, 2013, the Company acquired the assets of the Medicare-certified home health agencies owned by Indiana Home Care Network (“IHCN”).  The acquisitions are more fully described in Note 12, “Acquisitions”. The results of operations for SunCrest and IHCN are principally reported within the Company’s Visiting Nurse (VN) reportable segment, while Imperium results are currently included in general and administrative expenses.  Results of operations for each acquisition are included from the acquisition date forward.

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

Discontinued Operations

The Company follows the guidance in Accounting Standards Codification (ASC) 205-20, Discontinued Operations and, when appropriate, reclassifies operating units closed, sold or held for sale out of continuing operations and into discontinued operations for all periods presented.  In the first quarter of 2014, the Company’s VN segment exited a market in the Northeast through the closure of a branch location. In conjunction with the SunCrest acquisition, the Company acquired some operations which had been discontinued prior to acquisition.  During the quarter ended June 30, 2013, the Company completed the sale of two Alabama locations, which operated in the VN segment.  The operations and any related gain on sale for these operations were reclassified from continuing operations into discontinued operations for all periods presented.  Unless otherwise noted, amounts in these Notes to Consolidated Financial Statements exclude amounts attributable to discontinued operations.

2.                                Segment Data

The Company has two reportable segments, VN and Personal Care (PC), which operate locations in Florida, Ohio, Tennessee, Kentucky, Connecticut, New Jersey, Massachusetts, Indiana, Pennsylvania, Georgia, Missouri, Illinois, Mississippi and Alabama.  Reportable segments have been identified based upon how management has organized the business by services provided to customers and the criteria in ASC 280, Segment Reporting.  The Company does not allocate certain expenses to the reportable segments.  These expenses are included in corporate expenses.

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

	Three Months Ended March 31,
	2014	2013
Net service revenues:
Visiting Nurse	$95,756	$66,551
Personal Care	24,276	18,902
	120,032	85,453
Operating income before corporate expenses:
Visiting Nurse	9,507	8,337
Personal Care	2,524	1,998
	12,031	10,335
Deal and transition costs	3,115	11
Corporate expenses	6,598	5,046
Operating income	2,318	5,278
Interest expense, net	(347)	(18)
Income tax expense	(817)	(1,950)
Net income from continuing operations	$1,154	$3,310

3.                                      Capitalized Software Development Costs

The Company capitalizes the cost of internally generated computer software developed for the Company’s own use.  Software development costs of approximately $84 and $282 were capitalized in the three months ended March 31, 2014 and 2013, respectively.  Capitalized software development costs are amortized over the estimated useful life, generally three years, once the software is ready for its intended use.

4.                                      Goodwill and Other Intangible Assets

The Company conducts annual reviews for impairment, or more frequently if circumstances indicate impairment may have occurred.  Other intangible assets consist of certificates of need and licenses, trade names and non-compete agreements.  Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives.  Licenses, provider numbers, certificates of need and trade names have indefinite lives and are reviewed at least annually for possible impairment, or whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.  The Company completed its most recent annual impairment test of goodwill and other indefinite-lived intangible assets as of December 31, 2013 and determined that no impairment existed.

The following table summarizes the activity related to goodwill and other intangible assets for 2014:

		Other Intangible Assets
	Goodwill	Certificates of Need and licenses	Trade Names	Non-compete Agreements	Total
Balances at 12-31-13	$192,575	$38,321	$16,691	$63	$55,075
Changes	633	—	—	—	—
Amortization	—	—	—	(23)	(23)
Balances at 3-31-14	$193,208	$38,321	$16,691	$40	$55,052

At March 31, 2014, the VN segment includes $155,637, $37,541, $13,311 and $8, while the PC segment includes $37,571, $780, $3,380 and $32 of total goodwill, certificates of need and licenses, trade names and non-compete agreements, respectively.  At March 31, 2013, the VN segment includes $102,497, $8,781, $7,701 and $31, while the PC segment includes $30,974, $610, $2,720 and $100 of total goodwill, certificates of need and licenses, trade names and non-compete agreements, respectively.  Changes to goodwill include VN segment acquisition adjustments related primarily to the SunCrest acquisition.  Amortization expense recognized on finite-lived intangible assets for the first quarter of 2014 and 2013 was $23.

5.                                      Revolving Credit Facility

At March 31, 2014, the Company had a $125 million senior secured revolving credit facility with JP Morgan Chase Bank, NA, as Administrative Agent, Bank of America, as Syndication Agent and certain other lenders (the “Facility”).  The Facility consists of a $125 million credit line with a maturity date of December 2, 2015 and an “accordion” feature providing for potential future expansion of the Facility to $175 million.  Borrowings (other than letters of credit) under the credit facility are at either the bank’s prime rate plus a margin (ranging from 1.25% to 2.25%, currently 1.25%) or the London Interbank Offered Rate (LIBOR) plus a margin (ranging from 2.25% to 3.25%, 2.50% at March 31, 2014).  The margin for prime rate or LIBOR borrowings is determined by the Company’s leverage.  Borrowings under the Facility are secured by a first priority perfected security interest in all tangible and intangible assets of the Company, and all existing and future direct and indirect subsidiaries of the Company, as guarantors.

The weighted average prime rate-based interest rate was 4.50% for both the three months ended March 31, 2014 and 2013.  The weighted average LIBOR rates were 2.45% and 2.54% for the three months ended March 31, 2014 and 2013, respectively.  The Company pays a quarterly commitment fee of 0.30% to 0.50% on the average daily unused facility balance based on leverage. Borrowings are subject to various covenants including a multiple of 3.0 times earnings before interest, income tax, depreciation and amortization (“EBITDA”).  “EBITDA” may include “Acquired EBITDA” from proforma acquisitions pursuant to a calculation rider, up to 50% of “Adjusted EBITDA,” as defined.  Borrowings under the Facility may be used for general corporate purposes, including acquisitions.  As of March 31, 2014, the formula permitted $27.0 million to be used.  The Company had irrevocable letters of credit totaling $7.1 million outstanding in connection with the Company’s self-insurance programs, which resulted in a total of $19.9 million being available for use at March 31, 2014.  As of March 31, 2014, the Company was in compliance with the Facility’s various financial covenants.  Under the most restrictive of its covenants, the Company was required to maintain minimum net worth of at least $161.3 million at March 31, 2014.  At such date, the Company’s net worth was approximately $215.5 million.

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

7.                                      Stock-Based Compensation

The Company issues both restricted share and option awards to employees and non-employee directors. Restricted share awards to employees cliff vest on the third anniversary, while option share awards vest annually in 25% increments over four years. Stock option grant date fair values are determined at the date of grant using a Monte Carlo option valuation model with suboptimal exercise behavior. Changes in awards outstanding are summarized as follows:

	Restricted shares		Options
	Shares	Wtd Avg. Grant Price	Shares	Wtd Avg. Exercise Price
December 31, 2013	100	$24.12	383	$24.52
Granted	40	24.28	70	24.28
Vested or exercised	(17)	36.69	(2)	19.40
Forfeited	—	—	(5)	24.04
March 31, 2014	123	$22.37	446	$24.51

8.                                      Earnings per Common Share

A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted earnings per common share is as follows:

	Three Months Ended March 31,
	2014	2013
Basic weighted average outstanding shares	9,293	9,254
Add common equivalent shares representing shares issuable upon exercise of dilutive awards	133	84
Diluted weighted average number of shares	9,426	9,338

Anti-dilutive shares excluded from calculation	96	254

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

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against the Company by various claimants.  The claims are in various stages of processing and some may ultimately be brought to trial.  The Company is aware of incidents that have occurred through March 31, 2014 that may result in the assertion of additional claims.  The Company currently carries professional and general liability insurance coverage (on a claims made basis) for this exposure with no deductible.  The Company also carries D&O coverage (also on a claims made basis) for potential claims against the Company’s directors and officers, including securities actions, with deductibles ranging from $100 to $250 per claim.

The Company records estimated liabilities for its insurance programs based on information provided by the third-party plan administrators, historical claims experience, the life cycle of claims, expected costs of claims incurred but not paid, and expected costs to settle unpaid claims.  The Company monitors its estimated insurance-related liabilities and recoveries, if any, on a monthly basis and records amounts due under insurance policies in other current assets, while recording the estimated carrier liability in other current liabilities.  As facts change, it may become necessary to make adjustments that could be material to the Company’s results of operations and financial condition.

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

Goodwill recognized from the acquisitions primarily relates to expected contributions of each entity to the overall corporate strategy in addition to synergies and acquired workforce, which are not separable from goodwill.  Goodwill and other intangible assets generated in asset purchase transactions are expected to be amortizable for tax purposes on a straight-line basis over 15 years, unless otherwise noted.  Goodwill and other intangible assets generated in stock purchase transactions are not amortizable, unless otherwise noted.  The purchase price allocations for 2013 acquisitions remain preliminary as the Company is continuing to obtain information regarding acquired assets and liabilities.

On December 6, 2013, the Company acquired the stock of SunCrest.  SunCrest and its subsidiaries own and operate 66 Medicare-certified home health agencies and 9 private duty agencies in Florida, Tennessee, Georgia, Pennsylvania, Kentucky, Illinois, Indiana, Mississippi and Alabama.  The total SunCrest purchase price for the stock was $76.6 million, subject to a working capital adjustment which is expected to be finalized in 2014.  The purchase price consisted of cash consideration of $75.1 million, of which $0.5 million remained unpaid at March 31, 2014 and a $1.5 million note payable, net of acquired cash balances of $2.2 million.  The following table summarizes the approximate estimated fair values of the assets acquired and liabilities assumed in the SunCrest acquisition.

Accounts Receivable	$16,237
Property, plant & equipment	2,266
Other assets	2,933
Goodwill	44,728
Other intangibles	33,390
Assets acquired	99,554
Liabilities assumed	(22,997)
Net assets acquired	$76,557

Amortizable goodwill and intangibles acquired in the SunCrest acquisition are expected to provide an annual tax deduction approximating $2.8 million through 2020.

The unaudited proforma results of operations for the Company as if the SunCrest acquisition had been made at the beginning of 2013 are as follows:

Three months ended March 31,
2013
Revenues	$125,921
Net income from continuing operations	$4,258
Net income	$4,195
Earnings per share from continuing operations
Basic	$0.46
Diluted	$0.45
Earnings per share
Basic	$0.46
Diluted	$0.45

The proforma information presented above is presented for illustrative purposes only and may not be indicative of the results of operations that would have actually occurred if the transaction described had been completed as of the beginning of 2013.  In addition, future results may vary from the results reflected in such information.

On October 4, 2013, the Company acquired 61.5% of Imperium for $5.8 million, of which $3.0 million was working capital for Imperium.  Imperium is a development-stage enterprise that provides strategic health management services to ACOs.  Substantially all of the purchase price was allocated to goodwill.  The Company is party to a put and call arrangement with respect to the remaining 38.5% non-controlling interest in Imperium that becomes exercisable five years after the initial investment date.  The redemption value for both the put and the call arrangement is equal to fair value.  Due to the existing put and call arrangements, the non-controlling interest is considered to be redeemable and is recorded on the balance sheet as a redeemable non-controlling interest outside of permanent equity.  The redeemable non-controlling interest is recognized at the higher of 1) the accumulated earnings associated with the non-controlling interest or 2) the redemption value as of the balance sheet date.

On July 17, 2013, the Company acquired the assets of the Medicare-certified home agencies owned by IHCN.  IHCN operated six home health agencies primarily in northern Indiana for a total purchase price of $12.5 million consisting of cash and $0.5 million of Almost Family, Inc. common stock.  A preliminary allocation of purchase price resulted in the allocation of $9.9 million to goodwill, $1.8 million to identified intangibles with the remainder primarily due to property plant and equipment and accounts receivable.

11.                               Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes.  The Company’s effective income tax rates from continuing operations for the three month periods ended March 31, 2014 and 2013 were approximately 41.5% and 37.1%, respectively.  The higher year to date 2014 income tax rates from continuing operations was primarily due to a benefit resulting from the January 2, 2013 retroactive extension of the Work Opportunity Tax Credit (WOTC) that was recognized in the first quarter of 2013.  Further, the WOTC has not yet been extended to 2014.

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

12.                               Subsequent Events

Management has evaluated all events and transactions that occurred after March 31, 2014.  During this period, the Company had no material subsequent events requiring recognition in the consolidated financial statements or any non-recognized subsequent events requiring disclosure.

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

For a detailed discussion of these and other factors that could cause the Company’s actual results to differ materially from the results contemplated by the forward-looking statements, please refer to Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s annual report on Form 10-K for year ended December 31, 2013 and this Form 10-Q.  The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report.  Except as required by law, the Company assumes no responsibility for updating forward-looking statements to reflect unforeseen or other events after the date of this report. The Company has provided a detailed discussion of risk factors in its Form 10-K and various filings with the Securities and Exchange Commission (SEC).  The reader is encouraged to review these risk factors and filings.

Critical Accounting Policies

Refer to the “Critical Accounting Policies” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K for the year ended December 31, 2013 for a detailed discussion of our critical accounting policies.  There have been no material changes to our critical accounting policies and estimates in 2014.

Operating Segments

We have two reportable segments, Visiting Nurse (VN) and Personal Care (PC), which operate locations in Florida, Ohio, Tennessee, Kentucky, Connecticut, New Jersey, Massachusetts, Indiana, Pennsylvania, Georgia, Missouri, Illinois, Mississippi and Alabama (in order of revenue significance).  Reportable segments have been identified based upon how management has organized the business by services provided to customers and the criteria in ASC 280, Segment Reporting.

Our VN segment provides skilled medical services in patients’ homes largely to enable recipients to reduce or avoid periods of hospitalization and/or nursing home care.  Approximately 90% of the VN segment revenues are generated from the Medicare program, while the balance is generated from Medicaid and private insurance programs.  VN Medicare revenues include revenues from all Medicare sources including traditional Medicare and Medicare Advantage, whether paid on a per episode basis or a per visit basis.

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

During 2013, we completed three acquisitions.  On December 6, 2013, the Company completed the acquisition of Omni Home Health Holdings, Inc. (“SunCrest”).  SunCrest subsidiaries own and operate 66 Medicare-certified home health agencies and 9 private duty agencies in Florida, Tennessee, Georgia, Pennsylvania, Kentucky, Illinois, Indiana, Mississippi and Alabama.  On October 4, 2013, we acquired a controlling interest in Imperium Health Management, LLC (“Imperium”), a development-stage enterprise that provides strategic health management services to Accountable Care Organizations (“ACO’s”).  On July 17, 2013, the Company acquired the assets of the Medicare-certified home health agencies owned by Indiana Home Care Network (“IHCN”).  The results of operations for SunCrest and IHCN are principally reported within the Company’s Visiting Nurse reportable segment, while Imperium results are included in corporate expenses.  Results of operations are included from the acquisition date forward.

Certain general and administrative expenses incurred at the corporate level have not been allocated to the segments.

Discontinued Operations

When appropriate, we reclassify operating units closed, sold, or held for sale out of continuing operations and into discontinued operations for all periods presented.  In the first quarter of 2014, our VN segment exited a market in the Northeast through the closure of a branch location. In conjunction with our SunCrest acquisition, we acquired some operations which had been discontinued prior to our acquisition.  During the quarter ended June 30, 2013, we completed the sale of two Alabama locations, which operated in our VN segment.  The operations and gain on sale, if any, related to these locations were reclassified from continuing operations to discontinued operations for all periods presented.  Unless otherwise noted, Management’s Discussion and Analysis of Financial Condition and Results of Operations excludes amounts attributable to discontinued operations.

Health Care Reform Legislation and Medicare Regulations

The reader is encouraged to review our detailed discussion of Health Care Reform Legislation and Medicare Regulations in the similarly titled section in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” along with the discussion under “Government Regulation” in Part I, Item 1, “Business” including but not limited to Item 1A. “Risk Factors” in the Company’s annual report on Form 10-K for year ended December 31, 2013.

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

Shareholder Litigation

See Note 9 to the consolidated financial statements and Part II, Item 1, “Legal Proceedings” of this Form 10-Q for a discussion of certain litigation.  The Company is currently unable to predict the outcome of these matters. However, the Company may incur ongoing expenses, net of insurance recoveries, if any, related to defense of such complaints.

Seasonality

Our VN segment operations located in Florida (which generated approximately 38% of that segment’s revenues in the first quarter of 2014) normally experience higher admissions during the first quarter and lower admissions during the third quarter than in the other quarters due to seasonal population fluctuations.

RESULTS OF OPERATIONS

THREE MONTHS

Consolidated

(In thousands)

	Three Months Ended March 31,
	2014		2013		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues:
Visiting Nurse	$95,756	79.8%	$66,551	77.9%	$29,205	43.9%
Personal Care	24,276	20.2%	18,902	22.1%	5,374	28.4%
	120,032	100.0%	85,453	100.0%	34,579	40.5%
Operating income before corporate expenses:
Visiting Nurse	9,507	9.9%	8,337	12.5%	1,170	14.0%
Personal Care	2,524	10.4%	1,998	10.6%	526	26.3%
	12,031	10.0%	10,335	12.1%	1,696	16.4%
Deal and transition costs	3,115	2.6%	11	0.0%	3,104	NM
Corporate expenses	6,598	5.5%	5,046	5.9%	1,552	30.8%
Operating income	2,318	1.9%	5,278	6.2%	(2,960)	-56.1%
Interest expense, net	(347)	-0.3%	(18)	0.0%	(329)	NM
Income tax expense	(817)	-0.7%	(1,950)	-2.3%	1,133	-58.1%
Net income from continuing operations	$1,154	1.0%	$3,310	3.9%	$(2,156)	-65.1%

EBITDA from continuing operations	$3,834	3.2%	$6,192	7.2%	$(2,358)	-38.1%

(1)          See Page 20 for discussion of EBITDA.

The year over year increase in revenue was primarily driven by growth in our VN and PC segments (both acquired and organic), which was partially offset by Medicare rate cuts.  Refer to segment discussions for further detail.

Deal and transition costs increased $3.1 million primarily related to the SunCrest acquisition on December 6, 2013.

Corporate expenses as a percent of revenue decreased slightly to 5.5% from 5.9% in the prior year primarily due to the impact of the 2013 acquisitions on net service revenue and corporate expenses.

Interest expense increased $0.3 million due to borrowings on our line of credit in conjunction with the SunCrest acquisition.

The effective tax rate was approximately 41.5% for the first quarter of 2014, which increased slightly from the 37.1% in 2013, primarily due to a benefit in the prior year period resulting from the January 2, 2013 retroactive extension of the Work Opportunity Tax Credit (WOTC) that was recognized in the first quarter of 2013.  The WOTC has not yet been extended to 2014.

Visiting Nurse Segment

	Three Months Ended March 31,
	2014		2013		Change
(In thousands, except for statistics)	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$95,756	100.0%	$66,551	100.0%	$29,205	43.9%
Cost of service revenues	48,298	50.4%	32,314	48.6%	15,984	49.5%
Gross margin	47,458	49.6%	34,237	51.4%	13,221	38.6%
General and administrative expenses:
Salaries and benefits	27,282	28.5%	19,476	29.3%	7,806	40.1%
Other	10,669	11.1%	6,424	9.7%	4,245	66.1%
Total general and administrative expenses	37,951	39.6%	25,900	38.9%	12,051	46.5%
Operating income before corporate expenses	$9,507	9.9%	$8,337	12.5%	$1,170	14.0%

Average number of locations	172		102		70	68.6%

All payors:
Patient months	81,451		54,582		26,869	49.2%
Admissions	25,189		16,253		8,936	55.0%
Billable visits	656,976		469,291		187,685	40.0%

Medicare:
Admissions (1)	22,475	89%	14,956	92%	7,519	50.3%
Revenue (in thousands)	$88,872	93%	$61,738	93%	$27,134	44.0%
Revenue per admission	$3,954		$4,128		$(174)	-4.2%
Billable visits (1)	570,864	87%	400,783	85%	170,081	42.4%
Recertifications	11,880		7,960		3,920	49.2%
Payor mix % of Admissions
Traditional Medicare Episodic	83.3%		91.0%		-7.7%
Replacement Plans Paid Episodically	3.1%		2.6%		0.5%
Replacement Plans Paid Per Visit	13.6%		6.4%		7.2%

Non-Medicare:
Admissions (1)	2,714	11%	1,297	8%	1,417	109.3%
Revenue (in thousands)	$6,884	7%	$4,814	7%	$2,070	43.0%
Revenue per admission	$2,536		$3,712		$(1,175)	-31.7%
Billable visits (1)	86,112	13%	68,508	15%	17,604	25.7%
Recertifications	1,514		1,337		177	13.2%
Payor mix % of Admissions
Medicaid & other governmental	23.8%		28.5%		-4.7%
Private payors	76.2%		71.5%		4.7%

(1)  Percentages pertain to percentage of total admissions or total billable visits, as applicable.

Visiting Nurse segment net service revenues increased primarily due to the SunCrest acquisition (December 6, 2013) combined with the IHCN Acquisition (July 19, 2013) increased net service revenues by $32.5 million and operating income before corporate expenses by $2.7 million.

Excluding acquisitions, revenues decreased by $3.3 million, as a result of Medicare rate cuts of $1.8 million, with the remainder due to lower volumes and changes in patient mix.  Medicare rate cuts were comprised of a 2.0% Medicare sequestration cut effective for episodes ended after March 2013 and a 1.15% 2014 rate cut on episodes ending after December 31, 2013.

Cost of service revenues grew primarily due to acquired volume growth and to a lesser degree an increase in cost per visit primarily related to the SunCrest acquisition.

General and administrative expenses — salaries and benefits as a percentage of revenue declined slightly to 28.5% from 29.3% primarily related to lower staffing levels in our acquired operations as a percentage of revenue.  General and administrative expenses — other as a percentage of revenue increased to 11.1% from 9.7% primarily due a higher provision for bad debts, which was due to aging out of non-episodic accounts along with increased reserve estimates related to ADR and RAC audit activity, which are under appeal.  Hearing of appeals has been suspended due to a backlog at the administrative law judge level as a result of industry wide appeal volumes.

As a result, VN segment operating income before corporate expenses increased $1.2 million to $9.5 million from $8.3 million in the first quarter of 2013, while operating income before corporate expenses as a percent of revenues decreased to 9.9% in 2014 from 12.5% in 2013.

Personal Care Segment

	Three Months Ended March 31,
	2014		2013		Change
(In thousands, except for statistics)	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$24,276	100.0%	$18,902	100.0%	$5,374	28.4%
Cost of service revenues	17,144	70.6%	13,131	69.5%	4,013	30.6%
Gross margin	7,132	29.4%	5,771	30.5%	1,361	23.6%
General and administrative expenses:
Salaries and benefits	2,929	12.1%	2,452	13.0%	477	19.5%
Other	1,679	6.9%	1,321	7.0%	358	27.1%
Total general and administrative expenses	4,608	19.0%	3,773	20.0%	835	22.1%
Operating income before corporate expenses	$2,524	10.4%	$1,998	10.6%	$526	26.3%

Average number of locations	61		61		—	0.0%

Admissions	1,436		1,089		347	31.9%
Patient months of care	19,594		17,339		2,255	13.0%
Billable hours	1,267,045		1,069,437		197,608	18.5%
Revenue per billable hour	$19.16		$17.67		$1.48	8.4%

Net service revenues increased $5.4 million, or 28.4%, to $24.3 million in 2014 from $18.9 million in 2013, primarily due to the SunCrest acquisition which increased revenues by $3.9 million, with the remainder due primarily to organic volume growth.  Cost of service revenues as a percentage of net service revenues increased slightly to 70.6% in 2014 from 69.5% in 2013, primarily due to changes in business mix partially due to the SunCrest acquisition.

Total general and administrative expenses as a percent of net service revenue decreased to 19.0% in 2014 from 20.0% in 2013, primarily due to SunCrest acquisition related changes.

As a result, PC segment operating income before corporate expenses increased to $2.5 million from $2.0 million in 2013, while operating income before corporate expenses as percentage of revenue decreased 0.2%.

Liquidity and Capital Resources

Revolving Credit Facility

We have a $125 million senior secured revolving credit facility with JP Morgan Chase Bank, NA, as Administrative Agent, Bank of America, as Syndication Agent and certain other lenders (the “Facility”).  The Facility consists of a $125 million credit line with a maturity date of December 2, 2015 and an “accordion” feature providing for potential future expansion of the Facility to $175 million.  Borrowings (other than letters of credit) under the credit facility are made at either: a) the bank’s prime rate plus a margin (ranging from 1.25% to 2.25%, currently 1.25%) or b) LIBOR plus a margin (ranging from 2.25% to 3.25%, 2.50% at March 31, 2014).  The margin for prime rate or LIBOR borrowings is determined by our leverage.  Borrowings under the Facility are secured by a first priority perfected security interest in all our tangible and intangible assets, and all our existing and future direct and indirect subsidiaries, as guarantors.

The weighted average prime rate-based interest rate was 4.50% for both the three months ended March 31, 2014 and 2013.  The weighted average LIBOR rates were 2.45% and 2.54% for the three months ended March 31, 2014 and 2013, respectively.  We pay a quarterly commitment fee of 0.30% to 0.50% on the average daily unused facility balance based on leverage. Borrowings are subject to various covenants including a multiple of 3.0 times earnings before interest, taxes, depreciation and amortization (EBITDA). EBITDA may include “Acquired EBITDA” from proforma acquisitions pursuant to a calculation rider, up to 50% of “Adjusted EBITDA,” as defined. Borrowings under the Facility may be used for general corporate purposes, including acquisitions. As of March 31, 2014, the formula permitted $27.0 million to be used against which we had irrevocable letters of credit totaling $7.1 million outstanding in connection with our self-insurance programs. As a result a total of $19.9 million was available for borrowing at March 31, 2014. As of March 31, 2014, we were in compliance with the Facility’s various financial covenants. Under the most restrictive of its covenants, we were required to maintain minimum net worth of at least $161.3 million at March 31, 2014.  At such date, our net worth was approximately $215.5 million.

We believe that this facility plus cash on hand will be sufficient to fund our operating needs for at least the next year.  We will continue to evaluate additional capital, including possible debt and equity investments in the Company, to support a more rapid development of the business than would be possible with internal funds.

Cash Flows

Key elements to the Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 were:

Net Change in Cash and Cash Equivalents (in thousands)	2014	2013
(Used in) provided by:
Operating activities	$384	$9,374
Investing activities	(350)	(688)
Financing activities	(3,660)	—
Discontinued operations activities	(261)	(170)
Net change in cash and cash equivalents	$(3,887)	$8,516

2014

Net cash used in operating activities resulted primarily from current period net income of $1.3 million plus certain non-cash items, net of changes in accounts receivable, accounts payable and accrued expenses.  The decrease from 2013 is primarily due to a decrease in accounts payable and accrued expenses acquired in the SunCrest acquisition along with a slight increase in accounts receivable days revenues outstanding, which was 47 at March 31, 2014 and 46 at December 31, 2013.

The cash used in investing activities was primarily due to capital expenditures, while cash used in financing activities was primarily related to a $3.0 million payment on the line of credit drawn with the SunCrest acquisition.

Net cash used in discontinued operations was due to additional costs incurred as operating activities wind down for the discontinued operations.

2013

Net cash provided by operating activities resulted primarily from current period net income of $3.2 million plus certain non-cash items, net of changes in accounts receivable, accounts payable and accrued expenses.  Accounts receivable days revenues outstanding was 52 at March 31, 2013 and 53 at December 31, 2012 due to processing delays as well as prepayment Additional Data Requests (ADR) from Palmetto Government Benefits Administration in our VN segment, which did not repeat in 2013.

The cash used in investing activities was primarily due to capital expenditures.

Net cash provided by discontinued operations was due to cash used in operating activities for the discontinued operations.

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

The following table sets forth a reconciliation of Net Income to Adjusted EBITDA:

	Three Months Ended March 31,
(in thousands)	2014	2013
Net income from continuing operations	$1,154	$3,310
Add back:
Interest expense	347	18
Income tax expense	817	1,950
Depreciation and amortization	1,102	627
Amortization of stock-based compensation	414	287
Earnings before interest, income taxes, depreciation and amortization (EBITDA) from continuing operations	$3,834	$6,192

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Instruments

The Company does not use derivative instruments.

Market Risk of Financial Instruments

Our primary market risk exposure with regard to financial instruments is to changes in interest rates on long-term obligations.

At March 31, 2014, a hypothetical 100 basis point increase in short-term interest rates would result in a reduction of approximately $530,000 in our quarter pre-tax earnings.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures — As of March 31, 2014, the Company’s management, with participation of the Company’s Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014.

Changes in Internal Control Over Financial Reporting - There were no changes in the Company’s internal control over financial reporting during the first quarter of 2014, that have materially affected, or are reasonably likely to materially affect, Almost Family, Inc.’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Information regarding risk factors appears in our Form 10-K for the year ending December 31, 2013, under the heading “Special Caution Regarding Forward — Looking Statements” and in the Form 10-K Part I, Item 1A. Risk Factors.  There have been no material changes from the risk factors disclosed in our Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 -January 1, 2014 - January 31, 2014	—	$—	—	—
Month #2 -February 1, 2014 - February 28, 2014	—	$—	—	—
Month #1 -March 1, 2014 - March 31, 2014	1,922	$27.25	—	—
Total	1,922	$27.25	—	—

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

101

Financial statements from the quarterly report on Form 10-Q of Almost Family, Inc. for the quarter ended March 31, 2014, filed on May 9, 2014, formatted in XBRL:  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALMOST FAMILY, INC.

Date May 9, 2014	By:	/s/ William B. Yarmuth
William B. Yarmuth
Chairman of the Board and Chief Executive Officer

	By:	/s/ C. Steven Guenthner
C. Steven Guenthner
President and
Principal Financial Officer