Form 10-Q
period 2014-06-30
ALMOST FAMILY INC
filed 2014-08-06
CIK 799231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock    $0.10 par value

Shares outstanding at August 4, 2014  9,468,831

ALMOST FAMILY, INC. AND SUBSIDIARIES

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2014
	(UNAUDITED)	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,765	$12,246
Accounts receivable - net	64,324	61,651
Prepaid expenses and other current assets	10,915	10,278
Deferred tax assets	13,146	11,532
TOTAL CURRENT ASSETS	91,150	95,707

PROPERTY AND EQUIPMENT - NET	6,929	8,142
GOODWILL	196,070	192,575
OTHER INTANGIBLE ASSETS	55,875	55,075
OTHER ASSETS	679	774
TOTAL ASSETS	$350,703	$352,273

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,150	$11,526
Accrued other liabilities	37,879	38,916
Current portion - notes payable and capital leases	130	702
TOTAL CURRENT LIABILITIES	47,159	51,144

LONG-TERM LIABILITIES:
Revolving credit facility	50,655	56,000
Deferred tax liabilities	27,585	25,580
Other	1,710	1,856
TOTAL LONG-TERM LIABILITIES	79,950	83,436
TOTAL LIABILITIES	127,109	134,580

NONCONTROLLING INTEREST - REDEEMABLE	3,639	3,639

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.05; authorized 2,000 shares; none issued or outstanding	—	—
Common stock, par value $0.10; authorized 25,000; 9,562 and 9,500 issued and outstanding	956	950
Treasury stock, at cost, 94 and 92 shares of common stock	(2,393)	(2,340)
Additional paid-in capital	104,725	103,858
Noncontrolling interest - nonredeemable	(93)	(203)
Retained earnings	116,760	111,789
TOTAL STOCKHOLDERS’ EQUITY	219,955	214,054
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$350,703	$352,273

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net service revenues	$124,937	$86,400	$244,969	$171,854
Cost of service revenues (excluding depreciation & amortization)	65,587	46,147	131,119	91,592
Gross margin	59,350	40,253	113,850	80,262
General and administrative expenses:
Salaries and benefits	35,840	24,835	69,498	49,186
Other	15,259	10,846	30,667	21,215
Deal and transition costs	1,243	128	4,358	139
Total general and administrative expenses	52,342	35,809	104,523	70,540
Operating income	7,008	4,444	9,327	9,722
Interest expense, net	(329)	(11)	(677)	(29)
Income before income taxes	6,679	4,433	8,650	9,693
Income tax expense	(2,618)	(1,852)	(3,435)	(3,802)
Net income from continuing operations	4,061	2,581	5,215	5,891

Discontinued operations:
Loss from operations, net of tax of ($41), $49, ($90) and ($2)	(64)	(227)	(134)	(290)
Gain on sale, net of tax of $973	—	169	—	169
Loss on discontinued operations	(64)	(58)	(134)	(121)
Net income	3,997	2,523	5,081	5,770
Net (gain) loss - noncontrolling interests	(36)	—	153	—
Net income attributable to Almost Family, Inc.	$3,961	$2,523	$5,234	$5,770

Per share amounts-basic:
Average shares outstanding	9,338	9,270	9,316	9,253
Income from continuing operations attributable to Almost Family, Inc.	$0.43	$0.28	$0.58	$0.64
Discontinued operations	(0.01)	(0.01)	(0.01)	(0.01)
Net income attributable to Almost Family, Inc.	$0.42	$0.27	$0.57	$0.63

Per share amounts-diluted:
Average shares outstanding	9,431	9,348	9,423	9,332
Income from continuing operations attributable to Almost Family, Inc.	$0.43	$0.28	$0.57	$0.63
Discontinued operations	(0.01)	(0.01)	(0.01)	(0.01)
Net income attributable to Almost Family, Inc.	$0.42	$0.27	$0.56	$0.62

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows of operating activities:
Net income	$5,081	$5,770
Loss on discontinued operations, net of tax	(134)	(121)
Net income from continuing operations	5,215	5,891
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	2,152	1,298
Provision for uncollectible accounts	4,308	2,466
Stock-based compensation	872	654
Deferred income taxes	2,402	790
	14,949	11,099
Change in certain net assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(11,861)	(8,342)
Prepaid expenses and other current assets	(728)	1,079
Other assets	96	107
Accounts payable and accrued expenses	(4,330)	1,455
Net cash (used in) provided by operating activities	(1,874)	5,398

Cash flows of investing activities:
Capital expenditures	(735)	(1,250)
Acquisitions, net of cash acquired	(969)	(43)
Net cash used in investing activities	(1,704)	(1,293)

Cash flows of financing activities:
Credit facility repayments, net	(5,345)	—
Proceeds from stock options exercises	39	—
Purchase of common stock in connection with share awards	(52)	—
Tax impact of share awards	(38)	(67)
Payment of special dividend in connection with share awards	(35)	—
Principal payments on notes payable and capital leases	(606)	(500)
Net cash used in financing activities	(6,037)	(567)

Cash flows from discontinued operations
Operating activities	134	(1,353)
Investing activities	—	3,075
Net cash provided by discontinued operations	134	1,722

Net change in cash and cash equivalents	(9,481)	5,260
Cash and cash equivalents at beginning of period	12,246	26,120
Cash and cash equivalents at end of period	$2,765	$31,380

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Unless otherwise indicated, all dollars and share amounts are in thousands, except per share data)

1.             Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements for the three and six months ended June 30, 2014 and 2013 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations.  Accordingly, the reader of this Form 10-Q is referred to Almost Family, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2013 for further information.  In the opinion of management of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position at June 30, 2014, the results of operations for the three and six month periods ended June 30, 2014 and 2013 and cash flows for the six month periods ended June 30, 2014 and 2013.  The results of operations for the three and six month periods ended June 30, 2014 are not necessarily indicative of the operating results for the year.

On December 6, 2013, the Company completed the acquisition of Omni Home Health Holdings, Inc. (“SunCrest”).  Branded principally under the SunCrest name, its subsidiaries own and operate 66 Medicare-certified home health agencies and 9 private duty agencies in Florida, Tennessee, Georgia, Pennsylvania, Kentucky, Illinois, Indiana, Mississippi and Alabama.  On October 4, 2013, the Company acquired a controlling interest in Imperium Health Management, LLC (“Imperium”), a development-stage enterprise that provides strategic health management services to Accountable Care Organizations (“ACO’s”).  On July 17, 2013, the Company acquired the assets of the Medicare-certified home health agencies owned by Indiana Home Care Network (“IHCN”).  The acquisitions are more fully described in Note 10, “Acquisitions.” The results of operations for SunCrest and IHCN are principally reported within the Company’s Visiting Nurse (VN) reportable segment, while Imperium results are currently included in general and administrative expenses.  Results of operations for each acquisition are included from the acquisition date forward.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which impacts virtually all aspects of an entity’s revenue recognition. The core principle of the new standard is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is effective for annual reporting periods beginning after December 15, 2016. The Company has not yet completed its assessment of the impact of the new standard, including possible transition alternatives, on the Company’s financial statements.

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements. To qualify as a discontinued operation the standard requires a disposal to represent a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. The standard also expands the disclosures for discontinued operations and requires new disclosures related to individually material dispositions that do not qualify as discontinued operations. The standard is effective prospectively for fiscal years beginning after December 15, 2014, with early adoption permitted. The implementation of this standard is not expected to have a material impact on the Company’s financial statements, but could impact the reporting of any future dispositions.

Discontinued Operations

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net service revenues:
Visiting Nurse	$99,438	$66,000	$195,194	$132,552
Personal Care	25,499	20,400	49,775	39,302
	124,937	86,400	244,969	171,854
Operating income before corporate expenses:
Visiting Nurse	13,597	6,824	22,970	15,161
Personal Care	3,335	3,176	5,859	5,174
	16,932	10,000	28,829	20,335
Corporate expenses	8,681	5,428	15,144	10,474
Deal and transition costs	1,243	128	4,358	139
Operating income	7,008	4,444	9,327	9,722
Interest expense, net	(329)	(11)	(677)	(29)
Income tax expense	(2,618)	(1,852)	(3,435)	(3,802)
Net income from continuing operations	$4,061	$2,581	$5,215	$5,891

3.             Capitalized Software Development Costs

The Company capitalizes the cost of internally generated computer software developed for the Company’s own use.  Software development costs of approximately $108 and $136 were capitalized in the three months ended June 30, 2014 and 2013, respectively.  Software development costs of approximately $192 and $405 were capitalized in the six months ended June 30, 2014 and 2013, respectively.  Capitalized software development costs are amortized over the estimated useful life, generally three years, once the software is ready for its intended use.

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

The following table summarizes the activity related to goodwill and other intangible assets for 2014:

		Other Intangible Assets
	Goodwill	Certificates of Need and licenses	Trade Names	Non-compete Agreements	Total
Balances at 12-31-13	$192,575	$38,321	$16,691	$63	$55,075
Acquisitions	—	846	—	—	846
Changes	3,495	—	—	—	—
Amortization	—	—	—	(46)	(46)
Balances at 6-30-14	$196,070	$39,167	$16,691	$17	$55,875

At June 30, 2014, the VN segment includes $158,499, $38,387, $13,311 and $2, while the PC segment includes $37,571, $780, $3,380 and $15 of total goodwill, certificates of need and licenses, trade names and non-compete agreements, respectively.  At June 30, 2013, the VN segment included $100,087, $8,781, $7,701 and $25, while the PC segment included $30,974, $610, $2,720 and $83 of total goodwill, certificates of need and licenses, trade names and non-compete agreements, respectively.  Acquisitions primarily related to the

Caldwell Co. Home Health acquisition in April of 2014.  Changes to goodwill primarily include VN segment acquisition adjustments related to the SunCrest acquisition.  Amortization expense recognized on finite-lived intangible assets for the second quarter of 2014 and 2013 was $23 and for the six month period ending June 30, 2014 and 2013 was $46.

5.             Revolving Credit Facility

At June 30, 2014, the Company had a $125 million senior secured revolving credit facility with JP Morgan Chase Bank, NA, as Administrative Agent, Bank of America, as Syndication Agent and certain other lenders (the “Facility”).  The Facility consists of a $125 million credit line with a maturity date of December 2, 2015 and an “accordion” feature providing for potential future expansion of the Facility to $175 million.  Borrowings (other than letters of credit) under the credit facility are at either the bank’s prime rate plus a margin (ranging from 1.25% to 2.25%, currently 1.50%) or the London Interbank Offered Rate (LIBOR) plus a margin (ranging from 2.25% to 3.25%, 2.50% at June 30, 2014).  The margin for prime rate or LIBOR borrowings is determined by the Company’s leverage.  Borrowings under the Facility are secured by a first priority perfected security interest in all tangible and intangible assets of the Company, and all existing and future direct and indirect subsidiaries of the Company, as guarantors.

The weighted average prime rate-based interest rate was 4.50% for both the three months ended June  30, 2014 and 2013.  The weighted average LIBOR rates were 2.42% and 2.53% for the three months ended June 30, 2014 and 2013, respectively.  The Company pays a quarterly commitment fee of 0.30% to 0.50% on the average daily unused facility balance based on leverage. Borrowings are subject to various covenants including a multiple of 3.0 times earnings before interest, income tax, depreciation and amortization (“EBITDA”).  “EBITDA” may include “Acquired EBITDA” from proforma acquisitions pursuant to a calculation rider, up to 50% of “Adjusted EBITDA,” as defined.  Borrowings under the Facility may be used for general corporate purposes, including acquisitions.  As of June 30, 2014, the formula permitted $47.2 million to be used.  The Company had irrevocable letters of credit totaling $8.2 million outstanding in connection with the Company’s self-insurance programs, which resulted in a total of $39.0 million being available for use at June 30, 2014.  As of June 30, 2014, the Company was in compliance with the Facility’s various financial covenants.  Under the most restrictive of its covenants, the Company was required to maintain minimum net worth of at least $163.2 million at June 30, 2014.  At such date, the Company’s net worth was approximately $220.0 million.

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

	Restricted shares		Options
	Shares	Wtd Avg. Grant Price	Shares	Wtd Avg. Exercise Price
December 31, 2013	100	$24.12	383	$24.52
Granted	60	23.27	70	24.28
Vested or exercised	(38)	24.01	(2)	19.40
Forfeited	—	—	(6)	23.24
June 30, 2014	122	$22.68	445	$24.52

8.             Earnings per Common Share

A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted earnings per common share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Basic weighted average outstanding shares	9,338	9,270	9,316	9,253
Add common equivalent shares representing shares issuable upon exercise of dilutive awards	93	78	107	79
Diluted weighted average number of shares	9,431	9,348	9,423	9,332

Anti-dilutive shares excluded from calculation	261	254	96	254

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

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against the Company by various claimants.  The claims are in various stages of processing and some may ultimately be brought to trial.  The Company is aware of incidents that have occurred through June 30, 2014 that may result in the assertion of additional claims.  The Company currently carries professional and general liability insurance coverage (on a claims made basis) for this exposure with no deductible.  The Company also carries D&O coverage (also on a claims made basis) for potential claims against the Company’s directors and officers, including securities actions, with deductibles ranging from $100 to $250 per claim.

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

As previously disclosed, four derivative complaints were filed in Jefferson Circuit Court, Kentucky, against the members of the Company’s board of directors, president and chief executive officer, and chief financial officer.  All four lawsuits named the Company as a nominal defendant and were consolidated into a single action.  All of the complaints and the resulting consolidated complaint refer to an April 27, 2010 The Wall Street Journal article and the subsequent governmental investigations.  On February 13, 2012, the independent directors filed a motion to dismiss the complaint.  On October 2, 2012, the Court entered an order granting the motion to dismiss and dismissing the complaint with prejudice.  On November 1, 2012 two plaintiffs filed an appeal of the Court’s ruling with the Kentucky Court of Appeals.  After briefing was complete, the Board received a demand letter dated July 17, 2013, from counsel for one of the derivative plaintiff shareholders.  The letter stated that the shareholder believed certain of the Company’s officers and directors violated their fiduciary duties based on allegations similar to those described in the consolidated complaint.  The letter requested that the Board take appropriate action against the individuals in question.  The Board appointed a Special Litigation Committee to respond to the shareholder demand.  As a result of the demand from the plaintiff shareholder, the Company’s outside directors filed a motion with the Court of Appeals asking the Court to dismiss the appeal as moot.  On March 11, 2014, the Court of Appeals denied the outside directors’ motion to dismiss the appeal as moot.  Moreover, the Court of Appeals on its own motion abated the appeal.  The abatement removed the appeal from the Court’s active appellate docket.  The Court stated that upon the Board’s response to the shareholder demand, the parties should file a motion to redocket the case.  The Special Litigation Committee completed its investigation and presented its findings to the Board on June 25, 2014.  The Special Litigation Committee concluded that it would not be in the best interest of the Company or its shareholders to pursue the claims raised in the shareholder demand.  In accordance with the instruction from the Kentucky Court of Appeals to file a motion to redocket the appeal once the Special Litigation Committee responded to the shareholder demand, the Company has moved to redocket the case and dismiss the appeal.

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

Goodwill recognized from the acquisitions primarily relates to expected contributions of each entity to the overall corporate strategy in addition to synergies and acquired workforce, which are not separable from goodwill.  Goodwill and other intangible assets generated in asset purchase transactions are expected to be amortizable for tax purposes on a straight-line basis over 15 years, unless otherwise noted.  Goodwill and other intangible assets generated in stock purchase transactions are not amortizable for tax purposes, unless otherwise noted.  The purchase price allocations for 2013 and subsequent acquisitions remain preliminary as the Company is continuing to obtain information regarding acquired assets and liabilities.

On December 6, 2013, the Company acquired the stock of SunCrest.  SunCrest and its subsidiaries own and operate 66 Medicare-certified home health agencies and 9 private duty agencies in Florida, Tennessee, Georgia, Pennsylvania, Kentucky, Illinois, Indiana, Mississippi and Alabama.   The total SunCrest purchase price for the stock was $76.6 million, subject to a working capital adjustment which is expected to be finalized in 2014.   The purchase price consisted of cash consideration of $75.1 million, of which $0.5 million remained unpaid at June 30, 2014 and a $1.5 million note payable, net of acquired cash balances of $2.2 million.   The following table summarizes the approximate estimated fair values of the assets acquired and liabilities assumed in the SunCrest acquisition, which includes adjustments to accounts receivable as the company continues to gather facts on underlying accounts.

Accounts Receivable	$11,422
Property, plant & equipment	2,266
Other assets	3,005
Goodwill	47,557
Other intangibles	33,390
Assets acquired	97,640
Liabilities assumed	(21,083)
Net assets acquired	$76,557

Amortizable goodwill and intangibles acquired in the SunCrest acquisition are expected to provide an annual tax deduction approximating $2.8 million through 2020.

The unaudited proforma results of operations for the Company as if the SunCrest acquisition had been made at the beginning of 2013 are as follows:

	Three months ended June 30,	Six months ended June 30,
	2013	2013
Revenues	$125,200	$251,123
Net income from continuing operations	$2,656	$6,885
Net income	$2,597	$6,764
Earnings per share from continuing operations
Basic	$0.29	$0.74
Diluted	$0.28	$0.74
Earnings per share
Basic	$0.28	$0.73
Diluted	$0.28	$0.72

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

11.          Income Taxes

The Company’s effective income tax rates from continuing operations for the three and six month periods ended June 30, 2014 and 2013 were approximately 39.2% and 41.8%, respectively, and 39.7% and 39.2%, respectively.  The higher year to date 2014 income tax rates from continuing operations was primarily due to a benefit resulting from the January 2, 2013 retroactive extension of the Work Opportunity Tax Credit (WOTC) that was recognized in the first quarter of 2013.  The WOTC has not yet been extended to 2014.

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

12.          Subsequent Events

Management has evaluated all events and transactions that occurred after June 30, 2014.  During this period, the Company had no material subsequent events requiring recognition in the consolidated financial statements or any non-recognized subsequent events requiring disclosure.

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

•                  ability to effectively integrate, manage and keep secure our information systems;

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

Health Care Reform Legislation and Medicare Regulations

The reader is encouraged to review our detailed discussion of Health Care Reform Legislation and Medicare Regulations in the similarly titled section in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” along with the discussion under “Government Regulation” in Part I, Item 1, “Business” including but not limited to Item 1A. “Risk Factors” in the Company’s annual report on Form 10-K for year ended December 31, 2013.  Additional developments since filing the Form 10-K include:

•                  On July 1, 2014, the Centers for Medicare and Medicaid Services issued the proposed rule for 2015.  The proposed rule included the maximum rebasing cut in Medicare reimbursement rates (3.5% rate reduction in each of the years 2014-2017) allowable by the Patient Protection and Affordable Care Act (the ACA), which was signed into law in March 2010.  The rebasing cuts are in addition to other legislated cuts for that same period by the ACA.  The 2014 proposed rule is currently open for comment.  The final rule is expected to be released in late October 2014.

•                  Effective January 1, 2015, Connecticut will increase the fee schedule for services provided by the Connecticut Home Care Program for Elders by 1%.  These services include fees for service programs such as in-home nursing care, home health aide, occupational, speech and physical therapies, nursing assessment and evaluation and related home care services.

•                  Effective July 1, 2014, Tennessee implemented a 1% across the board rate cut for all medical and behavioral health services including home care under TennCare (the state Medicaid Program).  In addition to this rate cut, Tennessee imposed an additional 1% across the board cut for TennCare services including home care effective July 1, 2015.

These matters, if implemented, may have a material adverse impact on our results of operations or financial condition.  Although we are formulating plans and developing appropriate courses of action related to these changes, there can be no assurance that such plans or courses of action will prove successful.  Such changes may cause us to change our business model, increase costs or reduce our revenues in ways not currently contemplated by us, or may result in recognition of an impairment of our recorded goodwill or intangible assets.

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

RESULTS OF OPERATIONS

THREE MONTHS

Consolidated

(In thousands)

	Three Months Ended June 30,
	2014		2013		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues:
Visiting Nurse	$99,438	79.6%	$66,000	76.4%	$33,438	50.7%
Personal Care	25,499	20.4%	20,400	23.6%	5,099	25.0%
	124,937	100.0%	86,400	100.0%	38,537	44.6%
Operating income before corporate expenses:
Visiting Nurse	13,597	13.7%	6,824	10.3%	6,773	99.3%
Personal Care	3,335	13.1%	3,176	15.6%	159	5.0%
	16,932	13.6%	10,000	11.6%	6,932	69.3%
Corporate expenses	8,681	6.9%	5,428	6.3%	3,253	59.9%
Deal and transition costs	1,243	1.0%	128	0.1%	1,115	NM
Operating income	7,008	5.6%	4,444	5.1%	2,564	57.7%
Interest expense, net	(329)	-0.3%	(11)	0.0%	(318)	NM
Income tax expense	(2,618)	-2.1%	(1,852)	-2.1%	(766)	41.4%
Net income from continuing operations	$4,061	3.3%	$2,581	3.0%	$1,480	57.3%

Adjusted EBITDA from continuing operations	$9,759	7.8%	$5,609	6.5%	$4,150	74.0%

(1)          See Page 24 for discussion of EBITDA.

The year over year increase in revenue was primarily driven by acquired growth in our VN and PC segments.  Refer to segment discussions for further operating performance details.

Corporate expenses increased by $3.3 million to $8.7 million from $5.4 million in the prior year.  The 2014 period includes $1.6 million of incremental home office costs associated with our 2013 acquisition activity, including $0.4 million in the operation of Imperium.  Additionally, 2014 included $1.6 million of performance incentive accruals while the prior year had no such provision.

Deal and transition costs increased $1.1 million, primarily related to the SunCrest acquisition on December 6, 2013.

Interest expense increased $0.3 million due to borrowings on our line of credit in conjunction with the SunCrest acquisition.

The effective tax rate was approximately 39.2% for the second quarter of 2014, which decreased from 41.8% in 2013.  The effective tax rate in the second quarter of 2013 was higher than normal due to a combination of increases in permanent differences compared to pre-tax income and estimated state tax rates.

Visiting Nurse Segment

	Three Months Ended June 30,
	2014		2013		Change
(In thousands, except for statistics)	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$99,438	100.0%	$66,000	100.0%	$33,438	50.7%
Cost of service revenues	47,929	48.2%	32,627	49.4%	15,302	46.9%
Gross margin	51,509	51.8%	33,373	50.6%	18,136	54.3%
General and administrative expenses:
Salaries and benefits	27,754	27.9%	19,761	29.9%	7,993	40.4%
Other	10,158	10.2%	6,788	10.3%	3,370	49.6%
Total general and administrative expenses	37,912	38.1%	26,549	40.2%	11,363	42.8%
Operating income before corporate expenses	$13,597	13.7%	$6,824	10.3%	$6,773	99.3%

Average number of locations	173		104		69	66.3%

All payors:
Patient months	82,709		53,977		28,732	53.2%
Admissions	24,665		15,522		9,143	58.9%
Billable visits	685,271		478,510		206,761	43.2%

Medicare:
Admissions (1)	22,040	89%	14,177	91%	7,863	55.5%
Revenue (in thousands)	$92,388	93%	$61,200	93%	$31,188	51.0%
Revenue per admission	$4,192		$4,317		$(125)	-2.9%
Billable visits (1)	596,418	87%	408,308	85%	188,110	46.1%
Recertifications	12,108		7,999		4,109	51.4%
Payor mix % of Admissions
Traditional Medicare Episodic	83.9%		91.9%		-8.0%
Replacement Plans Paid Episodically	3.2%		2.8%		0.4%
Replacement Plans Paid Per Visit	12.9%		5.3%		7.6%

Non-Medicare:
Admissions (1)	2,625	11%	1,345	9%	1,280	95.2%
Revenue (in thousands)	$7,050	7%	$4,800	7%	$2,250	46.9%
Revenue per admission	$2,686		$3,569		$(883)	-24.7%
Billable visits (1)	88,853	13%	70,202	15%	18,651	26.6%
Recertifications	1,532		1,382		150	10.9%
Payor mix % of Admissions
Medicaid & other governmental	26.9%		31.7%		-4.8%
Private payors	73.1%		68.3%		4.8%

(1)  Percentages pertain to percentage of total admissions or total billable visits, as applicable.

Visiting Nurse segment net service revenues increased primarily due to the SunCrest acquisition (December 6, 2013) which combined with the IHCN Acquisition (July 19, 2013) to increase net service revenues by $33.4 million and operating income before corporate expenses by $4.4 million.

Excluding acquisitions, revenues remained consistent, as favorable changes in patient mix were offset by the 2014 Medicare rate cut of $0.8 million.

Cost of service revenues grew primarily due to acquired volume growth and to a lesser degree an increase in cost per visit, primarily related to the SunCrest acquisition.

General and administrative expenses — salaries and benefits as a percentage of revenue declined to 27.9% from 29.9% primarily related to lower staffing levels in our acquired operations.  General and administrative expenses — other as a percentage of revenue decreased slightly to 10.2% from 10.3%.

As a result, VN segment operating income before corporate expenses increased $6.8 million to $13.6 million from $6.8 million in the second quarter of 2013, while operating income before corporate expenses as a percent of revenues increased to 13.7% in 2014 from 10.3% in 2013.

Personal Care Segment

	Three Months Ended June 30,
	2014		2013		Change
(In thousands, except for statistics)	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$25,499	100.0%	$20,400	100.0%	$5,099	25.0%
Cost of service revenues	17,590	69.0%	13,519	66.3%	4,071	30.1%
Gross margin	7,909	31.0%	6,881	33.7%	1,028	14.9%
General and administrative expenses:
Salaries and benefits	3,044	11.9%	2,462	12.1%	582	23.6%
Other	1,530	6.0%	1,243	6.1%	287	23.1%
Total general and administrative expenses	4,574	17.9%	3,705	18.2%	869	23.5%
Operating income before corporate expenses	$3,335	13.1%	$3,176	15.6%	$159	5.0%

Average number of locations	61		60		1	1.7%

Admissions	1,523		1,154		369	32.0%
Patient months of care	20,111		17,565		2,546	14.5%
Billable hours	1,322,771		1,147,174		175,597	15.3%
Revenue per billable hour	$19.28		$17.78		$1.49	8.4%

Net service revenues increased $5.1 million, or 25.0%, to $25.5 million in 2014 from $20.4 million in 2013, primarily due to the SunCrest acquisition which increased revenues by $4.3 million, with the remainder due to organic volume growth.  Cost of service revenues as a percentage of net service revenues increased to 69.0% in 2014 from 66.3% in 2013, primarily due to changes in business mix partially due to the SunCrest acquisition.

Total general and administrative expenses as a percent of net service revenue decreased to 17.9% in 2014 from 18.2% in 2013, primarily due to SunCrest acquisition related changes.

As a result, PC segment operating income before corporate expenses increased to $3.3 million from $3.2 million in 2013, while operating income before corporate expenses as percentage of revenue decreased 2.5%.

RESULTS OF OPERATIONS

SIX MONTHS

Consolidated

(In thousands)

	Six Months Ended June 30,
	2014		2013		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues:
Visiting Nurse	$195,194	79.7%	$132,552	77.1%	$62,642	47.3%
Personal Care	49,775	20.3%	39,302	22.9%	10,473	26.6%
	244,969	100.0%	171,854	100.0%	73,115	42.5%
Operating income before corporate expenses:
Visiting Nurse	22,970	11.8%	15,161	11.4%	7,809	51.5%
Personal Care	5,859	11.8%	5,174	13.2%	685	13.2%
	28,829	11.8%	20,335	11.8%	8,494	41.8%
Corporate expenses	15,144	6.2%	10,474	6.1%	4,670	44.6%
Deal and transition costs	4,358	1.8%	139	0.1%	4,219	NM
Operating income	9,327	3.8%	9,722	5.7%	(395)	-4.1%
Interest expense, net	(677)	-0.3%	(29)	0.0%	(648)	NM
Income tax expense	(3,435)	-1.4%	(3,802)	-2.2%	367	-9.7%
Net income from continuing operations	$5,215	2.1%	$5,891	3.4%	$(676)	-11.5%

Adjusted EBITDA from continuing operations	$16,709	6.8%	$11,813	6.9%	$4,896	41.4%

(1)          See Page 24 for discussion of EBITDA.

The year over year increase in revenue was primarily driven by acquired growth in our VN and PC segments, which was partially offset by Medicare rate cuts.  Refer to segment discussions for further operating performance details.

Corporate expenses increased by $4.7 million to $15.1 million from $10.4 million in the prior year.  The 2014 period includes $2.7 million of incremental home office costs associated with our 2013 acquisition activity, including $0.7 million in the operation of Imperium.  Additionally, 2014 included $1.6 million of performance incentive accruals while the prior year had no such provision.  No performance incentive accrual was recorded in the first quarter of 2014.

Deal and transition costs increased $4.2 million primarily related to the SunCrest acquisition on December 6, 2013.

Interest expense increased $0.6 million due to borrowings on our line of credit in conjunction with the SunCrest acquisition.

The effective tax rate was approximately 39.7% for the second quarter of 2014, which increased slightly from 39.2% in 2013, primarily due to a benefit in the prior year period resulting from the January 2, 2013 retroactive extension of the Work Opportunity Tax Credit (WOTC) that was recognized in the first quarter of 2013.  The WOTC has not yet been extended to 2014.

Visiting Nurse Segment

	Six Months Ended June 30,
	2014		2013		Change
(In thousands, except for statistics)	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$195,194	100.0%	$132,552	100.0%	$62,642	47.3%
Cost of service revenues	96,227	49.3%	64,942	49.0%	31,285	48.2%
Gross margin	98,967	50.7%	67,610	51.0%	31,357	46.4%
General and administrative expenses:
Salaries and benefits	55,036	28.2%	39,236	29.6%	15,800	40.3%
Other	20,961	10.7%	13,213	10.0%	7,748	58.6%
Total general and administrative expenses	75,997	38.9%	52,449	39.6%	23,548	44.9%
Operating income before corporate expenses	$22,970	11.8%	$15,161	11.4%	$7,809	51.5%

Average number of locations	174		104		70	67.3%

All payors:
Patient months	164,160		108,559		55,601	51.2%
Admissions	49,854		31,775		18,079	56.9%
Billable visits	1,342,247		947,801		394,446	41.6%

Medicare:
Admissions (1)	44,585	89%	29,134	92%	15,451	53.0%
Revenue (in thousands)	$181,336	93%	$122,938	93%	$58,398	47.5%
Revenue per admission	$4,067		$4,220		$(153)	-3.6%
Billable visits (1)	1,168,197	87%	809,091	85%	359,106	44.4%
Recertifications	23,988		15,959		8,029	50.3%
Payor mix % of Admissions
Traditional Medicare Episodic	83.4%		91.4%		-8.0%
Replacement Plans Paid Episodically	3.2%		2.7%		0.5%
Replacement Plans Paid Per Visit	13.4%		5.9%		7.5%

Non-Medicare:
Admissions (1)	5,269	11%	2,641	8%	2,628	99.5%
Revenue (in thousands)	$13,858	7%	$9,614	7%	$4,244	44.1%
Revenue per admission	$2,630		$3,640		$(1,010)	-27.8%
Billable visits (1)	174,050	13%	138,710	15%	35,340	25.5%
Recertifications	3,046		2,719		327	12.0%
Payor mix % of Admissions
Medicaid & other governmental	25.7%		30.1%		-4.4%
Private payors	74.3%		69.9%		4.4%

(1)  Percentages pertain to percentage of total admissions or total billable visits, as applicable.

Visiting Nurse segment net service revenues increased primarily due to the SunCrest acquisition (December 6, 2013) which combined with the IHCN Acquisition (July 19, 2013) to increase net service revenues by $65.9 million and operating income before corporate expenses by $7.5 million.

Excluding acquisitions, revenues decreased by $3.3 million, as a result of Medicare rate cuts of $2.6 million, with the remainder due to lower volumes and changes in patient mix.  Medicare rate cuts were comprised of a 1.15% 2014 rate cut on episodes ending after December 31, 2013 and a 2.0% Medicare sequestration cut effective for episodes ended after March 2013.

Cost of service revenues grew primarily due to acquired volume growth and to a lesser degree an increase in cost per visit primarily related to the SunCrest acquisition.

General and administrative expenses — salaries and benefits as a percentage of revenue declined to 28.2% from 29.6% primarily related to lower staffing levels in our acquired operations.  General and administrative expenses — other as a percentage of revenue increased to 10.7% from 10.0% primarily due to a higher provision for bad debts in the first quarter of 2014, which was due to aging out of non-episodic accounts along with increased reserve estimates related to ADR and RAC audit activity, which are under appeal.

As a result, VN segment operating income before corporate expenses increased $7.8 million to $23.0 million from $15.2 million in the first quarter of 2013, while operating income before corporate expenses as a percent of revenues increased to 11.8% in 2014 from 11.4% in 2013.

Personal Care Segment

	Six Months Ended June 30,
	2014		2013		Change
(In thousands, except for statistics)	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$49,775	100.0%	$39,302	100.0%	$10,473	26.6%
Cost of service revenues	34,733	69.8%	26,650	67.8%	8,083	30.3%
Gross margin	15,042	30.2%	12,652	32.2%	2,390	18.9%
General and administrative expenses:
Salaries and benefits	5,973	12.0%	4,914	12.5%	1,059	21.6%
Other	3,210	6.4%	2,564	6.5%	646	25.2%
Total general and administrative expenses	9,183	18.4%	7,478	19.0%	1,705	22.8%
Operating income before corporate expenses	$5,859	11.8%	$5,174	13.2%	$685	13.2%

Average number of locations	61		60		1	1.7%

Admissions	2,959		2,243		716	31.9%
Patient months of care	39,705		34,904		4,801	13.8%
Billable hours	2,589,816		2,216,611		373,205	16.8%
Revenue per billable hour	$19.22		$17.73		$1.49	8.4%

Net service revenues increased $10.5 million, or 26.6%, to $49.8 million in 2014 from $39.3 million in 2013, primarily due to the SunCrest acquisition which increased revenues by $8.1 million, with the remainder due primarily to organic volume growth.  Cost of service revenues as a percentage of net service revenues increased slightly to 69.8% in 2014 from 67.8% in 2013, primarily due to changes in business mix partially due to the SunCrest acquisition.

Total general and administrative expenses as a percent of net service revenue decreased to 18.4% in 2014 from 19.0% in 2013, primarily due to SunCrest acquisition related changes.

As a result, PC segment operating income before corporate expenses increased to $5.9 million from $5.2 million in 2013, while operating income before corporate expenses as percentage of revenue decreased 1.4%.

Liquidity and Capital Resources

Revolving Credit Facility

We have a $125 million senior secured revolving credit facility with JP Morgan Chase Bank, NA, as Administrative Agent, Bank of America, as Syndication Agent and certain other lenders (the “Facility”).  The Facility consists of a $125 million credit line with a maturity date of December 2, 2015 and an “accordion” feature providing for potential future expansion of the Facility to $175 million.  Borrowings (other than letters of credit) under the credit facility are made at either: a) the bank’s prime rate plus a margin (ranging from 1.25% to 2.25%, currently 1.50%) or b) LIBOR plus a margin (ranging from 2.25% to 3.25%, 2.50% at June 30, 2014).  The margin for prime rate or LIBOR borrowings is determined by our leverage.  Borrowings under the Facility are secured by a first priority perfected security interest in all our tangible and intangible assets, and all our existing and future direct and indirect subsidiaries, as guarantors.

The weighted average prime rate-based interest rate was 4.50% for both the three months ended June 30, 2014 and 2013.  The weighted average LIBOR rates were 2.42% and 2.53% for the three months ended June 30, 2014 and 2013, respectively.  We pay a quarterly commitment fee of 0.30% to 0.50% on the average daily unused facility balance based on leverage. Borrowings are subject to various covenants including a multiple of 3.0 times earnings before interest, taxes, depreciation and amortization (EBITDA). EBITDA may include “Acquired EBITDA” from proforma acquisitions pursuant to a calculation rider, up to 50% of “Adjusted EBITDA,” as defined. Borrowings under the Facility may be used for general corporate purposes, including acquisitions. As of June 30, 2014, the formula permitted $47.2 million to be used against which we had irrevocable letters of credit totaling $8.2 million outstanding in connection with our self-insurance programs. As a result a total of $39.0 million was available for borrowing at June 30, 2014. As of June 30, 2014, we were in compliance with the Facility’s various financial covenants. Under the most restrictive of its covenants, we were required to maintain minimum net worth of at least $163.2 million at June 30, 2014.  At such date, our net worth was approximately $220.0 million.

We believe that this facility plus cash on hand will be sufficient to fund our operating needs for at least the next year.  We will continue to evaluate additional capital, including possible debt and equity investments in the Company, to support a more rapid development of the business than would be possible with internal funds.

Cash Flows

Key elements to the Consolidated Statements of Cash Flows for the three months ended June 30, 2014 and 2013 were:

Net Change in Cash and Cash Equivalents (in thousands)	2014	2013
(Used in) provided by:
Operating activities	$(1,874)	$5,398
Investing activities	(1,704)	(1,293)
Financing activities	(6,037)	(567)
Discontinued operations activities	134	1,722
Net change in cash and cash equivalents	$(9,481)	$5,260

2014

Net cash used in operating activities resulted primarily from current period net income of $5.2 million plus certain non-cash items, net of changes in accounts receivable, accounts payable and accrued expenses.  The decrease from 2013 is due to increased accounts receivable days outstanding which was 47 at June 30, 2014 and 46 at December 31, 2013 along with a decrease in accounts payable and accrued expenses acquired in the SunCrest acquisition.  The increase in accounts receivable is due to an increase in the backlog of claims in our VN segment, partially related to the transition of SunCrest.

The cash used in investing activities was primarily due to an April 2014 acquisition and capital expenditures.

The cash used in financing activities was primarily related to a $6.0 million payment on the line of credit drawn in connection with the SunCrest acquisition.

Net cash used in discontinued operations was due to additional costs incurred as operating activities wind down for the discontinued operations.

2013

Net cash provided by operating activities resulted primarily from current period net income of $5.8 million plus certain non-cash items, net of changes in accounts receivable, accounts payable and accrued expenses.  Accounts receivable days revenues outstanding was 58 at June 30, 2013 and 53 at December 31, 2012 due to processing delays as well as prepayment Additional Data Requests (ADR) from Palmetto Government Benefits Administration in our VN segment, which did not repeat in 2013.

The cash used in investing activities was primarily due to capital expenditures.

Net cash provided by discontinued operations was due to the $3.0 million in proceeds from sale of the Alabama agencies, which was offset by cash used in operating activities for the discontinued operations.

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

Adjusted EBITDA

Adjusted EBITDA is not a measure of financial performance under U.S generally accepted accounting principles. It should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating, investing or financing activities, or any other measure calculated in accordance with generally accepted accounting principles. The items excluded from Adjusted EBITDA are significant components in understanding and evaluating financial performance and liquidity. Management routinely calculates and communicates Adjusted EBITDA and believes that it is useful to investors because it is commonly used as an analytical indicator within our industry to evaluate performance, measure leverage capacity and debt service ability, and to estimate current or prospective enterprise value. Adjusted EBITDA is also used in certain covenants contained in our credit agreement.

The following table sets forth a reconciliation of Net Income to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Net income from continuing operations	$4,061	$2,581	$5,215	$5,891
Add back:
Interest expense	329	11	677	29
Income tax expense	2,618	1,852	3,435	3,802
Depreciation and amortization	1,050	670	2,152	1,298
Amortization of stock-based compensation	458	367	872	654
Deal and transition costs	1,243	128	4,358	139
Earnings before interest, income taxes, depreciation and amortization, amortization of stock-based compensation and deal and transition costs (Adjusted EBITDA) from continuing operations	$9,759	$5,609	$16,709	$11,813

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Instruments

The Company does not use derivative instruments.

Market Risk of Financial Instruments

Our primary market risk exposure with regard to financial instruments is to changes in interest rates on long-term obligations.

At June 30, 2014, a hypothetical 100 basis point increase in short-term interest rates would result in a reduction of approximately $506,550 in our quarter pre-tax earnings.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures — As of June 30, 2014, the Company’s management, with participation of the Company’s Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014.

Changes in Internal Control Over Financial Reporting - There were no changes in the Company’s internal control over financial reporting during the second quarter of 2014, that have materially affected, or are reasonably likely to materially affect, Almost Family, Inc.’s internal control over financial reporting.

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

As previously disclosed, four derivative complaints were filed in Jefferson Circuit Court, Kentucky, against the members of the Company’s board of directors, president and chief executive officer, and chief financial officer.  All four lawsuits named the Company as a nominal defendant and were consolidated into a single action.  All of the complaints and the resulting consolidated complaint refer to an April 27, 2010 The Wall Street Journal article and the subsequent governmental investigations.  On February 13, 2012, the independent directors filed a motion to dismiss the complaint.  On October 2, 2012, the Court entered an order granting the motion to dismiss and dismissing the complaint with prejudice.  On November 1, 2012 two plaintiffs filed an appeal of the Court’s ruling with the Kentucky Court of Appeals.  After briefing was complete, the Board received a demand letter dated July 17, 2013, from counsel for one of the derivative plaintiff shareholders.  The letter stated that the shareholder believed certain of the Company’s officers and directors violated their fiduciary duties based on allegations similar to those described in the consolidated complaint.  The letter requested that the Board take appropriate action against the individuals in question.  The Board appointed a Special Litigation Committee to respond to the shareholder demand.  As a result of the demand from the plaintiff shareholder, the Company’s outside directors filed a motion with the Court of Appeals asking the Court to dismiss the appeal as moot.  On March 11, 2014, the Court of Appeals denied the outside directors’ motion to dismiss the appeal as moot.  Moreover, the Court of Appeals on its own motion abated the appeal.  The abatement removed the appeal from the Court’s active appellate docket.  The Court stated that upon the Board’s response to the shareholder demand, the parties should file a motion to redocket the case.  The Special Litigation Committee completed its investigation and presented its findings to the Board on June 25, 2014.  The Special Litigation Committee concluded that it would not be in the best interest of the Company or its shareholders to pursue the claims raised in the shareholder demand.  In accordance with the instruction from the Kentucky Court of Appeals to file a motion to redocket the appeal once the Special Litigation Committee responded to the shareholder demand, the Company has moved to redocket the case and dismiss the appeal.

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

101

Financial statements from the quarterly report on Form 10-Q of Almost Family, Inc. for the quarter ended June 30, 2014, filed on August 6, 2014, formatted in XBRL:  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALMOST FAMILY, INC.

Date August 6, 2014	By:	/s/ William B. Yarmuth
William B. Yarmuth
Chairman of the Board and Chief Executive Officer

	By:	/s/ C. Steven Guenthner
C. Steven Guenthner
President and Principal Financial Officer