Form 10-Q
period 2014-09-30
ALMOST FAMILY INC
filed 2014-11-07
CIK 799231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock    $0.10 par value

Shares outstanding at November 5, 2014  9,475,831

ALMOST FAMILY, INC. AND SUBSIDIARIES

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2014
	(UNAUDITED)	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,358	$12,246
Accounts receivable - net	72,092	61,651
Prepaid expenses and other current assets	9,344	10,278
Deferred tax assets	14,398	11,532
TOTAL CURRENT ASSETS	101,192	95,707

PROPERTY AND EQUIPMENT - NET	6,119	8,142
GOODWILL	190,656	192,575
OTHER INTANGIBLE ASSETS	56,308	55,075
OTHER ASSETS	614	774
TOTAL ASSETS	$354,889	$352,273

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,326	$11,526
Accrued other liabilities	40,333	38,916
Current portion - notes payable and capital leases	92	702
TOTAL CURRENT LIABILITIES	50,751	51,144

LONG-TERM LIABILITIES:
Revolving credit facility	52,525	56,000
Deferred tax liabilities	21,016	25,580
Other	2,420	1,856
TOTAL LONG-TERM LIABILITIES	75,961	83,436
TOTAL LIABILITIES	126,712	134,580

NONCONTROLLING INTEREST - REDEEMABLE	3,639	3,639

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.05; authorized 2,000 shares; none issued or outstanding	—	—
Common stock, par value $0.10; authorized 25,000; 9,562 and 9,500 issued and outstanding	956	950
Treasury stock, at cost, 94 and 92 shares of common stock	(2,393)	(2,340)
Additional paid-in capital	105,189	103,858
Noncontrolling interest - nonredeemable	(170)	(203)
Retained earnings	120,956	111,789
TOTAL STOCKHOLDERS’ EQUITY	224,538	214,054
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$354,889	$352,273

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net service revenues	$123,742	$88,471	$368,711	$260,325
Cost of service revenues (excluding depreciation & amortization)	66,487	47,375	197,446	138,967
Gross margin	57,255	41,096	171,265	121,358
General and administrative expenses:
Salaries and benefits	34,992	25,569	104,596	74,755
Other	13,244	10,891	43,966	32,106
Deal and transition costs	1,655	848	6,012	987
Total general and administrative expenses	49,891	37,308	154,574	107,848
Operating income	7,364	3,788	16,691	13,510
Interest expense, net	(396)	(11)	(1,073)	(40)
Income before income taxes	6,968	3,777	15,618	13,470
Income tax expense	(2,810)	(1,462)	(6,245)	(5,264)
Net income from continuing operations	4,158	2,315	9,373	8,206

Discontinued operations:
Loss from operations, net of tax of ($26), ($72), ($116) and ($74)	(38)	(186)	(173)	(476)
Gain on sale, net of tax of $973	—	—	—	168
Loss on discontinued operations	(38)	(186)	(173)	(308)
Net income	4,120	2,129	9,200	7,898
Net income - noncontrolling interests	(338)	—	(185)	—
Net income attributable to Almost Family, Inc.	$3,782	$2,129	$9,015	$7,898

Per share amounts-basic:
Average shares outstanding	9,347	9,302	9,326	9,269
Income from continuing operations attributable to Almost Family, Inc.	$0.41	$0.25	$0.99	$0.89
Discontinued operations	—	(0.02)	(0.02)	(0.03)
Net income attributable to Almost Family, Inc.	$0.41	$0.23	$0.97	$0.86

Per share amounts-diluted:
Average shares outstanding	9,443	9,348	9,444	9,354
Income from continuing operations attributable to Almost Family, Inc.	$0.40	$0.25	$0.97	$0.88
Discontinued operations	—	(0.02)	(0.02)	(0.03)
Net income attributable to Almost Family, Inc.	$0.40	$0.23	$0.95	$0.85

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows of operating activities:
Net income	$9,200	$7,898
Loss on discontinued operations, net of tax	(173)	(308)
Net income from continuing operations	9,373	8,206
Adjustments to reconcile income to net cash of operating activities:
Depreciation and amortization	3,165	2,004
Provision for uncollectible accounts	6,745	3,884
Stock-based compensation	1,337	1,039
Deferred income taxes	1,577	1,108
	22,197	16,241
Change in certain net assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(23,290)	(1,602)
Prepaid expenses and other current assets	235	(131)
Other assets	160	151
Accounts payable and accrued expenses	(176)	(270)
Net cash (used in) provided by operating activities	(874)	14,389

Cash flows of investing activities:
Capital expenditures	(870)	(1,620)
Acquisitions, net of cash acquired	(969)	(12,011)
Net cash used in investing activities	(1,839)	(13,631)

Cash flows of financing activities:
Credit facility repayments, net	(3,475)	—
Proceeds from stock options exercises	39	4
Purchase of common stock in connection with share awards	(52)	—
Tax impact of share awards	(39)	(61)
Payment of special dividend in connection with share awards	(35)	—
Principal payments on notes payable and capital leases	(655)	(532)
Net cash used in financing activities	(4,217)	(589)

Cash flows from discontinued operations
Operating activities	40	(1,268)
Investing activities	2	3,075
Net cash provided by discontinued operations	42	1,807

Net change in cash and cash equivalents	(6,888)	1,976
Cash and cash equivalents at beginning of period	12,246	26,120
Cash and cash equivalents at end of period	$5,358	$28,096

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Unless otherwise indicated, all dollars and share amounts are in thousands, except per share data)

1.             Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2014 and 2013 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations.  Accordingly, the reader of this Form 10-Q is referred to Almost Family, Inc.’s (the “Company”) Annual Report on Form 10-K/A for the year ended December 31, 2013 for further information.  In the opinion of management of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position at September 30, 2014, the results of operations for the three and nine month periods ended September 30, 2014 and 2013 and cash flows for the nine month periods ended September 30, 2014 and 2013.  The results of operations for the three and nine month periods ended September 30, 2014 are not necessarily indicative of the operating results for the year.

On December 6, 2013, the Company completed the acquisition of Omni Home Health Holdings, Inc. (“SunCrest”).  Branded principally under the SunCrest name, its subsidiaries owned and operated 66 Medicare-certified home health agencies and 9 private duty agencies in Florida, Tennessee, Georgia, Pennsylvania, Kentucky, Illinois, Indiana, Mississippi and Alabama.  On October 4, 2013, the Company acquired a controlling interest in Imperium Health Management, LLC (“Imperium”), a development-stage enterprise that provided strategic health management services to Accountable Care Organizations (“ACOs”).  On July 17, 2013, the Company acquired the assets of the Medicare-certified home health agencies owned by Indiana Home Care Network (“IHCN”).  The acquisitions are more fully described in Note 10, “Acquisitions.”  The results of operations for SunCrest and IHCN are principally reported within the Company’s Visiting Nurse (VN) reportable segment, while Imperium results are currently included in general and administrative expenses.  Results of operations for each acquisition are included from the acquisition date forward.

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

Contingent Service Revenues

Through its Imperium ACO enablement company, the Company provides strategic health management services to ACOs that have been approved to participate in the Medicare Shared Savings Program (“MSSP”).  While the Company does not have ownership interests in ACO’s, it does have service agreements with ACOs that provide for sharing of MSSP payments received by the ACO, if any.  ACOs are entities that contract with Centers for Medicare and Medicaid Services (CMS) to serve the Medicare fee-for-service population with the goal of better care for individuals, improved health for populations and lower costs.  ACOs share savings with CMS to the extent that the actual costs of serving assigned beneficiaries are below certain trended benchmarks of such beneficiaries and certain quality performance measures are achieved.  The MSSP is relatively new and therefore has limited historical experience, which impacts the Company’s ability to accurately accumulate and interpret the data available for calculating an ACOs’ shared savings, if any.  MSSP payments are not recognized in revenue until persuasive evidence of an arrangement exists, services have been rendered, the payment is fixed and determinable and collectability is assured.  The Company had $1.6 million in MSSP revenue for the quarter and nine-month periods ended September 30, 2014, which is included in general and administrative expenses.

2.           Segment Data

The Company has two reportable segments, VN and Personal Care (PC), which operate locations in Florida, Ohio, Tennessee, Kentucky, Connecticut, New Jersey, Massachusetts, Indiana, Pennsylvania, Georgia, Missouri, Illinois, Mississippi and Alabama.  Reportable segments have been identified based upon how management has organized the business by services provided to customers and the criteria in ASC 280, Segment Reporting.  The Company does not allocate certain expenses to the reportable segments.  These expenses, including Imperium, are included in corporate expenses.

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

The PC segment services are also provided in patients’ homes.  These services (generally provided by paraprofessional staff such as home health aides) are generally of a custodial rather than skilled nature.  PC revenues are generated  on an hourly basis.  Approximately 77% of the PC segment revenues are generated from Medicaid and other government programs while the balance is generated from insurance programs and private pay patients.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net service revenues:
Visiting Nurse	$97,835	$67,455	$293,029	$200,007
Personal Care	25,907	21,016	75,682	60,318
	123,742	88,471	368,711	260,325
Operating income before corporate expenses:
Visiting Nurse	12,544	7,389	35,487	22,562
Personal Care	2,873	2,566	8,733	7,739
	15,417	9,955	44,220	30,301
Corporate expenses	6,398	5,319	21,517	15,804
Deal and transition costs	1,655	848	6,012	987
Operating income	7,364	3,788	16,691	13,510
Interest expense, net	(396)	(11)	(1,073)	(40)
Income tax expense	(2,810)	(1,462)	(6,245)	(5,264)
Net income from continuing operations	$4,158	$2,315	$9,373	$8,206

3.             Capitalized Software Development Costs

The Company capitalizes the cost of internally generated computer software developed for the Company’s own use.  Software development costs of approximately $74 and $119 were capitalized in the three months ended September 30, 2014 and 2013, respectively.  Software development costs of approximately $266 and $524 were capitalized in the nine months ended September 30, 2014 and 2013, respectively.  Capitalized software development costs are amortized over the estimated useful life, generally three years, once the software is ready for its intended use.

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

The following table summarizes the activity related to goodwill and other intangible assets for 2014:

		Other Intangible Assets
	Goodwill	Certificates of Need and Licenses	Trade Names	Non-compete Agreements	Total
Balances at 12-31-13	$192,575	$38,321	$16,691	$63	$55,075
Acquisitions	—	1,290	—	—	1,290
Changes	(1,919)	—	—	—	—
Amortization	—	—	—	(57)	(57)
Balances at 9-30-14	$190,656	$39,611	$16,691	$6	$56,308

At September 30, 2014, the VN segment includes $153,085, $38,831, $13,311 and $0, while the PC segment includes $37,571, $780, $3,380 and $6 of total goodwill, certificates of need and licenses, trade names and non-compete agreements, respectively.  At September 30, 2013, the VN segment included $110,396, $9,881,

$7,768 and $75, while the PC segment included $30,974, $610, $2,720 and $66 of total goodwill, certificates of need and licenses, trade names and non-compete agreements, respectively.  Acquisitions primarily related to the Caldwell County Home Health acquisition in April of 2014.  Changes to goodwill primarily include VN segment acquisition adjustments related to the SunCrest acquisition.  Please refer to Note 10, “Acquisitions” for further discussion.  Amortization expense recognized on finite-lived intangible assets for the third quarter of 2014 and 2013 was $11 and $26, respectively, and for the nine month period ending September 30, 2014 and 2013 was $57 and $71, respectively.

5.             Revolving Credit Facility

At September 30, 2014, the Company had a $125 million senior secured revolving credit facility with JP Morgan Chase Bank, NA, as Administrative Agent, Bank of America, as Syndication Agent and certain other lenders (the “Facility”).  The Facility consists of a $125 million credit line with a maturity date of December 2, 2015 and an “accordion” feature providing for potential future expansion of the Facility to $175 million.  Borrowings (other than letters of credit) under the credit facility are at either the bank’s prime rate plus a margin (ranging from 1.25% to 2.25%, 1.75% at September 30, 2014) or the London Interbank Offered Rate (LIBOR) plus a margin (ranging from 2.25% to 3.25%, 2.50% at September 30, 2014).  The margin for prime rate or LIBOR borrowings is determined by the Company’s leverage.  Borrowings under the Facility are secured by a first priority perfected security interest in all tangible and intangible assets of the Company, and all existing and future direct and indirect subsidiaries of the Company, as guarantors.

The weighted average prime rate-based interest rates were 4.83% and 4.50% for the three months ended September 30, 2014 and 2013, respectively.  The weighted average LIBOR rates were 2.90% and 2.51% for the three months ended September 30, 2014 and 2013, respectively.  The Company pays a quarterly commitment fee of 0.30% to 0.50% on the average daily unused facility balance based on leverage. Borrowings are subject to various covenants including a multiple of 3.0 times earnings before interest, income tax, depreciation and amortization (“EBITDA”).  “EBITDA” may include “Acquired EBITDA” from proforma acquisitions pursuant to a calculation rider, up to 50% of “Adjusted EBITDA,” as defined.  Borrowings under the Facility may be used for general corporate purposes, including acquisitions.  As of September 30, 2014, the formula permitted $44.4 million to be used.  The Company had irrevocable letters of credit totaling $7.5 million outstanding in connection with the Company’s self-insurance programs, which resulted in a total of $36.9 million being available for use at September 30, 2014.  As of September 30, 2014, the Company was in compliance with the Facility’s various financial covenants.  Under the most restrictive of its covenants, the Company was required to maintain minimum net worth of at least $161.2 million at September 30, 2014.  At such date, the Company’s net worth was approximately $224.5 million.

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

	Restricted shares		Options
	Shares	Wtd Avg. Grant Price	Shares	Wtd Avg. Exercise Price
December 31, 2013	100	$24.12	383	$24.52
Granted	60	23.27	70	24.28
Vested or exercised	(38)	24.01	(2)	19.40
Forfeited	—	—	(7)	23.37
September 30, 2014	122	$22.68	444	$24.53

8.             Earnings per Common Share

A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted earnings per common share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic weighted average outstanding shares	9,347	9,302	9,326	9,269
Add common equivalent shares representing shares issuable upon exercise of dilutive awards	96	46	118	85
Diluted weighted average number of shares	9,443	9,348	9,444	9,354

Anti-dilutive shares excluded from calculation	96	377	96	254

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

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against the Company by various claimants.  The claims are in various stages of processing and some may ultimately be brought to trial.  The Company is aware of incidents that have occurred through September 30, 2014 that may result in the assertion of additional claims.  The Company currently carries professional and general liability insurance coverage (on a claims made basis) for this exposure with no deductible.  The Company also carries D&O coverage (also on a claims made basis) for potential claims against the Company’s directors and officers, including securities actions, with deductibles ranging from $100 to $250 per claim.

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

As previously disclosed, four derivative complaints were filed in Jefferson Circuit Court, Kentucky, against the members of the Company’s board of directors, president and chief executive officer, and chief financial officer.  All four lawsuits named the Company as a nominal defendant and were consolidated into a single action.  All of the complaints and the resulting consolidated complaint refer to an April 27, 2010 The Wall Street Journal article and the subsequent governmental investigations.  On October 2, 2012, the Court entered an order granting the independent directors’ motion to dismiss and dismissing the complaint with prejudice, of which order two plaintiffs filed an appeal with the Kentucky Court of Appeals.  After briefing was complete, the Board received a demand letter dated July 17, 2013, from counsel for one of the derivative plaintiff shareholders.  The Board appointed a Special Litigation Committee to respond to the shareholder demand.  The Special Litigation Committee completed its investigation and presented its findings to the Board on June 25, 2014.  The Special Litigation Committee concluded that it would not be in the best interest of the Company or its shareholders to pursue the claims raised in the shareholder demand.  In accordance with the instruction from the Kentucky Court of Appeals to file a motion to redocket the appeal once the Special Litigation Committee responded to the shareholder demand, the Company moved to redocket the case and dismiss the appeal.  On September 15, 2014, the Kentucky Court of Appeals granted a joint motion to dismiss the appeal. Accordingly, the Kentucky state court proceedings stand dismissed with prejudice.

As previously disclosed, a fifth derivative complaint involving Richard W. Carey was filed in U.S. District Court for the Western District of Kentucky.  The lawsuit names the Company as a nominal defendant and is substantially duplicative of the derivative complaint filed in the Jefferson Circuit Court described in the preceding paragraph.  The U.S. District Court granted the defendants’ motion to stay the lawsuit pending further order of the Court.  On October 31, 2014, the parties filed a joint Stipulation and Agreed Order for Dismissal with the Court. The Court entered the Order on November 5, 2014, effectively concluding all litigation in regard to these matters.

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

Goodwill recognized from the acquisitions primarily relates to expected contributions of each entity to the overall corporate strategy in addition to synergies and acquired workforce, which are not separable from goodwill.  Goodwill and other intangible assets generated in asset purchase transactions are expected to be amortizable for tax purposes on a straight-line basis over 15 years, unless otherwise noted.  Goodwill and other intangible assets generated in stock purchase transactions are not amortizable for tax purposes, unless otherwise noted.  The purchase price allocations for the SunCrest and subsequent acquisitions remain preliminary as the Company is continuing to obtain information regarding acquired assets and liabilities.

On December 6, 2013, the Company acquired the stock of SunCrest.  SunCrest and its subsidiaries owned and operated 66 Medicare-certified home health agencies and 9 private duty agencies in Florida, Tennessee, Georgia, Pennsylvania, Kentucky, Illinois, Indiana, Mississippi and Alabama.  The total SunCrest purchase price for the stock was $76.6 million, subject to a working capital adjustment which is expected to be finalized in 2014.  The purchase price consisted of cash consideration of $75.1 million and a $1.5 million note payable, net of acquired cash balances of $2.2 million.   The following table summarizes the approximate fair values of the assets acquired and liabilities assumed in the SunCrest acquisition, which includes adjustments to accounts receivable and deferred taxes as the Company continues to gather facts on underlying accounts.

Accounts Receivable	$10,270
Property, plant & equipment	2,276
Other assets	2,432
Goodwill	42,143
Other intangibles	33,390
Assets acquired	90,511
Liabilities assumed	(13,954)
Net assets acquired	$76,557

Amortizable goodwill and intangibles acquired in the SunCrest acquisition are expected to provide an annual tax deduction approximating $7.9 million through 2023.

The unaudited proforma results of operations for the Company as if the SunCrest acquisition had been made at the beginning of 2013 are as follows:

	Three months ended September 30,	Nine months ended September 30,
	2013	2013
Revenues	$121,732	$372,855
Net income from continuing operations	$2,406	$9,294
Net income	$2,220	$8,986
Earnings per share from continuing operations
Basic	$0.26	$1.00
Diluted	$0.24	$0.96
Earnings per share
Basic	$0.26	$0.97
Diluted	$0.24	$0.96

The proforma information presented above is presented for illustrative purposes only and may not be indicative of the results of operations that would have actually occurred if the transaction described had been completed as of the beginning of 2013.  In addition, future results may vary from the results reflected in such information.

On October 4, 2013, the Company acquired 61.5% of Imperium, a development-stage enterprise that provides strategic health management services to Accountable Care Organizations (ACOs).  The Company’s investment was $5.8 million, of which $3.0 million remained in Imperium for general purposes.  Substantially all of the purchase price was allocated to goodwill.  The Company is party to a put and call arrangement with respect to the remaining 38.5% non-controlling interest in Imperium that becomes exercisable five years after the initial investment date.  The redemption value for both the put and the call arrangement is equal to fair value.  Due to the existing put and call arrangements, the non-controlling interest is considered to be redeemable and is recorded on the balance sheet as a redeemable non-controlling interest outside of permanent equity.  The redeemable non-controlling interest is recognized at the higher of 1) the accumulated earnings associated with the non-controlling interest or 2) the redemption value as of the balance sheet date.

On July 17, 2013, the Company acquired the assets of the Medicare-certified home agencies owned by IHCN.  IHCN operated six home health agencies primarily in northern Indiana for a total purchase price of $12.5 million consisting of cash and $0.5 million of Almost Family, Inc. common stock.  Final allocation of the purchase price resulted in $9.9 million to goodwill, $1.8 million to identified intangibles with the remainder allocated to property plant and equipment and accounts receivable.

11.          Income Taxes

The Company’s effective income tax rates from continuing operations for the three and nine month periods ended September 30, 2014 and 2013 were approximately 42.4% and 39.5%, respectively, and 40.5% and 39.2%, respectively.  The lower income tax rate in 2013 occurred primarily due to the Work Opportunity Tax Credit (WOTC) not being extended for 2012 until 2013 which resulted in our 2013 effective tax rate including the WOTC benefit for 2 years (2013 and 2012).  The WOTC has not yet been extended for 2014.

Accounting principles generally accepted in the United States prescribe a recognition threshold and measurement attribute for the accounting and financial statement disclosure of tax positions taken or expected to be taken in a tax return.  The evaluation of a tax position is a two-step process.  The first step requires the Company to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position.  The second step requires the Company to recognize in the financial statements each tax position that meets the more likely than not criteria, measured at the amount of benefit that has a greater than 50% likelihood of being realized.  The Company had $0.7 million of unrecognized tax benefits at September 30, 2014, the total amount of which, if recognized, would affect the tax rate.  The Company includes the full amount of unrecognized tax benefits in other liabilities in the Consolidated Balance Sheets.  Additionally, the Company may from time to time be assessed interest and penalties by tax jurisdictions.  Any such assessments historically have been immaterial to the Company’s financial results and are classified as other general and administrative expenses in the consolidated statements of income.

12.          Subsequent Events

Management has evaluated all events and transactions that occurred after September 30, 2014.  During this period, the Company had no material subsequent events requiring recognition in the consolidated financial statements or any non-recognized subsequent events requiring disclosure.

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

For a detailed discussion of these and other factors that could cause the Company’s actual results to differ materially from the results contemplated by the forward-looking statements, please refer to Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s annual report on Form 10-K/A for year ended December 31, 2013 and this Form 10-Q.  The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report.  Except as required by law, the Company assumes no responsibility for updating forward-looking statements to reflect unforeseen or other events after the date of this report. The Company has provided a detailed discussion of risk factors in its Form 10-K/A and various filings with the Securities and Exchange Commission (SEC).  The reader is encouraged to review these risk factors and filings.

Critical Accounting Policies

Refer to the “Critical Accounting Policies” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K/A for the year ended December 31, 2013 for a detailed discussion of our critical accounting policies.  There have been no material changes to our critical accounting policies and estimates in 2014.

Acquisitions

On July 17, 2013, the Company acquired the assets of the six Medicare-certified home health agencies owned by Indiana Home Care Network (“IHCN”).  On December 6, 2013, we acquired SunCrest which owned and operated 66 Medicare-certified home health agencies and 9 private duty agencies in Florida, Tennessee, Georgia, Pennsylvania, Kentucky, Illinois, Indiana, Mississippi and Alabama.  On October 4, 2013, we acquired a controlling interest in Imperium, a development-stage enterprise that provides strategic health management services to Accountable Care Organizations (“ACO’s”).

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

Our PC segment services are also provided in patients’ homes.  These services (generally provided by paraprofessional staff such as home health aides) are generally of a custodial rather than skilled nature. PC revenues are generated on an hourly basis.  Approximately 77% of the PC segment revenues are generated from Medicaid and other government programs while the balance is generated from insurance programs and private pay patients.

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

Contingent Service Revenues

Through our Imperium ACO enablement company, we provide strategic health management services to ACOs that have been approved to participate in the Medicare Shared Savings Program (“MSSP”).  While we do not have ownership interests in ACO’s, we do have service agreements with ACOs that provide for sharing of MSSPs received by the ACO, if any.  ACOs are entities that contract with Centers for Medicare and Medicaid Services (CMS) to serve the Medicare fee-for-service population with the goal of better care for individuals, improved health for populations and lower costs.  ACOs share savings with CMS to the extent that the actual costs of serving assigned beneficiaries are below certain trended benchmarks of such beneficiaries and certain quality performance measures are achieved.  The MSSP is relatively new and therefore has limited historical experience, which impacts our ability to accurately accumulate and interpret the data available for calculating an ACOs’ shared savings, if any.  MSSP payments are not recognized in revenue until persuasive evidence of an arrangement exists, services have been rendered, the payment is fixed and determinable and collectability is assured.  We had $1.6 million in MSSP revenue for the quarter and nine-month periods ended September 30, 2014.

Health Care Reform Legislation and Medicare Regulations

The reader is encouraged to review our detailed discussion of Health Care Reform Legislation and Medicare Regulations in the similarly titled section in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” along with the discussion under “Government Regulation” in Part I, Item 1, “Business” including but not limited to Item 1A. “Risk Factors” in the Company’s annual report on Form 10-K/A for year ended December 31, 2013.  Additional developments since filing the Form 10-K/A include:

•                  On October 30, 2014, the Centers for Medicare and Medicaid Services issued the final rule for 2015.  The final rule included the maximum rebasing cut in Medicare reimbursement rates (3.5% rate reduction in each of the years 2014-2017) allowable by the Patient Protection and Affordable Care Act (the ACA), which was signed into law in March 2010.  The rebasing cuts are in addition to other legislated cuts for that same period by the ACA.

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

Seasonality

Our VN segment operations in Florida, where nearly 40% of that segment’s revenues are generated, normally experience higher admissions during the first quarter and lower admissions during the third quarter than in the other quarters due to seasonal population fluctuations.

RESULTS OF OPERATIONS

THREE MONTHS

Consolidated

(In thousands)

	Three Months Ended September 30,
	2014		2013		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues:
Visiting Nurse	$97,835	79.1%	$67,455	76.2%	$30,380	45.0%
Personal Care	25,907	20.9%	21,016	23.8%	4,891	23.3%
	123,742	100.0%	88,471	100.0%	35,271	39.9%
Operating income before corporate expenses:
Visiting Nurse	12,544	12.8%	7,389	11.0%	5,155	69.8%
Personal Care	2,873	11.1%	2,566	12.2%	307	12.0%
	15,417	12.5%	9,955	11.3%	5,462	54.9%
Corporate expenses	6,398	5.2%	5,319	6.0%	1,079	20.3%
Deal and transition costs	1,655	1.3%	848	1.0%	807	95.2%
Operating income	7,364	6.0%	3,788	4.3%	3,576	94.4%
Interest expense, net	(396)	-0.3%	(11)	0.0%	(385)	NM
Income tax expense	(2,810)	-2.3%	(1,462)	-1.7%	(1,348)	92.2%
Net income from continuing operations	$4,158	3.4%	$2,315	2.6%	$1,843	79.6%
Adjusted EBITDA from continuing operations (1)	$10,496	8.5%	$5,728	6.5%	$4,768	83.2%

(1)          See Page 24 for discussion of EBITDA.

Approximately $34.0 million of our $35.3 million year over year increase in revenue was a result of our acquisition of SunCrest.  The balance was generated from organic growth, partially offset by Medicare rate cuts in the VN segment.  Refer to segment discussions for further operating performance details.

Corporate expenses increased by $1.1 million to $6.4 million from $5.3 million in the prior year.  The 2014 period includes $1.4 million of incremental home office costs associated with the SunCrest acquisition.  Imperium earned its first Medicare Shared Savings Program (MSSP) payment during the quarter of $1.6 million and incurred operating costs of $0.5 million.  Both the MSSP related revenue and operating costs of Imperium are included in corporate expenses.  Additionally, 2014 included $1.0 million of costs for performance incentive programs while the prior year had no such provision.

Deal and transition costs increased $0.8 million, primarily related to transition costs during the current quarter from the SunCrest acquisition on December 6, 2013. During the current quarter, we consolidated several overlapping-territory Florida branches related to the SunCrest acquisition and closed SunCrest’s Nashville based home office completing the last substantial steps of our integration plan.  As a result, deal and transition costs include certain one-time lease and related abandonment charges.

Interest expense increased $0.4 million due to borrowings on our line of credit in conjunction with the SunCrest acquisition.

Our effective tax rate for the third quarter of 2014 was 42.4% compared to 39.5% for the third quarter of 2013.  The lower income tax rate in 2013 occurred primarily due to the Work Opportunity Tax Credit (WOTC) not being extended for 2012 until 2013 which resulted in our 2013 effective tax rate including the WOTC benefit for 2 years (2013 and 2012).  The WOTC has not yet been extended for 2014. The current quarter also includes the cumulative catch up for an increase in our year to date effective tax rate to 40.5% from 39.5%. We currently expect our effective tax rate for 2014 to be 40.5%.

Visiting Nurse Segment

	Three Months Ended September 30,
	2014		2013		Change
(In thousands, except for statistics)	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$97,835	100.0%	$67,455	100.0%	$30,380	45.0%
Cost of service revenues	48,627	49.7%	32,967	48.9%	15,660	47.5%
Gross margin	49,208	50.3%	34,488	51.1%	14,720	42.7%
General and administrative expenses:
Salaries and benefits	26,995	27.6%	20,324	30.1%	6,671	32.8%
Other	9,669	9.9%	6,775	10.0%	2,894	42.7%
Total general and administrative expenses	36,664	37.5%	27,099	40.2%	9,565	35.3%
Operating income before corporate expenses	$12,544	12.8%	$7,389	11.0%	$5,155	69.8%

Average number of locations	159		109		50	45.9%

All payors:
Patient months	81,893		53,883		28,010	52.0%
Admissions	24,480		15,299		9,181	60.0%
Billable visits	675,787		481,965		193,822	40.2%

Medicare:
Admissions (1)	21,531	88%	14,015	92%	7,516	53.6%
Revenue (in thousands)	$88,639	91%	$62,399	93%	$26,240	42.1%
Revenue per admission	$4,117		$4,452		$(335)	-7.5%
Billable visits (1)	564,614	84%	412,637	86%	151,977	36.8%
Recertifications	11,907		8,380		3,527	42.1%
Payor mix % of Admissions
Traditional Medicare Episodic	84.0%		92.6%		-8.6%
Replacement Plans Paid Episodically	3.8%		2.2%		1.6%
Replacement Plans Paid Per Visit	12.2%		5.2%		7.0%

Non-Medicare:
Admissions (1)	2,949	12%	1,284	8%	1,665	129.7%
Revenue (in thousands)	$9,196	9%	$5,056	7%	$4,140	81.9%
Revenue per admission	$3,118		$3,938		$(819)	-20.8%
Billable visits (1)	111,173	16%	69,328	14%	41,845	60.4%
Recertifications	1,467		1,311		156	11.9%
Payor mix % of Admissions
Medicaid & other governmental	26.9%		38.9%		-12.0%
Private payors	73.1%		62.1%		11.0%

(1)  Percentages pertain to percentage of total admissions or total billable visits, as applicable.

Visiting Nurse segment net service revenues increased primarily due to the SunCrest acquisition which increased net service revenues by $29.5 million and operating income before corporate expenses by $4.8 million.

Substantially all of the changes in cost of service revenues and general and administrative expenses were due to the SunCrest acquisition.

Excluding the effects of the SunCrest acquisition, operating income before corporate expenses improved $0.4 million as volume growth and cost improvements more than offset the impact of Medicare rate cuts which reduced revenue and operating income by $0.8 million.

Salaries and wages for the quarter ended September 30, 2014 included approximately $0.4 million of costs associated with employee pay increases in effect for two months of the quarter.

Personal Care Segment

	Three Months Ended September 30,
	2014		2013		Change
(In thousands, except for statistics)	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$25,907	100.0%	$21,016	100.0%	$4,891	23.3%
Cost of service revenues	17,859	68.9%	14,408	68.6%	3,451	24.0%
Gross margin	8,048	31.1%	6,608	31.4%	1,440	21.8%
General and administrative expenses:
Salaries and benefits	3,027	11.7%	2,642	12.6%	385	14.6%
Other	2,148	8.3%	1,400	6.7%	748	53.4%
Total general and administrative expenses	5,175	20.0%	4,042	19.2%	1,133	28.0%
Operating income before corporate expenses	$2,873	11.1%	$2,566	12.2%	$307	12.0%

Average number of locations	61		60		1	1.7%

Admissions	1,558		1,018		540	53.0%
Patient months of care	20,368		17,590		2,778	15.8%
Billable hours	1,331,501		1,176,802		154,699	13.1%
Revenue per billable hour	$19.46		$17.86		$1.60	9.0%

Net service revenues increased $4.9 million, or 23.3%, to $25.9 million in 2014 from $21.0 million in 2013, primarily due to the SunCrest acquisition which increased revenues by $4.5 million, with the remainder due to organic volume growth.  Cost of service revenues as a percentage of net service revenues increased slightly to 68.9% in 2014 from 68.6% in 2013, primarily due to changes in business mix partially due to the SunCrest acquisition.

Total general and administrative expenses as a percent of net service revenue increased to 20.0% in 2014 from 19.2% in 2013, primarily due to SunCrest acquisition related changes and a $0.2 million increase in bad debt provision in our legacy operations in the quarter.

As a result, PC segment operating income before corporate expenses increased to $2.9 million from $2.6 million in 2013, while operating income before corporate expenses as percentage of revenue decreased 1.1%.

RESULTS OF OPERATIONS

NINE MONTHS

Consolidated

(In thousands)

	Nine Months Ended September 30,
	2014		2013		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues:
Visiting Nurse	$293,029	79.5%	$200,007	76.8%	$93,022	46.5%
Personal Care	75,682	20.5%	60,318	23.2%	15,364	25.5%
	368,711	100.0%	260,325	100.0%	108,386	41.6%
Operating income before corporate expenses:
Visiting Nurse	35,487	12.1%	22,562	11.3%	12,925	57.3%
Personal Care	8,733	11.5%	7,739	12.8%	994	12.8%
	44,220	12.0%	30,301	11.6%	13,919	45.9%
Corporate expenses	21,517	5.8%	15,804	6.1%	5,713	36.1%
Deal and transition costs	6,012	1.6%	987	0.4%	5,025	NM
Operating income	16,691	4.5%	13,510	5.2%	3,181	23.5%
Interest expense, net	(1,073)	-0.3%	(40)	0.0%	(1,033)	NM
Income tax expense	(6,245)	-1.7%	(5,264)	-2.0%	(981)	18.6%
Net income from continuing operations	$9,373	2.5%	$8,206	3.2%	$1,167	14.2%

Adjusted EBITDA from continuing operations (1)	$27,205	7.4%	$17,540	6.7%	$9,665	55.1%

(1)          See Page 24 for discussion of EBITDA.

Approximately $107.9 million of our $108.4 million year over year increase in revenue was a result of our acquisitions of SunCrest and IHCN.  The balance was generated from organic growth, partially offset by Medicare rate cuts in the VN segment.  Refer to segment discussions for further operating performance details.

Corporate expenses increased by $5.7 million to $21.5 million from $15.8 million in the prior year.  The 2014 period includes $3.3 million of incremental home office costs associated with our 2013 acquisitions.  Imperium earned its first Medicare Shared Savings Program (MSSP) payment during the third quarter of $1.6 million and incurred operating costs of $1.2 million.  Both the MSSP related revenue and operating costs of Imperium are included in corporate expenses.  Additionally, 2014 included $3.2 million of costs for performance incentive programs while the prior year had no such provision.

Deal and transition costs increased $5.0 million primarily related to the SunCrest acquisition on December 6, 2013.  During the third quarter, we consolidated several overlapping-territory Florida branches related to the SunCrest acquisition and closed SunCrest’s Nashville based home office completing the last substantial steps of our integration plan.  As a result, deal and transition costs include certain one-time lease and related abandonment charges.

Interest expense increased $1.0 million due to borrowings on our line of credit in conjunction with the SunCrest acquisition.

Our effective tax rate for the nine month period of 2014 was 40.5% compared to 39.2% for the nine month period of 2013.  The lower income tax rate in the 2013 occurred primarily due to the WOTC not being extended for 2012 until 2013 which resulted in our 2013 effective tax rate including the WOTC benefit for 2 years (2013 and 2012).  The WOTC has not yet been extended for 2014.

Visiting Nurse Segment

	Nine Months Ended September 30,
	2014		2013		Change
(In thousands, except for statistics)	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$293,029	100.0%	$200,007	100.0%	$93,022	46.5%
Cost of service revenues	144,855	49.4%	97,908	49.0%	46,947	48.0%
Gross margin	148,174	50.6%	102,099	51.0%	46,075	45.1%
General and administrative expenses:
Salaries and benefits	82,057	28.0%	59,549	29.8%	22,508	37.8%
Other	30,630	10.5%	19,988	10.0%	10,642	53.2%
Total general and administrative expenses	112,687	38.5%	79,537	39.8%	33,150	41.7%
Operating income before corporate expenses	$35,487	12.1%	$22,562	11.3%	$12,925	57.3%

Average number of locations	169		105		64	61.0%

All payors:
Patient months	246,053		162,442		83,611	51.5%
Admissions	74,334		47,074		27,260	57.9%
Billable visits	2,018,034		1,429,766		588,268	41.1%

Medicare:
Admissions (1)	65,868	89%	43,149	92%	22,719	52.7%
Revenue (in thousands)	$266,698	91%	$185,337	93%	$81,361	43. %
Revenue per admission	$4,049		$4,295		$(246)	-5.7%
Billable visits (1)	1,693,016	84%	1,221,728	85%	471,288	38.6%
Recertifications	35,962		24,339		11,623	47.8%
Payor mix % of Admissions
Traditional Medicare Episodic	83.9%		91.8%		-7.9%
Replacement Plans Paid Episodically	3.4%		2.5%		0.9%
Replacement Plans Paid Per Visit	12.7%		5.7%		7.0%

Non-Medicare:
Admissions (1)	8,466	11%	3,925	8%	4,541	115.7%
Revenue (in thousands)	$30,166	10%	$14,670	7%	$15,496	105.6%
Revenue per admission	$3,563		$3,738		$(174)	-4.7%
Billable visits (1)	325,018	16%	208,038	15%	116,980	56.2%
Recertifications	4,446		4,030		416	10.3%
Payor mix % of Admissions
Medicaid & other governmental	25.3%		32.6%		-7.3%
Private payors	74.7%		67.4%		7.3%

(1)  Percentages pertain to percentage of total admissions or total billable visits, as applicable.

Visiting Nurse segment net service revenues increased primarily due to the SunCrest acquisition (December 6, 2013), which combined with the IHCN acquisition (July 13, 2013) to increase net service revenues by $95.3 million and operating income before corporate expenses by $12.7 million.

Excluding acquisitions, revenues decreased by $2.3 million, due to Medicare rate cuts of $3.4 million which were partially offset by higher volumes.  Medicare rate cuts were comprised of a 1.15% 2014 rate cut on episodes ending after December 31, 2013 and a 2.0% Medicare sequestration cut effective for episodes ended after March 2013.

Substantially all of the changes in cost of service revenues and general and administrative expenses were due to the SunCrest and IHCN acquisitions.

Personal Care Segment

	Nine Months Ended September 30,
	2014		2013		Change
(In thousands, except for statistics)	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$75,682	100.0%	$60,318	100.0%	$15,364	25.5%
Cost of service revenues	52,592	69.5%	41,059	68.1%	11,533	28.1%
Gross margin	23,090	30.5%	19,259	31.9%	3,831	19.9%
General and administrative expenses:
Salaries and benefits	9,000	11.9%	7,555	12.5%	1,445	19.1%
Other	5,357	7.1%	3,965	6.6%	1,392	35.1%
Total general and administrative expenses	14,357	19.0%	11,520	19.1%	2,837	24.6%
Operating income before corporate expenses	$8,733	11.5%	$7,739	12.8%	$994	12.8%

Average number of locations	61		60		1	1.7%

Admissions	4,527		3,261		1,266	38.8%
Patient months of care	60,167		52,494		7,673	14.6%
Billable hours	3,925,653		3,393,413		532,240	15.7%
Revenue per billable hour	$19.28		$17.78		$1.50	8.5%

Net service revenues increased $15.4 million, or 25.5%, to $75.7 million in 2014 from $60.3 million in 2013, primarily due to the SunCrest acquisition which increased revenues by $12.6 million, with the remainder due primarily to organic volume growth.  Cost of service revenues as a percentage of net service revenues increased slightly to 69.5% in 2014 from 68.1% in 2013, primarily due to changes in business mix partially due to the SunCrest acquisition.

Total general and administrative expenses as a percent of net service revenue decreased slightly to 19.0% in 2014 from 19.1% in 2013, primarily due to SunCrest acquisition related changes which were offset by increases in the provision for workers compensation.

As a result, PC segment operating income before corporate expenses increased to $8.7 million from $7.7 million in 2013, while operating income before corporate expenses as percentage of revenue decreased 1.3%.

Liquidity and Capital Resources

Revolving Credit Facility

We have a $125 million senior secured revolving credit facility with JP Morgan Chase Bank, NA, as Administrative Agent, Bank of America, as Syndication Agent and certain other lenders (the “Facility”).  The Facility consists of a $125 million credit line with a maturity date of December 2, 2015 and an “accordion” feature providing for potential future expansion of the Facility to $175 million.  Borrowings (other than letters of credit) under the credit facility are made at either: a) the bank’s prime rate plus a margin (ranging from 1.25% to 2.25%, 1.75% at September 30, 2014) or b) LIBOR plus a margin (ranging from 2.25% to 3.25%, 2.50% at September 30, 2014).  The margin for prime rate or LIBOR borrowings is determined by our leverage.  Borrowings under the Facility are secured by a first priority perfected security interest in all our tangible and intangible assets, and all our existing and future direct and indirect subsidiaries, as guarantors.

The weighted average prime rate-based interest rates were 4.83% and 4.50% for the three months ended September 30, 2014 and 2013, respectively.  The weighted average LIBOR rates were 2.90% and 2.51% for the three months ended September 30, 2014 and 2013, respectively.  We pay a quarterly commitment fee of 0.30% to 0.50% on the average daily unused facility balance based on leverage. Borrowings are subject to various covenants including a multiple of 3.0 times earnings before interest, taxes, depreciation and amortization (EBITDA). EBITDA may include “Acquired EBITDA” from proforma acquisitions pursuant to a calculation rider, up to 50% of “Adjusted EBITDA,” as defined. Borrowings under the Facility may be used for general corporate purposes, including acquisitions. As of September 30, 2014, the formula permitted $44.4 million to be used against which we had irrevocable letters of credit totaling $7.5 million outstanding in connection with our self-insurance programs. As a result a total of $36.9 million was available for borrowing at September 30, 2014. As of September 30, 2014, we were in compliance with the Facility’s various financial covenants. Under the most restrictive of its covenants, we were required to maintain minimum net worth of at least $161.2 million at September 30, 2014.  At such date, our net worth was approximately $224.5 million.

We believe that this facility plus cash on hand will be sufficient to fund our operating needs for at least the next year.  We will continue to evaluate additional capital, including possible debt and equity investments in the Company, to support a more rapid development of the business than would be possible with internal funds.

Cash Flows

Key elements to the Consolidated Statements of Cash Flows for the three months ended September 30, 2014 and 2013 were:

Net Change in Cash and Cash Equivalents (in thousands)	2014	2013
(Used in) provided by:
Operating activities	$(874)	$14,389
Investing activities	(1,839)	(13,631)
Financing activities	(4,217)	(589)
Discontinued operations activities	42	1,807
Net change in cash and cash equivalents	$(6,888)	$1,976

2014

Net cash used in operating activities resulted primarily from current period net income of $9.2 million plus certain non-cash items, net of changes in accounts receivable, accounts payable and accrued expenses.  The decrease from 2013 is due to increased accounts receivable days outstanding which was 54 at September 30, 2014 and 46 at December 31, 2013 along with a decrease in accounts payable and accrued expenses acquired in the SunCrest acquisition.  The increase in accounts receivable is due to an increase in the backlog of claims in our VN segment, the conversion to managed care payers with longer payment cycles in certain PC segment markets and settlement of cost reports during the quarter.

The cash used in investing activities was primarily due to an April 2014 acquisition and capital expenditures.

The cash used in financing activities was primarily related to a $3.5 million payment on the line of credit drawn in connection with the SunCrest acquisition.

2013

Net cash provided by operating activities resulted primarily from current period net income of $7.9 million plus certain non-cash items, net of changes in accounts receivable, accounts payable and accrued expenses.  Accounts receivable days revenues outstanding was 50 at September 30, 2013 and 53 at December 31, 2012 due to processing delays as well as prepayment Additional Data Requests (ADR) from Palmetto Government Benefits Administration in our VN segment, which did not repeat in 2013.

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

Adjusted EBITDA

Adjusted EBITDA is not a measure of financial performance under U.S. generally accepted accounting principles. It should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating, investing or financing activities, or any other measure calculated in accordance with generally accepted accounting principles. The items excluded from Adjusted EBITDA are significant components in understanding and evaluating financial performance and liquidity. Management routinely calculates and communicates Adjusted EBITDA and believes that it is useful to investors because it is commonly used as an analytical indicator within our industry to evaluate performance, measure leverage capacity and debt service ability, and to estimate current or prospective enterprise value. Adjusted EBITDA is also used in certain covenants contained in our credit agreement.

The following table sets forth a reconciliation of Net Income to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Net income from continuing operations	$4,158	$2,315	$9,373	$8,206
Add back:
Interest expense	396	11	1,073	40
Income tax expense	2,810	1,462	6,245	5,264
Depreciation and amortization	1,012	707	3,165	2,004
Amortization of stock-based compensation	465	385	1,337	1,039
Deal and transition costs	1,655	848	6,012	987
Earnings before interest, income taxes, depreciation and amortization, amortization of stock-based compensation and deal and transition costs (Adjusted EBITDA) from continuing operations	$10,496	$5,728	$27,205	$17,540

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Instruments

The Company does not use derivative instruments.

Market Risk of Financial Instruments

Our primary market risk exposure with regard to financial instruments is to changes in interest rates on long-term obligations.

At September 30, 2014, a hypothetical 100 basis point increase in short-term interest rates would result in a reduction of approximately $525,200 in our quarter pre-tax earnings.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures — As of September 30, 2014, the Company’s management, with participation of the Company’s Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014.

Changes in Internal Control Over Financial Reporting - There were no changes in the Company’s internal control over financial reporting during the third quarter of 2014, that have materially affected, or are reasonably likely to materially affect, Almost Family, Inc.’s internal control over financial reporting.

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

As previously disclosed, four derivative complaints were filed in Jefferson Circuit Court, Kentucky, against the members of the Company’s board of directors, president and chief executive officer, and chief financial officer.  All four lawsuits named the Company as a nominal defendant and were consolidated into a single action.  All of the complaints and the resulting consolidated complaint refer to an April 27, 2010 The Wall Street Journal article and the subsequent governmental investigations.  On October 2, 2012, the Court entered an order granting the independent directors’ motion to dismiss and dismissing the complaint with prejudice, of which order two plaintiffs filed an appeal with the Kentucky Court of Appeals.  After briefing was complete, the Board received a demand letter dated July 17, 2013, from counsel for one of the derivative plaintiff shareholders.  The Board appointed a Special Litigation Committee to respond to the shareholder demand.  The Special Litigation Committee completed its investigation and presented its findings to the Board on June 25, 2014.  The Special Litigation Committee concluded that it would not be in the best interest of the Company or its shareholders to pursue the claims raised in the shareholder demand.  In accordance with the instruction from the Kentucky Court of Appeals to file a motion to redocket the appeal once the Special Litigation Committee responded to the shareholder demand, the Company moved to redocket the case and dismiss the appeal.  On September 15, 2014, the Kentucky Court of Appeals granted a joint motion to dismiss the appeal. Accordingly, the Kentucky state court proceedings stand dismissed with prejudice.

As previously disclosed, a fifth derivative complaint involving Richard W. Carey was filed in U.S. District Court for the Western District of Kentucky.  The lawsuit names the Company as a nominal defendant and is substantially duplicative of the derivative complaint filed in the Jefferson Circuit Court described in the preceding paragraph.  The U.S. District Court granted the defendants’ motion to stay the lawsuit pending further order of the Court.  On October 31, 2014, the parties filed a joint Stipulation and Agreed Order for Dismissal with the Court.  The Court entered the Order on November 5, 2014, effectively concluding all litigation in regard to these matters.

ITEM 1A. RISK FACTORS

Information regarding risk factors appears in our Form 10-K/A for the year ending December 31, 2013, under the heading “Special Caution Regarding Forward — Looking Statements” and in the Form 10-K/A Part I, Item 1A. Risk Factors.  There have been no material changes from the risk factors disclosed in our Form 10-K/A.

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

101

Financial statements from the quarterly report on Form 10-Q of Almost Family, Inc. for the quarter ended September 30, 2014, filed on November 7, 2014, formatted in XBRL:  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALMOST FAMILY, INC.

Date November 7, 2014	By:	/s/ William B. Yarmuth
William B. Yarmuth
Chairman of the Board and
Chief Executive Officer

	By:	/s/ C. Steven Guenthner
C. Steven Guenthner
President and
Principal Financial Officer