Form 10-K
period 2014-12-31
ALMOST FAMILY INC
filed 2015-02-27
CIK 799231

PRELIMINARY SUBJECT TO CHANGE

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes☐  No ☒

As of June 30, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $186,146,787 based on the last sale price of a share of the common stock as of June 30, 2014 ($22.08), as reported by the NASDAQ Global Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 24, 2015
Common Stock, $0.10 par value per share	9,480,331 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2014 definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders are incorporated by reference in Part III to the extent described therein.

PART I		4

Item 1.	Business	4

Item 1A.	Risk Factors	16

Item 1B.	Unresolved Staff Comments	27

Item 2.	Properties	27

Item 3.	Legal Proceedings	27

Item 4.	Mine Safety Disclosures	27

PART II		27

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	27

Item 6.	Selected Financial Data	29

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	47

Item 8.	Financial Statements and Supplementary Data	48

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	72

Item 9A.	Controls and Procedures	72

Item 9B.	Other Information	72

PART III		73

Item 10.	Directors, Executive Officers and Corporate Governance	73

Items 11, 12, 13 and 14. Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions; and Director Independence; and Principal Accountant Fees and Services		74

PART IV		75

Item 15.	Exhibits and Financial Statement Schedules	75

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

•                  ability to successfully develop investments made by our healthcare innovations segment, in light of the highly speculative nature of these early stage investments;

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

PART I

ITEM 1.  BUSINESS

Introduction

Almost Family, Inc. TM and subsidiaries (collectively “Almost Family”) is a leading, regionally focused provider of home health services. We have service locations in Florida, Tennessee, Ohio, Kentucky, Connecticut, New Jersey, Massachusetts, Indiana, Illinois, Pennsylvania, Georgia, Missouri, Mississippi and Alabama (in order of revenue significance).

We were incorporated in Delaware in 1985.  Through a predecessor merged into the Company in 1991, we have been providing health care services, primarily home health care, since 1976.  We reported approximately $496 million of revenues for the year ended December 31, 2014.  Unless otherwise indicated, the financial information included in Part I is for continuing operations.

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

How We Are Currently Organized and Operate

The Company has two divisions, Home Health Care and Healthcare Innovations.  The Home Health Care division is comprised of two reportable segments, Visiting Nurse Services (VN or Visiting Nurse) and Personal Care Services (PC or Personal Care).  Healthcare Innovations is also a reporting segment.  Reportable segments have been identified based upon how management has organized the business by services provided to customers and the criteria in Accounting Standards Codification (ASC) Topic 280, Segment Reporting.

Our VN segment provides a comprehensive range of Medicare-certified home health nursing services to patients in need of recuperative care, typically following a period of hospitalization or care in another type of inpatient facility. Our services are often provided to patients in lieu of additional care in other settings, such as long term acute care hospitals, inpatient rehabilitation hospitals or skilled nursing facilities.  Our nurses, therapists, medical social workers and home health aides work closely with patients and their families to design and implement an individualized treatment response to a physician-prescribed plan of care.  Under the umbrella of our “Senior Advocacy” mission, we offer special clinically-based protocols customized to meet the needs of the increasingly medically complex, chronic and co-morbid patient populations we serve.  Examples include Optimum Balance, Silver Steps, Cardiocare, Orthopedic and Conjestive Heart Failure in the Home.  VN Medicare revenues are generated on a per episode basis rather than a fee per visit or hourly basis.  Approximately 94% of the VN segment revenues are generated from the Medicare program while the balance is generated from Medicaid and private insurance programs.

Our PC segment provides services in patients’ homes primarily on an as-needed, hourly basis. These services include personal care, medication management, meal preparation, caregiver respite and homemaking. Our services are often provided to patients who would otherwise be admitted to skilled nursing facilities for long term custodial care.  PC revenues are generated on an hourly basis.  Approximately 79% of the PC segment revenues are generated from Medicaid and other government programs while the balance is generated from insurance programs and private pay patients.

The new Healthcare Innovations segment includes our developmental activity outside of the traditional home health business platform.

Additional financial information about our segments can be found in Part II, Item 8, “Notes to Consolidated Financial Statements” and related notes included elsewhere in this Form 10-K.

Our View on Reimbursement and Diversification of Risk

Our Company is highly dependent on government reimbursement programs which pay for the majority of the services we provide to our patients and customers.  Reimbursement under these programs, primarily Medicare and Medicaid, is subject to frequent changes as policy makers balance constituents’ needs for health care services within the constraints of the specific government’s fiscal budgets.  Medicare and Medicaid, respectively, are consuming a greater percentage of federal and states’ budgets, which is exacerbated in times of economic downturn.  We believe that these financial issues are cyclical in nature rather than indicative of the long-term prospect for Medicare and Medicaid funding of health care services.  Additionally, we believe our services offer the lowest cost alternative to institutional care and are a part of the solution to the federal government’s Medicare and states’ Medicaid financing problems.

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

•                  Drive our costs down, while continuing to provide high-quality patient care, by improving the productivity of our work force through improved monitoring, tighter controls, workflow automation, use of technology and other opportunities for efficiency gains;

•                  Expand the significance of our home health services by selectively acquiring other quality providers, through the startup of new agencies and potentially by providing new services in patients’ homes consistent with our Senior Advocacy mission;

•                  Make additional strategic investments which expand our Healthcare Innovation segment in its mission to find solutions for more effective, efficient and appropriate delivery of homecare; and

•                  Expand our capital base through both earnings performance and by seeking additional capital investments in our Company.

Overview of Our Services

Home Health Division Services

Operating Locations

Our operating locations for our VN and PC Segments in our home health division were as follows at December 31:

	2014		2013
	Branches		Branches
Geographic Clusters	Visiting Nurse	Personal Care	Visiting Nurse	Personal Care
Southeast
Florida	51	7	64	9
Tennessee	23	8	22	8
Georgia	9	—	9	—
Mississippi	2	—	2	—
Alabama	1	—	1	—

Northeast
Pennsylvania	8	2	9	3
New Jersey	6	—	6	—
Massachusetts	5	—	5	—
Connecticut	3	7	4	7

Midwest
Kentucky	21	4	20	4
Ohio	12	33	14	35
Indiana	11	—	11	—
Missouri	4	—	4	—
Illinois	4	—	4	—

Total	160	61	175	66

In conjunction our 2013 acquisition activities, we realigned our operations in Florida, which resulted in the closure of certain locations during 2014.

Visiting Nurse Services

Our VN segment services consist primarily of the provision of skilled in-home medical services to patients in need of short-term recuperative health care.  Our patients are referred to us by their physicians or upon discharge from a hospital or other type of in-patient facility.  We operate 87 Medicare-certified home health agencies with a total of 160 locations.  In the year ended December 31, 2014, approximately 94% of our visiting nurse segment revenues were derived from the Medicare program.

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

Personal Care Services

Our PC segment services are also provided in patients’ homes.  These services (generally provided by para-professional staff such as home health aides) are generally of a custodial rather than skilled nature.  Generally, PC revenues are generated on an hourly basis.  We currently operate 61 Personal Care locations.  In the year ended December 31, 2014, approximately 79% of our personal care segment revenues were derived from the Medicaid program.

Healthcare Innovations Segment

Our Healthcare Innovations business segment was created to house and separately report on our developmental activities outside our traditional home health business platform.  These activities are intended ultimately, whether directly or indirectly, to benefit our patients and our payers through the enhanced provision of home health services.  Our activities all share a common goal of improving patient experiences and quality outcomes, while lowering costs.  They include, but are not limited to, items such as: technology, information, population health management, risk-sharing, care coordination and transitions, clinical advancements, enhanced patient engagement and informed clinical decision.  In particular, we seek out new and better solutions to further the performance of physician-lead ACO’s and our Imperium venture.

These initiatives are highly speculative and, so far, have been made in development stage enterprises.  There can be no assurance that we will receive any return on, or of, the capital we invest in these ventures.  However, we believe these activities already have, and will continue to help us, discover valuable insight and experiences that would not otherwise be gained in the routine operation of our core home health business segments.  These endeavors are part of a growing number of care-related innovations and reforms that have started by us and by others.  We expect many more will be attempted over the next several years.  Further, we believe these innovation activities, including but not limited to those undertaken in Healthcare Innovations segment, will lead policy makers, payers, providers, and anyone who assumes financial risk for managing patient populations, seek to reduce costs and quality improvement gains by caring for patients in their homes.

Imperium

Imperium’s purpose is to assist independent primary care physician practices in establishing and successfully operating Accountable Care Organizations (“ACOs”) first made possible by 2010’s Affordable Care Act.  Through Imperium, we seek to innovate using risk-based predictive models, earlier and more frequent home health interventions where appropriate, and information sharing across providers to support better and more cost-effective clinical decisions.  Through improved care management, in a coordinated effort lead by primary care physicians, with nurses and home health agencies using evidence-based clinical standards, we seek to reduce avoidable hospitalizations, emergent care, and non-impactful health care services.  We seek to work together with primary care physicians to manage high-cost patients in lower-cost settings, with a goal of generating, and sharing in savings, to the Medicare program.  By linking physicians with home health care through the ACO vehicle we seek to deliver meaningful savings to the healthcare system and participate in a share of those savings under the Medicare Shared Savings Program (“MSSP”) and such other similar models as may evolve in the future.

In the past year, Imperium has rapidly expanded its customer base growing from 3 ACO’s under contract in 2013, to 7 in 2014 and 11 in 2015.  In terms of covered Medicare beneficiaries, Imperium has grown from 23,000 in 2013, to 45,000 in 2014 and now has 85,000 in 2015.  While the companies intend to work together toward the development of additional ACO relationships in markets in which Almost Family also provides home health services, Imperium also currently has, and will continue to seek, ACO customers in other service territories.  We own 61.5% of Imperium and consolidate its result in our financial statements.  We report a provision for noncontrolling interests (NCI) to reflect the income or losses attributable to the 38.5% interest that we do not own.  Additionally, due to certain put-call arrangements we also reflect a mandatorily redeemable noncontrolling interest amount of $3.6 million related to Imperium between the liability and equity sections of our balance sheet.

On September 16, 2014, CMS announced the first year financial reconciliation and quality performance results for ACOs.  Fifty-three ACOs generated shared savings during their first performance year ended December 31, 2013.  ACOs that generated savings earned a performance payment, if they met the quality standard.  One of Imperium’s 3 serviced ACO’s during this period received an MSSP payment and Imperium received its $1.6 million share.  There can be no assurance that future payments will be made by CMS, the structure of MSSP payments will remain as currently deployed, or that an MSSP payment will be received related to our 2014 services or any future period.

NavHealth

NavHealth is a development-stage enterprise whose business plan is focused on the development of technology-based tools designed to help health systems anticipate and inform a patient’s journey through the health care system.  Among its other objectives, NavHealth seeks to develop and market a software platform designed to assist health care providers, managed care organizations and insurers in their efforts to aggregate patient data from various sources, improve patient engagement, satisfaction and outcomes and lower the overall cost of healthcare delivery.  We are co-invested in NavHealth with founders Aneesh Chopra and Hunch Analytics which Chopra co-founded with Sanju Bansal.  Mr. Bansal is the co-founder and former COO of MicroStrategy (MSTR), a worldwide provider of enterprise software for cloud business intelligence and big data services.  We made an initial $1 million noncontrolling investment in NavHealth on January 29, 2015 and may, at our option, invest another $1 million.  We account for this investment under the cost method.

Compensation for Home Health Services

We are compensated for our home health services by (i) Medicare (Visiting Nurse segment only), (ii) Medicaid, (iii) other third party payors (e.g., insurance companies and other sources), and (iv) private pay (paid by personal funds).  The rates of reimbursement we receive from Medicare, Medicaid and other government programs are generally dictated by those programs.  In determining charge rates for goods and services provided to our other customers, we evaluate several factors including cost and market competition.  We sometimes negotiate contract rates with third party providers such as insurance companies.

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

The following table sets forth our revenues from operations derived from each major payor class during the indicated periods (by percentage of net revenues) for the years ended December 31:

Payor Group	2014	2013	2012
Medicare	72.4%	71.2%	71.7%
Medicaid and Other Government Programs	19.6%	22.5%	22.0%
Insurance and private pay	8.0%	6.3%	6.3%

Medicare revenues are earned in our VN segment, where they account for 94% of segment revenues.  Historical changes in payment sources are primarily a result of changes in the types of customers we attract.

See “Government Regulation” and “Risk Factors.”  We will monitor the effects of such items and may consider modifications to our expansion and development strategy when and if necessary.

Acquisitions

The Company has completed several acquisitions over the past three years and will continue to seek to acquire other quality providers of Medicare-certified home health and/or personal care services, along with making investments in healthcare innovators through our Healthcare Innovations segment.

Factors which may affect future acquisition decisions include, but are not limited to, the quality and potential profitability of the business under consideration, and our profitability and ability to finance the transaction.

2015 Acquisitions

Almost Family signed a definitive agreement to acquire the stock of Willcare.  Willcare, based in Buffalo, NY, reported $72 million in revenue in 2014 with VN and PC branches locations in New York (11), Connecticut (3) and Ohio (1). The purchase price is expected to be between $46 and $53 million based on changes in earnings and working capital between execution of the definitive agreement and the expected close sometime in the second half of FY 2015 subject to New York approval.  The transaction will be funded by borrowings under the Company’s bank credit facility.

On January 29, 2015, we acquired a noncontrolling interest in a development stage analytics and software company, NavHealth, Inc. (NavHealth).  The investment is an asset of our Health Innovations segment.

2014 Acquisitions

During 2014, we completed a small acquisition using cash on hand to expand existing VN segment operations in Kentucky.

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

On October 4, 2013, we acquired a controlling interest in Imperium Health Management, LLC (“Imperium”).  Imperium is a development-stage enterprise that provides strategic health management services to Accountable Care Organizations (“ACOs”).  We acquired 61.5% interest for a total of $5.8 million.  The transaction was funded with cash on hand.  Imperium’s operating results are included in our Healthcare Innovations segment.

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

Competition, Marketing and Customers

The visiting nurse industry is highly competitive and fragmented.  Competitors include larger publicly held companies such as Amedisys, Inc. (NasdaqGS: AMED), Kindred Healthcare, Inc. (NYSE: KND), and LHC Group, Inc. (NasdaqGS: LHCG), and numerous privately held multi-site home care companies, privately held single-site agencies and a significant number of hospital-based agencies. Competition for customers at the local market level is very fragmented and market specific.  Generally, each local market has its own competitive profile and no one competitor has significant market share across all our markets.  To the best of our knowledge, no individual provider has more than 6% share of the national Medicare home health market.

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

Our Healthcare Innovations segment competes in new industries, some of which were created by the Patient Protection and Affordable Care Act (the ACA), signed into law in March 2010.  The relatively new and unproven markets in which we operate include new competitors that are identified regularly and which range in size from start-up companies to larger publicly held companies like Universal American Corp. (NYSE: UAM).  We market our services directly to our customers.

Government Regulation

Medicare Home Health Program

Payment Methodology

As shown in “Compensation for Services” above, approximately 72% of our 2014 consolidated net service revenues were derived from the Medicare Program.  Medicare reimburses home health care providers under the Prospective Payment System (“PPS”), which pays a fixed, predetermined rate for services and supplies under an episode of care.  An episode of home health care spans a 60-day period, starting with the first day a billable visit is furnished to a Medicare beneficiary and ending 60 days later.  If a patient is still in treatment on the 60th day a new episode begins on the 61st day, commonly referred to as a recertification episode, regardless of whether a billable visit is rendered on that day and ends 60 days later.

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

Period	Base Episode Payment Rate (1)	Base Episode Payment Rate Adjusted for Case-mix Reset(2)
January 1, 2015 through December 31, 2015	$2,961	$2,961
January 1, 2014 through December 31, 2014	2,869	2,974
January 1, 2013 through December 31, 2013	2,138	2,984
January 1, 2012 through December 31, 2012	2,139	2,985

(1)         Reflects the payment rates as published by the Medicare Program.

(2)         Presents the payment rates on a consistent basis as if the case-mix reset had been in effect for all periods presented.  Adjusted payment rates for each of the years 2011-2013 were calculated by multiplying the actual Base Episode Payment by 1.3464 (2014 Final Rule) and then by 1.014 (2015 Final Rule).

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

Home health reimbursement rates had not been “rebased” since the inception of PPS in October 1, 2000.  On October 30, 2014, CMS issued the final rule for 2015.  The final rule included the maximum rebasing cut in

Medicare reimbursement rates allowable by the ACA.  The rebasing cuts are in addition to other legislated cuts for that same period by the ACA.

Potential Future Developments in Medicare Home Health

While there have been many changes enacted over the past several years, the Congress and/or CMS may take future actions which could have an adverse impact on our business, including possible:

•                  Acceleration or compressing of the rebasing period to a period shorter than the currently legislated 2014-2017 four-year phase in;

•                  Changes in cost sharing between the Medicare program (“Program”)and beneficiaries (i.e., co-pays);

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

Medicaid Reimbursement

As shown in “Compensation for Services” above, approximately 20% of our 2014 consolidated net service revenues were derived from state Medicaid and Other Government Programs, with approximately 8.8%, 5.5%, 2.5% and 1.8% generated from Medicaid reimbursement programs in the states of Ohio, Connecticut, Tennessee and Kentucky, respectively.  Net service revenues under such state programs are derived from services provided under a per visit, per hour or unit basis (as opposed to episodic).  Revenues are calculated and recorded using payor-specific or patient-specific fee schedules based on the contracted rates.

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

Medicaid programs, while partially federally funded, are administered by the individual states under the broad supervision of CMS.  Accordingly, developments typically occur on a state-by-state basis.  For example, states in which we operate have had recent activity as follows:

•                  Effective January 1, 2015, Connecticut increased the fee schedule for services provided by the Connecticut Home Care Program for Elders by 1%.  Service programs impacted included in-home nursing care, home health aide, occupational, speech and physical therapies, nursing assessment and evaluation and related home care services.

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

Medicare and Medicaid Reimbursement Summary

The health care industry has experienced, and is expected to continue to experience, extensive and dynamic periods of change.  In addition to economic forces and regulatory influences, continuing political debate subjects the health care industry to significant reform.  Health care reforms have been enacted as discussed elsewhere in this document and proposals for additional changes are continuously formulated by departments of the Federal government, Congress, and state legislatures.  Such governmental payors provide for approximately 92% of our consolidated net service revenues, including Medicare Advantage plans run by private insurers which are also dependent on federal funding.

We expect legislators and government officials to continuously review and assess alternative health care delivery systems and payment methodologies.  Changes in the law or new interpretations of existing laws may have a dramatic effect on the definition of permissible or impermissible activities, the relative cost of doing business, and the methods and amounts of payments for medical care by both governmental and other payors.  We expect legislative changes intended to “balance the budget” and slow the annual rate of growth of Medicare and Medicaid to continue.  Such future changes may further impact reimbursement for our services.  There can be no assurance that future legislation or regulatory changes will not have a material adverse effect on our results of operations.

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

Insurance Programs and Costs

We bear significant risk under our large-deductible workers’ compensation insurance program and our self-insured employee health program.  Under the workers’ compensation insurance program, we bear risk up to $250,000 per incident, after which stop-loss insurance coverage is maintained.

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

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against us by various claimants.  The claims are in various stages of processing and some may ultimately be brought to trial.  We are aware of incidents that have occurred through December 31, 2014, that may result in the assertion of additional claims.  We currently carry professional and general liability insurance coverage (on a claims made basis) for this exposure with no deductible.

We also carry D&O coverage for potential claims against our directors and officers, including securities actions, with deductibles ranging from $100,000 to $200,000 per claim.

Total premiums, excluding estimated exposure to claims and deductibles, for all our non-health insurance programs were approximately $3,892,000 for the contract year ended May 31, 2014.

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

Employees and Labor Relations

As of December 31, 2014, we had approximately 10,900 employees.  None of our employees are represented by a labor organization.  We believe our relationship with our employees is satisfactory.

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

Part I, Item 1, “Government Regulation” summarizes US health care reform activities pertinent to our operations. Very often, sweeping new legislation is followed by subsequent legislation to address previously unanticipated consequences, or to further define provisions that were too vague to implement based on the language of the original legislation and by legal actions to challenge its constitutionality.  In our view it is reasonable to expect this to occur over the next few years.  As a result of the broad scope of the ACA and related legislation, the significant changes it will effect in the healthcare industry and society generally, and the complexity of the technical issues it addresses, we are unable to predict, at this time, all the ramifications the ACA and the implementing regulations may have on our business as a health care provider or a sponsor of an employee health insurance benefit plan.  The ACA and implementing regulations and programmatic guidelines could have a material adverse impact on our results of operations or financial condition in ways not currently anticipated by us.

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

The current status of Federal and State budgets may have a material adverse effect on our future results of operations and financial condition, as well as our ability to access credit and capital.

There can be no assurance that Federal and State governments will be able to operate balanced budgets.  While the ultimate outcome of these events cannot be predicted, they may have a material adverse effect on the Company.  Historic economic conditions, stimulus efforts by the Federal government and costly new programs created by ACA have placed significant strain Federal and state budgets, many of which are in a deficit position.  Efforts to reduce spending at the Federal and/or state levels may result in reductions in reimbursement by Medicare, Medicaid and other third-party payors along with tax increases, which may in turn result in decreased revenue growth and a decrease in our profitability.  Our contractors and suppliers may also be negatively impacted by these conditions and our ability to provide patient care at a lower cost may diminish and reduce our profitability.  Future disruptions in the credit and capital markets, if any, may restrict our access to capital.  As a result, our ability to incur additional indebtedness to fund acquisitions and operations may be constrained.  If the Federal and State budgets conditions deteriorate or do not improve, our results of operations or financial condition could be materially and adversely affected.

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

Historically, providers of home health services and the Company have been the subject of a number of civil investigations, and qui tam or “whistleblower” suits relating to its Medicare-reimbursed operations.  We may become, or unknown to us may already be, the subject of investigations, qui tams, or lawsuits that could have a material adverse effect on our financial position, results of operation and liquidity.

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

For example, home health providers, including the Company, have received pre-pay Additional Development Requests (“ADRs”) in addition to Recovery Audit Contractor audits (“RACs”) from the Palmetto Government Benefits Administration (“PGBA”) as a result of additional CMS funding allocations to the Medicare Administrative Contractors (“MACs”) to conduct pre-payment reviews.  ADRs and RAC audits are both general and focused in nature.  The PGBA acts as one of our four fiscal intermediaries, but processes the majority of our claims.  We would expect ADRs and RAC audits to continue in the future.  If such ADRs or RAC audits result in reimbursement adjustments, we may suffer reduced profitability.  Further, our appeal rights related to such audits may lead to cash flow delays due to significant backlog at the Administrative Law Judge level.  ADR and RAC backlog was so significant in the hospital industry that CMS agreed to settle all ADR and RAC denials at $0.60 for each dollar denied.  There can be no assurances that CMS will settle such claims for home health providers.

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

The home health care industry is highly competitive.

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

Our Healthcare Innovations segment competes in extremely new young and undeveloped markets.

Our Healthcare Innovations segment competes in extremely young and undeveloped markets with new competitors or solutions developed and introduced to the market regularly.  Such new products may capture market share more quickly or may have access to more capital than the capital we have allocated for such projects.  Our efforts to bring new solutions to the market may prove unsuccessful, may prove to be unprofitable or may prove to be more costly to bring to market than anticipated.  Our investments in these activities are highly speculative in nature and subject to loss.

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

For the years ended December 31, 2014, 2013 and 2012, we received 72%, 71% and 72%, respectively, of our revenue from Medicare.  Reductions in Medicare reimbursement have historically and may continue to adversely impact our profitability. Such reductions in payments to us could be caused by:

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

•                  changes to or imposition of regulations impacting our case-mix or therapy thresholds; or

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

Approximately 20%, 23% and 22% of our 2014, 2013 and 2012 revenues, respectively, were derived from state Medicaid and other government programs, many of which currently face significant budget issues. Further, the acquisitions completed by us in 2013 and 2011 increased our dependence on Medicaid reimbursement. Specifically, for the year ended December 31, 2014, approximately 8.8%, 5.5%, 2.5% and 1.8% of our revenues were generated from Medicaid reimbursement programs in the states of Ohio, Connecticut, Tennessee and Kentucky, respectively. Such amounts for Ohio, Connecticut and Kentucky for the year ended December 31, 2013, were approximately 11.7%, 7.1%, and 2.3%, respectively and 11.9%, 6.6% and 2.7%, respectively for the year ended December 31, 2012.

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

Our home health growth strategy depends on our ability to develop and to acquire additional agencies on favorable terms and to integrate and operate these agencies effectively. If we are unable to do so, our future growth and operating results could be negatively impacted.

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

We have invested in development stage companies which may require further funding to support their respective business plans, which may ultimately prove unsuccessful.

Through our Imperium acquisition, we provide strategic health management services to ACOs that have been approved to participate in the Medicare Shared Savings Program (“MSSP”).  In addition to our ownership interests in ACO’s, we also have service agreements with ACOs that provide for sharing of MSSPs received by the ACO, if any.  During 2013, we invested $5.8 million in our Imperium acquisition of which $3 million went to fund operations in pursuit of its business plan.  In 2015, we invested $1 million for a noncontrolling interest in NavHealth.  Our investments in Imperium and NavHealth are highly speculative, are at risk and we may choose to make further investments, all of which may ultimately provide no return and could lead to a total loss of our investment.

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

During the third quarter of 2014, CMS made its first MSSP payments to ACO’s for the first measurement periods ending December 31, 2013.  We expect payments, if any, for the second measurement period ending December 31, 2014 will be made in the third quarter of 2015.  Imperium received a $1.6M MSSP payment in the third quarter of 2014, while breaking even for the year at the operating income level.  As a result, we expect our Imperium operations to negatively impact our cash flows, until such time as an ACO with whom we contract with receives another MSSP payment, if ever.  In order to receive revenues from CMS under the MSSP, the ACO must meet certain minimum savings rates (i.e. save the federal government money) and meet certain quality measures.  More specifically, the ACO’s costs of medical expenses for its members during a relevant measurement year must be below the benchmark by the minimum savings rate as established by CMS for such ACO.  On the quality side, the MSSP requires ACOs to meet 33 quality measures, which CMS may vary from time to time.  Notwithstanding our efforts, our ACO’s may be unable to meet the required savings rates or may not satisfy the quality measures, which may result in our receiving no revenues and losing our investment.  In addition, as the MSSP is a new program, it presents challenges and risks associated with the timeliness and accuracy of data and interpretation of complex rules, which may have a material adverse effect on our ability to recoup any of our investments.  Further, there can be no assurance that we will maintain positive relations with our ACO partners, which may result in certain of the ACOs terminating our relationship which could result in a loss of our investment.

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

On February 11, 2015 we replaced our $125 million bank credit facility due December 14, 2015 with a new $175 million credit facility that expires in February 2020.

At December 31, 2014, we had cash and cash equivalents of approximately $6.9 million and additional borrowing capacity of approximately $54 million.  Based on our current plan of operations, including acquisitions, we cannot assure you that this amount will be sufficient, nor continue to be fully available, to support our current growth strategies.  We cannot readily predict the timing, size, and success of our acquisition efforts and the associated capital commitments.  If we do not have sufficient cash resources, our growth could be limited unless we obtain additional equity or debt financing.

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

At December 31, 2014, outstanding shares of our common stock totaled 9,480,331.  In 2013, we established the 2013 Stock and Incentive Compensation Plan for the benefit of employees and directors providing for the issuance of up to 700,000 shares of common stock.  As of December 31, 2014, shares of our common stock remained reserved for issuance pursuant to our incentive compensation plans totaled 536,100 and shares of our common stock reserved for issuance pursuant to our employee stock purchase plan totaled 300,000.  The market price of our common stock could decline as a result of sales of substantial amounts of our common stock to the public or the perception that substantial sales could occur.  These sales also may make it more difficult for us to sell common stock in the future to raise capital.

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

We have 244 real estate location leases ranging from approximately 100 to 33,000 square feet of space in their respective locations.  See Part I, Item 1, “Business - Operating Segments” and Part II, Item 8, “Notes to Consolidated Financial Statements”.  We believe that our facilities are adequate to meet our current needs, and that additional or substitute facilities will be available if needed.

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

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select market under the symbol “AFAM”  Set forth below are the high and low sale prices for the common stock for the periods indicated as reported by NASDAQ:

Closing Common Stock Prices
Quarter Ended:	High	Low
December 31, 2014	30.30	26.35
September 30, 2014	28.76	22.47
June 30, 2014	24.29	19.98
March 31, 2014	33.27	22.21
December 31, 2013	33.63	19.08
September 30, 2013	19.89	18.58
June 30, 2013	20.45	19.09
March 31, 2013	20.89	19.58

On February 26, 2015, the last reported sale price for the common stock reported by NASDAQ was $33.20 and there were approximately 281 holders of record of our common stock.  A one-time special cash dividend of $2.00 per share of common stock was declared and paid by us during the fourth quarter of 2012.  We paid no other dividends in 2014 or 2013.  We do not intend to pay additional dividends on our common stock and will retain our earnings for future operations and the growth of our business.

STOCK PERFORMANCE GRAPH

The following stock performance graph does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates the performance graph by reference therein.

The Performance Graph below compares the cumulative total stockholder return on our common stock, $0.10 par value per share, for the five-year period ended December 31, 2014, with the cumulative total return on the Russell 2000 index and an industry peer group over the same period (assuming the investment of $100 in each on December 31, 2009 and the reinvestment of dividends, if any). The peer group we selected is comprised of: Amedisys, Inc. (AMED); Gentiva Health, Inc. (GTIV) and LHC Group, Inc. (LHCG). The cumulative total stockholder return on the following graph is historical and is not necessarily indicative of future stock price performance.

	12/09	12/10	12/11	12/12	12/13	12/14

Almost Family, Inc.	100.00	97.19	41.94	56.35	89.92	80.52
Russell 2000	100.00	126.86	121.56	141.43	196.34	205.95
Peer Group	100.00	81.92	26.68	36.12	43.93	71.45

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected financial information derived from the consolidated financial statements of the Company for the periods and at the dates indicated.  The information should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this and prior year Form 10-Ks.

	Year Ended December 31,
(In thousands except per share data)	2014	2013	2012	2011	2010
Results of operations data:
Net service revenues	$495,829	$356,912	$340,620	$329,644	$326,006
Income from continued operations attributable to Almost Family, Inc.	$13,935	$8,784	$16,802	$19,337	$29,646
Discontinued operations	(172)	(558)	482	1,465	1,067
Net income attributable to Almost Family, Inc.	$13,763	$8,226	$17,284	$20,802	$30,713

Per share:
Basic:
Number of shares	9,333	9,279	9,285	9,278	9,123
Income from continued operations attributable to Almost Family, Inc.	$1.49	$0.95	$1.81	$2.08	$3.25
Discontinued operations	(0.02)	(0.06)	0.05	0.16	0.12
Net income attributable to Almost Family, Inc.	$1.47	$0.89	$1.86	$2.24	$3.37

Diluted:
Number of shares	9,462	9,374	9,324	9,360	9,352
Income from continued operations attributable to Almost Family, Inc.	$1.47	$0.94	$1.80	$2.07	$3.17
Discontinued operations	(0.02)	(0.06)	0.05	0.16	0.11
Net income attributable to Almost Family, Inc.	$1.45	$0.88	$1.85	$2.23	$3.29

Dividend declared per share	$—	$—	$2.00	$—	$—

(1) - See page 48 for discussion of adjusted earnings from home health operations

	December 31,
	2014	2013	2012	2011	2010
Balance sheet data
Working capital	$52,796	$38,971	$62,541	$63,394	$71,350
Total assets	357,488	348,784	249,259	251,160	220,127
Long-term liabilities	72,662	75,819	17,846	15,708	10,311
Total liabilities	124,296	131,074	44,944	44,863	37,960
Noncontrolling interest-redeemable - Healthcare Innovations	3,639	3,639	—	—	—
Stockholders’ equity	229,553	214,071	204,315	206,297	182,168

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company has two divisions, Home Health Care and Healthcare Innovations.  The Home Health Care division is comprised of two reportable segments, Visiting Nurse Services (VN or Visiting Nurse) and Personal Care Services (PC or Personal Care).  Our Healthcare Innovations division is also a reporting segment.  Reportable segments have been identified based upon how management has organized the business by services provided to customers and the criteria in ASC Topic 280, Segment Reporting.

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

Our PC segment services are also provided in patients’ homes.  These services (generally provided by paraprofessional staff such as home health aides) are generally of a custodial rather than skilled nature.  PC revenues are typically generated on an hourly basis.  Approximately 79% of the PC segment revenues are generated from Medicaid and other government programs while the balance is generated from insurance programs and private pay patients.

Our Healthcare Innovations business segment was created to house and separately report on our developmental activities outside our traditional home health business platform.  These activities are intended ultimately, whether directly or indirectly, to benefit our patients and our payers through the enhanced provision of home health services.  Our activities all share a common goal of improving patient experiences and quality outcomes while lowering costs.  They include, but are not limited to, items such as: technology, information, population health management, risk-sharing, care coordination and transitions, clinical advancements, enhanced patient engagement and informed clinical decision.

During the second quarter of 2014, we acquired a small home health agency in southern Kentucky using cash on hand to expand existing VN segment operations.  During 2013, we completed three acquisitions.  On December 6, 2013, the Company completed the acquisition of Omni Home Health Holdings, Inc. (“SunCrest”).  SunCrest subsidiaries owned and operated 60 Medicare-certified home health agencies and 9 private duty agencies in Florida, Tennessee, Georgia, Pennsylvania, Kentucky, Illinois, Indiana, Mississippi and Alabama.  On October 4, 2013, we acquired a controlling interest in Imperium Health Management, LLC (“Imperium”), a development-stage enterprise that provides strategic health management services to Accountable Care Organizations (“ACO’s”).  On July 17, 2013, the Company acquired the assets of the Medicare-certified home health agencies owned by Indiana Home Care Network (“IHCN”).  The results of operations for SunCrest and IHCN are principally reported within the Company’s Visiting Nurse reportable segment, while Imperium results are included in the Healthcare Innovations segment.

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

•                  Drive our costs down, while continuing to provide high-quality patient care, by improving the productivity of our work force through improved monitoring, tighter controls, workflow automation, use of technology and other opportunities for efficiency gains;

•                  Expand the significance of our home health services by selectively acquiring other quality providers, through the startup of new agencies and potentially by providing new services in patients’ homes consistent with our Senior Advocacy mission;

•                  Make additional strategic investments which expand our Healthcare Innovation segment in its mission to find solutions for more effective, efficient and appropriate delivery of homecare; and

•                  Expand our capital base through both earnings performance and by seeking additional capital investments in our Company.

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

As a result of the broad scope of health care reform, the significant changes it will effect in the healthcare industry and society generally, and the complexity of the technical issues it addresses, we are unable to predict, at this time, all the ramifications health care reform may have on our business as a health care provider or a sponsor of an employee health insurance benefit plan.  These matters could have a material adverse impact on our results of operations or financial condition in ways not currently anticipated by us.  This may increase our costs, decrease our revenues, expose us to expanded liability or require us to revise the ways in which we conduct our business.  Refer to the results of operations for the impact of these items on revenue, operating and net income for the years ended December 31, 2014 and 2013.

Management is continuing its work to evaluate the implications of these changes and to develop appropriate courses of action for the Company.  Additionally, we may be unable to take actions to mitigate any, or all, of the negative implications of these matters.

We contemplate formulating and taking actions intended to mitigate or otherwise offset some of the negative effects of reimbursement changes.  These actions may include any or all of the following:

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

Seasonality

Our Visiting Nurse segment operations located in Florida (which generated approximately 36% of that segment’s revenues in 2014) normally experience higher admissions during the first quarter and lower admissions during the third quarter than in the other quarters due to seasonal population fluctuations.

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

Medicare Episodic Revenues

Approximately 72% of our consolidated net service revenues are derived from the Medicare program.  Net service revenues are recorded under the Medicare prospective payment program (PPS) based on a 60-day episode payment rate that is subject to adjustment based on certain variables including, but not limited to: (a) changes in the base episode payments established by the Medicare program; (b) adjustments to the base episode payments for case-mix and geographic wages; (c) a low utilization payment adjustment (LUPA) if the number of visits was fewer than five; (d) a partial payment if our patient transferred to another provider or we received a patient from another provider before completing the episode; (e) a payment adjustment based upon the level of therapy services required (thresholds set at 6, 14 and 20 visits); (f) an outlier payment if our patient’s care was unusually costly (capped at 10% of total reimbursement at the agency level); (g) the number of episodes of care provided to a patient; and (h) 2% sequestration reduction for episodes ending after March 31, 2013.

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

Contingent Service Revenues

Our Healthcare Innovations segment provides strategic health management services to ACOs that have been approved to participate in the “MSSP”.  In addition to having ownership interests in a few ACO’s, we also have service agreements with ACOs that provide for sharing of MSSP payments received by the ACO, if any.  ACOs are entities that contract with Centers for Medicare and Medicaid Services (CMS) to serve the Medicare fee-for-service population with the goal of better care for individuals, improved health for populations and lower costs.  ACOs share savings with CMS to the extent that the actual costs of serving assigned beneficiaries are below certain trended benchmarks of such beneficiaries and certain quality performance measures are achieved.  The MSSP is relatively new and therefore has limited historical experience, which impacts the Company’s ability to accurately accumulate and interpret the data available for calculating an ACOs’ shared savings, if any.  MSSP payments are not recognized in revenue until persuasive evidence of an arrangement exists, services have been rendered, the payment is fixed and determinable and collectability is assured, which generally is satisfied only upon cash receipt.  Under such agreements, we recognized $1.6 million in MSSP payments for cash received during 2014 related to savings generated for the program period ended December 31, 2013, which accounted for 63% of our healthcare innovations segment revenues.  No revenue has been recognized related to MSSP payments for savings generated through December 31, 2014, if any.

Revenue Adjustments

Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation.  As a result, we may adjust previously recorded revenue amounts due to issues related to: a) medical coding, particularly with respect to Medicare, b) patient eligibility, particularly with respect to Medicaid, and c) other reasons unrelated to credit risk.  Revenue adjustments, if any, to reflect actual payment amounts for completed episodes or services provided under per visit, per hour or unit basis which differ from our estimates or audit adjustments are recorded when known and estimable.  Historically, revenue adjustments have not been significant and as such, we believe that net service revenues and accounts receivable - net reflect their net realizable value.  Changes in estimates related to prior periods (increased)decreased revenues by approximately ($320,000), $114,000, and $75,000 in the years ended December 31, 2014, 2013 and 2012, respectively.

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

Insurance Programs

We bear significant risk under our large-deductible workers’ compensation insurance program and our self-insured employee health program.  Under the workers’ compensation insurance program, we bear risk up to $250,000 per incident.  We purchase stop-loss insurance for the employee health plan that places a specific limit, generally $300,000, on our exposure for any individual covered life.

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against us by various claimants.  The claims are in various stages of processing and some may ultimately be brought to trial.  We are aware of incidents that have occurred through December 31, 2014 that may result in the assertion of additional claims.  We currently carry professional and general liability insurance coverage (on a claims made basis) for this exposure with no deductible.  We also carry D&O coverage (also on a claims made basis) for potential claims against our directors and officers, including securities actions, with deductibles ranging from $100,000 to $200,000 per claim.

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

Goodwill and Other Intangible Assets

Intangible assets are stated at fair value at the time of acquisition and goodwill represents the excess cost over the fair value of net assets acquired and liabilities assumed.  Finite lived intangible assets are amortized on a straight-line basis over the estimated useful life of the asset. Goodwill and indefinite-lived assets are not amortized.  We perform impairment tests of goodwill and indefinite lived assets as required by ASC Topic 350, Intangibles - Goodwill and Other on at least an annual basis.  An impairment analysis requires numerous subjective assumptions and estimates to determine fair value of the respective reporting units.  We estimate the fair value of the related reporting units using a combined market approach (guideline company and similar transaction method) and income approach (discounted cash flow analysis).  These models are based on our projections of future revenues and operating costs and are reconciled to our consolidated market capitalization.  Discounted cash flow models are highly reliant on various assumptions.  Significant assumptions we utilize in these models for the current year included:  projected business results and future industry direction, long-term growth factor of 3% and weighted-average cost of capital of 15%.  We use assumptions that we deem to be reasonable estimates of likely future events and compares the total fair values of each reporting unit to our overall market capitalization, and implied control premium, to determine if the fair values are reasonable compared to external market indicators.  Subsequent changes in these key assumptions could affect the results of future goodwill impairment reviews.

Important to our overall impairment conclusion was the comparison of the aggregate fair values of the reporting units to our overall market capitalization at the annual assessment date, including the implied control premium, to determine if the fair values are reasonable compared to external market indicators.  The aggregate fair value for each reporting unit did not exceed our market value as of the annual impairment testing date.  A negative control premium indicates the high degree of conservatism built into our fair value models.

Because the fair value results for each reporting unit did not indicate a potential impairment existed, we did not recognize any goodwill impairment during 2014, 2013 and 2012.  Specifically, our PC reporting unit fair value was significantly over its carrying value, while the VN reporting unit calculated fair value exceeded its carrying value by less than 10%.  A lower excess of fair value over carrying value for the VN reporting unit was expected given the significance of the SunCrest acquisition to this reporting unit.  Based on the sensitivity analysis performed on two key assumptions in the discounted cash flow model of the VN reporting unit, a negative 100 basis point change in the long-term growth factor assumption would have resulted in a fair value still above the current carrying value, while a negative 100 basis point change in the weighted-average cost of capital assumption would have resulted in a fair value slightly below the current carrying value.  A 100 basis point change in either assumption (either individually or in the aggregate) would not result in any impairment of our goodwill within the PC reporting unit.

In calculating the fair value of VN within the model, we considered our cash flow projections and weighted average cost of capital to be conservative.  Assuming no changes in the key assumptions identified and projected results, we currently anticipate the future fair value of both the VN and PC reporting units to increase over time; however, future declines in the operating results of either reporting unit could indicate a need to reevaluate the fair value of these businesses under U.S. GAAP requirements and may ultimately result in an impairment to goodwill. We will continue to monitor for any potential indicators of impairment.

Accounting for Income Taxes

We account for taxes in accordance with ASC Topic 740, Income Taxes.  As of December 31, 2014, we have net deferred tax liabilities of approximately $11.3 million.  The net deferred tax liability is composed of approximately $12.2 million of current deferred tax assets and approximately $23.5 million of long-term deferred tax liabilities.  We have provided a valuation allowance against certain deferred tax assets based upon our estimates of realizability of those assets through future taxable income.  This valuation allowance was based in large part on our history of generating operating income or losses in individual tax locales and expectations for the future.  Our ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, competitive pressures on revenues and margins and legislation and regulation at all levels of government.  Further, we have book goodwill of 108.7 million which is not deductible for tax purposes.  The remaining deductible goodwill provides an annual tax deduction approximating $8.0 million through 2026.  We have considered the above factors in reaching our conclusion that it is more likely than not that future taxable income will be sufficient to fully utilize the deferred tax assets (net of the valuation allowance) as of December 31, 2014.

RESULTS OF OPERATIONS

Year Ended December 31, 2014 Compared with Year Ended December 31, 2013

(In thousands)

	2014		2013		Change
Consolidated	Amount	% Rev	Amount	% Rev	Amount	%
Home Health Operations
Net service revenues:
Visiting Nurse	$380,788	77.2%	$263,789	73.9%	$116,999	44.4%
Personal Care	112,497	22.8%	92,927	26.1%	19,570	21.1%
	493,285	100.0%	356,716	100.0%	136,569	38.3%
Operating income before corporate expenses:
Visiting Nurse	46,224	12.1%	29,533	11.2%	16,691	56.5%
Personal Care	12,968	11.5%	11,599	12.5%	1,369	11.8%
	59,192	12.0%	41,132	11.5%	18,060	43.9%
Healthcare Innovations
Revenue	2,544		196		2,348	NM
Operating loss before noncontrolling interest	(13)	-0.5%	(482)	NM	469	NM

Corporate expenses	29,225	5.9%	21,534	6.0%	7,691	35.7%
Deal, transition and other costs	5,312	1.1%	4,323	1.2%	989	22.9%
Operating income	24,642	5.0%	14,793	4.1%	9,849	66.6%
Interest expense, net	(1,435)	-0.3%	(167)	0.0%	(1,268)	759.3%
Income tax expense	(9,511)	-1.9%	(6,020)	-1.7%	(3,491)	58.0%
Net income from continuing operations	$13,696	2.8%	$8,606	2.4%	$5,090	59.1%

Adjusted EBITDA-HHO (1)	$35,775	7.3%	$24,017	6.7%	$11,758	49.0%
Adjusted Earnings-HHO (1)	$17,100	3.5%	$11,532	3.2%	$5,568	48.3%

(1)         See page 46 for GAAP reconciliation of Adjusted EBITDA from home health operations and Adjusted earnings from home health operations.

Approximately $127.6 million of our $136.6 million year over year increase in Home Health revenue was a result of our acquisition of SunCrest.  The balance was generated from organic growth, partially offset by Medicare rate cuts in the VN segment.  Refer to VN and PC segment discussions for further operating performance details.

Healthcare Innovations revenue increased $2.3 million year over year due to the receipt in 2014 of $1.6 million for Imperium’s share of an MSSP payment, as a part of the first ever payments from CMS to ACO’s under the ACA.  Additionally, Imperium earns certain fees from ACOs that are not subject to earning an MSSP payment.  Our Healthcare Innovations segment operations broke even in 2014, while losing $0.5 million in 2013.

Corporate expenses increased by $7.7 million to $29.2 million from $21.5 million in the prior year, while declining slightly as a percentage of revenue to 5.9% from 6.0% last year.  The 2014 period includes $4.4 million of incremental home office costs associated with the SunCrest acquisition.  Additionally, 2014 included a $3.3 million provision for performance incentive programs while the prior year provision was zero.

During 2014, we consolidated several overlapping-territory Florida branches related to the SunCrest acquisition and closed SunCrest’s Nashville based home office completing the last substantial steps of our integration plan.  As a result, deal, transition and other include certain one-time lease and related abandonment charges.  Deal, transition and other in 2014 also includes a $1.0 million benefit from insurance recoveries, net of costs incurred during 2014, related to legal defense costs incurred by the Company primarily in 2011 and 2010.  The underlying cases were dismissed in 2014.

Interest expense increased $1.3 million due to borrowings on our line of credit in conjunction with the SunCrest acquisition.

Our effective tax rate 2014 was 41.0% compared to 41.9% for 2013.  The lower income tax rate in 2013 occurred primarily due to the Work Opportunity Tax Credit (WOTC) not being extended for 2012 until 2013 which resulted in our 2013 effective tax rate including the WOTC benefit for 2 years (2013 and 2012).

Visiting Nurse Segment-Years Ended December 31, 2014 and 2013

Approximately 94% of the VN segment revenues were generated from the Medicare program while the balance was generated from Medicaid and private insurance programs.  In addition to our focus on operating income from the Visiting Nurse segment, we also measure this segment’s performance in terms of admissions, episodes, visits, patient months of care, revenue per episode and visits per episode. (In thousands, except statistical information)

	2014		2013		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$380,788	100.0%	$263,789	100.0%	$116,999	44.4%
Cost of service revenues	186,836	49.1%	127,695	48.4%	59,141	46.3%
Gross margin	193,952	50.9%	136,094	51.6%	57,858	42.5%
General and administrative expenses:
Salaries and benefits	107,791	28.3%	79,367	30.1%	28,424	35.8%
Other	39,937	10.5%	27,194	10.3%	12,743	46.9%
Total general and administrative expenses	147,728	38.8%	106,561	40.4%	41,167	38.6%
Operating income before corporate expenses	$46,224	12.1%	$29,533	11.2%	$16,691	56.5%

Average number of locations	167		111		56	50.5%

All payors:
Patients Months	319,430		214,279		105,151	49.1%
Admissions	98,634		64,304		34,330	53.4%
Billable Visits	2,507,067		1,759,864		747,203	42.5%

Medicare:
Admissions (1)	87,650	89%	58,441	91%	29,209	50.0%
Revenue (in thousands)	$357,144	94%	$254,012	96%	$103,132	40.6%
Revenue per admission	$4,075		$4,346		$(272)	-6.3%
Billable visits (1)	2,259,896	90%	1,668,346	95%	591,550	35.5%
Recertifications	47,875		33,597		14,278	42.5%
Payor mix % of Admissions
Traditional Medicare Episodic	84.0%		91.9%		-7.9%
Replacement Plans Paid Episodically	3.4%		2.6%		0.8%
Replacement Plans Paid Per Visit	12.6%		5.5%		7.1%

Non-Medicare:
Admissions (1)	10,984	11%	5,863	9%	5,121	87.3%
Revenue (in thousands)	$23,644	6%	$9,777	4%	$13,867	141.8%
Revenue per admission	$2,153		$1,668		$485	29.1%
Billable visits (1)	247,171	11%	91,518	5%	155,653	170.1%
Recertifications	1,865		1,230		635	51.6%
Payor mix % of Admissions
Medicaid & other governmental	23.3%		24.1%		-0.8%
Private payors	76.7%		75.9%		0.8%

(1)  Percentages pertain to percentage of total admissions or total billable visits, as applicable.

Visiting Nurse segment net service revenues increased primarily due to the SunCrest acquisition which increased net service revenues by $111.3 million.  The SunCrest acquisition increased operating income before corporate expenses by $15.6 million.

Substantially all of the changes in cost of service revenues and general and administrative expenses were due to the SunCrest acquisition.

Excluding the effects of the SunCrest acquisition, operating income before corporate expenses improved $1.0 million as volume growth and cost improvements more than offset the impact of Medicare rate cuts which reduced revenue and operating income by $4.2 million.  Medicare rate cuts were comprised of a 1.15% 2014 rate cut on episodes ending after December 31, 2013 and a 2.0% Medicare sequestration cut effective for episodes ended after March 2013.

Salaries and wages 2014 included approximately $0.5 million of costs associated with employee pay increases in effect for the last five months of the year.

Personal Care Segment-Years Ended December 31, 2014 and 2013

Approximately 79% of the PC segment revenues were generated from Medicaid and other government programs while the balance is generated from insurance programs and private pay patients.  (In thousands, except statistical information)

	2014		2013		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$112,497	100.0%	$92,927	100.0%	$19,570	21.1%
Cost of service revenues	76,864	68.3%	62,621	67.4%	14,243	22.7%
Gross margin	35,633	31.7%	30,306	32.6%	5,327	17.6%
General and administrative expenses:
Salaries and benefits	14,255	12.7%	12,294	13.2%	1,961	16.0%
Other	8,410	7.5%	6,413	6.9%	1,997	31.1%
Total general and administrative expenses	22,665	20.1%	18,707	20.1%	3,958	21.2%
Operating income before corporate expenses	$12,968	11.5%	$11,599	12.5%	$1,369	11.8%

Average number of locations	61		61		—	0.0%

Admissions	6,458		4,723		1,735	36.7%
Patient months of care	89,880		80,045		9,835	12.3%
Billable hours	5,304,089		4,682,590		621,499	13.3%
Revenue per billable hour	$21.21		$19.85		$1.36	6.9%

Net service revenues increased $19.6 million, or 21.1%, to $112.5 million in 2014 from $92.9 million in 2013, primarily due to the SunCrest acquisition which increased revenues by $16.2 million, with the remainder due to organic volume growth.  Cost of service revenues as a percentage of net service revenues increased slightly to 68.3% in 2014 from 67.4% in 2013, primarily due to changes in business mix partially due to the SunCrest acquisition.

Total general and administrative expenses as a percent of net service revenues was unchanged at 20.1% in 2014 and 2013.

As a result, PC segment operating income before corporate expenses increased to $13.0 million from $11.6 million in 2013, while operating income before corporate expenses as a percentage of revenue decreased 1.0%.

Year Ended December 31, 2013 Compared with Year Ended December 31, 2012

(in thousands)

	2013		2012		Change
Consolidated	Amount	% Rev	Amount	% Rev	Amount	%
Home Health Operations
Net service revenues:
Visiting Nurse	$263,789	73.9%	$251,645	73.9%	$12,144	4.8%
Personal Care	92,927	26.1%	88,975	26.1%	3,952	4.4%
	356,716	100.0%	340,620	100.0%	16,096	4.7%
Operating income before corporate expenses:
Visiting Nurse	29,533	11.2%	37,104	14.7%	(7,571)	-20.4%
Personal Care	11,599	12.5%	11,758	13.2%	(159)	-1.4%
	41,132	11.5%	48,862	14.3%	(7,730)	-15.8%
Healthcare Innovations
Revenue	196		—		196	0.0%
Operating loss before noncontrolling interest	(482)	NM	—		(482)	0.0%

Corporate expenses	21,534	6.0%	20,321	6.0%	1,213	6.0%
Deal, transition and other costs	4,323	1.2%	588	0.2%	3,735	635.2%
Operating income	14,793	4.1%	27,953	8.2%	(13,160)	-47.1%
Interest expense, net	(167)	0.0%	(104)	0.0%	(63)	60.6%
Income tax expense	(6,020)	-1.7%	(11,047)	-3.2%	5,027	-45.5%
Net income from continuing operations	$8,606	2.4%	$16,802	4.9%	$(8,196)	-48.8%

Adjusted EBITDA-HHO(1)	$24,017	6.7%	$32,566	9.6%	$(8,549)	-26.3%
Adjusted Earnings-HHO(1)	$11,532	3.2%	$17,152	5.0%	$(5,620)	-32.8%

(1)  See page 46 for GAAP reconciliation of Adjusted EBITDA from Home Health operations and Adjusted earnings from Home Health operations.

The year over year increase in revenue was primarily driven by growth in our VN and PC segments (both acquired and organic), which was partially offset by Medicare rate cuts and a business shift in our VN segment.  Refer to segment discussions for further detail.

Healthcare Innovations revenue and operating loss was the result of our investment in Imperium in October of 2013 and the operating costs in excess of revenue subsequent to acquisition.

Deal, transition and other costs increased $3.7 million primarily related to the acquisition of Omni Home Health Holdings, Inc. (“SunCrest Acquisition”) on December 6, 2013 with the remainder due to the acquisition of Indiana HomeCare Network (“IHCN Acquisition”) on July 19, 2013.

Corporate expenses as a percent of revenue was unchanged at 6.0% in 2013 and 2012.

Interest expense increased $0.1 million due to borrowings on our line of credit in conjunction with closing the SunCrest Acquisition.

The effective tax rate was approximately 41.9% for 2013, which increased slightly from the 39.2% in 2012, primarily due to increased deal and transaction cost that do not result in the establishment of a deferred tax asset

Visiting Nurse Segment-Years Ended December 31, 2013 and 2012

Approximately 96% of the VN segment revenues were generated from the Medicare program while the balance was generated from Medicaid and private insurance programs.  (In thousands, except statistical information)

	2013		2012		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$263,789	100.0%	$251,645	100.0%	$12,144	4.8%
Cost of service revenues	127,695	48.4%	117,014	46.5%	10,681	9.1%
Gross margin	136,094	51.6%	134,631	53.5%	1,463	1.1%
General and administrative expenses:
Salaries and benefits	79,367	30.1%	73,325	29.1%	6,042	8.2%
Other	27,194	10.3%	24,202	9.6%	2,992	12.4%
Total general and administrative expenses	106,561	40.4%	97,527	38.8%	9,034	9.3%
Operating income before corporate expenses	$29,533	11.2%	$37,104	14.7%	$(7,571)	-20.4%

Average number of locations	111		104		7	6.7%

All payors:
Patients Months	214,279		201,679		12,600	6.2%
Admissions	64,304		61,516		2,788	4.5%
Billable Visits	1,759,864		1,620,133		139,731	8.6%

Medicare:
Admissions (1)	58,441	91%	55,885	91%	2,556	4.6%
Revenue (in thousands)	$254,012	96%	$243,673	97%	$10,339	4.2%
Revenue per admission	$4,346		$4,360		$(14)	-0.3%
Billable visits (1)	1,668,346	95%	1,534,709	95%	133,637	8.7%
Recertifications	33,597		30,948		2,649	8.6%
Payor mix % of Admissions
Traditional Medicare Episodic	91.9%		93.7%		-1.8%
Replacement Plans Paid Episodically	2.6%		3.2%		-0.6%
Replacement Plans Paid Per Visit	5.5%		3.1%		2.4%

Non-Medicare:
Admissions (1)	5,863	9%	5,631	9%	232	4.1%
Revenue (in thousands)	$9,777	4%	$7,972	3%	$1,805	22.6%
Revenue per admission	$1,668		$1,416		$252	17.8%
Billable visits (1)	91,518	5%	85,424	6%	6,094	7.1%
Recertifications	1,230		1,836		(606)	-33.0%
Payor mix % of Admissions
Medicaid & other governmental	24.1%		31.3%		-7.2%
Private payors	75.9%		68.7%		7.2%

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

Cost of service revenues grew 9.1% primarily due to acquired and organic volume growth which lead to a 8.6% increase in visits and to a lesser degree an increase in cost per visit of 0.5%.  General and administrative expenses — Salaries and benefits increased approximately $6.0 million primarily due to the acquired and organic volume increases reflected in the growth in patient months and to a lesser degree an increase in cost per patient month of about 1.9%.

General and administrative expenses — Other increased $1.6 million due to acquired operations with the balance due primarily due to an increase in the provision for uncollectible commercial accounts related to increased levels of non-episodic revenues and increased Medicare ADR and RAC audit related denials under appeal.

As a result, VN segment operating income before corporate expenses declined $7.6 million to $29.5 million from $37.1 million in 2012, while operating income before corporate expenses as a percent of revenues decreased by 3.5% to 11.2% in 2013 from 14.7% in 2012.  In summary, the 3.5% drop in operating margins is primarily comprised of 1.8% in Medicare rate cuts and approximately 1.6% increase in labor costs.

Personal Care Segment-Years Ended December 31, 2013 and 2012

Approximately 81% of the PC segment revenues were generated from Medicaid and other government programs while the balance is generated from insurance programs and private pay patients.  (In thousands, except statistical information)

	2013		2012		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$92,927	100.0%	$88,975	100.0%	$3,952	4.4%
Cost of service revenues	62,621	67.4%	59,662	67.1%	2,959	5.0%
Gross margin	30,306	32.6%	29,313	32.9%	993	3.4%
General and administrative expenses:
Salaries and benefits	12,294	13.2%	12,046	13.5%	248	2.1%
Other	6,413	6.9%	5,509	6.2%	904	16.4%
Total general and administrative expenses	18,707	20.1%	17,555	19.7%	1,152	6.6%
Operating income before corporate expenses	$11,599	12.5%	$11,758	13.2%	$(159)	-1.4%

Average number of locations	61		61		—	0.0%

Admissions	4,723		4,813		(90)	-1.9%
Patient months of care	80,045		79,104		941	1.2%
Billable hours	4,682,590		4,370,705		311,885	7.1%
Revenue per billable hour	$19.85		$20.36		$(0.51)	-2.5%

Net service revenues increased $4.0 million, or 4.4%, to $93.0 million in 2013 from $89.0 million in 2012, primarily due to a 7.1% increase in billable hours due to organic growth and to a lesser degree the SunCrest acquisition which increased revenues by $1.0 million, both of which were partially offset by mix changes.  Cost of service revenues as a percent of revenue increased slightly to 67.4% in 2013 from 67.1% in 2012.

Total general and administrative expenses as a percent of net service revenue increased to 20.1% in 2013 from 19.7% in 2012, primarily due to $0.7 million higher bad debt provision in 2013.

As a result, PC segment operating income before corporate expenses decreased to $11.6 million from $11.8 million in 2012, while operating income before corporate expenses as percentage of revenue decreased 1.4%.

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

Revolving Credit Facility

On February 12, 2015, we entered into a new five-year $175 million revolving credit facility (the “New Facility”).  J.P. Morgan Securities LLC acted as lead bookrunner and arranger, while Bank of America, N.A. acted as joint lead arranger under the New Facility which replaced the Company’s previous $125 million credit facility (the “Old Facility”).  The new Facility includes an accordion feature which permits expansion up to $250 million.  Borrowings, other than letters of credit, under the credit facility generally will bear interest at a rate varying from LIBOR rate plus 1.75% to LIBOR rate plus 3.00%, depending on leverage.  The New Facility is secured by substantially all of the Company’s assets and the stock of its subsidiaries.

Borrowings under the New Facility are subject to various covenants including a multiple of 3.5 times earnings before interest, taxes, depreciation and amortization (“EBITDA”). “EBITDA” may include “Acquired EBITDA” from pro-forma acquisitions as defined. Borrowings under the New Facility may be used for general corporate purposes, including acquisitions.  Application of the New Facility’s borrowing formula as of December 31, 2014, would have permitted $80.0 million to be used.  We had irrevocable letters of credit totaling $7.5 million outstanding in connection with our self-insurance programs, which resulted in a total of $72.5 million being available for use at December 31, 2014.  As of December 31, 2014, we were in compliance with the various financial covenants.  Under the most restrictive of its covenants, we were required to maintain minimum net worth of at least $163.5 million at December 31, 2014.  At such date, our net worth was approximately $229.6 million.

At December 31, 2014, the Old Facility consisted of a $125 million credit line with a maturity date of December 2, 2015.  Borrowings (other than letters of credit) under the credit facility were at either the bank’s prime rate plus a margin (ranging from 1.25% to 2.25%, currently 1.25%) or LIBOR plus a margin (ranging from 2.25% to 3.25%, currently 2.25%).  The margin for prime rate or LIBOR borrowings was determined by the Company’s leverage.  Borrowings under the Old Facility were secured by a first priority perfected security interest in all tangible and intangible assets of the Company, and all existing and future direct and indirect subsidiaries of the Company, as guarantors.  The effective interest rates on our borrowings were 2.7% and 5.0% for 2014 and 2013, respectively.

We believe the New Facility will be sufficient to fund our operating needs for at least the next year.  We will continue to evaluate additional capital, including possible debt and equity investments in the Company, to support a more rapid development of the business than would be possible with internal funds.

Cash Flows

Key elements to the Consolidated Statements of Cash Flows were as follows for the years ended December 31 (in thousands):

Net Change in Cash and Cash Equivalents	2014	2013	2012
Provided by (used in):
Operating activities	$6,662	$19,546	$16,336
Investing activities	(2,201)	(90,967)	(2,963)
Financing activities	(10,146)	55,209	(21,581)
Discontinued operations	325	2,338	635
Net decrease in cash and cash equivalents	$(5,360)	$(13,874)	$(7,573)

2014 Compared to 2013

Net cash provided by operating activities resulted primarily from current period net income of $13.5 million, plus certain non-cash items, which was partially offset by a net cash outflow related to the acquired SunCrest business.  Conversion of SunCrest payroll, payment of other liabilities in excess of acquired cash and payment of SunCrest transition and severance related costs reduced cash flow from operating activities by $11.6 million.  In addition, SunCrest clinical system conversions, transition of billing and collection activities from the SunCrest home office to our Louisville home office at the end of third quarter and some non-SunCrest payer specific conversions to managed care combined to increase accounts receivable by $10.8 million.  Conversely, tax benefits related to the SunCrest acquisition increased operating cash flow by $7.8 million.  Cash from operating activities for 2014 was also reduced due to payment delays related to the conversion to managed care payers with longer payment cycles in certain same store PC segment markets.

The cash used in investing activities was primarily due to an April 2014 acquisition and capital expenditures.

The cash used in financing activities was primarily related to a $9.6 million payment on the line of credit drawn in connection with the SunCrest acquisition.

2013 Compared to 2012

Net cash provided by operating activities resulted primarily from current period net income of $8.0 million plus certain non-cash items, net of changes in accounts receivable, accounts payable and accrued expenses.  The increase from 2013 is primarily due to accounts receivable days revenues outstanding which decreased to 46 at December 31, 2014 from 53 at December 31, 2012 due primarily to removing processing delays experienced in the prior year in addition to adjusting to changes related to the MA Shift.

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

Factors which may affect future acquisition decisions include, but are not limited to, the quality and potential profitability of the business under consideration, potential regulatory limitations and our profitability and ability to finance the transaction.  See Part II, Item 8, Notes 12 and 14 to the accompanying Notes to Consolidated Financial Statements for details regarding these acquisitions.

2015 Acquisitions

On February 24, 2015 Almost Family signed a definitive agreement to acquire the stock of WillCare.  WillCare, based in Buffalo NY, reported $72 million in revenue in 2014 with VN and PC branch locations in New York (11), Connecticut (3) and Ohio (1).  The purchase price is expected to be between $46 and $53 million based on changes in earnings and working capital between execution of the definitive agreement and the expected close sometime in the second half of FY2015 subject to New York approval.  The transaction will be funded by borrowings under the Company’s bank credit facility.

On January 29, 2015, we acquired a noncontrolling interest in a development stage analytics and software company, NavHealth, Inc. (NavHealth).  The investment is an asset of our Health Innovations segment.

2014 Acquisitions

During 2014, we completed a small acquisition using cash on hand to expand existing VN segment operations.

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

Contractual Obligations

The following table provides information about the payment dates of our contractual obligations at December 31, 2014, excluding current liabilities except for the current portion of long-term debt and additional consideration related to acquisitions (in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total
Revolving credit facility	$—	$—	$—	$—	$—	$46,447	$46,447
Capital lease obligations	52	16	—	—	—	—	68
Notes payable	—	—	—	—	1,500	—	1,500
Operating leases	6,841	4,230	2,464	1,080	304	18	14,937
Total	$6,893	$4,246	$2,464	$1,080	$1,804	$46,465	$62,952

Letters of Credit

We have outstanding letters of credit totaling $7.5 million at December 31, 2014, which benefit our third-party insurer/administrators for our self-insurance programs.  The amount of such insurance program letters of credit is subject to negotiation annually upon renewal and may vary in the future based upon such negotiation, our historical claims experience and expected future claims.  It is reasonable to expect that the amount of the letter of credit will increase in the future, however, we are unable to predict to what degree.

We currently have no contingent obligations related to acquisition agreements other than those related to the closure of the Willcare acquisition in 2015.

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

Non-GAAP Financial Measures

The information provided in this Annual Report use certain non-GAAP financial measures as defined under SEC rules.  In accordance with SEC rules, the Company has provided, in the supplemental information and the footnotes to the tables, a reconciliation of those measures to the most directly comparable GAAP measures.

Adjusted Earnings from Home Health Operations

Adjusted earnings from home health operations (Adjusted Earnings-HHO) is not a measure of financial performance under accounting principles generally accepted in the United States of America (US GAAP). It should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating, investing or financing activities, or any other measure calculated in accordance with generally accepted accounting principles. We believe the use of non-GAAP measures on a consolidated and business segment basis assists investors in understanding the ongoing operating performance by presenting comparable financial results between periods. The non-GAAP information provided is used by us and may not be determined in a manner consistent with the methodologies used by other companies.

	Year Ended December 31,
(in thousands)	2014	2013	2012
Net income attributable to Almost Family, Inc.	$13,763	$8,226	$17,284

Addbacks:
Deal, transition and other, net of tax	3,160	2,572	350
Loss on discontinued operations, net of tax	172	558	(482)
Adjusted earnings	17,095	11,356	17,152
Healthcare Innovations operating loss after NCI, net of tax	5	176	—
Adjusted Earnings-HHO	$17,100	$11,532	$17,152

Per share amounts-basic:
Average shares outstanding	9,333	9,279	9,285

Net income attributable to Almost Family, Inc.	$1.47	$0.89	$1.86

Addbacks:
Deal, transition and other, net of tax	0.34	0.28	0.05
Loss on discontinued operations, net of tax	0.02	0.05	(0.04)
Adjusted earnings	1.83	1.22	1.85
Healthcare Innovations operating loss after NCI, net of tax	0.00	0.02	—
Adjusted Earnings-HHO	$1.83	$1.24	$1.85

Per share amounts-diluted:
Average shares outstanding	9,462	9,374	9,324

Net income attributable to Almost Family, Inc.	1.45	$0.88	$1.85

Addbacks:
Deal, transition and other, net of tax	0.34	0.27	0.04
Loss on discontinued operations, net of tax	0.02	0.06	(0.05)
Adjusted earnings	1.81	1.21	1.84
Healthcare Innovations operating loss after NCI, net of tax	0.00	0.02	—
Adjusted Earnings-HHO	$1.81	$1.23	$1.84

Adjusted EBITDA from Home Health Operations

Adjusted earnings before interest, income tax, depreciation, amortization, amortization of stock-based compensation, Healthcare Innovations operating loss and deal, transition and other from Home Health Operations (Adjusted EBITDA-HHO) is not a measure of financial performance under U.S. GAAP.  It should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating, investing or financing activities, or any other measure calculated in accordance with generally accepted accounting principles.  The items excluded from Adjusted EBITDA-HHO are significant components in understanding and evaluating financial performance and liquidity.  Management routinely calculates and communicates Adjusted EBITDA-HHO and believes that it is useful to investors because it is commonly used as an analytical indicator within our industry to evaluate performance, measure leverage capacity and debt service ability, and to estimate current or prospective enterprise value. Adjusted EBITDA is used in certain covenants contained in our Credit Facility.

The following table sets forth a reconciliation of net income to Adjusted EBITDA-HHO as of December 31 (in thousands):

	2014	2013	2012
Net income from continuing operations	$13,696	$8,606	$16,802
Add back:
Interest expense, net	1,435	167	104
Income tax expense	9,511	6,020	11,047
Depreciation and amortization	4,103	2,862	2,552
Amortization of stock-based compensation	1,814	1,465	1,473
Deal, transition and other costs	5,312	4,323	588
Adjusted EBITDA	35,871	23,443	32,566
Healthcare Innovations, net of items above	(96)	574	—
Adjusted EBITDA-HHO	$35,775	$24,017	$32,566

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Derivative Instruments

We do not use derivative instruments.

Market Risk of Financial Instruments

Our primary market risk exposure with regard to financial instruments is to changes in interest rates.

At December 31, 2014, a hypothetical 100 basis point increase in short-term interest rates would result in a reduction of approximately $464,000 in our annual pre-tax earnings.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Net service revenues	$495,829	$356,912	$340,620
Cost of service revenues (excluding depreciation and amortization)	263,994	190,548	176,683
Gross margin	231,835	166,364	163,937
General and administrative expenses:
Salaries and benefits	141,359	102,498	95,975
Other	60,522	44,750	39,421
Deal, transition and other non-recurring costs	5,312	4,323	588
Total general and administrative expenses	207,193	151,571	135,984
Operating income	24,642	14,793	27,953
Interest expense, net	(1,435)	(167)	(104)
Income before income taxes	23,207	14,626	27,849
Income tax expense	(9,511)	(6,020)	(11,047)
Net income from continuing operations	13,696	8,606	16,802

Discontinued operations:
(Loss) gain from operations, net of tax of ($121), $882, and $108	(172)	(729)	482
Gain on sale, net of tax of $973	—	171	—
(Loss) gain on discontinued operations	(172)	(558)	482

Net income	13,524	8,048	17,284
Net loss attributable to noncontrolling interest	239	178	—
Net income attributable to Almost Family, Inc.	$13,763	$8,226	$17,284

Per share amounts-basic:
Average shares outstanding	9,333	9,279	9,285
Income from continued operations attributable to Almost Family, Inc.	$1.49	$0.95	$1.81
Discontinued operations	(0.02)	(0.06)	0.05
Net income attributable to Almost Family, Inc.	$1.47	$0.89	$1.86

Per share amounts-diluted:
Average shares outstanding	9,462	9,374	9,324
Income from continued operations attributable to Almost Family, Inc.	$1.47	$0.94	$1.80
Discontinued operations	(0.02)	(0.06)	0.05
Net income attributable to Almost Family, Inc.	$1.45	$0.88	$1.85

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	As of December 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,886	$12,246
Accounts receivable - net	74,894	59,902
Prepaid expenses and other current assets	10,420	9,854
Deferred tax assets	12,230	12,224
TOTAL CURRENT ASSETS	104,430	94,226
PROPERTY AND EQUIPMENT - NET	5,575	8,120
GOODWILL	192,523	192,489
OTHER INTANGIBLE ASSETS	54,402	53,174
OTHER ASSETS	558	775
TOTAL ASSETS	$357,488	$348,784

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,257	$12,057
Accrued other liabilities	42,326	42,496
Current portion - notes payable and capital leases	51	702
TOTAL CURRENT LIABILITIES	51,634	55,255

LONG-TERM LIABILITIES:
Revolving credit facility	46,447	56,000
Deferred tax liabilities	23,510	18,004
Other liabilities	2,705	1,815
TOTAL LONG-TERM LIABILITIES	72,662	75,819
TOTAL LIABILITIES	124,296	131,074

NONCONTROLLING INTEREST - REDEEMABLE - HEALTHCARE INNOVATIONS	3,639	3,639

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.05; authorized 2,000 shares; none issued or outstanding	—	—
Common stock, par value $0.10; authorized 25,000; 9,574 and 9,500 issued and outstanding	957	950
Treasury stock, at cost, 94 and 92 shares	(2,392)	(2,340)
Additional paid-in capital	105,862	103,858
Noncontrolling interest - nonredeemable	(420)	(186)
Retained earnings	125,546	111,789
TOTAL STOCKHOLDERS’ EQUITY	229,553	214,071
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$357,488	$348,784

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Treasury Stock		Additional Paid-in	Retained	Non- controlling Interest - Non-	Total Stockholders’	Non- controlling Interest -
	Shares	Amount	Shares	Amount	Capital	Earnings	redeemable	Equity	Redeemable
Balance, December 31, 2011	9,381	$938	(13)	$(431)	$100,678	$105,112	$—	$206,297	$—
Options exercised, net of shares surrendered or withheld	11	1	—	—	69	—	—	70	—
Share awards and related compensation	29	3	(78)	(1,889)	1,471	—	—	(415)	—
Special dividend	—	—	—	—	—	(18,648)	—	(18,648)	—
Tax loss from stock-based compensation	—	—	—	—	(273)	—	—	(273)	—
Net income	—	—	—	—	—	17,284	—	17,284	—
Balance, December 31, 2012	9,421	$942	(91)	$(2,320)	$101,945	$103,748	$—	$204,315	$—
Stock award maturities, net of shares surrendered or withheld	1	1	(1)	(20)	17	—	—	(2)	—
Share awards and related compensation	52	5	—	—	1,460	—	—	1,465	—
Tax loss from stock-based compensation			—	—	(62)	—	—	(62)	—
Stock provided in acquisitions	26	2	—	—	498	—	—	500	—
Acquired noncontrolling interest	—	—	—	—		—	(193)	(193)	3,639
Net loss noncontrolling interests - redeemable	—	—	—	—	—	—	—	—	(185)
Noncontrolling interests - redeemable fair value accretion	—	—	—	—	—	(185)	—	(185)	185
Net loss noncontrolling interests - nonredeemable	—	—	—	—	—	—	7	7	—
Net income attributable to Almost Family, Inc.	—	—	—	—	—	8,226	—	8,226	—
Balance, December 31, 2013	9,500	$950	(92)	$(2,340)	$103,858	$111,789	$(186)	$214,071	$3,639
Stock award maturities, net of shares surrendered or withheld	14	1	(2)	(52)	156	—	—	105	—
Share awards and related compensation	60	6	—	—	1,808	—	—	1,814	—
Tax gain from stock-based compensation	—	—	—	—	40	—	—	40	—
Net loss noncontrolling interests - redeemable	—	—	—	—	—	—	—	—	(6)
Noncontrolling interests - redeemable fair value accretion	—	—	—	—	—	(6)	—	(6)	6
Net loss noncontrolling interests - nonredeemable	—	—	—	—	—	—	(234)	(234)	—
Net income attributable to Almost Family, Inc.	—	—	—	—	—	13,763	—	13,763	—
Balance, December 31, 2014	9,574	$957	(94)	$(2,392)	$105,862	$125,546	$(420)	$229,553	$3,639

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$13,524	$8,048	$17,284
(Loss) gain on discontinued operations, net of tax	(172)	(558)	482
Net income from continuing operations	13,696	8,606	16,802

Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	4,103	2,862	2,552
Provision for uncollectible accounts	9,413	5,378	2,761
Stock-based compensation	1,814	1,465	1,473
Deferred income taxes	5,500	2,099	3,753
	34,526	20,410	27,341
Change in certain net assets and liabilities, net of the effects of acquisitions:
(Increase) decrease in:
Accounts receivable	(24,824)	(4,440)	(8,708)
Prepaid expenses and other current assets	(824)	4,229	(1,129)
Other assets	215	235	228
Accounts payable and accrued expenses	(2,431)	(888)	(1,705)
Net cash provided by operating activities	6,662	19,546	16,027

Cash flows from investing activities:
Capital expenditures	(1,232)	(2,502)	(2,427)
Acquisitions, net of cash acquired	(969)	(88,465)	(536)
Net cash used in investing activities	(2,201)	(90,967)	(2,963)

Cash flows from financing activities:
Credit facility (repayments) borrowings	(9,553)	56,000	—
Proceeds from stock option exercises	156	11	70
Purchase of common stock in connection with share awards	(52)	(20)	(1,889)
Tax impact of share awards	40	(62)	—
Payment of special dividend	(35)	—	(18,562)
Principal payments on notes payable and capital leases	(702)	(720)	(1,200)
Net cash (used in) provided by financing activities	(10,146)	55,209	(21,581)

Cash flows from discontinued operations:
Operating activities	323	(742)	1,004
Investing activities	2	3,080	(60)
Net cash from discontinued operations	325	2,338	944

Net change in cash and cash equivalents	(5,360)	(13,874)	(7,573)
Cash and cash equivalents at beginning of period	12,246	26,120	33,693
Cash and cash equivalents at end of period	$6,886	$12,246	$26,120

Supplemental disclosures of cash flow information:
Cash payment of interest, net of amounts capitalized	$1,264	$97	$104
Cash payment of taxes	$1,953	$6,084	$8,352

Summary of non-cash investing and financing activities:
Acquisitions funded by notes payable	$—	$1,500	$—
Acquisitions funded by stock	$—	$500	$—
Dividends declared, not paid	$—	$—	$86

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated all dollar and share amounts are in thousands)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation and Description Of Business

The consolidated financial statements include the accounts of Almost Family, Inc. (a Delaware corporation) and its wholly-owned subsidiaries (collectively “Almost Family” or the “Company”). The Company is a leading, regionally focused provider of home health services and has service locations in Florida, Tennessee, Ohio, Kentucky, Connecticut, New Jersey, Massachusetts, Indiana, Illinois, Pennsylvania, Georgia, Missouri, Mississippi and Alabama (in order of revenue significance).

The Company was incorporated in Delaware in 1985.  Through a predecessor that merged into the Company in 1991, the Company has been providing health care services, primarily home health care, since 1976.  All material intercompany transactions and accounts have been eliminated in consolidation.

On December 6, 2013, the Company completed the acquisition of Omni Home Health Holdings, Inc. (“SunCrest”).  Branded principally under the SunCrest name, its subsidiaries owned and operated 66 Medicare-certified home health agencies and 9 private duty agencies in Florida, Tennessee, Georgia, Pennsylvania, Kentucky, Illinois, Indiana, Mississippi and Alabama.  On October 4, 2013, the Company acquired a controlling interest in Imperium Health Management, LLC (“Imperium”), a development-stage enterprise that provides strategic health management services to Accountable Care Organizations (“ACO’s”).  On July 17, 2013, the Company acquired the assets of the Medicare-certified home health agencies owned by Indiana Home Care Network (“IHCN”).  The acquisitions are more fully described in Note 12, “Acquisitions”. The results of operations for SunCrest and IHCN are principally reported within the Company’s Visiting Nurse reportable segment, while Imperium results are currently included the Company’s Healthcare Innovations segment.  The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (US GAAP).  All intercompany balances and transactions have been eliminated.

New Accounting Pronouncements

The Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), during the second quarter of 2014.  Topic 606 affects virtually all aspects of an entity’s revenue recognition, including determining the measurement of revenue and the timing of when it is recognized for the transfer of goods or services to customers.  Topic 606 is effective for annual reporting periods beginning after December 15, 2016.  The Company is currently evaluating the effect of the adoption of Topic 606 on its financial position and results of operations.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Uninsured deposits at December 31, 2014 and 2013 were approximately $4,183 and $9,449, respectively.  These amounts have been deposited with national financial institutions.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives (generally two to ten years for medical and office equipment and three years for internally developed software).  Leasehold improvements are depreciated over the terms of the respective leases (generally three to ten years).  Such costs are periodically reviewed for recoverability when impairment indicators are present.  Such indicators include, among other factors, operating losses, unused capacity, market value declines and technological obsolescence.  Recorded values of asset groups of property, plant and equipment that are not expected to be recovered through undiscounted future net cash flows are written down to current fair value, which generally is determined from estimated discounted future net cash flows (assets held for use) or net realizable value (assets held for sale).

Goodwill and Other Intangible Assets

Goodwill and indefinite lived intangible assets acquired are stated at fair value at the date of acquisition.  Subsequent to acquisition, the Company conducts annual reviews for impairment, or more frequently if circumstances indicate impairment may have occurred.  The Company reviews goodwill for impairment based on its identified reporting units, which are the same as its reportable segments.  The Company tests goodwill for impairment by comparing the carrying value to the estimated fair value of its reporting units, determined using a combination of the market approach (guideline company and similar transaction method) and income approach (discounted cash flow analysis).  The Company annually tests its indefinite-lived intangible assets, principally trade names, certificates of need, provider numbers and licenses.  Specifically trade names are tested using a “relief-from-royalty” valuation method compared to the carrying value.  Significant assumptions inherent in the valuation methodologies for goodwill and other intangibles are employed and include, but are not limited to, such estimates as future projected business results, growth rates, legislated changes in payment rates, weighted-average cost of capital for a market participant, royalty and discount rates.  The Company has completed its most recent annual impairment tests as of December 31, 2014 and determined that no impairment existed.

Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, such as the cost of non-compete agreements for which their estimated useful life is usually 3 years, beginning after the earn-out period, if any.

The following table summarizes the activity related to the Company’s goodwill and other intangible assets:

		Other Intangible Assets
	Goodwill	Certificates of Need and Licenses	Trade Names	Non-compete Agreements	Total
December 31, 2012 balance	$133,471	$9,391	$10,421	$155	$19,967
Acquisitions	60,475	28,930	4,370	—	33,300
Disposals	(1,457)	—	—	—	—
Amortization	—	—	(10)	(83)	(93)
December 31, 2013 balance	$192,489	$38,321	$14,781	$72	$53,174
Acquisitions	—	1,290	—	—	1,290
Changes	34	—	—	—	—
Amortization	—	—	(10)	(52)	(62)
December 31, 2014 balance	$192,523	$39,611	$14,771	$20	$54,402

Additions were due to acquisitions (Note 12) and disposals were due to asset dispositions (Note 11).

The following table summarizes the Company’s goodwill and other intangible assets by segment:

		Other Intangible Assets
	Goodwill	Certificates of Need and Licenses	Trade Names	Non-compete Agreements	Total
Visiting Nurse	$147,368	$37,541	$11,401	$23	$48,965
Personal Care	37,571	780	3,380	49	4,209
Healthcare Innovations	7,550	—	—	—	—
December 31, 2013 balance	$192,489	$38,321	$14,781	$72	$53,174

Visiting Nurse	$147,368	$38,831	$11,391	$10	$50,232
Personal Care	37,571	780	3,380	10	4,170
Healthcare Innovations	7,584	—	—	—	—
December 31, 2014 balance	$192,523	$39,611	$14,771	$20	$54,402

Capitalization Policies

Maintenance, repairs and minor replacements are charged to expense as incurred.  Major renovations and replacements are capitalized to appropriate property and equipment accounts.  Upon sale or retirement of property, the cost and related accumulated depreciation are eliminated from the accounts and the related gain or loss is recognized in the consolidated statement of income.

The Company capitalizes the cost of internally developed computer software for the Company’s own use.  Software development costs of approximately $327, $647 and $968 were capitalized in the years ended December 31, 2014, 2013 and 2012, respectively.

Insurance Programs

The Company bears significant risk under its large-deductible workers’ compensation insurance program and its self-insured employee health program.  Under the workers’ compensation insurance program, the Company bears risk up to $250 per incident, after which stop-loss coverage is maintained.  The Company purchases stop-loss insurance for the employee health plan that places a specific limit, generally $300, on its exposure for any individual covered life.

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against the Company by various claimants.  The claims are in various stages of processing and some may ultimately be brought to trial.  The Company currently carries professional and general liability insurance coverage (on a claims made basis) for this exposure with no deductible.  The Company also carries D&O coverage (also on a claims made basis) for potential claims against the Company’s directors and officers, including securities actions, with deductibles ranging from $100 to $200 per claim.

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

Seasonality

The Company’s VN segment operations located in Florida (which generated approximately 36% of that segment’s revenues in 2014) normally experience higher admissions during the first quarter and lower admissions during the third quarter than in the other quarters due to seasonal population fluctuations.

Net Service Revenues

The Company is paid for its services primarily by federal and state third-party reimbursement programs, commercial insurance companies, and patients. Revenues are recorded at established rates in the period during which the services are rendered.  Appropriate allowances to give recognition to third party payment arrangements are recorded when the services are rendered.

Approximately 72% of the Company’s consolidated net service revenues are derived from the Medicare program.  Net service revenues are recorded under the Medicare prospective payment program (PPS) based on a 60-day episode payment rate that is subject to adjustment based on certain variables including, but not limited to: (a) changes in the base episode payments established by the Medicare program; (b) adjustments to the base episode payments for case-mix and geographic wages; (c) a low utilization payment adjustment (LUPA) if the number of visits was fewer than five; (d) a partial payment if a patient is transferred to another provider or if a patient is received from another provider before completing the episode; (e) a payment adjustment based upon the level of therapy services required (thresholds set at 6, 14 and 20 visits); (f) an outlier payment if the patient’s care was unusually costly (capped at 10% of total reimbursement); (g) the number of episodes of care provided to a patient; and (h) a 2% reduction for sequestration.

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

Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation.  It is common for issues to arise related to: 1) medical coding, particularly with respect to Medicare, 2) patient eligibility, particularly related to Medicaid, and 3) other reasons unrelated to credit risk, all of which may result in adjustments to recorded revenue amounts.  The Company continuously evaluates the potential for revenue adjustments and when appropriate provides allowances for losses based upon the best available information.  There is at least a reasonable possibility that recorded estimates could change by material amounts in the near term.  Changes in estimates related to prior periods (increased) decreased revenues by approximately ($320), $114, and $75 in the years ended December 31, 2014, 2013 and 2012, respectively.

Revenue and Receivable Concentrations

The following table sets forth the percent of the Company’s revenues generated from Medicare, state Medicaid programs and other payors for the year ended December 31:

	2014	2013	2012
Medicare	72.4%	71.2%	71.7%
Medicaid & other government programs:
Ohio	8.8%	11.7%	11.9%
Connecticut	5.5%	7.1%	6.6%
Tennessee	2.5%	0.2%	0.0%
Kentucky	1.8%	2.3%	2.7%
Florida	0.6%	0.7%	0.5%
Others	0.4%	0.5%	0.3%
Subtotal	19.6%	22.5%	22.0%
All other payors	8.0%	6.3%	6.3%
Total	100.0%	100.0%	100.0%

Concentrations in the Company’s accounts receivable were as follows as of December 31:

	2014		2013
	Amount	Percent	Amount	Percent
Medicare	$46,634	55.7%	$42,823	56.7%
Medicaid & other government programs:
Ohio	9,239	11.0%	5,925	7.8%
Connecticut	3,982	4.8%	4,884	6.5%
Kentucky	3,686	4.4%	2,536	3.4%
Tennessee	5,617	6.7%	4,099	5.4%
Others	2,835	3.4%	1,968	2.6%
Subtotal	25,359	30.3%	19,412	25.7%
All other payors	11,781	14.1%	13,253	17.6%
Subtotal	83,774	100.0%	75,488	100.0%
Allowances	(8,880)		(15,586)
Total	$74,894		$59,902

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

Payor Mix Concentrations and Related Aging of Accounts Receivable

The approximate breakdown by payor classification as a percent of total accounts receivable, net of contractual allowances, if any, at December 31, 2014 and 2013 is set forth in the following tables:

	2014
Payor	0-90	91-180	181-365	>1 yr.	Total
Medicare	36%	13%	9%	0%	58%
Medicaid & Government	19%	6%	3%	1%	29%
Self Pay	1%	0%	1%	0%	2%
Insurance	6%	3%	2%	0%	11%
Total	62%	22%	15%	1%	100%

	2013
Payor	0-90	91-180	181-365	>1 yr.	Total
Medicare	30%	12%	5%	3%	50%
Medicaid & Government	18%	4%	4%	7%	33%
Self Pay	4%	1%	1%	1%	7%
Insurance	4%	1%	2%	3%	10%
Total	56%	18%	12%	14%	100%

Variations between years are largely attributable to the SunCrest acquisition.

Allowance for Uncollectible Accounts by Payor Mix and Related Aging

The Company records an estimated allowance for uncollectible accounts by applying estimated bad debt percentages to its accounts receivable aging.  The percentages to be applied by payor type are based on the Company’s historical collection and loss experience.  The Company’s effective allowances for uncollectible accounts as a percent of accounts receivable were as follows at December 31, 2014 and 2013:

	2014
Payor	0-90	91-180	181-365	>1 yr.	>2 yrs.
Medicare	0%	0%	8%	75%	100%
Medicaid & Government	1%	8%	31%	66%	100%
Self Pay	1%	12%	51%	74%	100%
Insurance	5%	22%	46%	83%	100%
Total	1%	6%	23%	74%	100%

	2013
Payor	0-90	91-180	181-365	>1 yr.	>2 yrs.
Medicare	0%	1%	9%	100%	100%
Medicaid & Government	2%	16%	49%	92%	100%
Self Pay	5%	36%	80%	87%	100%
Insurance	5%	22%	38%	87%	100%
Total	1%	8%	33%	92%	100%

Variations between years are largely attributable to the SunCrest acquisition.

The Company’s allowance for uncollectible accounts at December 31, 2014 and 2013 was approximately $8,880 and $15,586, respectively.  The increase is primarily due to the SunCrest acquisition.

Contingent Service Revenues

The Company, through its Imperium acquisition, provides strategic health management services to ACOs that have been approved to participate in the Medicare Shared Savings Program (“MSSP”).  While the Company did not have ownership interests in ACO’s at December 31, 2014, it had service agreements with ACOs that provide for sharing of MSSPs received by the ACO, if any.

ACOs are entities that contract with CMS to serve the Medicare fee-for-service population with the goal of better care for individuals, improved health for populations and lower costs.  ACOs share savings with CMS to the extent that the actual costs of serving assigned beneficiaries are below certain trended benchmarks of such beneficiaries and certain quality performance measures are achieved.  The MSSP is relatively new and therefore has limited historical experience, which impacts the Company’s ability to accurately accumulate and interpret the data available for calculating an ACOs’ shared savings, if any.  MSSP payments are not recognized in revenue until persuasive evidence of an agreement exists, services have been rendered, the payment is fixed and determinable and collectability is insured, which is generally satisfied upon cash receipt.  Under such agreements, the Company recognized $1.6 million in MSSP payments for cash received during 2014 related to savings generated for the program period ended December 31, 2013, which is included in the Company’s Healthcare Innovations segment revenues.  The Company has yet to recognize MSSP payments, if any, for savings generated through December 31, 2014.

Weighted Average Shares

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

	2014	2013	2012
Basic weighted average outstanding shares	9,333	9,279	9,285
Dilutive effect of outstanding compensation awards	129	95	39
Diluted weighted average outstanding shares	9,462	9,374	9,324

The assumed conversions to common stock of 94, 195, and 218 of the Company’s outstanding stock options were excluded from the diluted EPS computation in 2014, 2013, and 2012, respectively, because these items, on an individual basis, have an anti-dilutive effect on diluted EPS.

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

Financial Statement Reclassifications

Certain prior period amounts and data have been reclassified in the financial statements and related notes in order to conform to the 2014 presentation.  Such reclassifications had no effect on previously reported net income.  In connection with the SunCrest acquisition, the consolidated balance sheet at December 31, 2013 has been recast to include retrospective purchase accounting adjustments. These adjustments were retrospectively applied to the December 6, 2013 acquisition date balance sheet. These adjustments pertain to measurement period adjustments during the year ended December 31, 2014, which coincides with the one year anniversary date of the acquisition, based on the valuation of assets acquired and liabilities assumed in the SunCrest acquisition. The effect on the consolidated balance sheet at December 31, 2014 is included in Note 12 to the consolidated financial statements.

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

Advertising Costs

The Company expenses the costs of advertising as incurred.  Advertising expense was $306, $326 and $316 for the years ended December 31, 2014, 2013, and 2012, respectively.

NOTE 2 - ACCRUED LIABILITIES

Accrued liabilities consist of the following as of December 31:

	2014	2013
Wages and employee benefits	$20,084	$20,755
Insurance accruals	14,217	11,602
Accrued taxes	563	1,046
Kentucky Medicaid cost report payable	1,360	3,170
Accrued professional fees and other	6,102	5,923
	$42,326	$42,496

NOTE 3 - PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consist of the following as of December 31:

	2014	2013
Leasehold improvements	$1,367	$1,448
Medical equipment	937	1,671
Computer equipment	9,607	14,594
Internally developed software	3,807	1,404
Office and other equipment	4,502	5,071
Vehicles	449	387
	20,669	24,575
Less accumulated depreciation	(15,094)	(16,455)
	$5,575	$8,120

Depreciation and amortization expense related to property, plant and equipment is recorded in general and administrative expenses - other and was $3,850, $2,594 and $2,315 for the years ended December 31, 2014, 2013 and 2012, respectively.

NOTE 4 - REVOLVING CREDIT FACILITY

On February 12, 2015, the Company entered into a new five-year $175 million revolving credit facility (the “New Facility”) which replaces the prior revolving credit facility.  J.P. Morgan Securities LLC acted as lead bookrunner and arranger, while Bank of America, N.A. acted as joint lead arranger under the New Facility which replaced the Company’s previous $125 million credit facility (the “Old Facility”).  The New Facility includes an accordion feature which permits expansion up to $250 million.  Borrowings, other than letters of credit, under the credit facility generally will bear interest at a rate varying from LIBOR rate plus 1.75% to LIBOR rate plus 3.00%, depending on leverage.  The New Facility is secured by substantially all of the Company’s assets and the stock of its subsidiaries.

Borrowings under the New Facility are subject to various covenants including a multiple of 3.5 times earnings before interest, taxes, depreciation and amortization (“EBITDA”). EBITDA may include “Acquired EBITDA” from pro-forma acquisitions as defined. Borrowings under the New Facility may be used for general corporate purposes, including acquisitions.  Application of the New Facility’s borrowing formula as of December 31, 2014, would have permitted $80.0 million to be used.  We had irrevocable letters of credit totaling $7.5 million outstanding in connection with our self-insurance programs, which resulted in a total of $72.5 million being available for use at December 31, 2014.  As of December 31, 2014, we were in compliance with the various financial covenants.  Under the most restrictive of its covenants, we were required to maintain minimum net worth of at least $163.5 million at December 31, 2014.  At such date, our net worth was approximately $229.6 million.

At December 31, 2014, the Old Facility consisted of a $125 million credit line with a maturity date of December 2, 2015.  Borrowings (other than letters of credit) under the credit facility were at either the bank’s prime rate plus a margin (ranging from 1.25% to 2.25%, currently 1.25%) or LIBOR plus a margin (ranging from 2.25% to 3.25%, currently 2.25%).  The margin for prime rate or LIBOR borrowings was determined by the Company’s leverage.  Borrowings under the Old Facility were secured by a first priority perfected security interest in all tangible and intangible assets of the Company, and all existing and future direct and indirect subsidiaries of the Company, as guarantors.  The effective interest rates on our borrowings were 2.7% and 5.0% for 2014 and 2013, respectively.

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

As of December 31, 2014, the Company does not have any assets or liabilities carried at fair value that are measured on a recurring basis.

NOTE 6 - INCOME TAXES

The provision for income taxes consists of the following as of December 31:

	2014	2013	2012
Federal - current	$2,829	$3,557	$6,113
State and local - current	1,182	364	1,181
Deferred	5,500	2,099	3,753
	$9,511	$6,020	$11,047

A reconciliation of the statutory to the effective rate of the Company is as follows as of December 31:

	2014	2013	2012
Tax provision using statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of Federal benefit	4.7%	5.7%	4.1%
Valuation allowance	1.0%	-0.6%	-0.6%
Noncontrolling interest related	0.4%	0.5%	0.0%
Other, net	-0.1%	1.3%	0.7%
Tax provision for continuing operations	41.0%	41.9%	39.2%

The Company has provided a valuation allowance against certain net deferred tax assets based upon management’s estimation of realizability of those assets through future taxable income.  This valuation allowance was based in large part on the Company’s history of generating operating income or losses in individual tax locales and expectations for the future.  The Company’s ability to generate the expected amounts of taxable income from future operations to realize its recorded net deferred tax assets is dependent upon general economic conditions, competitive pressures on revenues and margins and legislation and regulation at all levels of government.  There can be no assurances that the Company will meet its expectations of future taxable income.  However, management has considered the above factors in reaching its conclusion that it is more likely than not that future taxable income will be sufficient to realize the deferred tax assets (net of valuation allowance) as of December 31, 2014.

During 2014, the valuation allowance increased by $0.2 million due to a change in expected realizability of deferred tax assets.

The principal tax carry-forwards and temporary differences were as follows as of December 31:

	2014	2013
Deferred tax assets
Non-deductible reserves and allowances	$9,853	$10,760
Insurance accruals	3,174	2,408
Net operating loss carryforwards	1,484	1,160
	14,511	14,328
Valuation allowance	(1,746)	(1,521)
Deferred tax assets	12,765	12,807

Deferred tax liabilities
Goodwill & intangibles	(23,038)	(17,093)
Accelerated depreciation	(1,007)	(1,494)
Deferred tax liabilities	(24,045)	(18,587)
Net deferred tax liabilities	$(11,280)	$(5,780)

Deferred tax (liabilities) assets are reflected in the accompanying balance sheet as:
Current assets	12,230	12,224
Long-term liabilities	(23,510)	(18,004)
Net deferred tax liabilities	$(11,280)	$(5,780)

The Company had book goodwill of $108.7 million and $109.0 million at December 31, 2014 and 2013, respectively, which was not deductible for tax purposes.

State operating loss carryforwards totaling $29.8 million at December 31, 2014 are being carried forward in jurisdictions where the Company is permitted to use tax losses from prior periods to reduce future taxable income.  If not used to offset future taxable income, these losses will expire between 2015 and 2034.  Due to uncertainty regarding the Company’s ability to use some of the carryforwards, a valuation allowance has been established on $25.9 million of state net operating loss carryforwards.  Based on the Company’s historical record of producing taxable income and expectations for the future, the Company has concluded that future operating income will be sufficient to give rise to taxable income sufficient to utilize the remaining state net operating loss carryforwards.

US GAAP prescribes a recognition threshold and measurement attribute for the accounting and financial statement disclosure of tax positions taken or expected to be taken in a tax return.  The evaluation of a tax position is a two-step process.  The first step requires the Company to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position.  The second step requires the Company to recognize in the financial statements each tax position that meets the more likely than not criteria, measured at the amount of benefit that has a greater than 50% likelihood of being realized.  The Company’s unrecognized tax benefits would affect the tax rate, if recognized.  The Company includes the full amount of unrecognized tax benefits in other noncurrent liabilities in the consolidated balance sheets.  The Company anticipates it is reasonably possible an increase or decrease in the amount of unrecognized tax benefits could be made in the next twelve months.  However, the Company does not presently anticipate that any increase or decrease in unrecognized tax benefits will be material to the consolidated financial statements.  During the year ended December 31, 2014, changes in unrecognized tax benefits were as follows.

Balance at December 31, 2013	$—
Increases related to positions taken on items from prior years	—
Decreases related to positions taken on items from prior years	—
Increases related to positions taken in the current year	1,186
Lapse of statute of limitations	—
Settlement of uncertain tax positions with tax authorities	—
Balance at December 31, 2014	$1,186

For federal tax purposes, the Company is currently subject to examinations for tax years after 2010, while for state purposes, tax years after 2007 are subject to examination, depending on the specific state rules and regulations.  The Internal Revenue Service completed an examination of the December 31, 2011 tax year and is currently conducting an examination of Omni Home Health Holdings, Inc.’s federal tax returns for the year ended December 31, 2012 and the period ended December 6, 2013.

The Company may from time to time be assessed interest and penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to its financial results.  Assessments for interest and/or penalties are classified in the financial statements as general and administrative - other.

NOTE 7 - STOCKHOLDERS’ EQUITY

Employee Stock Incentive Plans

The Company has a 2000 Employee Stock Option Plan which initially provided for options to purchase up to 1,000 shares of the Company’s common stock to key employees, officers and directors.  The Board of Directors determines the amount and terms of the options, which cannot exceed ten years.  At December 31, 2014, options for 103 shares were outstanding under this plan.  There are no shares available for future grant.

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

The 2007 Stock and Incentive Compensation Plan provided for stock awards up to 500 shares of the Company’s common stock to employees, non-employee directors or independent contractors, with a maximum number of full value restricted share awards up to 200.  As of December 31, 2014, options for 245 shares were outstanding under this plan, while 162 restricted shares had been awarded.  There are no shares available for future grant.

The 2013 Stock and Incentive Compensation Plan provides for stock awards up to 700 shares of the Company’s common stock to employees, non-employee directors or independent contractors, with a maximum number of full value restricted share awards up to 200.  As of December 31, 2014, options for 78 shares had been granted and were outstanding under this plan, while 86 restricted shares had been awarded.  There are 536 shares available for future grant.

Changes in award shares outstanding are summarized as follows:

	Restricted shares		Options
	Shares	Wtd. Avg. Grant Price	Shares	Wtd. Avg. Ex. Price	Aggregate Intrinsic Value
December 31, 2011	71	$37.85	292	$25.15	$1,110
Granted	29	24.16	63	24.16	302
Vested or Exercised	(44)	37.61	(11)	6.49	(247)
Forfeited	(6)	28.55	(3)	(20.19)	(147)
December 31, 2012	50	$31.35	341	$25.62	1,136
Granted	58	20.29	68	20.71	560
Vested or Exercised	(8)	19.57	(2)	12.29	(33)
Forfeited	—	—	(24)	(30.29)	(1,422)
December 31, 2013	100	$24.12	383	$24.52	1,697
Granted	61	23.27	70	24.28	327
Vested or Exercised	(39)	27.35	(13)	2.87	(339)
Forfeited	—	—	(13)	(24.57)	(696)
December 31, 2014	122	$22.68	427	$24.89	1,734

Aggregate intrinsic value represents the estimated value of the Company’s common stock at the end of the period in excess of the weighted average exercise price multiplied by the number of options outstanding or exercisable.

The following table summarizes information about stock options at December 31, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Shares	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Exercise Price
$0.00-20.00	116	2.51	$19.41	106	2.25	$19.40
$20.01-30.00	214	7.60	$22.91	80	5.38	$22.62
Over $30.00	97	4.68	$35.88	87	4.68	$35.80
	427	5.55	$24.89	273	3.95	$25.59

The following table details exercisable options and related information for the year ended December 31:

	2014	2013	2012
Exercisable at end of year	273	259	240
Weighted average price	$25.59	$24.89	$24.33

Weighted average fair value of options granted during the year	$11.61	$9.59	$10.92

The following table details unvested options for the year ended December 31, 2014:

	Shares	Wtd. Avg. Ex. Price
December 31, 2013	124	$23.77
Vested	38	25.08
Granted	70	24.28
Forfeited	(2)	(25.75)
December 31, 2014	154	$23.65

The fair value of each option award is estimated on the date of grant using the Monte Carlo option valuation model with suboptimal exercise behavior. The Monte Carlo model places greater emphasis on market evidence and predicts more realistic results because it considers open form information including volatility, employee exercise behaviors and turnover.  Stock options have a contractual term of 10 years.  The following assumptions were used in determining the fair value of option awards for 2014:

Grant date	Equivalent interest rate	Equivalent volatility	Implied expected lives
March 17, 2014	2.68%	40.00%	8.32

Expected volatility is based on an analysis that looks at the unbiased standard deviation of the Company’s common stock over the option term as well as implied volatilities of all long-term exchange traded options for the Company. The expected life of the options represents the period of time that the Company expects the options granted to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant of the option for the expected term of the instrument.  A 0% dividend yield was assumed as no dividend payout over the term of the award is expected.

As of December 31, 2014, there was $2,238 of total unrecognized compensation cost, after estimated forfeitures, related to unvested share-based compensation granted under the plans.  That cost is expected to be recognized over a weighted-average period of 2.48 years.  The total fair value of option shares vested during the 2014 and 2013 was $370 and $375, respectively.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“2009 ESPP”) which, if implemented, could provide employees of the Company and its subsidiaries with an opportunity to participate in the growth of the Company and to further align the interest of the employees with the interests of the Company through the purchase of shares of the Company’s Common Stock.  Under the 2009 ESPP, 300 shares of the Company’s Common Stock have been authorized for issuance.  As of December 31, 2014, all 300 shares remain available for issuance.

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

NOTE 8 - RETIREMENT PLAN

The Company administers a 401(k) defined contribution retirement plan for the benefit of the majority of its employees.  Employees may participate in the plan immediately upon employment.  The Company matches contributions in an amount equal to one-quarter of the first 5% of each participant’s contribution to the plan after completion of one year of service with the Company.  401(k) assets are held by an independent trustee, are not assets of the Company, and accordingly are not reflected in the Company’s balance sheets.  The Company’s retirement plan expense was approximately $910, $550 and $509 for the years ended December 31, 2014, 2013, and 2012, respectively.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain real estate, office space, and equipment under non-cancelable operating leases expiring at various dates through 2019 and which contain various renewal and escalation clauses.  Rent expense amounted to approximately $12,846, $8,619 and $8,656 for years ended December 31, 2014, 2013 and 2012, respectively. At December 31, 2014, minimum rental payments under these leases were as follows:

2015	$6,841
2016	4,230
2017	2,464
2018	1,080
2019	304
Thereafter	18
Total	$14,937

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

NOTE 10 - SEGMENT DATA

At December 31, 2014, the Company has two divisions, Home Health Care and Healthcare Innovations.  The Home Health Care division is comprised of two reportable segments, Visiting Nurses Services (VN or Visiting Nurse) and Personal Care Services (PC or Personal Care).  Healthcare Innovations is also a reportable segment.  The Company has updated its business segment reporting at December 31, 2014, in light of changes in how management has organized the business by services provided to customers and the resulting changes in how the chief operating decision maker manages the business and allocates resources, consistent with the criteria in ASC 280, Segment Reporting.  Under the new segment structure, the Company has moved the results of Imperium, an acquisition the Company completed in 2013, from Unallocated into a new reportable segment, Healthcare Innovations.  The Company has also moved its behavioral health business from the VN segment to the PC segment.  Within PC, patient length of stays are much longer, often exceeding a year, which better aligns the types of services offered to behavioral health customers.

Consistent with information given to the chief operating decision maker, the Company does not allocate certain corporate expenses to the reportable segments.  These expenses are included in Unallocated below.  The Company evaluates the performance of its business segments based on operating income.  Intercompany and intersegment transactions have been eliminated.  Segment information within the consolidated financial statements have been recast for all periods presented to conform with the new segment reporting structure.

The Company’s VN segment provides skilled medical services in patients’ homes largely to enable recipients to reduce or avoid periods of hospitalization and/or nursing home care.  VN Medicare revenues are generated on a per episode basis rather than a fee per visit or day of care.  Approximately 94% of the VN segment revenues are generated from the Medicare program, while the balance is generated from Medicaid and private insurance programs.

The Company’s PC segment services are also provided in patients’ homes.  These services (generally provided by paraprofessional staff such as home health aides) are generally of a custodial rather than skilled nature.  PC revenues are generated on an hourly basis.  Approximately 79% of the PC segment revenues are generated from Medicaid and other government programs, while the balance is generated from insurance programs and private pay patients.

The Company’s Healthcare Innovations business segment was created to house and separately report on our developmental activities outside the traditional home health business platform.  These activities are intended ultimately, whether directly or indirectly, to benefit the Company’s patients and payers through the enhanced provision of home health services.  The activities all share a common goal of improving patient experiences and quality outcomes while lowering costs.  They include, but are not limited to, items such as: technology, information, population health management, risk-sharing, care coordination and transitions, clinical advancements, enhanced patient engagement and informed clinical decision.

	Year Ended December 31,
	2014	2013	2012
Net service revenues
Home Health
Visiting Nurse	$380,788	$263,789	$251,645
Personal Care	112,497	92,927	88,975
Healthcare Innovations	2,544	196	—
	$495,829	$356,912	$340,620
Operating income
Home Health
Visiting Nurse	$46,224	$29,533	$37,104
Personal Care	12,968	11,599	11,758
Healthcare Innovations	(13)	(482)	—
Unallocated	(34,537)	(25,857)	(20,909)
	$24,642	$14,793	$27,953
Identifiable assets
Home Health
Visiting Nurse	$259,521	$257,315
Personal Care	67,238	56,885
Healthcare Innovations	9,287	9,642
Unallocated	21,442	24,942
	$357,488	$348,784
Identifiable liabilities
Home Health
Visiting Nurse	$28,180	$34,973
Personal Care	19,498	5,520
Healthcare Innovations	180	645
Unallocated	76,438	89,936
	$124,296	$131,074
Noncontrolling Interest - Redeemable
Healthcare Innovations	$3,639	$3,639

Capital expenditures
Home Health
Visiting Nurse	$465	$764	$680
Personal Care	149	267	648
Unallocated	618	1,471	1,099
	$1,232	$2,502	$2,427
Depreciation and amortization
Home Health
Visiting Nurse	$1,250	$1,004	$1,004
Personal Care	271	224	156
Unallocated	2,582	1,634	1,392
	$4,103	$2,862	$2,552

NOTE 11 — DISCONTINUED OPERATIONS

The Company follows the guidance in Accounting Standards Codification (ASC) 205-20, Discontinued Operations and, when appropriate, reclassifies operating units closed, sold or held for sale out of continuing operations and into discontinued operations for all periods presented.  In the first quarter of 2014, the Company’s VN segment exited a market in the Northeast through the closure of a branch location.  In conjunction with the SunCrest acquisition in 2013, the Company acquired some operations which had been discontinued prior to acquisition.  In 2013, the Company completed the sale of two Alabama locations, which operated in the VN segment.  The operations and gain on sale related to the Alabama operations were reclassified from continuing operations into discontinued operations for all periods presented.  The operations and any related gain on sale for these operations were reclassified from continuing operations into discontinued operations for all periods presented.  The effective tax rate for discontinued operations is high in 2013 due primarily to the impact of writing off non-deductible goodwill in addition to providing a valuation allowance for Alabama net operating loss carryforwards.  Unless otherwise noted, amounts in these Notes to Consolidated Financial Statements exclude amounts attributable to discontinued operations.

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

Goodwill recognized from the acquisitions primarily relates to expected contributions of each entity to the overall corporate strategy in addition to synergies and acquired workforce, which are not separable from goodwill.  Goodwill and other intangible assets generated in asset purchase transactions are expected to be amortizable for tax purposes on a straight-line basis over 15 years, unless otherwise noted.  Goodwill and other intangible assets generated in stock purchase transactions are not amortizable, unless otherwise noted.  The purchase price allocations for 2013 acquisitions are final.

During 2014, we completed a small acquisition using cash on hand to expand existing VN segment operations.

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

	Final Purchase Price Allocation	Preliminary Purchase Price Allocation	Change
Accounts Receivable	$11,330	$16,237	$(4,907)
Property, plant & equipment	2,254	2,276	(22)
Other assets	2,497	2,933	(436)
Deferred tax assets	5,720	—	5,720
Goodwill	43,748	44,096	(348)
Other intangibles	31,750	33,390	(1,640)
Assets acquired	97,299	98,932	(1,633)
Liabilities assumed	(20,742)	(22,375)	1,633
Net assets acquired	$76,557	$76,557	$—

Amortizable goodwill and intangibles acquired in the SunCrest acquisition are expected to provide an annual tax deduction approximating $4.3 million through 2025.

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

During 2012, the Company completed two small acquisitions to expand existing VN and PC segment operations.

NOTE 13 - QUARTERLY FINANCIAL DATA— (UNAUDITED)

Summarized quarterly financial data are as follows for the years ended December 31:

	2014				2013
	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31
Net service revenues	$124,756	$125,540	$125,193	$120,340	$96,588	$88,471	$86,400	$85,453
Gross margin	58,366	59,019	59,636	54,813	45,006	41,096	40,254	40,008
Income from continuing operations attributable to Almost Family, Inc.	4,747	3,820	4,025	1,343	578	2,315	2,581	3,310
Discontinued operations	1	(39)	(64)	(70)	(250)	(186)	(59)	(63)
Net income attributable to Almost Family, Inc.	$4,748	$3,781	$3,961	$1,273	$328	$2,129	$2,522	$3,247

Average shares outstanding
Basic	9,352	9,347	9,338	9,293	9,308	9,302	9,270	9,254
Diluted	9,474	9,443	9,431	9,426	9,401	9,348	9,348	9,338

Net income attributable to Almost Family, Inc. per share
Basic	$0.50	$0.40	$0.42	$0.14	$0.03	$0.23	$0.27	$0.35
Diluted	$0.49	$0.40	$0.42	$0.14	$0.02	$0.23	$0.27	$0.35

NOTE 14 - SUBSEQUENT EVENTS

Management has evaluated all events and transactions that occurred after December 31, 2014.  The following non-recognized subsequent events were noted:

On February 24, 2015 the Company signed a definitive agreement to acquire the stock of WillCare.  WillCare, based in Buffalo NY, reported $72 million in revenue in 2014 with VN and PC branch locations in New York (11), Connecticut (3) and Ohio (1).  The purchase price is expected to be between $46 and $53 million based on changes in earnings and working capital between execution of the definitive agreement and the expected close sometime in the second half of FY2015 subject to New York approval.  The transaction will be funded by borrowings under the Company’s bank credit facility.

On January 29, 2015, the Company entered into an agreement to invest up to $2 million for a noncontrolling interest in a development stage data analytics software company, NavHealth, Inc.  The cost basis investment is an asset of our Health Innovations segment.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Almost Family, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Almost Family, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Almost Family, Inc. and Subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Almost Family, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Louisville, Kentucky

February 27, 2015

Management’s Report on Internal Control over Financial Reporting

The consolidated financial statements appearing in this Annual Report have been prepared by management that is responsible for their preparation, integrity and fair presentation. The statements have been prepared in accordance with U.S. generally accepted accounting principles, which requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Principal Financial Officer (PFO), we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO).  Based on that evaluation, our management concluded our internal control over financial reporting was effective based on the criteria described above as of December 31, 2014.

Ernst & Young LLP, an independent registered public accounting firm, has audited and reported on the consolidated financial statements of Almost Family, Inc. and on the effectiveness of our internal control over financial reporting. The reports of Ernst & Young LLP are contained in this Annual Report.

/s/ William B. Yarmuth	/s/ C. Steven Guenthner
William B. Yarmuth	C. Steven Guenthner
Chairman and Chief Executive Officer	President & Principal Financial Officer

Date: February 27, 2015	February 27, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Almost Family, Inc. and Subsidiaries

We have audited Almost Family, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Almost Family, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Almost Family, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Almost Family Inc. and Subsidiaries as of December 31, 2014 and 2013 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014 of Almost Family, Inc. and Subsidiaries and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Louisville, Kentucky

February 27, 2015

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures — As of December 31, 2014, the Company’s management, with participation of the Company’s Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e).  Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014.

Internal Control — Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report that provides management’s assessment of our internal control over financial reporting as part of this Annual Report on Form 10-K for the year ended December 31, 2014.  Management’s report is included in Item 8 of this report under the caption entitled “Management’s Report on Internal Control Over Financial Reporting,” and is incorporated herein by reference.  Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting.  This attestation report is included in item 8 of this report under the caption entitled “Report of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting - There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2014, that have materially affected, or are reasonably likely to materially affect, Almost Family, Inc.’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is set forth in the Registrant’s definitive proxy statement to be filed with the Commission no later than 120 days after December 31, 2014, except for the information regarding executive officers of the Company.  The information required by this Item contained in such definitive proxy statement is incorporated herein by reference.

The following table sets forth certain information with respect to the Company’s executive officers.

Name	Age	Position with the Company
William B. Yarmuth (1)	62	Chairman of the Board and Chief Executive Officer
C. Steven Guenthner (2)	54	President and Principal Financial Officer
P. Todd Lyles (3)	53	Senior Vice President — Administration
Daniel J. Schwartz (4)	48	Senior Vice President and Chief Operating Officer
Rajneesh Kaushal (5)	54	Senior Vice President and Chief Clinical Officer
Jeffrey T. Reibel (6)	43	Vice President and Chief Accounting Officer

Executive officers of the Company are elected by the Board of Directors and serve at the pleasure of the Board of Directors with the exception of William B. Yarmuth who has an employment agreement with the Company.  There are no family relationships between any director or executive officer.

(1)                                 William B. Yarmuth has been a director of the Company since 1991, when the Company acquired National Health Industries (“National”), where Mr. Yarmuth was Chairman, President and Chief Executive Officer.  After the acquisition, Mr. Yarmuth became the President and Chief Operating Officer of the Company.  Mr. Yarmuth became Chairman and CEO in 1992, and also served as President until the appointment of Steve Guenthner as President in 2012.  He was Chairman of the Board, President and Chief Executive Officer of National from 1981 to 1991.

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

(4)                                 Daniel J. Schwartz joined the Company as Senior Vice President - Operations in April 2013 , becoming Senior Vice President and Chief Operating Officer in December 2013.  Mr. Schwartz’s healthcare operations management experience includes previously serving as Chief Operating Officer of Addus Healthcare, Inc. from January 2011 until November 2012; owner of New Paradigm Senior Services, LLC from April 2010 until January 2011; and Senior Vice President — North American Operations for Sunrise Senior Living, Inc. from 2006 until April 2010.  Mr. Schwartz served Sunrise Senior Living, Inc. a total of 15 years.  Mr. Schwartz also served as chief operating officer of New Perspective Senior Living from November 2012 until joining the Company.

(5)                                 Rajneesh Kaushal joined the company as Senior Vice President in October 2011 and now also serves as Chief Clinical Officer. Prior to joining the Company, Mr. Kaushal had served as Executive Vice President and Chief Clinical Officer for AccentCare, a national home health care company, which merged with Guardian Home Care Holdings (Guardian) in December of 2010.  Mr. Kaushal joined Guardian in 2006 and his experience also includes hospital and post-acute care geriatrics.

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

Equity Compensation Plans

As of December 31, 2014, shares of common stock authorized for issuance under our equity compensation plans are summarized in the following table.  See note 7 to the consolidated financial statements for a description of the plans.  The table below is furnished pursuant to item 12.

Plan Category	Shares to be Issued Upon Exercise	Weighted Average Option Exercise Price	Shares Available for Future Grants

Plans approved by shareholders	426,551	$24.89	536,100
Plans not approved by shareholders	—	—	—
Total	426,551	$24.89	536,100

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

			Page Number
(a)	The following items are filed as part of this report:

	1.	Index to Consolidated Financial Statements

		Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012	48
		Consolidated Balance Sheets as of December 31, 2014 and 2013	49
		Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012	50
		Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012	51
		Notes to Consolidated Financial Statements	52
		Report of Independent Registered Public Accounting Firm	69

	2.	Index to Financial Statement Schedule

		Schedule II — Valuation and Qualifying Accounts	79

	All other Schedules have been omitted because they are either not required, not applicable or, the information has otherwise been supplied in the financial statements or notes thereto.

(b)	Exhibits required to be filed by Item 601 of Regulation S-K are set forth below:

Number	Description of Exhibit

2.1*

Share Purchase Agreement dated as of February 24, 2015 by and among Almost Family, Inc, National Health Industries, Inc., Bracor, Inc. and Bracor’s shareholders, Summer Street Capital II, L.P., Summer Street Capital NYS Fund II, L.P., David W. Brason, Todd W. Brason and David W. Brason Multi-Generational Irrevocable Trust.  (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Almost Family hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission.)

2.2*

Stock Purchase Agreement dated as of February 24, 2015 by and among Almost Family, Inc, National Health Industries, Inc., and Bracor, Inc.  (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Almost Family hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission.)

3.1

Certificate of Incorporation, as amended, of the Registrant (incorporated by reference to Exhibit No. 3.1 of the Registrant’s Annual Report on Form 10-K for the year ended March 31, 1997 and Exhibit 3.1 of the Registrant’s Quarterly Report Form 10-Q for the quarter ended September 30, 2008)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K as filed on June 8, 2012)

4.1	Other Debt Instruments — copies of other debt instruments for which the total debt is less than 10% of assets will be furnished to the Commission upon request.

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

Schwartz (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013).

10.13

Credit Agreement, dated as of February 12, 2015 among Almost Family, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent and Bank of America, N.A., as Syndication Agent.  (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed February 18, 2015).

10.14*

Second Amendment to Credit Agreement dated as of December 6, 2013 by and among Almost Family, Inc. and JPMorgan Chase Bank, N.A., for itself and as Administrative Agent under the Credit Agreement dated as of December 2, 2010.

10.15*

Letter Agreement dated as of December 10, 2012 by and among Almost Family, Inc. and JPMorgan Chase Bank, N.A., for itself and as Administrative Agent under the Credit Agreement dated as of December 2, 2010.

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

101

Financial statements from the annual report on Form 10-K of Almost Family, Inc. for the year ended December 31, 2014, filed on February 27, 2015, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders’ Equity, and (v) the Notes to Consolidated Financial Statements.

*Denotes filed herein.

+Denotes compensatory plan or management contract.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALMOST FAMILY, INC.

By:	/s/ William B. Yarmuth	February 27, 2015
William B. Yarmuth
Chairman, Chief Executive Officer

By:	/s/ C. Steven Guenthner	February 27, 2015
C. Steven Guenthner
President and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ William B. Yarmuth	Director, Chief Executive Officer	February 27, 2015
	William B. Yarmuth	(principal executive officer)

By:	/s/ C. Steven Guenthner	President and Principal Financial Officer	February 27, 2015
C. Steven Guenthner

By:	/s/ Jeffrey T. Reibel	Vice President of Finance and Chief Accounting Officer	February 27, 2015
Jeffrey T. Reibel

By:	/s/ Steven B. Bing	Director	February 27, 2015
Steven B. Bing

By:	/s/ Donald G. McClinton	Director	February 27, 2015
Donald G. McClinton

By:	/s/ Tyree G. Wilburn	Director	February 27, 2015
Tyree G. Wilburn

By:	/s/ Jonathan D. Goldberg	Director	February 27, 2015
Jonathan D. Goldberg

By:	/s/ W. Earl Reed, III	Director	February 27, 2015
W. Earl Reed, III

By:	/s/ Henry M. Altman, Jr.	Director	February 27, 2015
Henry M. Altman, Jr.

ALMOST FAMILY, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

SCHEDULE II

(In thousands)

	Col. A	Col. B	Col. C	Col. D	Col. E
		Additions/(Deductions)
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts	(3) Deductions	Balance at End of Period

Allowances:
Year Ended December 31, 2013	$15,586	$9,413	$—	$(16,119)	$8,880

Year Ended December 31, 2013	$5,236	$5,526	$8,910	$(4,086)	$15,586

Year Ended December 31, 2012	$6,664	$2,825	$46	$(4,299)	$5,236

(1)         Charged to bad debt expense.

(2)         Acquired uncollectible accounts reserves, primarily SunCrest acquisition related.

(3)         Write-off of accounts.