Form 10-Q
period 2015-04-03
ALMOST FAMILY INC
filed 2015-05-06
CIK 799231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2015

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock    $0.10 par value

Shares outstanding at May 1, 2015  9,516,209

ALMOST FAMILY, INC. AND SUBSIDIARIES

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	April 3, 2015
	(UNAUDITED)	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,960	$6,886
Accounts receivable - net	85,491	74,894
Prepaid expenses and other current assets	6,869	10,420
Deferred tax assets	12,695	12,230
TOTAL CURRENT ASSETS	111,015	104,430

PROPERTY AND EQUIPMENT - NET	5,165	5,575
GOODWILL	195,066	192,523
OTHER INTANGIBLE ASSETS	54,645	54,402
OTHER ASSETS	2,514	558
TOTAL ASSETS	$368,405	$357,488

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,925	$9,257
Accrued other liabilities	39,673	42,326
Current portion - notes payable and capital leases	36	51
TOTAL CURRENT LIABILITIES	47,634	51,634

LONG-TERM LIABILITIES:
Revolving credit facility	55,099	46,447
Deferred tax liabilities	25,102	23,510
Other	2,993	2,705
TOTAL LONG-TERM LIABILITIES	83,194	72,662
TOTAL LIABILITIES	130,828	124,296

NONCONTROLLING INTEREST - REDEEMABLE	3,639	3,639

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.05; authorized 2,000 shares; none issued or outstanding	—	—
Common stock, par value $0.10; authorized 25,000; 9,617 and 9,574 issued and outstanding	961	957
Treasury stock, at cost, 102 and 94 shares of common stock	(2,668)	(2,392)
Additional paid-in capital	106,490	105,862
Noncontrolling interest - nonredeemable	(586)	(420)
Retained earnings	129,741	125,546
TOTAL STOCKHOLDERS’ EQUITY	233,938	229,553
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$368,405	$357,488

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except per share data)

	Period Ended April 3,	Three Months Ended March 31,
	2015	2014
Net service revenues	$128,399	$120,339
Cost of service revenues (excluding depreciation & amortization)	68,327	65,526
Gross margin	60,072	54,813
General and administrative expenses:
Salaries and benefits	36,393	33,666
Other	15,902	15,714
Deal and transition costs	406	3,115
Total general and administrative expenses	52,701	52,495
Operating income	7,371	2,318
Interest expense, net	(360)	(347)
Income before income taxes	7,011	1,971
Income tax expense	(2,987)	(817)
Net income from continuing operations	4,024	1,154

Discontinued operations:
Income (loss) from operations, net of tax of $3, ($48)	5	(70)
Net income	4,029	1,084
Net loss - noncontrolling interests	365	189
Net income attributable to Almost Family, Inc.	$4,394	$1,273

Per share amounts-basic:
Average shares outstanding	9,353	9,293
Income from continuing operations attributable to Almost Family, Inc.	$0.47	$0.14
Discontinued operations	—	(0.01)
Net income attributable to Almost Family, Inc.	$0.47	$0.13

Per share amounts-diluted:
Average shares outstanding	9,521	9,426
Income from continuing operations attributable to Almost Family, Inc.	$0.46	$0.14
Discontinued operations	—	(0.01)
Net income attributable to Almost Family, Inc.	$0.46	$0.13

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Period Ended April 3,	Three Months Ended March 31,
	2015	2014
Cash flows of operating activities:
Net income	$4,029	$1,084
Loss on discontinued operations, net of tax	5	(70)
Net income from continuing operations	4,024	1,154
Adjustments to reconcile income to net cash of operating activities:
Depreciation and amortization	918	1,102
Provision for uncollectible accounts	1,861	2,144
Stock-based compensation	520	414
Deferred income taxes	1,032	(362)
	8,355	4,452
Change in certain net assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(11,960)	(2,839)
Prepaid expenses and other current assets	3,713	1,554
Other assets	(34)	55
Accounts payable and accrued expenses	(3,883)	(3,233)
Net cash used in operating activities	(3,809)	(11)

Cash flows of investing activities:
Capital expenditures	(401)	(350)
Cost basis investment	(1,000)	—
Acquisitions, net of cash acquired	(3,000)	—
Net cash used in investing activities	(4,401)	(350)

Cash flows of financing activities:
Credit facility borrowings	47,813	53,000
Credit facility repayments	(39,161)	(56,000)
Debt issuance fees	(1,151)	—
Proceeds from stock option exercises	23	39
Purchase of common stock in connection with share awards	(276)	(52)
Tax impact of share awards	88	(54)
Payment of special dividend in connection with share awards	(50)	(35)
Principal payments on notes payable and capital leases	(23)	(558)
Net cash provided by (used in) financing activities	7,263	(3,660)

Cash flows from discontinued operations
Operating activities	21	134
Investing activities	—	—
Net cash provided by discontinued operations	21	134

Net change in cash and cash equivalents	(926)	(3,887)
Cash and cash equivalents at beginning of period	6,886	12,246
Cash and cash equivalents at end of period	$5,960	$8,359

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Unless otherwise indicated, all dollars and share amounts are in thousands, except per share data)

1.                                      Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements for the period ended April 3, 2015 and the three months ended March 31, 2014 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations.  Accordingly, the reader of this Form 10-Q is referred to Almost Family, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2014 for further information.  In the opinion of management of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position at April 3, 2015, the results of operations for the period ended April 3, 2015 and the three month period ended March 31, 2014 and cash flows for the period ended April 3, 2015 and the three month period ended March 31, 2014.  The results of operations for the period ended April 3, 2015 are not necessarily indicative of the operating results for the year.

Effective with the first quarter of 2015, the Company has adopted a 52-53 fiscal reporting calendar under which it will report its annual results going forward in four equal 13-week quarters.  Every fifth year one quarter will include 14 weeks and that year will include 53 weeks of operating results.  Once fully adopted, this approach will help minimize the impact of calendar differences when comparing different historical periods.  As a result of this change, the first quarter of 2015 includes the 13 week and 2 day period from January 1, 2015 to April 3, 2015 which is 2 more days than each 13 week quarter to be reported in the future.  For prospective comparison, the 2 days (New Year’s Day and the day after) had a one-time effect of increasing revenue by $2.3 million, while lowering EPS by $0.02 due to the effect of the holiday.  Had this reporting change not been made, first quarter 2015 reported revenue would have been lower by $5.4 million and EPS would have been lower by $0.02.

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

Discontinued Operations

In April 2014, the Financial Accounting Standards Board (FASB) issued accounting guidance amending the requirements for reporting discontinued operations Accounting Standards Codification (ASC 205 Presentation of Financial Statements and ASC 360 Property, Plant and Equipment). This guidance limits the requirement for discontinued operations treatment to the disposal of a component of an entity, or a group of components of an entity, that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.  Additionally, this new guidance no longer precludes discontinued operations presentation based on continuing involvement or cash flows following the disposal. This guidance became effective prospectively for the Company on January 1, 2015, and will impact the Company’s determination and disclosure of discontinued operations treatment for subsequent qualifying divestitures, if any.

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

Cost-basis Investment

On January 29, 2015, the Company’s Healthcare Innovations segment invested $1.0 million in a development stage analytics software company, NavHealth, Inc.  The cost basis investment is included in other assets in the Company’s balance sheet.  The Company, through its ownership interest, is not in a position to significantly influence the activities of NavHealth, Inc.

2.                                Segment Data

The Company has two divisions, Home Health Care and Healthcare Innovations.  The Home Health Care division is comprised of two reportable segments, Visiting Nurse Services (VN or Visiting Nurse) and Personal Care Services (PC or Personal Care).  Healthcare Innovations is also a reportable segment.  Reportable segments have been identified based upon how management has organized the business by services provided to customers and how the chief operating decision maker manages the business and allocates resources, consistent with the criteria in ASC 280, Segment Reporting.

Consistent with information given to the chief operating decision maker, the Company does not allocate certain expenses to the reportable segments.  The Company evaluates the performance of its business segments based on operating income.  Intercompany and intersegment transactions have been eliminated.

The VN segment provides skilled medical services in patients’ homes largely to enable recipients to reduce or avoid periods of hospitalization and/or nursing home care.  Approximately 96% of the VN segment revenues are generated from the Medicare program while the balance is generated from Medicaid and private insurance programs.  VN Medicare revenues include revenues from all Medicare sources including traditional Medicare and Medicare Advantage, whether paid on a per episode basis or a per visit basis.

The PC segment services are also provided in patients’ homes.  These services (generally provided by paraprofessional staff such as home health aides) are generally of a custodial rather than skilled nature.  PC revenues are generated on an hourly basis.  Approximately 84% of the PC segment revenues are generated from Medicaid and other government programs while the balance is generated from insurance programs and private pay patients.

The Company’s Healthcare Innovations business segment was created to house and separately report on our developmental activities outside the traditional home health business platform.  These activities are intended ultimately, whether directly or indirectly, to benefit the Company’s patients and payors through the enhanced provision of home health services.  The activities all share a common goal of improving patient experiences and quality outcomes, while lowering costs.  They include, but are not limited to, items such as: technology, information, population health management, risk-sharing, care-coordination and transitions, clinical advancements, enhanced patient engagement and informed clinical decision.

	Period Ended April 3,	Three Months Ended March 31,
Consolidated	2015	2014
Home Health Operations
Net service revenues:
Visiting Nurse	$99,536	$93,172
Personal Care	28,761	26,860
	128,297	120,032
Operating income before corporate expenses:
Visiting Nurse	12,416	8,749
Personal Care	2,860	2,639
	15,276	11,388
Healthcare Innovations
Revenue	102	307
Operating loss before noncontrolling interest	(517)	(255)

Corporate expenses	6,980	5,700
Deal, transition and other	408	3,115
Operating income	7,371	2,318
Interest expense, net	(360)	(347)
Income tax expense	(2,987)	(817)
Net income from continuing operations	$4,024	$1,154

3.                                      Capitalized Software Development Costs

The Company capitalizes the cost of internally generated computer software developed for the Company’s own use.  Software development costs of approximately $72 and $84 were capitalized in the period ended April 3, 2015 and the three months ended March 31, 2014, respectively.  Capitalized software development costs are amortized over the estimated useful life, generally three years, once the software is ready for its intended use.

4.                                      Goodwill and Other Intangible Assets

The Company conducts annual reviews for impairment, or more frequently if circumstances indicate impairment may have occurred.  Other intangible assets consist of certificates of need and licenses, trade names and non-compete agreements.  Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives.  Licenses, provider numbers, certificates of need and trade names have indefinite lives and are reviewed at least annually for possible impairment, or whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.  The Company completed its most recent annual impairment test of goodwill and other indefinite-lived intangible assets as of December 31, 2014 and determined that no impairment existed.

The following table summarizes the activity related to goodwill and other intangible assets for 2015:

		Other Intangible Assets
	Goodwill	Certificates of Need and Licenses	Trade Names	Non-compete Agreements	Total
Balances at 12-31-14	$192,523	$39,611	$14,771	$20	$54,402
Acquisitions	2,543	250	—	—	250
Amortization	—	—	(3)	(4)	(7)
Balances at 4-3-15	$195,066	$39,861	$14,768	$16	$54,645

The following table summarizes the Company’s goodwill and other intangible assets by segment:

		Other Intangible Assets
	Goodwill	Certificates of Need and Licenses	Trade Names	Non-compete Agreements	Total
Visiting Nurse	$148,070	$39,041	$11,388	$8	$50,437
Personal Care	39,412	820	3,380	8	4,208
Healthcare Innovations	7,584	—	—	—	—
Balances at 4-3-15	$195,066	$39,861	$14,768	$16	$54,645

5.                                      Revolving Credit Facility

At April 3, 2015, the Company had a $175 million senior secured revolving credit facility with JP Morgan Chase Bank, NA, as Administrative Agent, Bank of America, as Syndication Agent, and certain other lenders (the “Facility”).  The Facility consists of a $175 million credit line with a maturity date of November 15, 2020 and an “accordion” feature providing for potential future expansion of the Facility to $250 million.  Borrowings (other than letters of credit) under the credit facility generally will bear interest at a rate varying from the London Interbank Offered Rate (LIBOR) plus 1.75% to LIBOR rate plus 3.00%, depending on leverage.  The Facility is secured by substantially all of the Company’s assets and the stock of its subsidiaries.

Borrowings under the Facility are subject to various covenants including a multiple of 3.5 times earnings before interest, taxes, depreciation and amortization (“EBITDA”). “EBITDA” may include “Acquired EBITDA” from pro-forma acquisitions as defined. Borrowings under the New Facility may be used for general corporate purposes, including acquisitions.  Application of the Facility’s borrowing formula as of April 3, 2015, permitted $79 million to be used.  The Company had irrevocable letters of credit totaling $7.5 million outstanding in connection with the Company’s self-insurance programs, which resulted in a total of $73.0 million being available for use at April 3, 2015.  As of April 3, 2015, the Company was in compliance with the various financial covenants.  Under the most restrictive of its covenants, the Company was required to maintain minimum net worth of at least $167.3 million at April 3, 2015.  At such date, the Company’s net worth was approximately $233.9 million.

The effective interest rates on the Company’s borrowings were 2.67% and 2.45% for the period ended April 3, 2015 and the three month period ending March 31, 2014, respectively.

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

7.                                      Stock-Based Compensation

The Company issues both restricted share and option awards to employees and non-employee directors.  Restricted share awards to employees cliff vest on the third anniversary of the grant date, while option share awards vest annually in 25% increments over four years from the grant date.  Stock option grant date fair values are determined at the date of grant using a Monte Carlo option valuation model with suboptimal exercise behavior.  Changes in awards outstanding are summarized as follows:

	Restricted shares		Options
	Shares	Wtd Avg. Grant Price	Shares	Wtd Avg. Exercise Price	Aggregate Intrinsic Value
December 31, 2014	122	$22.68	427	$24.89	$1,734
Granted	42	35.62	55	37.28	510
Vested or exercised	(25)	24.16	(2)	20.99	(38)
Forfeited	—	—	—	—	—
April 3, 2015	139	$26.33	480	$26.32	$9,710

8.                                      Earnings per Common Share

A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted earnings per common share is as follows:

	Period Ended April 3,	Three Months Ended March 31,
	2015	2014
Basic weighted average outstanding shares	9,353	9,293
Add common equivalent shares representing shares issuable upon exercise of dilutive awards	168	133
Diluted weighted average number of shares	9,521	9,426

Anti-dilutive shares excluded from calculation	104	96

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

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against the Company by various claimants.  The claims are in various stages of processing and some may ultimately be brought to trial.  The Company is aware of incidents that have occurred through April 3, 2015 that may result in the assertion of additional claims.  The Company currently carries professional and general liability insurance coverage (on a claims made basis) for this exposure with no deductible.  The Company also carries D&O coverage (also on a claims made basis) for potential claims against the Company’s directors and officers, including securities actions, with deductibles ranging from $100 to $200 per claim.

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

10.                               Acquisition

On February 24, 2015 the Company signed a definitive agreement to acquire the stock of WillCare.  WillCare, based in Buffalo NY, reported $72 million in revenue in 2014 with VN and PC branch locations in New York (11), Connecticut (3) and Ohio (1).  The purchase price is expected to be between $46 and $53 million based on changes in earnings and working capital between execution of the definitive agreement and the expected close sometime in the second half of FY2015 subject to New York approval.  The transaction will be funded by borrowings under the Company’s bank credit facility.  On March 1, 2015, the Company acquired the stock of WillCare’s Ohio operations for $3 million.

11.                               Income Taxes

The Company’s effective income tax rates from continuing operations for the period ended April 3, 2015 and the three month period ended March 31, 2014 were approximately 40.5% and 41.5%, respectively.

Accounting principles generally accepted in the United States prescribe a recognition threshold and measurement attribute for the accounting and financial statement disclosure of tax positions taken or expected to be taken in a tax return.  The evaluation of a tax position is a two-step process.  The first step requires the Company to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position.  The second step requires the Company to recognize in the financial statements each tax position that meets the more likely than not criteria, measured at the amount of benefit that has a greater than 50% likelihood of being realized.  The Company had $1.5 million of unrecognized tax benefits at April 3, 2015, the total amount of which, if recognized, would affect the tax rate.  The Company includes the full amount of unrecognized tax benefits in other liabilities in the Consolidated Balance Sheets.  Additionally, the Company may from time to time be assessed interest and penalties by tax jurisdictions.  Any such assessments historically have been immaterial to the Company’s financial results and are classified as other general and administrative expenses in the consolidated statements of income.

12.                               Subsequent Events

Management has evaluated all events and transactions that occurred after April 3, 2015.  During this period, the Company had no material subsequent events requiring recognition in the consolidated financial statements or any non-recognized subsequent events requiring disclosure.

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

For a detailed discussion of these and other factors that could cause the Company’s actual results to differ materially from the results contemplated by the forward-looking statements, please refer to Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s annual report on Form 10-K for year ended December 31, 2014 and this Form 10-Q.  The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report.  Except as required by law, the Company assumes no responsibility for updating forward-looking statements to reflect unforeseen or other events after the date of this report. The Company has provided a detailed discussion of risk factors in its Form 10-K and various filings with the Securities and Exchange Commission (SEC).  The reader is encouraged to review these risk factors and filings.

Critical Accounting Policies

Refer to the “Critical Accounting Policies” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K for the year ended December 31,

2014 for a detailed discussion of our critical accounting policies.  There have been no material changes to our critical accounting policies and estimates in 2014.

Fiscal Year End

Effective with the first quarter of 2015, the Company has adopted a 52-53 fiscal reporting calendar under which it will report its annual results going forward in four equal 13-week quarters.  Every fifth year, one quarter will include 14 weeks and that year will include 53 weeks of operating results.  The Company adopted this change to better manage internal reporting and operational execution, which runs on a natural weekly basis, in conjunction with its financial forecast models and external reporting processes.  Once fully adopted, this approach will help minimize the impact of calendar differences when comparing different historical periods.  The primary goal of this change is to help improve the performance of the business by improving the predictability and comparability of results.  As a result of this change, the first quarter of 2015 includes the 13 week and 2 day period from January 1, 2015 to April 3, 2015 which is 2 more days than each 13 week quarter to be reported in the future.  For prospective comparison, the 2 days (New Year’s Day and the day after) had a one-time effect of increasing revenue by $2.3 million, while lowering EPS by $0.01 due to the effect of the holiday.  Had this reporting change not been made, first quarter 2015 reported revenue would have been lower by $5.4 million and EPS would have been lower by $0.02.

Operating Segments

The Company has two divisions, Home Health Care and Healthcare Innovations.  The Home Health Care division is comprised of two reportable segments, Visiting Nurse Services (VN or Visiting Nurse) and Personal Care Services (PC or Personal Care).  Our Healthcare Innovations division is also a reporting segment.  Reportable segments have been identified based upon how management has organized the business by services provided to customers and how the chief operating decision maker manages the business and allocates resources, consistent with the criteria in ASC 280, Segment Reporting.

Our VN segment provides skilled medical services in patients’ homes largely to enable recipients to reduce or avoid periods of hospitalization and/or nursing home care.  VN Medicare revenues are generated on a per episode basis rather than a fee per visit or an hourly basis.  Approximately 96% of the VN segment revenues are generated from the Medicare program while the balance is generated from Medicaid and private insurance programs.

Our PC segment services are also provided in patients’ homes.  These services (generally provided by paraprofessional staff such as home health aides) are generally of a custodial rather than skilled nature.  PC revenues are typically generated on an hourly basis.  Approximately 84% of the PC segment revenues are generated from Medicaid and other government programs while the balance is generated from insurance programs and private pay patients.

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

Acquisition and Investment

On February 24, 2015 the Company signed a definitive agreement to acquire the stock of WillCare.  WillCare, based in Buffalo NY, reported $72 million in revenue in 2014 with VN and PC branch locations in New York (11), Connecticut (3) and Ohio (1).  The purchase price is expected to be between $46 and $53 million based on changes in earnings and working capital between execution of the definitive agreement and the expected close sometime in the second half of FY2015 subject to New York approval.  The transaction will be funded by borrowings under the Company’s bank credit facility.  On March 1, 2015, the Company acquired the stock of WillCare’s Ohio operations for $3 million.

On January 29, 2015, the Company’s Healthcare Innovations segment invested $1.0 million in a development stage analytics software company, NavHealth, Inc.  The cost basis investment is included in other assets in the Company’s balance sheet.  The Company, through its ownership interest, is not in a position to significantly influence the activities of NavHealth, Inc.

Health Care Reform Legislation and Medicare Regulations

The reader is encouraged to review our detailed discussion of Health Care Reform Legislation and Medicare Regulations in the similarly titled section in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” along with the discussion under “Government Regulation” in Part I, Item 1, “Business” including but not limited to Item 1A. “Risk Factors” in the Company’s annual report on Form 10-K for year ended December 31, 2014.

We have a significant dependence, primarily in our personal care segment, on state Medicaid reimbursement programs in Ohio, Connecticut, Tennessee and Kentucky which represent approximately 8.8%, 5.5%, 3.2% and 1.8% of our consolidated revenues.   Annual legislative and regulatory budget processes are currently underway in advance of the start of the states’ 2016 fiscal years, which begin July 1, 2015, that provide a variety of possible outcomes including rate cuts for certain services, rate increases for other services and changes in utilization of various services.  We are currently unable to predict what changes, if any, may result from these processes however it is possible that such changes as may be enacted could materially impact our PC segment results.  We continuously work to evaluate the implications of these proposed changes and to develop appropriate courses of action for the Company.  However, we may be unable to take actions to mitigate any, or all, of any negative implications of these proposed changes when and if enacted.

Seasonality

Our VN segment operations in Florida, where nearly 35% of that segment’s revenues are generated, normally experience higher admissions during the first quarter and lower admissions during the third quarter than in the other quarters due to seasonal population fluctuations.

RESULTS OF OPERATIONS

FIRST QUARTER

Consolidated

(In thousands)

	Period Ended April 3,		Three Months Ended March 31,
	2015		2014		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Home Health Operations
Net service revenues:
Visiting Nurse	$99,536	77.6%	$93,172	77.6%	$6,364	6.8%
Personal Care	28,761	22.4%	26,860	22.4%	1,901	7.1%
	128,297	100.0%	120,032	100.0%	8,265	6.9%
Operating income before corporate expenses:
Visiting Nurse	12,416	12.5%	8,749	9.4%	3,667	41.9%
Personal Care	2,860	9.9%	2,639	9.8%	221	8.4%
	15,276	11.9%	11,388	9.5%	3,888	34.1%
Healthcare Innovations
Revenue	102		307		(205)	-66.8%
Operating loss before noncontrolling interest	(517)	NM	(255)	NM	(262)	102.7%

Corporate expenses	6,980	5.4%	5,700	4.7%	1,280	22.5%
Deal, transition and other	408	0.3%	3,115	2.6%	(2,707)	-86.9%
Operating income	7,371	5.7%	2,318	1.9%	5,053	218.0%
Interest expense, net	(360)	-0.3%	(347)	-0.3%	(13)	3.7%
Income tax expense	(2,987)	-2.3%	(817)	-0.7%	(2,170)	265.6%
Net income from continuing operations	$4,024	3.1%	$1,154	1.0%	$2,870	248.7%

Adjusted EBITDA-HHO (1)	$9,833	7.7%	$7,239	6.0%	$2,593	35.8%
Adjusted Earnings-HHO (1)	$4,820	3.8%	$3,289	2.7%	$1,531	46.5%

(1)          See Page 19 for GAAP reconciliation of Adjusted EBITDA from home health operations and Adjusted earnings from home health operations.

Home health operating revenues increased $8.3 million, or 6.9%, to $128.3 on higher volumes.  Operating income from home health operations grew $3.9 million, primarily in the VN Segment, where improved operating efficiency and favorable Medicare reimbursement combined with additional volumes to increase our operating margin by 3.1%.  Refer to VN and PC segment discussions below for further home health division operating performance details.  Refer to “Fiscal Year End” related to our 52-53 reporting calendar conversion.

Our Healthcare Innovations operating income declined approximately $0.2 million principally due to lower revenues.

Corporate expenses for 2015 increased primarily due to higher home office labor and related expenses in support of acquisitions and organic growth.  Deal and transition costs declined by $2.7 million to $0.4 million from $3.1 million in 2014 as the transition of our 2013 acquisitions were completed during 2014.

Our effective tax rate for the first quarter of 2015 was 40.5% compared to 41.5% for the first quarter of 2014.  The higher income tax rate in 2014 occurred primarily due to certain deal and transaction costs that were not currently deductible and that did not result in the establishment of a deferred tax asset.

Visiting Nurse Segment

	Period Ended April 3,		Three Months Ended March 31,
	2015		2014		Change
(In thousands, except for statistics)	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$99,536	100.0%	$93,172	100.0%	$6,364	6.8%
Cost of service revenues	48,084	48.3%	46,686	50.1%	1,398	3.0%
Gross margin	51,452	51.7%	46,486	49.9%	4,966	10.7%
General and administrative expenses:
Salaries and benefits	28,687	28.8%	27,158	29.1%	1,529	5.6%
Other	10,349	10.4%	10,579	11.4%	(230)	-2.2%
Total general and administrative expenses	39,036	39.2%	37,737	40.5%	1,299	3.4%
Operating income before corporate expenses	$12,416	12.5%	$8,749	9.4%	$3,667	41.9%

Average number of locations	160		172		(12)	-7.0%

All payors:
Patient months	80,982		79,188		1,794	2.3%
Admissions	26,279		25,106		1,173	4.7%
Billable visits	642,592		611,044		31,548	5.2%

Medicare:
Admissions (1)	23,722	90%	22,461	89%	1,261	5.6%
Revenue (in thousands)	$95,122	96%	$87,350	94%	$7,772	8.9%
Revenue per admission	$4,010		$3,889		$121	3.1%
Billable visits (1)	584,438	91%	552,401	90%	32,037	5.8%
Recertifications	11,927		11,915		12	0.1%
Payor mix % of Admissions
Traditional Medicare Episodic	84.1%		83.3%		0.8%
Replacement Plans Paid Episodically	4.0%		3.1%		0.9%
Replacement Plans Paid Per Visit	11.9%		13.6%		-1.7%

Non-Medicare:
Admissions (1)	2,557	10%	2,645	11%	(88)	-3.3%
Revenue (in thousands)	$4,414	4%	$5,822	6%	$(1,408)	-24.2%
Revenue per admission	$1,726		$2,201		$(475)	-21.6%
Billable visits (1)	58,154	9%	58,643	10%	(489)	-0.8%
Recertifications	427		464		(37)	-8.0%
Payor mix % of Admissions
Medicaid & other governmental	30.8%		21.3%		9.5%
Private payors	69.2%		78.7%		-9.5%

(1)  Percentages pertain to percentage of total admissions or total billable visits, as applicable.

VN segment revenue increased by $6.4 million to $99.5 million from $93.2 million in the prior year period primarily due to higher volumes.  Medicare reimbursement changes increased revenue and contribution by $0.6 million.

Improved VN segment cost controls, in particular tighter adherence to agency-level labor staffing standards, increased the efficiency of care delivery and lowered both Cost of service revenues and General and administrative expenses as a percent of Net service revenues.

As a result, VN segment operating income before corporate expenses improved to $12.4 million from $8.7 million in the prior year period, while VN segment operating income as percentage of revenue increased to 12.5% from 9.4% in the prior year period.

Personal Care Segment

	Period Ended April 3,		Three Months Ended March 31,
	2015		2014		Change
(In thousands, except for statistics)	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$28,761	100.0%	$26,860	100.0%	$1,901	7.1%
Cost of service revenues	20,197	70.2%	18,749	69.8%	1,448	7.7%
Gross margin	8,564	29.8%	8,111	30.2%	453	5.6%
General and administrative expenses:
Salaries and benefits	3,912	13.6%	3,482	13.0%	430	12.3%
Other	1,792	6.2%	1,990	7.4%	(198)	-9.9%
Total general and administrative expenses	5,704	19.8%	5,472	20.4%	232	4.2%
Operating income before corporate expenses	$2,860	9.9%	$2,639	9.8%	$221	8.4%

Average number of locations	61		61		—	0.0%

Admissions	22,766		21,857		909	4.2%
Patient months of care	1,427		1,519		(92)	-6.1%
Billable hours	1,286,884		1,287,290		(406)	0.0%
Revenue per billable hour	$22.35		$20.87		$1.48	7.1%

Net service revenues increased $1.9 million, or 7.1%, to $28.8 million in 2015 from $26.9 million in 2014 on higher volumes and mix changes.  Cost of service revenues as a percentage of Net service revenues increased slightly to 70.2% in 2015 from 69.8% in 2014, primarily due to changes in business mix.

Total General and administrative expenses as a percent of net service revenues decreased to 19.8% in 2015 from 20.4% in 2014, primarily due to a $0.2 million decrease in bad debt provision as a result of collection of certain older accounts during the current quarter.

As a result, PC segment operating income before corporate expenses increased to $2.9 million from $2.6 million in 2014, while operating income before corporate expenses as percentage of revenue increased 0.1%.

Liquidity and Capital Resources

Revolving Credit Facility

At April 3, 2015, we had a $175 million senior secured revolving credit facility with JP Morgan Chase Bank, NA, as Administrative Agent, Bank of America, as Syndication Agent, and certain other lenders (the “Facility”).  The Facility consists of a $175 million credit line with a maturity date of November 15, 2020 and an “accordion” feature providing for potential future expansion of the Facility to $250 million.  Borrowings (other than letters of credit) under the credit facility generally will bear interest at a rate varying from the London Interbank Offered Rate (LIBOR) plus 1.75% to LIBOR rate plus 3.00%, depending on leverage.  The Facility is secured by substantially all of our assets and the stock of our subsidiaries.

Borrowings under the Facility are subject to various covenants including a multiple of 3.5 times earnings before interest, taxes, depreciation and amortization (“EBITDA”). “EBITDA” may include “Acquired EBITDA” from pro-forma acquisitions as defined. Borrowings under the New Facility may be used for general corporate purposes, including acquisitions.  Application of the Facility’s borrowing formula as of April 3, 2015, permitted $79 million to be used.  We had irrevocable letters of credit totaling $7.5 million outstanding in connection with our self-insurance programs, which resulted in a total of $73.0 million being available for use at April 3, 2015.  As of April 3, 2015, we were in compliance with the various financial covenants.  Under the most restrictive of its covenants, we were required to maintain minimum net worth of at least $167.3 million at April 3, 2015.  At such date, our net worth was approximately $233.9 million.

We believe that this facility plus cash on hand will be sufficient to fund our operating needs for at least the next year.  We will continue to evaluate additional capital, including possible debt and equity investments in the Company, to support a more rapid development of the business than would be possible with internal funds.

Cash Flows

Key elements to the Consolidated Statements of Cash Flows for the period ended April 3, 2015 and the three months ended March 31, 2014 were:

Net Change in Cash and Cash Equivalents (in thousands)	2015	2014
(Used in) provided by:
Operating activities	$(3,809)	$(11)
Investing activities	(4,401)	(350)
Financing activities	7,263	(3,660)
Discontinued operations activities	21	134
Net change in cash and cash equivalents	$(926)	$(3,887)

2015

Net cash used in operating activities resulted primarily from current period net income of $4.0 million plus certain non-cash items, net of changes in accounts receivable, accounts payable and accrued expenses.  Accounts receivable days sales outstanding, which were 62 at April 3, 2015 and 55 at December 31, 2014 increased due to collection delays, primarily in the PC segment, due to changes in patient enrollment and billing requirements enacted by the Medicaid managed care providers in the states of Tennessee and Ohio.

Cash used in investing activities was primarily due to our March 1, 2015 acquisition the stock of WillCare’s Ohio operations for $3 million.  In addition, our Healthcare innovations segment made a $1.0 million cost basis investment and the remainder was due to capital expenditures.

Cash provided by financing activities was primarily related to an $8.7 million net line of credit borrowings which was partially offset by cash used to increase and extend our credit facility in the first quarter of 2015.

2014

Net cash used in operating activities resulted primarily from current period net income of $1.2 million plus certain non-cash items, net of changes in accounts receivable, accounts payable and accrued expenses.  The decrease from 2013 is primarily due to a decrease in accounts payable and accrued expenses acquired in the SunCrest acquisition along with a slight increase in accounts receivable days revenues outstanding, which was 47 at March 31, 2014 and 46 at December 31, 2013.

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

	Period Ended April 3,	Three Months Ended March 31,
(in thousands)	2015	2014
Net income attributable to Almost Family, Inc.	$4,394	$1,273

Addbacks:
Deal, transition and other, net of tax	242	1,853
Loss on discontinued operations, net of tax	(5)	70
Adjusted earnings	4,631	3,196
Healthcare Innovations operating loss after Noncontrolling interest, net of tax	189	93
Adjusted Earnings-HHO	$4,820	$3,289

Per share amounts-basic:
Average shares outstanding	9,353	9,293

Net income attributable to Almost Family, Inc.	$0.47	$0.13

Addbacks:
Deal, transition and other, net of tax	0.03	0.20
Loss on discontinued operations, net of tax	(0.00)	0.01
Adjusted earnings	0.50	0.34
Healthcare Innovations operating loss after Noncontrolling interest, net of tax	0.02	0.01
Adjusted Earnings-HHO	$0.52	$0.35

Per share amounts-diluted:
Average shares outstanding	9,521	9,426

Net income attributable to Almost Family, Inc.	$0.46	$0.13

Addbacks:
Deal, transition and other, net of tax	0.03	0.20
Loss on discontinued operations, net of tax	(0.00)	0.01
Adjusted earnings	0.49	0.34
Healthcare Innovations operating loss after Noncontrolling interest, net of tax	0.02	0.01
Adjusted Earnings-HHO	$0.51	$0.35

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

The following table sets forth a reconciliation of net income to Adjusted EBITDA-HHO as of April 3 (in thousands):

	Period Ended April 3,	Three Months Ended March 31,
(in thousands)	2015	2014
Net income from continuing operations	$4,024	$1,154
Add back:
Interest expense	360	347
Income tax expense	2,987	817
Depreciation and amortization	918	1,102
Stock-based compensation from home health operations	520	414
Deal and transition costs	406	3,115
Adjusted EBITDA	9,215	6,949
Healthcare Innovation operating loss	618	290
Adjusted EBITDA from home health operations	$9,833	$7,239

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Instruments

The Company does not use derivative instruments.

Market Risk of Financial Instruments

Our primary market risk exposure with regard to financial instruments is to changes in interest rates on long-term obligations.

At April 3, 2015, a hypothetical 100 basis point increase in short-term interest rates would result in a reduction of approximately $551,000 in our quarter pre-tax earnings.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures — As of April 3, 2015, the Company’s management, with participation of the Company’s Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 3, 2015.

Changes in Internal Control Over Financial Reporting - There were no changes in the Company’s internal control over financial reporting during the first quarter of 2015, that have materially affected, or are reasonably likely to materially affect, Almost Family, Inc.’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Information regarding risk factors appears in our Form 10-K for the year ending December 31, 2014, under the heading “Special Caution Regarding Forward — Looking Statements” and in the Form 10-K Part I, Item 1A. Risk Factors.  There have been no material changes from the risk factors disclosed in our Form 10-K, except as outlined below:

We have a significant dependence on state Medicaid reimbursement programs

We have a significant dependence, primarily in our personal care segment, on state Medicaid reimbursement programs in Ohio, Connecticut, Tennessee and Kentucky which represent approximately 8.8%, 5.5%, 3.2% and 1.8% of our consolidated revenues.  Annual legislative and regulatory budget processes are currently underway in advance of the start of the states’ 2016 fiscal years, which begin July 1, 2015, that provide a variety of possible outcomes including rate cuts for certain services, rate increases for other services and changes in utilization of various services.  We are currently unable to predict what changes, if any, may result from these processes however it is possible that such changes as may be enacted could materially impact our PC segment results.  We continuously work to evaluate the implications of these proposed changes and to develop appropriate courses of action for the Company.  However, we may be unable to take actions to mitigate any, or all, of any negative implications of these proposed changes when and if enacted.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities (1)
Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 -January 1, 2015 - January 30, 2015	—	$—	—	—
Month #2 -January 31, 2015 - February 27, 2015	7,933	$33.20	—	—
Month #3 -February 27, 2015 - April 3, 2015	324	$37.28	—	—
Total	8,257	$33.36	—	—

(1)  Shares were submitted by employees in lieu of tax withholding that would have otherwise been due on vesting of restricted shares approved by the Company’s Board of Directors.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

Change in Fiscal Year

On May 4, 2015, the Board of Directors of the Company approved a change in the Company’s accounting period for the current fiscal year and subsequent fiscal years from a calendar year to a 52-53 week fiscal year that ends on the Friday closest to December 31st.  Under the 52-53 fiscal reporting calendar, the Company will report its annual results going forward in four equal 13-week quarters.  Every fifth year, one quarter will include 14 weeks and that year will include 53 weeks of operating results.  The Company will not be required to file a transition report in connection with the change in fiscal year.

Once fully adopted, this approach will help minimize the impact of calendar differences when comparing different historical periods.  As a result of this change the first quarter of 2015 includes the 13 week and 2 day period from January 1, 2015 to April 3, 2015 which is 2 more days than each 13 week quarter to be reported in the future.

Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of Stockholders of Almost Family, Inc. (the “Company”) held on May 4, 2015, the stockholders elected each of the Company’s nominees for director to serve for terms of one year and until their successors are elected and qualified.  Stockholders also (i) ratified the appointment of independent auditors, Ernst & Young LLP, for the year ended December 31, 2015, and (ii) approved, on an advisory basis, the compensation of the Company’s named executive officers as disclosed in the Company’s proxy statement.

The following table shows the final voting results for the Annual Meeting of Stockholders:

Proposal 1: Election of Directors to hold office for a one-year term expiring at the annual meeting in 2016:

Director	Votes Received	Votes Withheld

William B. Yarmuth	6,909,957	251,207
Steven B. Bing	6,909,180	251,984
Donald G. McClinton	6,911,698	249,466
Tyree G. Wilburn	6,877,484	283,680
Jonathan D. Goldberg	6,496,721	664,443
W. Earl Reed, III	6,877,549	283,615
Henry M. Altman, Jr.	6,497,920	663,244

There were 1,318,999 broker non-votes for each director nominee.

Proposal 2: The ratification of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2015:

For:	8,206,251
Against:	259,810
Abstained:	14,102
Broker Non-Votes:	0.00

Proposal 3: The advisory vote to approve executive compensation:

For:	6,767,662
Against:	323,641
Abstained:	69,861
Broker Non-Votes:	1,318,999

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

101

Financial statements from the quarterly report on Form 10-Q of Almost Family, Inc. for the quarter ended April 3, 2015, filed on May 6, 2015, formatted in XBRL:  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALMOST FAMILY, INC.

Date May 6, 2015	By:	/s/ William B. Yarmuth
William B. Yarmuth
Chairman of the Board and Chief Executive Officer

	By:	/s/ C. Steven Guenthner
C. Steven Guenthner
President and
Principal Financial Officer