Form 10-Q
period 2015-07-03
ALMOST FAMILY INC
filed 2015-07-30
CIK 799231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2015

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐        No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	$0.10 par value
Shares outstanding at July 27, 2015	9,820,132

ALMOST FAMILY, INC. AND SUBSIDIARIES

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	July 3, 2015
	(UNAUDITED)	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,498	$6,886
Accounts receivable - net	83,060	74,894
Prepaid expenses and other current assets	6,986	10,420
Deferred tax assets	13,242	12,230
TOTAL CURRENT ASSETS	109,786	104,430

PROPERTY AND EQUIPMENT - NET	5,120	5,575
GOODWILL	195,067	192,523
OTHER INTANGIBLE ASSETS	54,639	54,402
OTHER ASSETS	2,457	558
TOTAL ASSETS	$367,069	$357,488

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,101	$9,257
Accrued other liabilities	37,019	42,326
Current portion - notes payable and capital leases	34	51
TOTAL CURRENT LIABILITIES	47,154	51,634

LONG-TERM LIABILITIES:
Revolving credit facility	47,451	46,447
Deferred tax liabilities	26,257	23,510
Other	3,259	2,705
TOTAL LONG-TERM LIABILITIES	76,967	72,662
TOTAL LIABILITIES	124,121	124,296

NONCONTROLLING INTEREST - REDEEMABLE	3,639	3,639

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.05; authorized 2,000 shares; none issued or outstanding	—	—
Common stock, par value $0.10; authorized 25,000; 9,633 and 9,574 issued and outstanding	963	957
Treasury stock, at cost, 103 and 94 shares of common stock	(2,731)	(2,392)
Additional paid-in capital	107,140	105,862
Noncontrolling interest - nonredeemable	(659)	(420)
Retained earnings	134,596	125,546
TOTAL STOCKHOLDERS’ EQUITY	239,309	229,553
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$367,069	$357,488

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except per share data)

	Three month period ended		Six month period ended
	July 3, 2015	June 30, 2014	July 3, 2015	June 30, 2014
Net service revenues	$127,366	$125,192	$255,765	$245,532
Cost of service revenues (excluding depreciation & amortization)	66,343	65,556	134,670	131,083
Gross margin	61,023	59,636	121,095	114,449
General and administrative expenses:
Salaries and benefits	35,832	35,875	72,225	69,541
Other	16,405	15,510	32,304	31,224
Deal and transition costs	206	1,243	614	4,357
Total general and administrative expenses	52,443	52,628	105,143	105,122
Operating income	8,580	7,008	15,952	9,327
Interest expense, net	(392)	(329)	(753)	(677)
Income before income taxes	8,188	6,679	15,199	8,650
Income tax expense	(3,393)	(2,618)	(6,380)	(3,435)
Net income from continuing operations	4,795	4,061	8,819	5,215

Discontinued operations:
Loss from operations, net of tax of ($9), ($41), ($5) and ($90)	(13)	(64)	(8)	(134)
Net income	4,782	3,997	8,811	5,081
Net loss (income) - noncontrolling interests	228	(36)	592	153
Net income attributable to Almost Family, Inc.	$5,010	$3,961	$9,403	$5,234

Per share amounts-basic:
Average shares outstanding	9,393	9,338	9,377	9,316
Income from continuing operations attributable to Almost Family, Inc.	$0.53	$0.43	$1.00	$0.58
Discontinued operations	—	(0.01)	—	(0.01)
Net income attributable to Almost Family, Inc.	$0.53	$0.42	$1.00	$0.57

Per share amounts-diluted:
Average shares outstanding	9,569	9,431	9,554	9,423
Income from continuing operations attributable to Almost Family, Inc.	$0.52	$0.43	$0.99	$0.57
Discontinued operations	—	(0.01)	—	(0.01)
Net income attributable to Almost Family, Inc.	$0.52	$0.42	$0.99	$0.56

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six month period ended
	July 3, 2015	June 30, 2014
Cash flows of operating activities:
Net income	$8,811	$5,081
Loss on discontinued operations, net of tax	(8)	(134)
Net income from continuing operations	8,819	5,215
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,780	2,152
Provision for uncollectible accounts	4,803	4,308
Stock-based compensation	1,005	872
Deferred income taxes	1,639	2,402
	18,046	14,949
Change in certain net assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(12,485)	(11,863)
Prepaid expenses and other current assets	3,536	(728)
Other assets	26	1
Accounts payable and accrued expenses	(4,097)	(4,457)
Net cash provided by (used in) operating activities	5,026	(2,098)

Cash flows of investing activities:
Capital expenditures	(1,147)	(735)
Cost basis investment	(1,000)	—
Acquisitions, net of cash acquired	(3,000)	(969)
Net cash used in investing activities	(5,147)	(1,704)

Cash flows of financing activities:
Credit facility borrowings	87,747	655
Credit facility repayments	(86,743)	(6,000)
Debt issuance fees	(1,161)	—
Proceeds from stock option exercises	68	39
Purchase of common stock in connection with share awards	(338)	(52)
Tax impact of share awards	210	(38)
Payment of special dividend in connection with share awards	(50)	(35)
Principal payments on notes payable and capital leases	(30)	(606)
Net cash used in financing activities	(297)	(6,037)

Cash flows from discontinued operations
Operating activities	30	358
Investing activities	—	—
Net cash provided by discontinued operations	30	358

Net change in cash and cash equivalents	(388)	(9,481)
Cash and cash equivalents at beginning of period	6,886	12,246
Cash and cash equivalents at end of period	$6,498	$2,765

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Unless otherwise indicated, all dollars and share amounts are in thousands, except per share data)

1.                                      Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements for the periods ended July 3, 2015 and June 30, 2014, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations.  Accordingly, the reader of this Form 10-Q is referred to Almost Family, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2014 for further information.  In the opinion of management of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position at July 3, 2015, and the results of operations and cash flows for the periods ended July 3, 2015 and June 30, 2014.  The results of operations for the period ended July 3, 2015 are not necessarily indicative of the operating results for the year.

Effective with the first quarter of 2015, the Company adopted a 52-53 fiscal reporting calendar under which it will report its annual results going forward in four equal 13-week quarters.  Every fifth year, one quarter will include 14 weeks and that year will include 53 weeks of operating results.  Once fully adopted, this approach will help minimize the impact of calendar differences when comparing different historical periods.

As a result of the change in the fiscal reporting calendar, the quarter ended April 3, 2015 and the year to date period January 1, 2015 through July 3, 2015 included 3 more days of results than they would have had if the change not been made.  The three month period for the second quarter of 2015, which includes operating results from April 4, 2015 through July 3, 2015 had the same number of days it would have had if the reporting calendar change had not been made.  However the Independence Day holiday observed on July 3, 2015 would have otherwise been reported in the next period.  Including the Independence Day holiday reduced diluted EPS by $0.03 in the current period.

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

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), during the second quarter of 2014.  Topic 606 affects virtually all aspects of an entity’s revenue recognition, including determining the measurement of revenue and the timing of when it is recognized for the transfer of goods or services to customers.  Topic 606 is effective for annual reporting periods beginning after December 15, 2017.  The Company is currently evaluating the effect of the adoption of Topic 606 on its financial position and results of operations.

In April, the FASB issued ASU No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30):  Simplifying the Presentation of Debt Issuance Costs.  Subtopic 835-30 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability.  Subtopic 835-30 is effective for annual and interim periods beginning after December 15, 2015.  The Company is currently evaluating the effect of the adoption of ASU No 2015-03 on its financial position and results of operations.

Discontinued Operations

In April 2014, the FASB issued accounting guidance amending the requirements for reporting discontinued operations Accounting Standards Codification (ASC 205 Presentation of Financial Statements and ASC 360 Property, Plant and Equipment). This guidance limits the requirement for discontinued operations treatment to the disposal of a component of an entity, or a group of components of an entity, that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.  Additionally, this new guidance no longer precludes discontinued operations presentation based on continuing involvement or cash flows following the disposal. This guidance became effective prospectively for the Company on January 1, 2015, and will impact the Company’s determination and disclosure of discontinued operations treatment for subsequent qualifying divestitures, if any.

In the first quarter of 2014, the Company’s VN segment exited a market in the Northeast through the closure of a branch location.  In conjunction with the SunCrest acquisition in 2013, the Company acquired operations which had been discontinued prior to acquisition.  The operations and any related gain on sale for these operations were reclassified from continuing operations into discontinued operations for all periods presented.  Unless otherwise noted, amounts in these Notes to Consolidated Financial Statements exclude amounts attributable to discontinued operations.

Cost-basis Investment

On January 29, 2015, the Company invested $1,000 in a development stage analytics software company, NavHealth, Inc.  The cost basis investment is included in other assets in the Company’s balance sheet.  The Company, through its ownership interest, is not in a position to significantly influence the activities of NavHealth, Inc.

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

The Company’s Healthcare Innovations business segment was created to house and separately report on our developmental activities outside the traditional home health business platform.  These activities are intended ultimately, whether directly or indirectly, to benefit the Company’s patients and payors through the enhanced provision of home health services.  The activities all share a common goal of improving patient experiences and quality outcomes, while lowering costs.  They include, but are not limited to, items such as: technology, information, population health management, risk-sharing, care-coordination and transitions, clinical advancements, enhanced patient engagement and informed clinical decision and technology enabled in-home clinical assessments.

	Three month period ended		Six month period ended
Consolidated	July 3, 2015	June 30, 2014	July 3, 2015	June 30, 2014
Home Health Operations
Net service revenues:
Visiting Nurse	$97,748	$96,776	$197,283	$189,949
Personal Care	29,488	28,160	58,249	55,020
	127,236	124,936	255,532	244,969
Operating income before corporate expenses:
Visiting Nurse	12,362	12,445	24,786	21,193
Personal Care	3,724	3,501	6,599	6,140
	16,086	15,946	31,385	27,333
Healthcare Innovations
Revenue	130	256	233	563
Operating loss before noncontrolling interest	(402)	(427)	(919)	(683)

Corporate expenses	6,898	7,268	13,900	12,966
Deal, transition and other	206	1,243	614	4,357
Operating income	8,580	7,008	15,952	9,327
Interest expense, net	(392)	(329)	(753)	(677)
Income tax expense	(3,393)	(2,618)	(6,380)	(3,435)
Net income from continuing operations	$4,795	$4,061	$8,819	$5,215

3.                                      Capitalized Software Development Costs

The Company capitalizes the cost of internally generated computer software developed for the Company’s own use.  Software development costs of approximately $215 and $108 were capitalized in the three month periods ended July 3, 2015 and June 30, 2014, respectively.  Software development costs of approximately $287 and $192 were capitalized in the six month periods ended July 3, 2015 and June 30, 2014, respectively.  Capitalized software development costs are amortized over the estimated useful life, generally three years, once the software is ready for its intended use.

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

The following table summarizes the activity related to goodwill and other intangible assets for 2015:

		Other Intangible Assets
	Goodwill	Certificates of Need and Licenses	Trade Names	Non-compete Agreements	Total
Balances at 12-31-14	$192,523	$39,611	$14,771	$20	$54,402
Acquisitions	2,544	250	—	—	250
Amortization	—	—	(5)	(8)	(13)
Balances at 7-3-15	$195,067	$39,861	$14,766	$12	$54,639

Acquisitions in the table relate to the WillCare Ohio acquisition discussed further in Note 10, “Acquisitions”.

The following table summarizes the Company’s goodwill and other intangible assets by segment:

		Other Intangible Assets
	Goodwill	Certificates of Need and Licenses	Trade Names	Non-compete Agreements	Total
Visiting Nurse	$148,071	$39,041	$11,386	$6	$50,433
Personal Care	39,412	820	3,380	6	4,206
Healthcare Innovations	7,584	—	—	—	—
Balances at 7-3-15	$195,067	$39,861	$14,766	$12	$54,639

5.                                      Revolving Credit Facility

At July 3, 2015, the Company had a senior secured revolving credit facility with JP Morgan Chase Bank, NA, as Administrative Agent, Bank of America, as Syndication Agent, and certain other lenders (the “Facility”).  The Facility consists of a $175,000 credit line with a maturity date of November 15, 2020 and an “accordion” feature providing for potential future expansion of the Facility to $250,000.  Borrowings (other than letters of credit) under the credit facility generally will bear interest at a rate varying from the London Interbank Offered Rate (LIBOR) plus 1.75% to LIBOR rate plus 3.00%, depending on leverage.  The Facility is secured by substantially all of the Company’s assets and the stock of its subsidiaries.

Borrowings under the Facility are subject to various covenants including a multiple of 3.5 times earnings before interest, taxes, depreciation and amortization (“EBITDA”). “EBITDA” may include “Acquired EBITDA” from pro-forma acquisitions as defined. Borrowings under the New Facility may be used for general corporate purposes, including acquisitions.  Application of the Facility’s borrowing formula as of July 3, 2015, permitted an additional $80,700 to be used.  The Company had irrevocable letters of credit totaling $9,800 outstanding in connection with the Company’s self-insurance programs, which resulted in a total of $70,900 being available for use at July 3, 2015.  As of July 3, 2015, the Company was in compliance with the various financial covenants.  Under the most restrictive of its covenants, the Company was required to maintain minimum net worth of at least $172,200 at July 3, 2015.  At such date, the Company’s net worth was approximately $239,300.

The effective interest rates on the Company’s borrowings were 2.58% and 2.39% for the three month periods ended July 3, 2015 and June 30, 2014, respectively.

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

7.                                      Stock-Based Compensation

The Company issues both restricted share and option awards to employees and non-employee directors.  Restricted share awards to employees cliff vest on the third anniversary of the grant date, while option share awards vest annually in 25% increments over four years from the grant date.  Stock option grant date fair values are determined at the date of grant using a Monte Carlo option valuation model with suboptimal exercise behavior.  Changes in unvested awards are summarized as follows:

	Restricted shares		Options
	Shares	Wtd Avg. Grant Price	Shares	Wtd Avg. Exercise Price	Aggregate Intrinsic Value
December 31, 2014	122	$22.68	427	$24.89	$1,734
Granted	53	36.23	56	37.30	107
Vested or exercised	(45)	22.87	(8)	20.91	(139)
Forfeited	—	—	(2)	(20.18)	(89)
July 3, 2015	130	$28.17	473	$26.44	$6,047

8.                                      Earnings per Common Share

A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted earnings per common share is as follows:

	Three month period ended		Six month period ended
	July 3, 2015	June 30, 2014	July 3, 2015	June 30, 2014
Basic weighted average outstanding shares	9,393	9,338	9,377	9,316
Add common equivalent shares representing shares issuable upon exercise of dilutive awards	176	93	177	107
Diluted weighted average number of shares	9,569	9,431	9,554	9,423

Anti-dilutive shares excluded from calculation	3	261	22	96

See footnote 12, “Subsequent Event” related to the issuance of shares subsequent to quarter end which are expected to be dilutive to earnings per share.

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

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against the Company by various claimants.  The claims are in various stages of processing and some may ultimately be brought to trial.  The Company is aware of incidents that have occurred through July 3, 2015 that may result in the assertion of additional claims.  The Company currently carries professional and general liability insurance coverage (on a claims made basis) for this exposure with no deductible.  The Company also carries D&O coverage (also on a claims made basis) for potential claims against the Company’s directors and officers, including securities actions, with deductibles ranging from $100 to $200 per claim.

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

10.                               Acquisition

On February 24, 2015 the Company signed a definitive agreement to acquire the stock of WillCare.  WillCare, based in Buffalo NY, reported $72,000 in revenue in 2014 with VN and PC branch locations in New York, Connecticut and Ohio.  The purchase price is expected to total between $46,000 and $53,000 based on changes in earnings and working capital between execution of the definitive agreement and the current expected close in the third quarter of 2015 pending final New York regulatory approval, which is to be heard on August 6, 2015.  The transaction will be funded by borrowings under the Company’s bank credit facility.  On March 1, 2015, the Company acquired the stock of WillCare’s Ohio operations for $3,000.

11.                               Income Taxes

The Company’s effective income tax rates from continuing operations for the three month periods ended July 3, 2015 and June 30, 2014 were approximately 40.3% and 39.2%, respectively.

Accounting principles generally accepted in the United States prescribe a recognition threshold and measurement attribute for the accounting and financial statement disclosure of tax positions taken or expected to be taken in a tax return.  The evaluation of a tax position is a two-step process.  The first step requires the Company to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position.  The second step requires the Company to recognize in the financial statements each tax position that meets the more likely than not criteria, measured at the amount of benefit that has a greater than 50% likelihood of being realized.  The Company had $1,800 of unrecognized tax benefits at July 3, 2015, the total amount of which, if recognized, would affect the tax rate.  The Company includes the full amount of unrecognized tax benefits in other liabilities in the Consolidated Balance Sheets.  Additionally, the Company may from time to time be assessed interest and penalties by tax jurisdictions.  Any such assessments historically have been immaterial to the Company’s financial results and are classified as other general and administrative expenses in the consolidated statements of income.

12.                               Subsequent Events

On July 23, 2015, the Company acquired 100% of the equity of Ingenios Health Co. for approximately 260 shares of the Company’s common stock plus $2,000 in cash.  Ingenios is a leading provider of technology enabled in-home clinical assessments for Medicare Advantage, Managed Medicaid and Commercial Exchange lives in 7 states and Washington, D.C.  The operating results of Ingenios will be reported in the Company’s Healthcare Innovations business segment, while the issuance of shares is expected to be dilutive to earnings per share.

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

•                  changes in the marketplace and regulatory environment for Health Risk Assessments;

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

Critical Accounting Policies

Refer to the “Critical Accounting Policies” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K for the year ended December 31,

2014 for a detailed discussion of our critical accounting policies.  There have been no material changes to our critical accounting policies and estimates as described therein.

Fiscal Year End

Effective with the first quarter of 2015 the Company adopted a 52-53 fiscal reporting calendar under which it will report its annual results going forward in four equal 13-week quarters.  Every fifth year, one quarter will include 14 weeks and that year will include 53 weeks of operating results.  Once fully adopted, this approach will help minimize the impact of calendar differences when comparing different historical periods.

As a result of the change in the fiscal reporting calendar, the quarter ended April 3, 2015 and the year to date period January 1, 2015 through July 3, 2015 included 3 more days of results than they would have had if the change not been made.  The three month period for the second quarter of 2015, which includes operating results from April 4, 2015 through July 3, 2015 had the same number of days it would have had if the reporting calendar change had not been made.  However the Independence Day holiday observed on July 3, 2015 would have otherwise been reported in the next period.  Including the Independence Day holiday reduced diluted EPS by $0.03 in the current period.

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

Our Healthcare Innovations business segment was created to separately report on our developmental activities outside our traditional home health business platform.   These activities are intended ultimately, whether directly or indirectly, to benefit our patients and our payers through the enhanced provision of home health services.   Our activities all share a common goal of improving patient experiences and quality outcomes while lowering costs.   They include, but are not limited to, items such as: technology, information, population health management, risk-sharing, care coordination and transitions, clinical advancements, enhanced patient engagement and informed clinical decision and technology enabled in-home clinical assessments.

Certain general and administrative expenses incurred at the corporate level have not been allocated to the segments.

Acquisitions and Investment

On July 23, 2015, we acquired 100% of the equity of Ingenios Health Co. for approximately 260,000 shares of the Company’s common stock plus $2 million in cash.  Ingenios is a leading provider of technology enabled in-home clinical assessments for Medicare Advantage, Managed Medicaid and Commercial Exchange lives in 7 states and Washington, D.C.  The operating results of Ingenios will be reported in our

Healthcare Innovations business segment, while the issuance of shares is expected to be dilutive to earnings per share.

On February 24, 2015, we signed a definitive agreement to acquire the stock of WillCare.  WillCare, based in Buffalo NY, reported $72 million in revenue in 2014 with VN and PC branch locations in New York, Connecticut and Ohio.  The purchase price is expected to total between $46 and $53 million based on changes in earnings and working capital between execution of the definitive agreement and the expected close, currently expected in the third quarter of 2015 pending final New York regulatory approval, which is to be heard on August 6, 2015.  The transaction will be funded by borrowings under our bank credit facility.  On March 1, 2015, we acquired the stock of WillCare’s Ohio operations for $3 million.

On January 29, 2015, we invested $1.0 million in a development stage analytics software company, NavHealth, Inc.  The cost basis investment is included in other assets in our balance sheet.  We are not in a position to significantly influence the activities of NavHealth, Inc.

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

On July 10, 2015, the Centers for Medicare and Medicaid Services (CMS) issued its proposed rule for 2016.  CMS is proposing a 1.8% rate cut consisting of a 2.9% market basket update minus a 0.6% productivity adjustment, a 2.5% rebasing cut and a 1.72% case mix adjustment.  CMS is proposing to implement a “Value Based Purchasing” (VBP) demonstration in 9 states under which certain 2016 agency specific performance measures would be used to establish individual agency reimbursement rates for 2018.  The proposed rule is currently open for comment.  The final rule is expected to be released in late October 2015.

Seasonality

Our VN segment operations in Florida, where nearly 34% of that segment’s revenues are generated, normally experience higher admissions during the first quarter and lower admissions during the third quarter than in the other quarters due to seasonal population fluctuations.

RESULTS OF OPERATIONS

SECOND QUARTER

Consolidated

(In thousands)

	Three months ended
	July 3, 2015		June 30, 2014		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Home Health Operations
Net service revenues:
Visiting Nurse	$97,748	76.8%	$96,776	77.5%	$972	1.0%
Personal Care	29,488	23.2%	28,160	22.5%	1,328	4.7%
	127,236	100.0%	124,936	100.0%	2,300	1.8%
Operating income before corporate expenses:
Visiting Nurse	12,362	12.6%	12,445	12.9%	(83)	-0.7%
Personal Care	3,724	12.6%	3,501	12.4%	223	6.4%
	16,086	12.6%	15,946	12.8%	140	0.9%
Healthcare Innovations
Revenue	130		256		(126)	-49.2%
Operating loss before noncontrolling interest	(402)	NM	(427)	NM	25	-5.9%

Corporate expenses	6,898	5.4%	7,268	5.8%	(370)	-5.1%
Deal, transition and other	206	0.2%	1,243	1.0%	(1,037)	-83.4%
Operating income	8,580	6.7%	7,008	5.6%	1,572	22.4%
Interest expense, net	(392)	-0.3%	(329)	-0.3%	(63)	19.1%
Income tax expense	(3,393)	-2.7%	(2,618)	-2.1%	(775)	29.6%
Net income from continuing operations	$4,795	3.8%	$4,061	3.2%	$734	18.1%

Adjusted EBITDA-HHO (1)	$10,606	8.3%	$10,264	8.2%	$342	3.3%
Adjusted Earnings-HHO (1)	$5,293	4.2%	$4,921	3.9%	$372	7.6%

(1)          See Page 24 for GAAP reconciliation of Adjusted EBITDA from home health operations and Adjusted earnings from home health operations.

Home health operating net revenues increased $2.3 million, or 1.8%, to $127.2 million primarily on favorable Medicare reimbursement rates. Operating income from home health operations grew $0.1 million, primarily in the PC Segment, due to acquired operations and mix changes. Refer to VN and PC segment discussions below for further home health division operating performance details. Refer to “Fiscal Year End” related to our 52-53 reporting calendar conversion.

Corporate expenses declined as a percent of revenues to 5.4% in the 2015 period from 5.8% resulting primarily from higher management incentives in the 2014 period due to relative performance against plan on a year to date basis. Deal and transition costs declined by $1.0 million to $0.2 million from $1.2 million in 2014 as the transition of our 2013 acquisitions were completed during 2014. Deal and transition costs in 2015 were related to the WillCare and Ingenios acquisitions.

Our effective tax rate for the second quarter of 2015 was 40.3% compared to 39.2% for the second quarter of 2014. The higher income tax rate in 2015 occurred primarily due to the expiration of the Work Opportunity Tax Credit.

Visiting Nurse Segment

	Three months ended
	July 3, 2015		June 30, 2014		Change
(In thousands, except for statistics)	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$97,748	100.0%	$96,776	100.0%	$972	1.0%
Cost of service revenues	46,499	47.6%	46,344	47.9%	155	0.3%
Gross margin	51,249	52.4%	50,432	52.1%	817	1.6%
General and administrative expenses:
Salaries and benefits	28,313	29.0%	27,987	28.9%	326	1.2%
Other	10,574	10.8%	10,000	10.3%	574	5.7%
Total general and administrative expenses	38,887	39.8%	37,987	39.3%	900	2.4%
Operating income before corporate expenses	$12,362	12.6%	$12,445	12.9%	$(83)	-0.7%

Average number of locations	162		173		(11)	-6.4%

All payors:
Patient months	81,067		80,412		655	0.8%
Admissions	24,920		24,545		375	1.5%
Billable visits	638,479		637,361		1,118	0.2%

Medicare:
Admissions (1)	22,367	90%	21,876	89%	491	2.2%
Revenue (in thousands)	$93,673	96%	$92,412	95%	$1,261	1.4%
Revenue per admission	$4,188		$4,224		$(36)	-0.9%
Billable visits (1)	577,358	90%	576,001	90%	1,357	0.2%
Recertifications	11,384		12,140		(756)	-6.2%
Payor mix % of Admissions
Traditional Medicare Episodic	84.4%		84.5%		-0.1%
Replacement Plans Paid Episodically	4.0%		3.2%		0.8%
Replacement Plans Paid Per Visit	11.6%		12.3%		-0.7%

Non-Medicare:
Admissions (1)	2,553	10%	2,669	11%	(116)	-4.3%
Revenue (in thousands)	$4,075	4%	$4,364	5%	$(289)	-6.6%
Revenue per admission	$1,596		$1,635		$(39)	-2.4%
Billable visits (1)	61,121	10%	61,360	10%	(239)	-0.4%
Recertifications	480		470		10	2.1%
Payor mix % of Admissions
Medicaid & other governmental	30.8%		22.0%		8.8%
Private payors	69.2%		78.0%		-8.8%

(1)  Percentages pertain to percentage of total admissions or total billable visits, as applicable.

VN segment net revenue increased by $1.0 million to $97.7 million from $96.8 million in the prior year period primarily due to an approximately 1% effective rate increase from Medicare.  The average number of locations declined due to the 2014 combination of certain branches with overlapping service territory in Florida following the SunCrest acquisition.

Cost of service revenues were essentially unchanged on a per visit basis which combined with the effective Medicare rate increase which led to a slightly higher gross margin.  General and administrative expenses — Salaries and benefits increased 1.2% primarily due to higher wage rates.  General and administrative expenses — Other increased primarily due to higher provision for uncollectible accounts.

As a result, VN segment operating income before corporate expenses was $12.4 million for both periods, while VN segment operating income as percentage of revenue decreased to 12.6% from 12.9% in the prior year period.

Personal Care Segment

	Three months ended
	July 3, 2015		June 30, 2014		Change
(In thousands, except for statistics)	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$29,488	100.0%	$28,160	100.0%	$1,328	4.7%
Cost of service revenues	19,825	67.2%	19,144	68.0%	681	3.6%
Gross margin	9,663	32.8%	9,016	32.0%	647	7.2%
General and administrative expenses:
Salaries and benefits	3,878	13.2%	3,573	12.7%	305	8.5%
Other	2,061	7.0%	1,942	6.9%	119	6.1%
Total general and administrative expenses	5,939	20.1%	5,515	19.6%	424	7.7%
Operating income before corporate expenses	$3,724	12.6%	$3,501	12.4%	$223	6.4%

Average number of locations	62		61		1	1.6%

Admissions	1,651		1,653		(2)	-0.1%
Patient months of care	23,722		22,502		1,220	5.4%
Billable hours	1,317,978		1,348,504		(30,526)	-2.3%
Revenue per billable hour	$22.37		$20.88		$1.49	7.1%

Net service revenues increased $1.3 million, or 4.7%, to $29.5 million in 2015 from $28.2 million in 2014.  Approximately $0.9 million of the revenue increase came from the WillCare Ohio acquisition and the balance came from changes in business mix.  Cost of service revenues as a percentage of Net service revenues decreased slightly to 67.2% in 2015 from 68.0% in 2014, primarily due to changes in business mix.

Total general and administrative expenses as a percent of net service revenues increased to 20.2% in 2015 from 19.6% in 2014, primarily due to a $0.3 million increase in bad debt provision in certain states that transitioned to Medicaid Management Care providers.

PC segment operating income before corporate expenses increased to $3.7 million from $3.5 million in 2014, while operating income before corporate expenses as percentage of revenue increased 0.2%.

YEAR TO DATE

Consolidated

(In thousands)

	Six months ended
	July 3, 2015		June 30, 2014		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Home Health Operations
Net service revenues:
Visiting Nurse	$197,283	77.2%	$189,949	77.5%	$7,334	3.9%
Personal Care	58,249	22.8%	55,020	22.5%	3,229	5.9%
	255,532	100.0%	244,969	100.0%	10,563	4.3%
Operating income before corporate expenses:
Visiting Nurse	24,786	12.6%	21,193	11.2%	3,593	17.0%
Personal Care	6,599	11.3%	6,140	11.2%	459	7.5%
	31,385	12.3%	27,333	11.2%	4,052	14.8%
Healthcare Innovations
Revenue	233		563		(330)	-58.6%
Operating loss before noncontrolling interest	(919)	NM	(683)	NM	(236)	34.6%

Corporate expenses	13,900	5.4%	12,966	5.3%	934	7.2%
Deal, transition and other	614	0.2%	4,357	1.8%	(3,743)	-85.9%
Operating income	15,952	6.2%	9,327	3.8%	6,625	71.0%
Interest expense, net	(753)	-0.3%	(677)	-0.3%	(76)	11.2%
Income tax expense	(6,380)	-2.5%	(3,435)	-1.4%	(2,945)	85.7%
Net income from continuing operations	$8,819	3.4%	$5,215	2.1%	$3,604	69.1%

Adjusted EBITDA-HHO (1)	$20,442	8.0%	$17,505	7.1%	$2,937	16.8%
Adjusted Earnings-HHO (1)	$10,112	4.0%	$8,210	3.4%	$1,902	23.2%

(1)          See Page 24 for GAAP reconciliation of Adjusted EBITDA from home health operations and Adjusted earnings from home health operations.

Home health operating net revenues increased $10.6 million, or 4.3%, to $255.5 million on higher volumes and rates.  Operating income from home health operations grew $4.0 million, primarily in the VN Segment, where additional volumes and favorable Medicare reimbursement combined to increase our operating margin by 1.4%.  Refer to VN and PC segment discussions below for further home health division operating performance details.  Refer to “Fiscal Year End” related to our 52-53 reporting calendar conversion.

Our Healthcare Innovations operating loss deteriorated slightly as lower monthly fee revenues were only partially offset by lower labor and administrative expenses.

Corporate expenses for 2015 increased slightly as a percentage of revenue to 5.4% from 5.3% in the prior year period, primarily related to support for acquisitions and organic growth.  Deal and transition costs declined by $3.7 million to $0.6 million from $4.4 million in 2014 as the transition of our 2013 acquisitions were completed during 2014.  Deal and transition costs in 2015 were related to the WillCare and Ingenios acquisitions.

Our year to date effective tax rate for 2015 was 40.4% compared to 39.7% for the prior year.  The higher income tax rate in 2015 occurred primarily due to the expiration of the Work Opportunity Tax Credit.

Visiting Nurse Segment

	Six months ended
	July 3, 2015		June 30, 2014		Change
(In thousands, except for statistics)	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$197,283	100.0%	$189,949	100.0%	$7,334	3.9%
Cost of service revenues	94,583	47.9%	93,031	49.0%	1,552	1.7%
Gross margin	102,700	52.1%	96,918	51.0%	5,782	6.0%
General and administrative expenses:
Salaries and benefits	56,991	28.9%	55,146	29.0%	1,845	3.3%
Other	20,923	10.6%	20,579	10.8%	344	1.7%
Total general and administrative expenses	77,914	39.5%	75,725	39.9%	2,189	2.9%
Operating income before corporate expenses	$24,786	12.6%	$21,193	11.2%	$3,593	17.0%

Average number of locations	162		174		(12)	-6.9%

All payors:
Patient months	162,049		159,600		2,449	1.5%
Admissions	51,199		49,651		1,548	3.1%
Billable visits	1,281,071		1,248,405		32,666	2.6%

Medicare:
Admissions (1)	46,089	90%	44,337	89%	1,752	4.0%
Revenue (in thousands)	$188,794	96%	$181,388	95%	$7,406	4.1%
Revenue per admission	$4,096		$4,091		$5	0.1%
Billable visits (1)	1,161,796	91%	1,128,402	90%	33,394	3.0%
Recertifications	23,311		24,055		(744)	-3.1%
Payor mix % of Admissions
Traditional Medicare Episodic	84.3%		83.9%		0.4%
Replacement Plans Paid Episodically	4.0%		3.2%		0.8%
Replacement Plans Paid Per Visit	11.7%		12.9%		-1.2%

Non-Medicare:
Admissions (1)	5,110	10%	5,314	11%	(204)	-3.8%
Revenue (in thousands)	$8,489	4%	$8,561	5%	$(72)	-0.8%
Revenue per admission	$1,661		$1,611		$50	3.1%
Billable visits (1)	119,275	9%	120,003	10%	(728)	-0.6%
Recertifications	907		934		(27)	-2.9%
Payor mix % of Admissions
Medicaid & other governmental	30.8%		21.6%		9.2%
Private payors	69.2%		78.4%		-9.2%

(1)  Percentages pertain to percentage of total admissions or total billable visits, as applicable.

VN segment net revenue increased by $7.3 million to $197.3 million from $189.9 million in the prior year period primarily due to higher volumes and an effective Medicare rate increase of about 1%.  The average number of locations declined due to the 2014 combination of certain branches with overlapping service territory in Florida following the SunCrest acquisition.

Gross margin as a percent of revenue increased 1.1% primarily due to the Medicare rate increase.  General and administrative expenses — Salaries and benefits increased due to a combination of higher patient months and higher wage rates.  General and administrative expenses — Other increased primarily due to higher provision for uncollectible accounts.

As a result, VN segment operating income before corporate expenses improved to $24.8 million from $21.2 million in the prior year period, while VN segment operating income as percentage of revenue increased to 12.6% from 11.2% in the prior year period.

Personal Care Segment

	Six months ended
	July 3, 2015		June 30, 2014		Change
(In thousands, except for statistics)	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$58,249	100.0%	$55,020	100.0%	$3,229	5.9%
Cost of service revenues	40,022	68.7%	37,893	68.9%	2,129	5.6%
Gross margin	18,227	31.3%	17,127	31.1%	1,100	6.4%
General and administrative expenses:
Salaries and benefits	7,775	13.3%	7,056	12.8%	719	10.2%
Other	3,853	6.6%	3,931	7.1%	(78)	-2.0%
Total general and administrative expenses	11,628	20.0%	10,987	20.0%	641	5.8%
Operating income before corporate expenses	$6,599	11.3%	$6,140	11.2%	$459	7.5%

Average number of locations	62		61		1	1.6%

Admissions	3,078		3,172		(94)	-3.0%
Patient months of care	46,488		44,359		2,129	4.8%
Billable hours	2,604,862		2,635,794		(30,932)	-1.2%
Revenue per billable hour	$22.36		$20.87		$1.49	7.1%

Net service revenues increased $3.2 million, or 5.9%, to $58.2 million in 2015 from $55.0 million in 2014 primarily due to mix changes and the WillCare Ohio acquisition.  Cost of service revenues as a percentage of Net service revenues decreased slightly to 68.7% in 2015 from 68.9% in 2014, primarily due to changes in business mix.

Total general and administrative expenses as a percent of net service revenues was 20.0% in 2015 and 2014.

As a result, PC segment operating income before corporate expenses increased to $6.6 million from $6.1 million in 2014, while operating income before corporate expenses as percentage of revenue increased 0.1%.

Liquidity and Capital Resources

Revolving Credit Facility

At July 3, 2015, we had a senior secured revolving credit facility with JP Morgan Chase Bank, NA, as Administrative Agent, Bank of America, as Syndication Agent, and certain other lenders (the “Facility”).  The Facility consists of a $175 million credit line with a maturity date of November 15, 2020 and an “accordion” feature providing for potential future expansion of the Facility to $250 million.  Borrowings (other than letters of credit) under the credit facility generally will bear interest at a rate varying from the London Interbank Offered Rate (LIBOR) plus 1.75% to LIBOR rate plus 3.00%, depending on leverage.  The Facility is secured by substantially all of our assets and the stock of our subsidiaries.

Borrowings under the Facility are subject to various covenants including a multiple of 3.5 times earnings before interest, taxes, depreciation and amortization (“EBITDA”). “EBITDA” may include “Acquired EBITDA” from pro-forma acquisitions as defined. Borrowings under the New Facility may be used for general corporate purposes, including acquisitions.  Application of the Facility’s borrowing formula as of July 3, 2015, permitted $80.7 million to be used.  We had irrevocable letters of credit totaling $9.8 million outstanding in connection with our self-insurance programs, which resulted in a total of $70.9 million being available for use at July 3, 2015.  As of July 3, 2015, we were in compliance with the various financial covenants.  Under the most restrictive of its covenants, we were required to maintain minimum net worth of at least $172.2 million at July 3, 2015.  At such date, our net worth was approximately $239.3 million.

We believe that this facility plus cash on hand will be sufficient to fund our operating needs and expansion plans for at least the next year.  We will continue to evaluate additional capital, including possible debt and equity investments in the Company, to support a more rapid development of the business than would be possible with internal funds.

Cash Flows

Key elements to the Consolidated Statements of Cash Flows for the six month periods ended July 3, 2015 and June 30, 2014 were:

Net Change in Cash and Cash Equivalents (in thousands)	2015	2014
(Used in) provided by:
Operating activities	$5,026	$(2,098)
Investing activities	(5,147)	(1,704)
Financing activities	(297)	(6,037)
Discontinued operations activities	30	358
Net change in cash and cash equivalents	$(388)	$(9,481)

2015

Net cash provided by operating activities resulted primarily from current period net income of $8.8 million plus certain non-cash items, net of changes in accounts receivable, accounts payable and accrued expenses.  Accounts receivable days sales outstanding, which were 59 at July 3, 2015 and 55 at December 31, 2014 increased due to collection delays, primarily in the PC segment, due to changes in patient enrollment and billing requirements enacted by the Medicaid managed care providers in the states of Tennessee and to a lesser degree Ohio.  Accounts receivable days sales outstanding declined by 3 days during the three months ended July 3, 2015.

Cash used in investing activities was primarily due to our March 1, 2015 acquisition of the stock of WillCare’s Ohio operations for $3.0 million, capital expenditures of $1.1 million and a $1.0 million cost basis investment.

2014

Net cash used in operating activities resulted primarily from current period net income of $5.2 million plus certain non-cash items, net of an increase in accounts receivable, and decreases in accounts payable and accrued expenses.  The cash used in investing activities was primarily due to an April 2014 acquisition and capital expenditures. Cash used in financing activities resulted from $6.0 million of payments on the revolving credit facility.

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

	Three month period ended		Six month period ended
(in thousands)	July 3, 2015	June 30, 2014	July 3, 2015	June 30, 2014
Net income attributable to Almost Family, Inc.	$5,010	$3,961	$9,403	$5,234

Addbacks:
Deal, transition and other, net of tax	123	740	365	2,592
Loss on discontinued operations, net of tax	13	64	8	134
Adjusted earnings	5,146	4,765	9,776	7,960
Healthcare Innovations operating loss after Noncontrolling interest, net of tax	147	156	336	250
Adjusted Earnings-HHO	$5,293	$4,921	$10,112	$8,210

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

The following table sets forth a reconciliation of net income to Adjusted EBITDA-HHO as of July 3 (in thousands):

	Three month period ended		Six month period ended
(in thousands)	July 3, 2015	June 30, 2014	July 3, 2015	June 30, 2014
Net income from continuing operations	$4,795	$4,061	$8,819	$5,215
Add back:
Interest expense	392	329	753	677
Income tax expense	3,393	2,618	6,380	3,435
Depreciation and amortization	862	1,050	1,780	2,152
Stock-based compensation from HHO	485	458	1,005	872
Deal and transition costs	206	1,243	614	4,357
Adjusted EBITDA	10,133	9,759	19,351	16,708
Healthcare Innovation operating loss	473	505	1,091	797
Adjusted EBITDA from HHO	$10,606	$10,264	$20,442	$17,505

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Instruments

The Company does not use derivative instruments.

Market Risk of Financial Instruments

Our primary market risk exposure with regard to financial instruments is to changes in interest rates on long-term obligations.

At July 3, 2015, a hypothetical 100 basis point increase in short-term interest rates would result in a reduction of approximately $0.5 million in our quarter pre-tax earnings.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures — As of July 3, 2015, the Company’s management, with participation of the Company’s Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 3, 2015.

Changes in Internal Control Over Financial Reporting - There were no changes in the Company’s internal control over financial reporting during the second quarter of 2015, that have materially affected, or are reasonably likely to materially affect, Almost Family, Inc.’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Information regarding risk factors appears in our Form 10-K for the year ending December 31, 2014, under the heading “Special Caution Regarding Forward — Looking Statements” and in the Form 10-K Part I, Item 1A. Risk Factors.  There have been no material changes from the risk factors disclosed in our Form 10-K and subsequent Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities (1)

				(d) Maximum Number
Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 4, 2015 - May 1, 2015	—	$—	—	—
May 2, 2015 - May 29, 2015	462	$39.05	—	—
May 30, 2015 - July 3, 2015	1,057	$41.96	—	—
Total	1,519	$41.07	—	—

(1)  Shares were submitted by optionees in lieu of cash purchase price that would have otherwise been due on exercise in transactions approved by the Company’s  Board of Directors.

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

101

Financial statements from the quarterly report on Form 10-Q of Almost Family, Inc. for the quarter ended July 3, 2015, filed on July 30, 2015, formatted in XBRL:  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALMOST FAMILY, INC.

Date July 30, 2015	By:	/s/ William B. Yarmuth
William B. Yarmuth
Chairman of the Board and
Chief Executive Officer

	By:	/s/ C. Steven Guenthner
C. Steven Guenthner
President and
Principal Financial Officer