Form 10-Q
period 2015-10-02
ALMOST FAMILY INC
filed 2015-11-12
CIK 799231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2015

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐              No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock    $0.10 par value

Shares outstanding at November 4, 2015     9,823,132

ALMOST FAMILY, INC. AND SUBSIDIARIES

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	October 2, 2015
	(UNAUDITED)	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,368	$6,886
Accounts receivable - net	85,269	74,602
Prepaid expenses and other current assets	16,260	10,420
Deferred tax assets	6,510	12,230
TOTAL CURRENT ASSETS	114,407	104,138
PROPERTY AND EQUIPMENT - NET	5,344	5,575
GOODWILL	241,568	192,523
OTHER INTANGIBLE ASSETS	61,664	54,402
OTHER ASSETS	2,857	850
TOTAL ASSETS	$425,840	$357,488

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,602	$9,257
Accrued other liabilities	39,142	42,326
Current portion - notes payable and capital leases	—	51
TOTAL CURRENT LIABILITIES	52,744	51,634

LONG-TERM LIABILITIES:
Revolving credit facility	92,297	46,447
Deferred tax liabilities	14,097	23,510
Other liabilities	3,721	2,705
TOTAL LONG-TERM LIABILITIES	110,115	72,662
TOTAL LIABILITIES	162,859	124,296

NONCONTROLLING INTEREST - REDEEMABLE -
HEALTHCARE INNOVATIONS	3,639	3,639

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.05; authorized 2,000 shares; none issued or outstanding	—	—
Common stock, par value $0.10; authorized 25,000; 9,926 and 9,574 issued and outstanding	992	957
Treasury stock, at cost, 103 and 94 shares	(2,731)	(2,392)
Additional paid-in capital	119,023	105,862
Noncontrolling interest - nonredeemable	(737)	(420)
Retained earnings	142,795	125,546
TOTAL STOCKHOLDERS’ EQUITY	259,342	229,553
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$425,840	$357,488

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except per share data)

	Three months ended		Nine months ended
	October 2, 2015	September 30, 2014	October 2, 2015	September 30, 2014
Net service revenues	$131,232	$125,541	$386,997	$371,072
Cost of service revenues (excluding depreciation and amortization)	69,471	66,521	204,142	197,604
Gross margin	61,761	59,020	182,855	173,468
General and administrative expenses:
Salaries and benefits	36,748	34,959	108,973	104,500
Other	15,687	15,036	47,990	46,260
Deal, transition and other non-recurring costs	(1,309)	1,655	(695)	6,012
Total general and administrative expenses	51,126	51,650	156,268	156,772
Operating income	10,635	7,370	26,587	16,696
Interest expense, net	(494)	(401)	(1,247)	(1,078)
Income before income taxes	10,141	6,969	25,340	15,618
Income tax expense	(2,078)	(2,810)	(8,458)	(6,245)
Net income from continuing operations	8,063	4,159	16,882	9,373

Discontinued operations:
(Loss) gain from operations, net of tax of ($1), ($26), ($6) and ($116)	(2)	(39)	(9)	(173)

Net income	8,061	4,120	16,873	9,200
Net (income) loss attributable to noncontrolling interest	(262)	(338)	330	(185)
Net income attributable to Almost Family, Inc.	$7,799	$3,782	$17,203	$9,015

Per share amounts-basic:
Average shares outstanding	9,604	9,347	9,432	9,326
Income from continued operations attributable to Almost Family, Inc.	$0.81	$0.41	$1.82	$0.99
Discontinued operations	—	—	—	(0.02)
Net income attributable to Almost Family, Inc.	$0.81	$0.41	$1.82	$0.97

Per share amounts-diluted:
Average shares outstanding	9,822	9,443	9,649	9,444
Income from continued operations attributable to Almost Family, Inc.	$0.79	$0.40	$1.78	$0.97
Discontinued operations	—	—	—	(0.02)
Net income attributable to Almost Family, Inc.	$0.79	$0.40	$1.78	$0.95

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine months ended
	October 2, 2015	September 30, 2014
Cash flows from operating activities:
Net income	$16,873	$9,200
(Loss) gain on discontinued operations, net of tax	(9)	(173)
Net income from continuing operations	16,882	9,373
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	2,626	3,165
Provision for uncollectible accounts	9,298	6,745
Stock-based compensation	1,455	1,337
Deferred income taxes	3,108	1,569
	33,369	22,189
Change in certain net assets and liabilities, net of the effects of acquisitions:
(Increase) decrease in:
Accounts receivable	(12,580)	(22,167)
Prepaid expenses and other current assets	(4,875)	378
Other assets	(46)	(213)
Accounts payable and accrued expenses	(2,507)	(1,066)
Net cash provided by (used in) operating activities	13,361	(879)
Cash flows from investing activities:
Capital expenditures	(1,753)	(871)
Cost basis investment	(1,000)	—
Acquisitions, net of cash acquired	(55,701)	(964)
Net cash used in investing activities	(58,454)	(1,835)
Cash flows from financing activities:
Credit facility borrowings	163,904	25,542
Credit facility repayments	(118,053)	(29,017)
Debt issuance fees	(1,161)	—
Proceeds from stock option exercises	141	39
Purchase of common stock in connection with share awards	(338)	(52)
Tax impact of share awards	227	(39)
Payment of special dividend	(50)	(35)
Principal payments on notes payable and capital leases	(54)	(654)
Net cash provided by (used in) financing activities	44,616	(4,216)
Cash flows from discontinued operations:
Operating activities	(41)	40
Investing activities	—	2
Net cash from discontinued operations	(41)	42
Net change in cash and cash equivalents	(518)	(6,888)
Cash and cash equivalents at beginning of period	6,886	12,246
Cash and cash equivalents at end of period	$6,368	$5,358

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Unless otherwise indicated, all dollars and share amounts are in thousands, except per share data)

1.Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements for the periods ended October 2, 2015 and September 30, 2014, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations.  Accordingly, the reader of this Form 10-Q is referred to Almost Family, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2014 for further information.  In the opinion of management of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position at October 2, 2015, and the results of operations and cash flows for the periods ended October 2, 2015 and September 30, 2014.  The results of operations for the period ended October 2, 2015 are not necessarily indicative of the operating results for the year.

Effective with the first quarter of 2015 the Company adopted a 52-53 week fiscal reporting calendar under which it will report its annual results going forward in four equal 13-week quarters.  Every fifth year, one quarter will include 14 weeks and that year will include 53 weeks of operating results.  Once fully adopted, this approach will help minimize the impact of calendar differences when comparing different historical periods.

As a result of the change in the fiscal reporting calendar, the quarter ended October 2, 2015 included one fewer day of results than they would have had if the change had not been made, while the year to date period January 1, 2015 through October 2, 2015 included 2 more days of results than they would have had if the change had not been made. Due to the fiscal reporting calendar change, the Independence Day holiday observed on July 3, 2015 was reported in the second quarter of 2015.

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

In April, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30):  Simplifying the Presentation of Debt Issuance Costs.  Subtopic 835-30 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability.  Subtopic 835-30 is effective for annual and interim periods beginning after December 15, 2015. The Company is currently evaluating the effect of the adoption of ASU No 2015-03 on its financial position and results of operations.

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

2.Segment Data

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

The VN segment provides skilled medical services in patients’ homes largely to enable recipients to reduce or avoid periods of hospitalization and/or nursing home care.  Approximately 95% of the VN segment revenues are generated from the Medicare program while the balance is generated from Medicaid and private insurance programs.  VN Medicare revenues include revenues from all Medicare sources including traditional Medicare and Medicare Advantage, whether paid on a per episode basis or a per visit basis.

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

The Company’s Healthcare Innovations business segment was created to house and separately report on our developmental activities outside the traditional home health business platform.  These activities are intended ultimately, whether directly or indirectly, to benefit the Company’s patients and payors through the enhanced provision of home health services.  The activities all share a common goal of improving patient experiences and quality outcomes, while lowering costs.  They include, but are not limited to, items such as: technology, information, population health management, risk-sharing, care-

coordination and transitions, clinical advancements, enhanced patient engagement and informed clinical decision and technology enabled in-home clinical assessments.

	Three months ended		Nine months ended
Consolidated	October 2, 2015	September 30, 2014	October 2, 2015	September 30, 2014
Home Health Operations
Net service revenues:
Visiting Nurse	$98,344	$95,116	$295,627	$285,064
Personal Care	30,837	28,627	89,086	83,647
	129,181	123,743	384,713	368,711
Operating income before corporate expenses:
Visiting Nurse	12,052	11,175	36,935	32,120
Personal Care	3,067	3,136	9,570	9,316
	15,119	14,311	46,505	41,436
Healthcare Innovations
Revenue	2,051	1,798	2,284	2,361
Operating income (loss) before noncontrolling interest	485	1,077	(434)	394
Corporate expenses	6,278	6,363	20,179	19,122
Deal, transition and other	(1,309)	1,655	(695)	6,012
Operating income	10,635	7,370	26,587	16,696
Interest expense, net	(494)	(401)	(1,247)	(1,078)
Income tax expense	(2,078)	(2,810)	(8,458)	(6,245)
Net income from continuing operations	$8,063	$4,159	$16,882	$9,373

3.Capitalized Software Development Costs

The Company capitalizes the cost of internally generated computer software developed for the Company’s own use.  Software development costs of approximately $240 and $74 were capitalized in the three month periods ended October 2, 2015 and September 30, 2014, respectively.  Software development costs of approximately $527 and $266 were capitalized in the nine month periods ended October 2, 2015 and September 30, 2014, respectively. Capitalized software development costs are amortized over the estimated useful life, generally three years, once the software is ready for its intended use.

4.Goodwill and Other Intangible Assets

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

The following table summarizes the activity related to goodwill and other intangible assets for 2015:

		Other Intangible Assets
		Certificates
		of Need and	Trade	Non-compete
	Goodwill	Licenses	Names	Agreements	Total
Balances at 12-31-14	$192,523	$39,611	$14,771	$20	$54,402
Acquisitions	49,045	5,782	1,500	—	7,282
Amortization	—	—	(8)	(12)	(20)
Balances at 10-2-15	$241,568	$45,393	$16,263	$8	$61,664

Acquisitions in the table relate to the WillCare and Ingenios acquisitions discussed further in Note 9, “Acquisitions”.

The following table summarizes the Company’s goodwill and other intangible assets by segment:

		Other Intangible Assets
		Certificates
		of Need and	Trade	Non-compete
	Goodwill	Licences	Names	Agreements	Total
Visiting Nurse	$167,016	$44,493	$12,133	$4	$56,630
Personal Care	57,219	900	4,130	4	5,034
Healthcare Innovations	17,333	—	—	—	—
Balances at 10/2/2015	$241,568	$45,393	$16,263	$8	$61,664

5.Revolving Credit Facility

The Company has a senior secured revolving credit facility with JP Morgan Chase Bank, NA, as Administrative Agent, Bank of America, as Syndication Agent, and certain other lenders (the “Facility”).  The Facility consists of a $175,000 credit line with a maturity date of November 15, 2020 and an “accordion” feature providing for potential future expansion of the Facility to $250,000.  Borrowings (other than letters of credit) under the credit facility generally will bear interest at a rate varying from the London Interbank Offered Rate (LIBOR) plus 1.75% to LIBOR rate plus 3.00%,  depending on leverage.  The Facility is secured by substantially all of the Company’s assets and the stock of its subsidiaries.  Debt issuance costs of $1,200 incurred in connection with credit facility is recorded in prepaid assets and is being amortized through November 15, 2020.

Borrowings under the Facility are subject to various covenants including a multiple of 3.5 times earnings before interest, taxes, depreciation and amortization (“EBITDA”). “EBITDA” may include “Acquired EBITDA” from pro-forma acquisitions as defined. Borrowings under the New Facility may be used for general corporate purposes, including acquisitions.  Application of the Facility’s borrowing formula as of October 2, 2015, permitted an additional $64,800 to be used. The Company had irrevocable letters of credit totaling $9,800 outstanding in connection with the Company’s self-insurance programs, which resulted in a total of $55,000 being available for use at October 2, 2015.  As of October 2, 2015, the Company was in compliance with the various financial covenants.  Under the most restrictive of its covenants, the Company was required to maintain minimum net worth of at least $176,100 at October 2, 2015.  At such date, the Company’s net worth was approximately $259,300.

The effective interest rates on the Company’s borrowings were 2.62% and 2.90% for the three month periods ended October 2, 2015 and September 30, 2014, respectively.

6.Fair Value Measurements

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

7.Earnings per Common Share

A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted earnings per common share is as follows:

	Three months ended		Nine months ended
	October 2, 2015	September 30, 2014	October 2, 2015	September 30, 2014
Basic weighted average outstanding shares	9,604	9,347	9,432	9,326
Add common equivalent shares representing shares issuable upon exercise of dilutive awards	218	96	217	118
Diluted weighted average number of shares	9,822	9,443	9,649	9,444

Anti-dilutive shares excluded from calculation	—	96	20	96

8.Commitments and Contingencies

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

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against the Company by various claimants.  The claims are in various stages of processing and some may ultimately be brought to trial.  The Company is aware of incidents that have occurred through October 2, 2015 that may result in the assertion of additional claims.  The Company currently carries professional and general liability insurance coverage (on a claims made basis) for this exposure with no deductible.  The Company also carries D&O coverage (also on a claims made basis) for potential claims against the Company’s directors and officers, including securities actions, with deductibles ranging from $100 to $200 per claim.

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

During the third quarter of 2015, certain acquisition indemnification and other legal matters were settled resulting in a $4,165 benefit which is included in Deal, transition and other costs in the Consolidated Statements of Income.    Deal, transition and other costs includes a $1,799 provision for bad debts related to a Chapter 7 bankruptcy filing of a payor.

9.Acquisition

On August 29, 2015 the Company acquired 100% of the equity of Bracor, Inc. (dba WillCare).  Based in Buffalo NY, WillCare reported $72,000 in revenue for the year ended December 31, 2014 with VN and PC branch locations in New York, Connecticut and Ohio. The purchase price for the New York and Connecticut operations was $50,843.  The transaction was funded by borrowings under the Company’s bank credit facility.  On March 1, 2015, the Company acquired the stock of WillCare’s Ohio operations for $3,000.  The following table summarizes the preliminary estimate of fair values of the assets acquired and liabilities assumed in the WillCare acquisition (estimates are not complete and subject to change):

Preliminary
Purchase Price
Allocation
Accounts Receivable	$6,965
Property, plant & equipment	209
Other assets	912
Deferred tax assets	3,635
Goodwill	39,355
Other intangibles	7,282
Assets acquired	58,358
Liabilities assumed	(4,515)
Net assets acquired	$53,843

On July 22, 2015, the Company acquired 100% of the equity of Ingenios Health Co. (Ingenios) for $11,372 of the Company’s common stock plus $2,000 in cash.  Ingenios is a leading provider of technology enabled in-home clinical assessments for Medicare Advantage, Managed Medicaid and Commercial Exchange lives in 7 states and Washington, D.C.  The operating results of Ingenios will be reported in our Healthcare Innovations business segment, while the issuance of shares is expected to be dilutive to earnings per share.

Deal and transition costs incurred in conjunction with the WillCare and Ingenios acquisitions were $919 and $1,513, respectively, for the quarter and year to date periods ended October 2, 2015.  Similar amounts for the prior year periods were $1,135 and $5,492, respectively, related to 2013 and 2014 acquisitions.  Such amounts are included in Deal, transition and other costs in the Consolidated Statements of Income.

10.Income Taxes

The Company’s effective income tax rates from continuing operations for the three and nine month periods ended October 2, 2015 and September 30, 2014 were approximately 21.0% and 42.4%, respectively and 32.9% and 40.5%, respectively.  The lower effective tax rate for the 2015 periods was primarily related to the tax treatment of the legal settlement discussed in Note 8, “Commitments and Contingencies”.  Excluding the non-taxable settlement we expect our effective tax rate for 2015 to be approximately 40.5%.

Accounting principles generally accepted in the United States prescribe a recognition threshold and measurement attribute for the accounting and financial statement disclosure of tax positions taken or expected to be taken in a tax return.  The evaluation of a tax position is a two-step process.  The first step requires the Company to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position.  The second step requires the Company to recognize in the financial statements each tax position that meets the more likely than not criteria, measured at the amount of benefit that has a greater than 50% likelihood of being realized.  The Company had $2,100 of unrecognized tax benefits at October 2, 2015, the total amount of which, if recognized, would affect the tax rate.  The Company includes the full amount of unrecognized tax benefits in other liabilities in the Consolidated Balance Sheets.  Additionally, the Company may from time to time be assessed interest and penalties by tax jurisdictions.  Any such assessments historically have been immaterial to the Company’s financial results and are classified as other general and administrative expenses in the consolidated statements of income.

11.Subsequent Events

Management has evaluated all events and transactions that occurred after October 2, 2015.  During this period, the Company had no material subsequent events requiring recognition in the consolidated financial statements.

On November 5, 2015, the Company acquired 100% of the equity of Black Stone Operations, LLC. (Black Stone) for $27,500 in cash, 188 shares of the Company’s common stock, and $5,000 in seller notes.  Black Stone owns and operates nine locations in Ohio.  The operating results will be reported in the Company’s PC and VN segments.

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

Fiscal Year End

Effective with the first quarter of 2015 the Company adopted a 52-53 week fiscal reporting calendar under which it will report its annual results going forward in four equal 13-week quarters.  Every fifth year, one quarter will include 14 weeks and that year will include 53 weeks of operating results.  Once fully adopted, this approach will help minimize the impact of calendar differences when comparing different historical periods.

As a result of the change in the fiscal reporting calendar, the quarter ended October 2, 2015 included one fewer day of results than they would have had if the change had not been made, while the year to date period January 1, 2015 through October 2, 2015 included 2 more days of results than they would have had if the change not been made.  Due to the fiscal reporting calendar change, the Independence Day holiday observed on July 3, 2015 would have otherwise been reported in the current period.

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

Our VN segment provides skilled medical services in patients’ homes largely to enable recipients to reduce or avoid periods of hospitalization and/or nursing home care.  VN Medicare revenues include revenues from all Medicare sources including traditional Medicare and Medicare Advantage, whether paid on a per episode basis or a per visit basis.  Approximately 95% of the VN segment revenues are generated from the Medicare program while the balance is generated from Medicaid and private insurance programs.

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

Acquisitions and Investment

On August 29, 2015, we acquired 100% of the equity of Bracor, Inc. (dba WillCare).  WillCare, based in Buffalo NY, reported $72 million in revenue for the year ended December 31, 2014 with VN and PC branch locations in New York, Connecticut and Ohio.  The purchase price for the New York and Connecticut operations was approximately $50.8 million.

The transaction was funded by borrowings under our bank credit facility.  On March 1, 2015, we acquired the stock of WillCare’s Ohio operations for $3.0 million.

On July 22, 2015, we acquired 100% of the equity of Ingenios Health Co. for approximately $11.4 million of the Company’s common stock plus $2 million in cash.  Ingenios is a leading provider of technology enabled in-home clinical assessments for Medicare Advantage, Managed Medicaid and Commercial Exchange lives in 7 states and Washington, D.C.  The operating results of Ingenios will be reported in our Healthcare Innovations business segment, while the issuance of shares is expected to be dilutive to earnings per share.

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

On October 29, 2015, the Centers for Medicare and Medicaid Services (CMS) issued its CY2016 Home Health Prospective Payment System Rate Update.  CMS is implementing a 0.13% increase in the National, Standardized 60-Day Episode Payment Amount consisting of a 2.9% “market basket” increase minus a 0.6% productivity adjustment, a 2.71% ($80.95 per episode) rebasing cut, a 0.97% case mix creep cut and an increase of 1.87% to maintain budget neutrality with respect to recalibration of the home health case mix model for CY2016.  The impact of recalibration of the case-mix model on the Company results in CY2016 will depend upon the Company’s actual patient mix in that period.  CMS is also implementing a “Value Based Purchasing” (VBP) demonstration in 9 states (including Florida, Tennessee and Massachusetts where the Company has significant operations) under which certain 2016 agency specific performance measures would be used to establish individual agency reimbursement rates for 2018.  Investors are encouraged to read the rule in its entirety at http://federalregister.gov/a/2015-27931.

Seasonality

Our VN segment operations in Florida, where nearly 27% of that segment’s revenues are generated, normally experience higher admissions during the first quarter and lower admissions during the third quarter than in the other quarters due to seasonal population fluctuations.

RESULTS OF OPERATIONS

THIRD QUARTER

Consolidated

(In thousands)

	Three months ended
	October 2, 2015		September 30, 2014		Change
Consolidated	Amount	% Rev	Amount	% Rev	Amount	%
Home Health Operations
Net service revenues:
Visiting Nurse	$98,344	76.1%	$95,116	76.9%	$3,228	3.4%
Personal Care	30,837	23.9%	28,627	23.1%	2,210	7.7%
	129,181	100.0%	123,743	100.0%	5,438	4.4%
Operating income before corporate expenses:
Visiting Nurse	12,052	12.3%	11,175	11.7%	877	7.8%
Personal Care	3,067	9.9%	3,136	11.0%	(69)	-2.2%
	15,119	11.7%	14,311	11.6%	808	5.6%
Healthcare Innovations
Revenue	2,051	100.0%	1,798	100.0%	253	14.1%
Operating income before noncontrolling interest	485	23.6%	1,077	59.9%	(592)	-55.0%

Corporate expenses	6,278	4.8%	6,363	5.1%	(85)	-1.3%
Deal, transition and other costs	(1,309)	-1.0%	1,655	1.3%	(2,964)	-179.1%
Operating income	10,635	8.1%	7,370	5.9%	3,265	44.3%
Interest expense, net	(494)	-0.4%	(401)	-0.3%	(93)	23.2%
Income tax expense	(2,078)	-1.6%	(2,810)	-2.2%	732	-26.0%
Net income from continuing operations	$8,063	6.1%	$4,159	3.3%	$3,904	93.9%

Adjusted EBITDA-HHO (1)	$10,110	7.8%	$9,129	7.4%	$981	10.7%
Adjusted Earnings-HHO (1)	$5,052	3.9%	$4,412	3.6%	$641	14.5%

(1)See Page 23 for GAAP reconciliation of Adjusted EBITDA from home health operations and Adjusted earnings from home health operations.

Home Health revenue increased year over year by $5.4 million primarily as a result of our acquisition of WillCare ($6.9 million).  Refer to VN and PC segment discussions for further operating performance details.  Refer to “Fiscal Year End” related to our 52-53 week reporting calendar conversion.

Our Healthcare Innovations operating income declined primarily due to the expected losses of our third quarter Ingenios acquisition.

Corporate expenses declined as a percent of revenues to 4.8% in the 2015 period from 5.1% resulting primarily from higher management incentives in the 2014 period due to relative performance against plan on a year to date basis.  Deal, transition and other costs for 2015 include a benefit of $4.2 million related to a legal settlement, which was partially offset by the $1.8 million provision for the Chapter 7 bankruptcy filing of a specific payor and $1.1 million of deal and transition costs primarily related to our 2015 acquisitions.  Deal and transition costs of $1.7 million in 2014 primarily related to the completion of the transition of our 2013 acquisitions.

Our effective tax rate for the third quarter of 2015 was 21.0% compared to 42.4% for the third quarter of 2014.  The lower effective tax rate for the 2015 period was primarily related to the tax treatment of the legal settlements discussed in Note 8 to the Consolidated Financial Statements, “Commitments and Contingencies”.  Excluding the non-taxable settlement, we expect our effective tax rate for 2015 to be approximately 40.5%.

Visiting Nurse Segment

(In thousands, except for statistics)

	Three months ended
	October 2, 2015		September 30, 2014		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$98,344	100.0%	$95,116	100.0%	$3,228	3.4%
Cost of service revenues	47,977	48.8%	46,984	49.4%	993	2.1%
Gross margin	50,367	51.2%	48,132	50.6%	2,235	4.6%
General and administrative expenses:
Salaries and benefits	28,312	28.8%	27,165	28.6%	1,147	4.2%
Other	10,003	10.2%	9,792	10.3%	211	2.2%
Total general and administrative expenses	38,315	39.0%	36,957	38.9%	1,358	3.7%
Operating income before corporate expenses	$12,052	12.3%	$11,175	11.7%	$877	7.8%

Average number of locations	164		159		5	3.1%

All payors:
Patients Months	80,940		79,598		1,342	1.7%
Admissions	24,759		24,371		388	1.6%
Billable Visits	645,589		627,517		18,072	2.9%

Medicare:
Admissions (1)	21,876	88.4%	21,531	88.3%	345	1.6%
Revenue (in thousands)	$92,033	93.6%	$90,709	95.4%	$1,324	1.5%
Revenue per admission	$4,207		$4,213		$(6)	(0.1)%
Billable visits (1)	580,709	90.0%	564,626	90.0%	16,083	2.8%
Recertifications	11,966		11,907		59	0.5%
Payor mix % of Admissions
Traditional Medicare Episodic	84.6%		84.0%		0.6%
Replacement Plans Paid Episodically	4.1%		3.8%		0.3%
Replacement Plans Paid Per Visit	11.3%		12.2%		(0.9)%

Non-Medicare:
Admissions (1)	2,883	11.6%	2,840	11.7%	43	1.5%
Revenue (in thousands)	$6,311	6.4%	$4,407	4.6%	$1,904	43.2%
Revenue per admission	$2,189		$1,552		$637	41.1%
Billable visits (1)	64,880	10.0%	62,891	10.0%	1,989	3.2%
Recertifications	774		432		342	79.2%
Payor mix % of Admissions
Medicaid & other governmental	30.6%		24.1%		6.5%
Private payors	69.4%		75.9%		(6.5)%

(1)Percentages pertain to percentage of total admissions or total billable visits, as applicable.

VN segment net revenue increased primarily due to the WillCare acquisition which increased net service revenues by $3.5 million and operating income before corporate expenses by $0.6 million.  The WillCare acquisition also increased the average number of locations.

Excluding the effects of the WillCare acquisition, cost of service revenues were essentially unchanged on a per visit basis which, combined with the effective Medicare rate increase, led to a slightly higher gross margin.

Excluding effects of the WillCare acquisition, general and administrative expenses – Salaries and benefits increased 1.7% primarily due to higher health and dental insurance expense.  General and administrative expenses – Other increased primarily due to higher provision for uncollectible accounts.

As a result, VN segment operating income before corporate expenses increased 7.8% to $12.1 million from $11.2 million in the prior year, while VN segment operating income as percentage of revenue increased to 12.3% from 11.7% in the prior year period.

Personal Care Segment

(In thousands, except for statistics)

	Three months ended
	October 2, 2015		September 30, 2014		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$30,837	100.0%	$28,627	100.0%	$2,210	7.7%
Cost of service revenues	21,033	68.2%	19,474	68.0%	1,559	8.0%
Gross margin	9,804	31.8%	9,153	32.0%	651	7.1%
General and administrative expenses:
Salaries and benefits	4,310	14.0%	3,702	12.9%	608	16.4%
Other	2,427	7.9%	2,315	8.1%	112	4.8%
Total general and administrative expenses	6,737	21.8%	6,017	21.0%	720	12.0%
Operating income before corporate expenses	$3,067	9.9%	$3,136	11.0%	$(69)	-2.2%

Average number of locations	66		61		5	8.2%

Admissions	1,725		1,667		58	3.5%
Patient months of care	25,419		22,663		2,756	12.2%
Billable hours	1,384,466		1,352,720		31,746	2.3%
Revenue per billable hour	$22.27		$21.16		$1.11	5.2%

PC segment net service revenues increased primarily due to the WillCare acquisition which increased net service revenues by $3.4 million and operating income before corporate expenses by $0.6 million.

Excluding effects of the WillCare acquisition, net service revenues decreased $1.2 million, or 4.1%, primarily due to changes in business mix.  Cost of service revenues as a percentage of net service revenues increased slightly to 68.4% in 2015 from 68.0% in 2014, primarily due to changes in business mix.

Excluding the effects of the WillCare acquisition, total general and administrative expenses as a percent of net service revenues increased to 22.5% in 2015 from 21.0% in 2014, primarily due to the impact of changes in business mix on revenue.

PC segment operating income before corporate expenses was $3.1 million in both periods, while operating income before corporate expenses as a percentage of revenue decreased 1.1%.

YEAR TO DATE

Consolidated

(In thousands)

	Nine months ended
	October 2, 2015		September 30, 2014		Change
Consolidated	Amount	% Rev	Amount	% Rev	Amount	%
Home Health Operations
Net service revenues:
Visiting Nurse	$295,627	76.8%	$285,064	77.3%	$10,563	3.7%
Personal Care	89,086	23.2%	83,647	22.7%	5,439	6.5%
	384,713	100.0%	368,711	100.0%	16,002	4.3%
Operating income before corporate expenses:
Visiting Nurse	36,935	12.5%	32,120	11.3%	4,815	15.0%
Personal Care	9,570	10.7%	9,316	11.1%	254	2.7%
	46,505	12.1%	41,436	11.2%	5,069	12.2%
Healthcare Innovations
Revenue	2,284	100.0%	2,361	100.0%	(77)	-3.3%
Operating (loss) income before noncontrolling interest	(434)	-19.0%	394	16.7%	(828)	-210.2%

Corporate expenses	20,179	5.2%	19,122	5.2%	1,057	5.5%
Deal, transition and other costs	(695)	-0.2%	6,012	1.6%	(6,707)	-111.6%
Operating income	26,587	6.9%	16,696	4.5%	9,891	59.2%
Interest expense, net	(1,247)	-0.3%	(1,078)	-0.3%	(169)	15.7%
Income tax expense	(8,458)	-2.2%	(6,245)	-1.7%	(2,213)	35.4%
Net income from continuing operations	$16,882	4.4%	$9,373	2.5%	$7,509	80.1%

Adjusted EBITDA-HHO(1)	$30,551	7.9%	$26,634	7.2%	$3,917	14.7%
Adjusted Earnings-HHO(1)	$15,165	3.9%	$12,621	3.4%	$2,544	20.2%

(1)See Page 23 for GAAP reconciliation of Adjusted EBITDA from home health operations and Adjusted earnings from home health operations.

Approximately $8.2 million of our $16.0 million year over year increase in home health revenue was a result of our acquisition of WillCare.  Refer to VN and PC segment discussions for further operating performance details.  Refer to “Fiscal Year End” related to our 52-53 week reporting calendar conversion.

Our Healthcare Innovations operating loss was primarily due to the expected losses of our third quarter Ingenios acquisition.

Corporate expenses as a percentage of revenue were 5.2%  in both periods.    Deal, transition and other costs for 2015 include a benefit of $4.2 million related to a legal settlement, which was partially offset by the $1.8 million provision for the Chapter 7 bankruptcy filing of a specific payor and $1.7 million of deal and transition costs primarily related to our 2015 acquisitions.  Deal and transition costs in 2014 primarily related to the completion of the transition of our 2013 acquisitions.

The effective tax rate for the nine months of 2015 was 32.9% compared to 40.5% for the nine months of 2014.  The lower effective tax rate for the 2015 period was primarily related to the tax treatment of the legal settlement discussed in Note 8 to the the Consolidated Financial Statements, “Commitments and Contingencies”.  Excluding the non-taxable settlement, we expect our effective tax rate for 2015 to be approximately 40.5%.

Visiting Nurse Segment

(In thousands, except for statistics)

	Nine months ended
	October 2, 2015		September 30, 2014		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$295,627	100.0%	$285,064	100.0%	$10,563	3.7%
Cost of service revenues	142,560	48.2%	140,014	49.1%	2,546	1.8%
Gross margin	153,067	51.8%	145,050	50.9%	8,017	5.5%
General and administrative expenses:
Salaries and benefits	85,206	28.8%	82,473	28.9%	2,733	3.3%
Other	30,926	10.5%	30,457	10.7%	469	1.5%
Total general and administrative expenses	116,132	39.3%	112,930	39.6%	3,202	2.8%
Operating income before corporate expenses	$36,935	12.5%	$32,120	11.3%	$4,815	15.0%

Average number of locations	162		169		(7)	-4.1%

All payors:
Patients Months	242,989		239,198		3,791	1.6%
Admissions	75,958		74,022		1,936	2.6%
Billable Visits	1,926,660		1,875,922		50,738	2.7%

Medicare:
Admissions (1)	67,965	89.5%	65,868	89.0%	2,097	3.2%
Revenue (in thousands)	$280,827	95.0%	$273,441	95.9%	$7,386	2.7%
Revenue per admission	$4,132		$4,151		$(19)	-0.5%
Billable visits (1)	1,742,505	90.4%	1,693,028	90.3%	49,477	2.9%
Recertifications	35,277		35,962		(685)	-1.9%
Payor mix % of Admissions
Traditional Medicare Episodic	84.4%		83.9%		0.5%
Replacement Plans Paid Episodically	4.0%		3.4%		0.6%
Replacement Plans Paid Per Visit	11.6%		12.7%		(1.1)%

Non-Medicare:
Admissions (1)	7,993	10.5%	8,154	11.0%	(161)	-2.0%
Revenue (in thousands)	$14,800	5.0%	$11,623	4.1%	$3,177	27.3%
Revenue per admission	$1,852		$1,425		$426	29.9%
Billable visits (1)	184,155	9.6%	182,894	9.7%	1,261	0.7%
Recertifications	1,681		1,366		315	23.1%
Payor mix % of Admissions
Medicaid & other governmental	30.7%		22.5%		8.2%
Private payors	69.3%		77.5%		(8.2)%

(1)Percentages pertain to percentage of total admissions or total billable visits, as applicable.

VN segment net revenue includes results of the WillCare acquisition which increased net service revenues by $3.5 million and operating income before corporate expenses by $0.6 million.

Excluding the effects of the WillCare acquisition, VN segment net revenue increased by $7.1 million to $292.1 million from $285.1 million in the prior year period primarily due to higher volumes and an effective Medicare rate increase of about 1%.  The average number of locations declined due to the 2014 combination of certain branches with overlapping service territory in Florida following the SunCrest acquisition.

Gross margin as a percent of revenue increased 0.9% primarily due to organic volume growth, the Medicare rate increase and a lower cost per visit.  Total general and administrative expenses declined slightly as a percentage of revenue to 39.3% from 39.6% in the prior year period primarily due to organic volume growth and the Medicare rate increase.

As a result, VN segment operating income before corporate expenses improved to $36.9 million from $32.1 million in the prior year period, while VN segment operating income as percentage of revenue increased to 12.5% from 11.3% in the prior year period.

Personal Care Segment

(In thousands, except for statistics)

	Nine months ended
	October 2, 2015		September 30, 2014		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$89,086	100.0%	$83,647	100.0%	$5,439	6.5%
Cost of service revenues	61,055	68.5%	57,367	68.6%	3,688	6.4%
Gross margin	28,031	31.5%	26,280	31.4%	1,751	6.7%
General and administrative expenses:
Salaries and benefits	12,181	13.7%	10,758	12.9%	1,423	13.2%
Other	6,280	7.0%	6,206	7.4%	74	1.2%
Total general and administrative expenses	18,461	20.7%	16,964	20.3%	1,497	8.8%
Operating income before corporate expenses	$9,570	10.7%	$9,316	11.1%	$254	2.7%

Average number of locations	64		61		3	4.9%

Admissions	4,803		4,839		(36)	-0.7%
Patient months of care	71,907		67,022		4,885	7.3%
Billable hours	3,989,328		3,988,514		814	0.0%
Revenue per billable hour	$22.33		$20.97		$1.36	6.5%

PC segment net revenue increased primarily due to the WillCare acquisition which increased net service revenues by $4.7 million and operating income before corporate expenses by $0.7 million.

Excluding the effects of the WillCare acquisition, net service revenues increased $0.7 million, or 0.9%, to $84.4 million in 2015 from $83.6 million in 2014 primarily due to mix changes.  Cost of service revenues as a percentage of net service revenues decreased slightly to 68.5% in 2015 from 68.6% in 2014, primarily due to changes in business mix.

Total general and administrative expenses increased slightly as a percent of net service revenues to 20.7% from 20.3% in 2014, primarily due to impact of changes in business mix on revenue.

As a result, PC segment operating income before corporate expenses increased to $9.6 million from $9.3 million in 2014, while operating income before corporate expenses as percentage of revenue declined 0.4%.

Liquidity and Capital Resources

Revolving Credit Facility

We have a senior secured revolving credit facility with JP Morgan Chase Bank, NA, as Administrative Agent, Bank of America, as Syndication Agent, and certain other lenders (the “Facility”).  The Facility consists of a $175 million credit line with a maturity date of November 15, 2020 and an “accordion” feature providing for potential future expansion of the Facility to $250 million.  Borrowings (other than letters of credit) under the credit facility generally will bear interest at a rate varying from the London Interbank Offered Rate (LIBOR) plus 1.75% to LIBOR rate plus 3.00%, depending on leverage.  The Facility is secured by substantially all of our assets and the stock of our subsidiaries.  Debt issuance costs of $1.2 million incurred in connection with credit facility is recorded in prepaid assets and is being amortized through November 15, 2020.

Borrowings under the Facility are subject to various covenants including a multiple of 3.5 times earnings before interest, taxes, depreciation and amortization (“EBITDA”). “EBITDA” may include “Acquired EBITDA” from pro-forma acquisitions as defined. Borrowings under the New Facility may be used for general corporate purposes, including acquisitions.  Application of the Facility’s borrowing formula as of October 2, 2015, permitted $64.8 million to be used.  We had irrevocable letters of credit totaling $9.8 million outstanding in connection with our self-insurance programs, which resulted in a total of $55.0 million being available for use at October 2, 2015.  As of October 2, 2015, we were in compliance with the various financial covenants.  Under the most restrictive of its covenants, we were required to maintain minimum net worth of at least $176.1 million at October 2, 2015.  At such date, our net worth was approximately $259.3 million.

We believe that this facility plus cash on hand will be sufficient to fund our operating needs and expansion plans for at least the next year.  We will continue to evaluate additional capital, including possible debt and equity investments in the Company, to support a more rapid development of the business than would be possible with internal funds.

Cash Flows

Key elements to the Consolidated Statements of Cash Flows for the nine month periods ended October 2, 2015 and September 30, 2014 were:

Net Change in Cash and Cash Equivalents (in thousands)	2015	2014
Provided by (used in):
Operating activities	$13,361	$(879)
Investing activities	(58,454)	(1,835)
Financing activities	44,616	(4,216)
Discontinued operations	(41)	42
Net decrease in cash and cash equivalents	$(518)	$(6,888)

2015

Net cash provided by operating activities resulted primarily from current period net income of $16.9 million plus certain non-cash items, net of changes in accounts receivable, accounts payable and accrued expenses.  Accounts receivable days sales outstanding, which were 56 at October 2, 2015 and 55 at December 31, 2014, increased due to collection delays, primarily in the PC segment, due to changes in patient enrollment and billing requirements enacted by the Medicaid managed care providers in Tennessee.  Accounts receivable days sales outstanding declined by 3 days during the three months ended October 2, 2015.

Cash used in investing activities was primarily due to our August 29, 2015 acquisition of the stock of WillCare for $50.8 million, our March 1, 2015 acquisition of the stock of WillCare’s Ohio operations for $3.0 million, our July 23, 2015 acquisition of the stock of Ingenios for $2.0 million, capital expenditures of $1.7 million and a $1.0 million cost basis investment.

Cash provided by financing activities resulted from $45.9 million of new borrowings on the revolving credit facility and $1.2 million of debt issuance costs incurred with the new five year $175 million credit facility.

2014

Net cash used in operating activities resulted primarily from current period net income of $9.2 million plus certain non-cash items, net of an increase in accounts receivable, and decreases in accounts payable and accrued expenses.  The cash used in investing activities was primarily due to an April 2014 acquisition and capital expenditures. Cash used in financing activities resulted from $3.5 million of payments on the revolving credit facility.

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

	Three months ended		Nine months ended
(in thousands)	October 2, 2015	September 30, 2014	October 2, 2015	September 30, 2014
Net income attributable to Almost Family, Inc.	$7,799	$3,782	$17,203	$9,015
Addbacks:
Deal, transition and other, net of tax	(2,702)	985	(2,336)	3,577
Loss on discontinued operations, net of tax	2	39	9	173
Adjusted earnings	5,099	4,806	14,876	12,765
Healthcare Innovations operating (gain) loss after NCI, net of tax	(47)	(394)	289	(144)
Adjusted Earnings-HHO	$5,052	$4,412	$15,165	$12,621

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

The following table sets forth a reconciliation of net income to Adjusted EBITDA-HHO as of October 2, 2015:

	Three months ended		Nine months ended
(in thousands)	October 2, 2015	September 30, 2014	October 2, 2015	September 30, 2014
Net income from continuing operations	$8,063	$4,159	$16,882	$9,373
Add back:
Interest expense, net	494	401	1,247	1,078
Income tax expense	2,078	2,810	8,458	6,245
Depreciation and amortization	846	1,012	2,626	3,165
Stock-based compensation	450	465	1,455	1,337
Deal, transition and other costs	(1,309)	1,655	(695)	6,012
Adjusted EBITDA	10,622	10,502	29,973	27,210
Healthcare Innovations operating (gain) loss	(512)	(1,373)	578	(576)
Adjusted EBITDA-HHO	$10,110	$9,129	$30,551	$26,634

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Instruments

The Company does not use derivative instruments.

Market Risk of Financial Instruments

Our primary market risk exposure with regard to financial instruments is to changes in interest rates on long-term obligations.

At October 2, 2015, a hypothetical 100 basis point increase in short-term interest rates would result in a reduction of approximately $0.9 million in our quarter pre-tax earnings.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures – As of October 2, 2015, the Company’s management, with participation of the Company’s Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of October 2, 2015.

Changes in Internal Control Over Financial Reporting - There were no changes in the Company’s internal control over financial reporting during the third quarter of 2015, that have materially affected, or are reasonably likely to materially affect, Almost Family, Inc.’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Information regarding risk factors appears in our Form 10-K for the year ending December 31, 2014, under the heading “Special Caution Regarding Forward – Looking Statements” and in the Form 10-K Part I, Item 1A. Risk Factors.  There have been no material changes from the risk factors disclosed in our Form 10-K and subsequent Form 10-Q.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

2.1

Closing Letter Agreement dated August 28, 2015, as amendment to Share Purchase Agreement dated as of February 2, 2015 by and among Almost Family, Inc., National Health Industries, Inc., Bracor, Inc. and Bracor’s shareholders, Summer Street Capital II, L.P., Summer Street Capital NYS Fund II, L.P., David W. Brason, Todd W. Brason and David W. Brason Multi-Generational Irrevocable Trust (incorporated by reference to Exhibit 2.2 to the Company’s current Report on Form 8-K filed on September 2, 2015) (schedule has been omitted pursuant to Item 601(b)(2) of Regulation S-K.  Almost Family hereby undertakes to furnish supplementally a copy of the omitted schedule upon request by the U.S. Securities and Exchange Commission).

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

101

Financial statements from the quarterly report on Form 10-Q of Almost Family, Inc. for the quarter ended October 2, 2015, filed on November 10, 2015, formatted in XBRL:  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALMOST FAMILY, INC.

Date November 10, 2015	By:	/s/ William B. Yarmuth William B. Yarmuth

Chairman of the Board and Chief Executive Officer

By:	/s/ C. Steven Guenthner
C. Steven Guenthner
President and
Principal Financial Officer