Form 10-K
period 2016-01-01
ALMOST FAMILY INC
filed 2016-03-02
CIK 799231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last day of the second fiscal quarter ended July 3, 2015 was $334,169,264 based on the last sale price of a share of the common stock as of July 2, 2015 ($39.21), as reported by the NASDAQ Global Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 2, 2016
Common Stock, $0.10 par value per share	10,299,575 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2016 definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders are incorporated by reference in Part III to the extent described therein.

PART I		4

Item 1.	Business	4

Item 1A.	Risk Factors	17

Item 1B.	Unresolved Staff Comments	28

Item 2.	Properties	28

Item 3.	Legal Proceedings	28

Item 4.	Mine Safety Disclosures	28

PART II		29

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	29

Item 6.	Selected Financial Data	31

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	50

Item 8.	Financial Statements and Supplementary Data	51

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	77

Item 9A.	Controls and Procedures	77

Item 9B.	Other Information	77

PART III		77

Item 10.	Directors, Executive Officers and Corporate Governance	77

Items 11, 12, 13 and 14. Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions; and Director Independence; and Principal Accountant Fees and Services		78

PART IV		80

Item 15.	Exhibits and Financial Statement Schedules	80

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

PART I

ITEM 1.  BUSINESS

Introduction

Almost Family, Inc. TM and subsidiaries (collectively “Almost Family”) is a leading, regionally focused provider of home health services. We have service locations in Florida, Ohio, Tennessee, New York, Kentucky, Connecticut, New Jersey, Massachusetts, Indiana, Illinois, Pennsylvania, Georgia, Missouri, Mississippi and Alabama (in order of revenue significance in 2015).

We were incorporated in Delaware in 1985.  Through a predecessor merged into the Company in 1991, we have been providing health care services, primarily home health care, since 1976.  We reported approximately $532 million of revenues for the year ended January 1, 2016.  Unless otherwise indicated, the financial information included in Part I is for continuing operations.

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

Our PC segment provides services in patients’ homes primarily on an as-needed, hourly basis.  These services include personal care, medication management, meal preparation, caregiver respite and homemaking. Our services are often provided to patients who would otherwise be admitted to skilled nursing facilities for long term custodial care.  PC revenues are generated on an hourly basis.  Approximately 83% of the PC segment revenues are generated from Medicaid and other government programs while the balance is generated from insurance programs and private pay patients.

The Healthcare Innovations segment includes our developmental activity outside of the traditional home health business platform.

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

•

Drive our costs down, while continuing to provide high quality patient care, by improving the productivity of our work force through improved monitoring, tighter controls, workflow automation, use of technology and other opportunities for efficiency gains;

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

Overview of Our Services

Home Health Division Services

Operating Locations

Our operating locations for our VN and PC Segments in our home health division as of fiscal year end were as follows:

	2015		2014
	Branches		Branches
	Visiting	Personal	Visiting	Personal
Geographic Clusters	Nurse	Care	Nurse	Care
Southeast
Florida	48	7	51	7
Tennessee	23	8	23	8
Georgia	9	—	9	—
Mississippi	2	—	2	—
Alabama	1	—	1	—

Northeast
Pennsylvania	6	2	8	2
New Jersey	6	—	6	—
New York	5	7	—	—
Massachusetts	5	—	5	—
Connecticut	4	8	3	7

Midwest
Kentucky	21	4	21	4
Ohio	16	38	12	33
Indiana	9	—	11	—
Missouri	4	—	4	—
Illinois	3	—	4	—

Total	162	74	160	61

Late in the fourth quarter of 2015, we closed or merged certain underperforming locations in Florida, Pennsylvania, Indiana, and Illinois.  On August 29 and on November 5, 2015, we acquired operating locations in New York and Connecticut, and Ohio, respectively.

Visiting Nurse Services

Our VN segment services consist primarily of the provision of skilled in-home medical services to patients in need of short-term recuperative health care.  Our patients are referred to us by their physicians or upon discharge from a hospital or other type of in-patient facility.  We operate 94 Medicare-certified home health agencies with a total of 162 locations.  In the fiscal year ended January 1, 2016, approximately 94% of our visiting nurse segment revenues were derived from the Medicare program.

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

Personal Care Services

Our PC segment services are also provided in patients’ homes.  These services (generally provided by para-professional staff such as home health aides) are generally of a custodial rather than skilled nature.  Generally, PC revenues are generated on an hourly basis.  We currently operate 74 Personal Care locations.  In the fiscal year ended January 1, 2016, approximately 83% of our personal care segment revenues were derived from the Medicaid program.

Healthcare Innovations Segment

Our HealthCare Innovations (HCI) business segment was created to house and separately report on our developmental activities outside our traditional home health business platform.  These activities are intended ultimately, whether directly or indirectly, to benefit our patients and payers through the enhanced provision of home health services.  HCI activities all share a common goal of improving patient experiences and quality outcomes, while lowering costs.  These include, but are not limited to: technology, information, population health management, risk-sharing, assessments, care coordination and transitions, clinical advancements, enhanced patient engagement and informed clinical decision making.  We believe these activities help us discover valuable insight and experiences that would not otherwise be gained in the routine operation of our core home health business segments.  Further, we believe these innovation activities, will play an important role in collaborating with policy makers, payers, providers, and anyone who assumes financial risk for managing patient populations, to seek to reduce costs, and improve quality by providing increasingly more care for more patients in their homes than ever before.

As discussed further below, the HCI segment now includes: a) Imperium Health Management, an ACO enablement company, b) an investment in NavHealth, a population-health analytics company, c) Ingenios Health, a Nurse-Practitioner-oriented and mobile technology-enabled health risk assessment company primarily serving managed care organizations; and d) Long Term Solutions, an in-home assessment company serving the long-term care insurance industry.

Some of these initiatives are highly speculative and have been made in development stage enterprises.  There can be no assurance that we will receive any return on, or of, the capital we invest in these ventures.  However, we believe these activities already have, and will continue to help us, discover valuable insights and experiences we would not otherwise gain in the routine operation of our core home health business segments.  These endeavors are part of a growing number of care-related innovations and reforms.  We expect more will be attempted over the next several years.

Imperium

Imperium’s purpose is to assist independent primary care physician practices in establishing and successfully operating Accountable Care Organizations (“ACOs”) first made possible by 2010’s Affordable Care Act.  Through improved care management, in a coordinated effort led by primary care physicians, with nurses and home health agencies using evidence-based clinical standards, we seek to reduce avoidable hospitalizations, emergent care, and non-impactful health care services.  We seek to work together with primary care physicians to manage high-cost patients in lower-cost settings, with a goal of generating, and sharing in, savings to the Medicare program.  By linking physicians with home health care through the ACO vehicle we seek to deliver meaningful savings to the healthcare system and participate in a share of those savings under the Medicare Shared Savings Program (“MSSP”) and such other similar models as may evolve in the future.

In the past year, Imperium has rapidly expanded its customer base growing from 3 ACOs under contract in 2013, to 7 in 2014 , 11 in 2015 and 14 in 2016.  In terms of covered Medicare beneficiaries, Imperium has grown from 23,000 in 2013, to 45,000 in 2014 and 85,000 in 2015 and now has 124,000 in 2016.  While we intend to work together toward the development of additional ACO relationships in markets in which Almost Family also provides home health services, Imperium also currently has, and will continue to seek, ACO customers in other service territories.  We own 61.5% of Imperium and consolidate its result in our financial statements.  We report a provision for noncontrolling interests (NCI) to reflect the income or losses attributable to the 38.5% interest that we do not own.  Additionally, due to certain put-call arrangements we also reflect a mandatorily redeemable noncontrolling interest amount of $3.6 million related to Imperium between the liability and equity sections of our balance sheet.

CMS announced the first year financial reconciliation and quality performance results for ACOs in September of 2014, in which, fifty-three ACOs generated shared savings during their first performance year ended December 31, 2013.  ACOs that generated savings earned a performance payment, if they met the quality standard.  CMS announced the second year results in September of 2015.  An Imperium serviced ACO received an MSSP payment in the first and second CMS results. Imperium received its share $1.4 million in 2015 for 2014 services and $1.6 million in 2014 for 2013 services.  There can be no assurance that future payments will be made by CMS, the structure of MSSP payments will remain as currently deployed, or that an MSSP payment will be received in 2016 related to our 2015 services or any future period.

NavHealth

NavHealth is a development-stage enterprise whose business plan is focused on the development of technology-based tools designed to help health systems anticipate and inform a patient’s journey through the health care system.  Among its other objectives, NavHealth seeks to develop and market a software platform designed to assist health care providers, managed care organizations and insurers in their efforts to aggregate patient data from various sources, improve patient engagement, satisfaction and outcomes and lower the overall cost of healthcare delivery.  We are co-invested in NavHealth with founders Aneesh Chopra and Hunch Analytics which Chopra co-founded with Sanju Bansal.  Mr. Bansal is the co-founder and former COO of MicroStrategy (MSTR), a worldwide provider of enterprise software for cloud business intelligence and big data services.  We made an initial $1 million noncontrolling investment in NavHealth on January 29, 2015 and may, at our option, invest another $1 million.  We account for this non-controlling investment under the cost method.

Ingenios Health Co.

Ingenios Health Co. (“Ingenios”) is a provider of technology enabled in-home clinical assessments for Medicare Advantage, Managed Medicaid and Commercial Exchange lives in seven states and Washington, D.C.  We believe new health assessment capabilities provide the key element in the evolution of improved care planning and delivery as healthcare delivery and reimbursement models evolve.

Long-Term Solutions

On January 5, 2016, we acquired Long Term Solutions, Inc.  (“LTS”).  See “Acquisitions” for additional information.  LTS performs in-home nursing assessments for the long-term care insurance industry.  LTS also provides a suite of planning and support services to insurance companies, employers and direct to individuals and families throughout the United States.  LTS, through its network of thousands of assessment service partners provides assessments in all 50 U.S. states and a number of foreign countries.  LTS estimates that the majority of its assessments result in the patient ultimately receiving home health, assisted living or skilled nursing care in accordance with their long-term care insurance benefits.  One of every four of LTS’s 2015 assessments was performed in territories currently served by our home health operations.

The American Association for Long-Term Care Insurance (“AALTCI”) estimates that the industry paid over $7.5 billion in claims covering 273,000 beneficiaries across the US in its most recently studied year and that over two thirds of all newly-opened long term care insurance claims paid for care in the home or in an assisted living community setting.  The AALTCI also reported total benefit payments increased by 13 percent and the number of long term care insurance policyholders on claim grew 3.4 percent.  According to the National Association of Insurance Commissioners (“NAIC”) the top 100 plans in the US cover 7.2 million lives.

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

The following table sets forth our revenues from operations derived from each major payor class during the indicated periods (by percentage of net revenues) for the fiscal years ended:

Payor Group	January 1, 2016	December 31, 2014	December 31, 2013
Medicare	71.4%	72.4%	71.2%
Medicaid and Other Government Programs	22.5%	19.6%	22.5%
Insurance and private pay	6.1%	8.0%	6.3%

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

2016 Acquisitions

On January 5, 2016, we acquired 100% of the equity of Long Term Solutions, Inc. (“LTS”).  LTS is a provider of in-home nursing assessments for the long-term care insurance industry.  LTS provides assessments in all 50 U.S. states and a number of foreign countries.  The purchase price of $37 million was funded through borrowings on the Company’s bank credit facility, seller notes and issuance of the Company’s common stock.  LTS’s post acquisition operating results will be reported in our Healthcare Innovations business segment.

On January 5, 2016, we purchased the assets of a Medicare-certified home health agency owned by Bayonne Visiting Nurse Association (‘Bayonne”) located in New Jersey.  Bayonne’s post acquisition operating results will be reported in our VN segment.

2015 Acquisitions

On November 5, 2015, we acquired the stock of Black Stone Operations, LLC (“Black Stone”).  Black Stone is a provider of in-home personal care and skilled home health services in western Ohio and operates under the name “Home Care by Black Stone.”  The purchase price of $40 million was funded through borrowings on the Company’s bank credit facility, seller notes and issuance of the Company’s common stock.  Black Stone’s post acquisition operating results are reported in our VN and PC segments.

On July 22, 2015, we acquired 100% of the equity of Ingenios Health Co. (“Ingenios”) for approximately $11.4 million of the Company’s common stock plus $2 million in cash.  Ingenios is a leading provider of technology enabled in-home clinical assessments for Medicare Advantage, Managed Medicaid and Commercial Exchange lives in seven states and Washington, D.C.  The post acquisition operating results of Ingenios are reported in our Healthcare Innovations business segment.

On August 29, 2015, we acquired 100% of the equity of Bracor, Inc. (dba “WillCare”).  Willcare, based in Buffalo, NY, owned and operated VN and PC branch locations in New York (12) and Connecticut (1).  The purchase price was approximately $50.8 million.  The transaction was funded by borrowings under the Company’s bank credit facility.  WillCare’s New York and Connecticut post acquisition operating results are reported in our VN and PC segments.

On March 1, 2015, we acquired the stock of WillCare’s Ohio operations for $3.0 million.  WillCare’s Ohio post acquisition operating results are reported in our VN and PC segments.

On January 29, 2015, we acquired a noncontrolling interest in a development stage analytics and software company, NavHealth, Inc. (“NavHealth”).  The investment is an asset of our Healthcare Innovations segment.

2014 Acquisitions

During 2014, we completed a small acquisition using cash on hand to expand existing VN segment operations in Kentucky.

2013 Acquisitions

On December 6, 2013, we acquired the stock of Omni Home Health Holdings, Inc. (“SunCrest”).  The total purchase price was $76.6 million.  The transaction was funded primarily from borrowings from our senior secured revolving credit facility and cash on hand.  SunCrest’s post acquisition operating results are included in our VN segment and our PC segment.

On October 4, 2013, we acquired a controlling interest in Imperium Health Management, LLC (“Imperium”).  Imperium is a development-stage enterprise that provides strategic health management services to Accountable Care Organizations (“ACOs”).  We acquired 61.5% interest for a total of $5.8 million.  The transaction was funded with cash on hand.  Imperium’s post acquisition operating results are included in our Healthcare Innovations segment.

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

Our healthcare innovations segment competes in new industries, some of which were created by the Patient Protection and Affordable Care Act (the “ACA”), signed into law in March 2010.  In certain cases, we operate in relatively new and unproven markets which include new competitors that are identified regularly and which range in size from start-up companies to larger publicly held companies like Universal American Corp. (NYSE: UAM).  We market our services directly to our customers.

Government Regulation

Medicare Home Health Program

Payment Methodology

As shown in “Compensation for Services” above, approximately 71% of our 2015 consolidated net service revenues were derived from the Medicare Program.  Medicare reimburses home health care providers under the Prospective Payment System (“PPS”), which pays a fixed, predetermined rate for services and supplies under an episode of care.  An episode of home health care spans a 60-day period, starting with the first day a billable visit is furnished to a Medicare beneficiary and ending 60 days later.  If a patient is still in treatment on the 60th day, a new episode begins on the 61st day, commonly referred to as a recertification episode, regardless of whether a billable visit is rendered on that day and ends 60 days later.

Payment rates are subject to adjustment based on certain variables including, but not limited to: (a) a case-mix adjustment, which drives the home health resource group (“HHRG”) to which the Medicare patient is assigned based on such factors as the patient’s clinical, functional, and services utilization characteristics; (b) geographic wage adjustment, including rural rate add-ons, if any; (c) a payment adjustment based upon the level of therapy services required (thresholds set at 6, 14 and 20 visits); (d) a low utilization payment adjustment (“LUPA”) if the number of visits was fewer than five; (e) an outlier payment if our patient’s care was unusually costly (capped at 10% of total reimbursement at the agency level); (f) a partial payment if our patient transferred to another provider or we received a patient from another provider before completing the episode; (g) the number of episodes of care provided to a patient; and (h) sequestration, a 2% legislated reduction pursuant to the Budget Control Act (“BCA”) signed into law on August 2, 2011, which was effective for episodes ended after March 31, 2013.

In establishing payment rates for the last three years, the Medicare Program recalibrated the national average case-mix levels and maintained budget neutrality by making a corresponding adjustment to the National, Standardized 60-Day Episode Payment Rate (“Base Episode Payment Rate”).  These nominal case-mix and payment rate recalibrations result in a lower case mix and higher base rates and are intended to have no effect on payments actually made.  We have presented the Base Episode Payment Rate established by the Medicare Program for all episodes of care ended on or after the applicable time periods, along with the Base Episode Payment Rate for each period as if the case-mix resets were in effect for all prior periods below:

		Base Episode Payment Rate
	Base Episode	Adjusted for Case-mix
Period	Payment Rate (1)	Recalibrations (2)
January 1, 2016 through December 31, 2016	$2,965	$2,965
January 1, 2015 through December 31, 2015	2,961	2,990
January 1, 2014 through December 31, 2014	2,869	3,003
January 1, 2013 through December 31, 2013	2,138	3,013

(1)	Reflects the payment rates as published by the Medicare Program.
(2)

Presents the payment rates on a consistent basis as if the case-mix recalibrations had been in effect for all periods presented.  As applicable, adjusted payment rates for each of the years 2013-2015 were calculated by multiplying the actual Base Episode Payment by 1.3464 (2014 Final Rule), then by 1.014 (2015 Final Rule) and then by 1.0097 (2016 Final Rule).

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

Rebasing and Other Statutory Rate Reductions

The Patient Protection and Affordable Care Act (the “ACA”), signed into law in March 2010, has adversely impacted our business and it is reasonable to expect it to have an impact on our business in the future.  Specifically, the ACA provisions:

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
•

Required the Medicare Payment Advisory Commission (“MedPac”) and the US Department of Health and Human Services (“HHS”) Secretary to assess and report on the impact of rebasing on access and quality of care.

On October 29, 2015, CMS issued its 2016 Home Health Prospective Payment System Rate Update. CMS is implementing a 0.13% increase in the National, Standardized 60-Day Episode Payment Amount consisting of a 2.9% “market basket” increase minus a 0.6% productivity adjustment, a 2.71% ($80.95 per episode) rebasing cut, a 0.97% case mix creep cut and an increase of 1.87% to maintain budget neutrality with respect to recalibration of the home health case mix model for 2016.  The impact of recalibration of the case-mix model on the Company results in 2016 will depend upon the Company’s actual patient mix in that period. CMS is also implementing a “Value Based Purchasing” (VBP) demonstration in 9 states (including Florida, Tennessee and Massachusetts where the Company generated 38.1% of its fiscal year 2015 revenues) under which certain 2016 agency specific performance measures would be used to establish individual agency reimbursement rates for 2018. CMS estimates that two thirds of providers will be a plus or minus 1.5% adjustment to 2018 revenue rates.  Investors are encouraged to read the rule in its entirety at http://federalregister.gov/a/2015-27931.

Potential Future Developments in Medicare Home Health

While there have been many changes enacted over the past several years, the Congress and/or CMS may take future actions which could have an adverse impact on our business, including possible:

•	Acceleration or compressing of the rebasing period to a period shorter than the currently legislated 2014-2017 four-year phase in;
•	Changes in cost sharing between the Medicare program (“Program”) and beneficiaries (i.e., co-pays);
•

Removal of or changes to codes in the case-mix system or recalibration of the case-mix system including further case-mix creep coding adjustments, all of which could result in changes to rates under the national standardized 60-day episodic payment;

•	Post-acute care bundling;
•	Removal or reductions to established statutory reductions to the annual inflationary rate adjustments we would have otherwise received;
•	“Productivity” payment reductions to reimbursement rates we would have otherwise received;
•	Changes that put providers “at risk” for patient outcomes,
•	Addition of new pre-authorization requirements for home health services, and
•	Other types of changes of which we may not currently be aware.

We are unable to predict when or whether any of these types of changes may be enacted or what impact, if any, they may have on our business.

Medicaid Reimbursement

As shown in “Compensation for Services” above, approximately 22% of our 2015 consolidated net service revenues were derived from state Medicaid and Other Government Programs, with approximately 9.1%, 5.5%, 3.2% and 1.7% generated from Medicaid reimbursement programs in the states of Ohio, Connecticut, Tennessee and Kentucky, respectively.  Net service revenues under such state programs are derived from services provided under a per visit, per hour or unit basis (as opposed to episodic).  Revenues are calculated and recorded using payor-specific or patient-specific fee schedules based on the contracted rates.

The financial condition of the Medicaid programs in each of the states in which we operate is cyclical with some currently facing significant budget issues.  States may be expected from time to time to take actions or evaluate taking actions to control the rate of growth of Medicaid expenditures.  Among these actions are the following:

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

Medicaid programs, while partially federally funded, are administered by the individual states under the broad supervision of CMS.  Accordingly, developments typically occur on a state-by-state basis.  Specific programs and changes are enacted regularly.  Any such changes, if enacted, could adversely impact our operations.

Medicare and Medicaid Reimbursement Summary

The health care industry has experienced, and is expected to continue to experience, extensive and dynamic periods of change.  In addition to economic forces and regulatory influences, continuing political debate subjects the health care industry to significant reform.  Health care reforms have been enacted as discussed elsewhere in this document and proposals for additional changes are continuously formulated by departments of the Federal government, Congress, and state legislatures.  Such governmental payors provide for approximately 94% of our consolidated net service revenues, including Medicare Advantage plans run by private insurers which are also dependent on federal funding.

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

Medicare Accountable Care Organizations (ACOs)

The ACA also established ACOs as a tool to improve quality and lower costs through increased care coordination in the Medicare fee-for-service (“FFS”) program, also known as “Original Medicare.”  The Medicare FFS program covers approximately 70% of the Medicare recipients or approximately 36 million eligible Medicare beneficiaries.  ACOs are groups of doctors and other healthcare providers working together to provide high quality services and care for their patients.  Provider and beneficiary participation in an ACO is purely voluntary and Medicare beneficiaries retain their current ability to seek treatment from any provider they wish.  ACOs are legal entities that contract with CMS for three-year periods.  Beneficiaries are assigned to ACOs using an “attribution” model based on a plurality of services provided by the primary care physician.  Beneficiaries still have the right to use any doctor or hospital who accepts Medicare, at any time.  In order to receive revenues from CMS under the MSSP, the ACO must meet certain minimum savings rates (i.e. save the federal government money) and meet certain quality measures.  More specifically, the ACOs costs of medical expenses for its members during a relevant measurement year must be below the ACOs benchmark by a minimum amount as established by CMS for such ACO.

CMS established the MSSP to facilitate coordination and cooperation among providers to improve the quality of care for Medicare FFS beneficiaries and reduce unnecessary costs.  Eligible providers, hospitals, and suppliers may participate in the MSSP by creating, participating in or contracting with an ACO.  The MSSP is designed to improve beneficiary outcomes and increase value of care by (1) promoting accountability for the care of Medicare FFS beneficiaries; (2) requiring coordinated care for all services provided under Medicare FFS; and (3) encouraging investment in infrastructure and redesigned care processes.  The MSSP will reward ACOs that reduce health care costs below their benchmark while also meeting performance standards on quality of care.  Under the final MSSP rules, Medicare will continue to pay individual providers and suppliers for specific items and services as it currently does under the FFS payment methodologies.  MSSP rules require CMS to develop a benchmark for savings to be achieved by each ACO, if the ACO is to receive shared savings or for ACOs that have elected to accept responsibility for losses.  An ACO that meets the program’s quality performance standards will be eligible to receive a share of the savings to the extent its assigned beneficiary medical expenditures are below its own medical expenditure benchmark provided by CMS.

Insurance Programs and Costs

We bear significant risk under our large-deductible workers’ compensation insurance program and our self-insured employee health program.  Under the workers’ compensation insurance program, we bear risk up to $400,000 per incident except for the recent Black Stone acquisition that had not yet been folded into our program that has a stop loss of $750,000, after which stop-loss insurance coverage is maintained.

We purchase stop-loss insurance for the employee health plan that places a specific limit, generally $300,000, on our exposure for any individual covered life.  The ACA also includes regulatory changes related to employer sponsored health insurance benefit plans, the most significant of which was initially effective for the Company January 1, 2015.  However, certain components continue to evolve, be delayed or have additional developments.  Management has implemented portions of its procedures and is currently working to evaluate the implications of these changes and to develop appropriate courses of action for the Company.  At this time, we are unable to predict the full impact of such changes on our health insurance benefit programs or the costs of such programs to the Company.

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against us by various claimants.  The claims are in various stages of processing and some may ultimately be brought to trial.  We are aware of incidents that have occurred through January 1, 2016, that may result in the assertion of additional claims.  We currently carry professional and general liability insurance coverage (on a claims made basis) for this exposure with no deductible.

We also carry D&O coverage for potential claims against our directors and officers, including securities actions, with deductibles ranging from $175,000 to $500,000 per claim.

Total premiums, excluding estimated exposure to claims and deductibles, for all our non-health insurance programs were approximately $4.8 million for the contract year ended May 31, 2015.

We record estimated liabilities for our insurance programs based on information provided by the third-party plan administrators, historical claims experience, the life cycle of claims, expected costs of claims incurred but not paid, and expected costs to settle unpaid claims.  We monitor our estimated insurance-related liabilities and related insurance recoveries on a monthly basis and have recorded amounts due under insurance policies in other current assets, while recording the estimated carrier liability in other current liabilities in our consolidated balance sheets.  As facts change, it may become necessary to make adjustments that could be material to our results of operations and financial condition.

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

Employees and Labor Relations

As of January 1, 2016, we had approximately 14,200 employees.  None of our employees are represented by a labor organization.  We believe our relationship with our employees is satisfactory.

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

There can be no assurance that Federal and State governments will be able to operate balanced budgets.  While the ultimate outcome of these events cannot be predicted, they may have a material adverse effect on the Company.  Historic economic conditions, stimulus efforts by the Federal government and costly new programs created by ACA have placed significant strain on Federal and state budgets, many of which are in a deficit position.  Efforts to reduce spending at the Federal and/or state levels may result in reductions in reimbursement by Medicare, Medicaid and other third-party payors along with tax increases, which may in turn result in decreased revenue growth and a decrease in our profitability.

Our contractors and suppliers may also be negatively impacted by these conditions and our ability to provide patient care at a lower cost may diminish and reduce our profitability.  Future disruptions in the credit and capital markets, if any, may restrict our access to capital.  As a result, our ability to incur additional indebtedness to fund acquisitions and operations may be constrained.  If the Federal and State budgets’ conditions deteriorate or do not improve, our results of operations or financial condition could be materially and adversely affected.

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

We have been and could become the subject of governmental investigations, claims and litigation that could have a material adverse effect on our financial position, results of operation and liquidity.

Over the years, we, and the industry as a whole, have been the subject of civil investigations, and qui tam or “whistleblower” suits relating to its Medicare-reimbursed operations.  For further discussion, please refer to Part I, “Legal Proceedings” and Part II, Item 8, “Notes to Consolidated Financial Statements”.  We may become, or unknown to us may already be, the subject of investigations, qui tams, or lawsuits that could have a material adverse effect on our financial position, results of operation and liquidity.

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

For example, home health providers, including the Company, have received pre-pay Additional Development Requests (“ADR”) in addition to Recovery Audit Contractor audits (“RAC”) from the Palmetto Government Benefits Administration (“PGBA”) as a result of additional CMS funding allocations to the Medicare Administrative Contractors (“MACs”) to conduct pre-payment reviews.  ADR and RAC audits are both general and focused in nature.  The PGBA acts as one of our four fiscal intermediaries, but processes the majority of our claims.  We would expect ADR and RAC audits to continue in the future.  If such ADR or RAC audits result in reimbursement adjustments, we may suffer reduced profitability.  Further, our appeal rights related to such audits may lead to cash flow delays due to significant backlog at the Administrative Law Judge level.  ADR and RAC backlog was so significant in the hospital industry that CMS agreed to settle all ADR and RAC denials at $0.68 for each dollar denied.  There can be no assurances that CMS will settle such claims for home health providers.

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

We are required to comply with federal and state laws, generally referred to as “anti-kickback laws,” that prohibit certain direct and indirect payments or fee-splitting arrangements between healthcare providers that are designed to encourage the referral of patients to a particular provider for medical services.  We are also required to comply with the “Stark” laws, which places restrictions on physicians who refer patients to entities in which they have a financial interest or from which they receive financial benefit.  In addition to the federal anti-kickback and Stark laws, some of the states in which we operate have enacted laws prohibiting certain business relationships between physicians and other providers of healthcare services.  We currently have contractual relationships with certain physicians who provide consulting services to our Company.  Many of these physicians are current or potential referral sources.  Although we believe our physician consultant arrangements currently comply with state and federal anti-kickback and Stark laws, we cannot assure you that courts or regulatory agencies will not interpret these laws in ways that will implicate our physician consultant arrangements.  Violations of anti-kickback and similar laws could lead to fines or sanctions, including under the False Claims Act, that may have a material adverse effect on our operations.

We may be subject to substantial malpractice or other similar claims.

The services we offer involve an inherent risk of professional liability and related substantial damage awards.  On any given day, we have thousands of nurses, therapists and other direct care personnel driving to and from patients’ homes where they deliver medical and other care.  Due to the nature of our business, we and the caregivers who provide services on our behalf may be the subject of medical malpractice claims.  These caregivers could be considered our agents, and, as a result, we could be held liable for their medical negligence.  We cannot predict the effect that any claims of this nature, regardless of their ultimate outcome, could have on our business, reputation, or on our ability to attract and retain patients and employees.  We maintain malpractice and various other liability insurance or re-insurance policies and are responsible for deductibles and, as applicable, amounts in excess of the limits of our coverage.  Although we contract with highly rated carriers, we cannot guarantee collection of amounts expected to be recovered under various insurance or reinsurance policies.

Delays in reimbursement may cause liquidity problems.

Our business is characterized by delays in reimbursement from the time we provide services to the time we receive reimbursement or payment for these services.  Data submission requirements change from time to time for payors,  payments to us may be delayed pending additional data or documentation requests by the fiscal intermediary, or our ability to effectively respond to such requirements may delay our payment cycle.  If we have information system problems or issues that arise with Medicare or Medicaid, we may encounter delays in our payment cycle. Such a timing delay may cause working capital shortages.  Working capital management, including prompt and diligent billing and collection, is an important factor in our results of operations and liquidity.  System problems, Medicare or Medicaid issues or industry trends may extend our collection period, adversely impact our working capital.  Our working capital management procedures may not successfully negate this risk.  There are often timing delays when attempting to collect funds from Medicaid programs.  Delays in receiving reimbursement or payments from these programs may adversely impact our working capital.

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

Portions of our Healthcare Innovations segment competes in relatively new and developing markets.

Portions of our Healthcare Innovations segment compete in new and developing markets with new competitors or solutions developed and introduced to the market regularly.  Such new products may capture market share more quickly or may have access to more capital than the capital we have allocated for such projects.  Our efforts to bring new solutions to the market may prove unsuccessful, may prove to be unprofitable or may prove to be more costly to bring to market than anticipated.  Our investments in these activities are highly speculative in nature and subject to loss.

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

For the years ended January 1, 2016, December 31, 2014 and 2013, we received 71%, 72% and 71%, respectively, of our revenue from Medicare.  Reductions in Medicare reimbursement have historically and may continue to adversely impact our profitability. Such reductions in payments to us could be caused by:

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

Approximately 22%, 20% and 23% of our fiscal years 2015, 2014 and 2013 revenues, respectively, were derived from state Medicaid and other government programs, many of which currently face significant budget issues. Further, the acquisitions completed by us in 2015 and 2013 increased our dependence on Medicaid reimbursement. Specifically, for the year ended January 1, 2016, approximately 9.1%, 5.5%, 3.2% and 1.7% of our revenues were generated from Medicaid reimbursement programs in the states of Ohio, Connecticut, Tennessee and Kentucky, respectively and 8.8%, 5.5%, 2.5% and 1.8% for the year ended December 31, 2014, respectively.  Such amounts for Ohio, Connecticut and Kentucky were 11.7%, 7.1% and 2.3%, respectively for the year ended December 31, 2013.

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

Through our Imperium acquisition, we provide strategic health management services to ACOs that have been approved to participate in the Medicare Shared Savings Program (“MSSP”).  In addition to our ownership interests in ACOs, we also have service agreements with ACOs that provide for sharing of MSSPs received by the ACO, if any.  During 2013, we invested $5.8 million in our Imperium acquisition of which $3 million went to fund operations in pursuit of its business plan.  In 2015, we also invested $1.0 million for a noncontrolling interest in NavHealth and $13.1 million in Ingenios Health.  These investments are highly speculative, are at risk and we may choose to make further investments, all of which may ultimately provide no return and could lead to a total loss of our investment.

ACOs are entities that contract with CMS to serve the Medicare fee-for-service population with the goal of better care for individuals, improved health for populations and lower costs. ACOs share savings with CMS to the extent that the actual costs of serving assigned beneficiaries are below certain trended benchmarks of such beneficiaries and certain quality performance measures are achieved.

CMS made its first MSSP payments to ACOs for the first measurement periods ending December 31, 2013 in the third quarter of 2014, while issuing its second year payments in the third quarter of 2015.  Imperium received a MSSP payment in the third quarters of 2015 and 2014 for $1.4 million and $1.6 million, respectively, while breaking even for the year at the operating income level.

We expect our Imperium and Ingenios operations to negatively impact our cash flows.  Notwithstanding our efforts, our ACOs may be unable to meet the required savings rates or may not satisfy the quality measures and efforts to drive other revenue may not cover operating costs of these investments.  In addition, as the MSSP is a new program, it presents challenges and risks associated with the timeliness and accuracy of data and interpretation of complex rules, which may have a material adverse effect on our ability to recoup any of our investments.  Further, there can be no assurance that we will maintain positive relations with our ACO partners or significant customers, which could result in a loss of our investment.

In addition, CMS, the US Office of Inspector General, the Internal Revenue Service, the Federal Trade Commission, US Department of Justice, and various states have adopted or are considering adopting new legislation, rules, regulations and guidance relating to formation and operation of ACOs.  Such laws may, among other things, require ACOs to become subject to financial regulation such as maintaining deposits of assets with the states in which they operate, the filing of periodic reports with the insurance department and/or department of health, or holding certain licenses or certifications in the jurisdictions in which the ACOs operate.  Failure to comply with legal or regulatory restrictions may result in CMS terminating the ACOs agreement with CMS and/or subjecting the ACO to loss of the right to engage in some or all business in a state, payments fines or penalties, or may implicate federal and state fraud and abuse laws relating to anti-trust, physician fee-sharing arrangements, anti-kickback prohibitions, prohibited referrals, any of which may adversely affect our operations and/or profitability.

We may require additional capital to pursue our acquisition strategy.

At January 1, 2016, we had cash and cash equivalents of approximately $7.5 million and additional borrowing capacity of approximately $32.1 million.  Based on our current plan of operations, including acquisitions, we cannot assure you that this amount will be sufficient, nor continue to be fully available, to support our current growth strategies.  We cannot readily predict the timing, size, and success of our acquisition efforts and the associated capital commitments.  If we do not have sufficient cash resources, our growth could be limited unless we obtain additional equity or debt financing.

We last issued additional shares of our common stock in the third quarter of 2009, other than in conjunction with acquisitions in 2015 and 2013 and employee benefit plans.  At some future point, we may elect to issue additional equity or debt securities in conjunction with raising capital or completing an acquisition.  We cannot assure you that such issuances will not be dilutive to existing shareholders.  Conversely, our board may approve stock repurchase programs in the future, which may use funds previously otherwise available for the pursuit of growth.

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

Because of the confidential health information we store and transmit, loss of electronically-stored information for any reason could expose us to a risk of regulatory action, litigation, reputation damage, possible liability and loss.

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

We develop portions of our clinical software system in-house. Failure of, or problems with, our system could harm our business and operating results.

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

We depend on the proper functioning and availability of our information systems in operating our business, some of which are provided and/or hosted by outside software providers.  These information systems and applications require continual maintenance, upgrading, and enhancement to meet our operational needs.  If our providers are unable to maintain or expand our information systems properly, we could suffer from operational disruptions and an increase in administrative expenses, among other things.  The regulatory environment related to information security and privacy is evolving and increasingly demanding.  Furthermore, we also rely on cloud computing and other similar hosted technologies that result in third parties holding significant amounts of customer or employee information on our behalf.  If the security and information systems of our or of outsourced third party providers we use to store or process such information are compromised or if we, or such third parties, otherwise fail to comply with applicable laws and regulations, we could face litigation and the imposition of penalties that could adversely affect our financial performance.  Our reputation as a brand or as an employer could also be adversely affected from security breaches or regulatory violations, which could impair our sales or ability to attract and keep qualified employees.

Our insurance coverage may not be sufficient for our business needs and/or the cost of such coverage may adversely impact our results of operations.

We bear significant insurance risk under our large-deductible workers’ compensation insurance program and our self-insured employee health program.  We also carry D&O coverage for potential claims against our directors and officers, including securities actions.  For additional information, please refer to Part I, Item 1, “Insurance Programs and Costs” and Part II, Item 8, “Notes to Consolidated Financial Statements.”  Claims made to date or in the future may exceed the limits of such insurance, if any.  Such claims, if successful and in excess of such limits, could have a material adverse effect on our ability to conduct business or on our assets.  Benefits provided by our employer sponsored health insurance plan may require changes as a result of the ACA or other regulatory action.  Such changes may have an adverse impact on our operating results.

Our insurance coverage also includes fire, property damage, and general liability with varying limits.  Although we maintain insurance consistent with industry practice, we cannot assure you that the insurance we maintain will satisfy claims made against us.  In addition, as a result of operating in the home healthcare industry, our business entails an inherent risk of claims, losses, and potential lawsuits alleging employee accidents that may occur in a patient’s home.  Finally, insurance coverage may not continue to be available to us at commercially reasonable rates, in adequate amounts or on satisfactory terms.  Any claims made against us, regardless of their merit or eventual outcome, could damage our reputation and business.

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

At January 1, 2016, outstanding shares of our common stock totaled 10,021,395.  In 2013, we established the 2013 Stock and Incentive Compensation Plan for the benefit of employees and directors providing for the issuance of up to 700,000 shares of common stock.  As of January 1, 2016, shares of our common stock remained reserved for issuance pursuant to our incentive compensation plans totaled 373,615 and shares of our common stock reserved for issuance pursuant to our employee stock purchase plan totaled 300,000.  The market price of our common stock could decline as a result of sales of substantial amounts of our common stock to the public or the perception that substantial sales could occur.  These sales also may make it more difficult for us to sell common stock in the future to raise capital.

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

We have 274 real estate location leases ranging from approximately 100 to 33,000 square feet of space in their respective locations.  See Part I, Item 1, “Business - Operating Segments” and Part II, Item 8, “Notes to Consolidated Financial Statements.”  We believe that our facilities are adequate to meet our current needs, and that additional or substitute facilities will be available if needed.

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

The Company is in the process of complying with a civil subpoena from the United States Department of Justice received in January of 2016 related to two locations acquired along with SunCrest in late 2013.  SunCrest had previously acquired the locations in its merger with Omni Home Health in 2011.  The subpoena seeks the production of various pre-acquisition business records limited to certain Omni operations in Sarasota and Tampa, Florida for the years 2007-2011.  The Company is cooperating fully with this investigation.  The subject operations generated less than 1% of the Company’s consolidated revenues in 2015.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select market under the symbol “AFAM”  Set forth below are the high and low sale prices for the common stock for the periods indicated as reported by NASDAQ:

Closing Common Stock Prices
Quarter Ended:	High	Low
January 1, 2016	44.70	37.75
October 2, 2015	49.74	39.14
July 3, 2015	47.76	36.59
April 3, 2015	46.55	28.68
December 31, 2014	30.30	26.35
September 30, 2014	28.76	22.47
June 30, 2014	24.29	19.98
March 31, 2014	33.27	22.21

On March 1, 2016, the last reported sale price for the common stock reported by NASDAQ was $39.08 and there were approximately 312 holders of record of our common stock.  We did not pay dividends in 2015 or 2014.  We do not intend to pay additional dividends on our common stock and will retain our earnings for future operations and the growth of our business.

STOCK PERFORMANCE GRAPH

The following stock performance graph does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates the performance graph by reference therein.

The Performance Graph below compares the cumulative total stockholder return on our common stock, $0.10 par value per share, for the five-year period ended January 1, 2016, with the cumulative total return on the Russell 2000 index and an industry peer group over the same period (assuming the investment of $100 in each on December 31, 2010 and the reinvestment of dividends, if any).  The peer group we selected is comprised of: Amedisys, Inc. (AMED) and LHC Group, Inc. (LHCG).  The cumulative total stockholder return on the following graph is historical and is not necessarily indicative of future stock price performance.

	12/10	12/11	12/12	12/13	12/14	12/15

Almost Family, Inc.	100	43.15	57.98	92.52	82.85	109.40
Russell 2000	100	95.82	111.49	154.78	162.35	155.18
Peer Group	100	36.30	47.33	57.19	95.63	132.01

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected financial information derived from the consolidated financial statements of the Company for the periods and at the dates indicated.  The information should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this and prior year Form 10-Ks.

	Fiscal Year ended			Calendar Year
(In thousands except per share data)	January 1, 2016 (1)	2014	2013	2012	2011
Results of operations data:
Net service revenues	$532,214	$495,829	$356,912	$340,620	$329,644
Income from continued operations attributable to Almost Family, Inc.	$20,009	$13,763	$8,784	$16,802	$19,337
Discontinued operations	—	—	(558)	482	1,465
Net income attributable to Almost Family, Inc.	$20,009	$13,763	$8,226	$17,284	$20,802

Per share:
Basic:
Number of shares	9,505	9,333	9,279	9,285	9,278
Income from continued operations attributable to Almost Family, Inc.	$2.11	$1.47	$0.95	$1.81	$2.08
Discontinued operations	—	—	(0.06)	0.05	0.16
Net income attributable to Almost Family, Inc.	$2.11	$1.47	$0.89	$1.86	$2.24

Diluted:
Number of shares	9,745	9,462	9,374	9,324	9,360
Income from continued operations attributable to Almost Family, Inc.	$2.05	$1.45	$0.94	$1.80	$2.07
Discontinued operations	—	—	(0.06)	0.05	0.16
Net income attributable to Almost Family, Inc.	$2.05	$1.45	$0.88	$1.85	$2.22

Dividend declared per share	$—	$—	$—	$2	$—

(1) - See page 35 for discussion regarding the Company’s change to a 52-53 week reporting calendar in 2015.

	January 1,			December 31,
	2016	2014	2013	2012	2011
Balance sheet data
Working capital	$54,643	$40,274	$44,148	$62,541	$63,394
Total assets	464,769	345,258	354,362	249,259	251,160
Long-term liabilities	136,048	60,432	83,436	17,846	15,708
Total liabilities	190,869	112,066	136,669	44,944	44,863
Noncontrolling interest-redeemable - Healthcare Innovations	3,639	3,639	3,639	—	—
Stockholders’ equity	270,261	229,553	214,054	204,315	206,297

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

Our VN segment provides skilled medical services in patients’ homes largely to enable recipients to reduce or avoid periods of hospitalization and/or nursing home care.  VN Medicare revenues are generated primarily on a per episode basis rather than a fee per visit or an hourly basis.  Approximately 94% of the VN segment revenues are generated from the Medicare program while the balance is generated from Medicaid and private insurance programs.

Our PC segment services are also provided in patients’ homes.  These services (generally provided by paraprofessional staff such as home health aides) are generally of a custodial rather than skilled nature.  PC revenues are generated primarily on an hourly basis.  Approximately 83% of the PC segment revenues are generated from Medicaid and other government programs while the balance is generated from insurance programs and private pay patients.

Our HealthCare Innovations (“HCI”) business segment was created to house and separately report on its developmental activities outside our traditional home health business platform.  These activities are intended ultimately, whether directly or indirectly, to benefit patients and payers through the enhanced provision of home health services.  Its activities all share a common goal of improving patient experiences and quality outcomes, while lowering costs.  These include, but are not limited to: technology, information, population health management, risk-sharing, assessments, care coordination and transitions, clinical advancements, enhanced patient engagement and informed clinical decision making.  We believe these activities help us discover valuable insight and experiences that would not otherwise be gained in the routine operation of its core home health business segments.  Further, we believe these innovation activities, will play an important role in collaborating with policy makers, payers, providers, and anyone who assumes financial risk for managing patient populations, to seek to reduce costs and improve quality by providing increasingly more care for more patients in their homes than ever before.

The HCI segment now includes: a) Imperium Health Management, an ACO enablement company, b) an investment in NavHealth, a population-health analytics company, c) Ingenios Health, a Nurse-Practitioner-oriented and mobile technology-enabled health risk assessment company primarily serving managed care organizations; and d) Long Term Solutions, an in-home assessment company serving the long-term care insurance industry.

During 2015, we completed four acquisitions and made a cost based investment.  On November 5, 2015, we completed the acquisition of Black Stone Operations, LLC (“Black Stone”).  Black Stone owned and operated personal care and skilled home health services in western Ohio.  On August 29, 2015, we completed the acquisition of Bracor, Inc. (dba “WillCare”).  Willcare owned and operated VN and PC branch locations in New York (12) and Connecticut (1).  On March 1, 2015 we acquired the stock of WillCare’s Ohio operations.  On July 22, 2015, we acquired Ingenios Health Co. (“Ingenios”).  Ingenios is a leading provider of technology enabled in-home clinical assessments for Medicare Advantage, Managed Medicaid and Commercial Exchange lives in 7 states and Washington, D.C.  The results of the Black Stone and WillCare acquisitions are reported in our VN and PC segments, while our Ingenios acquisition results are included in the Healthcare Innovations segment.

On January 29, 2015, we acquired a noncontrolling interest in a development stage analytics and software company, NavHealth, Inc. (“NavHealth”).  The investment is an asset of our Healthcare Innovations segment.

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

Health Care Reform Legislation and Medicare Regulations

The Federal Government has been pursuing a comprehensive reform of the US healthcare system since early 2009.  Numerous changes have been enacted, proposed and continue to be debated, which are discussed in more detail in Part I, Item 1, “Government Regulation” and Part I, Item 1A, “Risk Factors.”  Many of the change provisions do not take effect for an extended period of time and most will require the publication of implementing regulations and/or the issuance of programmatic guidelines.

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

As a result of the broad scope of health care reform, the significant changes it will effect in the healthcare industry and society generally, and the complexity of the technical issues it addresses, we are unable to predict, at this time, all the ramifications health care reform may have on our business as a health care provider or a sponsor of an employee health insurance benefit plan.  These matters could have a material adverse impact on our results of operations or financial condition in ways not currently anticipated by us.  This may increase our costs, decrease our revenues, expose us to expanded liability or require us to revise the ways in which we conduct our business.  Refer to the results of operations for the impact of these items on revenue, operating and net income for the years ended January 1, 2016, December 31, 2014 and 2013.

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

Seasonality

Our Visiting Nurse segment operations located in Florida (which generated approximately 24% of that segment’s revenues in fiscal year 2015) normally experience higher admissions during the first quarter and lower admissions during the third quarter than in the other quarters due to seasonal population fluctuations.

Fiscal Year End

Effective with the first quarter of 2015, the Company adopted a 52-53 week fiscal reporting calendar under which it will report its annual results going forward in four equal 13-week quarters.  Every fifth year, one quarter will include 14 weeks and that year will include 53 weeks of operating results.  Once fully adopted, this approach will minimize the impact of calendar differences when comparing different historical periods.

As a result of the change in the fiscal reporting calendar, fiscal year 2015 ended January 1, 2016 also included the New Year’s Day holiday observed January 1, 2016.  As such the fiscal year ended January 1, 2016 is 366 days, one more day than it would have been if the change had not been made which reduced diluted earnings per share by $0.03.

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

Medicare Episodic Revenues

Approximately 71% of our consolidated net service revenues are derived from the Medicare program.  Net service revenues are recorded under the Medicare prospective payment program (“PPS”) based on a 60-day episode payment rate that is subject to adjustment based on certain variables including, but not limited to: (a) changes in the base episode payments established by the Medicare program; (b) adjustments to the base episode payments for case-mix and geographic wages; (c) a low utilization payment adjustment (“LUPA”) if the number of visits was fewer than five; (d) a partial payment if our patient transferred to another provider or we received a patient from another provider before completing the episode; (e) a payment adjustment based upon the level of therapy services required (thresholds set at 6, 14 and 20 visits); (f) an outlier payment if our patient’s care was unusually costly (capped at 10% of total reimbursement at the agency level); (g) the number of episodes of care provided to a patient; and (h) 2% sequestration reduction for episodes ending after March 31, 2013.

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

Contingent Service Revenues

Our Healthcare Innovations segment provides strategic health management services to ACOs that have been approved to participate in the “MSSP.”  In addition to having ownership interests in a few ACOs, we also have service agreements with ACOs that provide for sharing of MSSP payments received by the ACO, if any.  ACOs are entities that contract with Centers for Medicare and Medicaid Services (CMS) to serve the Medicare fee-for-service population with the goal of better care for individuals, improved health for populations and lower costs.  ACOs share savings with CMS to the extent that the actual costs of serving assigned beneficiaries are below certain trended benchmarks of such beneficiaries and certain quality performance measures are achieved.  The MSSP is relatively new and therefore has limited historical experience, which impacts the Company’s ability to accurately accumulate and interpret the data available for calculating an ACOs’ shared savings, if any.  MSSP payments are not recognized in revenue until persuasive evidence of an arrangement exists, services have been rendered, the payment is fixed and determinable and collectability is assured, which generally is satisfied only upon cash receipt.  Under such agreements, we recognized $1.4 million in MSSP payments for cash received during 2015 related to savings generated for the program period ended December 31, 2014 and $1.6 million for savings generated for the program period ended December 31, 2013, which accounted for 41% and 63%, respectively of our healthcare innovations segment revenues.  No revenue has been recognized related to MSSP payments for savings generated through December 31, 2015, if any.

Revenue Adjustments

Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation.  As a result, we may adjust previously recorded revenue amounts due to issues related to: a) medical coding, particularly with respect to Medicare, b) patient eligibility, particularly with respect to Medicaid, and c) other reasons unrelated to credit risk.  Revenue adjustments, if any, to reflect actual payment amounts for completed episodes or services provided under per visit, per hour or unit basis which differ from our estimates or audit adjustments are recorded when known and estimable.  Historically, revenue adjustments have not been significant and as such, we believe that net service revenues and accounts receivable - net reflect their net realizable value.  Changes in estimates related to prior periods (increased) decreased revenues by approximately ($365,000), ($320,000) and $114,000 in the years ended January 1, 2016 and December 31, 2014 and 2013, respectively.

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

Insurance Programs

We bear significant risk under our large-deductible workers’ compensation insurance program and our self-insured employee health program.  Under the workers’ compensation insurance program, we bear risk up to $400,000 per incident, except for an acquisition that has not been folded into our program and carries a stop-loss of $750,000.  We purchase stop-loss insurance for the employee health plan that places a specific limit, generally $300,000, on our exposure for any individual covered life.

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against us by various claimants.  The claims are in various stages of processing and some may ultimately be brought to trial.  We are aware of incidents that have occurred through January 1, 2016 that may result in the assertion of additional claims.  We currently carry professional and general liability insurance coverage (on a claims made basis) for this exposure with no deductible.  We also carry D&O coverage (also on a claims made basis) for potential claims against our directors and officers, including securities actions, with deductibles ranging from $175,000 to $500,000 per claim.

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

Because the fair value results for each reporting unit did not indicate a potential impairment existed, we did not recognize any goodwill impairment during the fiscal years ending January 1, 2016, December 31, 2014 and December 31, 2013.  Specifically, our VN and PC reporting unit fair values  were significantly over their carrying value.   Based on the sensitivity analysis performed on two key assumptions in the discounted cash flow models of each reporting unit, a 100 basis point change in either assumption (either individually or in the aggregate) would not result in any impairment of our goodwill within either reporting unit.

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

Accounting for Income Taxes

We account for taxes in accordance with ASC Topic 740, Income Taxes.  As of January 1, 2016, we have net deferred tax liabilities of approximately $13.1 million.  The net deferred tax liability is composed of approximately $19.1 million of deferred tax assets and approximately $32.2 million of deferred tax liabilities.  We have provided a valuation allowance against certain deferred tax assets based upon our estimates of realizability of those assets through future taxable income.  This valuation allowance was based in large part on our history of generating operating income or losses in individual tax locales and expectations for the future.  Our ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, competitive pressures on revenues and margins and legislation and regulation at all levels of government.  Further, we have book goodwill of $113.2 million which is not deductible for tax purposes.  The remaining deductible goodwill provides an annual tax deduction approximating $10.0 million through 2021.  We have considered the above factors in reaching our conclusion that it is more likely than not that future taxable income will be sufficient to fully utilize the deferred tax assets (net of the valuation allowance) as of January 1, 2016.

RESULTS OF OPERATIONS

Year Ended January 1, 2016 Compared with Year Ended December 31, 2014

(In thousands)

	January 1,		December 31,
	2016 (2)		2014		Change
Consolidated	Amount	% Rev	Amount	% Rev	Amount	%
Home Health Operations
Net service revenues:
Visiting Nurse	$401,051	75.8%	$380,788	77.2%	$20,263	5.3%
Personal Care	127,712	24.2%	112,497	22.8%	15,215	13.5%
	528,763	100.0%	493,285	100.0%	35,478	7.2%
Operating income before corporate expenses:
Visiting Nurse	49,872	12.4%	42,899	11.3%	6,973	16.3%
Personal Care	14,170	11.1%	12,453	11.1%	1,717	13.8%
	64,042	12.1%	55,352	11.2%	8,690	15.7%
Healthcare Innovations
Revenue	3,451	100.0%	2,544	100.0%	907	35.7%
Operating income before noncontrolling interest	(1,217)	-35.3%	(13)	-0.5%	(1,204)	NM

Corporate expenses	26,583	5.0%	25,558	5.2%	1,025	4.0%
Deal, transition and other costs	4,139	0.8%	5,304	1.1%	(1,165)	-22.0%
Operating income	32,103	6.0%	24,477	4.9%	7,626	31.2%
Interest expense, net	(2,006)	-0.4%	(1,442)	-0.3%	(564)	39.1%
Income tax expense	(10,556)	-2.0%	(9,511)	-1.9%	(1,045)	11.0%
Net income	$19,541	3.7%	$13,524	2.7%	$6,017	44.5%

Adjusted EBITDA-HHO (1)	$43,938	8.3%	$35,841	7.2%	$8,097	22.6%
Adjusted Earnings-HHO (1)	$21,411	4.0%	$16,924	3.4%	$4,487	26.5%

(1)	See page 48 for GAAP reconciliation of Adjusted EBITDA from home health operations and Adjusted earnings from home health operations.
(2)	See page 35 for discussion regarding the Company’s change to a 52-53 week reporting calendar in 2015.

Approximately $31.2 million of our $35.5 million year over year increase in Home Health revenue was a result of our acquisition of WillCare and Black Stone.  Refer to VN and PC segment discussions for further operating performance details.  Refer to “Fiscal Year End” related to our 52-53 week reporting conversion.

Healthcare Innovations’ operating loss was primarily due to the expected losses of our third quarter 2015 acquisition of Ingenios and to a lesser degree, higher losses in Imperium primarily related to a lower MSSP payments in 2015, as compared to 2014.

Corporate expenses as a percentage of revenue decreased slightly to 5.0% in 2015 from 5.2% in 2014.  Deal, transition and other costs for 2015 include a net benefit of $4.2 million related to legal settlements, which was offset by $2.5 million of deal and transition costs related to our 2015 acquisitions, the $1.8 million provision for the Chapter 7 bankruptcy filing of a specific payor and $1.4 million related to the fourth quarter of 2015 closure of underperforming branch locations in the VN segment.  Deal and transition costs in 2014 primarily related to the completion of the transition of our 2013 acquisitions.

Interest expense increased $0.6 million due to borrowings on our line of credit in conjunction with 2015 acquisitions.

Our effective tax rate for 2015 was 34.5% compared to 41.0% for 2014.  The lower effective tax rate for 2015 was primarily related to the tax treatment of a legal settlement.  Excluding the non-taxable settlement and other nondeductible deal costs, our effective tax rate for 2015 would have been 40.5%.

Visiting Nurse Segment-Years Ended January 1, 2016 and December 31, 2014

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

	January 1,		December 31,
	2016 (2)		2014		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$401,051	100.0%	$380,788	100.0%	$20,263	5.3%
Cost of service revenues	194,098	48.4%	186,837	49.1%	7,261	3.9%
Gross margin	206,953	51.6%	193,951	50.9%	13,002	6.7%
General and administrative expenses:
Salaries and benefits	115,002	28.7%	110,480	29.0%	4,522	4.1%
Other	42,079	10.5%	40,572	10.7%	1,507	3.7%
Total general and administrative expenses	157,081	39.2%	151,052	39.7%	6,029	4.0%
Operating income before corporate expenses	$49,872	12.4%	$42,899	11.3%	$6,973	16.3%

Average number of locations	163		167		(4)	-2.4%

All payors:
Patients Months	333,343		319,430		13,913	4.4%
Admissions	102,381		98,634		3,747	3.8%
Billable Visits	2,621,443		2,507,067		114,376	4.6%

Medicare:
Admissions (1)	91,027	88.9%	87,650	88.9%	3,377	3.9%
Revenue (in thousands)	$377,724	94.2%	$365,075	95.9%	$12,649	3.5%
Revenue per admission	$4,150		$4,165		$(16)	-0.4%
Billable visits (1)	2,356,687	89.9%	2,259,896	90.1%	96,791	4.3%
Recertifications	47,999		47,875		124	0.3%
Payor mix % of Admissions
Traditional Medicare Episodic	84.1%		84.0%		0.1%
Replacement Plans Paid Episodically	4.1%		3.4%		0.7%
Replacement Plans Paid Per Visit	11.8%		12.6%		(0.8)%

Non-Medicare:
Admissions (1)	11,354	11.1%	10,984	11.1%	370	3.4%
Revenue (in thousands)	$23,327	5.8%	$15,713	4.1%	$7,614	48.5%
Revenue per admission	$2,055		$1,431		$624	43.6%
Billable visits (1)	264,756	10.1%	247,171	9.9%	17,585	7.1%
Recertifications	2,991		1,865		1,126	60.4%
Payor mix % of Admissions
Medicaid & other governmental	30.6%		23.3%		7.3%
Private payors	69.4%		76.7%		(7.3)%

(1)	Percentages pertain to percentage of total admissions or total billable visits, as applicable.
(2)	See page 35 for discussion regarding the Company’s change to a 52-53 week reporting calendar in 2015.

VN segment net service revenues increased primarily due to the WillCare and Black Stone acquisitions which increased net service revenues by $15.3 million.  The acquisitions increased operating income before corporate expenses by $3.0 million.

Substantially all of the changes in cost of service revenues and general and administrative expenses were due to the WillCare and Black Stone acquisitions.

Excluding the effects of the WillCare and Black Stone acquisitions, operating income before corporate expenses improved $3.9 million primarily due to higher volumes and an effective Medicare rate increase of about 1%.

Gross margin as a percent of revenue decreased 0.7% primarily due to organic volume growth, the Medicare rate increase and lower cost per visit.  Total general and administrative expenses declined slightly as a percentage of revenue to 39.2% from 39.7% in the prior year primarily due to organic volume growth and the Medicare rate increase.

As a result, VN segment operating income before corporate expenses improved to $49.9 million from $42.9 million in the prior year, which VN segment operating income as a percentage of revenue increased to 12.4% from 11.3% in the prior year.

Personal Care Segment-Years Ended January 1, 2016 and December 31, 2014

Approximately 83% of the PC segment revenues were generated from Medicaid and other government programs while the balance is generated from insurance programs and private pay patients.  (In thousands, except statistical information)

	January 1,		December 31,
	2016 (1)		2014		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$127,712	100.0%	$112,497	100.0%	$15,215	13.5%
Cost of service revenues	86,642	67.8%	76,865	68.3%	9,777	12.7%
Gross margin	41,070	32.2%	35,632	31.7%	5,438	15.3%
General and administrative expenses:
Salaries and benefits	17,373	13.6%	14,523	12.9%	2,850	19.6%
Other	9,527	7.5%	8,656	7.7%	871	10.1%
Total general and administrative expenses	26,900	21.1%	23,179	20.6%	3,721	16.1%
Operating income before corporate expenses	$14,170	11.1%	$12,453	11.1%	$1,717	13.8%

Average number of locations	65		61		4	6.6%

Admissions	6,944		6,458		486	7.5%
Patient months of care	110,082		89,880		20,202	22.5%
Billable hours	5,792,106		5,304,089		488,017	9.2%
Revenue per billable hour	$22.05		$21.21		$0.84	4.0%

(1)	See page 35 for discussion regarding the Company’s change to a 52-53 week reporting calendar in 2015.

PC segment net revenue increased due to the WillCare and Black Stone acquisitions which increased net service revenues by $15.9 million and operating income before corporate expenses by $2.5 million.

Excluding the effects of the WillCare and Black Stone acquisitions, net service revenues decreased $0.7 million or 0.6%, to $111.8 million in 2015 from $112.5 million in 2014 primarily due to a rate reduction for a specific program in Ohio.  Cost of service revenues as a percentage of net service revenues decreased slightly to 67.8% in 2015 from 68.3% in 2014.

Total general and administrative expenses increased as a percent of net service revenues to 21.1% from 20.6% in 2014.

As a result, PC segment operating income before corporate expenses increased to $14.2 million from $12.5 million in 2014, while operating income before corporate expenses as a percentage of revenue was unchanged.

Year Ended December 31, 2014 Compared with Year Ended December 31, 2013

(in thousands)

	December 31,		December 31,
	2014		2013		Change
Consolidated	Amount	% Rev	Amount	% Rev	Amount	%
Home Health Operations
Net service revenues:
Visiting Nurse	$380,788	77.2%	$263,789	73.9%	$116,999	44.4%
Personal Care	112,497	22.8%	92,927	26.1%	19,570	21.1%
	493,285	100.0%	356,716	100.0%	136,569	38.3%
Operating income before corporate expenses:
Visiting Nurse	42,899	11.3%	28,393	10.8%	14,506	51.1%
Personal Care	12,453	11.1%	11,411	12.3%	1,042	9.1%
	55,352	11.2%	39,804	11.2%	15,548	39.1%
Healthcare Innovations
Revenue	2,544	100.0%	196	100.0%	2,348	1,198.0%
Operating (loss) income before noncontrolling interest	(13)	-0.5%	(482)	-245.9%	469	NM %

Corporate expenses	25,558	5.2%	20,206	5.7%	5,352	26.5%
Deal, transition and other costs	5,304	1.1%	4,321	1.2%	983	22.7%
Operating income	24,477	4.9%	14,795	4.1%	9,682	65.4%
Interest expense, net	(1,442)	-0.3%	(169)	0.0%	(1,273)	753.3%
Income tax expense	(9,511)	-1.9%	(6,020)	-1.7%	(3,491)	58.0%
Net income from continuing operations	$13,524	2.7%	$8,606	2.4%	$4,918	57.1%

Adjusted EBITDA-HHO(1)	$35,841	7.2%	$23,637	6.6%	$12,204	51.6%
Adjusted Earnings-HHO(1)	$16,924	3.4%	$11,532	3.2%	$5,392	46.8%

(1)	See page 48 for GAAP reconciliation of Adjusted EBITDA from Home Health operations and Adjusted earnings from Home Health operations.

Approximately $127.6 million of our $136.6 million year over year increase in Home Health revenue was a result of our acquisition of SunCrest.  The balance was generated from organic growth, partially offset by Medicare rate cuts in the VN segment.  Refer to VN and PC segment discussions for further operating performance details.

Healthcare Innovations revenue increased $2.3 million year over year due to the receipt in 2014 of $1.6 million for Imperium’s share of an MSSP payment, as a part of the first ever payments from CMS to ACOs under the ACA.  Additionally, Imperium earns certain fees from ACOs that are not subject to earning an MSSP payment.  Our Healthcare Innovations segment operations broke even in 2014, while losing $0.5 million in 2013.

Corporate expenses increased by $5.4 million to $25.6 million from $20.2 million in the prior year, while declining as a percentage of revenue to 5.2% from 5.7% last year.  The 2014 period includes $4.4 million of incremental home office costs associated with the SunCrest acquisition.  Additionally, 2014 included a $3.3 million provision for performance incentive programs while the prior year provision was zero.

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

Our effective tax rate in 2014 was 41.0% compared to 41.9% for 2013.  The lower income tax rate in 2013 occurred primarily due to the Work Opportunity Tax Credit (WOTC) not being extended for 2012 until 2013 which resulted in our 2013 effective tax rate including the WOTC benefit for 2 years (2013 and 2012).

Visiting Nurse Segment-Years Ended December 31, 2014 and 2013

Approximately 96% of the VN segment revenues were generated from the Medicare program while the balance was generated from Medicaid and private insurance programs.  (In thousands, except statistical information)

	December 31,		December 31,
	2014		2013		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$380,788	100.0%	$263,789	100.0%	$116,999	44.4%
Cost of service revenues	186,837	49.1%	127,695	48.4%	59,142	46.3%
Gross margin	193,951	50.9%	136,094	51.6%	57,857	42.5%
General and administrative expenses:
Salaries and benefits	110,480	29.0%	80,337	30.5%	30,143	37.5%
Other	40,572	10.7%	27,364	10.4%	13,208	48.3%
Total general and administrative expenses	151,052	39.7%	107,701	40.8%	43,351	40.3%
Operating income before corporate expenses	$42,899	11.3%	$28,393	10.8%	$14,506	51.1%

Average number of locations	167		111		56	50.5%

All payors:
Patients Months	319,430		214,279		105,151	49.1%
Admissions	98,634		64,304		34,330	53.4%
Billable Visits	2,507,067		1,759,864		747,203	42.5%

Medicare:
Admissions (1)	87,650	88.9%	58,441	90.9%	29,209	50.0%
Revenue (in thousands)	$365,075	95.9%	$254,012	96.3%	$111,063	43.7%
Revenue per admission	$4,165		$4,346		$(181)	-4.2%
Billable visits (1)	2,259,896	90.1%	1,668,346	94.8%	591,550	35.5%
Recertifications	47,875		33,597		14,278	42.5%
Payor mix % of Admissions
Traditional Medicare Episodic	84.0%		91.9%		(7.9)%
Replacement Plans Paid Episodically	3.4%		2.6%		0.8%
Replacement Plans Paid Per Visit	12.6%		5.5%		7.1%

Non-Medicare:
Admissions (1)	10,984	11.1%	5,863	9.1%	5,121	87.3%
Revenue (in thousands)	$15,713	4.1%	$9,777	3.7%	$5,936	60.7%
Revenue per admission	$1,431		$1,668		$(237)	-14.2%
Billable visits (1)	247,171	9.9%	91,518	5.2%	155,653	170.1%
Recertifications	1,865		1,230		635	51.6%
Payor mix % of Admissions
Medicaid & other governmental	23.3%		24.1%		(0.8)%
Private payors	76.7%		75.9%		0.8%

(1)	Percentages pertain to percentage of total admissions or total billable visits, as applicable.

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

Salaries and wages in 2014 included approximately $0.5 million of costs associated with employee pay increases in effect for the last five months of the year.

Personal Care Segment-Years Ended December 31, 2014 and 2013

Approximately 79% of the PC segment revenues were generated from Medicaid and other government programs while the balance is generated from insurance programs and private pay patients.  (In thousands, except statistical information)

	December 31,		December 31,
	2014		2013	Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$112,497	100.0%	$92,927	100.0%	$19,570	21.1%
Cost of service revenues	76,865	68.3%	62,621	67.4%	14,244	22.7%
Gross margin	35,632	31.7%	30,306	32.6%	5,326	17.6%
General and administrative expenses:
Salaries and benefits	14,523	12.9%	12,349	13.3%	2,174	17.6%
Other	8,656	7.7%	6,546	7.0%	2,110	32.2%
Total general and administrative expenses	23,179	20.6%	18,895	20.3%	4,284	22.7%
Operating income before corporate expenses	$12,453	11.1%	$11,411	12.3%	$1,042	9.1%

Average number of locations	61		61		—	0.0%

Admissions	6,458		4,723		1,735	36.7%
Patient months of care	89,880		80,045		9,835	12.3%
Billable hours	5,304,089		4,682,590		621,499	13.3%
Revenue per billable hour	$21.21		$19.85		$1.36	6.9%

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

Total general and administrative expenses as a percent of net service revenues increased to 20.6% in 2014 from 20.3% in 2013.

As a result, PC segment operating income before corporate expenses increased to $12.5 million from $11.4 million in 2013, while operating income before corporate expenses as a percentage of revenue decreased 1.2%.

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

Revolving Credit Facility

We have a senior secured revolving credit facility with J.P. Morgan Securities LLC as Administrative Agent, Bank of America, N.A. as Syndication Agent, and certain other lenders (the “Facility”).  The Facility consists of a $175 million credit line with a maturity date of November 15, 2020 and an “accordion” feature providing future expansion of the Facility to $250 million.  Borrowings (other than letters of credit) under the credit facility generally will bear interest at a rate varying from London Interbank Offered Rate (LIBOR) rate plus 1.75% to LIBOR rate plus 3.00%, depending on leverage.  The Facility is secured by substantially all of our assets and the stock of our subsidiaries.  Debt issuance costs of $1.2 million are recorded in prepaid and other assets and is being amortized through November 15, 2020.

Borrowings under the Facility are subject to various covenants including a multiple of 3.5 times earnings before interest, taxes, depreciation and amortization (“EBITDA”).  EBITDA may include “Acquired EBITDA” from pro-forma acquisitions as defined. Borrowings under the Facility may be used for general corporate purposes, including acquisitions.  Application of the Facility’s borrowing formula as of January 1, 2016, would have permitted $43.4 million to be used.  We had irrevocable letters of credit totaling $11.3 million outstanding in connection with our self-insurance programs, which resulted in a total of $32.1 million being available for use at January 1, 2016.  As of January 1, 2016, we were in compliance with the various financial covenants.  Under the most restrictive of its covenants, we were required to maintain minimum net worth of at least $177.5 million at January 1, 2016.  At such date, our net worth was approximately $270.3 million.

The effective interest rates on our borrowings were 3.5% and 2.7% for 2015 and 2014, respectively.

We believe the Facility will be sufficient to fund our operating needs and expansion plans for at least the next year.  We will continue to evaluate additional capital, including possible debt and equity investments in the Company, to support a more rapid development of the business than would be possible with internal funds.

Cash Flows

Key elements to the Consolidated Statements of Cash Flows were as follows for the fiscal years: (in thousands):

Net Change in Cash and Cash Equivalents (in thousands)	2015	2014	2013
Provided by (used in):
Operating activities	$21,206	$6,986	$19,546
Investing activities	(86,695)	(2,200)	(90,967)
Financing activities	66,125	(10,146)	55,209
Discontinued operations	—	—	2,338
Net increase (decrease) in cash and cash equivalents	$636	$(5,360)	$(13,874)

2015 Compared to 2014

Net cash provided by operating activities resulted primarily from current period net income of $19.5 million, plus certain non-cash items, net of changes in accounts receivable, accounts payable and accrued expenses.  Accounts receivable days sales outstanding, which were 58 at January 1, 2016 and 55 at December 31, 2014, increasing due to collection delays, primarily in the PC segment, as a result of changes in patient enrollment and billing requirements enacted by the Medicaid managed care providers in Tennessee.

The cash used in investing activities was primarily due to our 2015 acquisitions, capital expenditures of $3.1 million and a $1.0 million cost basis investment.

The cash provided by financing activities resulted from $67.3 million of new borrowings on the revolving credit facility and $1.2 million debt issuance costs incurred with the new five year $175 million credit facility.

2014 Compared to 2013

Net cash provided by operating activities resulted primarily from 2014 period net income of $13.5 million, plus certain non-cash items, which was partially offset by a net cash outflow related to the acquired SunCrest business.  Conversion of SunCrest payroll, payment of other liabilities in excess of acquired cash and payment of SunCrest transition and severance related costs reduced cash flow from operating activities by $11.6 million.  In addition, SunCrest clinical system conversions, transition of billing and collection activities from the SunCrest home office to our Louisville home office at the end of third quarter of 2014 and some non-SunCrest payer specific conversions to managed care combined to increase accounts receivable by $10.8 million.  Conversely, tax benefits related to the SunCrest acquisition increased operating cash flow by $7.8 million.  Cash from operating activities for 2014 was also reduced due to payment delays related to the conversion to managed care payers with longer payment cycles in certain same store PC segment markets.

The cash used in investing activities was primarily due to an April 2014 acquisition and capital expenditures.

The cash used in financing activities was primarily related to a $9.6 million payment on the line of credit drawn in connection with the 2013 SunCrest acquisition.

Acquisitions

The Company completed several acquisitions over the past three years and will continue to actively seek to acquire other quality providers of home health services like our current operations.

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

2016 Acquisitions

On January 5, 2016, we acquired 100% of the equity of Long Term Solutions, Inc. (“LTS”).  LTS is a provider of in-home nursing assessments for the long-term care insurance industry.  LTS provides assessments in all 50 U.S. states and a number of foreign countries.  The purchase price of $37 million was funded through borrowings on the Company’s bank credit facility, seller notes and issuance of the Company’s common stock.  LTS’s post acquisition operating results will be reported in our Healthcare Innovations business segment.

On January 5, 2016, we purchased the assets of a Medicare-certified home health agency owned by Bayonne Visiting Nurse Association (‘Bayonne”) located in New Jersey.  Bayonne’s post acquisition operating results will be reported in our VN segment.

2015 Acquisitions

On November 5, 2015, we acquired the stock of Black Stone Operations, LLC (“Black Stone”).  Black Stone is a provider of in-home personal care and skilled home health services in western Ohio and operates under the name “Home Care by Black Stone”.  The purchase price of $40 million was funded through borrowings on the Company’s bank credit facility, seller notes and issuance of the Company’s common stock.  Black Stone’s post acquisition operating results are primarily reported in our VN and PC segments.

On August 29, 2015, we acquired 100% of the equity of Bracor, Inc. (dba “WillCare”).  WillCare, based in Buffalo, NY, reported $72 million in revenue for the year ended December 31, 2014 with VN and PC branch locations in New York (12) and Connecticut (1).  The purchase price was approximately $50.8 million.  The transaction was funded by borrowings under the Company’s bank credit facility.  On March 1, 2015, we acquired the stock of WillCare’s Ohio operations for $3.0 million.

On July 22, 2015, we acquired 100% of the equity of Ingenios Health Co. (“Ingenios”) for approximately $11.4 million of the Company’s common stock plus $2 million in cash.  Ingenios is a leading provider of technology enabled in-home clinical assessments for Medicare Advantage, Managed Medicaid and Commercial Exchange lives in 7 states and Washington, D.C.

On January 29, 2015, we acquired a noncontrolling interest in a development stage analytics and software company, NavHealth, Inc. (NavHealth).  The investment is an asset of our Healthcare Innovations segment.

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

Contractual Obligations

The following table provides information about the payment dates of our contractual obligations at January 1, 2016, excluding current liabilities except for the current portion of long-term debt and additional consideration related to acquisitions (in thousands):

	2016	2017	2018	2019	2020	Thereafter	Total
Revolving credit facility	$—	$—	$—	$—	$113,790	$—	$113,790
Notes payable	—	—	5,000	1,500	—	—	6,500
Operating leases	8,439	5,930	3,698	2,153	1,634	2,793	24,647
Total	$8,439	$5,930	$8,698	$3,653	$115,424	$2,793	$144,937

Letters of Credit

We have outstanding letters of credit totaling $11.3 million at January 1, 2016, which benefit our third-party insurer/administrators for our self-insurance programs.  The amount of such insurance program letters of credit is subject to negotiation annually upon renewal and may vary in the future based upon such negotiation, our historical claims experience and expected future claims.  It is reasonable to expect that the amount of the letter of credit will increase in the future, however, we are unable to predict to what degree.

We currently have no contingent obligations related to acquisition agreements.

Our commitments and contingencies are also impacted by our general and professional liabilities, pending litigation and investigations, and health care reform discussed elsewhere in this form 10-K.  Please refer to Part I, Item 1, “Government Regulation”, Part I, Item 1A, “Risk Factors”, Part I, Item 3 “Legal Proceedings”, Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” and Part II, Item 8, “Notes to Consolidated Financial Statements”.

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

Adjusted Earnings from Home Health Operations

Adjusted earnings from home health operations (“Adjusted Earnings-HHO”) is not a measure of financial performance under accounting principles generally accepted in the United States of America (“US GAAP”). It should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating, investing or financing activities, or any other measure calculated in accordance with generally accepted accounting principles. We believe the use of non-GAAP measures on a consolidated and business segment basis assists investors in understanding the ongoing operating performance by presenting comparable financial results between periods.  The non-GAAP information provided is used by us and may not be determined in a manner consistent with the methodologies used by other companies.

	Fiscal Year ended
(in thousands)	January 1, 2016	December 31, 2014	December 31, 2013
Net income attributable to Almost Family, Inc.	$20,009	$13,763	$8,226
Addbacks:
Deal, transition and other, net of tax	737	3,156	2,572
Loss on discontinued operations, net of tax	—	—	558
Adjusted earnings	20,746	16,919	11,356
Healthcare Innovations operating (gain) loss after NCI, net of tax	665	5	176
Adjusted Earnings-HHO	$21,411	$16,924	$11,532
Per share amounts-basic:
Average shares outstanding	9,505	9,333	9,279
Net income attributable to Almost Family, Inc.	$2.11	$1.47	$0.89
Addbacks:
Deal, transition and other, net of tax	0.08	0.34	0.28
Loss on discontinued operations, net of tax	—	—	0.05
Adjusted earnings	2.18	1.81	1.22
Healthcare Innovations operating loss after NCI, net of tax	0.07	0.00	0.02
Adjusted Earnings-HHO	$2.25	$1.81	$1.24
Per share amounts-diluted:
Average shares outstanding	9,745	9,462	9,374
Net income attributable to Almost Family, Inc.	$2.05	$1.45	$0.88
Addbacks:
Deal, transition and other, net of tax	0.08	0.33	0.27
Loss on discontinued operations, net of tax	—	—	0.06
Adjusted earnings	2.13	1.79	1.21
Healthcare Innovations operating loss after NCI, net of tax	0.07	0.00	0.02
Adjusted Earnings-HHO	$2.20	$1.79	$1.23

(1)	See page 35 for discussion regarding the Company’s change to a 52-53 week reporting calendar in 2015.

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

The following table sets forth a reconciliation of net income to Adjusted EBITDA-HHO for the fiscal year (in thousands):

	Fiscal Year ended
(in thousands)	January 1, 2016 (1)	December 31, 2014	December 31, 2013
Net income attributable to Almost Family, Inc.	$20,009	$13,763	$8,226
Add back:
Interest expense, net	2,006	1,442	167
Income tax expense	10,556	9,511	6,020
Depreciation and amortization	3,628	4,103	2,862
Stock-based compensation	2,121	1,814	1,465
Deal, transition and other costs	4,139	5,304	4,323
Adjusted EBITDA	42,459	35,937	23,063
Healthcare Innovations operating (gain) loss	1,479	(96)	574
Adjusted EBITDA-HHO	$43,938	$35,841	$23,637

(1)	See page 35 for discussion regarding the Company’s changed to a 52-53 week reporting calendar in 2015.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Derivative Instruments

We do not use derivative instruments.

Market Risk of Financial Instruments

Our primary market risk exposure with regard to financial instruments is to changes in interest rates.

At January 1, 2016, a hypothetical 100 basis point increase in short-term interest rates would result in a reduction of approximately $1.2 million in our annual pre-tax earnings.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Fiscal Year ended
	January 1, 2016	December 31, 2014	December 31, 2013
Net service revenues	$532,214	$495,829	$356,912
Cost of service revenues (excluding depreciation and amortization)	281,842	263,994	190,548
Gross margin	250,372	231,835	166,364
General and administrative expenses:
Salaries and benefits	147,849	139,793	102,005
Other	66,281	62,261	45,243
Deal, transition and other non-recurring costs	4,139	5,304	4,323
Total general and administrative expenses	218,269	207,358	151,571
Operating income	32,103	24,477	14,793
Interest expense, net	(2,006)	(1,442)	(167)
Income before income taxes	30,097	23,035	14,626
Income tax expense	(10,556)	(9,511)	(6,020)
Net income from continuing operations	19,541	13,524	8,606

Discontinued operations:
(Loss) gain from operations, net of tax of $882	—	—	(729)
Gain on sale, net of tax of $973	—	—	171
(Loss) gain on discontinued operations	—	—	(558)

Net income	19,541	13,524	8,048
Net (income) loss attributable to noncontrolling interest	468	239	178
Net income attributable to Almost Family, Inc.	$20,009	$13,763	$8,226

Per share amounts-basic:
Average shares outstanding	9,505	9,333	9,279
Income from continued operations attributable to Almost Family, Inc.	$2.11	$1.47	$0.95
Discontinued operations	—	—	(0.06)
Net income attributable to Almost Family, Inc.	$2.11	$1.47	$0.89

Per share amounts-diluted:
Average shares outstanding	9,745	9,462	9,374
Income from continued operations attributable to Almost Family, Inc.	$2.05	$1.45	$0.94
Discontinued operations	—	—	(0.06)
Net income attributable to Almost Family, Inc.	$2.05	$1.45	$0.88

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	January 1, 2016	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,522	$6,886
Accounts receivable - net	92,270	74,602
Prepaid expenses and other current assets	9,672	10,420
TOTAL CURRENT ASSETS	109,464	91,908
PROPERTY AND EQUIPMENT - NET	10,000	5,575
GOODWILL	277,061	192,523
OTHER INTANGIBLE ASSETS	64,629	54,402
OTHER ASSETS	3,615	850
TOTAL ASSETS	$464,769	$345,258

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,297	$9,257
Accrued other liabilities	42,524	42,326
Current portion - notes payable and capital leases	—	51
TOTAL CURRENT LIABILITIES	54,821	51,634

LONG-TERM LIABILITIES:
Revolving credit facility	113,790	46,447
Deferred tax liabilities	13,094	11,280
Seller notes	6,556	1,500
Other liabilities	2,608	1,205
TOTAL LONG-TERM LIABILITIES	136,048	60,432
TOTAL LIABILITIES	190,869	112,066

NONCONTROLLING INTEREST - REDEEMABLE -
HEALTHCARE INNOVATIONS	3,639	3,639

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.05; authorized 2,000 shares; none issued or outstanding	—	—
Common stock, par value $0.10; authorized 25,000; 10,125 and 9,574 issued and outstanding	1,013	957
Treasury stock, at cost, 103 and 94 shares	(2,731)	(2,392)
Additional paid-in capital	127,253	105,862
Noncontrolling interest - nonredeemable	(730)	(420)
Retained earnings	145,456	125,546
TOTAL STOCKHOLDERS’ EQUITY	270,261	229,553
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$464,769	$345,258

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

							Non-		Non-
					Additional		controlling	Total	controlling
	Common Stock		Treasury Stock		Paid-in	Retained	Interest - Non-	Stockholders’	Interest -
	Shares	Amount	Shares	Amount	Capital	Earnings	redeemable	Equity	Redeemable
Balance, December 31, 2012	9,421	$942	(91)	$(2,320)	$101,945	$103,748	$—	$204,315	$—
Stock award maturities, net of shares surrendered or withheld	1	1	(1)	(20)	17	—	—	(2)	—
Share awards and related compensation	52	5	—	—	1,460	—	—	1,465	—
Tax loss from stock-based compensation	—	—	—	—	(62)	—	—	(62)	—
Stock provided in acquisitions	26	2	—	—	498	—	—	500	—
Acquired noncontrolling interest	—	—	—	—	0	—	(193)	(193)	3,639
Net loss noncontrolling interests - redeemable	—	—	—	—	—	—	—	—	(185)
Noncontrolling interests - redeemable fair value accretion	—	—	—	—	—	(185)	—	(185)	185
Net loss noncontrolling interests - nonredeemable	—	—	—	—	—	—	7	7	—
Net income attributable to Almost Family, Inc.	—	—	—	—	—	8,226	—	8,226	—
Balance, December 31, 2013	9,500	$950	(92)	$(2,340)	$103,858	$111,789	$(186)	$214,071	$3,639
Stock award maturities, net of shares surrendered or withheld	14	1	(2)	(52)	156	—	—	105	—
Share awards and related compensation	60	6	—	—	1,808	—	—	1,814	—
Tax gain from stock-based compensation	—	—	—	—	40	—	—	40	—
Net loss noncontrolling interests - redeemable	—	—	—	—	—	—	—	—	(6)
Noncontrolling interests - redeemable fair value accretion	—	—	—	—	—	(6)	—	(6)	6
Net loss noncontrolling interests - nonredeemable	—	—	—	—	—	—	(234)	(234)	—
Net income attributable to Almost Family, Inc.	—	—	—	—	—	13,763	—	13,763	—
Balance, December 31, 2014	9,574	$957	(94)	$(2,392)	$105,862	$125,546	$(420)	$229,553	$3,639
Stock award maturities, net of shares surrendered or withheld	10	1	(9)	(339)	128	—	—	(210)	—
Share awards and related compensation	100	11	—	—	2,110	—	—	2,121	—
Tax gain from stock-based compensation	—	—	—	—	215	—	—	215	—
Stock provided in acquisitions	441	44	—	—	18,938	—	—	18,982	(99)
Net loss noncontrolling interests - redeemable	—	—	—	—	—	—	—	—	99
Noncontrolling interests - redeemable fair value accretion	—	—	—	—	—	(99)	—	(99)	—
Net loss noncontrolling interests - nonredeemable	—	—	—	—	—	—	(310)	(310)	—
Net income attributable to Almost Family, Inc.	—	—	—	—	—	20,009	—	20,009	—
Balance, January 1, 2016	10,125	$1,013	(103)	$(2,731)	$127,253	$145,456	$(730)	$270,261	$3,639

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year ended
	January 1, 2016	December 31, 2014	December 31, 2013
Cash flows from operating activities:
Net income	$19,541	$13,524	$8,048
Loss on discontinued operations, net of tax	—	—	(558)
Net income from continuing operations	19,541	13,524	8,606
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	4,208	4,103	2,862
Provision for uncollectible accounts	12,743	9,417	5,378
Stock-based compensation	2,121	1,814	1,465
Deferred income taxes	3,914	5,500	2,099
	42,527	34,358	20,410
Change in certain net assets and liabilities, net of the effects of acquisitions:
(Increase) decrease in:
Accounts receivable	(17,393)	(25,613)	(4,440)
Prepaid expenses and other current assets	2,402	(647)	4,229
Other assets	(585)	165	235
Accounts payable and accrued expenses	(5,745)	(1,277)	(888)
Net cash provided by operating activities	21,206	6,986	19,546
Cash flows from investing activities:
Capital expenditures	(3,117)	(1,231)	(2,502)
Cost basis investment	(1,000)	—	—
Acquisitions, net of cash acquired	(82,578)	(969)	(88,465)
Net cash used in investing activities	(86,695)	(2,200)	(90,967)
Cash flows from financing activities:
Credit facility borrowings	233,425	66,632	56,000
Credit facility repayments	(166,082)	(76,185)	—
Debt issuance fees	(1,161)	—	—
Proceeds from stock option exercises	128	156	11
Purchase of common stock in connection with share awards	(338)	(52)	(20)
Tax impact of share awards	215	40	(62)
Payment of special dividend	(50)	(35)	—
Principal payments on notes payable and capital leases	(12)	(702)	(720)
Net cash provided by (used in) financing activities	66,125	(10,146)	55,209
Cash flows from discontinued operations:
Operating activities	—	—	(742)
Investing activities	—	—	3,080
Net cash from discontinued operations	—	—	2,338
Net change in cash and cash equivalents	636	(5,360)	(13,874)
Cash and cash equivalents at beginning of period	6,886	12,246	26,120
Cash and cash equivalents at end of period	$7,522	$6,886	$12,246
Supplemental disclosures of cash flow information:
Cash payment of interest, net of amounts capitalized	$1,890	$1,264	$97
Cash payment of taxes	$4,651	$1,953	$6,084
Summary of non-cash investing and financing activities:
Acquisitions funded by notes payable	$5,000	$—	$1,500
Acquisitions funded by stock	$18,982	$—	$500

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated all dollar and share amounts are in thousands)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation and Description Of Business

The consolidated financial statements include the accounts of Almost Family, Inc. (a Delaware corporation) and its wholly-owned subsidiaries (collectively “Almost Family” or the “Company”).  The Company is a leading, regionally focused provider of home health services and has service locations in Florida, Ohio, Tennessee, New York, Kentucky, Connecticut, New Jersey, Massachusetts, Indiana, Illinois, Pennsylvania, Georgia, Missouri, Mississippi and Alabama (in order of revenue significance).

The Company was incorporated in Delaware in 1985.  Through a predecessor that merged into the Company in 1991, the Company has been providing health care services, primarily home health care, since 1976.  All material intercompany transactions and accounts have been eliminated in consolidation.

On November 5, 2015, the Company completed the acquisition of Black Stone Operations, LLC (“Black Stone”).  Black Stone owned and operated personal care and skilled home health services in western Ohio.  On August 29, 2015, the Company completed the acquisition of Bracor, Inc. (dba WillCare).  WillCare owned and operated Visiting Nurse (“VN”) and Personal Care (“PC”) branch locations in New York (12), and Connecticut (1).  On July 22, 2015, the Company acquired Ingenios Health (“Ingenios”).  Ingenios is a leading provider of technology enabled in-house clinical assessments for Medicare Advantage, Managed Medicaid and Commercial Exchange lives in seven states and Washington, D.C.  On March 2, 2015, the Company acquired the stock of Willcare’s Ohio operations.  On January 29, 2015, the Company acquired a noncontrolling interest in a development stage analytics and software company, NavHealth, Inc. (“NavHealth”).  The results of operations for WillCare and Black Stone are reported in the Company’s VN and PC segments, while Ingenios results are included in the Company’s Healthcare Innovations segment.

On December 6, 2013, the Company completed the acquisition of Omni Home Health Holdings, Inc. (“SunCrest”).  Branded principally under the SunCrest name, its subsidiaries owned and operated 66 Medicare-certified home health agencies and 9 private duty agencies in Florida, Tennessee, Georgia, Pennsylvania, Kentucky, Illinois, Indiana, Mississippi and Alabama.  On October 4, 2013, the Company acquired a controlling interest in Imperium Health Management, LLC (“Imperium”), a development-stage enterprise that provides strategic health management services to Accountable Care Organizations (“ACOs”).  On July 17, 2013, the Company acquired the assets of the Medicare-certified home health agencies owned by Indiana Home Care Network (“IHCN”).  The acquisitions are more fully described in Note 12, “Acquisitions”.  The results of operations for SunCrest and IHCN are principally reported within the Company’s VN reportable segment, while Imperium results are included in the Company’s Healthcare Innovations segment.  The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (US GAAP).  All intercompany balances and transactions have been eliminated.

Fiscal Year End

Effective with the first quarter of 2015, the Company adopted a 52-53 week fiscal reporting calendar under which it will report its annual results going forward in four equal 13-week quarters.  Every fifth year, one quarter will include 14 weeks and that year will include 53 weeks of operating results.

New Accounting Pronouncements

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

In April 2014, the FASB issued ASU No. 2014-18, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which includes amendments of Accounting Standards Codification (ASC 205 Presentation of Financial Statements and ASC 360 Property, Plant and Equipment) which limits the requirement for discontinued operations treatment to the disposal of a component of an entity, or a group of components of an entity, that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. Additionally, this new guidance no longer precludes discontinued operations presentation based on continuing involvement or cash flows following the disposal. This guidance became effective prospectively for the Company on January 1, 2015, and will impact the Company’s determination and disclosure of discontinued operations treatment for subsequent qualifying divestitures, if any.

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30):  Simplifying the Presentation of Debt Issuance Costs.  In certain cases, Subtopic 835-30 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability.  Subtopic 835-30 is effective for annual and interim periods beginning after December 15, 2015.  The Company does not expect ASU No. 2015-03 to materially affect its financial position and results of operation.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.   Subtopic 350-40 provides guidance that all software licenses included in cloud computing arrangement be accounted for consistent with other licenses of intangible assets.  However if a cloud computing arrangement does not include a software license, the arrangement should be accounted for as a service contract, the accounting for which did not change.  Subtopic 350-40 is effective for annual and interim periods beginning after December 15, 2015. The Company does not expect ASU No. 2015-05 to materially affect its financial position and results of operations.

In November 2015, the FASB issued ASU no. 2015-17, Balance Sheet Classification of Deferred Taxes. The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability.  The Company elected to early adopt this guidance with retrospective treatment which required reclassification of the consolidated balance sheet.  Accordingly, $12.2 million was reclassified in the prior year presentation to confirm with the current year presentation.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Uninsured deposits at January 1, 2016 and December 31, 2014 were approximately $4,681 and $4,183 respectively.  These amounts have been deposited with national financial institutions.

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

Goodwill and Other Intangible Assets

Goodwill and indefinite lived intangible assets acquired are stated at fair value at the date of acquisition.  Subsequent to acquisition, the Company conducts annual reviews for impairment, or more frequently if circumstances indicate impairment may have occurred.  The Company reviews goodwill for impairment based on its identified reporting units, which are the same as its reportable segments.  The Company tests goodwill for impairment by comparing the carrying value to the estimated fair value of its reporting units, determined using a combination of the market approach (guideline company and similar transaction method) and income approach (discounted cash flow analysis).  The Company annually tests its indefinite-lived intangible assets, principally trade names, certificates of need, provider numbers and licenses.  Specifically trade names are tested using a “relief-from-royalty” valuation method compared to the carrying value.  Significant assumptions inherent in the valuation methodologies for goodwill and other intangibles are employed and include, but are not limited to, such estimates as future projected business results, growth rates, legislated changes in payment rates, weighted-average cost of capital for a market participant, royalty and discount rates.  The Company has completed its most recent annual impairment tests as of January 1, 2016 and determined that no impairment existed.

Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, such as the cost of non-compete agreements for which their estimated useful life is usually 3 years, beginning after the earn-out period, if any.

The following table summarizes the activity related to the Company’s goodwill and other intangible assets:

		Other Intangible Assets
		Certificates
		of Need and	Trade	Non-compete
	Goodwill	Licenses	Names	Agreements	Total
Balances at December 31, 2013	$192,489	$38,321	$14,781	$72	$53,174
Acquisitions	—	1,290	—	—	1,290
Changes	34	—	—	—	—
Amortization	—	—	(10)	(52)	(62)
Balances at December 31, 2014	$192,523	$39,611	$14,771	$20	$54,402
Acquisitions	84,538	6,433	3,640	180	10,253
Amortization	—	—	(10)	(16)	(26)
Balances at January 1, 2016	$277,061	$46,044	$18,401	$184	$64,629

See Note 12 for further discussion of acquisitions.

The following table summarizes the Company’s goodwill and other intangible assets by segment:

		Other Intangible Assets
		Certificates
		of Need and	Trade	Non-compete
	Goodwill	Licenses	Names	Agreements	Total
Visiting Nurse	$147,368	$38,831	$11,391	$10	$50,232
Personal Care	37,571	780	3,380	10	4,170
Healthcare Innovations	7,584	—	—	—	—
December 31, 2014 balance	$192,523	$39,611	$14,771	$20	$54,402

Visiting Nurse	$186,384	$42,884	$13,206	$92	$56,182
Personal Care	72,773	3,160	5,195	92	8,447
Healthcare Innovations	17,904	—	—	—	—
January 1, 2016 balance	$277,061	$46,044	$18,401	$184	$64,629

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

The Company capitalizes the cost of internally developed computer software for the Company’s own use.  Software development costs of approximately $788, $327 and $647 were capitalized in the years ended January 1, 2016,  December 31, 2014 and 2013, respectively.

Insurance Programs

The Company bears significant risk under its large-deductible workers’ compensation insurance program and its self-insured employee health program.  Under the workers’ compensation insurance program, the Company bears risk up to $400 per incident, except for a recent acquisition that has not yet been folded into the Company’s program and has a stop-loss of $750, after which stop-loss coverage is maintained.  The Company purchases stop-loss insurance for the employee health plan that places a specific limit, generally $300, on its exposure for any individual covered life.

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against the Company by various claimants.  The claims are in various stages of processing and some may ultimately be brought to trial.  The Company currently carries professional and general liability insurance coverage (on a claims made basis) for this exposure with no deductible.  The Company also carries D&O coverage (also on a claims made basis) for potential claims against the Company’s directors and officers, including securities actions, with deductibles ranging from $175 to $500 per claim.

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

Seasonality

The Company’s VN segment operations located in Florida (which generated approximately 24% of that segment’s revenues in the year ended January 1, 2016) normally experience higher admissions during the first quarter and lower admissions during the third quarter than in the other quarters due to seasonal population fluctuations.

Net Service Revenues

The Company is paid for its services primarily by federal and state third-party reimbursement programs, commercial insurance companies, and patients. Revenues are recorded at established rates in the period during which the services are rendered.  Appropriate allowances to give recognition to third party payment arrangements are recorded when the services are rendered.

Approximately 71% of the Company’s consolidated net service revenues are derived from the Medicare program.  Net service revenues are recorded under the Medicare prospective payment program (PPS) based on a 60-day episode payment rate that is subject to adjustment based on certain variables including, but not limited to: (a) changes in the base episode payments established by the Medicare program; (b) adjustments to the base episode payments for case-mix and geographic wages; (c) a low utilization payment adjustment (LUPA) if the number of visits was fewer than five; (d) a partial payment if a patient is transferred to another provider or if a patient is received from another provider before completing the episode; (e) a payment adjustment based upon the level of therapy services required (thresholds set at 6, 14 and 20 visits); (f) an outlier payment if the patient’s care was unusually costly (capped at 10% of total reimbursement); (g) the number of episodes of care provided to a patient; and (h) a 2% reduction for sequestration.

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

Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation.  It is common for issues to arise related to: 1) medical coding, particularly with respect to Medicare, 2) patient eligibility, particularly related to Medicaid, and 3) other reasons unrelated to credit risk, all of which may result in adjustments to recorded revenue amounts.  The Company continuously evaluates the potential for revenue adjustments and when appropriate provides allowances for losses based upon the best available information.  There is at least a reasonable possibility that recorded estimates could change by material amounts in the near term.  Changes in estimates related to prior periods (increased) decreased revenues by approximately ($365), ($320), and $114 in the years ended January 1, 2016,  December 31, 2014 and 2013, respectively.

Revenue and Receivable Concentrations

The following table sets forth the percent of the Company’s revenues generated from Medicare, state Medicaid programs and other payors for the fiscal year ended:

	January 1, 2016	December 31, 2014	December 31, 2013
Medicare	71.4%	72.4%	71.2%
Medicaid & other government programs:
Ohio	9.1%	8.8%	11.7%
Connecticut	5.5%	5.5%	7.1%
Tennessee	3.2%	2.5%	0.2%
Kentucky	1.7%	1.8%	2.3%
New York	1.7%	—%	—%
Florida	0.9%	0.6%	0.7%
Others	0.4%	0.4%	0.5%
Subtotal	22.5%	19.6%	22.5%
All other payors	6.1%	8.0%	6.3%
Total	100.0%	100.0%	100.0%

Concentrations in the Company’s accounts receivable were as follows:

	January 1, 2016		December 31, 2014
	Amount	Percent	Amount	Percent
Medicare	$50,369	45.9%	$46,342	55.5%
Medicaid & other government programs:
Ohio	8,627	7.9%	9,239	11.1%
Tennessee	8,038	7.3%	5,617	6.7%
New York	3,207	2.9%	—	—%
Kentucky	3,055	2.8%	3,686	4.4%
Florida	2,702	2.5%	1,804	2.2%
Connecticut	2,693	2.5%	3,982	4.8%
Others	1,156	1.1%	1,031	1.2%
Subtotal	29,478	26.9%	25,359	30.4%
All other payors	29,937	27.3%	11,781	14.1%
Subtotal	109,784	100.0%	83,482	100.0%
Allowances	(17,514)		(8,880)
Total	$92,270		$74,602

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

Payor Mix Concentrations and Related Aging of Accounts Receivable

The approximate breakdown by payor classification as a percent of total accounts receivable, net of contractual allowances, if any, were as follows:

	January 1, 2016
Payor	0-90	91-180	181-365	>1 yr.	Total
Medicare	26%	10%	7%	3%	46%
Medicaid & Government	12%	4%	8%	3%	27%
Self Pay	6%	1%	1%	1%	9%
Insurance	7%	2%	5%	4%	18%
Total	51%	17%	21%	11%	100%

	December 31, 2014
Payor	0-90	91-180	181-365	>1 yr.	Total
Medicare	36%	13%	7%	0%	56%
Medicaid & Government	19%	6%	4%	1%	30%
Self Pay	1%	0%	2%	0%	3%
Insurance	6%	3%	2%	0%	11%
Total	62%	22%	15%	1%	100%

Variations between years are largely attributable to the WillCare and Black Stone acquisitions.

Allowance for Uncollectible Accounts by Payor Mix and Related Aging

The Company records an estimated allowance for uncollectible accounts by applying estimated bad debt percentages to its accounts receivable aging.  The percentages to be applied by payor type are based on the Company’s historical collection and loss experience.  The Company’s effective allowances for uncollectible accounts as a percent of accounts receivable were as follows:

	January 1, 2016
Payor	0-90	91-180	181-365	>1 yr.	>2 yrs.
Medicare	3%	6%	36%	55%	100%
Medicaid & Government	4%	5%	44%	46%	100%
Self Pay	4%	3%	34%	59%	100%
Insurance	3%	5%	36%	56%	100%
Total	3%	5%	38%	53%	100%

	December 31, 2014
Payor	0-90	91-180	181-365	>1 yr.	>2 yrs.
Medicare	0%	0%	8%	75%	100%
Medicaid & Government	1%	8%	31%	66%	100%
Self Pay	1%	12%	51%	74%	100%
Insurance	5%	22%	46%	83%	100%
Total	1%	6%	23%	74%	100%

Variations between years are largely attributable to the WillCare and Black Stone acquisitions.

The Company’s allowance for uncollectible accounts at January 1, 2016 and December 31, 2014 was approximately $17,514 and $8,880, respectively.  The increase is primarily due to the timing of write-offs and to a lesser degree, the 2015 acquisitions.

Contingent Service Revenues

The Company, through its Imperium acquisition, provides strategic health management services to ACOs that have been approved to participate in the Medicare Shared Savings Program (“MSSP”).  In some cases, the Company also had ownership interests in ACOs beginning January 1, 2015.

ACOs are entities that contract with CMS to serve the Medicare fee-for-service population with the goal of better care for individuals, improved health for populations and lower costs.  ACOs share savings with CMS to the extent that the actual costs of serving assigned beneficiaries are below certain trended benchmarks of such beneficiaries and certain quality performance measures are achieved.  The MSSP is relatively new and therefore has limited historical experience, which impacts the Company’s ability to accurately accumulate and interpret the data available for calculating an ACOs’ shared savings, if any.  MSSP payments are not recognized in revenue until persuasive evidence of an agreement exists, services have been rendered, the payment is fixed and determinable and collectability is insured, which is generally satisfied upon cash receipt.  Under such agreements, the Company recognized $1.4 million and $1.6 million in MSSP payments for cash received during 2015 and 2014, respectively, related to savings generated for the program period ended December 31, 2013 and December 31, 2014, respectively, which is included in the Company’s Healthcare Innovations segment revenues.  The Company has yet to recognize MSSP payments, if any, for savings generated through January 1, 2016

Weighted Average Shares

Net income per share is presented as a unit of basic shares outstanding and diluted shares outstanding.  Diluted shares outstanding is computed based on the weighted average number of common shares and common equivalent shares outstanding. Common equivalent shares result from dilutive stock options and unvested restricted shares.  The following table is a reconciliation of basic to diluted shares used in the earnings per share calculation for the fiscal year ended:

	January 1, 2016	December 31, 2014	December 31, 2013
Basic weighted average outstanding shares	9,505	9,333	9,279
Dilutive effect of outstanding compensation awards	240	129	95
Diluted weighted average outstanding shares	9,745	9,462	9,374

The assumed conversions to common stock of 20, 94, and 195 of the Company’s outstanding stock options were excluded from the diluted EPS computation in 2015, 2014, and 2013, respectively, because these items, on an individual basis, have an anti-dilutive effect on diluted EPS.

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

Financial Statement Reclassifications

Certain prior period amounts and data have been reclassified in the financial statements and related notes in order to conform to the 2015 presentation.

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

Advertising Costs

The Company expenses the costs of advertising, as incurred.  Advertising expense was $393, $306 and $326 for the years ended January 1, 2016, December 31, 2014 and 2013, respectively.

NOTE 2 - ACCRUED LIABILITIES

Accrued liabilities consist of the following as of fiscal year ended:

	January 1, 2016	December 31, 2014
Wages and employee benefits	$20,687	$20,084
Insurance accruals	14,541	14,217
Accrued taxes	643	563
Kentucky Medicaid cost report payable	616	1,360
Accrued professional fees and other	6,037	6,102
	$42,524	$42,326

NOTE 3 - PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consist of the following as of the fiscal year ended:

	January 1, 2016	December 31, 2014
Leasehold improvements	$2,312	$1,367
Medical equipment	1,561	937
Computer equipment	14,633	9,607
Internally developed software	1,744	1,071
Office and other equipment	6,369	4,502
Vehicles	162	449
	26,781	17,933
Less accumulated depreciation	(16,781)	(12,358)
	$10,000	$5,575

Depreciation and amortization expense related to property, plant and equipment is recorded in general and administrative expenses - other and was $3,321, $3,850 and $2,594 for the years ended January 1, 2016, December 31, 2014 and 2013, respectively.

NOTE 4 - REVOLVING CREDIT FACILITY

The Company has a senior revolving credit facility with J.P. Morgan Securities LLC as Administrative Agent, Bank of America, N.A. as Syndication Agent and certain other lenders (the “Facility”).  The Facility consists of a $175 million credit line with a maturity date of November 15, 2020 and an accordion feature which permits expansion up to $250 million.  Borrowings, other than letters of credit, under the credit facility generally will bear interest at a rate varying from London Interbank Offered Rate (“LIBOR”) rate plus 1.75% to LIBOR rate plus 3.00%, depending on leverage.  The Facility is secured by substantially all of the Company's assets and the stock of its subsidiaries.  Debt issuance costs of $1.2 million are recorded in prepaid and other assets and is being amortized through November 15, 2020.

Borrowings under the Facility are subject to various covenants including a multiple of 3.5 times earnings before interest, taxes, depreciation and amortization (“EBITDA”). EBITDA may include “Acquired EBITDA” from pro-forma acquisitions as defined.  Borrowings under the Facility may be used for general corporate purposes, including acquisitions.  Application of the Facility’s borrowing formula as of January 1, 2016, would have permitted $43.4 million to be used. We had irrevocable letters of credit totaling $11.3 million outstanding in connection with our self-insurance programs, which resulted in a total of $32.1 million being available for use at January 1, 2016. As of January 1, 2016, we were in compliance with the various financial covenants. Under the most restrictive of its covenants, we were required to maintain minimum net worth of at least $177.5 million at January 1, 2016.  At such date, our net worth was approximately $270.2 million.

The effective interest rates on our borrowings were 3.5% and 2.7% for 2015 and 2014, respectively.

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

As of January 1, 2016, the Company does not have any assets or liabilities carried at fair value that are measured on a recurring basis.

NOTE 6 - INCOME TAXES

The provision for income taxes consists of the following as of the fiscal year ended:

	January 1, 2016	December 31, 2014	December 31, 2013
Federal - current	$5,283	$2,829	$3,557
State and local - current	1,359	1,182	364
Deferred	3,914	5,500	2,099
	$10,556	$9,511	$6,020

A reconciliation of the statutory to the effective rate of the Company is as follows as of the fiscal year ended:

	January 1, 2016	December 31, 2014	December 31, 2013
Tax provision using statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of Federal benefit	4.4%	4.7%	5.7%
Valuation allowance	0.2%	1.0%	-0.6%
Noncontrolling interest related	0.6%	0.4%	0.5%
Legal settlement related	-5.1%	-0.1%	1.3%
Tax provision for continuing operations	35.1%	41.0%	41.9%

The Company has provided a valuation allowance against certain net deferred tax assets based upon management’s estimation of realizability of those assets through future taxable income.  This valuation allowance was based in large part on the Company’s history of generating operating income or losses in individual tax locales and expectations for the future.  The Company’s ability to generate the expected amounts of taxable income from future operations to realize its recorded net deferred tax assets is dependent upon general economic conditions, competitive pressures on revenues and margins and legislation and regulation at all levels of government.  There can be no assurances that the Company will meet its expectations of future taxable income.  However, management has considered the above factors in reaching its conclusion that it is more likely than not that future taxable income will be sufficient to realize the deferred tax assets (net of valuation allowance) as of January 1, 2016.

During 2015, the valuation allowance increased by $0.02 million due to a change in expected realizability of deferred tax assets.

The principal tax carry-forwards and temporary differences were as follows as of the fiscal year ended:

	January 1, 2016	December 31, 2014
Deferred tax assets
Non-deductible reserves and allowances	$12,855	$9,853
Insurance accruals	3,431	3,174
Net operating loss carryforwards	4,550	1,484
	20,836	14,511
Valuation allowance	(1,762)	(1,746)
Total deferred tax assets	19,074	12,765

Deferred tax liabilities
Goodwill & intangibles	(30,719)	(23,038)
Accelerated depreciation	(1,449)	(1,007)
Total deferred tax liabilities	(32,168)	(24,045)
Net deferred tax liabilities	$(13,094)	$(11,280)

Total net deferred tax liabilities are reflected in the accompanying balance sheet as long-term liabilities.

The Company had book goodwill of $113.2 million and $65.4 million at January 1, 2016 and December 31, 2014, respectively, which was not deductible for tax purposes.

State operating loss carryforwards totaling $28.8 million at January 1, 2016 are being carried forward in jurisdictions where the Company is permitted to use tax losses from prior periods to reduce future taxable income.  If not used to offset future taxable income, these losses will expire between 2016 and 2035.  Due to uncertainty regarding the Company’s ability to use some of the carryforwards, a valuation allowance has been established on $28.4 million of state net operating loss carryforwards.  Based on the Company’s historical record of producing taxable income and expectations for the future, the Company has concluded that future operating income will be sufficient to give rise to taxable income sufficient to utilize the remaining state net operating loss carryforwards.

US GAAP prescribes a recognition threshold and measurement attribute for the accounting and financial statement disclosure of tax positions taken or expected to be taken in a tax return.  The evaluation of a tax position is a two-step process.  The first step requires the Company to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position.  The second step requires the Company to recognize in the financial statements each tax position that meets the more likely than not criteria, measured at the amount of benefit that has a greater than 50% likelihood of being realized.  The Company’s unrecognized tax benefits would affect the tax rate, if recognized.  The Company includes the full amount of unrecognized tax benefits in other noncurrent liabilities in the consolidated balance sheets.  The Company anticipates it is reasonably possible an increase or decrease in the amount of unrecognized tax benefits could be made in the next twelve months. However, the Company does not presently anticipate that any increase or decrease in unrecognized tax benefits will be material to the consolidated financial statements.  Changes in unrecognized tax benefits were as follows.

	January 1, 2016	December 31, 2014	December 31, 2013
Beginning of fiscal year	$1,186	$—	$—
Increases related to positions taken on items from prior years	—	—	—
Decreases related to positions taken on items from prior years	—	—	—
Increases related to positions taken in the current year	1,284	1,186	—
Lapse of statute of limitations	—	—	—
Settlement of uncertain tax positions with tax authorities	—	—	—
Balance at end of fiscal year	$2,470	$1,186	$—

For federal tax purposes, the Company is currently subject to examinations for tax years after 2011, while for state purposes, tax years after 2006 are subject to examination, depending on the specific state rules and regulations.  The

Internal Revenue Service completed an examination of the December 31, 2011 tax year and is currently conducting an examination of Omni Home Health Holdings, Inc.’s federal tax returns for the year ended December 31, 2012 and the period ended December 6, 2013.

The Company may from time to time be assessed interest and penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to its financial results.  Assessments for interest and/or penalties are classified in the financial statements as general and administrative - other.

NOTE 7 - STOCKHOLDERS’ EQUITY

Employee Stock Incentive Plans

The Company has a 2000 Employee Stock Option Plan which initially provided for options to purchase up to 1,000 shares of the Company’s common stock to key employees, officers and directors.  The Board of Directors determines the amount and terms of the options, which cannot exceed ten years.  At January 1, 2016, options for 96 shares were outstanding under this plan.  There are no shares available for future grant.

The 2007 Stock and Incentive Compensation Plan provided for stock awards up to 500 shares of the Company’s common stock to employees, non-employee directors or independent contractors, with a maximum number of full value restricted share awards up to 200.    As of January 1, 2016, options for 237 shares were outstanding under this plan, while 162 restricted shares had been awarded.  There are no shares available for future grant.

The 2013 Stock and Incentive Compensation Plan provides for stock awards up to 700 shares of the Company’s common stock to employees, non-employee directors or independent contractors.  As of January 1, 2016, options for 134 shares had been granted and were outstanding under this plan, while 192 restricted shares had been awarded.  There are 374 shares available for future grant.

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

Changes in award shares outstanding are summarized as follows:

	Restricted shares		Options
					Aggregate
		Wtd. Avg.		Wtd. Avg.	Intrinsic
	Shares	Grant Price	Shares	Ex. Price	Value
December 31, 2012	50	$31.35	341	$25.62	$4,300
Granted	58	20.29	68	20.71	1,191
Vested or Exercised	(8)	19.57	(2)	12.29	(52)
Forfeited	—	—	(24)	(30.29)	(1,644)
December 31, 2013	100	$24.12	383	$24.52	5,251
Granted	61	23.27	70	24.28	977
Vested or Exercised	(39)	27.35	(13)	2.87	(460)
Forfeited	—	—	(13)	(24.57)	(816)
December 31, 2014	122	$22.68	427	$24.89	$5,696
Granted	100	39.97	56	37.30	52
Vested or Exercised	(45)	22.87	(12)	23.97	(171)
Forfeited	—	—	(4)	(26.35)	(258)
January 1, 2016	177	$32.39	467	$26.39	5,529

Aggregate intrinsic value represents the estimated value of the Company’s common stock at the end of the period in excess of the weighted average exercise price multiplied by the number of options outstanding or exercisable.

The following table summarizes information about stock options at January 1, 2016:

	Options Outstanding			Options Exercisable
		Wtd. Avg.			Wtd. Avg.
Range of		Remaining	Wtd. Avg.		Remaining	Wtd. Avg.
Exercise		Contractual	Exercise		Contractual	Exercise
Price	Shares	Life	Price	Shares	Life	Price
$0.00-20.00	107	1.61	$19.41	100	1.39	$19.41
$20.01-30.00	213	6.52	$22.92	122	5.47	$22.81
Over $30.00	147	5.81	$36.46	90	3.81	$35.95
	467	5.17	$26.39	312	3.69	$25.49

The following table details exercisable options and related information for year end:

	January 1, 2016	December 31, 2014	December 31, 2013
Exercisable at end of year	312	273	259
Weighted average price	$25.49	$25.59	$24.89

Weighted average fair value of options granted during the year	$12.35	$11.61	$9.59

The following table details unvested option activity for the year ended January 1, 2016:

		Wtd. Avg.
	Shares	Ex. Price
December 31, 2014	154	$23.65
Vested	55	24.73
Granted	56	37.30
Forfeited	—	(24.08)
January 1, 2016	155	$28.20

The fair value of each option award is estimated on the date of grant using the Monte Carlo option valuation model with suboptimal exercise behavior.  The Monte Carlo model places greater emphasis on market evidence and predicts more realistic results because it considers open form information including volatility, employee exercise behaviors and turnover.  Stock options have a contractual term of 10 years.  The following assumptions were used in determining the fair value of option awards for 2015, 2014 and 2013:

	Equivalent	Equivalent	Implied
Grant date	interest rate	volatility	expected lives
March 2, 2015	2.07%	32.50%	6.86
March 17, 2014	2.68%	40.00%	8.32
March 1, 2013	1.86%	40.00%	8.33

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

As of January 1, 2016, there was $3,589 of total unrecognized compensation cost, after estimated forfeitures, related to unvested share-based compensation granted under the plans.  That cost is expected to be recognized over a weighted-average period of 2.37 years.  The total fair value of option shares vested during the years ended January 1, 2016 and December 31, 2014 was $487 and $446, respectively.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“2009 ESPP”) which, if implemented, could provide employees of the Company and its subsidiaries with an opportunity to participate in the growth of the Company and to further align the interest of the employees with the interests of the Company through the purchase of shares of the Company’s Common Stock.  Under the 2009 ESPP, 300 shares of the Company’s Common Stock have been authorized for issuance.  As of January 1, 2016, all 300 shares remain available for issuance.

NOTE 8 - RETIREMENT PLAN

The Company administers a 401(k) defined contribution retirement plan for the benefit of the majority of its employees.  Employees may participate in the plan immediately upon employment.  The Company matches contributions in an amount equal to one-quarter of the first 5% of each participant’s contribution to the plan after completion of one year of service with the Company.  401(k) assets are held by an independent trustee, are not assets of the Company, and accordingly are not reflected in the Company’s balance sheets.  The Company’s retirement plan expense was approximately $1,080, $910 and $550 for the years ended January 1, 2016, December 31, 2014, and 2013, respectively.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain real estate, office space, and equipment under non-cancelable operating leases expiring at various dates through 2025 and which contain various renewal and escalation clauses.  Rent expense amounted to approximately $11,356, $12,846 and $8,619 for years ended January 1, 2016,  December 31, 2014 and 2013, respectively.  At January 1, 2016, minimum rental payments under these leases were as follows:

2016	$8,439
2017	5,930
2018	3,698
2019	2,153
2020	1,634
Thereafter	2,793
Total	$24,647

Legal Proceedings

From time to time, the Company is subject to various legal actions arising in the ordinary course of the Company’s business, including claims for damages for personal injuries.   In the Company’s opinion, after discussion with legal counsel, the ultimate resolution of any of these pending ordinary course claims and legal proceedings will not have a material effect on the Company’s financial position or results of operations.

The Company is in the process of complying with a civil subpoena from the United States Department of Justice received in January of 2016 related to two locations acquired along with SunCrest in late 2013.  SunCrest had previously acquired the locations in its merger with Omni Home Health in 2011.  The subpoena seeks the production of various pre-acquisition business records limited to certain Omni operations in Sarasota and Tampa, Florida for the years 2007-2011.  The Company is cooperating fully with this investigation.  The subject operations generated less than 1% of the Company’s consolidated revenues in 2015.

NOTE 10 - SEGMENT DATA

At January 1, 2016, the Company has two divisions, Home Health care and Healthcare Innovations.  The Home Health care division is comprised of two reportable segments, Visiting Nurses Services (VN or Visiting Nurse) and Personal Care Services (PC or Personal Care).  Healthcare Innovations is also a reportable segment.

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

The Company’s PC segment services are also provided in patients’ homes.  These services (generally provided by paraprofessional staff such as home health aides) are generally of a custodial rather than skilled nature.  PC revenues are generated on an hourly basis.  Approximately 83% of the PC segment revenues are generated from Medicaid and other government programs, while the balance is generated from insurance programs and private pay patients.

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

	Fiscal Year ended
	January 1, 2016	December 31, 2014	December 31, 2013
Net service revenues
Home Health
Visiting Nurse	$401,051	$380,788	$263,789
Personal Care	127,712	112,497	92,927
Healthcare Innovations	3,451	2,544	196
	$532,214	$495,829	$356,912

Operating income (loss)
Home Health
Visiting Nurse	$49,872	$42,899	$29,533
Personal Care	14,170	12,453	11,599
Healthcare Innovations	(1,217)	(13)	(482)
Unallocated	(30,722)	(30,862)	(25,857)
	$32,103	$24,477	$14,793

Identifiable assets
Home Health
Visiting Nurse	$310,317	$259,521
Personal Care	111,524	67,238
Healthcare Innovations	22,024	9,254
Unallocated	20,904	9,245
	$464,769	$345,258

Identifiable liabilities
Home Health
Visiting Nurse	$31,570	$28,180
Personal Care	24,425	19,498
Healthcare Innovations	1,525	191
Unallocated	133,349	64,197
	$190,869	$112,066

Noncontrolling Interest - Redeemable
Healthcare Innovations	$3,639	$3,639	3,639

Capital expenditures
Home Health
Visiting Nurse	$1,388	$465	$764
Personal Care	203	149	267
Healthcare Innovations	108	—	—
Unallocated	1,418	617	1,471
	$3,117	$1,231	$2,502

Depreciation and amortization
Home Health
Visiting Nurse	$1,210	$1,250	$1,004
Personal Care	264	271	224
Healthcare Innovations	97	—	—
Unallocated	2,637	2,582	1,634
	$4,208	$4,103	$2,862

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

On November 5, 2015, the Company acquired the stock of Black Stone Operations, LLC (“Black Stone”).  Black Stone is a provider of in-home personal care and skilled home health services in western Ohio and operates under the name “Home Care by Black Stone”.  The purchase price of $40 million was funded through borrowings on the Company’s bank credit facility, seller notes and issuance of the Company’s common stock.  Black Stone’s post acquisition operating results are reported in the Company’s VN and PC segments and Healthcare Innovations segment.

On August 29, 2015, the Company acquired 100% of the equity of Bracor, Inc. (dba “WillCare”).  Willcare, based in Buffalo, NY, owned and operated VN and PC branch locations in New York (12) and Connecticut (1).  The purchase price was approximately $50.8 million.  The transaction was funded by borrowings under the Company’s bank credit facility.  WillCare’s post acquisition operating results are reported in the Company’s VN and PC segments.

On July 22, 2015, the Company acquired 100% of the equity of Ingenios Health Co. (“Ingenios”) for approximately $11.4 million of the Company’s common stock plus $2 million in cash.  Ingenios is a leading provider of technology enabled in-home clinical assessments for Medicare Advantage, Managed Medicaid and Commercial Exchange lives in seven states and Washington, D.C.  The post acquisition operating results of Ingenios are reported in the Company’s Healthcare Innovations business segment.

On March 1, 2015, the Company acquired the stock of WillCare’s Ohio operations for $3.0 million.

The following table summarizes the preliminary fair value estimates as of the respective acquisition dates of the assets acquired and liabilities assumed for the Willcare, Ingenios and Black Stone acquisitions in 2015:

Preliminary Purchase
Price Allocation
Accounts receivable	$13,039
Property, plant & equipment	4,654
Other assets	1,818
Goodwill	84,538
Other intangibles	10,810
Assets acquired	114,859
Liabilities assumed	(8,299)
Net assets acquired	$106,560

On January 29, 2015, the Company acquired a noncontrolling interest in a development stage analytics and software company, NavHealth, Inc. (NavHealth).  The investment is an asset of the Company’s Healthcare Innovations segment.

During 2014, the Company completed a small acquisition using cash on hand to expand existing VN segment operations.

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

NOTE 13 - QUARTERLY FINANCIAL DATA— (UNAUDITED)

Summarized quarterly financial data are as follows for the fiscal years ended January 1, 2016 and December 31, 2014:

	Jan. 1, 2016	Oct. 2, 2015	Jul. 3, 2015	Apr. 3, 2015	Dec. 31, 2014	Sept. 30, 2014	Jun. 30, 2014	Mar. 31, 2014
Net service revenues	$145,217	$131,232	$127,366	$128,399	$124,756	$125,540	$125,193	$120,340
Gross margin	67,521	61,757	61,023	60,072	58,366	59,020	59,636	54,813
Net income attributable to
Almost Family, Inc.	$2,760	$7,799	$5,010	$4,394	$4,747	$3,782	$3,961	$1,273

Average shares outstanding
Basic	9,775	9,604	9,393	9,353	9,352	9,347	9,338	9,293
Diluted	10,000	9,822	9,569	9,521	9,474	9,443	9,431	9,426

Net income attributable to Almost Family, Inc. per share
Basic	$0.27	$0.81	$0.53	$0.47	$0.50	$0.40	$0.42	$0.14
Diluted	$0.27	$0.79	$0.52	$0.46	$0.49	$0.40	$0.42	$0.14

NOTE 14 - SUBSEQUENT EVENTS

Management has evaluated all events and transactions that occurred after January 1, 2016.  The following non-recognized subsequent events were noted:

On January 5, 2016, the Company acquired 100% of the equity of Long Term Solutions, Inc. (“LTS”).  LTS is a provider of in-home nursing assessments for the long-term care insurance industry.  LTS provides assessments in all 50 U.S. states and a number of foreign countries.  The purchase price of $37 million was funded through borrowings on the Company’s bank credit facility, seller notes and issuance of the Company’s common stock.  LTS’s post acquisition operating results will be reported in the Company’s Healthcare Innovations business segment.

On January 5, 2016, the Company purchased the assets of a Medicare-certified home health agency owned by Bayonne Visiting Nurse Association (Bayonne) located in New Jersey.  Bayonne’s post acquisition operating results will be reported in the Company’s VN segment.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Almost Family, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Almost Family, Inc. and subsidiaries as of January 1, 2016 and December 31, 2014, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended January 1, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a)  2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Almost Family, Inc. and subsidiaries at January 1, 2016 and December 31, 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 1, 2016, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Almost Family, Inc. and subsidiaries’ internal control over financial reporting as of January 1, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 2, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Louisville, Kentucky

March 2, 2016

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Principal Financial Officer (PFO), we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 1, 2016 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) with the exception of the operations of WillCare Healthcare, Ingenios Health Holdings, Inc. and Black Stone Operations, LLC, which constituted 25% of total assets as of January 2, 2016 and 6% of net service revenues for the fiscal year then ended.  Based on that evaluation, our management concluded our internal control over financial reporting was effective based on the criteria described above as of January 1, 2016.

Ernst & Young LLP, an independent registered public accounting firm, has audited and reported on the effectiveness of our internal control over financial reporting.  The report of Ernst & Young LLP is contained in this Annual Report.

/s/ William B. Yarmuth	/s/ C. Steven Guenthner
William B. Yarmuth	C. Steven Guenthner
Chairman and Chief Executive Officer	President & Principal Financial Officer

Date: March 2, 2016	March 2, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Almost Family, Inc. and subsidiaries

We have audited Almost Family, Inc. and subsidiaries’ internal control over financial reporting as of January 1, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Almost Family, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Willcare HealthCare, Ingenios Health Holdings, Inc., and Black Stone Operations, LLC, which are included in the 2015 consolidated financial statements of Almost Family, Inc. and subsidiaries and constituted 25% of total assets as of January 1, 2016 and 6% of net service revenues for the year then ended. Our audit of internal control over financial reporting of Almost Family, Inc. and subsidiaries also did not include an evaluation of the internal control over financial reporting of Willcare HealthCare, Ingenios Health Holdings, Inc., and Black Stone Operations, LLC.

In our opinion, Almost Family, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 1, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Almost Family Inc. and subsidiaries as of January 1, 2016 and December 31, 2014 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended January 1, 2016 of Almost Family, Inc. and subsidiaries and our report dated March 2, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Louisville, Kentucky

March 2, 2016

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures — As of January 1, 2016, the Company’s management, with participation of the Company’s Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e).  Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of January 1, 2016.

Internal Control — Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report that provides management’s assessment of our internal control over financial reporting as part of this Annual Report on Form 10-K for the year ended January 1, 2016.  Management’s report is included in Item 8 of this report under the caption entitled “Management’s Report on Internal Control Over Financial Reporting,” and is incorporated herein by reference.  Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting.  This attestation report is included in item 8 of this report under the caption entitled “Report of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting - There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2015, that have materially affected, or are reasonably likely to materially affect, Almost Family, Inc.’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is set forth in the Registrant’s definitive proxy statement to be filed with the Commission no later than 120 days after January 1, 2016, except for the information regarding executive officers of the Company.  The information required by this Item contained in such definitive proxy statement is incorporated herein by reference.

The following table sets forth certain information with respect to the Company’s executive officers.

Name	Age	Position with the Company
William B. Yarmuth (1)	63	Chairman of the Board and Chief Executive Officer
C. Steven Guenthner (2)	55	President and Principal Financial Officer
P. Todd Lyles (3)	54	Senior Vice President — Administration
Daniel J. Schwartz (4)	49	Senior Vice President and Chief Operating Officer
Rajneesh Kaushal (5)	55	Senior Vice President and Chief Clinical Officer
Jeffrey T. Reibel (6)	44	Vice President and Chief Accounting Officer

Executive officers of the Company are elected by the Board of Directors and serve at the pleasure of the Board of Directors with the exception of William B. Yarmuth who has an employment agreement with the Company.  There are no family relationships between any director or executive officer.

(1)

William B. Yarmuth has been a director and officer of the Company since 1991.   Mr. Yarmuth became Chairman and Chief Executive Officer in 1992; he also served as President until the appointment of Steve Guenthner as

President in 2012. Mr. Yarmuth has served as a member of the board of directors of Industrial Services of America, Inc. since June 2014.

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

(4)

Daniel J. Schwartz joined the Company as Senior Vice President - Operations in April 2013, becoming Senior Vice President and Chief Operating Officer in December 2013.  Mr. Schwartz’s healthcare operations management experience includes previously serving as Chief Operating Officer of Addus Healthcare, Inc. from January 2011 until November 2012; owner of New Paradigm Senior Services, LLC from April 2010 until January 2011; and Senior Vice President — North American Operations for Sunrise Senior Living, Inc. from 2006 until April 2010.  Mr. Schwartz served Sunrise Senior Living, Inc. a total of 15 years.  Mr. Schwartz also served as chief operating officer of New Perspective Senior Living from November 2012 until joining the Company.

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

Equity Compensation Plans

As of January 1, 2016, shares of common stock authorized for issuance under our equity compensation plans are summarized in the following table.  See note 7 to the consolidated financial statements for a description of the plans.  The table below is furnished pursuant to item 12.

	Shares to be	Weighted	Shares
	Issued Upon	Average Option	Available for
Plan Category	Exercise	Exercise Price	Future Grants

Plans approved by shareholders	466,752	$26.39	373,615
Plans not approved by shareholders	—	—	—
Total	466,752	$26.39	373,615

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

			Page Number
(a)	The following items are filed as part of this report:

	1.	Index to Consolidated Financial Statements

		Consolidated Statements of Income for the years ended January 1, 2016, December 31, 2014 and 2013	51

		Consolidated Balance Sheets as of January 1, 2016 and December 31, 2014	52

		Consolidated Statements of Stockholders’ Equity for the years ended January 1, 2016 and December 31, 2014 and 2013	53

		Consolidated Statements of Cash Flows for the years ended January 1, 2016 and December 31, 2014 and 2013	54

		Notes to Consolidated Financial Statements	55

		Reports of Independent Registered Public Accounting Firm	74

	2.	Index to Financial Statement Schedule

		Schedule II — Valuation and Qualifying Accounts	86

		All other Schedules have been omitted because they are either not required, not applicable or, the information has otherwise been supplied in the financial statements or notes thereto.

(b)	Exhibits required to be filed by Item 601 of Regulation S-K are set forth below:

Number	Description of Exhibit

2.1

Share Purchase Agreement dated as of February 24, 2015 by and among Almost Family, Inc, National Health Industries, Inc., Bracor, Inc. and Bracor’s shareholders, Summer Street Capital II, L.P., Summer Street Capital NYS Fund II, L.P., David W. Brason, Todd W. Brason and David W. Brason Multi-Generational Irrevocable Trust.  (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Almost Family hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission.) (incorporated by reference to the Exhibit 2.1 to Registrant’s Report on Form 10-K for the year ended December 31, 2014).

2.2

Stock Purchase Agreement dated as of February 24, 2015 by and among Almost Family, Inc, National Health Industries, Inc., and Bracor, Inc.    (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Almost Family hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission.) (incorporated by reference to the Exhibit 2.1 to Registrant’s Report on Form 10-K for the year ended December 31, 2014).

2.3

Closing Letter Agreement dated August 28, 2015, as amendment to Share Purchase Agreement dated as of February 24, 2015 by and among Almost Family, Inc., National Health Industries, Inc., Bracor, Inc. and Bracor’s shareholders, Summer Street Capital II, L.P., Summer Street Capital NYS Fund II, L.P., David W. Brason, Todd W. Brason and David W. Brason Multi-Generational Irrevocable Trust    (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Almost Family hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission.) (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on September 2, 2015).

2.4*

Agreement and Plan of Merger dated as of November 3, 2015 by and among Almost Family, Inc., National Health Industries, Inc., AFAM Acquisition, LLC, Black Stone Operations, LLC, Black Stone Companies of Ohio, Inc., ERH Development, LLC, Warren County Community Services, LLC, LEC Community Services, Inc., Primrose Retirement Communities, LLC, Kimberly Payne and David Brixey.  (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Almost Family hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission.)

2.5*

Stock Purchase Agreement dated as of January 2, 2016 by and among National Health Industries, Inc., Almost Family, Inc., Long Term Solutions, Inc., and Anne Harrington, Noreen Guanci, Noreen Guanci 2009 Irrevocable Trust and Richard Guanci 2009 Irrevocable Trust.  (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Almost Family hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission.)

3.1

Certificate of Incorporation, as amended, of the Registrant (incorporated by reference to Exhibit No. 3.1 of the Registrant’s Annual Report on Form 10-K for the year ended March 31, 1997 and Exhibit 3.1 of the Registrant’s Quarterly Report Form 10-Q for the quarter ended September 30, 2008)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K as filed on June 8, 2012)

4.1	Form of Senior Indenture – (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on form S-3 filed on May 29, 2015, SEC File No. 333-204584.)

4.2	Form of Subordinated Indenture – (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on form S-3 filed on May 29, 2015, SEC File No. 333-204584.)

4.3	Other Debt Instruments — copies of other debt instruments for which the total debt is less than 10% of assets will be furnished to the Commission upon request.

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

10.13

Third Amendment to Credit Agreement, dated as of February 12, 2015 among Almost Family, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent and Bank of America, N.A., as Syndication Agent.  (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed February 18, 2015).

10.14

Consolidated Amended and Restated Guaranty and Ratification Agreement dated as of February 12, 2015 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K as filed February 18, 2015).

10.15

Consolidated Amended and Restated Pledge of Equity Interests dated as of February 12, 2015 (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K as filed February 18, 2015).

10.16	Consolidated Amended and Restated Security Agreement dated as of February 12, 2015(incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K as filed February 18, 2015).
10.17

Second Amendment to Credit Agreement dated as of December 6, 2013 by and among Almost Family, Inc. and JPMorgan Chase Bank, N.A., for itself and as Administrative Agent under the Credit Agreement dated as of December 2, 2010 (incorporated by reference to the Exhibit 10.14 to Registrant’s Report on Form 10-K for the year ended December 31, 2014).

10.18

Letter Agreement dated as of December 10, 2012 by and among Almost Family, Inc. and JPMorgan Chase Bank, N.A., for itself and as Administrative Agent under the Credit Agreement dated as of December 2, 2010 (incorporated by reference to the Exhibit 10.15 to Registrant’s Report on Form 10-K for the year ended December 31, 2014).

10.19*

Fourth Amendment to Credit Agreement dated as of November 4, 2015 by and among Almost Family, Inc. and JPMorgan Chase Bank, N.A., for itself and as Administrative Agent under the Credit Agreement dated as of December 2, 2010.

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

101*

Financial statements from the annual report on Form 10-K of Almost Family, Inc. for the fiscal year ended January 1, 2016, filed on March 2, 2016, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders’ Equity, and (v) the Notes to Consolidated Financial Statements.

*Denotes filed herein.

+Denotes compensatory plan or management contract.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALMOST FAMILY, INC.

By:	/s/ William B. Yarmuth	March 2, 2016
William B. Yarmuth
Chairman, Chief Executive Officer

By:	/s/ C. Steven Guenthner	March 2, 2016
C. Steven Guenthner
President and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ William B. Yarmuth	Director, Chief Executive Officer	March 2, 2016
	William B. Yarmuth	(principal executive officer)

By:	/s/ C. Steven Guenthner	President and Principal Financial Officer	March 2, 2016
C. Steven Guenthner

By:	/s/ Jeffrey T. Reibel	Vice President of Finance and Chief Accounting Officer	March 2, 2016
Jeffrey T. Reibel

By:	/s/ Steven B. Bing	Director	March 2, 2016
Steven B. Bing

By:	/s/ Donald G. McClinton	Director	March 2, 2016
Donald G. McClinton

By:	/s/ Tyree G. Wilburn	Director	March 2, 2016
Tyree G. Wilburn

By:	/s/ Jonathan D. Goldberg	Director	March 2, 2016
Jonathan D. Goldberg

By:	/s/ W. Earl Reed, III	Director	March 2, 2016
W. Earl Reed, III

By:	/s/ Henry M. Altman, Jr.	Director	March 2, 2016
Henry M. Altman, Jr.

ALMOST FAMILY, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

SCHEDULE II

(In thousands)

	Col. A	Col. B	Col. C	Col. D	Col. E
		Additions/(Deductions)
		(1)	(2)
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other	(3)	End of
Description	of Period	Expenses	Accounts	Deductions	Period

Allowances:
Year Ended January 1, 2016	$8,880	12,743	1,891	(6,000)	$17,514

Year Ended December 31, 2014	$15,586	$9,413	$—	$(16,119)	$8,880

Year Ended December 31, 2013	$5,236	$5,526	$8,910	$(4,086)	$15,586

(1)	Charged to bad debt expense.
(2)	Acquired uncollectible accounts reserves, primarily SunCrest acquisition related.
(3)	Write-off of accounts.