Form 10-Q
period 2016-04-01
ALMOST FAMILY INC
filed 2016-05-06
CIK 799231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2016

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

Yes ☐              No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock    $0.10 par value

Shares outstanding at April 29, 2016     10,376,197

ALMOST FAMILY, INC. AND SUBSIDIARIES

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	April 1, 2016
	(UNAUDITED)	January 1, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,135	$7,522
Accounts receivable - net	94,008	92,909
Prepaid expenses and other current assets	9,515	9,033
TOTAL CURRENT ASSETS	110,658	109,464
PROPERTY AND EQUIPMENT - NET	10,649	10,000
GOODWILL	315,360	277,061
OTHER INTANGIBLE ASSETS	66,106	64,629
OTHER ASSETS	3,885	3,615
TOTAL ASSETS	$506,658	$464,769

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,128	$12,297
Accrued other liabilities	43,735	42,524
TOTAL CURRENT LIABILITIES	53,863	54,821

LONG-TERM LIABILITIES:
Revolving credit facility	133,211	113,790
Deferred tax liabilities	15,260	13,094
Seller notes	12,520	6,556
Other liabilities	2,968	2,608
TOTAL LONG-TERM LIABILITIES	163,959	136,048
TOTAL LIABILITIES	217,822	190,869

NONCONTROLLING INTEREST - REDEEMABLE -
HEALTHCARE INNOVATIONS	3,639	3,639

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.05; authorized 2,000 shares; none issued or outstanding	—	—
Common stock, par value $0.10; authorized 25,000; 10,490 and 10,125 issued and outstanding	1,049	1,013
Treasury stock, at cost, 114 and 103 shares	(3,126)	(2,731)
Additional paid-in capital	138,822	127,253
Noncontrolling interest - nonredeemable	(770)	(730)
Retained earnings	149,222	145,456
TOTAL STOCKHOLDERS’ EQUITY	285,197	270,261
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$506,658	$464,769

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except per share data)

	Three months ended
	April 1, 2016	April 3, 2015
Net service revenues	$153,698	128,399
Cost of service revenues (excluding depreciation and amortization)	82,232	68,327
Gross margin	71,466	60,072
General and administrative expenses:
Salaries and benefits	41,676	36,393
Other	19,445	15,810
Deal, transition and other costs	2,609	406
Total general and administrative expenses	63,730	52,609
Operating income	7,736	7,463
Interest expense, net	(1,332)	(447)
Income before income taxes	6,404	7,016
Income tax expense	(2,677)	(2,987)
Net income	3,727	4,029
Net loss attributable to noncontrolling interest	190	365
Net income attributable to Almost Family, Inc.	$3,917	$4,394

Per share amounts-basic:
Average shares outstanding	10,089	9,353
Net income attributable to Almost Family, Inc.	$0.39	$0.47

Per share amounts-diluted:
Average shares outstanding	10,260	9,521
Net income attributable to Almost Family, Inc.	$0.38	$0.46

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three months ended
	April 1, 2016	April 3, 2015
Cash flows from operating activities:
Net income before NCI	$3,727	$4,029
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	1,050	918
Provision for uncollectible accounts	3,845	1,865
Stock-based compensation	717	520
Deferred income taxes	2,166	1,031
	11,505	8,363
Change in certain net assets and liabilities, net of the effects of acquisitions:
Change in:
Accounts receivable	(3,571)	(11,961)
Prepaid expenses and other current assets	(257)	3,653
Other assets	(334)	17
Accounts payable and accrued expenses	(1,735)	(3,853)
Net cash provided by (used in) operating activities	5,608	(3,781)
Cash flows from investing activities:
Capital expenditures	(969)	(401)
Cost basis investment	—	(1,000)
Acquisitions, net of cash acquired	(24,229)	(3,000)
Net cash used in investing activities	(25,198)	(4,401)
Cash flows from financing activities:
Credit facility borrowings	78,011	47,813
Credit facility repayments	(58,590)	(39,161)
Debt issuance fees	—	(1,158)
Proceeds from stock option exercises	—	23
Purchase of common stock in connection with share awards	(396)	(276)
Tax impact of share awards	214	88
Payment of special dividend	—	(50)
Principal payments on notes payable and capital leases	(36)	(23)
Net cash provided by financing activities	19,203	7,256
Net decrease in cash and cash equivalents	(387)	(926)
Cash and cash equivalents at beginning of period	7,522	6,886
Cash and cash equivalents at end of period	$7,135	$5,960

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Unless otherwise indicated, all dollars and share amounts are in thousands, except per share data)

1.Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements for the periods ended April 1, 2016 and April 3, 2015, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations.  Accordingly, the reader of this Form 10-Q is referred to Almost Family, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended January 1, 2016 for further information.  In the opinion of management of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position at April 1, 2016, and the results of operations and cash flows for the periods ended April 1, 2016 and April 3, 2015.  The results of operations for the period ended April 1, 2016 are not necessarily indicative of the operating results for the year.

Effective with the first quarter of 2015 the Company adopted a 52-53 week fiscal reporting calendar under which it will report its annual results going forward in four equal 13-week quarters.  Due to the Company’s use of the 52-53 week calendar, the first quarter of 2015 includes the 13 week and 2 day period from January 1, 2015 to April 3, 2015 which is 2 more days than each 13 week quarter to be reported in the future.  For prospective comparison, the 2 days (New Year’s Day and the day after) had a one-time effect of increasing revenue by $2.3 million, while lowering EPS by $0.02 due to the effect of the holiday. The first quarter of 2016 started on January 2, 2016, excluding the 2016 New Year’s Day holiday.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30):  Simplifying the Presentation of Debt Issuance Costs.  In certain instances, Subtopic 835-30 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability.  Subtopic 835-30 is effective for annual and interim periods beginning after December 15, 2015.  With the adoption of ASU No. 2015-03, amortization of debt issuance costs were reclassified from amortization expense to interest expense.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.  Subtopic 350-40 provides guidance that all software licenses included in cloud computing arrangement be accounted for consistent with other licenses of intangible assets.  However, if a cloud computing arrangement does not include a software license, the arrangement should be accounted for as a service contract, the accounting for which did not change.  Subtopic 350-40 is effective for annual and interim periods beginning after December 15, 2015. The adoption of ASU No. 2015-05 did not affect the Company’s financial position and results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 requires lessees to recognize assets and liabilities on their balance sheet related to the rights and obligations created by most leases, while continuing to recognize expenses on their income statements over the lease term. It will also require disclosures designed to give financial statement users information regarding the amount, timing, and uncertainty of cash flows arising from leases. The guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted for all entities. The Company is currently evaluating the impact ASU 2016-02 will have on its consolidated financial statements and associated disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation. ASU 2016-09 is intended to simplify several aspects of the accounting for share-based payments. The guidance will be effective for fiscal years beginning after December 15, 2016, including interim periods within that year. The Company is in the process of evaluating the impacts of the adoption of this ASU.

2.Segment Data

The Company has two divisions, Home Health Care and Healthcare Innovations.  The Home Health Care division is comprised of two reportable segments, Visiting Nurse Services (VN or Visiting Nurse) and Personal Care Services (PC or Personal Care).  Healthcare Innovations (HCI)  is also a reportable segment.  Reportable segments have been identified based upon how management has organized the business by services provided to customers and how the chief operating decision maker manages the business and allocates resources, consistent with the criteria in ASC 280, Segment Reporting.

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

The PC segment services are also provided in patients’ homes. These services (generally provided by paraprofessional staff such as home health aides) are generally of a custodial rather than skilled nature.  PC revenues are generated on an hourly basis.  Approximately 78% of the PC segment revenues are generated from Medicaid and other government programs while the balance is generated from insurance programs and private pay patients.

The Company’s HCI business segment was created to house and separately report on our developmental activities outside the traditional home health business platform.  These activities are intended ultimately, whether directly or indirectly, to benefit the Company’s patients and payors through the enhanced provision of home health services.  The activities all share a common goal of improving patient experiences and quality outcomes, while lowering costs.  They include, but are not limited to, items such as: technology, information, population health management, risk-sharing, care-

coordination and transitions, clinical advancements, enhanced patient engagement and informed clinical decision and technology enabled in-home clinical assessments.

	Three months ended
Consolidated	April 1, 2016	April 3, 2015
Home Health Operations
Net service revenues:
Visiting Nurse	$109,613	$99,535
Personal Care	39,693	28,761
	149,306	128,296
Operating income before corporate expenses:
Visiting Nurse	14,975	12,400
Personal Care	3,737	2,898
	18,712	15,298
Healthcare Innovations Operations
Revenue	4,392	103
Operating income (loss) before noncontrolling interest	(673)	(517)
Corporate expenses	7,694	6,912
Deal, transition and other costs	2,609	406
Operating income	7,736	7,463
Interest expense, net (1)	(1,332)	(447)
Income tax expense	(2,677)	(2,987)
Net income	$3,727	$4,029

(1)  Allocation of interest for 2016 was $358,  $358, and $378 to Visiting Nurse, Personal Care and Healthcare Innovations, respectively.  Substantially all interest in 2015 was in the Visiting Nurse segment.

3.Capitalized Software Development Costs

The Company capitalizes the cost of internally generated computer software developed for the Company’s own use.  Software development costs of approximately $272 and $72 were capitalized in the three month periods ended April 1, 2016 and April 3, 2015, respectively.  Capitalized software development costs are amortized over the estimated useful life, generally three years, once the software is ready for its intended use.

4.Goodwill and Other Intangible Assets

The Company conducts annual reviews for impairment, or more frequently if circumstances indicate impairment may have occurred.  Other intangible assets consist of certificates of need and licenses, trade names and non-compete agreements.  Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. Licenses, provider numbers, certificates of need and trade names have indefinite lives and are reviewed at least annually for possible impairment, or whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.  The Company completed its most recent annual impairment test of goodwill and other indefinite-lived intangible assets as of January 1, 2016 and determined that no impairment existed.

The following table summarizes the activity related to goodwill and other intangible assets for 2016:

		Other Intangible Assets
		Certificates
		of Need and	Trade	Non-compete
	Goodwill	Licenses	Names	Agreements	Total
Balances at December 31, 2014	$192,523	$39,611	$14,771	$20	$54,402
Acquisitions	84,538	6,433	3,640	180	10,253
Amortization	—	—	(10)	(16)	(26)
Balances at January 1, 2016	$277,061	$46,044	$18,401	$184	$64,629
Acquisitions	38,299	1,484	—	—	1,484
Amortization	—	—	(3)	(4)	(7)
Balances at April 1, 2016	$315,360	$47,528	$18,398	$180	$66,106

Acquisitions in the table relate to the acquisitions discussed further in Note 9, “Acquisitions.”

The following table summarizes the Company’s goodwill and other intangible assets by segment:

		Other Intangible Assets
		Certificates
		of Need and	Trade	Non-compete
	Goodwill	Licenses	Names	Agreements	Total
Visiting Nurse	$189,103	44,368	13,203	90	$57,661
Personal Care	72,860	3,160	5,195	90	8,445
Healthcare Innovations	53,397	—	—	—	—
April 1, 2016 balance	$315,360	$47,528	$18,398	$180	$66,106

5.Revolving Credit Facility

The Company has a senior secured revolving credit facility with JP Morgan Chase Bank, NA, as Administrative Agent, Bank of America, as Syndication Agent, and certain other lenders (the “Facility”).  The Facility consists of a $175 million credit line with a maturity date of November 15, 2020 and an “accordion” feature providing for potential future expansion of the Facility to $250 million.  Borrowings (other than letters of credit) under the credit facility generally will bear interest at a rate varying from the London Interbank Offered Rate (LIBOR) plus 1.75% to LIBOR rate plus 3.00%,  depending on leverage.  The Facility is secured by substantially all of the Company’s assets and the stock of its subsidiaries.  Debt issuance costs of $1.2 million incurred in connection with the credit facility are recorded in prepaid and other assets and are being amortized to interest expense through November 15, 2020.

Borrowings under the Facility are subject to various covenants including a multiple of 3.5 times earnings before interest, taxes, depreciation and amortization (“EBITDA”). “EBITDA” may include “Acquired EBITDA” from pro-forma acquisitions as defined. Borrowings under the Facility may be used for general corporate purposes, including acquisitions.  Application of the Facility’s borrowing formula as of April 1, 2016, permitted an additional $18.0 million to be used. The Company had irrevocable letters of credit totaling $11.3 million outstanding in connection with the Company’s self-insurance programs, which resulted in a total of $6.7 million being available for use at April 1, 2016.  As of April 1, 2016, the Company was in compliance with the various financial covenants.  Under the most restrictive of its covenants, the Company was required to maintain minimum net worth of at least $179.5 million at April 1, 2016.  At such date, the Company’s net worth was approximately $285.2 million.

The effective interest rates on the Company’s borrowings were 3.31% and 2.67% for the three month periods ended April 1, 2016 and April 3, 2015, respectively.

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

7.Earnings per Common Share

A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted earnings per common share is as follows:

	Three months ended
	April 1, 2016	April 3, 2015
Basic weighted average outstanding shares	10,089	9,353
Add common equivalent shares representing shares issuable upon exercise of dilutive awards	171	168
Diluted weighted average number of shares	10,260	9,521

Anti-dilutive shares excluded from calculation	77	104

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

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against the Company by various claimants.  The claims are in various stages of processing and some may ultimately be brought to trial.  The Company is aware of incidents that have occurred through April 1, 2016 that may result in the assertion of additional claims.  The Company currently carries professional and general liability insurance coverage (on a claims made basis) for this exposure with no deductible.  The Company also carries D&O coverage (also on a claims made basis) for potential claims against the Company’s directors and officers, including securities actions, with deductibles ranging from $175 to $500 per claim.

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

9.Acquisitions

2016 Acquisitions

On January 5, 2016, the Company acquired 100% of the equity of Long Term Solutions, Inc. (“LTS”).  LTS is a provider of in-home nursing assessments for the long-term care insurance industry.  LTS provides assessments in all 50 U.S. states and a number of foreign countries.  The purchase price of $37 million was funded through borrowings on the Company’s bank credit facility, seller notes and issuance of the Company’s common stock.  LTS’s post acquisition operating results are reported in the Company’s HCI business segment.

On January 5, 2016, the Company purchased the assets of a Medicare-certified home health agency owned by Bayonne Visiting Nurse Association (Bayonne) located in New Jersey.  The purchase price was $4.0 million.  Bayonne’s post acquisition operating results are reported in the Company’s VN segment.

2015 Acquisitions

On November 5, 2015, the Company acquired the stock of Black Stone Operations, LLC (“Black Stone”).  Black Stone is a provider of in-home personal care and skilled home health services in western Ohio and operates under the name “Home Care by Black Stone.”  The purchase price of $40 million was funded through borrowings on the Company’s bank credit facility, seller notes and issuance of the Company’s common stock.  Black Stone’s post acquisition operating results are primarily reported in the VN and PC segments.

On August 29, 2015 the Company acquired 100% of the equity of Bracor, Inc. (dba WillCare).  The purchase price for the New York and Connecticut operations was $50.8 million.  The transaction was funded by borrowings under the Company’s bank credit facility.  On March 1, 2015, the Company acquired the stock of WillCare’s Ohio operations for $3.0 million.  WillCare’s post acquisition operating results are reported in the VN and PC segments.

On July 22, 2015, the Company acquired 100% of the equity of Ingenios Health Co. (Ingenios) for $11.4 million of the Company’s common stock plus $2.0 million in cash.  Ingenios is a leading provider of technology enabled in-home clinical assessments for Medicare Advantage, Managed Medicaid and Commercial Exchange lives in 7 states and Washington, D.C.  The operating results of Ingenios are reported in the HCI business segment.

On January 29, 2015, the Company acquired a noncontrolling interest in a development stage analytics and software company, NavHealth, Inc. (NavHealth).  The investment is an asset of the Company’s HCI segment.

The following table summarizes the preliminary fair value estimates as of the respective acquisition dates of the assets acquired and liabilities assumed for the Willcare, Ingenios, Black Stone, LTS and Bayonne acquisitions:

Preliminary Purchase
Price Allocation
Accounts receivable	$14,412
Property, plant & equipment	5,375
Other assets	2,033
Goodwill	122,675
Other intangibles	12,270
Assets acquired	156,765
Liabilities assumed	(9,301)
Net assets acquired	$147,464

Deal and transition costs incurred in conjunction with the 2015 and 2016 acquisitions were $2.3 million for the quarter ended April 1, 2016.  Similar amounts for the prior year periods were $406 related to 2014 acquisitions.  Such amounts are included in Deal, transition and other costs in the Consolidated Statements of Income.

10.Income Taxes

The Company’s effective income tax rate for the period ended April 1, 2016 and April 3, 2015  was approximately 40.5%.

Accounting principles generally accepted in the United States prescribe a recognition threshold and measurement attribute for the accounting and financial statement disclosure of tax positions taken or expected to be taken in a tax return.  The evaluation of a tax position is a two-step process.  The first step requires the Company to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position.  The second step requires the Company to recognize in the financial statements each tax position that meets the more likely than not criteria, measured at the amount of benefit that has a greater than 50% likelihood of being realized.  The Company had $2.5 million of unrecognized tax benefits at April 1, 2016, the total amount of which, if recognized, would affect the tax rate.  The Company includes the full amount of unrecognized tax benefits in other liabilities in the Consolidated Balance Sheets.  Additionally, the Company may from time to time be assessed interest and penalties by tax jurisdictions.  Any such assessments historically have been immaterial to the Company’s financial results and are classified as other general and administrative expenses in the consolidated statements of income.

11.Subsequent Events

Management has evaluated all events and transactions that occurred after April 1, 2016.  During this period, the Company had no material subsequent events requiring recognition in the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

Almost Family, Inc. and subsidiaries (collectively “Almost Family”) is a leading regionally focused provider of home health nursing services. In this report, the terms “Company,” “we,” “us” or “our” mean Almost Family, Inc. and all subsidiaries included in our consolidated financial statements.

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

For a detailed discussion of these and other factors that could cause the Company’s actual results to differ materially from the results contemplated by the forward-looking statements, please refer to Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for year ended January 1, 2016 and this Form 10-Q.  The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report.  Except as required by law, the Company assumes no responsibility for updating forward-looking statements to reflect unforeseen or other events after the date of this report. The Company has provided a detailed discussion of risk factors in its Form 10-K and various filings with the Securities and Exchange Commission (SEC).  The reader is encouraged to review these risk factors and filings.

Critical Accounting Policies

Refer to the “Critical Accounting Policies” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K for the year ended January 1, 2016 for a detailed discussion of our critical accounting policies.  There have been no material changes to our critical accounting policies and estimates as described therein.

Fiscal Year End

As a result of the change in the fiscal reporting calendar in the first quarter of 2015 to the use of the 52-53 week calendar, the first quarter of 2015 includes the 13 week and 2 day period from January 1, 2015 to April 3, 2015 which is 2 more days than each 13 week quarter to be reported in the future.  For prospective comparison, the 2 days (New Year’s Day and the day after) had a one-time effect of increasing revenue by $2.3 million, while lowering EPS by $0.02 due to the effect of the holiday. The first quarter of 2016 started on January 2, 2016, excluding the 2016 New Year’s Day holiday.

Operating Segments

The Company has two divisions, Home Health Care and Healthcare Innovations.  The Home Health Care division is comprised of two reportable segments, Visiting Nurse Services (VN or Visiting Nurse) and Personal Care Services (PC or Personal Care).  Our Healthcare Innovations (HCI) division is also a reporting segment.  Reportable segments have been identified based upon how management has organized the business by services provided to customers and how the chief operating decision maker manages the business and allocates resources, consistent with the criteria in ASC 280, Segment Reporting.

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

Our PC segment services are also provided in patients’ homes.  These services (generally provided by paraprofessional staff such as home health aides) are generally of a custodial rather than skilled nature.  PC revenues are typically generated on an hourly basis.  Approximately 78% of the PC segment revenues are generated from Medicaid and other government programs while the balance is generated from insurance programs and private pay patients.

Our HCI business segment was created to separately report on our developmental activities outside our traditional home health business platform.   These activities are intended ultimately, whether directly or indirectly, to benefit our patients and our payers through the enhanced provision of home health services.   Our activities all share a common goal of improving patient experiences and quality outcomes while lowering costs.   They include, but are not limited to, items such as: technology, information, population health management, risk-sharing, care coordination and transitions, clinical advancements, enhanced patient engagement and informed clinical decision and technology enabled in-home clinical assessments.

Certain general and administrative expenses incurred at the corporate level have not been allocated to the segments.

Acquisitions

On January 5, 2016, we acquired 100% of the equity of Long Term Solutions, Inc. (“LTS”).  LTS is a provider of in-home nursing assessments for the long-term care insurance industry.  LTS provides assessments in all 50 U.S. states and a number of foreign countries.  The purchase price of $37 million was funded through borrowings on the Company’s bank credit facility, seller notes and issuance of the Company’s common stock.  LTS’s post acquisition operating results are reported in our HCI business segment.

On January 5, 2016, we purchased the assets of a Medicare-certified home health agency owned by Bayonne Visiting Nurse Association (‘Bayonne”) located in New Jersey.  The purchase price was $4.1 million.  Bayonne’s post acquisition operating results are reported in our VN segment.

On November 5, 2015, the Company acquired the stock of Black Stone Operations, LLC (“Black Stone”).  Black Stone is a provider of in-home personal care and skilled home health services in western Ohio and operates under the name “Home Care by Black Stone.”  The purchase price of $40 million was funded through borrowings on the Company’s bank credit facility, seller notes and issuance of the Company’s common stock.  Black Stone’s post acquisition operating results are primarily reported in the VN and PC segments.

On August 29, 2015, the Company acquired 100% of the equity of Bracor, Inc. (d/b/a WillCare).  The purchase price for the New York and Connecticut operations was $50.8 million.  The transaction was funded by borrowings under the Company’s bank credit facility.  On March 1, 2015, the Company acquired the stock of WillCare’s Ohio operations for $3.0 million.  WillCare’s post acquisition operating results are reported in the VN and PC segments.

On July 22, 2015, the Company acquired 100% of the equity of Ingenios Health Co. (Ingenios) for $11.4 million of the Company’s common stock plus $2.0 million in cash.  Ingenios is a leading provider of technology enabled in-home clinical assessments for Medicare Advantage, Managed Medicaid and Commercial Exchange lives in 7 states and Washington, D.C.  The operating results of Ingenios are reported in the HCI business segment.

On January 29, 2015, the Company acquired a noncontrolling interest in a development stage analytics and software company, NavHealth, Inc. (NavHealth).  The investment is an asset of the Company’s HCI segment.

Health Care Reform Legislation and Medicare Regulations

The reader is encouraged to review our detailed discussion of Health Care Reform Legislation and Medicare Regulations in the similarly titled section in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” along with the discussion under “Government Regulation” in Part I, Item 1, “Business” including but not limited to Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for year ended January 1, 2016.

Seasonality

Our VN segment operations in Florida, where nearly 20% of that segment’s revenues are generated, normally experience higher admissions during the first quarter and lower admissions during the third quarter than in the other quarters due to seasonal population fluctuations.

RESULTS OF OPERATIONS

FIRST QUARTER

Consolidated

(In thousands)

	Three months ended
	April 1, 2016		April 3, 2015		Change
Consolidated	Amount	% Rev	Amount	% Rev	Amount	%
Home Health Operations
Net service revenues:
Visiting Nurse	$109,613	73.4%	$99,535	77.6%	$10,078	10.1%
Personal Care	39,693	26.6%	28,761	22.4%	10,932	38.0%
	149,306	100.0%	128,296	100.0%	21,010	16.4%
Operating income before corporate expenses:
Visiting Nurse	14,975	13.7%	12,400	12.5%	2,575	20.8%
Personal Care	3,737	9.4%	2,898	10.1%	839	29.0%
	18,712	12.5%	15,298	11.9%	3,414	22.3%
Healthcare Innovations
Revenue	4,392	100.0%	103	100.0%	4,289	4164.1%
Operating income before noncontrolling interest	(673)	-15.3%	(517)	-501.9%	(156)	30.2%

Corporate expenses	7,694	5.0%	6,912	5.4%	782	11.3%
Deal, transition and other costs	2,609	1.7%	406	0.3%	2,203	542.6%
Operating income	7,736	5.0%	7,463	5.8%	273	3.7%
Interest expense, net	(1,332)	-0.9%	(447)	-0.3%	(885)	198.0%
Income tax expense	(2,677)	-1.7%	(2,987)	-2.3%	310	-10.4%
Net income	$3,727	2.4%	$4,029	3.1%	$(302)	-7.5%

Adjusted EBITDA-HHO (1)	$13,151	8.8%	$10,203	8.0%	$2,948	28.9%
Adjusted Earnings-HHO (1)	$6,032	4.0%	$4,825	3.8%	$1,208	25.0%

(1)See Page 20 for GAAP reconciliation of Adjusted EBITDA from home health operations and Adjusted earnings from home health operations.

Home Health revenue increased year over year by $21.0 million primarily as a result of our acquisition of WillCare and Black Stone.  Refer to VN and PC segment discussions for further operating performance details.  Refer to “Fiscal Year End” related to our 52-53 week reporting calendar conversion.

Healthcare Innovations (HCI) segment net revenues increased $4.3 million to a record $4.4 million, in 2016 from $0.1 million in 2015, as acquired LTS and Ingenios assessment business revenues were $4.1 million.  The first quarter of the year has historically been seasonably lower than the other three quarters.  LTS was acquired in January 2016 and Ingenios was acquired in July 2015.

Corporate expenses as a percentage of revenue declined to 5.0%, from 5.4% in the prior year period as a result of acquired revenue out pacing corporate cost additions, while deal, transition and other costs grew to $2.6 million for 2016, primarily as a result of costs related to our 2016 and 2015 acquisitions.  Borrowings related to our acquisition activity in late 2015 and early 2016 also increased our interest expense to $1.3 million, from $0.4 million in the prior year period.

Our effective tax rate for the first quarter of 2016 and 2015 was 40.5%.

Visiting Nurse Segment

(In thousands, except for statistics)

	Three months ended
	April 1, 2016		April 3, 2015		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$109,613	100.0%	$99,535	100.0%	$10,078	10.1%
Cost of service revenues	52,625	48.0%	48,084	48.3%	4,541	9.4%
Gross margin	56,988	52.0%	51,451	51.7%	5,537	10.8%
General and administrative expenses:
Salaries and benefits	30,318	27.7%	28,702	28.8%	1,616	5.6%
Other	11,695	10.7%	10,349	10.4%	1,346	13.0%
Total general and administrative expenses	42,013	38.3%	39,051	39.2%	2,962	7.6%
Operating income before corporate expenses	$14,975	13.7%	$12,400	12.5%	$2,575	20.8%

Average number of locations	164		160		4	2.5%

All payors:
Patients Months	91,881		80,982		10,899	13.5%
Admissions	28,455		26,279		2,176	8.3%
Billable Visits	737,871		642,592		95,279	14.8%

Medicare:
Admissions (1)	25,205	88.6%	23,722	90.3%	1,483	6.3%
Revenue (in thousands)	$103,158	94.1%	$95,122	95.6%	$8,036	8.4%
Revenue per admission	$4,093		$4,010		$83	2.1%
Billable visits (1)	652,118	88.4%	584,438	91.0%	67,680	11.6%
Recertifications	12,273		11,927		346	2.9%
Payor mix % of Admissions
Traditional Medicare Episodic	82.0%		84.1%		(2.1)%
Replacement Plans Paid Episodically	4.6%		4.0%		0.6%
Replacement Plans Paid Per Visit	13.4%		11.9%		1.5%

Non-Medicare:
Admissions (1)	3,250	11.4%	2,557	9.7%	693	27.1%
Revenue (in thousands)	$6,455	5.9%	$4,413	4.4%	$2,042	46.3%
Revenue per admission	$1,986		$1,726		$260	15.1%
Billable visits (1)	85,753	11.6%	58,154	9.0%	27,599	47.5%
Recertifications	1,131		427		704	164.9%
Payor mix % of Admissions
Medicaid & other governmental	32.6%		30.8%		1.8%
Private payors	67.4%		69.2%		(1.8)%

(1)Percentages pertain to percentage of total admissions or total billable visits, as applicable.

VN segment net revenues increased $10.1 million to a record $109.6 million from $99.5 million in the prior year and total Medicare admissions grew by 6% to 25,205 from 23,722 primarily due to home health agencies acquired in late 2015 and early 2016 (WillCare, Black Stone and Bayonne acquisitions).  The more rapid growth in Non-Medicare business was driven by the business mix of our acquisitions.

Gross margin as a percentage of revenue increased to 52.0% from 51.7% primarily due to lower labor costs per visit from improved monitoring and management.  Total general and administrative expenses declined as a percentage of revenue to 38.3% in the first quarter of 2016 from 39.2% in the prior year quarter primarily from the effect of acquired operations plus the closing of selected underperforming smaller branches.

As a result, VN segment operating income before corporate expenses increased $2.6 million, or 20.8%, to $15.0 million, from $12.4 million in the prior year period, while VN segment operating income as percentage of revenue increased to 13.7% from 12.5% in the prior year period.

Personal Care Segment

(In thousands, except for statistics)

	Three months ended
	April 1, 2016		April 3, 2015		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$39,693	100.0%	$28,761	100.0%	$10,932	38.0%
Cost of service revenues	27,177	68.5%	20,197	70.2%	6,980	34.6%
Gross margin	12,516	31.5%	8,564	29.8%	3,952	46.1%
General and administrative expenses:
Salaries and benefits	5,666	14.3%	3,874	13.5%	1,792	46.3%
Other	3,113	7.8%	1,792	6.2%	1,321	73.7%
Total general and administrative expenses	8,779	22.1%	5,666	19.7%	3,113	54.9%
Operating income before corporate expenses	$3,737	9.4%	$2,898	10.1%	$839	29.0%

Average number of locations	71		61		10	16.4%

Admissions	2,446		1,427		1,019	71.4%
Patient months of care	39,060		22,766		16,294	71.6%
Billable hours	1,821,539		1,286,884		534,655	41.5%
Revenue per billable hour	$21.79		$22.35		$(0.56)	-2.5%

PC segment net revenues increased $10.9 million or 38.0% to a record $39.7 million in 2016 from $28.8 million in 2015 primarily due to acquisitions.  Changes in cost of service revenues and general and administrative expenses as a percent of revenue are primarily due to mix changes from acquired operations.  Acquired operations likewise increased PC segment contribution to 29.0%, or $0.8 million, as compared to the same period of last year.

Liquidity and Capital Resources

Revolving Credit Facility

We have a senior secured revolving credit facility with JP Morgan Chase Bank, NA, as Administrative Agent, Bank of America, as Syndication Agent, and certain other lenders (the “Facility”).  The Facility consists of a $175 million credit line with a maturity date of November 15, 2020 and an “accordion” feature providing for potential future expansion of the Facility to $250 million.  Borrowings (other than letters of credit) under the credit facility generally will bear interest at a rate varying from the London Interbank Offered Rate (LIBOR) plus 1.75% to LIBOR rate plus 3.00%, depending on leverage.  The Facility is secured by substantially all of our assets and the stock of our subsidiaries.  Debt issuance costs of $1.2 million incurred in connection with the credit facility is recorded in prepaid and other assets and is being amortized through November 15, 2020.

Borrowings under the Facility are subject to various covenants including a multiple of 3.5 times earnings before interest, taxes, depreciation and amortization (“EBITDA”). “EBITDA” may include “Acquired EBITDA” from pro-forma acquisitions as defined. Borrowings under the Facility may be used for general corporate purposes, including acquisitions.  Application of the Facility’s borrowing formula as of April 1, 2016, permitted $18.0 million to be used.  We had irrevocable letters of credit totaling $11.3 million outstanding in connection with our self-insurance programs, which resulted in a total of $6.7 million being available for use at April 1, 2016.  As of April 1, 2016, we were in compliance with the various financial covenants.  Under the most restrictive of the Facility’s covenants, we were required to maintain minimum net worth of at least $179.5 million at April 1, 2016.  At such date, our net worth was approximately $285.2 million.

We believe that this facility plus cash on hand will be sufficient to fund our operating needs and expansion plans for at least the next year.  We will continue to evaluate additional capital, including possible debt and equity investments in the Company, to support a more rapid development of the business than would be possible with internal funds.

Cash Flows

Key elements to the Consolidated Statements of Cash Flows for the three month period ended April 1, 2016 were:

Net Change in Cash and Cash Equivalents (in thousands)	2016	2015
Provided by (used in):
Operating activities	$5,608	$(3,781)
Investing activities	(25,198)	(4,401)
Financing activities	19,203	7,256
Net increase (decrease) in cash and cash equivalents	$(387)	$(926)

2016

Net cash provided by operating activities resulted primarily from current period net income of $3.7 million plus certain non-cash items, net of changes in accounts receivable, accounts payable and accrued expenses.  Accounts receivable days sales outstanding, which were 56 at April 1, 2016 and 62 at April 3, 2015,  decreased due to improved collections in both the VN and PC segments due to focused collection efforts in each segment.

Cash used in investing activities was primarily due to our January 5, 2016 acquisition of LTS for $20.5 million and Bayonne for $3.7 million.

Cash provided by financing activities resulted from $19.4 million of new borrowings on the revolving credit facility to fund acquisitions.

2015

Net cash provided by operating activities resulted primarily from period net income of $4.0 million plus certain non-cash items, net of changes in accounts receivable, accounts payable and accrued expenses.  Accounts receivable days sales outstanding, which were 62 at April 3, 2015 increased due to collection delays, primarily in the PC segment, due to changes in patient enrollment and billing requirements enacted by the Medicaid managed care providers in Tennessee.

Cash used in investing activities was primarily due to our March 1, 2015 acquisition of the stock of WillCare’s Ohio operations for $3.0 million and a $1.0 million cost basis investment.

Cash provided by financing activities resulted from $8.7 million of new borrowings on the revolving credit facility and $1.2 million of debt issuance costs incurred with the new five year $175 million credit facility.

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

	Three months ended
(in thousands)	April 1, 2016	April 3, 2015
Net income attributable to Almost Family, Inc.	$3,917	$4,394
Addbacks:
Deal, transition and other, net of tax	1,552	242
Adjusted earnings	5,469	4,636
Healthcare Innovations operating loss after NCI, net of tax	563	189
Adjusted Earnings-HHO	$6,032	$4,825
Per share amounts-basic:
Average shares outstanding	10,089	9,353
Net income attributable to Almost Family, Inc.	$0.39	$0.47
Addbacks:
Deal, transition and other, net of tax	0.15	0.03
Adjusted earnings	0.54	0.50
Healthcare Innovations operating loss after NCI, net of tax	0.06	0.02
Adjusted Earnings-HHO	$0.60	$0.52
Per share amounts-diluted:
Average shares outstanding	10,260	9,521
Net income attributable to Almost Family, Inc.	0.38	$0.46
Addbacks:
Deal, transition and other, net of tax	0.15	0.03
Adjusted earnings	0.53	0.49
Healthcare Innovations operating loss after NCI, net of tax	0.05	0.02
Adjusted Earnings-HHO	$0.59	$0.51

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

The following table sets forth a reconciliation of net income to Adjusted EBITDA-HHO as of April 1, 2016:

	Three months ended
(in thousands)	April 1, 2016	April 3, 2015
Net income attributable to Almost Family, Inc.	$3,917	$4,394
Add back:
Interest expense, net	1,332	447
Income tax expense	2,677	2,987
Depreciation and amortization	985	831
Stock-based compensation	717	520
Deal, transition and other costs	2,609	406
Adjusted EBITDA	12,237	9,585
Healthcare Innovations operating loss	914	618
Adjusted EBITDA-HHO	$13,151	$10,203

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Instruments

The Company does not use derivative instruments.

Market Risk of Financial Instruments

Our primary market risk exposure with regard to financial instruments is to changes in interest rates on long-term obligations.

At April 1, 2016, a hypothetical 100 basis point increase in short-term interest rates would result in a reduction of approximately $1.3 million in our quarter pre-tax earnings.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures – As of April 1, 2016, the Company’s management, with participation of the Company’s Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 1, 2016.

Changes in Internal Control Over Financial Reporting - There were no changes in the Company’s internal control over financial reporting during the first quarter of 2016, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are subject to various legal actions arising in the ordinary course of our business, including claims for damages for personal injuries.  In our opinion, after discussion with legal counsel, the ultimate resolution of any of these pending ordinary course claims and legal proceedings will not have a material effect on our financial position or results of operations.    Refer to our Form 10-K for the year ended January 1, 2016 in Part I, Item 3. Legal Proceedings.

ITEM 1A. RISK FACTORS

Information regarding risk factors appears in our Form 10-K for the year ending January 1, 2016, under the heading “Special Caution Regarding Forward – Looking Statements” and in the Form 10-K Part I, Item 1A. Risk Factors.  There have been no material changes from the risk factors disclosed in our Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(d) Maximum Number
	(a) Total		(c) Total Number of	(or Approximate Dollar
	Number of	(b) Average	Shares (or Units)	Value) of Shares (or
	Shares (or	Price Paid	Purchased as Part of	Units) that May Yet Be
	Units)	per Share	Publicly Announced	Purchased Under the
Period	Purchased (1)	(or Unit)	Plans or Programs	Plans or Programs
January 2, 2016 – January 29, 2016	—	$—	—	—
January 30, 2016 – February 26, 2016	—	—	—	—
February 27, 2016 – April 1, 2016	10,478	37.76	—	—
Total	10,478	$37.76	—	—

(1) Shares were submitted by employees in lieu of tax withholding that would have otherwise been due on vesting of restricted shares approved by the Company's Board of Directors.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of Almost Family, Inc. (the “Company”) held on May 2, 2016, the stockholders elected each of the Company’s nominees for director to serve for terms of one year and until their successors are elected and qualified.  Stockholders also (i) ratified the appointment of independent auditors, Ernst & Young LLP, for the year ended December 30, 2016, and (ii) approved, on an advisory basis, the compensation of the Company’s named executive officers as disclosed in the Company’s proxy statement.

The following table shows the final voting results for the Annual Meeting of Stockholders:

Proposals and Vote Tabulations

Proposal 1: Election of Directors to hold office for a one-year term expiring at the annual meeting in 2017:

Director	Votes Received	Votes Withheld

William B. Yarmuth	7,709,108	91,544
Steven B. Bing	7,515,493	285,159
Donald G. McClinton	7,572,186	228,466
Tyree G. Wilburn	7,566,285	234,367
Jonathan D. Goldberg	7,329,039	471,613
W. Earl Reed, III	7,708,884	91,768
Henry M. Altman, Jr.	5,774,656	2,025,996

There were 1,328,989 broker non-votes for each director nominee.

Proposal 2: The ratification of Ernst & Young LLP as the Company’s Independent Registered Public Accounting Firm for the fiscal year ending December 30, 2016:

9,009,521
For:	9,009,521
Against:	111,787
Abstained:	8,333
Broker Non-Votes:	0

 Proposal 3: The advisory vote to approve executive compensation:

For:	7,550,391
Against:	203,382
Abstained:	46,879
Broker Non-Votes:	1,328,989

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

101

Financial statements from the quarterly report on Form 10-Q of Almost Family, Inc. for the quarter ended April 1, 2016, filed on May 5, 2016, formatted in XBRL:  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALMOST FAMILY, INC.

Date May 5, 2016	By:	/s/ William B. Yarmuth William B. Yarmuth

Chairman of the Board and Chief Executive Officer

By:	/s/ C. Steven Guenthner
C. Steven Guenthner
President and
Principal Financial Officer