Form 10-Q
period 2016-07-01
ALMOST FAMILY INC
filed 2016-08-03
CIK 799231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2016

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

Yes ☐              No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock    $0.10 par value

Shares outstanding at August 1, 2016   10,387,335

ALMOST FAMILY, INC. AND SUBSIDIARIES

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	July 1, 2016
	(UNAUDITED)	January 1, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,914	$7,522
Accounts receivable - net	95,623	92,909
Prepaid expenses and other current assets	9,853	9,033
TOTAL CURRENT ASSETS	111,390	109,464
PROPERTY AND EQUIPMENT - NET	8,626	10,000
GOODWILL	321,539	277,061
OTHER INTANGIBLE ASSETS	69,811	64,629
OTHER ASSETS	4,086	3,615
TOTAL ASSETS	$515,452	$464,769

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,937	$12,297
Accrued other liabilities	39,280	42,524
TOTAL CURRENT LIABILITIES	53,217	54,821

LONG-TERM LIABILITIES:
Revolving credit facility	135,175	113,790
Deferred tax liabilities	17,094	13,094
Seller notes	12,500	6,556
Other liabilities	3,330	2,608
TOTAL LONG-TERM LIABILITIES	168,099	136,048
TOTAL LIABILITIES	221,316	190,869

NONCONTROLLING INTEREST - REDEEMABLE -
HEALTHCARE INNOVATIONS	3,639	3,639

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.05; authorized 2,000 shares; none issued or outstanding	—	—
Common stock, par value $0.10; authorized 25,000; 10,490 and 10,125 issued and outstanding	1,049	1,013
Treasury stock, at cost, 116 and 103 shares	(3,214)	(2,731)
Additional paid-in capital	139,565	127,253
Noncontrolling interest - nonredeemable	(718)	(730)
Retained earnings	153,815	145,456
TOTAL STOCKHOLDERS’ EQUITY	290,497	270,261
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$515,452	$464,769

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except per share data)

	Three months ended		Six months ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Net service revenues	$155,996	127,366	$309,694	$255,765
Cost of service revenues (excluding depreciation and amortization)	83,692	66,343	165,924	134,659
Gross margin	72,304	61,023	143,770	121,106
General and administrative expenses:
Salaries and benefits	41,502	35,832	83,182	72,225
Other	18,715	16,356	38,156	32,175
Deal, transition and other costs	2,589	203	5,198	609
Total general and administrative expenses	62,806	52,391	126,536	105,009
Operating income	9,498	8,632	17,234	16,097
Interest expense, net	(1,604)	(457)	(2,936)	(905)
Income before income taxes	7,894	8,175	14,298	15,192
Income tax expense	(3,250)	(3,393)	(5,927)	(6,381)
Net income	4,644	4,782	8,371	8,811
Net loss attributable to noncontrolling interest	133	228	323	592
Net income attributable to Almost Family, Inc.	$4,777	$5,010	$8,694	$9,403

Per share amounts-basic:
Average shares outstanding	10,158	9,393	10,125	9,377
Net income attributable to Almost Family, Inc.	$0.47	$0.53	$0.86	$1.00

Per share amounts-diluted:
Average shares outstanding	10,322	9,569	10,311	9,554
Net income attributable to Almost Family, Inc.	$0.46	$0.52	$0.84	$0.98

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six months ended
	July 1, 2016	July 3, 2015
Cash flows from operating activities:
Net income before NCI	$8,371	$8,811
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	1,984	1,780
Provision for uncollectible accounts	7,859	4,821
Stock-based compensation	1,402	1,005
Deferred income taxes	4,236	1,639
	23,852	18,056
Change in certain net assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(10,081)	(12,522)
Prepaid expenses and other current assets	(511)	3,538
Other assets	(492)	46
Accounts payable and accrued expenses	(2,363)	(4,062)
Net cash provided by operating activities	10,405	5,056
Cash flows from investing activities:
Capital expenditures	(2,275)	(1,147)
Cost basis investment	—	(1,000)
Acquisitions, net of cash acquired	(30,754)	(3,000)
Net cash used in investing activities	(33,029)	(5,147)
Cash flows from financing activities:
Credit facility borrowings	145,538	87,747
Credit facility repayments	(124,153)	(86,743)
Debt issuance fees	(102)	(1,161)
Proceeds from stock option exercises	16	68
Purchase of common stock in connection with share awards	(484)	(338)
Tax impact of share awards	256	210
Payment of special dividend	—	(50)
Principal payments on notes payable and capital leases	(55)	(30)
Net cash provided by (used in) financing activities	21,016	(297)
Net decrease in cash and cash equivalents	(1,608)	(388)
Cash and cash equivalents at beginning of period	7,522	6,886
Cash and cash equivalents at end of period	$5,914	$6,498

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Unless otherwise indicated, all dollars and share amounts are in thousands, except per share data)

1.Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements for the periods ended July 1, 2016 and July 3, 2015, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations.  Accordingly, the reader of this Form 10-Q is referred to Almost Family, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended January 1, 2016 for further information.  In the opinion of management of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position at July 1, 2016, and the results of operations and cash flows for the periods ended July 1, 2016 and July 3, 2015.  The results of operations for the period ended July 1, 2016 are not necessarily indicative of the operating results for the year.

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

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-02, Leases.  ASU 2016-02 requires lessees to recognize assets and liabilities on their balance sheet related to the rights and obligations created by most leases, while continuing to recognize expenses on their income statements over the lease term.  It will also require disclosures designed to give financial statement users information regarding the amount, timing, and uncertainty of cash flows arising from leases. The guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those years.  Early adoption is permitted for all entities.  The Company is currently evaluating the impact ASU 2016-02 will have on its consolidated financial statements and associated disclosures.

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606).  Topic 606 affects virtually all aspects of an entity’s revenue recognition, including determining the measurement of revenue and the timing of when it is recognized for the transfer of goods or services to customers.  Topic 606 is effective for annual reporting periods beginning after December 15, 2017.  The Company is currently evaluating the impact of the adoption of Topic 606 on its financial position and results of operations.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation. ASU 2016-09 is intended to simplify several aspects of the accounting for share-based payments.  The guidance will be effective for fiscal years beginning after December 15, 2016, including interim periods within that year.  The Company is in the process of evaluating the impact of the adoption of this ASU.

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

	Three months ended		Six months ended
Consolidated	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Home Health Operations
Net service revenues:
Visiting Nurse	$110,658	$97,748	$220,271	197,283
Personal Care	39,694	29,488	79,387	58,249
	150,352	127,236	299,658	255,532
Operating income before corporate expenses:
Visiting Nurse	15,310	12,482	30,287	24,883
Personal Care	3,008	3,604	6,732	6,513
	18,318	16,086	37,019	31,396
Healthcare Innovations Operations
Revenue	5,644	130	10,036	233
Operating income (loss)	720	(402)	47	(919)
Corporate expenses	6,951	6,849	14,634	13,771
Deal, transition and other costs	2,589	203	5,198	609
Operating income	9,498	8,632	17,234	16,097
Interest expense, net (1)	(1,604)	(457)	(2,936)	(905)
Income tax expense	(3,250)	(3,393)	(5,927)	(6,381)
Net income	$4,644	$4,782	$8,371	$8,811

(1)  Allocation of interest for the three month period ended July 1, 2016 was $440, 440 and $333 to Visiting Nurse, Personal Care and Healthcare Innovations, respectively and $798, $798, and $711 to Visiting Nurse, Personal Care and Healthcare Innovations, respectively for the six month period ended July 1, 2016.  Substantially all interest in 2015 was in the Visiting Nurse segment.

3.Goodwill and Other Intangible Assets

The Company conducts annual reviews of goodwill and other indefinite-lived intangible assets for impairment, or more frequently if circumstances indicate impairment may have occurred.  Other intangible assets consist of certificates of need and licenses, trade names and non-compete agreements.  Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. Licenses, provider numbers, certificates of need and trade names have indefinite lives and are reviewed at least annually for possible impairment, or whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.  The Company completed its most recent annual impairment test of goodwill and other indefinite-lived intangible assets as of January 1, 2016 and determined that no impairment existed.

The following table summarizes the activity related to goodwill and other intangible assets for 2016:

		Other Intangible Assets
		Certificates
		of Need and	Trade	Non-compete
	Goodwill	Licenses	Names	Agreements	Total
Balances at December 31, 2014	$192,523	$39,611	$14,771	$20	$54,402
Acquisitions	84,538	6,433	3,640	180	10,253
Amortization	—	—	(10)	(16)	(26)
Balances at January 1, 2016	$277,061	$46,044	$18,401	$184	$64,629
Acquisitions	44,478	5,191	—	—	5,191
Amortization	—	—	(5)	(4)	(9)
Balances at July 1, 2016	$321,539	$51,235	$18,396	$180	$69,811

Acquisitions in the table relate to the acquisitions discussed further in Note 9, “Acquisitions.”

The following table summarizes the Company’s goodwill and other intangible assets at July 1, 2016 by segment:

		Other Intangible Assets
		Certificates
		of Need and	Trade	Non-compete
	Goodwill	Licenses	Names	Agreements	Total
Visiting Nurse	$193,421	47,055	13,201	90	$60,346
Personal Care	74,526	4,180	5,195	90	9,465
Healthcare Innovations	53,592	—	—	—	—
July 1, 2016 balance	$321,539	$51,235	$18,396	$180	$69,811

4.Revolving Credit Facility

The Company has a senior secured revolving credit facility with JP Morgan Chase Bank, NA, as Administrative Agent, Bank of America, as Syndication Agent, and certain other lenders (the “Facility”).  The Facility consists of a $175 million credit line with a maturity date of November 15, 2020 and an “accordion” feature providing for potential future expansion of the Facility to $250 million.  Borrowings (other than letters of credit) under the credit facility generally will bear interest at a rate varying from the London Interbank Offered Rate (LIBOR) plus 1.75% to LIBOR rate plus 3.00%, depending on leverage.  The Facility is secured by substantially all of the Company’s assets and the stock of its subsidiaries.  Debt issuance costs of $1.3 million incurred in connection with the credit facility are recorded in prepaid and other assets and are being amortized to interest expense through November 15, 2020.

Borrowings under the Facility are subject to various covenants including a multiple of 3.5 times earnings before interest, taxes, depreciation and amortization (“EBITDA”). “EBITDA” may include “Acquired EBITDA” from pro-forma acquisitions as defined. Borrowings under the Facility may be used for general corporate purposes, including acquisitions.  The Company had irrevocable letters of credit totaling $14.8 million outstanding in connection with the Company’s self-insurance programs.  Application of the Facility’s borrowing formula as of July 1, 2016, permitted an additional $12.6 million to be used.  As of July 1, 2016, the Company was in compliance with the various financial covenants.  Under the most restrictive of its covenants, the Company was required to maintain minimum net worth of at least $181.9 million at July 1, 2016.  At such date, the Company’s net worth was approximately $290.5 million.

The effective interest rates on the Company’s borrowings were 5.76% and 2.58% for the three month periods ended July 1, 2016 and July 3, 2015, respectively.

5.Fair Value Measurements

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

6.Earnings per Common Share

A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted earnings per common share is as follows:

	Three months ended		Six months ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Basic weighted average outstanding shares	10,158	9,393	10,125	9,377
Add common equivalent shares representing shares issuable upon exercise of dilutive awards	164	176	186	177
Diluted weighted average number of shares	10,322	9,569	10,311	9,554

Anti-dilutive shares excluded from calculation	3	3	20	22

7.Commitments and Contingencies

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

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against the Company by various claimants.  The claims are in various stages of processing and some may ultimately be brought to trial.  The Company is aware of incidents that have occurred through July 1, 2016 that may result in the assertion of additional claims.  The Company currently carries professional and general liability insurance coverage (on a claims made basis) for this exposure with no deductible.  The Company also carries D&O coverage (also on a claims made basis) for potential claims against the Company’s directors and officers, including securities actions, with deductibles ranging from $175 to $500 per claim.

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

8.Acquisitions

2016 Acquisitions

On June 18, 2016, the Company acquired certain home health agency assets primarily in Wisconsin, but also in Connecticut and Kentucky (collectively, the Wisconsin acquisition).  The purchase price was $6.0 million, funded through borrowings on the Company’s bank credit facility.  The post-acquisition operating results of these agencies are primarily reported in the Company’s PC segment.

On January 5, 2016, the Company acquired 100% of the equity of Long Term Solutions, Inc. (LTS).  LTS is a provider of in-home nursing assessments for the long-term care insurance industry.  LTS provides assessments in all 50 U.S. states and a number of foreign countries.  The purchase price of $37 million was funded through borrowings on the Company’s bank credit facility, seller notes and issuance of the Company’s common stock.  LTS’s post-acquisition operating results are reported in the Company’s HCI business segment.

On January 5, 2016, the Company purchased the assets of a Medicare-certified home health agency owned by Bayonne Visiting Nurse Association (Bayonne) located in New Jersey.  The purchase price was $4.0 million.  Bayonne’s post-acquisition operating results are reported in the Company’s VN segment.

2015 Acquisitions

On November 5, 2015, the Company acquired the stock of Black Stone Operations, LLC (Black Stone).  Black Stone is a provider of in-home personal care and skilled home health services in western Ohio and operates under the name “Home Care by Black Stone.”  The purchase price of $40 million was funded through borrowings on the Company’s bank credit facility, seller notes and issuance of the Company’s common stock.  Black Stone’s post-acquisition operating results are primarily reported in the VN and PC segments.

On August 29, 2015, the Company acquired 100% of the equity of Bracor, Inc. (dba WillCare).  The purchase price for the New York and Connecticut operations was $50.8 million.  The transaction was funded by borrowings under the Company’s bank credit facility.  On March 1, 2015, the Company acquired the stock of WillCare’s Ohio operations for $3.0 million.  WillCare’s post-acquisition operating results are reported in the VN and PC segments.

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

The following table summarizes the preliminary fair value estimates as of the respective acquisition dates of the assets acquired and liabilities assumed for the WillCare, Ingenios, Black Stone, LTS, Bayonne and Wisconsin acquisitions:

Preliminary Purchase
Price Allocation
Accounts receivable	$14,022
Property, plant & equipment	2,964
Other assets	1,648
Goodwill	129,016
Other intangibles	15,740
Assets acquired	163,390
Liabilities assumed	(9,663)
Net assets acquired	$153,727

Deal and transition costs incurred in conjunction with the 2015 and 2016 acquisitions were $2.1 million for the quarter ended July 1, 2016.  Similar amounts for the prior year periods were $203 related to 2014 acquisitions.  Such amounts are included in Deal, transition and other costs in the Consolidated Statements of Income.

9.Income Taxes

The Company’s effective income tax rate for the period ended July 1, 2016 and July 3, 2015 was approximately 40.5% and 40.4%, respectively.

Accounting principles generally accepted in the United States prescribe a recognition threshold and measurement attribute for the accounting and financial statement disclosure of tax positions taken or expected to be taken in a tax return.  The evaluation of a tax position is a two-step process.  The first step requires the Company to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position.  The second step requires the Company to recognize in the financial statements each tax position that meets the more likely than not criteria, measured at the amount of benefit that has a greater than 50% likelihood of being realized.  The Company had $3.0 million of unrecognized tax benefits at July 1, 2016, the total amount of which, if recognized, would affect the tax rate.  The Company includes the full amount of unrecognized tax benefits in other liabilities in the Consolidated Balance Sheets.  Additionally, the Company may from time to time be assessed interest and penalties by tax jurisdictions.  Any such assessments historically have been immaterial to the Company’s financial results and are classified as other general and administrative expenses in the consolidated statements of income.

10.Subsequent Events

Management has evaluated all events and transactions that occurred after July 1, 2016.  During this period, the Company had no material subsequent events requiring recognition in the consolidated financial statements.

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

Acquisitions

On June 18, 2016, we acquired certain home health agency assets primarily in Wisconsin, but also in Connecticut and Kentucky (collectively, the Wisconsin acquisition).  The purchase price was $6.0 million, funded through borrowings on the Company’s bank credit facility.  The post-acquisition operating results for these agencies are primarily reported in our PC segment.

On January 5, 2016, we acquired 100% of the equity of Long Term Solutions, Inc. (LTS).  LTS is a provider of in-home nursing assessments for the long-term care insurance industry.  LTS provides assessments in all 50 U.S. states and a number of foreign countries.  The purchase price of $37 million was funded through borrowings on the Company’s bank credit facility, seller notes and issuance of the Company’s common stock.  LTS’s post-acquisition operating results are reported in our HCI business segment.

On January 5, 2016, we purchased the assets of a Medicare-certified home health agency owned by Bayonne Visiting Nurse Association (‘Bayonne”) located in New Jersey.  The purchase price was $4.1 million.  Bayonne’s post-acquisition operating results are reported in our VN segment.

On November 5, 2015, we acquired the stock of Black Stone Operations, LLC (Black Stone).  Black Stone is a provider of in-home personal care and skilled home health services in western Ohio and operates under the name “Home Care by Black Stone.”  The purchase price of $40 million was funded through borrowings on the Company’s bank credit facility, seller notes and issuance of the Company’s common stock.  Black Stone’s post-acquisition operating results are primarily reported in the VN and PC segments.

On August 29, 2015, we acquired 100% of the equity of Bracor, Inc. (d/b/a WillCare).  The purchase price for the New York and Connecticut operations was $50.8 million.  The transaction was funded by borrowings under the Company’s bank credit facility.  On March 1, 2015, the Company acquired the stock of WillCare’s Ohio operations for $3.0 million.  WillCare’s post-acquisition operating results are reported in the VN and PC segments.

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

On June 27, 2016, the Centers for Medicare and Medicaid Services (CMS) issued its proposed rule for 2017.  CMS is proposing a 1.0% rate cut consisting of a 2.8% market basket update minus a 0.5% productivity adjustment, a 2.3% rebasing cut, and a 0.97% case mix adjustment.  The proposed rule, which also proposes certain refinements to the Home Health Value-based Purchasing Model is currently open for comment.  The final rule is expected to be released in late October 2016.

On June 8, 2016, CMS announced the “Pre-Claim Review Demonstration of Home Health Services” which seeks to demonstrate that a review of selected documentation prior to payment of claims can decrease “improper payments because of insufficient documentation”.  According to the CMS announcement, the pre-claim review demonstration will help educate Home Health Agencies (HHA) on what documentation is required and encourage them to submit the correct documentation, while still allowing the HHA to begin providing services and receive initial payments prior to the pre-claim review decision.  The pre-claim review demonstration will begin in Illinois no earlier than August 1, 2016 and the remaining states of Florida, Texas, Michigan and Massachusetts will phase in over 2016 and 2017.  The Company is currently unable to predict what impact, if any, this demonstration program may have on its result of operations or financial position.

Seasonality

Our VN segment operations in Florida normally experience higher admissions during the first quarter and lower admissions during the third quarter than in the other quarters due to seasonal population fluctuations.  However, with our growth and acquisition activity outside of the state, the impact of Florida seasonality on the Company’s operating results is lessening.  Florida operations currently account for approximately one fourth of the VN segment revenues as compared to one-third a year ago and one-half three years ago.

RESULTS OF OPERATIONS

SECOND QUARTER

Consolidated

(In thousands)

	Three months ended
	July 1, 2016		July 3, 2015		Change
Consolidated	Amount	% Rev	Amount	% Rev	Amount	%
Home Health Operations
Net service revenues:
Visiting Nurse	$110,658	73.6%	$97,748	76.8%	$12,910	13.2%
Personal Care	39,694	26.4%	29,488	23.2%	10,206	34.6%
	150,352	100.0%	127,236	100.0%	23,116	18.2%
Operating income before corporate expenses:
Visiting Nurse	15,310	13.8%	12,482	12.8%	2,828	22.7%
Personal Care	3,008	7.6%	3,604	12.2%	(596)	-16.5%
	18,318	12.2%	16,086	12.6%	2,232	13.9%
Healthcare Innovations
Revenue	5,644	100.0%	130	100.0%	5,514	4241.5%
Operating income (loss)	720	12.8%	(402)	-309.2%	1,122	-279.1%

Corporate expenses	6,951	4.5%	6,849	5.4%	102	1.5%
Deal, transition and other costs	2,589	1.7%	203	0.2%	2,386	1175.4%
Operating income	9,498	6.1%	8,632	6.8%	866	10.0%
Interest expense, net	(1,604)	-1.0%	(457)	-0.4%	(1,147)	251.0%
Income tax expense	(3,250)	-2.1%	(3,393)	-2.7%	143	-4.2%
Net income	$4,644	3.0%	$4,782	3.8%	$(138)	-2.9%

Adjusted EBITDA (1)	$13,768	8.8%	$10,345	8.1%	$3,423	33.1%
Adjusted net income (1)	$6,317	4.0%	$5,131	4.0%	$1,187	23.1%

(1)See Page 22 for GAAP reconciliation of Adjusted EBITDA and Adjusted earnings.

Home Health revenue increased year over year by $23.1 million primarily as a result of our acquisition activity in late 2015 and 2016.  Refer to VN and PC segment discussions for further operating performance details.  Refer to “Fiscal Year End” related to our 52-53 week reporting calendar conversion.

Healthcare Innovations (HCI) segment net revenues increased $5.5 million to a record $5.6 million, in 2016 from $0.1 million in 2015, as acquired LTS and Ingenios assessment business revenues were $5.5 million.  LTS was acquired in January 2016 and Ingenios was acquired in July 2015.  The HCI segment earned $0.7 million before non-controlling interest, or $0.03 EPS.

Corporate expenses as a percentage of revenue declined to 4.5%, from 5.4% in the prior year period due to expansion of revenues from acquisitions and differences in management incentives.  Deal, transition and other costs grew to $2.6 million for 2016, primarily as a result of costs related to 2016 and 2015 acquisitions.  Borrowings related to acquisitions increased our interest expense to $1.6 million, from $0.5 million in the prior year period.

Our effective tax rate for the second quarter of 2016 and 2015 was 40.5% and 40.3%, respectively.

Visiting Nurse Segment

(In thousands, except for statistics)

	Three months ended
	July 1, 2016		July 3, 2015		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$110,658	100.0%	$97,748	100.0%	$12,910	13.2%
Cost of service revenues	53,783	48.6%	46,499	47.6%	7,284	15.7%
Gross margin	56,875	51.4%	51,249	52.4%	5,626	11.0%
General and administrative expenses:
Salaries and benefits	30,296	27.4%	28,193	28.8%	2,103	7.5%
Other	11,269	10.2%	10,574	10.8%	695	6.6%
Total general and administrative expenses	41,565	37.6%	38,767	39.7%	2,798	7.2%
Operating income before corporate expenses	$15,310	13.8%	$12,482	12.8%	$2,828	22.7%

Average number of locations	163		162		1	0.6%

All payors:
Patients Months	90,737		81,067		9,670	11.9%
Admissions	27,410		24,920		2,490	10.0%
Billable Visits	735,138		638,479		96,659	15.1%

Medicare:
Admissions (1)	23,920	87.3%	22,782	91.4%	1,138	5.0%
Revenue (in thousands)	$103,514	93.5%	$93,673	95.8%	$9,841	10.5%
Revenue per admission	$4,328		$4,112		$216	5.2%
Billable visits (1)	647,490	88.1%	580,709	91.0%	66,781	11.5%
Recertifications	12,579		11,580		999	8.6%
Payor mix % of Admissions
Traditional Medicare Episodic	83.2%		82.9%		0.3%
Replacement Plans Paid Episodically	4.8%		3.9%		0.9%
Replacement Plans Paid Per Visit	12.0%		13.2%		(1.2)%

Non-Medicare:
Admissions (1)	3,490	12.7%	2,138	8.6%	1,352	63.2%
Revenue (in thousands)	$7,144	6.5%	$4,075	4.2%	$3,069	75.3%
Revenue per admission	$2,047		$1,906		$141	7.4%
Billable visits (1)	87,648	11.9%	57,770	9.0%	29,878	51.7%
Recertifications	1,153		480		673	140.2%
Payor mix % of Admissions
Medicaid & other governmental	25.8%		36.8%		(11.0)%
Private payors	74.2%		63.2%		11.0%

(1)Percentages pertain to percentage of total admissions or total billable visits, as applicable.

VN segment net revenues increased $12.9 million to a record $110.7 million from $97.7 million in the prior year and total Medicare admissions grew by 5% to 23,920 from 22,782 primarily due to home health agencies acquired in late 2015 and 2016 (WillCare, Black Stone, Bayonne and Wisconsin acquisitions).  The more rapid growth in Non-Medicare business was driven by the business mix of our acquisitions.

Gross margin as a percentage of revenue decreased to 51.4% from 52.4% primarily due to higher labor costs per visit from acquired agencies.  Total general and administrative expenses declined as a percentage of revenue to 37.6% in the second quarter of 2016 from 39.7% in the prior year quarter primarily from the effect of acquired operations plus the closing of selected underperforming smaller branches.

As a result, VN segment operating income before corporate expenses increased $2.8 million, or 22.7%, to $15.3 million, from $12.5 million in the prior year period, while VN segment operating income as percentage of revenue increased to 13.8% from 12.8% in the prior year period.

Personal Care Segment

(In thousands, except for statistics)

	Three months ended
	July 1, 2016		July 3, 2015		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$39,694	100.0%	$29,488	100.0%	$10,206	34.6%
Cost of service revenues	27,322	68.8%	19,825	67.2%	7,497	37.8%
Gross margin	12,372	31.2%	9,663	32.8%	2,709	28.0%
General and administrative expenses:
Salaries and benefits	5,923	14.9%	3,998	13.6%	1,925	48.1%
Other	3,441	8.7%	2,061	7.0%	1,380	67.0%
Total general and administrative expenses	9,364	23.6%	6,059	20.5%	3,305	54.5%
Operating income before corporate expenses	$3,008	7.6%	$3,604	12.2%	$(596)	-16.5%

Average number of locations	71		62		9	14.5%

Admissions	2,591		1,651		940	56.9%
Patient months of care	39,758		23,722		16,036	67.6%
Billable hours	1,833,784		1,317,978		515,806	39.1%
Revenue per billable hour	$21.65		$22.37		$(0.73)	-3.3%

PC segment net revenues increased $10.2 million or 34.6% to a record $39.7 million in 2016 from $29.4 million in 2015 primarily due to acquisitions.  Changes in cost of service revenues and general and administrative expenses as a percent of revenue are primarily due to mix changes from acquired operations, rate reductions in certain skilled elements of the Ohio Medicaid program as well as higher provision for bad debts in two Medicaid managed care states.  As a result, segment contribution declined to 7.6%, or $3.0 million.

RESULTS OF OPERATIONS

YEAR TO DATE

Consolidated

(In thousands)

	Six months ended
	July 1, 2016		July 3, 2015		Change
Consolidated	Amount	% Rev	Amount	% Rev	Amount	%
Home Health Operations
Net service revenues:
Visiting Nurse	$220,271	73.5%	$197,283	77.2%	$22,988	11.7%
Personal Care	79,387	26.5%	58,249	22.8%	21,138	36.3%
	299,658	100.0%	255,532	100.0%	44,126	17.3%
Operating income before corporate expenses:
Visiting Nurse	30,287	13.7%	24,883	12.6%	5,404	21.7%
Personal Care	6,732	8.5%	6,513	11.2%	219	3.4%
	37,019	12.4%	31,396	12.3%	5,623	17.9%
Healthcare Innovations
Revenue	10,036	100.0%	233	100.0%	9,803	4207.3%
Operating income (loss)	47	0.5%	(919)	-394.4%	966	(105.1)%

Corporate expenses	14,634	4.7%	13,771	5.4%	863	6.3%
Deal, transition and other costs	5,198	1.7%	609	0.2%	4,589	753.5%
Operating income	17,234	5.6%	16,097	6.3%	1,137	7.1%
Interest expense, net	(2,936)	-0.9%	(905)	-0.4%	(2,031)	224.4%
Income tax expense	(5,927)	-1.9%	(6,381)	-2.5%	454	(7.1)%
Net income	$8,371	2.7%	$8,811	3.4%	$(440)	(5.0)%

Adjusted EBITDA (1)	$26,006	8.4%	$19,931	7.8%	$6,075	30.5%
Adjusted net income (1)	$11,787	3.8%	$9,765	3.8%	$2,021	20.7%

(1)See Page 22 for GAAP reconciliation of Adjusted EBITDA and Adjusted earnings.

Home Health revenue increased year over year by $44.1 million primarily as a result of our late 2015 and 2016 acquisitions.  Refer to VN and PC segment discussions for further operating performance details.

HCI segment net revenues increased $9.8 million to a record $10.0 million, in 2016 from $0.2 million in 2015, as acquired LTS and Ingenios assessment business revenues were $10.0 million.  LTS was acquired in January 2016 and Ingenios was acquired in July 2015.  The HCI segment contribution thus improved $1.0 million, as the segment was profitable for the first half of 2016.

Corporate expenses as a percentage of revenue declined to 4.7%, from 5.4% in the prior year period due to the expansion of revenues from acquisitions and differences in management incentives.  Deal, transition and other costs grew to $5.2 million for 2016, primarily as a result of costs related to 2016 and 2015 acquisitions.  Borrowings related to acquisitions increased interest expense to $2.9 million, from $0.9 million in the prior year period.

Our effective tax rate for 2016 and 2015 was 40.5% and 40.4%, respectively.

Visiting Nurse Segment

(In thousands, except for statistics)

	Six months ended
	July 1, 2016		July 3, 2015		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$220,271	100.0%	$197,283	100.0%	$22,988	11.7%
Cost of service revenues	106,408	48.3%	94,583	47.9%	11,825	12.5%
Gross margin	113,863	51.7%	102,700	52.1%	11,163	10.9%
General and administrative expenses:
Salaries and benefits	60,612	27.5%	56,894	28.8%	3,718	6.5%
Other	22,964	10.4%	20,923	10.6%	2,041	9.8%
Total general and administrative expenses	83,576	37.9%	77,817	39.4%	5,759	7.4%
Operating income before corporate expenses	$30,287	13.7%	$24,883	12.6%	$5,404	21.7%

Average number of locations	163		162		1	0.6%

All payors:
Patients Months	182,695		162,049		20,646	12.7%
Admissions	55,911		51,199		4,712	9.2%
Billable Visits	1,467,380		1,281,071		186,309	14.5%

Medicare:
Admissions (1)	47,105	84.2%	46,504	90.8%	601	1.3%
Revenue (in thousands)	$206,672	93.8%	$188,794	95.7%	$17,878	9.5%
Revenue per admission	$4,387		$4,060		$328	8.1%
Billable visits (1)	1,295,836	88.3%	1,165,147	91.0%	130,689	11.2%
Recertifications	25,170		23,507		1,663	7.1%
Payor mix % of Admissions
Traditional Medicare Episodic	81.8%		83.5%		(1.7)%
Replacement Plans Paid Episodically	4.9%		4.0%		0.9%
Replacement Plans Paid Per Visit	13.3%		12.5%		0.8%

Non-Medicare:
Admissions (1)	8,806	15.8%	4,695	9.2%	4,111	87.6%
Revenue (in thousands)	$13,599	6.2%	$8,489	4.3%	$5,110	60.2%
Revenue per admission	$1,544		$1,808		$(264)	(14.6)%
Billable visits (1)	171,544	11.7%	115,924	9.0%	55,620	48.0%
Recertifications	2,284		907		1,377	151.8%
Payor mix % of Admissions
Medicaid & other governmental	45.9%		33.5%		12.4%
Private payors	54.1%		66.5%		(12.4)%

(1)Percentages pertain to percentage of total admissions or total billable visits, as applicable.

VN segment net revenues increased $23.0 million to a record $220.3 million from $197.3 million in the prior year and total Medicare admissions grew by 1.3% to 47,105 from 46,504 primarily due to home health agencies acquired in late 2015 and 2016 (WillCare, Black Stone, Bayonne and Wisconsin acquisitions).  The more rapid growth in Non-Medicare business was driven by the business mix of our acquisitions.

Gross margin as a percentage of revenue decreased to 51.7% from 52.1% primarily due to higher labor costs per visit from acquired agencies.  Total general and administrative expenses declined as a percentage of revenue to 37.9% 2016 from 39.4% in the prior year primarily from the effect of acquired operations plus the closing of selected underperforming smaller branches.

As a result, VN segment operating income before corporate expenses increased $5.4 million, or 21.7%, to $30.3 million, from $24.9 million in the prior year period, while VN segment operating income as percentage of revenue increased to 13.7% from 12.6% in the prior year period.

Personal Care Segment

(In thousands, except for statistics)

	Six months ended
	July 1, 2016		July 3, 2015		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$79,387	100.0%	$58,249	100.0%	$21,138	36.3%
Cost of service revenues	54,499	68.6%	40,011	68.7%	14,488	36.2%
Gross margin	24,888	31.4%	18,238	31.3%	6,650	36.5%
General and administrative expenses:
Salaries and benefits	11,602	14.6%	7,871	13.5%	3,731	47.4%
Other	6,554	8.3%	3,854	6.6%	2,700	70.1%
Total general and administrative expenses	18,156	22.9%	11,725	20.1%	6,431	54.8%
Operating income before corporate expenses	$6,732	8.5%	$6,513	11.2%	$219	3.4%

Average number of locations	71		62		9	14.5%

Admissions	5,037		3,078		1,959	63.6%
Patient months of care	78,818		46,488		32,330	69.5%
Billable hours	3,655,323		2,604,862		1,050,461	40.3%
Revenue per billable hour	$21.72		$22.36		$(0.64)	(2.9)%

PC segment net revenues increased $21.1 million or 36.3% to a record $79.4 million in 2016 from $58.3 million in 2015 primarily due to acquisitions.  Changes in cost of service revenues and general and administrative expenses as a percent of revenue are primarily due to mix changes from acquired operations, rate reductions in certain skilled elements of the Ohio Medicaid program as well as higher provision for bad debts in two Medicaid managed care states.  As a result, PC segment contribution increased to $6.7 million, or 8.5% as a percentage of revenue.

Liquidity and Capital Resources

Revolving Credit Facility

We have a senior secured revolving credit facility with JP Morgan Chase Bank, NA, as Administrative Agent, Bank of America, as Syndication Agent, and certain other lenders (the “Facility”).  The Facility consists of a $175 million credit line with a maturity date of November 15, 2020 and an “accordion” feature providing for potential future expansion of the Facility to $250 million.  Borrowings (other than letters of credit) under the credit facility generally will bear interest at a rate varying from the London Interbank Offered Rate (LIBOR) plus 1.75% to LIBOR rate plus 3.00%, depending on leverage.  The Facility is secured by substantially all of our assets and the stock of our subsidiaries.  Debt issuance costs of $1.3 million incurred in connection with the credit facility are recorded in prepaid and other assets and are being amortized through November 15, 2020.

Borrowings under the Facility are subject to various covenants including a multiple of 3.5 times earnings before interest, taxes, depreciation and amortization (“EBITDA”).  “EBITDA” may include “Acquired EBITDA” from pro-forma acquisitions as defined.  Borrowings under the Facility may be used for general corporate purposes, including acquisitions.  We had irrevocable letters of credit totaling $14.8 million outstanding in connection with our self-insurance programs.  Application of the Facility’s borrowing formula as of July 1, 2016, permitted $12.6 million to be used.  As of July 1, 2016, we were in compliance with the various financial covenants.  Under the most restrictive of the Facility’s covenants, we were required to maintain minimum net worth of at least $181.9 million at July 1, 2016.  At such date, our net worth was approximately $290.5 million.

We believe that this facility plus cash on hand will be sufficient to fund our operating needs and expansion plans for at least the next year.  We will continue to evaluate additional capital, including possible debt and equity investments in the Company, to support a more rapid development of the business than would be possible with internal funds.

Cash Flows

Key elements to the Consolidated Statements of Cash Flows for the six month period ended July 1, 2016 were:

Net Change in Cash and Cash Equivalents (in thousands)	2016	2015
Provided by (used in):
Operating activities	$10,405	$5,056
Investing activities	(33,029)	(5,147)
Financing activities	21,016	(297)
Net decrease in cash and cash equivalents	$(1,608)	$(388)

2016

Net cash provided by operating activities resulted primarily from current period net income of $8.4 million plus certain non-cash items, net of changes in accounts receivable, accounts payable and accrued expenses.  Accounts receivable days sales outstanding, which were 56 at July 1, 2016 and 59 at July 3, 2015, decreased due to improved collections in both the VN and PC segments due to focused collection efforts in each segment.

Cash used in investing activities was primarily due to our 2016 acquisitions: June 18, 2016 – Wisconsin and January 5, 2016 - LTS and Bayonne.

Cash provided by financing activities resulted from $21.4 million of new borrowings on the revolving credit facility to fund acquisitions, net of repayments.

2015

Net cash provided by operating activities resulted primarily from period net income of $8.8 million plus certain non-cash items, net of changes in accounts receivable, accounts payable and accrued expenses.  Accounts receivable days sales outstanding, which were 59 at July 3, 2015 increased due to collection delays, primarily in the PC segment, due to changes in patient enrollment and billing requirements enacted by the Medicaid managed care providers in Tennessee.

Cash used in investing activities was primarily due to our March 1, 2015 acquisition of the stock of WillCare’s Ohio operations for $3.0 million, capital expenditures of $1.1 million and a $1.0 million cost basis investment.

Cash used in financing activities resulted from $1.0 million of new borrowings on the revolving credit facility and $1.2 million of debt issuance costs incurred with the new five year $175 million credit facility.

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

Adjusted Net Income and Adjusted Earnings Per Share

Adjusted net income and adjusted earnings per share are not measures of financial performance under accounting principles generally accepted in the United States of America (US GAAP).  They should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating, investing or financing activities, or any other measure calculated in accordance with generally accepted accounting principles.  We believe the use of non-GAAP measures on a consolidated and business segment basis assists investors in understanding the ongoing operating performance by presenting comparable financial results between periods.  The non-GAAP information provided is used by us and may not be determined in a manner consistent with the methodologies used by other companies.

	Three months ended		Six months ended
(in thousands)	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Net income attributable to Almost Family, Inc.	$4,777	$5,010	$8,694	$9,403
Addbacks:
Deal, transition and other, net of tax	1,540	121	3,093	362
Adjusted net income	$6,317	$5,131	$11,787	$9,765
Per share amounts-basic:
Average shares outstanding	10,158	9,393	10,125	9,377
Net income attributable to Almost Family, Inc.	$0.47	$0.53	$0.86	$1.00
Addbacks:
Deal, transition and other, net of tax	0.15	0.01	0.31	0.04
Adjusted earnings per share	$0.62	$0.55	$1.16	$1.04

Adjusted earnings per share:
Home health operations	$0.57	$0.56	$1.14	$1.08
Healthcare Innovations	0.06	(0.02)	0.02	(0.04)
Total	$0.62	$0.55	$1.16	$1.04

Per share amounts-diluted:
Average shares outstanding	10,322	9,569	10,311	9,554
Net income attributable to Almost Family, Inc.	$0.46	$0.52	$0.84	$0.98
Addbacks:
Deal, transition and other, net of tax	0.15	0.02	0.30	0.04
Adjusted earnings per share	$0.61	$0.54	$1.14	$1.02

Adjusted earnings per share:
Home health operations	$0.58	$0.55	$1.16	$1.06
Healthcare Innovations	0.03	(0.01)	(0.02)	(0.04)
Total	$0.61	$0.54	$1.14	$1.02

Adjusted EBITDA

Adjusted earnings before interest, income tax, depreciation, amortization, amortization of stock-based compensation, and deal, transition and other (Adjusted EBITDA) is not a measure of financial performance under U.S. GAAP.  It should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating, investing or financing activities, or any other measure calculated in accordance with generally accepted accounting principles.  The items excluded from Adjusted EBITDA are significant components in understanding and evaluating financial performance and liquidity.  Management routinely calculates and communicates Adjusted EBITDA and believes that it is useful to investors because it is commonly used as an analytical indicator within our industry to evaluate performance, measure leverage capacity and debt service ability, and to estimate current or prospective enterprise value. Adjusted EBITDA is used in certain covenants contained in our Credit Facility.

The following table sets forth a reconciliation of net income to Adjusted EBITDA as of July 1, 2016:

	Three months ended		Six months ended
(in thousands)	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Net income attributable to Almost Family, Inc.	$4,777	$5,010	$8,694	$9,403
Add back:
Interest expense, net	1,604	457	2,936	905
Income tax expense	3,250	3,393	5,927	6,381
Depreciation and amortization	864	797	1,849	1,628
Stock-based compensation	684	485	1,402	1,005
Deal, transition and other costs	2,589	203	5,198	609
Adjusted EBITDA	$13,768	$10,345	$26,006	$19,931

Adjusted EBITDA:
Home health operations	$12,147	$10,818	$24,714	$21,021
Healthcare Innovations	1,621	(473)	1,292	(1,090)
Total	$13,768	$10,345	$26,006	$19,931

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Instruments

The Company does not use derivative instruments.

Market Risk of Financial Instruments

Our primary market risk exposure with regard to financial instruments is changes in interest rates on long-term obligations.

At July 1, 2016, a hypothetical 100 basis point increase in short-term interest rates would result in a reduction of approximately $1.4 million in our quarter pre-tax earnings.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures – As of July 1, 2016, the Company’s management, with participation of the Company’s Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 1, 2016.

Changes in Internal Control Over Financial Reporting - There were no changes in the Company’s internal control over financial reporting during the second quarter of 2016 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(d) Maximum Number
	(a) Total		(c) Total Number of	(or Approximate Dollar
	Number of	(b) Average	Shares (or Units)	Value) of Shares (or
	Shares (or	Price Paid	Purchased as Part of	Units) that May Yet Be
	Units)	per Share	Publicly Announced	Purchased Under the
Period	Purchased (1)	(or Unit)	Plans or Programs	Plans or Programs
April 2, 2016 – April 29, 2016	—	$—	—	—
April 30, 2016 – May 27, 2016	—	—	—	—
May 28, 2016 – July 1, 2016	2,139	41.10	—	—
Total	2,139	$41.10	—	—

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

101

Financial statements from the quarterly report on Form 10-Q of Almost Family, Inc. for the quarter ended July 1, 2016, filed on August 3, 2016, formatted in XBRL:  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALMOST FAMILY, INC.

Date August 3, 2016	By:	/s/ William B. Yarmuth William B. Yarmuth

Chairman of the Board and Chief Executive Officer

By:	/s/ C. Steven Guenthner
C. Steven Guenthner
President and
Principal Financial Officer