Form 10-Q
period 2016-09-30
ALMOST FAMILY INC
filed 2016-11-08
CIK 799231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes ☐              No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock    $0.10 par value

Shares outstanding at November 7, 2016   10,373,198

ALMOST FAMILY, INC. AND SUBSIDIARIES

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2016
	(UNAUDITED)	January 1, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,827	$7,522
Accounts receivable - net	95,616	92,909
Prepaid expenses and other current assets	14,090	9,033
TOTAL CURRENT ASSETS	116,533	109,464
PROPERTY AND EQUIPMENT - NET	9,753	10,000
GOODWILL	320,794	277,061
OTHER INTANGIBLE ASSETS	69,909	64,629
OTHER ASSETS	4,143	3,615
TOTAL ASSETS	$521,132	$464,769

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$14,007	$11,297
Accrued other liabilities	36,054	40,742
TOTAL CURRENT LIABILITIES	50,061	52,039

LONG-TERM LIABILITIES:
Revolving credit facility	133,824	113,790
Deferred tax liabilities	18,494	13,094
Seller notes	12,500	6,556
Other liabilities	6,335	5,390
TOTAL LONG-TERM LIABILITIES	171,153	138,830
TOTAL LIABILITIES	221,214	190,869

NONCONTROLLING INTEREST - REDEEMABLE -
HEALTHCARE INNOVATIONS	2,256	3,639

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.05; authorized 2,000 shares; none issued or outstanding	—	—
Common stock, par value $0.10; authorized 25,000; 10,489 and 10,125 issued and outstanding	1,050	1,013
Treasury stock, at cost, 116 and 103 shares	(3,214)	(2,731)
Additional paid-in capital	140,351	127,253
Noncontrolling interest - nonredeemable	(766)	(730)
Retained earnings	160,241	145,456
TOTAL STOCKHOLDERS’ EQUITY	297,662	270,261
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$521,132	$464,769

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Net service revenues	$160,421	$131,232	$470,114	$386,997
Cost of service revenues (excluding depreciation and amortization)	86,074	69,475	251,998	204,134
Gross margin	74,347	61,757	218,116	182,863
General and administrative expenses:
Salaries and benefits	42,952	36,767	126,134	108,993
Other	18,167	15,598	56,323	47,772
Deal, transition and other costs	2,257	(1,306)	7,455	(696)
Total general and administrative expenses	63,376	51,059	189,912	156,069
Operating income	10,971	10,698	28,204	26,794
Interest expense, net	(1,399)	(559)	(4,335)	(1,463)
Income before income taxes	9,572	10,139	23,869	25,331
Income tax expense	(3,194)	(2,078)	(9,120)	(8,458)
Net income	6,378	8,061	14,749	16,873
Net (gain) loss attributable to noncontrolling interest	(1,012)	(262)	(689)	330
Net income attributable to Almost Family, Inc.	$5,366	$7,799	$14,060	$17,203

Per share amounts-basic:
Average shares outstanding	10,172	9,604	10,150	9,432
Net income attributable to Almost Family, Inc.	$0.53	$0.81	$1.39	$1.82

Per share amounts-diluted:
Average shares outstanding	10,310	9,822	10,328	9,649
Net income attributable to Almost Family, Inc.	$0.52	$0.79	$1.36	$1.78

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine months ended
	September 30, 2016	October 2, 2015
Cash flows from operating activities:
Net income before NCI	$14,749	$16,873
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	3,020	2,625
Provision for uncollectible accounts	10,626	9,322
Stock-based compensation	2,013	1,455
Deferred income taxes	6,081	3,108
	36,489	33,383
Change in certain net assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(12,831)	(13,444)
Prepaid expenses and other current assets	(4,451)	(4,038)
Other assets	(620)	(46)
Accounts payable and accrued expenses	(3,302)	(2,535)
Net cash provided by operating activities	15,285	13,320
Cash flows from investing activities:
Capital expenditures	(4,364)	(1,753)
Cost basis investment	—	(1,000)
Acquisitions, net of cash acquired	(31,256)	(55,701)
Net cash used in investing activities	(35,620)	(58,454)
Cash flows from financing activities:
Credit facility borrowings	215,430	163,904
Credit facility repayments	(195,396)	(118,053)
Debt issuance fees	(102)	(1,161)
Proceeds from stock option exercises	(9)	141
Purchase of common stock in connection with share awards	(484)	(338)
Tax impact of share awards	257	227
Payment of special dividend	—	(50)
Principal payments on notes payable and capital leases	(56)	(54)
Net cash provided by financing activities	19,640	44,616
Net decrease in cash and cash equivalents	(695)	(518)
Cash and cash equivalents at beginning of period	7,522	6,886
Cash and cash equivalents at end of period	$6,827	$6,368

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Unless otherwise indicated, all dollars and share amounts are in thousands, except per share data)

1.Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements for the periods ended September 30, 2016 and October 2, 2015, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations.  Accordingly, the reader of this Form 10-Q is referred to Almost Family, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended January 1, 2016 for further information.  In the opinion of management of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position at September 30, 2016, and the results of operations and cash flows for the periods ended September 30, 2016 and October 2, 2015.  The results of operations for the period ended September 30, 2016 are not necessarily indicative of the operating results for the year.

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

Recently Issued Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments.  ASU 2016-15 clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows.  It also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows.  ASU 2016-15 is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years.  Early adoption is permitted.  The Company is currently evaluating the impact ASU 2016-15 will have on its consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30):  Simplifying the Presentation of Debt Issuance Costs.  In certain instances, Subtopic 835-30 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability.  Subtopic 835-30 is effective for annual and interim periods beginning after December 15, 2015.  With the adoption of ASU No. 2015-03, amortization of debt issuance costs were reclassified from amortization expense to interest expense in all periods presented.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).  Topic 606 affects virtually all aspects of an entity’s revenue recognition, including determining the measurement of revenue and the timing of when it is recognized for the transfer of goods or services to customers.  Topic 606 is effective for annual reporting periods beginning after December 15, 2017.  The Company is currently evaluating the impact of the adoption of Topic 606 on its financial position and results of operations.

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

	Three months ended		Nine months ended
Consolidated	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Home Health Operations
Net service revenues:
Visiting Nurse	$108,425	$98,344	$328,697	$295,627
Personal Care	41,688	30,837	121,074	89,086
	150,113	129,181	449,771	384,713
Operating income before corporate expenses:
Visiting Nurse	12,618	12,074	42,905	36,956
Personal Care	2,540	3,067	9,273	9,580
	15,158	15,141	52,178	46,536
Healthcare Innovations Operations
Revenue	10,308	2,051	20,343	2,284
Operating income (loss)	5,051	485	5,098	(434)
Corporate expenses	6,981	6,234	21,617	20,004
Deal, transition and other costs	2,257	(1,306)	7,455	(696)
Operating income	10,971	10,698	28,204	26,794
Interest expense, net (1)	(1,399)	(559)	(4,335)	(1,463)
Income tax expense	(3,194)	(2,078)	(9,120)	(8,458)
Net income	$6,378	$8,061	$14,749	$16,873

(1)  Allocation of interest for the three month period ended September 30, 2016 was $384,  $384 and $248 to Visiting Nurse, Personal Care and Healthcare Innovations, respectively and $1,183,  $1,183, and $960 to Visiting Nurse, Personal Care and Healthcare Innovations, respectively for the nine month period ended September 30, 2016.  Substantially all interest in 2015 was in the Visiting Nurse segment.

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

The following table summarizes the activity related to goodwill and other intangible assets for 2016:

		Other Intangible Assets
		Certificates
		of Need and	Trade	Non-compete
	Goodwill	Licenses	Names	Agreements	Total
Balances at December 31, 2014	$192,523	$39,611	$14,771	$20	$54,402
Acquisitions	84,538	6,433	3,640	180	10,253
Amortization	—	—	(10)	(16)	(26)
Balances at January 1, 2016	$277,061	$46,044	$18,401	$184	$64,629
Acquisitions	43,733	5,292	—	—	5,292
Amortization	—	—	(8)	(4)	(12)
Balance at September 30, 2016	$320,794	$51,336	$18,393	$180	$69,909

Acquisitions in the table relate to the acquisitions discussed further in Note 8, “Acquisitions.”

The following table summarizes the Company’s goodwill and other intangible assets at September 30, 2016 by segment:

		Other Intangible Assets
		Certificates
		of Need and	Trade	Non-compete
	Goodwill	Licenses	Names	Agreements	Total
Visiting Nurse	$193,667	$47,156	$13,198	$90	$60,444
Personal Care	74,764	4,180	5,195	90	9,465
Healthcare Innovations	52,363	—	—	—	—
September 30, 2016 balance	$320,794	$51,336	$18,393	$180	$69,909

4.Revolving Credit Facility

The Company has a senior secured revolving credit facility with JP Morgan Chase Bank, NA, as Administrative Agent, Bank of America, as Syndication Agent, and certain other lenders (the “Facility”).  The Facility consists of a $175 million credit line with a maturity date of November 15, 2020 and an “accordion” feature providing for potential future expansion of the Facility to $250 million.  Borrowings (other than letters of credit) under the credit facility generally will bear interest at a rate varying from the London Interbank Offered Rate (LIBOR) plus 1.75% to LIBOR rate plus 3.00%, depending on leverage.  The Facility is secured by substantially all of the Company’s assets and the stock of its subsidiaries.  Debt issuance costs net of amortization were $1.0 million at September 30, 2016, are recorded in prepaid and other assets and are being amortized to interest expense through November 15, 2020.

Borrowings under the Facility are subject to various covenants including a multiple of 3.5 times earnings before interest, taxes, depreciation and amortization (“EBITDA”). “EBITDA” may include “Acquired EBITDA” from pro-forma acquisitions, as defined. Borrowings under the Facility may be used for general corporate purposes, including acquisitions.  The Company had irrevocable letters of credit totaling $14.7 million outstanding in connection with the Company’s self-insurance programs.  Application of the Facility’s borrowing formula as of September 30, 2016, permitted an additional $14.0 million to be used.  As of September 30, 2016, the Company was in compliance with the various financial covenants.  Under the most restrictive of its covenants, the Company was required to maintain minimum net worth of at least $180.6 million at September 30, 2016.  At such date, the Company’s net worth was approximately $297.7 million.

The effective interest rates on the Company’s borrowings were 3.50% and 2.62% for the three month periods ended September 30, 2016 and October 2, 2015, respectively.

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

6.Earnings per Common Share

A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted earnings per common share is as follows:

	Three months ended		Nine months ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Basic weighted average outstanding shares	10,172	9,604	10,150	9,432
Add common equivalent shares representing shares issuable upon exercise of dilutive awards	138	218	178	217
Diluted weighted average number of shares	10,310	9,822	10,328	9,649

Anti-dilutive shares excluded from calculation	20	—	20	20

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

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against the Company by various claimants.  The claims are in various stages of processing and some may ultimately be brought to trial.  The Company is aware of incidents that have occurred through September 30, 2016 that may result in the assertion of additional claims.  The Company currently carries professional and general liability insurance coverage (on a claims made basis) for this exposure with no deductible.  The Company also carries D&O coverage (also on a claims made basis) for potential claims against the Company’s directors and officers, including securities actions, with deductibles ranging from $175 to $500 per claim.

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

8.Acquisitions

2016 Acquisitions

During the third quarter, one of our HCI subsidiaries redeemed certain outstanding shares increasing the Company's ownership percentage to 72.04% from 61.50%.

On June 18, 2016, the Company acquired certain home health agency assets primarily in Wisconsin, but also in Connecticut and Kentucky (collectively, the Wisconsin acquisition).  The purchase price was $6.1 million, funded through borrowings on the Company’s bank credit facility.  The post-acquisition operating results of these agencies are primarily reported in the Company’s PC segment.  No accounts receivable were acquired.  Thus, accounts receivable need to accumulate to normal levels post close.

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

The following table summarizes the fair value of the respective acquisition dates of the assets acquired and liabilities assumed for the WillCare (final), Ingenios (final), Black Stone (preliminary), LTS (preliminary), Bayonne (preliminary)and Wisconsin (preliminary) acquisitions:

Purchase
Price Allocation
Accounts receivable	$14,146
Property, plant & equipment	2,964
Other assets	2,074
Goodwill	128,137
Other intangibles	15,740
Assets acquired	163,061
Liabilities assumed	(9,933)
Net assets acquired	$153,128

Deal and transition costs incurred in conjunction with the 2015 and 2016 acquisitions were $2.0 million for the quarter ended September 30, 2016.  Similar amounts for the prior year period were $962.  Such amounts are included in Deal, transition and other costs in the Consolidated Statements of Income.

9.Income Taxes

The Company’s effective income tax rate for the nine month periods ended September 30, 2016 and October 2, 2015 was approximately 39.3% and 32.9%, respectively.  The lower 2015 effective income tax rate was primarily related to the tax treatment of a legal settlement benefit of $4.2 million in the third quarter of 2015.

Accounting principles generally accepted in the United States prescribe a recognition threshold and measurement attribute for the accounting and financial statement disclosure of tax positions taken or expected to be taken in a tax return.  The evaluation of a tax position is a two-step process.  The first step requires the Company to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position.  The second step requires the Company to recognize in the financial statements each tax position that meets the more likely than not criteria, measured at the amount of benefit that has a greater than 50% likelihood of being realized.  The Company had $3.3 million of unrecognized tax benefits at September 30, 2016, the total amount of which, if recognized, would affect the tax rate.  The Company includes the full amount of unrecognized tax benefits in other liabilities in the Consolidated Balance Sheets.  Additionally, the Company may from time to time be assessed interest and penalties by tax jurisdictions.  Any such assessments historically have been immaterial to the Company’s financial results and are classified as other general and administrative expenses in the consolidated statements of income.

10.Subsequent Events

On October 14, 2016, the Company signed a definitive agreement to acquire a controlling interest in the entity holding the home health and hospice assets of Community Health Systems, Inc. for $128.0 million, subject to a working capital adjustment.  Financing for the transaction has been fully committed by JPMorgan.    The transaction is expected to be completed during the fourth quarter, subject to regulatory approvals and the satisfaction of customary closing conditions.  The Company expects the transaction will add approximately $200 million in revenue, all of which will be classified in the Company’s VN segment.  The transaction will expand the Company’s geographic service territory to a total of 26 states.

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

Acquisitions

On October 14, 2016, the Company signed a definitive agreement to acquire a controlling interest in the entity holding the home health and hospice assets of Community Health Systems, Inc. for $128.0 million, subject to a working capital adjustment.  Financing for the transaction has been fully committed by JPMorgan.  The transaction is expected to be completed during the fourth quarter, subject to regulatory approvals and the satisfaction of customary closing conditions.  The Company expects the transaction will add approximately $200 million in revenue, all of which will be classified in the Company’s VN segment.  The transaction will expand the Company’s geographic service territory to a total of 26 states.

During the third quarter, one of our HCI subsidiaries redeemed certain outstanding shares increasing the Company's ownership percentage to 72.04% from 61.50%.

On June 18, 2016, we acquired certain home health agency assets primarily in Wisconsin, but also in Connecticut and Kentucky (collectively, the Wisconsin acquisition).  The purchase price was $6.1 million, funded through borrowings on the Company’s bank credit facility.  The post-acquisition operating results for these agencies are primarily reported in our PC segment.  No accounts receivable were acquired.

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

On October 31, 2016, the Centers for Medicare and Medicaid Services (CMS) issued its CY2017 Home Health Prospective Payment System Rate Update, which includes a 0.7% rate cut consisting of a 2.8% market basket update minus a 0.3% productivity adjustment, a 2.3% rebasing cut, and a 0.97% case mix adjustment.  Based on our initial analysis of the 2017 rule, we estimate it will reduce our Medicare reimbursement rates for 2017 in the range of 1% to 2%.

On June 8, 2016, CMS announced the “Pre-Claim Review Demonstration of Home Health Services” which seeks to demonstrate that a review of selected documentation prior to payment of claims can decrease “improper payments because of insufficient documentation”.  According to the CMS announcement, the pre-claim review demonstration will help educate Home Health Agencies (HHA) on what documentation is required and encourage them to submit the correct documentation, while still allowing the HHA to begin providing services and receive initial payments prior to the pre-claim review decision.  The pre-claim review demonstration began in Illinois no earlier than August 1, 2016 and the remaining states of Florida, Texas, Michigan and Massachusetts will phase in over 2016 and 2017.  The Company is currently unable to predict what impact, if any, this demonstration program may have on its result of operations or financial position.

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

RESULTS OF OPERATIONS

THIRD QUARTER

Consolidated

(In thousands)

	Three months ended
	September 30, 2016		October 2, 2015		Change
Consolidated	Amount	% Rev	Amount	% Rev	Amount	%
Home Health Operations
Net service revenues:
Visiting Nurse	$108,425	72.2%	$98,344	76.1%	$10,081	10.3%
Personal Care	41,688	27.8%	30,837	23.9%	10,851	35.2%
	150,113	100.0%	129,181	100.0%	20,932	16.2%
Operating income before corporate expenses:
Visiting Nurse	12,618	11.6%	12,074	12.3%	544	4.5%
Personal Care	2,540	6.1%	3,067	9.9%	(527)	-17.2%
	15,158	10.1%	15,141	11.7%	17	0.1%
Healthcare Innovations
Revenue	10,308	100.0%	2,051	100.0%	8,257	402.6%
Operating income (loss)	5,051	49.0%	485	23.6%	4,566	941.4%

Corporate expenses	6,981	4.4%	6,234	4.8%	747	12.0%
Deal, transition and other costs	2,257	1.4%	(1,306)	-1.0%	3,563	-272.8%
Operating income	10,971	6.8%	10,698	8.2%	273	2.6%
Interest expense, net	(1,399)	-0.9%	(559)	-0.4%	(840)	150.3%
Income tax expense	(3,194)	-2.0%	(2,078)	-1.6%	(1,116)	53.7%
Net income	$6,378	4.0%	$8,061	6.1%	$(1,683)	-20.9%

Adjusted EBITDA (1)	$14,804	9.2%	$10,623	8.1%	$4,181	39.4%
Adjusted net income (1)	$7,793	4.9%	$5,361	4.1%	$2,432	45.4%

(1)See Page 23 for GAAP reconciliation of Adjusted EBITDA and Adjusted earnings.

Home Health revenue increased year over year by $20.9 million primarily as a result of our acquisition activity in late 2015 and the first half of 2016.  Refer to VN and PC segment discussions for further operating performance details.

Healthcare Innovations (HCI) segment net revenues increased $8.3 million to a record $10.3 million in 2016 from $2.1 million in 2015.  Our ACO-enablement operations recorded shared savings incentive revenue of $4.3 million from multiple ACOs participating in the Medicare Shared Savings Program.  ACOs managed by us saved the Medicare program a total of $25 million in the measurement period.  Our assessment business acquired in transactions in January 2016 and July 2015 contributed the balance of the revenues.  As a result, operating income for the HCI segment was a record $5.1 million, or $0.15 per share attributable to Almost Family.

Corporate expenses as a percentage of revenue declined to 4.4%, from 4.8% in the prior year period due to expansion of revenues from acquisitions and differences in management incentives.  Deal, transition and other costs grew to $2.2 million for 2016, primarily as a result of costs related to 2016 and 2015 acquisitions, while the prior year included a one-time $4.2 million benefit related to legal settlements.  Borrowings related to acquisitions increased our interest expense to $1.4 million, from $0.5 million in the prior year period.

The effective tax rate for the third quarter of 2016 and 2015 was 37.3% and 21.0%, respectively.  During the quarter, we lowered our estimated effective tax rate from 40.5% to 39.5% due to lower permanently non-deductible expenses in relation to taxable income.

Visiting Nurse Segment

(In thousands, except for statistics)

	Three months ended
	September 30, 2016		October 2, 2015		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$108,425	100.0%	$98,344	100.0%	$10,081	10.3%
Cost of service revenues	54,119	49.9%	47,958	48.8%	6,161	12.8%
Gross margin	54,306	50.1%	50,386	51.2%	3,920	7.8%
General and administrative expenses:
Salaries and benefits	31,115	28.7%	28,309	28.8%	2,806	9.9%
Other	10,573	9.8%	10,003	10.2%	570	5.7%
Total general and administrative expenses	41,688	38.4%	38,312	39.0%	3,376	8.8%
Operating income before corporate expenses	$12,618	11.6%	$12,074	12.3%	$544	4.5%

Average number of locations	169		164		5	3.0%

All payors:
Patients Months	88,396		80,940		7,456	9.2%
Admissions	25,788		24,759		1,029	4.2%
Billable Visits	711,998		645,589		66,409	10.3%

Medicare:
Admissions (1)	23,030	89.3%	21,876	88.4%	1,154	5.3%
Revenue (in thousands)	$101,383	93.5%	$92,033	93.6%	$9,350	10.2%
Revenue per admission	$4,402		$4,207		$195	4.6%
Billable visits (1)	630,089	88.5%	580,709	90.0%	49,380	8.5%
Recertifications	12,639		11,966		673	5.6%
Payor mix % of Admissions
Traditional Medicare Episodic	84.0%		84.6%		(0.6)%
Replacement Plans Paid Episodically	5.9%		4.1%		1.8%
Replacement Plans Paid Per Visit	10.1%		11.3%		(1.2)%

Non-Medicare:
Admissions (1)	2,758	10.7%	2,883	11.6%	(125)	(4.3)%
Revenue (in thousands)	$7,042	6.5%	$6,311	6.4%	$731	11.6%
Revenue per admission	$2,553		$2,189		$364	16.6%
Billable visits (1)	81,909	11.5%	64,880	10.0%	17,029	26.2%
Recertifications	1,233		774		459	59.3%
Payor mix % of Admissions
Medicaid & other governmental	25.9%		30.6%		(4.7)%
Private payors	74.1%		69.4%		4.7%

(1)Percentages pertain to percentage of total admissions or total billable visits, as applicable.

VN segment net revenues increased $10.1 million to $108.4 million from $98.3 million in the prior year and total Medicare admissions grew by 5.3% to 23,030 from 21,876 primarily due to home health agencies acquired in late 2015 and the first half of 2016 (WillCare, Black Stone, Bayonne and Wisconsin acquisitions).  The growth in Non-Medicare revenue was driven by the business mix of our acquisitions.

Gross margin as a percentage of revenue decreased to 50.1% from 51.2% primarily due to higher labor costs per visit from acquired agencies and unusually high health insurance claims experience of about $1.0 million.  Total general and administrative expenses declined as a percentage of revenue to 38.4% in the third quarter of 2016 from 39.0% in the prior year quarter primarily from the effect of acquired operations plus the closing of selected underperforming smaller branches.

As a result, VN segment operating income before corporate expenses increased $0.5 million, or 4.5%, to $12.6 million, from $12.1 million in the prior year period, while VN segment operating income as percentage of revenue decreased to 11.6% from 12.3% in the prior year period.

Personal Care Segment

(In thousands, except for statistics)

	Three months ended
	September 30, 2016		October 2, 2015		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$41,688	100.0%	$30,837	100.0%	$10,851	35.2%
Cost of service revenues	29,125	69.9%	21,034	68.2%	8,091	38.5%
Gross margin	12,563	30.1%	9,803	31.8%	2,760	28.2%
General and administrative expenses:
Salaries and benefits	6,313	15.1%	4,309	14.0%	2,004	46.5%
Other	3,710	8.9%	2,427	7.9%	1,283	52.9%
Total general and administrative expenses	10,023	24.0%	6,736	21.8%	3,287	48.8%
Operating income before corporate expenses	$2,540	6.1%	$3,067	9.9%	$(527)	-17.2%

Average number of locations	80		66		14	21.2%

Admissions	2,638		1,725		913	52.9%
Patient months of care	43,562		25,419		18,143	71.4%
Billable hours	1,919,931		1,384,466		535,465	38.7%
Revenue per billable hour	$21.71		$22.27		$(0.56)	-2.5%

PC segment net revenues increased $10.9 million or 35.2% to a record $41.7 million in 2016 from $30.8 million in 2015 primarily due to acquisitions.  PC segment contribution decreased $0.5 million as compared to the same period of last year, primarily due to a 20% rate cut in the State of Connecticut’s Medicaid-sponsored behavioral health program which generated approximately $2.6 million of revenue in the current quarter as compared to $3.3 million in the same quarter last year on similar volumes.  We are currently evaluating the on-going viability of this program under current reimbursement and regulations.

RESULTS OF OPERATIONS

YEAR TO DATE

Consolidated

(In thousands)

	Nine months ended
	September 30, 2016		October 2, 2015		Change
Consolidated	Amount	% Rev	Amount	% Rev	Amount	%
Home Health Operations
Net service revenues:
Visiting Nurse	$328,697	73.1%	$295,627	76.8%	$33,070	11.2%
Personal Care	121,074	26.9%	89,086	23.2%	31,988	35.9%
	449,771	100.0%	384,713	100.0%	65,058	16.9%
Operating income before corporate expenses:
Visiting Nurse	42,905	13.1%	36,956	12.5%	5,949	16.1%
Personal Care	9,273	7.7%	9,580	10.8%	(307)	(3.2)%
	52,178	11.6%	46,536	12.1%	5,642	12.1%
Healthcare Innovations
Revenue	20,343	100.0%	2,284	100.0%	18,059	790.7%
Operating income (loss)	5,098	25.1%	(434)	-19.0%	5,532	(1274.7)%

Corporate expenses	21,617	4.6%	20,004	5.2%	1,613	8.1%
Deal, transition and other costs	7,455	1.6%	(696)	-0.2%	8,151	(1171.1)%
Operating income	28,204	6.0%	26,794	6.9%	1,410	5.3%
Interest expense, net	(4,335)	-0.9%	(1,463)	-0.4%	(2,872)	196.3%
Income tax expense	(9,120)	-1.9%	(8,458)	-2.2%	(662)	7.8%
Net income	$14,749	3.1%	$16,873	4.4%	$(2,124)	(12.6)%

Adjusted EBITDA (1)	$40,486	8.6%	$29,962	7.7%	$10,524	35.1%
Adjusted net income (1)	$19,259	4.1%	$14,536	3.8%	$4,723	32.5%

(1)See Page 23 for GAAP reconciliation of Adjusted EBITDA and Adjusted earnings.

Home Health revenue increased year over year by $65.1 million primarily as a result of our late 2015 and first half of 2016 acquisitions.  Refer to VN and PC segment discussions for further operating performance details.

HCI segment net revenues increased $18.0 million to a record $20.3 million, in 2016 from $2.3 million in 2015, as acquired LTS and Ingenios assessment business revenues were $15.4 million with the remainder due to a $4.3 million shared savings revenue as multiple Imperium served ACOs received Medicare shared savings payments.  LTS was acquired in January 2016 and Ingenios was acquired in July 2015.  The HCI segment contribution thus improved $5.5 million, as the segment was profitable for year to date 2016.

Corporate expenses as a percentage of revenue declined to 4.6%, from 5.2% in the prior year period due to the expansion of revenues from acquisitions and differences in management incentives.  Deal, transition and other costs grew to $7.5 million for 2016, primarily as a result of costs related to 2016 and 2015 acquisitions, while the prior year included a one-time $4.2 million benefit related to legal settlements.  Borrowings related to acquisitions increased interest expense to $4.3 million, from $1.5 million in the prior year period.

Our effective tax rate for 2016 and 2015 was 39.3% and 32.9%, respectively.

Visiting Nurse Segment

(In thousands, except for statistics)

	Nine months ended
	September 30, 2016		October 2, 2015		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$328,697	100.0%	$295,627	100.0%	$33,070	11.2%
Cost of service revenues	160,529	48.8%	142,541	48.2%	17,988	12.6%
Gross margin	168,168	51.2%	153,086	51.8%	15,082	9.9%
General and administrative expenses:
Salaries and benefits	91,727	27.9%	85,204	28.8%	6,523	7.7%
Other	33,536	10.2%	30,926	10.5%	2,610	8.4%
Total general and administrative expenses	125,263	38.1%	116,130	39.3%	9,133	7.9%
Operating income before corporate expenses	$42,905	13.1%	$36,956	12.5%	$5,949	16.1%

Average number of locations	165		162		3	1.9%

All payors:
Patients Months	270,880		242,989		27,891	11.5%
Admissions	81,574		75,958		5,616	7.4%
Billable Visits	2,174,980		1,926,660		248,320	12.9%

Medicare:
Admissions (1)	70,021	85.8%	68,380	90.0%	1,641	2.4%
Revenue (in thousands)	$308,055	93.7%	$280,827	95.0%	$27,228	9.7%
Revenue per admission	$4,399		$4,107		$293	7.1%
Billable visits (1)	1,921,796	88.4%	1,745,856	90.6%	175,940	10.1%
Recertifications	37,777		35,473		2,304	6.5%
Payor mix % of Admissions
Traditional Medicare Episodic	82.5%		83.9%		(1.4)%
Replacement Plans Paid Episodically	5.2%		4.0%		1.2%
Replacement Plans Paid Per Visit	12.3%		12.1%		0.2%

Non-Medicare:
Admissions (1)	11,553	14.2%	7,578	10.0%	3,975	52.5%
Revenue (in thousands)	$20,642	6.3%	$14,800	5.0%	$5,842	39.5%
Revenue per admission	$1,787		$1,953		$(166)	(8.5)%
Billable visits (1)	253,184	11.6%	180,804	9.4%	72,380	40.0%
Recertifications	3,517		1,485		2,032	136.8%
Payor mix % of Admissions
Medicaid & other governmental	41.1%		32.4%		8.7%
Private payors	58.9%		67.6%		(8.7)%

(1)Percentages pertain to percentage of total admissions or total billable visits, as applicable.

VN segment net revenues increased $33.1 million to a record $328.7 million from $295.6 million in the prior year and total Medicare admissions grew by 2.4% to 70,021 from 68,380 primarily due to home health agencies acquired in late 2015 and first half of 2016 (WillCare, Black Stone, Bayonne and Wisconsin acquisitions).  The more rapid growth in Non-Medicare business was driven by the business mix of our acquisitions.

Gross margin as a percentage of revenue decreased to 51.2% from 51.8% primarily due to higher labor costs per visit from acquired agencies.  Total general and administrative expenses declined as a percentage of revenue to 38.1%  in 2016 from 39.3% in the prior year primarily from the effect of acquired operations plus the closing of selected underperforming smaller branches.

As a result, VN segment operating income before corporate expenses increased $5.9 million, or 16.1%, to $42.9 million, from $37.0 million in the prior year period, while VN segment operating income as percentage of revenue increased to 13.1% from 12.5% in the prior year period.

Personal Care Segment

(In thousands, except for statistics)

	Nine months ended
	September 30, 2016		October 2, 2015		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$121,074	100.0%	$89,086	100.0%	$31,988	35.9%
Cost of service revenues	83,623	69.1%	61,044	68.5%	22,579	37.0%
Gross margin	37,451	30.9%	28,042	31.5%	9,409	33.6%
General and administrative expenses:
Salaries and benefits	17,915	14.8%	12,181	13.7%	5,734	47.1%
Other	10,263	8.5%	6,281	7.1%	3,982	63.4%
Total general and administrative expenses	28,178	23.3%	18,462	20.7%	9,716	52.6%
Operating income before corporate expenses	$9,273	7.7%	$9,580	10.8%	$(307)	(3.2)%

Average number of locations	74		64		10	15.6%

Admissions	7,675		4,803		2,872	59.8%
Patient months of care	122,380		71,907		50,473	70.2%
Billable hours	5,575,254		3,989,328		1,585,926	39.8%
Revenue per billable hour	$21.72		$22.33		$(0.61)	(2.8)%

PC segment net revenues increased $32.0 million or 35.9% to a record $121.1 million in 2016 from $89.1 million in 2015 primarily due to acquisitions.  Changes in cost of service revenues and general and administrative expenses as a percent of revenue are primarily due to mix changes from acquired operations and rate reductions in certain skilled elements of the Connecticut and Ohio Medicaid programs.  As a result, PC segment contribution decreased 3.2% as a percentage of revenue, or $0.3 million.

Liquidity and Capital Resources

Revolving Credit Facility

We have a senior secured revolving credit facility with JP Morgan Chase Bank, NA, as Administrative Agent, Bank of America, as Syndication Agent, and certain other lenders (the “Facility”).  The Facility consists of a $175 million credit line with a maturity date of November 15, 2020 and an “accordion” feature providing for potential future expansion of the Facility to $250 million.  Borrowings (other than letters of credit) under the credit facility generally will bear interest at a rate varying from the London Interbank Offered Rate (LIBOR) plus 1.75% to LIBOR rate plus 3.00%, depending on leverage.  The Facility is secured by substantially all of our assets and the stock of our subsidiaries.  Debt issuance costs net of amortization were $1.0 million at September 30, 2016, are recorded in prepaid and other assets and are being amortized to interest expense through November 15, 2020.

Borrowings under the Facility are subject to various covenants including a multiple of 3.5 times earnings before interest, taxes, depreciation and amortization (“EBITDA”).  “EBITDA” may include “Acquired EBITDA” from pro-forma acquisitions as defined.  Borrowings under the Facility may be used for general corporate purposes, including acquisitions.  We had irrevocable letters of credit totaling $14.7 million outstanding in connection with our self-

insurance programs.  Application of the Facility’s borrowing formula as of September 30, 2016, permitted $14.0 million to be used.  As of September 30, 2016, we were in compliance with the various financial covenants.  Under the most restrictive of the Facility’s covenants, we were required to maintain minimum net worth of at least $180.6 million at September 30, 2016.  At such date, our net worth was approximately $297.7 million.

We believe that this facility plus cash on hand will be sufficient to fund our operating needs and expansion plans for at least the next year.  We will continue to evaluate additional capital, including possible debt and equity investments in the Company, to support a more rapid development of the business than would be possible with internal funds.  JPMorgan has fully committed to financing the pending acquisition of the home health and hospice assets of Community Health Systems, Inc.

Cash Flows

Key elements to the Consolidated Statements of Cash Flows for the nine month period ended September 30, 2016 were:

Net Change in Cash and Cash Equivalents (in thousands)	2016	2015
Provided by (used in):
Operating activities	$15,285	$13,320
Investing activities	(35,620)	(58,454)
Financing activities	19,640	44,616
Net decrease in cash and cash equivalents	$(695)	$(518)

2016

Net cash provided by operating activities resulted primarily from current period net income of $14.7 million plus certain non-cash items, net of changes in accounts receivable, accounts payable and accrued expenses.  As a result of not acquiring accounts receivable in conjunction with our Wisconsin acquisition in June of 2016, accounts receivable for 2016 includes a $6.5 million build of normal accounts receivable.  Excluding the acquisition related build, accounts receivable days sales outstanding were 53 at September 30, 2016 and 56 at October 2, 2015.  The decline was due to improved collections in both the VN and PC segments.

Cash used in investing activities was primarily due to our June 18, 2016 Wisconsin acquisition for $6.1 million, our January 5, 2016 acquisition of the equity of LTS for $19.7 million, our January 5, 2016 acquisition of Bayonne for $4.1 million and capital expenditures of $4.4 million.

Cash provided by financing activities resulted from $20.0 million of new borrowings on the revolving credit facility to fund acquisitions, net of repayments.

2015

Net cash provided by operating activities resulted primarily from period net income of $16.9 million plus certain non-cash items, net of changes in accounts receivable, accounts payable and accrued expenses.  Accounts receivable days sales outstanding, which were 56 at October 2, 2015 increased due to collection delays, primarily in the PC segment, due to changes in patient enrollment and billing requirements enacted by the Medicaid managed care providers in Tennessee.

Cash used in investing activities was primarily due to our August 29, 2015 acquisition of the stock of WillCare for $50.8 million, our March 1, 2015 acquisition of the stock of WillCare’s Ohio operations for $3.0 million, our July 23, 2015 acquisition of the stock of Ingenios for $2.0 million, capital expenditures of $1.7 million and a $1.0 million cost basis investment.

Cash used in financing activities resulted from $45.9 million of new borrowings on the revolving credit facility and $1.2 million of debt issuance costs incurred with the five year $175 million credit facility.

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

	Three months ended		Nine months ended
(in thousands)	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Net income	$6,378	$8,061	$14,749	$16,873
Addbacks:
Deal, transition and other, net of tax	1,415	(2,700)	4,510	(2,337)
Adjusted net income	$7,793	$5,361	$19,259	$14,536
Non-controlling interest	(1,012)	(262)	(689)	330
Adjusted net income attributable to Almost Family, Inc.	$6,781	$5,099	$18,570	$14,866
Per share amounts-basic:
Average shares outstanding	10,172	9,604	10,150	9,432
Net income	$0.63	$0.84	$1.45	$1.79
Addbacks:
Deal, transition and other, net of tax	0.14	(0.28)	0.44	(0.25)
Adjusted earnings per share	$0.77	$0.56	$1.90	$1.54
Non-controlling interest	(0.10)	(0.03)	(0.07)	0.03
Adjusted net income attributable to Almost Family, Inc.	$0.67	$0.53	$1.83	$1.58
Per share amounts-diluted:
Average shares outstanding	10,310	9,822	10,328	9,649
Net income	$0.62	$0.82	$1.43	$1.75
Addbacks:
Deal, transition and other, net of tax	0.14	(0.27)	0.44	(0.24)
Adjusted earnings per share	$0.76	$0.55	$1.86	$1.51
Non-controlling interest	(0.10)	(0.03)	(0.07)	0.03
Adjusted net income attributable to Almost Family, Inc.	$0.66	$0.52	$1.80	$1.54

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

The following table sets forth a reconciliation of net income to Adjusted EBITDA as of September 30, 2016:

	Three months ended		Nine months ended
(in thousands)	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Net income	$6,378	$8,061	$14,749	$16,873
Add back:
Interest expense, net	1,399	559	4,335	1,463
Income tax expense	3,194	2,078	9,120	8,458
Depreciation and amortization	964	781	2,814	2,409
Stock-based compensation	612	450	2,013	1,455
Deal, transition and other costs	2,257	(1,306)	7,455	(696)
Adjusted EBITDA	$14,804	$10,623	$40,486	$29,962

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Instruments

The Company does not use derivative instruments.

Market Risk of Financial Instruments

Our primary market risk exposure with regard to financial instruments is changes in interest rates on long-term obligations.

At September 30, 2016, a hypothetical 100 basis point increase in short-term interest rates would result in a reduction of approximately $1.3 million in our quarter pre-tax earnings.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures – As of September 30, 2016, the Company’s management, with participation of the Company’s Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016.

Changes in Internal Control Over Financial Reporting - There were no changes in the Company’s internal control over financial reporting during the third quarter of 2016 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

2.1

Equity Purchase Agreement dated as of October 14, 2016, by and among (i) National Health Industries, Inc., (ii) Almost Family, Inc., (iii) CHS/Community Health Systems, Inc., and (iv) Community Health United Home Care, LLC, including:*

Attachment ALLC Agreement

Attachment BPurchaser Required Consents**

Attachment CRequired Actions**

Attachment DSeller Required Consents**

Attachment EServices Agreement

Attachment FCompany Indebtedness**

Attachment GNoncompetition Agreement

Attachment HAffiliation Agreement

*Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Almost Family hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission.

**The information scheduled at this Attachment has been omitted pursuant to Item 601(b)(2) of Regulation S-K. Almost Family hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission.

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

101

Financial statements from the quarterly report on Form 10-Q of Almost Family, Inc. for the quarter ended September 30, 2016, filed on November 8, 2016, formatted in XBRL:  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALMOST FAMILY, INC.

Date November 8, 2016	By:	/s/ William B. Yarmuth William B. Yarmuth

Chairman of the Board and Chief Executive Officer

By:	/s/ C. Steven Guenthner
C. Steven Guenthner
President and
Principal Financial Officer