Form 10-K
period 2016-12-30
ALMOST FAMILY INC
filed 2017-03-14
CIK 799231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last day of the second fiscal quarter ended July 1, 2016 was $397,065,392 based on the last sale price of a share of the common stock as of July 1, 2016 ($43.03), as reported by the NASDAQ Global Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 9, 2017
Common Stock, $0.10 par value per share	13,880,299 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2017 definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders are incorporated by reference in Part III to the extent described therein.

PART I		4

Item 1.	Business	4

Item 1A.	Risk Factors	18

Item 1B.	Unresolved Staff Comments	32

Item 2.	Properties	32

Item 3.	Legal Proceedings	32

Item 4.	Mine Safety Disclosures	32

PART II		33

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	33

Item 6.	Selected Financial Data	35

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	53

Item 8.	Financial Statements and Supplementary Data	54

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	80

Item 9A.	Controls and Procedures	80

Item 9B.	Other Information	80

PART III		80

Item 10.	Directors, Executive Officers and Corporate Governance	80

Items 11, 12, 13 and 14. Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions; and Director Independence; and Principal Accountant Fees and Services		82

PART IV		83

Item 15.	Exhibits and Financial Statement Schedules	83

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

PART I

ITEM 1.  BUSINESS

Introduction

Almost Family, Inc. TM and subsidiaries (collectively “Almost Family” or the “Company”) is a leading provider of cost efficient, high quality home healthcare services and related innovations to drive savings for payors and improve patient outcomes and experience.  Our Company, founded in 1976, operates over 340 locations across 26 states.  Unless otherwise indicated, the financial information included in Part I is for continuing operations.

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

How We Are Currently Organized and Operate

The Company has two divisions, Home Health and Healthcare Innovations.  The Home Health division is comprised of two reportable segments, Visiting Nurse Services (“VN” or “Visiting Nurse”) and Personal Care Services (“PC” or “Personal Care”).  Healthcare Innovations is also a reporting segment.  Reportable segments have been identified based upon how management has organized the business by services provided to customers and the criteria in Accounting Standards Codification (ASC) Topic 280, Segment Reporting.  All references herein for the years 2016, 2015 and 2014 represent the fiscal years ended December 30, 2016 and January 1, 2016, and the calendar year ended December 31, 2014.

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

The Healthcare Innovations (“HCI”) segment includes our developmental activity outside of the traditional home health business platform.

Additional financial information about our segments can be found in Part II, Item 8, “Notes to Consolidated Financial Statements” and related notes included elsewhere in this Form 10-K.

Our View on Reimbursement and Diversification of Risk

Our Company is highly dependent on government reimbursement programs which pay for the majority of the services we provide to our patients and customers.  Reimbursement under these programs, primarily Medicare and Medicaid, is subject to frequent changes as policy makers balance constituents’ needs for health care services within the constraints of the specific government’s fiscal budget.  Medicare and Medicaid, respectively, are consuming a greater percentage of federal and states’ budgets, which is exacerbated in times of economic downturn.  We believe that these financial issues are cyclical in nature rather than indicative of the long-term prospect for Medicare and Medicaid funding of health care services.  Additionally, we believe our services offer the lowest cost alternative to institutional care and are a part of the solution to the federal government’s Medicare and states’ Medicaid financing problems.

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

Overview of Our Services

Home Health Division Services

Acquisition of Home Health and Hospice Segment of Community Health Systems

On December 31, 2016, the first day after our 2016 fiscal year end, we completed the acquisition of the home health segment of Community Health Systems, Inc. (“CHS” and “CHS JV Transaction”).  Community Health Systems, Inc. (NYSE: CYH) is one of the largest publicly-traded hospital companies in the United States and a leading operator of general acute care hospitals in communities across the country.  CHS Home Health, which includes the former home health and hospice operations of CHS, provides in-home outpatient care services, including skilled nursing and acute care. CHS Home Health's operations are located primarily in the Midwest and Southern United States with a major presence in Tennessee, Florida and Texas near existing CHS hospitals.  The home health business consists of 74 separate home health agencies across 22 states and the hospice business consists of 15 separate hospice agencies across 7 states.  We currently anticipate reporting the results of the JV as part of our Home Health division.

The CHS Home Health transaction is structured as a joint venture (the "JV") with Almost Family owning 80% and CHS retaining a 20% stake. The JV is maintained and managed by Almost Family as a separate legal entity with a separate line-management organization, led by CHS' former home health management team. Almost Family provides a full-range of home office management services under an ever-green management services agreement and, in return, receives a management fee of 5% of the JV's annual revenue. The JV operations management team remains in-place in Franklin, TN, in order to provide continuity. With the exception of the separate management team that runs day-to-day operations, the JV will receive the support and integration of our home office functions.

In addition to the JV operating agreement between CHS and Almost Family, CHS entered into affiliation and license agreements with the JV. The affiliation agreement provides for continued affiliation between the CHS hospitals and the home health agencies with a particular focus on care-coordination for the benefit of patients and referral sources who choose to use the JV agencies for their home health and hospice needs. The license agreement permits each home health agency to continue to operate under the CHS hospital tradenames to maintain cohesive presentation to the marketplace as part of the hospitals' post-acute care continuum.

CHS Home Health has a board of five managers, four appointed by Almost Family and one appointed by CHS. Certain matters, including the sale of the business, acquisitions by CHS Home Health, change of business lines and annual operating budgets, among others, will require "super-majority" approval. CHS Home Health's Operating Agreement includes a dispute resolution process, ending in binding arbitration if necessary to break deadlocks. Almost Family will fund the working capital (subject to certain limits) needs of CHS Home Health, and any amounts outstanding at CHS Home Health or intercompany loans must be repaid before any distributions to owners can be made.

Operating Locations

Our current operating locations for our VN and PC segments in our Home Health division after the 2017 CHS JV Transaction and as of our last two fiscal years were as follows:

	2017		2016		2015
	Branches (1)		Branches		Branches
	Visiting	Personal	Visiting	Personal	Visiting	Personal
States	Nurse	Care	Nurse	Care	Nurse	Care
Alabama	6	—	1	—	1	—
Alaska	1	—	—	—	—	—
Arizona	2	—	—	—	—	—
Arkansas	5	—	—	—	—	—
Connecticut	5	16	5	16	4	8
Florida	56	8	48	8	48	7
Georgia	10	—	9	—	9	—
Illinois	10	—	3	—	3	—
Indiana	13	—	9	—	9	—
Kentucky	27	4	21	4	21	4
Massachusetts	6	—	6	—	5	—
Mississippi	3	—	2	—	2	—
Missouri	4	—	4	—	4	—
New Jersey	7	—	7	—	6	—
New Mexico	1	—	—	—	—	—
New York	5	7	5	7	5	7
North Carolina	1	—	—	—	—	—
Ohio	14	27	14	27	16	38
Oklahoma	5	—	—	—	—	—
Pennsylvania	21	3	6	3	6	2
South Carolina	5	—	—	—	—	—
Tennessee	35	6	22	6	23	8
Texas	6	—	—	—	—	—
Virginia	3	—	—	—	—	—
Washington	1	—	—	—	—	—
Wisconsin	6	11	6	11	—	—

Total	258	82	168	82	162	74

(1)	The 2017 columns include operating locations acquired on December 31, 2016, the first day of our 2017 fiscal year, in conjunction with the CHS JV Transaction.

During 2016, we acquired locations in New Jersey, Wisconsin, Connecticut and Kentucky, while also strategically consolidating certain locations in Ohio into larger service offices.

Visiting Nurse Services

Our VN segment provides a comprehensive range of Medicare-certified home health nursing services to patients in need of recuperative health care, typically following a period of hospitalization or care in another type of inpatient facility.  Our patients are referred to us by their physicians or upon discharge from a hospital or other type of in-patient facility.  After the CHS JV Transaction, our VN segment operates 242 Medicare-certified home health agencies and 16 hospice branches for a total of 258 locations.  This segment generated 70% of our revenues for 2016, of which approximately 95% were derived from the Medicare program.

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

Our Visiting Nurse segment operations located in Florida normally experience higher admissions during the first quarter and lower admissions during the third quarter than in the other quarters due to seasonal population fluctuations.  VN segment operations located in Florida generated approximately 26% of our revenue for 2016.

Personal Care Services

Our PC segment services are also provided in patients’ homes on an as needed hourly basis, including personal care, medication management, meal preparation, caregiver respite and homemaking.  These services (generally provided by para-professional staff such as home health aides) are generally of a custodial rather than skilled nature.  Generally, PC revenues are generated on an hourly basis.  We currently operate 82 Personal Care locations.  This segment generated 26% of our revenues for 2016, of which approximately 83% were derived from the Medicaid program.

Healthcare Innovations Segment

Our HCI business segment was created to house and separately report on our developmental activities outside our traditional home health business platform.  These activities are intended ultimately, whether directly or indirectly, to benefit our patients and payers through the enhanced provision of home health services.  HCI activities all share a common goal of improving patient experiences and quality outcomes, while lowering costs.  These include, but are not limited to: technology, information, population health management, risk-sharing, assessments, care coordination and transitions, clinical advancements, enhanced patient engagement and informed clinical decision making.  We believe these activities help us discover valuable insight and experiences that would not otherwise be gained in the routine operation of our core home health business segments.  Further, we believe these innovation activities will play an important role in collaborating with policy makers, payers, providers, and anyone who assumes financial risk for managing patient populations, to seek to reduce costs, and improve quality by providing increasingly more care for more patients in their homes than ever before.  This segment generated approximately 4% of our revenue for 2016.

As discussed further below, the HCI segment currently includes: a) Imperium Health Management, LLC ("Imperium"), an ACO enablement company, b) an investment in NavHealth, Inc. ("NavHealth"), a population-health analytics company, c) Ingenios Health Co. ("Ingenios"), a Nurse-Practitioner-oriented and mobile technology-enabled health risk assessment company primarily serving managed care organizations; and d) Long Term Solutions, Inc. ("LTS"), an in-home assessment company serving the long-term care insurance industry.

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

Imperium

Imperium's purpose is to assist independent primary care physician practices in establishing and successfully operating Accountable Care Organizations ("ACOs") first made possible by 2010's Affordable Care Act.  Through improved care management, in a coordinated effort led by primary care physicians, with nurses and home health agencies using evidence-based clinical standards, we seek to reduce avoidable hospitalizations, emergent care, and non-impactful health care services.  We seek to work together with primary care physicians to manage high-cost patients in lower-cost settings, with a goal of generating, and sharing in, savings to the Medicare program.  By linking physicians with home health care through the ACO vehicle we seek to deliver meaningful savings to the healthcare system and participate in a share of those savings under the Medicare Shared Savings Program ("MSSP") and such other similar models as may evolve in the future.

Imperium has rapidly expanded its customer base growing from 3 ACOs under contract in 2013, to 7 in 2014, 11 in 2015, 14 in 2016 and 15 in 2017.  In terms of covered Medicare beneficiaries, Imperium has grown from 23,000 in 2013, to 45,000 in 2014 and 85,000 in 2015, 124,000 in 2016 and now has 142,000 in 2017.  While we intend to work together toward the development of additional ACO relationships in markets in which Almost Family also provides home health services, Imperium also currently has, and will continue to seek, ACO customers in other service territories.  We own 72% of Imperium and consolidate its result in our financial statements.  We report a provision for noncontrolling interests (“NCI”) to reflect the income or losses attributable to the 28% interest that we do not own.

CMS announced the first year financial reconciliation and quality performance results for ACOs in September of 2014, in which, fifty-three ACOs generated shared savings during their first performance year ended December 31, 2013.  ACOs that generated savings earned a performance payment, if they met the quality standard.  CMS announced the third year results in August of 2016.  Imperium serviced ACOs have received an MSSP payments in the first, second, and third CMS results.  Imperium received its share of $4.3 million in 2016 for 2015 services, $1.4 million in 2015 for 2014 services and $1.6 million in 2014 for 2013 services.  There can be no assurance that future payments will be made by CMS, the structure of MSSP payments will remain as currently deployed, or that an MSSP payment will be received in 2017 related to our 2016 services or any future period.

Long Term Solutions

On January 5, 2016, we acquired Long Term Solutions, Inc.  See "Acquisitions" for additional information.  LTS performs in-home nursing assessments for the long-term care insurance industry. LTS also provides a suite of planning and support services to insurance companies, employers and direct to individuals and families throughout the United States. LTS, through its network of thousands of assessment service partners provides assessments in all 50 U.S. states and a number of foreign countries. LTS estimates that the majority of its assessments result in the patient ultimately receiving home health, assisted living or skilled nursing care in accordance with their long-term care insurance benefits.

The American Association for Long-Term Care Insurance ("AALTCI") estimates that the industry paid over $7.5 billion in claims covering 273,000 beneficiaries across the US in its most recently studied year and that over two-thirds of all newly-opened long term care insurance claims paid for care in the home or in an assisted living community setting.  The AALTCI also reported total benefit payments increased by 13 percent and the number of long term care insurance policyholders on claim grew 3.4 percent.  According to the National Association of Insurance Commissioners ("NAIC") the top 100 plans in the US cover 7.2 million lives.

Ingenios Health Co.

Ingenios is a provider of technology enabled in-home clinical assessments for Medicare Advantage, Managed Medicaid and Commercial Exchange lives in four states and Washington, D.C.  We believe new health assessment capabilities provide the key element in the evolution of improved care planning and delivery as healthcare delivery and reimbursement models evolve.

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

The following table sets forth our revenues from operations derived from each major payor class during the indicated periods (by percentage of net revenues) for the following years:

Payor Group	2016	2015	2014
Medicare	68.2%	71.4%	72.4%
Medicaid and Other Government Programs	23.2%	22.5%	19.6%
Insurance and private pay	8.6%	6.1%	8.0%

Medicare revenues are earned in our VN segment, where they account for 95% of segment revenues.  Historical changes in payment sources are primarily a result of changes in the types of customers we attract.

See “Government Regulation” and “Risk Factors.”  We will monitor the effects of such items and may consider modifications to our expansion and development strategy when and if necessary.

Acquisitions

The Company has completed several acquisitions over the past few years and will continue to seek to acquire other quality providers of Medicare-certified home health and/or personal care services, along with making investments in healthcare innovators through our Healthcare Innovations segment.

Factors which may affect future acquisition decisions include, but are not limited to, the quality and potential profitability of the business under consideration, and our profitability and ability to finance the transaction.

2017 Acquisition

On December 31, 2016, the first day after our 2016 fiscal year end, we acquired an 80% controlling interest in the entity holding the home health and hospice assets of Community Health Systems, Inc. (NYSE: CYH) (referred to herein as “CHS Home Health”).  CHS Home Health, a provider of skilled home health and hospice services, currently operates 74 home health and 15 hospice branch locations in 22 states.  With the completion of this transaction, Almost Family now operates 340 branches across 26 states.  The purchase price of $128 million was funded through borrowings on the Company's revolving credit facility.

2016 Acquisitions

During the third quarter, one of our HCI subsidiaries redeemed certain outstanding shares increasing our ownership percentage to 72.04% from 61.50%.

On June 18, 2016, we acquired certain home health agency assets primarily in Wisconsin, but also in Connecticut and Kentucky (collectively, the Wisconsin acquisition) for a purchase price of $6.1 million, funded through borrowings on the Company’s bank credit facility.  The post-acquisition operating results of these agencies are primarily reported in our PC segment.

On January 5, 2016, we acquired 100% of the equity of LTS for a purchase price of $37 million, funded through borrowings on the Company's bank credit facility, seller notes and issuance of the Company's common stock.  LTS's post acquisition operating results are reported in our HCI segment.

On January 5, 2016, we purchased the assets of a Medicare-certified home health agency owned by Bayonne Visiting Nurse Association (“Bayonne”) located in New Jersey.  Bayonne’s post acquisition operating results are reported in our VN segment.

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

On July 22, 2015, we acquired 100% of the equity of Ingenios for approximately $11.4 million of the Company’s common stock plus $2 million in cash.  Ingenios is a leading provider of technology enabled in-home clinical assessments for Medicare Advantage, Managed Medicaid and Commercial Exchange lives in four states and Washington, D.C.  The post acquisition operating results of Ingenios are reported in our HCI segment.

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

On January 29, 2015, we acquired a noncontrolling interest in a development stage analytics and software company, NavHealth.  The investment is an asset of our Healthcare Innovations segment.

Competition, Marketing and Customers

The visiting nurse industry is highly competitive and fragmented.  Competitors include larger publicly held companies such as Amedisys, Inc. (NasdaqGS: AMED), Kindred Healthcare, Inc. (NYSE: KND), and LHC Group, Inc. (NasdaqGS: LHCG), and numerous privately held multi-site home care companies, privately held single-site agencies and a significant number of hospital-based agencies. Competition for customers at the local market level is very fragmented and market specific.  Generally, each local market has its own competitive profile and no one competitor has significant market share across all our markets.  To the best of our knowledge, no individual provider has more than 7% share of the national Medicare home health market.

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

Our HCI segment competes in new industries, some of which were created by the Patient Protection and Affordable Care Act (the “ACA”), signed into law in March 2010.  In certain cases, we operate in relatively new and unproven markets which include new competitors that are identified regularly and which range in size from start-up companies to larger publicly held companies like Universal American Corp. (NYSE: UAM).  We market our services directly to our customers.

Government Regulation

Medicare Home Health Program

Payment Methodology

As shown in “Compensation for Home Health Services” above, approximately 68% of our 2016 consolidated net service revenues were derived from the Medicare Home Health Program.  Medicare reimburses home health care providers under the Prospective Payment System (“PPS”), which pays a fixed, predetermined rate for services and supplies under an episode of care.  An episode of home health care spans a 60-day period, starting with the first day a billable visit is furnished to a Medicare beneficiary and ending 60 days later.  If a patient is still in treatment on the 60th day, a new episode begins on the 61st day, commonly referred to as a recertification episode, regardless of whether a billable visit is rendered on that day and ends 60 days later.

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

		Base Episode Payment Rate
	Base Episode	Adjusted for Case-mix
Period	Payment Rate (1)	Recalibrations (2)
January 1, 2017 through December 31, 2017	$2,990	$2,990
January 1, 2016 through December 31, 2016	2,965	3,028
January 1, 2015 through December 31, 2015	2,961	3,081
January 1, 2014 through December 31, 2014	2,869	3,094

(1)	Reflects the payment rates as published by the Medicare Program.
(2)

Presents the payment rates on a consistent basis as if the case-mix recalibrations had been in effect for all periods presented.  As applicable, adjusted payment rates for each of the years 2014-2016 were calculated by multiplying the actual Base Episode Payment by 1.0366 (2015 Final Rule), then by 1.0187 (2016 Final Rule) and then by 1.0214 (2017 Final Rule).

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

2017 CMS Related Updates

On October 31, 2016, CMS issued its CY2017 Home Health Prospective Payment System Rate Update, which includes a 0.7% rate cut consisting of a 2.8% market basket update minus a 0.3% productivity adjustment, a 2.3% rebasing cut, and a 0.97% case mix adjustment.  Based on our initial analysis of the 2017 rule, we estimate it will reduce our Medicare reimbursement rates for 2017 in the range of 1% to 2%.  The impact of recalibration of the case-mix model on the Company results in 2017 will depend upon the Company’s actual patient mix in that period.  Investors are encouraged to read the rule in its entirety at https://www.federalregister.gov/documents/2016/11/03/2016-26290/medicare-and-medicaid-programs-cy-2017-home-health-prospective-payment-system-rate-update-home.

On June 8, 2016, CMS announced the “Pre-Claim Review Demonstration of Home Health Services” which seeks to demonstrate that a review of selected documentation prior to payment of claims can decrease “improper payments because of insufficient documentation”.  According to the CMS announcement, the pre-claim review demonstration will help educate Home Health Agencies (“HHA”) on what documentation is required and encourage them to submit the correct documentation, while still allowing the HHA to begin providing services and receive initial payments prior to the pre-claim review decision.  The pre-claim review demonstration began in Illinois in 2016, Florida is expected to begin April 1, 2017 and Texas, Michigan and Massachusetts will phase in over 2017.  The Company is currently unable to predict what impact, if any, this demonstration program may have on its result of operations or financial position.

In January of 2017, CMS released a final rule revising the conditions of participation (“CoPs”) for home health agencies to participate in the Medicare and Medicaid programs.  The rule is effective July 13, 2017 and focuses on, among other things, care delivered to patients, an interdisciplinary view of patient care, greater flexibility in meeting quality of care standards and the elimination of certain unneeded procedural burdens on providers.  We are currently unable to predict what impact, if any, this new rule may have on our result of operations or financial position.

Potential Future Developments in Medicare Home Health

While there have been many changes enacted over the past several years, the Congress and/or CMS may take future actions which could have an adverse impact on our business, including possible:

•	Extension of the rebasing period to a period longer than the currently legislated 2014-2017 four-year phase in;
•	Changes in cost sharing between the Medicare program (“Program”) and beneficiaries (i.e., co-pays);
•

Removal of or changes to codes in the case-mix system or recalibration of the case-mix system including further case-mix creep coding adjustments, all of which could result in changes to rates under the national standardized 60-day episodic payment;

•	Post-acute care bundling;
•	Removal or reductions to established statutory reductions to the annual inflationary rate adjustments we would have otherwise received;
•	“Productivity” payment reductions to reimbursement rates we would have otherwise received;
•	Changes that put providers “at risk” for patient outcomes;
•	Addition of new pre-authorization requirements for home health services;
•

Implementation and/or expansion of Value-based pricing programs could result in reduction of reimbursement rates we would otherwise receive or could impact our reimbursement in ways we do not currently anticipate, and

•	Other types of changes of which we may not currently be aware.

We are unable to predict when or whether any of these types of changes may be enacted or what impact, if any, they may have on our business.

Medicaid Reimbursement

As shown in “Compensation for Home Health Services” above, approximately 23% of our 2016 consolidated net service revenues were derived from state Medicaid and Other Government Programs, with approximately 9.6%, 5.0%, 4.0%, 2.3% and 1.0% generated from Medicaid reimbursement programs in the states of Ohio, Connecticut, New York, Tennessee and Kentucky, respectively.  Net service revenues under such state programs are derived from services provided under a per visit, per hour or unit basis (as opposed to episodic).  Revenues are calculated and recorded using payor-specific or patient-specific fee schedules based on the contracted rates.

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

Medicare and Medicaid Reimbursement Summary

The health care industry has experienced, and is expected to continue to experience, extensive and dynamic periods of change.  In addition to economic forces and regulatory influences, continuing political debate subjects the health care industry to significant reform.  Health care reforms have been enacted as discussed elsewhere in this document and proposals for additional changes are continuously formulated by departments of the Federal government, Congress, and state legislatures.  Such governmental payors provide for approximately 91% of our consolidated net service revenues, including Medicare Advantage plans run by private insurers which are also dependent on federal funding.

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

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against us by various claimants.  The claims are in various stages of processing and some may ultimately be brought to trial.  We are aware of incidents that have occurred through December 30, 2016, that may result in the assertion of additional claims.  We currently carry professional and general liability insurance coverage (on a claims made basis) for this exposure with no deductible.

We also carry D&O coverage for potential claims against our directors and officers, including securities actions, with deductibles ranging from $175,000 to $500,000 per claim.

Total premiums, excluding estimated exposure to claims and deductibles, for all our non-health insurance programs were approximately $2.2 million for the contract year ended May 31, 2016.

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

Employees and Labor Relations

As of December 30, 2016, we had approximately 15,500 employees.  None of our employees are represented by a labor organization.  We believe our relationship with our employees is satisfactory.

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

Risks Related to the CHS JV Transaction

We may fail to realize the benefits anticipated as a result of the CHS JV Transaction.

There are a number of risks and uncertainties relating to the CHS JV Transaction, including:

•

the possibility that we will fail to implement our business plans for the integration and expansion of the CHS Home Health operations, including as a result of new legislation or regulation in the healthcare industry affecting the timing or costs associated with the home health and hospice operations;

•

the possibility that we may have failed to discover liabilities of CHS Home Health during our due diligence investigation as part of the CHS JV Transaction which could decrease the value of our investment in CHS Home Health;

•	the possibility of loss of relationships between CHS and CHS Home Health as a result of CHS owning a minority JV interest rather than the entirety of CHS Home Health
•	the increased scope and complexity of our operations;
•	the possibility of unanticipated delays, costs or inefficiencies associated with the integration of the CHS Home Health operations with our operations;
•	other unidentified or unforeseeable liabilities and costs; and
•	the diversion of management's attention from our existing operations.

If these risks or other unanticipated liabilities were to materialize, any desired benefits of the CHS JV Transaction may not be fully realized, if at all, and our future financial performance and results of operations could be negatively impacted. We cannot assure you that we will realize value from the CHS JV Transaction that equals or exceeds the consideration paid.

We have incurred transaction related costs, and will continue to incur substantial transition-related costs in connection with the CHS JV Transaction.

We have incurred a number of non-recurring transaction-related costs in initiating and completing the CHS JV Transaction, and expect to continue to incur costs related to integrating the operations of CHS Home Health and achieving desired synergies.  These fees and costs have been, and will continue to be, substantial.  Non-recurring transaction costs include, but are not limited to, fees paid to legal and accounting advisors, filing fees and printing costs.  Additional unanticipated costs may be incurred in the integration and transition process.  These costs may be higher than expected and could have a material adverse effect on our business, financial condition, results of operations, and stock price.

The integration of CHS JV Transaction could impact or cause disruptions in our and CHS Home Health’s operations that could have an adverse effect on our business, financial condition or results of operations.

The integration of CHS Home Health into our business could impact or cause disruptions in our and CHS Home Health’s businesses, including:

•

our and CHS Home Health’s current and prospective customers and suppliers may experience uncertainty associated with the CHS JV Transaction, including with respect to current or future business relationships with us, CHS Home Health or the combined business and may attempt to negotiate changes in existing business;

•	our and CHS Home Health’s employees may experience uncertainty about their future roles with us, which may adversely affect our and CHS Home Health’s ability to retain and hire key employees;
•	the CHS JV Transaction may give rise to potential liabilities; and
•

the attention of our management and that of CHS Home Health may be directed toward the integration of CHS Home Health into our operations and other transaction-related considerations and may be diverted from the day-to-day business operations of the respective companies.

In connection with the CHS JV Transaction, we could also encounter additional integration-related costs or other factors such as the failure to realize all of the benefits anticipated in the CHS JV Transaction, as described in more detail above.

The CHS JV Transaction may expose us to unknown or contingent liabilities for which we have no indemnification rights, or we may be subject to liabilities substantially in excess of amounts covered through any indemnification rights, or experience difficulty enforcing such indemnification rights.

We have indemnification rights with respect to breaches of representations and warranties, breaches of covenants and the failure of CHS to satisfy any liabilities that are excluded.  Governmental agencies and other third parties bringing claims against CHS with respect to such matters, including claims brought against CHS pursuant to Medicare and Medicaid regulations or under the False Claims Act, may seek to impose liability on the Company despite the fact that we did not assume such liabilities from CHS.  Claims relating to such matters may exceed the limit on our indemnification rights. CHS Home Health may also have other unknown liabilities which we will be responsible for.  If we are held responsible for liabilities not covered by indemnification rights or substantially in excess of amounts covered through any indemnification rights, or if we experience difficulty enforcing such indemnification rights, we could suffer severe consequences that would substantially reduce our revenues, earnings and cash flows.  Furthermore, the indemnity does not cover loss of our future revenue or income or loss of business reputation or opportunity that may arise as a consequence of the indemnified liabilities.  The indemnified liabilities may, therefore, result in reputational damage to our business that could adversely affect our financial condition.

Failure to retain key employees of CHS Home Health, and the loss of key personnel or the transition of key personnel, could diminish the benefits of the CHS JV Transaction.

The successful integration of CHS Home Health will depend in part on the retention of key personnel from CHS Home Health, including senior management, and the continued contributions of our senior management. There can be no assurances that we will be able to retain CHS Home Health’s key personnel. Although we intend to make this transition as smooth as possible, leadership change may result in disruptions to our business or operations or otherwise limit the ability of our management team to effectively execute on our business plan, which could have an adverse effect on our business, financial condition, results of operations, and stock price.

In addition, no assurance can be given that after the CHS JV Transaction we will be able to attract or retain key management personnel and other key employees to the same extent that we have been previously able to attract or retain employees.

Risks Related to Our Industry

The new administration of President Trump, recent changes in members and leadership of the US Congress and related changes in leadership and key individuals in Federal regulatory agencies could have a material adverse impact on our results of operations or financial condition in ways not currently anticipated by us.

Future actions by the new Trump Administration and the U.S. Congress including, but not limited to, repeal or replacement of the Affordable Care Act (ACA, see below) could have a material adverse impact on our results of operations or financial condition.  Additionally, all or a portion of the ACA and related subsequent legislation may be modified, repealed or otherwise invalidated through judicial challenge.  Our Imperium subsidiary, an ACO-enablement company, generates substantially all its revenues from the Medicare Shared Savings Program which was enacted with the ACA, and any legislative and regulatory changes could adversely affect its operations. We can provide you with no assurance that the ultimate outcome of the ACA, health care reform efforts and/or the federal budget and resulting Medicare reimbursement rates will not have a material adverse effect on our liquidity, our results of operation, the realizability of the carrying amounts of our intangible assets, including goodwill, or our financial condition.  Further, we are unable to predict what effect, if any, such material adverse effect, if it were to occur, might have on our ability to continue to comply with the financial covenants of our revolving credit facility and our ability to continue to access debt capital through that facility.

Complying with health care reform legislation and the implementing regulations and programmatic guidelines could have a material adverse impact on our results of operations or financial condition in ways not currently anticipated by us.

The health care industry has experienced, and is expected to continue to experience, extensive and dynamic periods of change.  In addition to economic forces and regulatory influences, continuing political debate subjects the health care industry to significant reform.  Very often, sweeping new legislation is followed by subsequent legislation to address previously unanticipated consequences, or to further define provisions that were too vague to implement based on the language of the original legislation and by legal actions to challenge its constitutionality.  In our view, it is reasonable to expect this to occur over the next few years.  The Patient Protection and Affordable Care Act (the “ACA”), signed into law in March 2010, has adversely impacted our business and it is reasonable to expect this law and future health care reform law to have an impact on our business in the future.  As a result of the broad scope of the ACA and related legislation, the significant changes it will effect in the healthcare industry and society generally, and the complexity of the technical issues it addresses, we are unable to predict, at this time, all the ramifications the ACA, its implementing regulations and future health care reform legislation may have on our business as a health care provider or a sponsor of an employee health insurance benefit plan.  The ACA, its implementing regulations and programmatic guidelines and future health care reform legislation could have a material adverse impact on our results of operations or financial condition in ways not currently anticipated by us.

Additionally, we may be unable to take actions to mitigate any or all of the negative implications of the ACA, its implementing regulations or programmatic guidelines and future health care regulation which may result in unfavorable earnings, losses, or impairment charges.

The current status of Federal and State budgets may have a material adverse effect on our future results of operations and financial condition, as well as our ability to access credit and capital.

There can be no assurance that Federal and State governments will be able to operate balanced budgets.  While the ultimate outcome of these events cannot be predicted, they may have a material adverse effect on the Company.  Historic economic conditions, stimulus efforts by the Federal government and costly new programs created by the ACA have placed significant strain on Federal and state budgets, many of which are in a deficit position.  Efforts to reduce spending at the Federal and/or state levels may result in reductions in reimbursement by Medicare, Medicaid and other third-party payors along with tax increases, which may in turn result in decreased revenue growth and a decrease in our profitability.  Our contractors and suppliers may also be negatively impacted by these conditions and our ability to provide patient care at a lower cost may diminish and reduce our profitability.  Future disruptions in the credit and capital markets, if any, may restrict our access to capital.  As a result, our ability to incur additional indebtedness to fund acquisitions and operations may be constrained.  If the Federal and State budgets’ conditions deteriorate or do not improve, our results of operations or financial condition could be materially and adversely affected.

Our profitability depends principally on the level of government-mandated payment rates.  Reductions in rates, or rate increases that do not cover cost increases, may adversely affect our business.

We generally receive fixed payments from Medicare and Medicaid for our services based on the level of care that we provide patients.  Consequently, our profitability largely depends upon our ability to manage the cost of providing services.  Although current Medicare legislation provides for an annual adjustment of the payment rates based on the increase or decrease of the medical care expenditure category of the Consumer Price Index, these Medicare payment rate increases may be less than actual inflation or could be eliminated or reduced in any given year.  Since April 1, 2013, Medicare reimbursement has been reduced an additional 2% through sequestration as mandated by Federal legislation. Consequently, if our cost of providing services, which consists primarily of labor costs, is greater than the respective Medicare or Medicaid payment rate, our profitability would be negatively impacted.  Based on our analysis of Medicare’s final regulations for the home health prospective payment system, we expect our Medicare reimbursement rates for home health services provided in 2017 to be between 1% and 2% lower than in 2016.

Any changes to the laws and regulations governing our business, or the interpretation and enforcement of those laws or regulations, could cause us to modify our operations and could negatively impact our operating results.

The Federal government and the states in which we operate regulate our industry extensively, including payment, coding and billing for services; financial relationships with physicians and referral sources; certification of agencies; licensure and certificates of need; and maintenance and protection of patient health information.  The laws and regulations governing our operations, along with the terms of participation in various government programs, regulate how we do business, the services we offer, and our interactions with patients and the public.  These laws and regulations, and their interpretations, are subject to frequent change.  Changes in existing laws and regulations, or their interpretations, or the enactment of new laws or regulations could reduce our profitability by:

•	increasing our liability;
•	increasing our administrative and other costs;
•	increasing or decreasing mandated services;
•	forcing us to restructure our relationships with referral sources, providers or joint venture partners; or
•	requiring us to implement additional or different programs and systems.

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

We have been, and could become, the subject of governmental investigations, claims and litigation that could have a material adverse effect on our financial position, results of operation and liquidity.

Over the years, we have been the subject of civil investigations, and qui tam or “whistleblower” suits relating to our Medicare-reimbursed operations. We may become, or unknown to us may already be, the subject of investigations, qui tams, or lawsuits that could have a material adverse effect on our financial position, results of operation and liquidity.

Governmental agencies and their agents, such as the Medicare Administrative Contractors (“MACs”), fiscal intermediaries and carriers, as well as the US Office of Inspector General (“OIG”), CMS and state Medicaid programs, conduct audits, reviews and investigations of our health care operations.  These include audits conducted through recovery audit contractor programs and zone program integrity contractor programs, in which third party firms engaged by CMS conduct extensive reviews of claims data and records to identify potential improper payments under the Medicare program.  In addition, in 2016 CMS initiated the Pre-Claim Review Demonstration for Home Health Services, which requires home health agencies in certain states to submit a request for pre-claim review for each episode of care, along with documentation that supports the medical necessity of the care.  This Demonstration will expand to Florida for home health services that begin on or after April 1, 2017.  In recent years, federal and state civil and criminal enforcement agencies have heighted and coordinated their oversight efforts related to the healthcare industry, including with respect to referral practices, cost reporting, billing practices, joint ventures and other financial relationships among health care providers.  Depending on the nature of the conduct found in such audits, reviews and investigation and whether the underlying conduct could be considered systemic, the resolution of these matters could have a material adverse effect on our financial position, results of operation and liquidity.

For example, home health providers, including the Company, have received pre-pay Additional Development Requests (“ADR”) in addition to Recovery Audit Contractor audits (“RAC”) from the Palmetto Government Benefits Administration (“PGBA”) as a result of additional CMS funding allocations to MACs to conduct pre-payment reviews.  ADR and RAC audits are both general and focused in nature.  The PGBA acts as one of our four fiscal intermediaries, but processes the majority of our claims.  We would expect ADR and RAC audits to continue in the future.  If such ADR or RAC audits result in reimbursement adjustments, we may suffer reduced profitability.  Further, our appeal rights related to such audits may lead to cash flow delays due to significant backlog at the Administrative Law Judge level.

If we are unable to maintain relationships with existing patient referral sources, including but not limited to the hospitals of CHS, or to establish new referral sources, our growth and profitability could be adversely affected.

Our success depends significantly on referrals from physicians, hospitals, case managers and other patient referral sources in the communities that our home care agencies serve, as well as on our ability to maintain good relationships with these referral sources.  Our referral sources are not contractually obligated to refer home care patients to us and may refer their patients to other providers.  Our growth and profitability depend on our ability to establish and maintain close working relationships with these patient referral sources and to increase awareness and acceptance of the benefits of home care by our referral sources and their patients.  We cannot assure you that we will be able to maintain our existing referral source relationships or that we will be able to develop and maintain new relationships in existing or new markets.  Our loss of, or failure to maintain, existing relationships or our failure to develop new relationships could adversely affect our ability to expand our operations and operate profitably.  As described further below, our relationships with referral sources are heavily regulated and failure to comply with applicable regulations could have a material adverse effect on our financial position or results of operation.

We are subject to federal and state laws that govern our operations and financial relationships with physicians, hospitals and other healthcare providers and entities, potential or current referral sources, including specifically the hospitals of CHS.

Our operations are subject to extensive federal, state and local government laws and regulations, all of which are subject to change, including those relating to billing practices, healthcare fraud and abuse, and financial relationships with physicians, hospitals and other healthcare providers and entities. These government laws and regulations currently include, among others, the federal Anti-Kickback Statute, the Physician Self-Referral Law, also known as the Stark Law, the federal False Claims Act (“FCA”), the Civil Monetary Penalties Law, and similar state laws. Significant areas of regulations include:

•

the federal Anti-Kickback Statute, which prohibits persons from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, in cash or in kind, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any goods or service for which payment may be made under governmental payor programs such as Medicare and Medicaid;

•

the federal Stark Law, which place restrictions on physicians who refer patients to entities in which they have a financial relationship, and also prohibits the submission of any claim by such entities for reimbursement for designated health services furnished pursuant to a prohibited referral;

•

the federal FCA, which prohibits individuals or entities from knowingly presenting to, or causing to be presented to, the federal government, claims for payment that are false or fraudulent and allows a private individual to bring actions on behalf of the federal government alleging that the defendant has defrauded the federal government by submitting a false claim to the federal government and permits such individuals to share in any amounts paid by the entity to the government in fines or settlement;

•

the federal Civil Monetary Penalty Law, which prohibits providers from various forms of improper billing and from offering remuneration or other inducements to beneficiaries of federal health care programs to influence the beneficiaries’ decisions to seek specific governmentally reimbursable items or services or to choose particular providers; and

•

in addition to the federal laws, some of the states in which we operate have enacted laws prohibiting certain business relationships between physicians and other providers of healthcare services and enacted similar state anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers.

We currently have contractual relationships with current and potential referral sources, including certain physicians who provide medical director and consulting services to our Company and joint ventures with hospitals.  Many of these physicians and hospitals are current or potential referral sources. Although we believe our arrangements currently comply with state and federal anti-kickback and Stark laws, we cannot assure you that courts or regulatory agencies will not interpret these laws in ways that will implicate our arrangements.  Violations of any existing or future laws and regulations could lead to fines, civil or criminal penalties, or sanctions, including under the False Claims Act, the termination of our rights to participate in federal and state-sponsored programs that may have a material adverse effect on our operations.

If our joint ventures, particularly our relationship with CHS violate the law, our business could be adversely affected.

The structures and operations of our joint ventures and our arrangements with hospitals, including CHS, and physicians are required to comply with government laws and regulations, including federal and state anti-kickback and referral laws.  While we have structured our joint ventures to comply with many of the criteria for safe harbor protection under the Federal Anti-Kickback Statute, our investments in these joint venture arrangements may not satisfy all elements of the safe harbor requirements.  If any of our joint ventures were found to be in violation of federal or state anti-kickback or referral laws, we could be required to restructure or terminate them.  We also could be required to repay damages to Medicare and Medicaid based on the amounts we have received pursuant to any prohibited referrals, and we could suffer civil or criminal fines and penalties, including the loss of our licenses to operate and our ability to participate in federal and state health care programs.  The imposition of any of these penalties could have a material adverse effect on our business, financial condition and results of operations.

If any of our agencies fail to comply with the conditions of participation in the Medicare program, that agency could be terminated from the Medicare program, which would adversely affect our net service revenue and profitability.

Each of our home care and hospice agencies must comply with the extensive conditions of participation in the Medicare program. If any of our agencies fail to meet any of the Medicare conditions of participation, that agency may receive a notice of deficiency from the applicable state surveyor.  If that agency then fails to institute a plan of correction to correct the deficiency within the correction period provided by the state surveyor, that agency could be terminated from the Medicare program.  Additionally, failure to comply with the conditions of participation related to enrollment could result in a deactivation or revocation of billing privileges.  To the extent that billing privileges are revoked, there is a mandated one to three-year bar to re-enrollment.  The failure to pass a site verification visit, for example, could result in a revocation of billing privileges with a mandated two-year bar to re-enrollment.  Although the revocation would only immediately affect the particular enrollment subject to the revocation, the Centers for Medicare and Medicaid Services (“CMS”) has indicated that following a revocation it will review the enrollment files for providers under common ownership or control to determine if a similar sanction is warranted for any of the other related providers. Similarly, we could face liability under the False Claims Act if we submit claims to Medicare or Medicaid while not in compliance with certain conditions of participation that would cause the government to refuse payment.   Any termination of one or more of our home care agencies from the Medicare program for failure to satisfy the program’s conditions of participation, including proposed and future amendments could adversely affect our net service revenue and profitability.

We may be subject to substantial malpractice or other similar claims.

The services we offer involve an inherent risk of professional liability and related substantial damage awards.  On any given day, we have thousands of nurses, therapists and other direct care personnel driving to and from patients’ homes where they deliver medical and other care.  Due to the nature of our business, we and the caregivers who provide services on our behalf may be the subject of medical malpractice claims.  These caregivers could be considered our agents, and, as a result, we could be held liable for their medical negligence.  We are also subject to claims against us for negligence and intentional misconduct and violations of applicable law, and claims alleging personal injury, assault, abuse, wrongful death, and other charges.  Regulatory agencies may initiate administrative proceedings alleging that our services, employees or agents violate applicable laws and seek to impose monetary penalties on us or ask for recoupment of amounts paid.  We could be required to incur significant costs to respond to regulatory investigations or defend against lawsuits and, if we do not prevail, we could be required to pay substantial amounts of money in damages, settlement amounts or penalties arising from these legal proceedings.  We cannot predict the effect that any claims of this nature, regardless of their ultimate outcome, could have on our business, reputation, or on our ability to attract and retain patients and employees.  We maintain malpractice and various other liability insurance or re-insurance policies and are responsible for deductibles and, as applicable, amounts in excess of the limits of our coverage.  Although we contract with highly rated carriers, we cannot guarantee collection of amounts expected to be recovered under various insurance or reinsurance policies.

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

On June 8, 2016, CMS announced the “Pre-Claim Review Demonstration of Home Health Services” which seeks to demonstrate that a review of selected documentation prior to payment of claims can decrease “improper payments because of insufficient documentation.”  According to the CMS announcement, the pre-claim review demonstration will help educate Home Health Agencies (HHA) on what documentation is required and encourage them to submit the correct documentation, while still allowing the HHA to begin providing services and receive initial payments prior to the pre-claim review decision.  The pre-claim review demonstration began in Illinois in late 2016, Florida is expected to begin April 1, 2017 and Texas, Michigan and Massachusetts will phase in over 2017.  The Company is currently unable to predict what impact, if any, this demonstration program may have on its result of operations or financial position.

The home health care and hospice industry is highly competitive.

Our agencies compete with local and regional home health care and hospice companies, hospitals, nursing homes, and other businesses that provide home nursing services, some of which are large established companies that have significantly greater resources than we do.  Our primary competition comes from local companies in each of our markets, and these privately-owned or hospital-owned health care providers vary by region and market.  We compete based on the availability of personnel; the quality, expertise, and value of our services; and in select instances, on the price of our services.  Increased competition in the future from existing competitors or new entrants may limit our ability to maintain or increase our market share.  We cannot assure you that we will be able to compete successfully against current or future competitors or that competitive pressures will not have a material adverse impact on our business, financial condition, or results of operations.

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

Portions of our Healthcare Innovations segment compete in relatively new and developing markets, face larger more well-capitalized competitors and rely on small numbers of relatively large customers.

Portions of our Healthcare Innovations segment compete in new and developing markets with new competitors or solutions developed and introduced to the market regularly.  Such new products may capture market share more quickly or may have access to more capital than the capital we have allocated for such projects.  Our efforts to bring new solutions to the market may prove unsuccessful, may prove to be unprofitable or may prove to be costlier to bring to market than anticipated.  Our investments in these activities are highly speculative in nature and subject to loss.  Specifically, our Ingenios assessment subsidiary competes with larger, better capitalized competitors and our LTS assessment subsidiary is particularly reliant on a small number of large customers, the loss of which could significantly and adversely impact its results.

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

For the years ended December 30, 2016, January 1, 2016 and December 31, 2014, we received 68%, 71% and 72%, respectively, of our revenue from Medicare.  Reductions in Medicare reimbursement have historically and may continue to adversely impact our profitability. Such reductions in payments to us could be caused by:

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

Approximately 23%, 22% and 20% of our 2016, 2015 and 2014 revenues, respectively, were derived from state Medicaid and other government programs, many of which currently face significant budget issues. Further, the acquisitions completed by us in 2016, 2015 and 2013 increased our dependence on Medicaid reimbursement. Our largest Medicaid reimbursement is concentrated in the states of Ohio, Connecticut, New York, Tennessee and Kentucky.  See Part II, Item 8, Note 1, “Summary of Significant Accounting Policies,” elsewhere in this Form 10-K for further details.

The financial condition of the Medicaid programs in each of the states in which we operate is cyclical and many may be expected from time to time to take actions or evaluate taking actions to control the rate of growth of Medicaid expenditures. Among these actions are the following:

•	redefining eligibility standards for Medicaid coverage,
•	redefining coverage criteria for home and community based care services,
•	slowing payments to providers by increasing the minimum time in which payments are made,
•	limiting reimbursement rate increases,
•	increasing utilization of self-directed care alternatives,
•	shifting beneficiaries from traditional coverage to Medicaid managed care providers, and
•	changing regulations under which providers must operate.

States may be expected to address these issues because the number of Medicaid beneficiaries and their related expenditures are growing at a faster rate than the government’s revenue. Medicaid is consuming a greater percentage of states’ budgets.  This issue is exacerbated when revenues slow in a slowing economy.  It is possible that the actions taken by the federal government or state Medicaid programs in the future could have a significant unfavorable impact on our results of operations, financial condition and liquidity.

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

Through our Imperium acquisition in 2013, we provide strategic health management services to ACOs that have been approved to participate in the Medicare Shared Savings Program (“MSSP”).  In addition to our ownership interests in ACOs, we also have service agreements with ACOs that provide for sharing of MSSPs received by the ACO, if any.  During 2013, we invested $5.8 million in our Imperium acquisition of which $3 million went to fund operations in pursuit of its business plan.  In 2015, we also invested $1.0 million for a noncontrolling interest in NavHealth, Inc., a development stage analytics and software company, and $13.1 million in Ingenios Health Co. a provider of in-home technology enabled in-home clinical assessments.  On January 5, 2016, we acquired Long Term Solutions, Inc. (“LTS”), a provider of in-home nursing assessments for the long-term care insurance industry for a purchase price of $37 million.  These investments are highly speculative and are at risk and we may choose to make further investments, all of which may ultimately provide no return and could lead to a total loss of our investment.

ACOs, created with the Affordable Care Act, are entities that contract with CMS to serve the Medicare fee-for-service population with the goal of better care for individuals, improved health for populations and lower costs.  ACOs share savings with CMS to the extent that the actual costs of serving assigned beneficiaries are below certain trended benchmarks of such beneficiaries and certain quality performance measures are achieved.

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

In addition, CMS, the OIG, the Internal Revenue Service, the Federal Trade Commission, US Department of Justice, and various states have adopted or are considering adopting new legislation, rules, regulations and guidance relating to formation and operation of ACOs.  Such laws may, among other things, require ACOs to become subject to financial regulation such as maintaining deposits of assets with the states in which they operate, the filing of periodic reports with the insurance department and/or department of health, or holding certain licenses or certifications in the jurisdictions in which the ACOs operate.  Failure to comply with legal or regulatory restrictions may result in CMS terminating the ACOs agreement with CMS and/or subjecting the ACO to loss of the right to engage in some or all business in a state, payments fines or penalties, or may implicate federal and state fraud and abuse laws relating to anti-trust, physician fee-sharing arrangements, anti-kickback prohibitions, prohibited referrals, any of which may adversely affect our operations and/or profitability.

We may require additional capital to pursue our acquisition strategy.

We cannot assure you that cash flows from operations combined with borrowings available under our revolving credit facility will be sufficient, nor continue to be fully available, to support our current growth strategies.  We cannot readily predict the timing, size, and success of our acquisition efforts and the associated capital commitments.  If we do not have sufficient cash resources, our growth could be limited unless we obtain additional equity or debt financing.

At some future point, we may elect to issue additional equity or debt securities in conjunction with raising capital or completing an acquisition.  We cannot assure you that such issuances will not be dilutive to existing shareholders.  Conversely, our board may approve stock repurchase programs in the future, which may use funds previously otherwise available for the pursuit of growth.  We cannot predict the effect that future sales of our common stock, or the perception that these sales may occur, or other equity-related securities would have on the market price of our common stock.

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

The Internet is a public network, and data is sent over this network from many sources.  In the past, computer viruses or software programs that disable or impair computers have been distributed and have rapidly spread over the Internet.  Computer viruses could be introduced into our systems, or those of our providers or regulators, which could disrupt our operations or make our systems inaccessible to our providers or regulators.  We may be required to expend significant capital and other resources, to implement physical, technical and administrative safeguards to protect against the threat of security breaches or to alleviate problems caused by breaches.  Our security measures may be inadequate to prevent security breaches, and our business operations would be negatively impacted by cancellation of contracts and loss of patients if security breaches are not prevented.

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

Because of the confidential health information we store and transmit, loss or theft of patient health information for any reason could expose us to a risk of regulatory action, litigation, reputation damage, possible liability and loss.

We face additional federal and state requirements in the transmission and retention and protection of health information.

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) was enacted to ensure that employees can retain and at times transfer their health insurance when they change jobs and to simplify healthcare administrative processes.  The enactment of HIPAA expanded protection of the privacy and security of personal medical data and required the adoption of standards for the exchange of electronic health information.  Among the standards that the Secretary of the U.S. Department of Health and Human Services has adopted pursuant to HIPAA are standards for electronic transactions and code sets, unique identifiers for providers, employers, health plans and individuals, security and electronic signatures, privacy and enforcement. We are subject to HIPAA as a covered entity.

HIPAA was amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH Act”), which set forth health information security breach notification requirements.  The HITECH Act requires patient notification for all breaches related to Protected Health Information, media notification of breaches of over 500 patients and at least annual reporting of all breaches to the Secretary of HHS.  The HITECH Act, as amended by the Federal Civil Penalties Inflation Adjustment Improvements Act of 2015, provides for sanctions for violations of HIPAA and HITECH of up to $1,650,300 per year for each violation. A single breach incident can result in violation of multiple standards, resulting in maximum possible penalties in excess of $1,650,300. HIPAA mandates that the Secretary of HHS conduct periodic compliance audits, which could result in penalties if we become subject to an audit and are found not to be in compliance with our obligations.  Failure to comply with HIPAA, HITECH, and state privacy and security laws could result in fines and penalties or civil liability that could have a material adverse effect on us.

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

In operating our business, we depend on the proper functioning and availability of our information systems, some of which are provided and/or hosted by outside software providers.  These information systems and applications require continual maintenance, upgrading, and enhancement to meet our operational needs.  If our providers are unable to maintain or expand our information systems properly, we could suffer from operational disruptions and an increase in administrative expenses, among other things.  The regulatory environment related to information security and privacy is evolving and increasingly demanding.  Furthermore, we also rely on cloud computing and other similar hosted technologies that result in third parties holding significant amounts of customer or employee information on our behalf.  If our security and information systems, or those of outsourced third party providers, we use to store or process such information are compromised or if we, or such third parties, otherwise fail to comply with applicable laws and regulations, we could face litigation and the imposition of penalties that could adversely affect our financial performance.  Our reputation as a brand or as an employer could also be adversely affected from security breaches or regulatory violations, which could impair our sales or ability to attract and keep qualified employees.

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

Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation.  It is common for issues to arise related to: (1) medical coding, particularly with respect to Medicare, (2) patient eligibility, particularly related to Medicaid, and (3) other reasons unrelated to credit risk, all of which may result in adjustments to recorded revenue amounts.  Management continuously evaluates the potential for revenue adjustments and when appropriate provides allowances for losses based upon the best available information.  There is at least a reasonable possibility that recorded estimates could change by material amounts in the near term.

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

At December 30, 2016, outstanding shares of our common stock totaled 10,387,005.  On January 25, 2017, we sold 3,450,000 additional shares.  In 2013, we established the 2013 Stock and Incentive Compensation Plan for the benefit of employees and directors providing for the issuance of up to 700,000 shares of common stock.  As of December 30, 2016, shares of our common stock remained reserved for issuance pursuant to our incentive compensation plans totaled 213,565 and shares of our common stock reserved for issuance pursuant to our employee stock purchase plan totaled 300,000.  The market price of our common stock could decline as a result of sales of substantial amounts of our common stock to the public or the perception that substantial sales could occur.  These sales also may make it more difficult for us to sell common stock in the future to raise capital.

We do not regularly pay dividends on our common stock and you should not expect to receive dividends on shares of our common stock.

We do not regularly pay dividends and intend to retain all future earnings to finance the continued growth and development of our business.  In addition, we do not anticipate paying any cash dividends on our common stock in the foreseeable future.  Any future payment of cash dividends will depend upon our financial condition, capital requirements, earnings, and other factors deemed relevant by our board of directors

Our Board of Directors may use anti-takeover provisions or issue stock to discourage control contests.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

NONE.

ITEM 2.   PROPERTIES

Our executive offices are located in Louisville, Kentucky, in approximately 54,000 square feet of space leased from an unaffiliated party.

As of December 30, 2016, we had 285 real estate location leases ranging from approximately 100 to 54,000 square feet of space in their respective locations.  See Part I, Item 1, “Business - Operating Segments” and Part II, Item 8, “Notes to Consolidated Financial Statements.”  We believe that our facilities are adequate to meet our current needs, and that additional or substitute facilities will be available if needed.

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

The Company has complied with a civil subpoena from the United States Department of Justice received in January of 2016 related to two locations acquired along with SunCrest in late 2013.  SunCrest had previously acquired the locations in its merger with Omni Home Health in 2011.  The subpoena seeks the production of various pre-acquisition business records limited to certain Omni operations in Sarasota and Tampa, Florida for the years 2007-2011.  The Company is cooperating fully with this investigation.  The subject operations generated less than 1% of the Company’s consolidated revenues.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select market under the symbol “AFAM”  Set forth below are the high and low close prices for the common stock for the periods indicated as reported by NASDAQ:

Closing Common Stock Prices
Quarter Ended:	High	Low
December 30, 2016	$44.85	$36.21
September 30, 2016	44.39	35.41
July 1, 2016	44.01	36.75
April 1, 2016	40.78	34.62
January 1, 2016	44.70	37.75
October 2, 2015	49.74	39.14
July 3, 2015	47.76	36.59
April 3, 2015	46.55	28.68

On March 13, 2017, the last reported sale price for the common stock reported by NASDAQ was $48.75 and there were approximately 279 holders of record of our common stock.  We did not pay dividends in 2016 or 2015.  We do not intend to pay additional dividends on our common stock and will retain our earnings for future operations and the growth of our business.

(d) Maximum Number
	(a) Total		(c) Total Number of	(or Approximate Dollar
	Number of	(b) Average	Shares (or Units)	Value) of Shares (or
	Shares (or	Price Paid	Purchased as Part of	Units) that May Yet Be
	Units)	per Share	Publicly Announced	Purchased Under the
Period	Purchased (1)	(or Unit)	Plans or Programs	Plans or Programs
October 1, 2016 – October 28, 2016	—	$—	—	—
October 29, 2016 – November 25, 2016	1,064	40.95	—	—
November 26, 2016 – December 30, 2016	—	—	—	—
Total	1,064	$40.95	—	—

(1) Shares were submitted by employees in lieu of tax withholding that would have otherwise been due on exercise of stock options approved by the Company's Board of Directors.

Except as previously reported, there were no securities sold by the Company during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act of 1933, as amended.

STOCK PERFORMANCE GRAPH

The following stock performance graph does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates the performance graph by reference therein.

The Performance Graph below compares the cumulative total stockholder return on our common stock, $0.10 par value per share, for the five-year period ended December 30, 2016, with the cumulative total return on the Russell 2000 index and an industry peer group over the same period (assuming the investment of $100 in each on December 31, 2011 and the reinvestment of dividends, if any).  The peer group we selected is comprised of: Amedisys, Inc. (AMED) and LHC Group, Inc. (LHCG).  The cumulative total stockholder return on the following graph is historical and is not necessarily indicative of future stock price performance.

## COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Almost Family, Inc., the Russell 2000 Index,
and a Peer Group

$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
12/11
12/12
12/13
12/14
12/15
12/16
Almost Family, Inc.
Russell 2000
Peer Group

*$100 invested on 12/31/11 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2017 Russell Investment Group. All rights reserved.

	12/11	12/12	12/13	12/14	12/15	12/16

Almost Family, Inc.	100	134.35	214.39	191.97	253.51	292.44
Russell 2000	100	116.35	161.52	169.43	161.95	196.45
Peer Group	100	130.40	157.81	263.86	364.26	384.50

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected financial information derived from the consolidated financial statements of the Company for the periods and at the dates indicated.  The information should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this and prior year Form 10-Ks.

	Fiscal Year(1)		Calendar
(In thousands except per share data)	2016	2015	2014	2013	2012
Results of operations data:
Net service revenues	$623,541	$532,214	$495,829	$356,912	$340,620
Income from continued operations attributable to Almost Family, Inc.	$17,653	$20,009	$13,763	$8,784	$16,802
Discontinued operations	—	—	—	(558)	482
Net income attributable to Almost Family, Inc.	$17,653	$20,009	$13,763	$8,226	$17,284

Per share:
Basic:
Number of shares	10,153	9,505	9,333	9,279	9,285
Income from continued operations attributable to Almost Family, Inc.	$1.74	$2.11	$1.47	$0.95	$1.81
Discontinued operations	—	—	—	(0.06)	0.05
Net income attributable to Almost Family, Inc.	$1.74	$2.11	$1.47	$0.89	$1.86

Diluted:
Number of shares	10,346	9,745	9,462	9,374	9,324
Income from continued operations attributable to Almost Family, Inc.	$1.71	$2.05	$1.45	$0.94	$1.80
Discontinued operations	—	—	—	(0.06)	0.05
Net income attributable to Almost Family, Inc.	$1.71	$2.05	$1.45	$0.88	$1.85

Dividend declared per share	$—	$—	$—	$—	$2

(1)	See page 39 for discussion regarding the Company’s change to a 52-53 week reporting calendar in 2015.

	2016	2015	2014	2013	2012
Balance sheet data
Working capital	$68,904	$54,643	$40,274	$44,148	$62,541
Total assets	658,712	464,769	345,258	354,362	249,259
Long-term liabilities	302,682	136,048	60,432	83,436	17,846
Total liabilities	354,532	190,869	112,066	136,669	44,944
Noncontrolling interest-redeemable - Healthcare Innovations	2,256	3,639	3,639	3,639	—
Stockholders’ equity	301,924	270,261	229,553	214,054	204,315

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company has two divisions, Home Health care and Healthcare Innovations.  The Home Health care division is comprised of two reportable segments, Visiting Nurse Services (“VN” or “Visiting Nurse”) and Personal Care Services (“PC” or “Personal Care”).  Our Healthcare Innovations division is also a reporting segment.  Reportable segments have been identified based upon how management has organized the business by services provided to customers and the criteria in ASC Topic 280, Segment Reporting.

Our VN segment provides skilled medical services in patients’ homes largely to enable recipients to reduce or avoid periods of hospitalization and/or nursing home care.  VN Medicare revenues are generated primarily on a per episode basis rather than a fee per visit or an hourly basis.  This segment generated 70% of our revenue for 2016 with approximately 95% generated from the Medicare program while the balance is generated from Medicaid and private insurance programs.

Our PC segment services are also provided in patients’ homes.  These services (generally provided by paraprofessional staff such as home health aides) are generally of a custodial rather than skilled nature.  PC revenues are generated primarily on an hourly basis.  This segment generated 26% of our revenue for 2016 with approximately 83% generated from Medicaid and other government programs while the balance is generated from insurance programs and private pay patients.

Our HCI business segment was created to house and separately report on its developmental activities outside our traditional home health business platform.  These activities are intended ultimately, whether directly or indirectly, to benefit patients and payers through the enhanced provision of home health services.  HCI’s activities all share a common goal of improving patient experiences and quality outcomes, while lowering costs.  These include, but are not limited to: technology, information, population health management, risk-sharing, assessments, care coordination and transitions, clinical advancements, enhanced patient engagement and informed clinical decision making.  We believe these activities help us discover valuable insight and experiences that would not otherwise be gained in the routine operation of our core home health business segments.  Further, we believe these innovation activities will play an important role in collaborating with policy makers, payers, providers, and anyone who assumes financial risk for managing patient populations, to seek to reduce costs and improve quality by providing increasingly more care for more patients in their homes than ever before.  This segment generated approximately 4% of our revenue for 2016.

The HCI segment now includes: a) Imperium Health Management, LLC ("Imperium"), an ACO enablement company, b) Long Term Solutions, Inc. ("LTS"), an in-home assessment company serving the long-term care insurance industry, c) Ingenios Health Co. (“Ingenios”), a Nurse-Practitioner-oriented and mobile technology-enabled health risk assessment company primarily serving managed care organizations; and d) an investment in NavHealth, Inc. ("NavHealth"), a population-health analytics company.

Recent Developments

On December 31, 2016, the first day after our 2016 fiscal year end, we acquired an 80% controlling interest in the entity holding the home health and hospice assets of Community Health Systems, Inc. (NYSE: CYH) (referred to herein as “CHS Home Health”).  CHS Home Health, a provider of skilled home health and hospice services, currently operates 74 home health and 15 hospice branch locations in 22 states.  With the completion of this transaction, Almost Family now operates 340 branches across 26 states.    The purchase price of $128 million was funded through borrowings on the Company's Revolving Credit Facility.  We expect the transaction will add approximately $200 million in revenue, all of which will be included reported in our Home Health division.

2017 Common Stock Offering

On January 25, 2017, we sold 3,450 shares of common stock at $44.50 per share for gross proceeds of approximately $153.5 million.  Total net proceeds, after underwriting discounts and commissions and our offering expenses, were approximately $144.3 million.  These proceeds were used to repay obligations under the revolving credit facility.

2015 and 2016 Acquisitions

During 2016, we completed three acquisitions and increased our ownership of one of our HCI subsidiaries.  In the third quarter, one of our HCI subsidiaries redeemed certain outstanding shares increasing our ownership percentage to 72.0% from 61.5%.  On June 18, 2016, the Company acquired certain home health agency assets primarily in Wisconsin, but also in Connecticut and Kentucky (collectively, the “Wisconsin Acquisition”).  On January 5, 2016, we acquired 100% of the equity of LTS for a purchase price of $37 million. On January 5, 2016, we also purchased the assets of a Medicare-certified home health agency owned by Bayonne Visiting Nurse Association (“Bayonne”) located in New Jersey.

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

On January 29, 2015, we acquired a noncontrolling interest in a development stage analytics and software company, NavHealth.  The investment is an asset of our Healthcare Innovations segment.

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

It is reasonable to expect that recent and potential changes described in Part I, Item 1, Government Regulation, might have a more immediate and negative impact on those providers generating lower margins than us, with more leverage relative to earnings than us, with less capital resources than us, or with less ability to adapt their operations.  We believe this may result in a contraction of the number of home health providers.  In the event of such a contraction in the number of providers, we believe the surviving providers may benefit from a higher rate of admissions growth than would have otherwise occurred.  Those surviving providers may earn incremental margins on those higher admissions that may serve to offset a portion of the rate reduction from the Medicare program.  However, there can be no assurance that we will be successful in attracting such higher admissions.

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

As a result of the broad scope of health care reform, the significant changes it will effect in the healthcare industry and society generally, and the complexity of the technical issues it addresses, we are unable to predict, at this time, all the ramifications health care reform may have on our business as a health care provider or a sponsor of an employee health insurance benefit plan.  These matters could have a material adverse impact on our results of operations or financial condition in ways not currently anticipated by us.  This may increase our costs, decrease our revenues, expose us to expanded liability or require us to revise the ways in which we conduct our business.  Refer to the results of operations for the impact of these items on revenue, operating and net income for the years ended December 30, 2016, January 1, 2016 and December 31, 2014.

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

Seasonality

Our Visiting Nurse segment operations located in Florida (which generated approximately 26% of that segment’s revenues in fiscal year 2016) normally experience higher admissions during the first quarter and lower admissions during the third quarter than in the other quarters due to seasonal population fluctuations.  After the CHS JV Transaction, we expect Florida operations to generate 19% of our revenue.

Fiscal Year End

Effective with the first quarter of 2015, the Company adopted a 52-53 week fiscal reporting calendar under which it will report its annual results going forward in four equal 13-week quarters.  Every fifth year, one quarter will include 14 weeks and that year will include 53 weeks of operating results.  This approach minimizes the impact of calendar differences when comparing different historical periods.  All references herein for the years 2016, 2015 and 2014 represent the fiscal years ended December 30, 2016 and January 1, 2016 and the calendar year ended December 31, 2014, respectively.

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

Medicare Episodic Revenues

Approximately 68% of our consolidated net service revenues are derived from the Medicare program.  Net service revenues are recorded under the Medicare prospective payment program (“PPS”) based on a 60-day episode payment rate that is subject to adjustment based on certain variables including, but not limited to: (a) changes in the base episode payments established by the Medicare program; (b) adjustments to the base episode payments for case-mix and geographic wages; (c) a low utilization payment adjustment (“LUPA”) if the number of visits was fewer than five; (d) a partial payment if our patient transferred to another provider or we received a patient from another provider before completing the episode; (e) a payment adjustment based upon the level of therapy services required (thresholds set at 6, 14 and 20 visits); (f) an outlier payment if our patient’s care was unusually costly (capped at 10% of total reimbursement at the agency level); (g) the number of episodes of care provided to a patient; and (h) 2% sequestration reduction.

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

Contingent Service Revenues

Our Healthcare Innovations segment provides strategic health management services to ACOs that have been approved to participate in the “MSSP.”  In addition to having ownership interests in a few ACOs, we also have service agreements with ACOs that provide for sharing of MSSP payments received by the ACO, if any.  ACOs are entities that contract with Centers for Medicare and Medicaid Services (CMS) to serve the Medicare fee-for-service population with the goal of better care for individuals, improved health for populations and lower costs.  ACOs share savings with CMS to the extent that the actual costs of serving assigned beneficiaries are below certain trended benchmarks of such beneficiaries and certain quality performance measures are achieved.  The MSSP is relatively new and therefore has limited historical experience, which impacts the Company’s ability to accurately accumulate and interpret the data available for calculating an ACOs’ shared savings, if any.  MSSP payments are not recognized in revenue until persuasive evidence of an arrangement exists, services have been rendered, the payment is fixed and determinable and collectability is assured, which generally is satisfied only upon cash receipt.  Under such agreements, we recognized $4.3 million and $1.4 million in MSSP payments for cash received during 2016 and 2015 related to savings generated for the program period ended December 31, 2015 and December 31, 2014, respectively, which accounted for 17% and 41%, respectively of our HCI segment revenues.  No revenue has been recognized related to potential MSSP payments for savings generated for the program period ended December 31, 2016, if any.

Revenue Adjustments

Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation.  As a result, we may adjust previously recorded revenue amounts due to issues related to: a) medical coding, particularly with respect to Medicare, b) patient eligibility, particularly with respect to Medicaid, and c) other reasons unrelated to credit risk.  Revenue adjustments, if any, to reflect actual payment amounts for completed episodes or services provided under per visit, per hour or unit basis which differ from our estimates or audit adjustments are recorded when known and estimable.  Historically, revenue adjustments have not been significant and as such, we believe that net service revenues and accounts receivable - net reflect their net realizable value.  Changes in estimates related to prior periods (increased) decreased revenues by approximately ($608,000), ($365,000) and ($320,000) in the years ended December 30, 2016, January 1, 2016 and December 31, 2014, respectively.

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

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against us by various claimants.  The claims are in various stages of processing and some may ultimately be brought to trial.  We are aware of incidents that have occurred through year-end that may result in the assertion of additional claims.  We currently carry professional and general liability insurance coverage (on a claims made basis) for this exposure with no deductible.  We also carry D&O coverage (also on a claims made basis) for potential claims against our directors and officers, including securities actions, with deductibles ranging from $175,000 to $500,000 per claim.

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

Important to our overall impairment conclusion was the comparison of the aggregate fair values of the reporting units to our overall market capitalization at the annual assessment date, including the implied control premium, to determine if the fair values are reasonable compared to external market indicators.  The aggregate fair value for each reporting unit did not exceed our market value as of the annual impairment testing date.  A negative control premium indicates conservatism built into our fair value models.

Because the fair value results for each reporting unit did not indicate a potential impairment existed, we did not recognize any goodwill or intangible asset impairment during 2016, 2015 and 2014.  Specifically, our VN, PC and HCI reporting unit fair values were significantly over their carrying value.  Based on the sensitivity analysis performed on two key assumptions in the discounted cash flow models of each reporting unit, a 100 basis point change in either assumption (either individually or in the aggregate) would not result in any impairment of our goodwill or intangible assets within either reporting unit.

Assuming no changes in the key assumptions identified and projected results, we currently anticipate the future fair value of our reporting units to increase over time; however, future declines in the operating results of either reporting unit could indicate a need to reevaluate the fair value of these businesses under U.S. GAAP requirements and may ultimately result in an impairment to goodwill. We will continue to monitor for any potential indicators of impairment.

Accounting for Income Taxes

We account for taxes in accordance with ASC Topic 740, Income Taxes.  As of December 30, 2016, we have net deferred tax liabilities of approximately $21.1 million.  The net deferred tax liability is composed of approximately $18.9 million of deferred tax assets and approximately $40.0 million of deferred tax liabilities.  We have provided a valuation allowance against certain deferred tax assets based upon our estimates of realizability of those assets through future taxable income.  This valuation allowance was based in large part on our history of generating operating income or losses in individual tax locales and expectations for the future.  Our ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, competitive pressures on revenues and margins and legislation and regulation at all levels of government.  Further, we have book goodwill of $105.1 million which is not deductible for tax purposes.  The remaining deductible goodwill provides an annual tax deduction approximating $15.2 million through 2022.  We have considered the above factors in reaching our conclusion that it is more likely than not that future taxable income will be sufficient to fully utilize the deferred tax assets (net of the valuation allowance) as of December 30, 2016.

RESULTS OF OPERATIONS

Year Ended December 30, 2016 Compared with Year Ended January 1, 2016

(In thousands)

	2016		2015		Change
Consolidated	Amount	% Rev	Amount	% Rev	Amount	%
Home Health Operations
Net service revenues:
Visiting Nurse	$436,147	73.0%	$401,051	75.8%	$35,096	8.8%
Personal Care	161,367	27.0%	127,712	24.2%	33,655	26.4%
	597,514	100.0%	528,763	100.0%	68,751	13.0%
Operating income before corporate expenses:
Visiting Nurse	56,574	13.0%	49,872	12.4%	6,702	13.4%
Personal Care	13,509	8.4%	14,170	11.1%	(661)	(4.7)%
	70,083	11.7%	64,042	12.1%	6,041	9.4%
Healthcare Innovations
Revenue	26,027	100.0%	3,451	100.0%	22,576	654.2%
Operating income (loss)	5,657	21.7%	(1,217)	(35.3)%	6,874	NM

Corporate expenses	28,966	4.6%	26,302	4.9%	2,664	10.1%
Deal, transition and other costs	11,842	1.9%	4,139	0.8%	7,703	186.1%
Operating income	34,932	5.6%	32,384	6.1%	2,548	7.9%
Interest expense, net	(5,776)	(0.9)%	(2,287)	(0.4)%	(3,489)	152.6%
Income tax expense	(10,984)	(1.8)%	(10,556)	(2.0)%	(428)	4.1%
Net income	$18,172	2.9%	$19,541	3.7%	$(1,369)	(7.0)%

Adjusted EBITDA (1)	$53,515	8.6%	$42,571	8.0%	$10,944	25.7%
Adjusted net income (1)	$24,640	4.0%	$20,746	3.9%	$3,894	18.8%

(1)	See page 52 for GAAP reconciliation of Adjusted EBITDA and Adjusted net income attributable to Almost Family, Inc.

Home Health revenue increased $68.8 million from prior year primarily due to acquisitions occurring late in 2015 (WillCare and Black Stone) and in 2016 (Bayonne and Wisconsin).  Refer to VN and PC segment discussions for further operating performance details.

HCI segment net revenues increased $22.6 million to a record $26.0 million in 2016 versus $3.5 million in 2015, as acquired assessment business revenues were $20.6 million and shared-savings revenues from Imperium served ACOs in 2016 increased to $4.3 million in 2016, as compared to $1.4 million in 2015.  Overall HCI segment contribution improved $6.9 million to $5.7 million in 2016 versus a $1.2 million net loss in 2015.

Corporate expenses as a percentage of revenue declined to 4.6% from 4.9% in the prior year period due to the expansion of the size and scope of our operations.  Deal, transition and other costs were $11.8 million for 2016, primarily as a result of costs related to acquisitions, while the prior year included a one-time $4.2 million benefit related to legal settlements.

Borrowings related to acquisitions increased interest expense to $5.8 million, from $2.3 million in 2015.  Further, in the fourth quarter of 2016, we commenced our VN Segment’s company-wide clinical system conversion to the HomeCare HomeBase information platform.  Such implementation, training and related costs began in the fourth quarter of 2016 and are expected to continue throughout 2017.

Our effective tax rate for 2016 was 38.4% compared to 34.5% for 2015, respectively.  The lower effective tax rate for 2015 was primarily related to the tax treatment of a legal settlement.  Excluding the non-taxable settlement and other nondeductible deal costs, our effective tax rate for 2015 would have been 40.5%.

Visiting Nurse Segment-Years Ended December 30, 2016 and January 1, 2016

Approximately 95% of the VN segment revenues were generated from the Medicare program while the balance was generated from Medicaid and private insurance programs.  In addition to our focus on operating income from the Visiting Nurse segment, we also measure this segment’s performance in terms of admissions, episodes, visits, patient months of care, revenue per episode and visits per episode. (In thousands, except statistical information)

	2016		2015		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$436,147	100.0%	$401,051	100.0%	$35,096	8.8%
Cost of service revenues	213,397	48.9%	194,098	48.4%	19,299	9.9%
Gross margin	222,750	51.1%	206,953	51.6%	15,797	7.6%
General and administrative expenses:
Salaries and benefits	122,444	28.1%	115,002	28.7%	7,442	6.5%
Other	43,732	10.0%	42,079	10.5%	1,653	3.9%
Total general and administrative expenses	166,176	38.1%	157,081	39.2%	9,095	5.8%
Operating income before corporate expenses	$56,574	13.0%	$49,872	12.4%	$6,702	13.4%

Average number of locations	166		163		3	1.8%

All payors:
Patient Months	357,971		333,343		24,628	7.4%
Admissions	107,520		102,381		5,139	5.0%
Billable Visits	2,861,962		2,621,443		240,519	9.2%

Medicare:
Admissions (1)	95,487	88.8%	91,823	89.7%	3,664	4.0%
Revenue (in thousands)	$414,814	95.1%	$377,724	94.2%	$37,090	9.8%
Revenue per admission	$4,344		$4,114		$231	5.6%
Billable visits (1)	2,537,873	88.7%	2,364,404	90.2%	173,469	7.3%
Recertifications	51,731		48,743		2,988	6.1%
Payor mix % of Admissions
Traditional Medicare Episodic	82.8%		83.3%		(0.5)%
Replacement Plans Paid Episodically	5.5%		4.1%		1.4%
Replacement Plans Paid Per Visit	11.7%		12.6%		(0.9)%

Non-Medicare:
Admissions (1)	12,033	11.2%	10,558	10.3%	1,475	14.0%
Revenue (in thousands)	$21,333	4.9%	$23,327	5.8%	$(1,994)	(8.5)%
Revenue per admission	$1,773		$2,209		$(437)	(19.8)%
Billable visits (1)	324,089	11.3%	257,039	9.8%	67,050	26.1%
Recertifications	4,063		2,329		1,734	74.5%
Payor mix % of Admissions
Medicaid & other governmental	37.8%		30.6%		7.2%
Private payors	62.2%		69.4%		(7.2)%

(1)	Percentages pertain to percentage of total admissions or total billable visits, as applicable.

VN segment net service revenues increased $35.1 million or 8.8% to a record $436.1 million in 2016 primarily due to acquisitions occurring late in 2015 (WillCare and Black Stone) and in 2016 (Bayonne).  Acquisitions drove increases in Medicare billable visits, Medicare admissions and Medicare recertifications, which increased 7.3% to 2,537,873, 4.0% to 95,487 and 6.1% to 51,731, respectively in 2016.

Substantially all of the changes in cost of service revenues, general and administrative expenses and payor information were due to acquisitions.

Gross margin as a percentage of revenue decreased to 51.1% from 51.6% primarily due to higher labor costs per visit from acquired agencies and higher insurance claims experience.  Total general and administrative expenses declined slightly as a percentage of revenue to 38.1% from 39.2% in 2015 primarily from the effect of acquired operations plus the closure of selected underperforming branches in late 2015.

As a result, VN segment operating income before corporate expenses improved $6.7 million to $56.6 million from $49.8 million in the prior year, while VN segment operating income as a percentage of revenue increased to 13.0% from 12.4% in the prior year.

Personal Care Segment-Years Ended December 30, 2016 and January 1, 2016

Approximately 83% of the PC segment revenues were generated from Medicaid and other government programs while the balance is generated from insurance programs and private pay patients.  (In thousands, except statistical information)

	2016		2015		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$161,367	100.0%	$127,712	100.0%	$33,655	26.4%
Cost of service revenues	111,320	69.0%	86,642	67.8%	24,678	28.5%
Gross margin	50,047	31.0%	41,070	32.2%	8,977	21.9%
General and administrative expenses:
Salaries and benefits	24,120	14.9%	17,373	13.6%	6,747	38.8%
Other	12,418	7.7%	9,527	7.5%	2,891	30.3%
Total general and administrative expenses	36,538	22.6%	26,900	21.1%	9,638	35.8%
Operating income before corporate expenses	$13,509	8.4%	$14,170	11.1%	$(661)	(4.7)%

Average number of locations	75		65		10	15.4%

Admissions	9,671		6,879		2,792	40.6%
Patient months of care	165,995		108,512		57,483	53.0%
Billable hours	7,441,565		5,747,214		1,694,351	29.5%
Revenue per billable hour	$21.68		$22.22		$(0.54)	(2.4)%

PC segment net revenue increased $33.7 million or 26.4% to a record $161.4 million due to acquisitions in the second half of 2015 (WillCare and Black Stone) and in mid-2016 (Wisconsin).  Cost of service revenues as a percentage of net service revenues increased slightly to 69.0% in 2016 from 67.8% in 2015 due to the mix of acquired operations and rate reductions in certain skilled elements of the Connecticut and Ohio Medicaid programs.

Total general and administrative expenses increased as a percent of net service revenues to 22.6% from 21.1% in 2015, largely due to higher insurance claims experience in 2016 as compared to 2015.

As a result, PC segment operating income before corporate expenses as a percentage of revenue decreased 2.7%, or $0.7 million.

Year Ended January 1, 2016 Compared with Year Ended December 31, 2014

(in thousands)

	2015		2014		Change
Consolidated	Amount	% Rev	Amount	% Rev	Amount	%
Home Health Operations
Net service revenues:
Visiting Nurse	$401,051	75.8%	$380,788	77.2%	$20,263	5.3%
Personal Care	127,712	24.2%	112,497	22.8%	15,215	13.5%
	528,763	100.0%	493,285	100.0%	35,478	7.2%
Operating income before corporate expenses:
Visiting Nurse	49,872	12.4%	42,899	11.3%	6,973	16.3%
Personal Care	14,170	11.1%	12,453	11.1%	1,717	13.8%
	64,042	12.1%	55,352	11.2%	8,690	15.7%
Healthcare Innovations
Revenue	3,451	100.0%	2,544	100.0%	907	35.7%
Operating income (loss)	(1,217)	(35.3)%	(13)	(0.5)%	(1,204)	NM %

Corporate expenses	26,302	4.9%	25,368	5.1%	934	3.7%
Deal, transition and other costs	4,139	0.8%	5,304	1.1%	(1,165)	(22.0)%
Operating income	32,384	6.1%	24,667	5.0%	7,717	31.3%
Interest expense, net	(2,287)	(0.4)%	(1,632)	(0.3)%	(655)	40.1%
Income tax expense	(10,556)	(2.0)%	(9,511)	(1.9)%	(1,045)	11.0%
Net income	$19,541	3.7%	$13,524	2.7%	$6,017	44.5%

Adjusted EBITDA (1)	$42,571	8.0%	$35,698	7.2%	$6,873	19.3%
Adjusted net income (1)	$20,746	3.9%	$16,919	3.4%	$3,827	22.6%

(1)	See page 52 for GAAP reconciliation of Adjusted EBITDA and Adjusted net income attributable to Almost Family, Inc.

Approximately $31.2 million of our $35.5 million year over year increase in Home Health revenue was a result of our acquisition of WillCare and Black Stone.  Refer to VN and PC segment discussions for further operating performance details.  Refer to “Fiscal Year End” related to our 52-53 week reporting conversion.

Healthcare Innovations’ operating loss was primarily due to the expected losses of our third quarter 2015 acquisition of Ingenios and to a lesser degree, higher losses in Imperium primarily related to a lower MSSP payment in 2015, as compared to 2014.

Corporate expenses as a percentage of revenue decreased slightly to 4.9% in 2015 from 5.1% in 2014.  Deal, transition and other costs for 2015 include a net benefit of $4.2 million related to legal settlements, which was offset by $2.5 million of deal and transition costs related to our 2015 acquisitions, the $1.8 million provision for the Chapter 7 bankruptcy filing of a specific payor and $1.4 million related to the fourth quarter of 2015 closure of underperforming branch locations in the VN segment.  Deal and transition costs in 2014 primarily related to the completion of the transition of our 2013 acquisitions.  Interest expense increased $0.6 million due to borrowings on our line of credit in conjunction with 2015 acquisitions.

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

	2015		2014		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$401,051	100.0%	$380,788	100.0%	$20,263	5.3%
Cost of service revenues	194,098	48.4%	186,837	49.1%	7,261	3.9%
Gross margin	206,953	51.6%	193,951	50.9%	13,002	6.7%
General and administrative expenses:
Salaries and benefits	115,002	28.7%	110,480	29.0%	4,522	4.1%
Other	42,079	10.5%	40,572	10.7%	1,507	3.7%
Total general and administrative expenses	157,081	39.2%	151,052	39.7%	6,029	4.0%
Operating income before corporate expenses	$49,872	12.4%	$42,899	11.3%	$6,973	16.3%

Average number of locations	163		167		(4)	(2.4)%

All payors:
Patient Months	333,343		319,430		13,913	4.4%
Admissions	102,381		98,634		3,747	3.8%
Billable Visits	2,621,443		2,507,067		114,376	4.6%

Medicare:
Admissions (1)	91,823	89.7%	87,650	88.9%	4,173	4.8%
Revenue (in thousands)	$377,724	94.2%	$365,075	95.9%	$12,649	3.5%
Revenue per admission	$4,114		$4,165		$(52)	(1.2)%
Billable visits (1)	2,364,404	90.2%	2,259,896	90.1%	104,508	4.6%
Recertifications	48,743		47,875		868	1.8%
Payor mix % of Admissions
Traditional Medicare Episodic	83.3%		84.0%		(0.7)%
Replacement Plans Paid Episodically	4.1%		3.4%		0.7%
Replacement Plans Paid Per Visit	12.6%		12.6%		—%

Non-Medicare:
Admissions (1)	10,558	10.3%	10,984	11.1%	(426)	(3.9)%
Revenue (in thousands)	$23,327	5.8%	$15,713	4.1%	$7,614	48.5%
Revenue per admission	$2,209		$1,431		$779	54.4%
Billable visits (1)	257,039	9.8%	247,171	9.9%	9,868	4.0%
Recertifications	2,329		1,865		464	24.9%
Payor mix % of Admissions
Medicaid & other governmental	30.6%		23.3%		7.3%
Private payors	69.4%		76.7%		(7.3)%

(1)	Percentages pertain to percentage of total admissions or total billable visits, as applicable.

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

As a result, VN segment operating income before corporate expenses improved to $49.9 million from $42.9 million in the prior year, while VN segment operating income as a percentage of revenue increased to 12.4% from 11.3% in the prior year.

Personal Care Segment-Years Ended January 1, 2016 and December 31, 2014

Approximately 83% of the PC segment revenues were generated from Medicaid and other government programs while the balance is generated from insurance programs and private pay patients.  (In thousands, except statistical information)

	2015		2014		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$127,712	100.0%	$112,497	100.0%	$15,215	13.5%
Cost of service revenues	86,642	67.8%	76,865	68.3%	9,777	12.7%
Gross margin	41,070	32.2%	35,632	31.7%	5,438	15.3%
General and administrative expenses:
Salaries and benefits	17,373	13.6%	14,523	12.9%	2,850	19.6%
Other	9,527	7.5%	8,656	7.7%	871	10.1%
Total general and administrative expenses	26,900	21.1%	23,179	20.6%	3,721	16.1%
Operating income before corporate expenses	$14,170	11.1%	$12,453	11.1%	$1,717	13.8%

Average number of locations	65		61		4	6.6%

Admissions	6,879		6,458		421	6.5%
Patient months of care	108,512		89,880		18,632	20.7%
Billable hours	5,747,214		5,304,089		443,125	8.4%
Revenue per billable hour	$22.22		$21.21		$1.01	4.8%

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

2017 Common Stock Offering

On January 25, 2017, we sold 3,450 shares of common stock at $44.50 per share for gross proceeds of approximately $153.5 million.  Total net proceeds, after underwriting discounts and commissions and our offering expenses, were approximately $144.3 million.  These proceeds were used to repay obligations under the revolving credit facility.

Revolving Credit Facility

On December 5, 2016, we entered into a new and expanded revolving credit facility with JPMorgan Chase Bank, N.A., as Administrative Agent, and certain other lenders (the “Facility”).  The Facility provides a revolving credit facility under which up to $350 million became available upon completion of the CHS JV Transaction.  The Facility also includes an “accordion” feature providing up to $150 million of additional borrowings upon further request and approval by a lender or lenders.  Borrowings, other than letters of credit, under the Facility generally will bear interest at a varying rate equal to the London Interbank Offered Rate (“LIBOR”) plus a margin which varies from 1.50% to 2.75%, depending on our leverage ratio.  The Facility is secured by substantially all our assets and the assets and stock of our subsidiaries. Our subsidiaries have also guaranteed the Facility.  Debt issuance costs of $4.7 million were capitalized with the Facility and will be amortized through December 5, 2021, the termination date for the Facility.

Borrowings under the Facility are subject to various covenants, including a maximum leverage ratio for all calculation dates ending on or before December 31, 2017, of 4.0 times earnings before interest, taxes, depreciation and amortization, as adjusted (“EBITDA”) plus “Acquired EBITDA” from pro-forma acquisitions as defined.  The maximum leverage ratio steps down, to a maximum leverage ratio of 3.75 times EBITDA plus Acquired EBITDA for calculation dates after December 31, 2017, and on or before June 30, 2018, and to a maximum leverage ratio of 3.5 times EBITDA plus Acquired EBITDA for calculation dates on and after September 30, 2018.  Borrowings under the Facility may be used for general corporate purposes, including acquisitions. A portion of the proceeds were used to repay all the outstanding obligations of our prior credit agreement.  Additionally, on December 30, we borrowed approximately $128.9 million from the Facility to finance the CHS Home Health Transaction.  See Part II, Item 8, Note 13, “Subsequent Events” for further details.

Application of the Facility’s borrowing formula as of December 30, 2016, would have permitted approximately $78.6 million to be used; however, after consideration of the pay down from the stock offering on January 25, 2017, approximately $204.1 million of borrowings were available.  As of December 30, 2016, we were in compliance with the various financial covenants.

We had irrevocable letters of credit totaling $14.7 million outstanding in connection with our self-insurance programs.  The effective interest rates on our borrowings were 3.6% and 3.5% for 2016 and 2015, respectively.

We believe the Facility will be sufficient to fund our operating needs and expansion plans for at least the next year.  We will continue to evaluate additional capital, including possible debt and equity investments in the Company, to support a more rapid development of the business than would be possible with internal funds.

Cash Flows

Key elements to the Consolidated Statements of Cash Flows were as follows for the fiscal years: (in thousands):

Net Change in Cash and Cash Equivalents (in thousands)	2016	2015	2014
Provided by (used in):
Operating activities	$24,443	$21,206	$6,986
Investing activities	(166,622)	(86,695)	(2,200)
Financing activities	144,767	66,125	(10,146)
Net increase (decrease) in cash and cash equivalents	$2,588	$636	$(5,360)

2016 Compared to 2015

Net cash provided by operating activities of $24.4 million resulted primarily from current year net income of $17.7 million and the net impact of non-cash and other working capital changes.  As a result of not acquiring accounts receivable in conjunction with our Wisconsin acquisition in June 2016 and normal delays from obtaining applicable licensure approvals, accounts receivable increased $10.2 million without which cash flows from operating activities would have been $34.6 million.  Excluding the acquisition related build, accounts receivable days sales outstanding declined 5 days to 53 at December 30, 2016 from 58 at January 1, 2016.  The decline was due to improved collections throughout the home health division, particularly related to previously disclosed backlogs of accounts receivable in Tennessee.

Cash used in investing activities was largely driven by acquisition related activity including the $128.9 million transaction deposit for CHS JV Transaction, $19.7 million for LTS, $6.1 million for Wisconsin, and $4.1 million for Bayonne.  Capital expenditures were $6.2 million, up $3.1 million from 2015, primarily related to information systems investments related to our VN segment’s conversion to HomeCare HomeBase which began in the fourth quarter of 2016.

Cash provided by financing activities was driven by borrowings on the revolving credit facility, net of repayments from operating cash flows, primarily for acquisitions, along with $3.9 million for debt issuance costs incurred with the new credit facility.

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

The cash used in investing activities was primarily due to acquisitions, capital expenditures of $3.1 million and a $1.0 million cost basis investment.

The cash provided by financing activities resulted from $67.3 million of new borrowings on the revolving credit facility and $1.2 million debt issuance costs incurred in November 2015 in connection with a new five year $175 million credit facility.

Acquisitions

The Company completed several acquisitions over the past three years and will continue to actively seek to acquire other quality providers of home health services like our current operations.

Factors which may affect future acquisition decisions include, but are not limited to, the quality and potential profitability of the business under consideration, potential regulatory limitations and our profitability and ability to finance the transaction.  See Part II, Item 8, Notes 11 and 13 to the accompanying Notes to Consolidated Financial Statements for details regarding these acquisitions.

Contractual Obligations

The following table provides information about the payment dates of our contractual obligations at December 30, 2016, excluding current liabilities except for the current portion of long-term debt and additional consideration related to acquisitions (in thousands):

	2017	2018	2019	2020	2021	Thereafter	Total
Revolving credit facility	$—	$—	$—	$—	$262,456	$—	$262,456
Notes payable	—	5,000	7,500	—	—	—	12,500
Operating leases	9,317	6,802	4,530	3,636	2,713	7,085	34,083
Total	$9,317	$11,802	$12,030	$3,636	$265,169	$7,085	$309,039

Letters of Credit

We have outstanding letters of credit totaling $14.7 million at December 30, 2016, which benefit our third-party insurer/administrators for our self-insurance programs.  The amount of such insurance program letters of credit is subject to negotiation annually upon renewal and may vary in the future based upon such negotiation, our historical claims experience and expected future claims.  It is reasonable to expect that the amount of the letter of credit will increase in the future, however, we are unable to predict to what degree.

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

Non-GAAP Financial Measures

The information provided in this Annual Report includes certain non-GAAP financial measures as defined under SEC rules.  In accordance with SEC rules, the Company has provided, in the supplemental information and the footnotes to the tables, a reconciliation of those measures to the most directly comparable GAAP measures.

Adjusted Net Income

Adjusted net income attributable to Almost Family, Inc. (“Adjusted Net Income”) is not a measure of financial performance under accounting principles generally accepted in the United States of America (“US GAAP”). It should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating, investing or financing activities, or any other measure calculated in accordance with generally accepted accounting principles. We believe the use of non-GAAP measures on a consolidated and business segment basis assists investors in understanding the ongoing operating performance by presenting comparable financial results between periods.  The non-GAAP information provided is used by us and may not be determined in a manner consistent with the methodologies used by other companies.

(in thousands)	2016	2015	2014
Net income attributable to Almost Family, Inc.	$17,653	$20,009	$13,763
Addbacks:
Deal, transition and other, net of tax	6,987	737	3,156
Adjusted net income attributable to Almost Family, Inc.	$24,640	$20,746	$16,919
Per share amounts-basic:
Average shares outstanding	10,153	9,505	9,333
Net income attributable to Almost Family, Inc.	$1.74	$2.11	$1.47
Addbacks:
Deal, transition and other, net of tax	0.69	0.08	0.34
Adjusted net income attributable to Almost Family, Inc.	$2.43	$2.18	$1.81

Per share amounts-diluted:
Average shares outstanding	10,346	9,745	9,462
Net income attributable to Almost Family, Inc.	$1.71	$2.05	$1.45
Addbacks:
Deal, transition and other, net of tax	0.68	0.08	0.33
Adjusted net income attributable to Almost Family, Inc.	$2.38	$2.13	$1.79

Adjusted EBITDA

Adjusted earnings before interest, income tax, depreciation, amortization, amortization of stock-based compensation, and deal, transition and other (“Adjusted EBITDA”) is not a measure of financial performance under U.S. GAAP.  It should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating, investing or financing activities, or any other measure calculated in accordance with generally accepted accounting principles.  The items excluded from Adjusted EBITDA are significant components in understanding and evaluating financial performance and liquidity.  Management routinely calculates and communicates Adjusted EBITDA and believes that it is useful to investors because it is commonly used as an analytical indicator within our industry to evaluate performance, measure leverage capacity and debt service ability, and to estimate current or prospective enterprise value. Adjusted EBITDA is used in certain covenants contained in our revolving credit facility.

The following table sets forth a reconciliation of net income to Adjusted EBITDA for the year (in thousands):

(in thousands)	2016	2015	2014
Net income	$18,172	$19,541	$13,524
Add back:
Interest expense, net	5,776	2,287	1,632
Income tax expense	10,984	10,556	9,511
Depreciation and amortization	3,981	3,927	3,913
Stock-based compensation	2,760	2,121	1,814
Deal, transition and other costs	11,842	4,139	5,304
Adjusted EBITDA	$53,515	$42,571	$35,698

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Derivative Instruments

We do not use derivative instruments.

Market Risk of Financial Instruments

Our primary market risk exposure with regard to financial instruments is to changes in interest rates.

At December 30, 2016, a hypothetical 100 basis point increase in short-term interest rates would result in a reduction of approximately $2.6 million in our annual pre-tax earnings.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	2016	2015	2014
Net service revenues	$623,541	$532,214	$495,829
Cost of service revenues (excluding depreciation and amortization)	335,472	281,842	263,994
Gross margin	288,069	250,372	231,835
General and administrative expenses:
Salaries and benefits	168,356	147,849	139,793
Other	72,939	66,000	62,071
Deal, transition and other costs	11,842	4,139	5,304
Total general and administrative expenses	253,137	217,988	207,168
Operating income	34,932	32,384	24,667
Interest expense, net	(5,776)	(2,287)	(1,632)
Income before income taxes	29,156	30,097	23,035
Income tax expense	(10,984)	(10,556)	(9,511)
Net income	18,172	19,541	13,524
Net (gain) loss attributable to noncontrolling interest	(519)	468	239
Net income attributable to Almost Family, Inc.	$17,653	$20,009	$13,763

Per share amounts-basic:
Average shares outstanding	10,153	9,505	9,333
Net income attributable to Almost Family, Inc.	$1.74	$2.11	$1.47

Per share amounts-diluted:
Average shares outstanding	10,346	9,745	9,462
Net income attributable to Almost Family, Inc.	$1.71	$2.05	$1.45

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 30, 2016	January 1, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,110	$7,522
Accounts receivable - net	99,212	92,270
Prepaid expenses and other current assets	11,432	9,672
TOTAL CURRENT ASSETS	120,754	109,464
PROPERTY AND EQUIPMENT - NET	10,732	10,000
GOODWILL	305,476	277,061
OTHER INTANGIBLE ASSETS - NET	85,063	64,629
TRANSACTION DEPOSIT	128,930	—
OTHER ASSETS	7,757	3,615
TOTAL ASSETS	$658,712	$464,769

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,122	$12,297
Accrued other liabilities	39,728	42,524
TOTAL CURRENT LIABILITIES	51,850	54,821

LONG-TERM LIABILITIES:
Revolving credit facility	262,456	113,790
Deferred tax liabilities	21,145	13,094
Seller notes	12,500	6,556
Other liabilities	6,581	2,608
TOTAL LONG-TERM LIABILITIES	302,682	136,048
TOTAL LIABILITIES	354,532	190,869

NONCONTROLLING INTEREST - REDEEMABLE -
HEALTHCARE INNOVATIONS	2,256	3,639

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.05; authorized 2,000 shares; none issued or outstanding	—	—
Common stock, par value $0.10; authorized 25,000; 10,504 and 10,125 issued and outstanding	1,051	1,013
Treasury stock, at cost, 117 and 103 shares	(3,258)	(2,731)
Additional paid-in capital	141,233	127,253
Retained earnings	163,763	145,456
Almost Family, Inc. stockholders' equity	302,789	270,991
Noncontrolling interest - nonredeemable	(865)	(730)
TOTAL STOCKHOLDERS’ EQUITY	301,924	270,261
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$658,712	$464,769

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

							Non-		Non-
					Additional		controlling	Total	controlling
	Common Stock		Treasury Stock		Paid-in	Retained	Interest - Non-	Stockholders’	Interest -
	Shares	Amount	Shares	Amount	Capital	Earnings	redeemable	Equity	Redeemable
Balance, December 31, 2013	9,500	$950	(92)	$(2,340)	$103,858	$111,789	$(186)	$214,071	$3,639
Share award maturities, net of shares surrendered or withheld	14	1	(2)	(52)	156	—	—	105	—
Share awards and related compensation	60	6	—	—	1,808	—	—	1,814	—
Tax gain from stock-based compensation	—	—	—	—	40	—	—	40	—
Net loss noncontrolling interests - redeemable	—	—	—	—	—	—	—	—	(6)
Noncontrolling interests - redeemable fair value accretion	—	—	—	—	—	(6)	—	(6)	6
Net loss noncontrolling interests - nonredeemable	—	—	—	—	—	—	(234)	(234)	—
Net income attributable to Almost Family, Inc.	—	—	—	—	—	13,763	—	13,763	—
Balance, December 31, 2014	9,574	957	(94)	(2,392)	105,862	125,546	(420)	229,553	3,639
Share award maturities, net of shares surrendered or withheld	10	1	(9)	(339)	128	—	—	(210)	—
Share awards and related compensation	100	11	—	—	2,110	—	—	2,121	—
Tax gain from stock-based compensation	—	—	—	—	215	—	—	215	—
Stock provided in acquisitions	441	44	—	—	18,938	—	—	18,982	—
Net loss noncontrolling interests - redeemable	—	—	—	—	—	—	—	—	(99)
Noncontrolling interests - redeemable fair value accretion	—	—	—	—	—	(99)	—	(99)	99
Net loss noncontrolling interests - nonredeemable	—	—	—	—	—	—	(310)	(310)	—
Net income attributable to Almost Family, Inc.	—	—	—	—	—	20,009	—	20,009	—
Balance, January 1, 2016	10,125	1,013	(103)	(2,731)	127,253	145,456	(730)	270,261	3,639
Share award maturities, net of shares surrendered or withheld	1	—	(14)	(527)	230	—	—	(297)	—
Share awards and related compensation	98	10	—	—	2,750	—	—	2,760	—
Tax gain from stock-based compensation	—	—	—	—	353	—	—	353	—
Stock provided in acquisitions	280	28	—	—	10,647	—	—	10,675	—
Acquired noncontrolling interests	—	—	—	—	—	—	—	—	(1,383)
Net gain noncontrolling interests - redeemable	—	—	—	—	—	—	—	—	654
Noncontrolling interests - redeemable fair value accretion	—	—	—	—	—	654	—	654	(654)
Net loss noncontrolling interests - nonredeemable	—	—	—	—	—	—	(135)	(135)	—
Net income attributable to Almost Family, Inc.	—	—	—	—	—	17,653	—	17,653	—
Balance, December 30, 2016	10,504	$1,051	(117)	$(3,258)	$141,233	$163,763	$(865)	$301,924	$2,256

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	2016	2015	2014
Cash flows from operating activities:
Net income before NCI	$18,172	$19,541	$13,524
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	4,445	3,927	3,913
Provision for uncollectible accounts	11,708	12,743	9,417
Stock-based compensation	2,760	2,121	1,814
Loan cost amortization	336	281	190
Deferred income taxes	8,725	3,914	5,500
	46,146	42,527	34,358
Change in certain net assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(18,701)	(17,393)	(25,613)
Prepaid expenses and other current assets	(377)	2,402	(647)
Other assets	(1,215)	(585)	165
Accounts payable and accrued expenses	(1,410)	(5,745)	(1,277)
Net cash provided by operating activities	24,443	21,206	6,986
Cash flows from investing activities:
Capital expenditures	(6,206)	(3,117)	(1,231)
Cost basis investment	—	(1,000)	—
Transaction deposit	(128,930)	—	—
Acquisitions, net of cash acquired	(31,486)	(82,578)	(969)
Net cash used in investing activities	(166,622)	(86,695)	(2,200)
Cash flows from financing activities:
Credit facility borrowings	389,328	233,425	66,632
Credit facility repayments	(240,662)	(166,082)	(76,185)
Debt issuance fees	(3,900)	(1,161)	—
Proceeds from stock option exercises	230	128	156
Purchase of common stock in connection with share awards	(527)	(338)	(52)
Tax impact of share awards	353	215	40
Payment of special dividend	—	(50)	(35)
Principal payments on notes payable and capital leases	(55)	(12)	(702)
Net cash provided by (used in) financing activities	144,767	66,125	(10,146)
Net increase (decrease) in cash and cash equivalents	2,588	636	(5,360)
Cash and cash equivalents at beginning of period	7,522	6,886	12,246
Cash and cash equivalents at end of period	$10,110	$7,522	$6,886
Supplemental disclosures of cash flow information:
Cash payment of interest, net of amounts capitalized	$5,472	$1,890	$1,264
Cash payment of taxes	$2,549	$4,651	$1,953
Summary of non-cash investing and financing activities:
Acquisitions funded by notes payable	$6,000	$5,000	$—
Acquisitions funded by stock	$10,675	$18,982	$—

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated all dollar and share amounts are in thousands)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation and Description of Business

The consolidated financial statements include the accounts of Almost Family, Inc. (a Delaware corporation) and its wholly-owned subsidiaries (collectively “Almost Family” or the “Company”).  The Company is a leading provider of cost efficient, high quality home healthcare care services and related innovations to drive savings for payors and improve patient outcomes and experience.

On December 31, 2016, subsequent to our year-end, the Company acquired an 80% controlling interest in the entity holding the home health and hospice assets of Community Health Systems, Inc. (“CHS” and “CHS Home Health” or “CHS JV Transaction”).  CHS Home Health, a provider of skilled home health and hospice services, currently operates 74 home health and 15 hospice branch locations in 22 states.  With the completion of this transaction, Almost Family now operates 340 branches across 26 states.    The purchase price of $128.0 million was funded through borrowings on the Company's Revolving Credit Facility and is included in Transaction Deposit in the Consolidated Balance Sheet at December 30, 2016.  CHS retained the remaining 20%.

On June 18, 2016, the Company acquired certain home health agency assets primarily in Wisconsin, but also in Connecticut and Kentucky (collectively, the “Wisconsin Acquisition”).  On January 5, 2016, the Company acquired 100% of the equity of Long Term Solutions, Inc. (“LTS”)  for a purchase price of $37 million.  On January 5, 2016, the Company purchased the assets of a Medicare-certified home health agency owned by Bayonne Visiting Nurse Association (“Bayonne”) located in New Jersey.  On November 5, 2015, the Company completed the acquisition of Black Stone Operations, LLC (“Black Stone”).  Black Stone owned and operated personal care and skilled home health services in western Ohio.  On August 29, 2015, the Company completed the acquisition of Bracor, Inc. (dba “WillCare”).  WillCare owned and operated Visiting Nurse (“VN”) and Personal Care (“PC”) branch locations in New York (12), and Connecticut (1).  On July 22, 2015, the Company acquired Ingenios Health (“Ingenios”).  Ingenios is a leading provider of technology enabled in-house clinical assessments for Medicare Advantage, Managed Medicaid and Commercial Exchange lives in four states and Washington, D.C.  On March 2, 2015, the Company acquired the stock of WillCare’s Ohio operations.  On January 29, 2015, the Company acquired a noncontrolling interest in a development stage analytics and software company, NavHealth, Inc. (“NavHealth”).  The acquisitions are more fully described in Note 11, “Acquisitions.”

The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”).  All intercompany balances and transactions have been eliminated.

Fiscal Year End

Effective with the first quarter of 2015, the Company adopted a 52-53 week fiscal reporting calendar under which it will report its annual results going forward in four equal 13-week quarters.  Every fifth year, one quarter will include 14 weeks and that year will include 53 weeks of operating results.  All references herein for the years 2016, 2015 and 2014 represent the fiscal years ended December 30, 2016 and January 1, 2016, and the calendar year ended December 31, 2014, respectively.

New Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”).  ASU 2016-15 clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows.  It also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows.  ASU 2016-15 is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years.  Early adoption is permitted.  The Company is currently evaluating the impact ASU 2016-15 will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (“ASU 2016-09”).  ASU 2016-09 is intended to simplify several aspects of the accounting for share-based payments.  The guidance will be effective for fiscal years beginning after December 15, 2016, including interim periods within that year.  The Company is in the process of evaluating the impact of the adoption of this ASU.

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”).  ASU 2016-02 requires lessees to recognize assets and liabilities on their balance sheet related to the rights and obligations created by most leases, while continuing to recognize expenses on their income statements over the lease term.  It will also require disclosures designed to give financial statement users information regarding the amount, timing, and uncertainty of cash flows arising from leases.  The guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those years.  Early adoption is permitted for all entities.  The Company is currently evaluating the impact ASU 2016-02 will have on its consolidated financial statements and associated disclosures.

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (“Subtopic 835-30”):  Simplifying the Presentation of Debt Issuance Costs.  In certain instances, Subtopic 835-30 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability.  Subtopic 835-30 is effective for annual and interim periods beginning after December 15, 2015.  With the adoption of Subtopic 835-30, amortization of debt issuance costs of $281 and $190 were reclassified from amortization expense to interest expense for the years-ended January 1, 2016 and December 31, 2014, respectively, while interest expense for the fiscal year ended December 30, 2016 includes $336 of debt issue costs amortization.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles – Goodwill and Other – Internal-Use Software (“Subtopic 350-40”): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.  Subtopic 350-40 provides guidance that all software licenses included in cloud computing arrangement be accounted for consistent with other licenses of intangible assets.  However, if a cloud computing arrangement does not include a software license, the arrangement should be accounted for as a service contract, the accounting for which did not change.  Subtopic 350-40 is effective for annual and interim periods beginning after December 15, 2015.  The adoption of ASU No. 2015-05 did not affect the Company’s financial position and results of operations.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“Topic 606”).  Topic 606 affects virtually all aspects of an entity’s revenue recognition, including determining the measurement of revenue and the timing of when it is recognized for the transfer of goods or services to customers.  Topic 606 is effective for annual reporting periods beginning after December 15, 2017.  The Company is continuing to evaluating Topic 606, but does not initially foresee a material impact from the adoption of Topic 606 on its 2018 financial position and results of operations.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Uninsured deposits at December 30, 2016 and January 1, 2016 were approximately $7,845 and $4,681, respectively.  These amounts have been deposited with national financial institutions.

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

Goodwill and Other Intangible Assets

Goodwill and indefinite lived intangible assets acquired are stated at fair value at the date of acquisition.  Subsequent to acquisition, the Company conducts annual reviews for impairment, or more frequently if circumstances indicate impairment may have occurred.  The Company reviews goodwill for impairment based on its identified reporting units, which are the same as its reportable segments.  The Company tests goodwill for impairment by comparing the carrying value to the estimated fair value of its reporting units, determined using a combination of the market approach (guideline company and similar transaction method) and income approach (discounted cash flow analysis).  The Company annually tests its indefinite-lived intangible assets, principally trade names, certificates of need, provider numbers and licenses.  Specifically trade names are tested using a “relief-from-royalty” valuation method compared to the carrying value.  Significant assumptions inherent in the valuation methodologies for goodwill and other intangibles are employed and include, but are not limited to, such estimates as future projected business results, growth rates, legislated changes in payment rates, weighted-average cost of capital for a market participant, royalty and discount rates.  The Company has completed its most recent annual impairment tests as of December 30, 2016 and determined that no impairment existed.

Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, such as the cost of non-compete agreements for which their estimated useful life is usually 3 years, beginning after the earn-out period, if any.

The following table summarizes the activity related to the Company’s goodwill and other intangible assets:

		Other Intangible Assets
		Certificates
		of Need and	Trade	Non-compete	Customer
	Goodwill	Licenses	Names	Agreements	Relationships	Total
Balances at December 31, 2014	$192,523	$39,611	$14,771	$20	$—	$54,402
Acquisitions	84,538	6,433	3,640	180	—	10,253
Amortization	—	—	(10)	(16)	—	(26)
Balances at January 1, 2016	277,061	46,044	18,401	184	—	64,629
Acquisitions	28,415	5,388	4,930	600	10,190	21,108
Amortization	—	—	(8)	(164)	(502)	(674)
Balance at December 30, 2016	$305,476	$51,432	$23,323	$620	$9,688	$85,063

In conjunction with the LTS acquisition in the Company’s HCI segment, the Company identified finite-lived intangible assets including Customer Relationships and Non-compete Agreements.  Future annual amortization for these assets should approximate amortization for 2016 above.  See Note 11 for further discussion of acquisitions.

The following table summarizes the Company’s goodwill and other intangible assets by segment:

		Other Intangible Assets
		Certificates
		of Need and	Trade	Non-compete	Customer
	Goodwill	Licenses	Names	Agreements	Relationships	Total
Visiting Nurse	$186,384	$42,884	$13,206	$92	$—	$56,182
Personal Care	72,773	3,160	5,195	92	—	8,447
Healthcare Innovations	17,904	—	—	—	—	—
January 1, 2016 balance	$277,061	$46,044	$18,401	$184	$—	$64,629

Visiting Nurse	$193,824	47,252	13,198	69	—	$60,519
Personal Care	75,003	4,180	5,195	69	—	9,444
Healthcare Innovations	36,649	—	4,930	482	9,688	15,100
December 30, 2016 balance	$305,476	$51,432	$23,323	$620	$9,688	$85,063

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

The Company capitalizes the cost of internally developed computer software for the Company’s own use.  Software development costs of approximately $1,279, $788 and $327 were capitalized in the years ended December 30, 2016, January 1, 2016 and December 31, 2014, respectively.

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

Accounting for Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the Company’s book and tax bases of assets and liabilities and tax carry-

forwards using enacted tax rates in effect for the year in which the differences are expected to reverse.  The effect of changes in tax rates on deferred taxes is recognized in the period in which the enactment dates change.  Valuation allowances are established when necessary on a jurisdictional basis to reduce deferred tax assets to the amounts expected to be realized.

Noncontrolling Interest Redeemable

The Company acquired a controlling interest in Imperium in October of 2013 and currently owns 72.0%.  The Company is party to a put and call arrangement with respect to the remaining 28.0% non-controlling interest in Imperium.  The redemption value for both the put and the call arrangement is equal to fair value.  Due to the existing put and call arrangements, the noncontrolling interest is considered to be redeemable and is recorded on the balance sheet as a redeemable noncontrolling interest outside of permanent equity.  The redeemable noncontrolling interest is recognized at the higher of 1) the accumulated earnings associated with the noncontrolling interest or 2) the redemption value as of the balance sheet date.

Seasonality

The Company’s VN segment operations located in Florida (which generated approximately 26% of that segment’s revenues in the year ended December 30, 2016) normally experience higher admissions during the first quarter and lower admissions during the third quarter than in the other quarters due to seasonal population fluctuations.

Net Service Revenues

The Company is paid for its services primarily by federal and state third-party reimbursement programs, commercial insurance companies, and patients. Revenues are recorded at established rates in the period during which the services are rendered.  Appropriate allowances to give recognition to third party payment arrangements are recorded when the services are rendered.

Approximately 68% of the Company’s consolidated net service revenues are derived from the Medicare program.  Net service revenues are recorded under the Medicare prospective payment program (PPS) based on a 60-day episode payment rate that is subject to adjustment based on certain variables including, but not limited to: (a) changes in the base episode payments established by the Medicare program; (b) adjustments to the base episode payments for case-mix and geographic wages; (c) a low utilization payment adjustment (LUPA) if the number of visits was fewer than five; (d) a partial payment if a patient is transferred to another provider or if a patient is received from another provider before completing the episode; (e) a payment adjustment based upon the level of therapy services required (thresholds set at 6, 14 and 20 visits); (f) an outlier payment if the patient’s care was unusually costly (capped at 10% of total reimbursement); (g) the number of episodes of care provided to a patient; and (h) a 2% reduction for sequestration.

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

Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation.  It is common for issues to arise related to: 1) medical coding, particularly with respect to Medicare, 2) patient eligibility, particularly related to Medicaid, and 3) other reasons unrelated to credit risk, all of which may result in adjustments to recorded revenue amounts.  The Company continuously evaluates the potential for revenue adjustments and when appropriate provides allowances for losses based upon the best available information.  There is at least a reasonable possibility that recorded estimates could change by material amounts in the near term.  Changes in estimates related to prior periods (increased) decreased revenues by approximately ($608), ($365), and ($320) in 2016, 2015 and 2014, respectively.

Revenue and Receivable Concentrations

The following table sets forth the percent of the Company’s revenues generated from Medicare, state Medicaid programs and other payors for the year ended:

	2016	2015	2014
Medicare	68.2%	71.4%	72.4%
Medicaid & other government programs:
Ohio	9.6%	9.1%	8.8%
Connecticut	5.0%	5.5%	5.5%
New York	4.0%	1.7%	—%
Tennessee	2.3%	3.2%	2.5%
Kentucky	1.0%	1.7%	1.8%
Wisconsin	0.9%	—%	—%
Florida	0.3%	0.9%	0.6%
Others	0.1%	0.4%	0.4%
Subtotal	23.2%	22.5%	19.6%
All other payors	8.6%	6.1%	8.0%
Total	100.0%	100.0%	100.0%

Concentrations in the Company’s accounts receivable were as follows:

	2016		2015
	Amount	Percent	Amount	Percent
Medicare	$64,128	53.2%	$50,369	45.9%
Medicaid & other government programs:
Ohio	10,937	9.1%	8,627	7.9%
Connecticut	6,735	5.6%	2,693	2.5%
Tennessee	5,756	4.8%	8,038	7.3%
Wisconsin	4,451	3.7%	—	—%
Kentucky	3,741	3.1%	3,055	2.8%
Florida	3,338	2.8%	2,702	2.5%
New York	3,216	2.7%	3,207	2.9%
Others	651	0.5%	1,156	1.1%
Subtotal	38,825	32.2%	29,478	26.9%
All other payors	17,561	14.6%	29,937	27.3%
Subtotal	120,514	100.0%	109,784	100.0%
Allowances	(21,302)		(17,514)
Total	$99,212		$92,270

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

Payor Mix Concentrations and Related Aging of Accounts Receivable

The approximate breakdown by payor classification as a percent of total accounts receivable, net of contractual allowances, if any, were as follows:

	2016
Payor	0-90	91-180	181-365	>1 yr.	Total
Medicare	27%	13%	8%	5%	53%
Medicaid & Government	15%	5%	4%	8%	32%
Self Pay	1%	0%	0%	0%	2%
Insurance	6%	2%	2%	4%	13%
Total	48%	21%	14%	17%	100%

	2015
Payor	0-90	91-180	181-365	>1 yr.	Total
Medicare	26%	10%	7%	3%	46%
Medicaid & Government	12%	4%	8%	3%	27%
Self Pay	6%	1%	1%	1%	9%
Insurance	7%	2%	5%	4%	18%
Total	51%	17%	21%	11%	100%

Variations between years are largely attributable to acquisitions.

Allowance for Uncollectible Accounts by Payor Mix and Related Aging

The Company records an estimated allowance for uncollectible accounts by applying estimated bad debt percentages to its accounts receivable aging.  The percentages to be applied by payor type are based on the Company’s historical collection and loss experience.  The Company’s effective allowances for uncollectible accounts as a percent of accounts receivable were as follows:

	2016
Payor	0-90	91-180	181-365	>1 yr.	>2 yrs.
Medicare	1%	3%	16%	73%	100%
Medicaid & Government	1%	3%	16%	81%	100%
Self Pay	1%	6%	28%	100%	100%
Insurance	2%	4%	20%	75%	100%
Total	1%	3%	17%	77%	100%

	2015
Payor	0-90	91-180	181-365	>1 yr.	>2 yrs.
Medicare	3%	6%	36%	55%	100%
Medicaid & Government	4%	5%	44%	46%	100%
Self Pay	4%	3%	34%	59%	100%
Insurance	3%	5%	36%	56%	100%
Total	3%	5%	38%	53%	100%

Variations between years are largely attributable to focused collection efforts for specific payors.

The Company’s allowance for uncollectible accounts at December 30, 2016 and January 1, 2016 was approximately $21,302 and $17,514, respectively.

Contingent Service Revenues

The Company, through its Imperium acquisition, provides strategic health management services to ACOs that have been approved to participate in the Medicare Shared Savings Program (“MSSP”).  In some cases, the Company also had ownership interests in ACOs beginning January 1, 2015.

ACOs are entities that contract with CMS to serve the Medicare fee-for-service population with the goal of better care for individuals, improved health for populations and lower costs.  ACOs share savings with CMS to the extent that the actual costs of serving assigned beneficiaries are below certain trended benchmarks of such beneficiaries and certain quality performance measures are achieved.  The MSSP is relatively new and therefore has limited historical experience, which impacts the Company’s ability to accurately accumulate and interpret the data available for calculating an ACO’s shared savings, if any.  MSSP payments are not recognized in revenue until persuasive evidence of an agreement exists, services have been rendered, the payment is fixed and determinable and collectability is insured, which is generally satisfied upon cash receipt.  Under such agreements, the Company recognized $4.3 million and $1.4 million in MSSP payments for cash received during 2016 and 2015 related to savings generated for the program period ended December 31, 2015 and December 31, 2014, respectively, which is included in the Company’s Healthcare Innovations segment revenues.  The Company has yet to recognize potential MSSP payments, if any, for savings generated for the December 31, 2016 program period.

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

	2016	2015	2014
Basic weighted average outstanding shares	10,153	9,505	9,333
Dilutive effect of outstanding compensation awards	193	240	129
Diluted weighted average outstanding shares	10,346	9,745	9,462

The assumed conversions to common stock of 76, 20, and 94 of the Company’s outstanding stock options and unmet performance shares were excluded from the diluted EPS computation in 2016, 2015, and 2014, respectively, because these items, on an individual basis, have an anti-dilutive effect on diluted EPS.

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

Advertising Costs

The Company expenses the costs of advertising, as incurred.  Advertising expense was $403, $393 and $306 for 2016, 2015 and 2014, respectively.

NOTE 2 - ACCRUED LIABILITIES

Accrued liabilities consist of the following as of fiscal year ended:

	2016	2015
Wages and employee benefits	$17,792	$20,687
Insurance accruals	14,535	14,541
Accrued taxes	633	643
Kentucky Medicaid cost report (receivable) payable	(30)	616
Accrued professional fees and other	6,798	6,037
	$39,728	$42,524

NOTE 3 - PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consist of the following as of the fiscal year ended:

	2016	2015
Leasehold improvements	$2,856	$2,312
Medical equipment	1,518	1,561
Computer equipment	12,414	14,633
Internally developed software	4,158	1,744
Office and other equipment	6,717	6,369
Vehicles	146	162
	27,809	26,781
Less accumulated depreciation	(17,077)	(16,781)
	$10,732	$10,000

Depreciation and amortization expense related to property, plant and equipment is recorded in general and administrative expenses - other and was $3,768, $3,321 and $3,850 in 2016, 2015 and 2014, respectively.

NOTE 4 - REVOLVING CREDIT FACILITY

On December 5, 2016, the Company entered into a new and expanded revolving credit facility with JPMorgan Chase Bank, N.A., as Administrative Agent, and certain other lenders (the “Facility”).  The Facility provides a credit line of $225.0 million on and after December 5, 2016, and up to $350 million on and after the closing of the Company’s acquisition of 80% of the membership interests in the CHS JV Transaction.  The Facility also includes an accordion feature providing that up to $150 million of additional borrowings may be available upon our further request and approval by a lender or lenders willing to extend such borrowings.  Borrowings, other than letters of credit, under the Facility generally will bear interest at a varying rate equal to the London Interbank Offered Rate (“LIBOR”) plus a margin which varies from 1.50% to 2.75%, depending on our leverage ratio.  The Facility is secured by substantially all our assets and the assets and stock of our subsidiaries. Our subsidiaries have also guaranteed the Facility.  The Facility has a maturity date of December 3, 2021.  Debt issuance costs of $4.7 million were capitalized with the Facility and will be amortized through December, 2021.

Borrowings under the Facility are subject to various covenants, including a maximum leverage ratio for all calculation dates ending on or before December 31, 2017, of 4.0 times earnings before interest, taxes, depreciation and amortization, as adjusted (“EBITDA”) plus “Acquired EBITDA” from pro-forma acquisitions as defined.  The maximum leverage ratio steps down, to a maximum leverage ratio of 3.75 times EBITDA plus Acquired EBITDA for calculation dates after December 31, 2017, and on or before June 30, 2018, and to a maximum leverage ratio of 3.5 times EBITDA plus

Acquired EBITDA for calculation dates on and after September 30, 2018.  Borrowings under the revolving credit facility may be used for general corporate purposes, including acquisitions.  A portion of the proceeds were used to repay all the outstanding obligations of our prior credit agreement.  Additionally, on December 30, 2016 the Company borrowed approximately $128.9 million from the Facility to finance the CHS Home Health transaction, which was classified as a Transaction Deposit and included in Revolving credit facility in the Consolidated Balance Sheets.

As of December 30, 2016, the Company was in compliance with the various financial covenants.  Application of the Facility’s borrowing formula as of December 30, 2016, would have permitted approximately $78.6 million to be used.  We had irrevocable letters of credit totaling $14.7 million in connection with our self-insurance programs.

On January 25, 2017, the Company sold 3,450 shares of common stock for net proceeds of $144.3 million, after deducting the estimated underwriting discounts and commissions and our offering expenses, which were used to repay obligations under the Facility.  As a result, credit available under the Facility increased thereafter to approximately $204 million.  See Note 13, “Subsequent Events” for further details.

The effective interest rates on our borrowings were 3.6% and 3.5% for 2016 and 2015, respectively.

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

As of December 30, 2016, the Company does not have any assets or liabilities carried at fair value that are measured on a recurring basis.

NOTE 6 - INCOME TAXES

The provision for income taxes consists of the following as of the fiscal year ended:

	2016	2015	2014
Federal - current	$1,329	$5,283	$2,829
State and local - current	930	1,359	1,182
Deferred	8,725	3,914	5,500
	$10,984	$10,556	$9,511

A reconciliation of the statutory to the effective rate of the Company is as follows as of the fiscal year ended:

	2016	2015	2014
Tax provision using statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of Federal benefit	4.3%	4.4%	4.7%
Valuation allowance	(0.4)%	0.2%	1.0%
Noncontrolling interest related	(0.7)%	0.6%	0.4%
Permanent differences	(0.5)%	0.3%	(0.1)%
Legal settlement related	—%	(5.4)%	—%
Tax provision for continuing operations	37.7%	35.1%	41.0%

The Company has provided a valuation allowance against certain net deferred tax assets based upon management’s estimation of realizability of those assets through future taxable income.  This valuation allowance was based in large part on the Company’s history of generating operating income or losses in individual tax locales and expectations for the future.  The Company’s ability to generate the expected amounts of taxable income from future operations to realize its recorded net deferred tax assets is dependent upon general economic conditions, competitive pressures on revenues and margins and legislation and regulation at all levels of government.  There can be no assurances that the Company will meet its expectations of future taxable income.  However, management has considered the above factors in reaching its conclusion that it is more likely than not that future taxable income will be sufficient to realize the deferred tax assets (net of valuation allowance) as of December 30, 2016.

During 2016, the valuation allowance increased by $0.7 million due to a change in expected realizability of deferred tax assets.

The principal tax carry-forwards and temporary differences were as follows as of the fiscal year ended:

	2016	2015
Deferred tax assets
Non-deductible reserves and allowances	$12,688	$12,855
Insurance accruals	3,506	3,431
Net operating loss carryforwards	5,229	4,550
	21,423	20,836
Valuation allowance	(2,487)	(1,762)
Total deferred tax assets	18,936	19,074

Deferred tax liabilities
Goodwill & intangibles	(38,706)	(30,719)
Accelerated depreciation	(1,375)	(1,449)
Total deferred tax liabilities	(40,081)	(32,168)
Net deferred tax liabilities	$(21,145)	$(13,094)

Total net deferred tax liabilities are reflected in the accompanying balance sheet as long-term liabilities.

The Company had book goodwill of $105.1 million and $113.2 million at December 30, 2016 and January 1, 2016, respectively, which was not deductible for tax purposes.

As of December 30, 2016, the Company has U.S. operating loss carry forwards of $8.1 million that are available to reduce future taxable income.  If not used to offset taxable income, the losses will expire between 2028 and 2034.  Due to U.S. limitations on acquired operating losses, a valuation allowance has been established on $0.8 million of these losses.

State operating loss carryforwards totaling $42.9 million at December 30, 2016 are being carried forward in jurisdictions where the Company is permitted to use tax losses from prior periods to reduce future taxable income.  If not used to offset future taxable income, these losses will expire between 2017 and 2036.  Due to uncertainty regarding the Company’s ability to use some of the carryforwards, a valuation allowance has been established on $35.8 million of state net operating loss carryforwards.  Based on the Company’s historical record of producing taxable income and expectations for the future, the Company has concluded that future operating income will be sufficient to give rise to taxable income sufficient to utilize the remaining state net operating loss carryforwards.

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

	2016	2015	2014
Beginning of fiscal year	$2,470	$1,186	$—
Increases related to positions taken on items from prior years	—	—	—
Decreases related to positions taken on items from prior years	(94)	—	—
Increases related to positions taken in the current year	1,182	1,284	1,186
Lapse of statute of limitations	—	—	—
Settlement of uncertain tax positions with tax authorities	—	—	—
Balance at end of fiscal year	$3,558	$2,470	$1,186

For federal tax purposes, the Company is currently subject to examinations for tax years after 2012, while for state purposes, tax years after 2010 are subject to examination, depending on the specific state rules and regulations.  The Internal Revenue Service completed an examination of the Company’s December 31, 2011 tax year as well as an examination of Omni Home Health Holdings, Inc.’s federal tax returns for the year ended December 31, 2012 and the period ended December 6, 2013.

The Company may from time to time be assessed interest and penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to its financial results.  Assessments for interest and/or penalties are classified in the Consolidated Statement of Income as General and administrative - other.

NOTE 7 - STOCKHOLDERS’ EQUITY

Employee Stock Incentive Plans

The Company has a 2000 Employee Stock Option Plan which initially provided for options to purchase up to 1,000 shares of the Company’s common stock to key employees, officers and directors.  The Board of Directors determines the amount and terms of the options, which cannot exceed ten years.  At December 30, 2016, options for 83 shares were outstanding under this plan.  There are no shares available for future grant.

The 2007 Stock and Incentive Compensation Plan provided for stock awards up to 500 shares of the Company’s common stock to employees, non-employee directors or independent contractors, with a maximum number of full value restricted share awards up to 200.    As of December 30, 2016, options for 230 shares were outstanding under this plan, while 162 restricted shares had been awarded.  There are no shares available for future grant.

The 2013 Stock and Incentive Compensation Plan provides for stock awards up to 700 shares of the Company’s common stock to employees, non-employee directors or independent contractors.  As of December 30, 2016, options awarded and outstanding under this plan were 190 and 188, respectively, and restricted shares awarded and outstanding were 296 and 213, respectively.  There are 214 shares available for future grant.

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

On March 4, 2016, the Company granted 56 performance-based, restricted share awards (“performance shares”) under the 2013 Stock and Incentive Compensation Plans to key executives.  These performance shares entitle certain executives to receive a number of shares of our common stock based upon the Company’s satisfaction of certain performance criteria approved by the Board of Directors.  The awards cliff-vest at the end of three years and were valued at the market price of a share of the Company’s stock on the date of grant assuming 100% achievement.  Under the plan, achievement ranges from 0% to 200%.  The Company deemed achievement not probable at December 30, 2016 and recorded no compensation expense.

Changes in award shares outstanding are summarized as follows:

	Performance shares		Restricted shares		Options

		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.
	Shares	Grant Price	Shares	Grant Price	Shares	Ex. Price
January 1, 2016	—	—	177	32.39	467	26.39
Granted	56	36.03	48	37.44	56	36.03
Vested or Exercised	—	—	(48)	22.94	(19)	20.85
Forfeited	(1)	(36.03)	(19)	43.14	(3)	(24.15)
December 30, 2016	55	$36.03	158	$34.93	501	$27.69

Aggregate intrinsic value represents the estimated value of the Company’s common stock at end of the period in excess of the weighted average exercise price multiplied by the number of options outstanding or exercisable.  The aggregate intrinsic value of options outstanding and exercisable at December 30, 2016 is $8,221 and $6,403, respectively.  The total intrinsic value of stock options exercised during 2016, 2015 and 2014 was $442, $171 and $460, respectively.

The following table summarizes information about stock options at December 30, 2016:

	Options Outstanding			Options Exercisable
		Wtd. Avg.			Wtd. Avg.
Range of		Remaining	Wtd. Avg.		Remaining	Wtd. Avg.
Exercise		Contractual	Exercise		Contractual	Exercise
Price	Shares	Life	Price	Shares	Life	Price
$0.00-20.00	93	0.71	$19.41	89	0.58	$19.41
$20.01-30.00	206	5.57	$22.97	159	5.06	$22.90
Over $30.00	202	6.04	$36.35	104	3.54	$36.13
	501	4.85	$27.69	352	3.48	$25.91

The following table details exercisable options and related information for year end:

	2016	2015	2014
Exercisable at end of year	352	312	273
Weighted average price	$25.91	$25.49	$25.59

Weighted average fair value of options granted during the year	$18.80	$12.35	$11.61

The following table details unvested option activity for the year ended December 30, 2016:

		Wtd. Avg.
	Shares	Ex. Price
January 1, 2016	155	$28.20
Vested	61	26.25
Granted	56	36.03
Forfeited	(1)	(36.03)
December 30, 2016	149	$31.91

The fair value of each option award is estimated on the date of grant using the Monte Carlo option valuation model with suboptimal exercise behavior.  The Monte Carlo model places greater emphasis on market evidence and predicts more realistic results because it considers open form information including volatility, employee exercise behaviors and turnover.  Stock options have a contractual term of 10 years.  The following assumptions were used in determining the fair value of option awards for 2016, 2015 and 2014:

	Equivalent	Expected	Implied
Grant date	interest rate	volatility	expected lives
March 4, 2016	1.68%	49.00%	8.35
March 2, 2015	2.07%	32.50%	6.86
March 17, 2014	2.68%	40.00%	8.32

Expected volatility is based on an analysis that looks at the unbiased standard deviation of the Company’s common stock over the option term.  The expected life of the options represents the period of time that the Company expects the options granted to be outstanding.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant of the option for the expected term of the instrument.  A 0% dividend yield was assumed as no dividend payout over the term of the award is expected.

As of December 30, 2016, there was $5,596 of total unrecognized compensation cost, including performance restricted shares at 100% of target, after estimated forfeitures, related to unvested share-based compensation granted under the plans.  That cost is expected to be recognized over a weighted-average period of 2.28 years.  The total fair value of option shares vested during 2016 and 2015 was $697 and $487, respectively.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“2009 ESPP”) which, if implemented, could provide employees of the Company and its subsidiaries with an opportunity to participate in the growth of the Company and to further align the interest of the employees with the interests of the Company through the purchase of shares of the Company’s Common Stock.  Under the 2009 ESPP, 300 shares of the Company’s Common Stock have been authorized for issuance.  As of December 30, 2016, all 300 shares remain available for issuance.

NOTE 8 - RETIREMENT PLAN

The Company administers a 401(k) defined contribution retirement plan for the benefit of the majority of its employees.  Employees may participate in the plan immediately upon employment.  The Company matches contributions in an amount equal to one-quarter of the first 5% of each participant’s contribution to the plan after completion of one year of service with the Company.  401(k) assets are held by an independent trustee, are not assets of the Company, and accordingly are not reflected in the Company’s balance sheets.  The Company’s retirement plan expense was approximately $1,054, $1,080 and $910 in 2016, 2015 and 2014, respectively.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain real estate, office space, and equipment under non-cancelable operating leases expiring at various dates through 2025 and which contain various renewal and escalation clauses.  Rent expense amounted to approximately $13,969, $11,356 and $12,846 for  2016, 2015 and 2014, respectively.  At December 30, 2016, minimum rental payments under these leases were as follows:

2017	$9,317
2018	6,802
2019	4,530
2020	3,636
2021	2,713
Thereafter	7,085
Total	$34,083

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

The Company has complied with a civil subpoena from the United States Department of Justice received in January of 2016 related to two locations acquired along with SunCrest in late 2013.  SunCrest had previously acquired the locations in its merger with Omni Home Health in 2011.  The subpoena seeks the production of various pre-acquisition business records limited to certain Omni operations in Sarasota and Tampa, Florida for the years 2007-2011.  The Company is cooperating fully with this investigation.  The subject operations generated less than 1% of the Company’s consolidated revenues.

NOTE 10 - SEGMENT DATA

At December 30, 2016, the Company has two divisions, Home Health care and Healthcare Innovations.  The Home Health care division is comprised of two reportable segments, Visiting Nurses Services (“VN” or “Visiting Nurse”) and Personal Care Services (“PC” or “Personal Care”).  Healthcare Innovations is also a reportable segment.

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

The Company’s VN segment provides skilled medical services in patients’ homes largely to enable recipients to reduce or avoid periods of hospitalization and/or nursing home care.  VN Medicare revenues are generated on a per episode basis rather than a fee per visit or day of care.  Approximately 95% of the VN segment revenues are generated from the Medicare program, while the balance is generated from Medicaid and private insurance programs.

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

	2016	2015	2014
Net service revenues
Home Health
Visiting Nurse	$436,147	$401,051	$380,788
Personal Care	161,367	127,712	112,497
Healthcare Innovations	26,027	3,451	2,544
	$623,541	$532,214	$495,829

Operating income (loss)
Home Health
Visiting Nurse	$56,574	$49,872	$42,899
Personal Care	13,509	14,170	12,453
Healthcare Innovations	5,657	(1,217)	(13)
Unallocated	(40,808)	(30,441)	(30,672)
	$34,932	$32,384	$24,667

Identifiable assets
Home Health
Visiting Nurse	$456,841	$310,317
Personal Care	116,085	111,524
Healthcare Innovations	60,159	22,024
Unallocated	25,627	20,904
	$658,712	$464,769

Identifiable liabilities
Home Health
Visiting Nurse	$31,792	$31,570
Personal Care	25,241	24,425
Healthcare Innovations	5,076	1,525
Unallocated	292,423	133,349
	$354,532	$190,869

Noncontrolling Interest - Redeemable
Healthcare Innovations	$2,256	$3,639	3,639

Capital expenditures
Home Health
Visiting Nurse	$1,099	$1,388	$465
Personal Care	294	203	149
Healthcare Innovations	908	108	—
Unallocated	3,905	1,418	617
	$6,206	$3,117	$1,231

Depreciation and amortization
Home Health
Visiting Nurse	$1,124	$1,210	$1,250
Personal Care	301	264	271
Healthcare Innovations	1,200	97	—
Unallocated	1,820	2,356	2,392
	$4,445	$3,927	$3,913

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

During the third quarter of 2016, one of the Company’s HCI subsidiaries redeemed certain outstanding shares increasing the Company's ownership percentage to 72.0% from 61.5%.

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

On January 5, 2016, the Company acquired 100% of the equity of LTS.  LTS is a provider of in-home nursing assessments for the long-term care insurance industry.  LTS provides assessments in all 50 U.S. states and a number of foreign countries.  The purchase price of $37 million was funded through borrowings on the Company’s bank credit facility, seller notes and issuance of the Company’s common stock.  The Company expects goodwill from this transaction to be deductible for tax purposes.  Approximately 74.4% of LTS’s 2016 revenue was from two customers.  LTS’s post acquisition operating results are reported in our Healthcare Innovations business segment.

On January 5, 2016, the Company purchased the assets of a Medicare-certified home health agency owned by Bayonne located in New Jersey.  Bayonne’s post acquisition operating results are reported in our VN segment.

On November 5, 2015, the Company acquired the stock of Black Stone Operations, LLC (“Black Stone”).  Black Stone is a provider of in-home personal care and skilled home health services in western Ohio and operates under the name “Home Care by Black Stone”.  The purchase price of $40 million was funded through borrowings on the Company’s bank credit facility, seller notes and issuance of the Company’s common stock.  The Company expects goodwill from this transaction to be deductible for tax purposes. Black Stone’s post acquisition operating results are reported in the Company’s VN and PC segments and Healthcare Innovations segment.

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

On July 22, 2015, the Company acquired 100% of the equity of Ingenios Health Co. for approximately $11.4 million of the Company’s common stock plus $2 million in cash.  Ingenios is a leading provider of technology enabled in-home clinical assessments for Medicare Advantage, Managed Medicaid and Commercial Exchange lives in four states and Washington, D.C.  The post-acquisition operating results of Ingenios are reported in the Company’s Healthcare Innovations business segment.

On March 1, 2015, the Company acquired the stock of WillCare’s Ohio operations for $3.0 million.

On January 29, 2015, the Company acquired a noncontrolling interest in a development stage analytics and software company, NavHealth.  The investment is an asset of the Company’s Healthcare Innovations segment.

The following table summarizes the fair value estimates as of the respective acquisition dates of the assets acquired and liabilities assumed for the WillCare (final), Ingenios (final) and Black Stone (final), LTS (preliminary), Bayonne (preliminary) and Wisconsin (preliminary) acquisitions:

Purchase
Price Allocation
Accounts receivable	$13,478
Property, plant & equipment	2,947
Other assets	2,072
Goodwill	112,953
Other intangibles	31,460
Assets acquired	162,910
Liabilities assumed	(9,844)
Net assets acquired	$153,066

NOTE 12 - QUARTERLY FINANCIAL DATA— (UNAUDITED)

Summarized quarterly financial data are as follows for 2016 and 2015:

	Dec. 30, 2016	Sep. 30, 2016	Jul. 1, 2016	Apr. 1, 2016	Jan. 1, 2016	Oct. 2, 2015	Jul. 3, 2015	Apr. 3, 2015
Net service revenues	$153,427	$160,421	$155,996	$153,698	$145,217	$131,232	$127,366	$128,399
Gross margin	69,952	74,347	72,304	71,466	67,521	61,757	61,023	60,072
Net income attributable to
Almost Family, Inc.	$3,592	$5,366	$4,777	$3,917	$2,806	$7,799	$5,010	$4,394

Average shares outstanding
Basic	10,162	10,172	10,158	10,089	9,775	9,604	9,393	9,353
Diluted	10,330	10,310	10,322	10,260	10,000	9,822	9,569	9,521

Net income attributable to Almost Family, Inc. per share
Basic	$0.35	$0.53	$0.47	$0.39	$0.29	$0.81	$0.53	$0.47
Diluted	$0.35	$0.52	$0.46	$0.38	$0.28	$0.79	$0.52	$0.46

NOTE 13 - SUBSEQUENT EVENTS

Management has evaluated all events and transactions that occurred after December 30, 2016.  The following non-recognized subsequent events were noted:

CHS Home Health Acquisition

On December 31, 2016, the first day of the Company’s 2017 fiscal year, the Company acquired an 80% controlling interest in the entity holding the home health and hospice assets of Community Health Systems, Inc. (NYSE: CYH) (“CHS Home Health”).  With the completion of this transaction, the Company now operates 340 branches across 26 states.    The purchase price of $128.0 million was funded through borrowings on the Company's Revolving Credit Facility.  CHS retained the remaining 20%.

Community Health Systems, Inc. ("CHS") is one of the largest publicly-traded hospital companies in the United States and a leading operator of general acute care hospitals in communities across the country.  CHS Home Health, which includes the former home health and hospice operations of CHS, provides in-home outpatient care services, including skilled nursing and acute care. CHS Home Health's operations are located primarily in the Midwest and Southern United

States with a major presence in Tennessee, Florida and Texas near existing CHS hospitals.  The home health business consists of 74 separate home health agencies across 22 states and the hospice business consists of 15 separate hospice agencies across 7 states.  The Company expects to allocate the purchase price between goodwill, intangible assets, property and equipment and working capital.

Stock Transaction

On January 19, 2017 subsequent to our fiscal year, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, pursuant to which the Company agreed to issue and sell to the Underwriters a total of 3,000 shares of the Company’s common stock, par value $0.10 per share (the “Common Stock”), plus an option to purchase up to 450 additional shares of Common Stock (“the Offering”), in a registered public offering pursuant to the Company’s shelf registration statement on Form S-3 (Registration No. 333-204584).

On January 25, 2017, the Company sold 3,450 shares of common stock at $44.50 per share under the shelf registration statement for gross proceeds of approximately $153.5 million.  Net proceeds were approximately $144.3 million, after deducting the estimated underwriting discounts and commissions and our offering expenses. Proceeds from the offering were used to repay obligations under the revolving credit facility, which increased credit available under the Facility from approximately $78.6 million at December 30, 2016 to approximately $204 million after the offering.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Almost Family, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Almost Family, Inc. and Subsidiaries as of December 30, 2016 and January 1, 2016 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 30, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a) 2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Almost Family, Inc. and Subsidiaries at December 30, 2016 and January 1, 2016, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 30, 2016, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Almost Family, Inc. and Subsidiaries’ internal control over financial reporting as of December 30, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 14, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Louisville, Kentucky

March 14, 2017

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Principal Financial Officer (PFO), we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 30, 2016 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) with the exception of the operations of Long Term Solutions, Inc., which constituted 6% of total assets as of December 30, 2016 and 2% of net service revenues for the  fiscal year then ended.  Based on that evaluation, our management concluded our internal control over financial reporting was effective based on the criteria described above as of December 30, 2016.

Ernst & Young LLP, an independent registered public accounting firm, has audited and reported on the effectiveness of our internal control over financial reporting.  The report of Ernst & Young LLP is contained in this Annual Report.

/s/ William B. Yarmuth	/s/ C. Steven Guenthner
William B. Yarmuth	C. Steven Guenthner
Chairman and Chief Executive Officer	President & Principal Financial Officer

Date: March 14, 2017	March 14, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Almost Family, Inc. and Subsidiaries

We have audited Almost Family, Inc. and Subsidiaries’ internal control over financial reporting as of December 30, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Almost Family, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Long Term Solutions, Inc., which is included in the 2016 consolidated financial statements of Almost Family, Inc. and Subsidiaries and constituted 6% of total assets as of December 30, 2016 and 2% of net service revenues for the year then ended. Our audit of internal control over financial reporting of Almost Family, Inc. and Subsidiaries also did not include an evaluation of the internal control over financial reporting of Long Term Solutions, Inc.

In our opinion, Almost Family, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 30, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Almost Family Inc. and Subsidiaries as of December 30, 2016 and January 1, 2016 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 30, 2016 and our report dated March 14, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Louisville, Kentucky

March 14, 2017

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures — As of December 30, 2016, the Company’s management, with participation of the Company’s Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e).  Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 30, 2016.

Internal Control — Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report that provides management’s assessment of our internal control over financial reporting as part of this Annual Report on Form 10-K for the year ended December 30, 2016.  Management’s report is included in Item 8 of this report under the caption entitled “Management’s Report on Internal Control Over Financial Reporting,” and is incorporated herein by reference.  Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting.  This attestation report is included in item 8 of this report under the caption entitled “Report of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting - There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2016, that have materially affected, or are reasonably likely to materially affect, Almost Family, Inc.’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

As described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” on the first day of the Company’s 2017 fiscal year, the Company acquired an 80% controlling interest in the entity holding the home health and hospice assets of Community Health Systems, Inc. (referred to herein as “CHS Home Health”).  With the completion of this transaction, the Company now operates 340 branches across 26 states.  The purchase price of $128 million was funded through borrowings on the Company's newly expanded $350 million revolving credit facility.  On January 25, 2017, the Company sold 3,450,000 shares of common stock in a public offering for net proceeds of $144.3 million, after deducting the estimated underwriting discounts and commissions and our offering expenses.  These proceeds were used to repay obligations under the revolving credit facility, resulting in borrowing capacity of approximately $200 million now available for future growth and acquisitions.

In recognition of their specific roles in completing these transformational events, on March 10, 2017, the Compensation Committee of the Company’s Board of Directors awarded discretionary bonus payments to certain members of the executive management team.  With respect to the Company’s Named Executive Officers, the Compensation Committee, using its sole discretion, awarded the following discretionary bonus payments: (i) $400,000 for William B. Yarmuth, Chairman of the Board and Chief Executive Officer, (ii) $375,000 for C. Steven Guenthner, President and Principal Financial Officer, and (iii) $175,000 for P. Todd Lyles, Senior Vice President - Administration.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is set forth in the Registrant’s definitive proxy statement to be filed with the Commission no later than 120 days after December 30, 2016, except for the information regarding executive officers of the Company.  The information required by this Item contained in such definitive proxy statement is incorporated herein by reference.

The following table sets forth certain information with respect to the Company’s executive officers.

Name	Age	Position with the Company
William B. Yarmuth (1)	64	Chairman of the Board and Chief Executive Officer
C. Steven Guenthner (2)	56	President and Principal Financial Officer
P. Todd Lyles (3)	55	Senior Vice President — Administration
Daniel J. Schwartz (4)	50	Senior Vice President and Chief Operating Officer
Rajneesh Kaushal (5)	56	Senior Vice President and Chief Clinical Officer
Jeffrey T. Reibel (6)	45	Vice President and Chief Accounting Officer
John Shermyen (7)	63	Senior Vice President – Healthcare Innovations

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

(3)

P. Todd Lyles joined the Company as Senior Vice President Planning and Development in 1997 and now serves as Senior Vice President — Administration.  Prior to joining the Company Mr. Lyles was Vice President Development for the Kentucky Division of Columbia/HCA, a position he had held since 1993.  Mr. Lyles’ experience also includes 8 years with Humana Inc. in various financial and hospital management positions.

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

(7)

John Shermyen joined the Company as Senior Vice President – Healthcare Innovations in July 2015.  Mr. Shermyen’s experience in technology-enabled healthcare service management includes previously serving as founder and CEO of Ingenios Health, September 2013 – present, as well as, founder and CEO of LogistiCare Solutions from September 1995 to July 2009.

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

Equity Compensation Plans

As of December 30, 2016, shares of common stock authorized for issuance under our equity compensation plans are summarized in the following table.  See Note 7 to the consolidated financial statements for a description of the plans.  The table below is furnished pursuant to item 12.

	Shares to be	Weighted	Shares
	Issued Upon	Average Option	Available for
Plan Category	Exercise	Exercise Price	Future Grants

Plans approved by shareholders	501	$27.69	214
Plans not approved by shareholders	—	—	—
Total	501	$27.69	214

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

			Page Number
(a)	The following items are filed as part of this report:

	1.	Index to Consolidated Financial Statements

		Consolidated Statements of Income for the years ended December 30, 2016, January 1, 2016 and December 31, 2014	54

		Consolidated Balance Sheets as of December 30, 2016 and January 1, 2016	55

		Consolidated Statements of Stockholders’ Equity for the years ended December 30, 2016, January 1, 2016 and December 31, 2014	56

		Consolidated Statements of Cash Flows for the years ended December 30, 2016, January 1, 2016 and December 31, 2014	57

		Notes to Consolidated Financial Statements	58

		Reports of Independent Registered Public Accounting Firm	77

	2.	Index to Financial Statement Schedule

		Schedule II — Valuation and Qualifying Accounts	90

		All other Schedules have been omitted because they are either not required, not applicable, or the information has otherwise been supplied in the financial statements or notes thereto.

(b)	Exhibits required to be filed by Item 601 of Regulation S-K are set forth below:

Number	Description of Exhibit

2.1

Share Purchase Agreement dated as of February 24, 2015 by and among Almost Family, Inc, National Health Industries, Inc., Bracor, Inc. and Bracor’s shareholders, Summer Street Capital II, L.P., Summer Street Capital NYS Fund II, L.P., David W. Brason, Todd W. Brason and David W. Brason Multi-Generational Irrevocable Trust.  (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Almost Family hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission.) (incorporated by reference to the Exhibit 2.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014) (SEC File No. 001-09848).

2.2

Stock Purchase Agreement dated as of February 24, 2015 by and among Almost Family, Inc, National Health Industries, Inc., and Bracor, Inc.  (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Almost Family hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission.) (incorporated by reference to the Exhibit 2.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014) (SEC File No. 001-09848).

2.3

Closing Letter Agreement dated August 28, 2015, as amendment to Share Purchase Agreement dated as of February 24, 2015 by and among Almost Family, Inc., National Health Industries, Inc., Bracor, Inc. and Bracor’s shareholders, Summer Street Capital II, L.P., Summer Street Capital NYS Fund II, L.P., David W. Brason, Todd W. Brason and David W. Brason Multi-Generational Irrevocable Trust   (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Almost Family hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission.) (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on September 2, 2015) (SEC File No. 001-09848).

2.4

Agreement and Plan of Merger dated as of November 3, 2015 by and among Almost Family, Inc., National Health Industries, Inc., AFAM Acquisition, LLC, Black Stone Operations, LLC, Black Stone Companies of Ohio, Inc., ERH Development, LLC, Warren County Community Services, LLC, LEC Community Services, Inc., Primrose Retirement Communities, LLC, Kimberly Payne and David Brixey.  (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Almost Family hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission.) (incorporated by reference to Exhibit 2.4 to Registrant’s Annual Report on Form 10-K for the year ended January 1, 2016) (SEC File No. 001-09848).

2.5

Stock Purchase Agreement dated as of January 2, 2016 by and among National Health Industries, Inc., Almost Family, Inc., Long Term Solutions, Inc., and Anne Harrington, Noreen Guanci, Noreen Guanci 2009 Irrevocable Trust and Richard Guanci 2009 Irrevocable Trust.  (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Almost Family hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission.) (incorporated by reference to Exhibit 2.5 to Registrant’s Annual Report on Form 10-K for the year ended January 1, 2016) (SEC File No. 001-09848).

2.6

Equity Purchase Agreement dated as of October 14, 2016, by and among (i) National Health Industries, Inc., (ii) Almost Family, Inc., (iii) CHS/Community Health Systems, Inc., and (iv) Community Health United Home Care, LLC, including: (1)

Attachment ALLC Agreement

Attachment BPurchaser Required Consents (2)

Attachment CRequired Actions (2)

Attachment DSeller Required Consents (2)

Attachment EServices Agreement

Attachment FCompany Indebtedness (2)

Attachment GNoncompetition Agreement

Attachment HAffiliation Agreement

(1)

Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Almost Family hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission.

(2)

The information scheduled at this Attachment has been omitted pursuant to Item 601(b)(2) of Regulation S-K. Almost Family hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission.

(incorporated by reference to Exhibit 2.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016) (SEC File No. 001-09848).

3.1

Certificate of Incorporation, as amended, of the Registrant (incorporated by reference to Exhibit No. 3.1 of the Registrant’s Annual Report on Form 10-K for the year ended March 31, 1997 and Exhibit 3.1 of the Registrant’s Quarterly Report Form 10-Q for the quarter ended September 30, 2008) (SEC File No. 001-09848).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K as filed on June 8, 2012) (SEC File No. 001-09848).

4.1	Form of Senior Indenture – (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on form S-3 filed on May 29, 2015, SEC File No. 333-204584.)

4.2	Form of Subordinated Indenture – (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on form S-3 filed on May 29, 2015, SEC File No. 333-204584.)

4.3	Other Debt Instruments — copies of other debt instruments for which the total debt is less than 10% of assets will be furnished to the Commission upon request.

10.1+

Employment Agreement, dated January 1, 1996, between the Company and William B. Yarmuth (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 1996) (SEC File No. 001-09848).

10.2+	2007 Stock and Incentive Compensation Plan (incorporated by reference to Appendix A of the Definitive Proxy Statement on Schedule 14A as filed on June 25, 2007) (SEC File No. 001-09848).

10.3+	Amended and Restated 2000 Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 Reg. No. 333-88744).

10.4+

Forms of Stock Option Agreements and Restricted Stock Award Agreement pursuant to 2007 Stock and Incentive Plan (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008) (SEC File No. 001-09848).

10.5+

Amendment dated January 1, 2009 to Employment Agreement effective January 1, 1996, between the Registrant and William B. Yarmuth (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008) (SEC File No. 001-09848).

10.6+

Amendment to Amended and Restated 2000 Stock Option Plan dated January 1, 2009 (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008) (SEC File No. 001-09848).

10.7+	Almost Family, Inc. 2009 Employee Stock Purchase Plan (incorporated by reference to Appendix A of the Definitive Proxy Statement on Schedule 14A as filed on July 1, 2009) (SEC File No. 001-09848).

10.8

Credit Agreement, dated as of December 2, 2010 among Almost Family, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent and Bank of America, N.A., as Syndication Agent.  (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated December 2, 2010) (SEC File No. 001-09848).

10.9+	2013 Stock and Incentive Plan (incorporated by reference to Appendix A of the Definitive Proxy Statement on Schedule 14A as filed on April 4, 2013) (SEC File No. 001-09848).

10.10+

Forms of Stock Option Agreement and Restricted Stock Award Agreement pursuant to 2013 Stock and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013) (SEC File No. 001-09848).

10.11+

Offer of Employment letter dated March 12, 2013, between the Registrant and Daniel Schwartz (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013).

10.12

Third Amendment to Credit Agreement, dated as of February 12, 2015 among Almost Family, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent and Bank of America, N.A., as Syndication Agent.  (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed February 18, 2015) (SEC File No. 001-09848).

10.13

Consolidated Amended and Restated Guaranty and Ratification Agreement dated as of February 12, 2015 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K as filed February 18, 2015).

10.14

Consolidated Amended and Restated Pledge of Equity Interests dated as of February 12, 2015 (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K as filed February 18, 2015) (SEC File No. 001-09848).

10.15

Consolidated Amended and Restated Security Agreement dated as of February 12, 2015(incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K as filed February 18, 2015) (SEC File No. 001-09848).

10.16

Second Amendment to Credit Agreement dated as of December 6, 2013 by and among Almost Family, Inc. and JPMorgan Chase Bank, N.A., for itself and as Administrative Agent under the Credit Agreement dated as of December 2, 2010 (incorporated by reference to the Exhibit 10.14 to Registrant’s Report on Form 10-K for the year ended December 31, 2014) (SEC File No. 001-09848).

10.17

Letter Agreement dated as of December 10, 2012 by and among Almost Family, Inc. and JPMorgan Chase Bank, N.A., for itself and as Administrative Agent under the Credit Agreement dated as of December 2, 2010 (incorporated by reference to the Exhibit 10.15 to Registrant’s Report on Form 10-K for the year ended December 31, 2014) (SEC File No. 001-09848).

10.18

Fourth Amendment to Credit Agreement dated as of November 4, 2015 by and among Almost Family, Inc. and JPMorgan Chase Bank, N.A., for itself and as Administrative Agent under the Credit Agreement dated as of December 2, 2010 (incorporated by reference to Exhibit 10.19 to Registrant’s Annual Report on Form 10-K for the year ended January 1, 2016) (SEC File No. 001-09848).

10.19

Amended and Restated Credit Agreement dated as of December 5, 2016 among Almost Family, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed December 7, 2016) (SEC File No. 001-09848).

10.20

Amended and Restated Guaranty dated as of December 5, 2016 among each of the subsidiary guarantors and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K as filed December 7, 2016) (SEC File No. 001-09848).

10.21

Amended and Restated Pledge Agreement dated as of December 5, 2016 made by Almost Family, Inc. and subsidiaries for the benefit of JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K as filed December 7, 2016) (SEC File No. 001-09848).

10.22

Amended and Restated Security Agreement dated as of December 5, 2016 among Almost Family, Inc., each of the subsidiary guarantors and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K as filed December 7, 2016) (SEC File No. 001-09848).

10.23

Amended and Restated Limited Liability Company Agreement of AF-CH-HH, LLC, effective as of December 30, 2016 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed January 6, 2017) (SEC File No. 001-09848).

10.24

Administrative and Management Services Agreement by and between (i) AF-CH-HH, LLC and (ii) Almost Family, Inc. and National Health Industries, Inc. effective, as of December 30, 2016 (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K as filed January 6, 2017) (SEC File No. 001-09848).

10.25

Affiliation Agreement by and between AF-CH-HH, LLC and CHSPSC, LLC effective, as of December 30, 2016 (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K as filed January 6, 2017) (SEC File No. 001-09848).

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

101*

Financial statements from the Annual Report on Form 10-K of Almost Family, Inc. for the fiscal year ended December 30, 2016, filed on March 14, 2017, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders’ Equity, and (v) the Notes to Consolidated Financial Statements.

*Denotes filed herein.

+Denotes compensatory plan or management contract.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALMOST FAMILY, INC.

By:	/s/ William B. Yarmuth	March 14, 2017
William B. Yarmuth
Chairman, Chief Executive Officer

By:	/s/ C. Steven Guenthner	March 14, 2017
C. Steven Guenthner
President and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ William B. Yarmuth	Director, Chief Executive Officer	March 14, 2017
	William B. Yarmuth	(principal executive officer)

By:	/s/ C. Steven Guenthner	President and Principal Financial Officer	March 14, 2017
C. Steven Guenthner

By:	/s/ Jeffrey T. Reibel	Vice President of Finance and Chief Accounting Officer	March 14, 2017
Jeffrey T. Reibel

By:	/s/ Steven B. Bing	Director	March 14, 2017
Steven B. Bing

By:	/s/ Donald G. McClinton	Director	March 14, 2017
Donald G. McClinton

By:	/s/ Tyree G. Wilburn	Director	March 14, 2017
Tyree G. Wilburn

By:	/s/ Jonathan D. Goldberg	Director	March 14, 2017
Jonathan D. Goldberg

By:	/s/ W. Earl Reed, III	Director	March 14, 2017
W. Earl Reed, III

By:	/s/ Henry M. Altman, Jr.	Director	March 14, 2017
Henry M. Altman, Jr.

ALMOST FAMILY, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

SCHEDULE II

(In thousands)

	Col. A	Col. B	Col. C	Col. D	Col. E
		Additions/(Deductions)
		(1)	(2)
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other	(3)	End of
Description	of Period	Expenses	Accounts	Deductions	Period

Allowances:
Year Ended December 30, 2016	$17,514	$11,708	$25	$(7,945)	$21,302

Year Ended January 1, 2016	$8,880	$12,743	$1,891	$(6,000)	$17,514

Year Ended December 31, 2014	$15,586	$9,413	$—	$(16,119)	$8,880

(1)	Charged to bad debt expense.
(2)	Acquired uncollectible accounts reserves, primarily SunCrest acquisition related.
(3)	Write-off of accounts.