Form 10-Q
period 2017-03-31
ALMOST FAMILY INC
filed 2017-05-10
CIK 799231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐              No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock    $0.10 par value

Shares outstanding at May 5, 2017   13,939,538

ALMOST FAMILY, INC. AND SUBSIDIARIES

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	(Unaudited)
	March 31, 2017	December 30, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,891	$10,110
Accounts receivable - net	126,205	99,212
Prepaid expenses and other current assets	13,054	11,432
TOTAL CURRENT ASSETS	153,150	120,754
PROPERTY AND EQUIPMENT - NET	13,598	10,732
GOODWILL	427,868	305,476
OTHER INTANGIBLE ASSETS - NET	113,387	85,063
TRANSACTION DEPOSIT	—	128,930
OTHER ASSETS	8,274	7,757
TOTAL ASSETS	$716,277	$658,712

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$15,665	$12,122
Accrued other liabilities	57,006	39,728
TOTAL CURRENT LIABILITIES	72,671	51,850

LONG-TERM LIABILITIES:
Revolving credit facility	117,226	262,456
Deferred tax liabilities	22,604	21,145
Seller notes	12,500	12,500
Other liabilities	6,851	6,581
TOTAL LONG-TERM LIABILITIES	159,181	302,682
TOTAL LIABILITIES	231,852	354,532

NONCONTROLLING INTEREST - REDEEMABLE -
HEALTHCARE INNOVATIONS	2,256	2,256

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.05; authorized 2,000 shares; none issued or outstanding	—	—
Common stock, par value $0.10; authorized 25,000; 13,938 and 10,504 issued and outstanding	1,410	1,051
Treasury stock, at cost, 160 and 117 shares	(5,293)	(3,258)
Additional paid-in capital	286,666	141,233
Retained earnings	167,287	163,763
Almost Family, Inc. stockholders' equity	450,070	302,789
Noncontrolling interests - nonredeemable	32,099	(865)
TOTAL STOCKHOLDERS’ EQUITY	482,169	301,924
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$716,277	$658,712

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except per share data)

	Quarter ended
	March 31, 2017	April 1, 2016
Net service revenues	$201,312	153,698
Cost of service revenues (excluding depreciation and amortization)	106,268	82,232
Gross margin	95,044	71,466
General and administrative expenses:
Salaries and benefits	56,033	41,676
Other	24,716	19,445
Deal, transition and other costs	7,231	2,609
Total general and administrative expenses	87,980	63,730
Operating income	7,064	7,736
Interest expense, net	(1,897)	(1,332)
Income before noncontrolling interests and income taxes	5,167	6,404
Net (gain) loss attributable to noncontrolling interests	(760)	190
Net income before income taxes	4,407	6,594
Income tax expense	(774)	(2,677)
Net income attributable to Almost Family, Inc.	$3,633	$3,917

Per share amounts-basic:
Average shares outstanding	12,695	10,089
Net income attributable to Almost Family, Inc.	$0.29	$0.39

Per share amounts-diluted:
Average shares outstanding	12,937	10,260
Net income attributable to Almost Family, Inc.	$0.28	$0.38

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Quarter ended
	March 31, 2017	April 1, 2016
Cash flows from operating activities:
Net income attributable to Almost Family, Inc.	$3,633	$3,917
Net (gain) loss attributable to noncontrolling interests	(760)	190
Consolidated net income	4,393	3,727
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	1,533	985
Provision for uncollectible accounts	3,564	3,845
Stock-based compensation	767	717
Loan cost amortization	250	65
Deferred income taxes	1,458	2,166
	11,965	11,505
Change in certain net assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(9,536)	(3,571)
Prepaid expenses and other current assets	(1,009)	(257)
Other assets	(721)	(334)
Accounts payable and accrued expenses	6,332	(1,735)
Net cash provided by operating activities	7,031	5,608
Cash flows from investing activities:
Capital expenditures	(895)	(969)
Transaction deposit	128,930	—
Acquisitions, net of cash acquired	(129,144)	(24,229)
Net cash used in investing activities	(1,109)	(25,198)
Cash flows from financing activities:
Credit facility borrowings	55,276	78,011
Credit facility repayments, net	(200,461)	(58,626)
Proceeds from stock offering, net	143,937	—
Proceeds from stock option exercises	1,143	—
Purchase of common stock in connection with share awards	(2,036)	(396)
Tax impact of share awards	—	214
Net cash provided by (used in) financing activities	(2,141)	19,203
Net increase (decrease) in cash and cash equivalents	3,781	(387)
Cash and cash equivalents at beginning of period	10,110	7,522
Cash and cash equivalents at end of period	$13,891	$7,135

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Unless otherwise indicated, all dollars and share amounts are in thousands, except per share data)

1.Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements for the quarters ended March 31, 2017 and April 1, 2016, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations.   Accordingly, the reader of this Form 10-Q is referred to Almost Family, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 30, 2016 for further information.  In the opinion of management of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position at March 31, 2017, and the results of operations and cash flows for the quarters ended March 31, 2017 and April 1, 2016.  The results of operations for the quarter ended March 31, 2017 are not necessarily indicative of the operating results for the year.

On the first day of 2017, the Company acquired an 80% controlling interest in the entity holding the home health and hospice assets of Community Health Systems, Inc. (NYSE: CYH) (“CHS-JV”).  Community Health Systems, Inc. ("CHS") is one of the largest publicly-traded hospital companies in the United States and a leading operator of general acute care hospitals in communities across the country.  CHS retained the remaining 20%.  With the completion of this transaction, the Company now operates 340 branches across 26 states including 74 separate home health agencies across 22 states and 15 separate hospice agencies across 7 states.  The purchase price of $128.9 million was funded through borrowings on the Company's revolving credit facility, which resulted in a deposit in the December 30, 2016 balance sheet.  The deposit was converted to purchase consideration at closing.  The borrowing was subsequently repaid with proceeds from the Company’s stock offering on January 25, 2017.  The final purchase price is subject to a working capital adjustment.

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

Recently Adopted Accounting Pronouncements

The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) ASU 2016-09, Compensation – Stock Compensation (“ASU 2016-09”).  Under the new guidance, the Company will recognize all excess tax benefits related to stock-based compensation as an income tax benefit in its consolidated statement of income and as an operating cash flow in its consolidated statement of cash flows (with other income tax cash flows).  Previous guidance required recognition of those benefits as additional paid-in capital and classified those amounts as financing activity in the statement of cash flows.  As a result, net income and operating cash flows for the quarter ended March 31, 2017 include excess tax benefits of approximately $1.0 million.  Prior financial statements did not require adjustment under the new guidance.  The future impact of adopting this new standard on the Company’s financial statements will be dependent on the timing and intrinsic value of future share-based compensation award exercises.  The adoption of this standard is expected to increase the volatility of the income tax provision in the Company’s results of operations.

Recently Issued Accounting Pronouncements Not Yet Adopted

In January 2017, the FASB issued ASU 2017-01, Business Combinations (“Topic 805”), Clarifying the Definition of a Business (“ASU 2017-01”).  ASU 2017-01 changes the definition of a business in an effort to assist entities with evaluating whether a set of transferred assets and activities is a business.  The guidance will require an entity to evaluate whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, and thus is not a business combination. The guidance is effective for annual and interim impairment tests performed for periods beginning after December 15, 2019.  The Company is currently evaluating the impact of ASU 2017-01.

In January 2017, the FASB issued ASU 2017-04, Intangible – Goodwill and Other, Simplifying the Test for Goodwill Impairment, (“ASU 2017-04”) that simplifies the measurement for goodwill impairment into a single step.  The guidance eliminates Step 2 of the goodwill impairment test that required a hypothetical purchase price allocation of an implied fair value of goodwill to measure a goodwill impairment charge.  Under the new guidance, entities failing Step 1 of the goodwill impairment test will always record an impairment charge based on the excess of a reporting unit’s carrying amount over it fair value.  ASU 2017-04 does not change Step 1 guidance.  The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods in those years.   Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The Company is currently evaluating the impact of ASU 2017-01.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”).  ASU 2016-15 clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows.  It also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows.  ASU 2016-15 is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years.  Early adoption is permitted.  The Company is currently evaluating the impact ASU 2016-15 will have on its consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“Topic 606”).  Topic 606 affects virtually all aspects of an entity’s revenue recognition, including determining the measurement of revenue and the timing of when it is recognized for the transfer of goods or services to customers.  Topic 606 is effective for annual reporting periods beginning after December 15, 2017.  The Company is continuing to evaluating Topic 606, but does not initially foresee a material impact from the adoption of Topic 606 on its 2018 financial position and results of operations.

Net (Gain) Loss Attributable to Noncontrolling Interest

Noncontrolling interest represents the ownership interests of minority shareholders in operating results of the period.  The following details the minority shareholders’ interest that is excluded from the Consolidated Statements of Income.

	March 31, 2017	April 1, 2016
CHS-JV	$(941)	$—
Other	181	190
Net (gain) loss attributable to noncontrolling interests	$(760)	$190

2.Segment Data

In the first quarter in 2017, the Company redefined its reporting segments to include a) Home Health (HH) formerly Visiting Nurse, b) Other Home-Based Services (OHBS) which includes all other home care services outside of Home Health services and c) the Healthcare Innovations (HCI) segment.  The OHBS segment consists of the historical Personal Care (“PC” or “Personal Care”) operations plus hospice services.  Prior year segment information has been reclassified to conform to the new segment definitions.  In management’s opinion, this approach provides investors clarity for the largest segment, Home Health, and best aligns with the Company’s internal decision-making processes as viewed by the chief operating decision maker.

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

The HH segment provides skilled medical services in patients’ homes largely to enable recipients to reduce or avoid periods of hospitalization and/or nursing home care.  Approximately 95% of the HH segment revenues were generated from the Medicare program while the balance is generated from Medicaid and private insurance programs.

The OHBS segment includes traditional PC services (generally provided by paraprofessional staff such as home health aides) which are generally of a custodial rather than skilled nature.  PC revenues are generated on an hourly basis and are primarily from Medicaid (approximately 86% of PC revenues).  Hospice services are largely provided in patients’ homes and generally require specialized hospice nursing skills.  Hospice revenues are generated on a per diem basis and are primarily from Medicare (approximately 91% of hospice revenues).

The Company’s HCI business segment is used to report on the Company’s developmental activities outside its HH and OHBS businesses.  These activities are intended ultimately, whether directly or indirectly, to benefit the Company’s patients and payors through the enhanced provision of HH and OHBS.  The activities all share a common goal of improving patient experiences and quality outcomes, while lowering costs.  They include, but are not limited to, items such as: technology, information, population health management, risk-sharing, care-coordination and transitions, clinical advancements, enhanced patient engagement and informed clinical decision and technology enabled in-home clinical assessments.

	Quarter ended
Consolidated	March 31, 2017	April 1, 2016

Net service revenues:
Home Health	$151,155	$109,422
Other Home-Based Services	45,598	39,884
Healthcare Innovations	4,559	4,392
	201,312	153,698
Operating income (loss) before corporate expenses:
Home Health	19,882	15,041
Other Home-Based Services	3,814	3,671
Healthcare Innovations	(343)	(673)
	23,353	18,039

Corporate expenses	9,058	7,694
Deal, transition and other costs	7,231	2,609
Operating income	7,064	7,736
Interest expense, net (1)	(1,897)	(1,332)
Net (gain) loss - noncontrolling interests	(760)	190
Net income before income taxes	$4,407	$6,594

(1)  Allocation of interest for the quarter ended March 31, 2017 was $1,006,  $289 and $193 to the HH, OHBS and HCI segments, respectively, and $358, $358, and $378 to the HH, OHBS and HCI segments, respectively, for the quarter ended April 1, 2016.

3.Goodwill and Other Intangible Assets

The Company conducts annual reviews of goodwill and other indefinite-lived intangible assets for impairment, or more frequently if circumstances indicate impairment may have occurred.  Other intangible assets consist of certificates of need and licenses, trade names and non-compete agreements.  Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. Licenses, provider numbers, certificates of need and trade names have indefinite lives and are reviewed at least annually for possible impairment, or whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.  The Company completed its most recent annual impairment test of goodwill and other indefinite-lived intangible assets as of December 30, 2016 and determined that no impairment existed.

The following table summarizes the activity related to goodwill and other intangible assets for 2017:

		Other Intangible Assets
		Certificates
		of Need and	Trade	Non-compete	Customer
	Goodwill	Licenses	Names	Agreements	Relationships	Total
Balances at December 30, 2016	$305,476	$51,432	$23,323	$620	$9,688	$85,063
Acquisitions	122,392	19,805	8,400	300	—	28,505
Amortization	—	—	—	(54)	(127)	(181)
Balance at March 31, 2017	$427,868	$71,237	$31,723	$866	$9,561	$113,387

Acquisitions in the table relate to the acquisitions discussed further in Note 8, “Acquisitions.”

The following table summarizes the Company’s goodwill and other intangible assets at March 31, 2017 by segment:

		Other Intangible Assets
		Certificates
		of Need and	Trade	Non-compete	Customer
	Goodwill	Licenses	Names	Agreements	Relationships	Total
Home Health	316,216	67,057	21,598	350	—	$89,005
Other Home-Based Services	75,003	4,180	5,195	64	—	9,439
Healthcare Innovations	36,649	—	4,930	452	9,561	14,943
March 31, 2017 balance	$427,868	$71,237	$31,723	$866	$9,561	$113,387

4.Revolving Credit Facility

The Company has a senior secured revolving credit facility with JPMorgan Chase Bank, N.A., as Administrative Agent, and certain other lenders (the “Facility”).  The Facility provides a credit line of up to $350 million with a maturity date of December 3, 2021, and an “accordion” feature providing for potential future expansion of the Facility up to $150 million of additional borrowings upon further request and approval by a lender or lenders willing to extend such borrowings.  Borrowings, other than letters of credit, under the Facility generally will bear interest at a varying rate equal to the London Interbank Offered Rate (“LIBOR”) plus a margin which varies from 1.50% to 2.75%, depending on the Company’s leverage ratio.  The Facility is secured by substantially all assets and the assets and stock of the Company’s subsidiaries. The subsidiaries have also guaranteed the Facility.  Debt issuance costs of $4.7 million were capitalized with the Facility and will be amortized to interest expense through December 2021.

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

On December 30, 2016, the Company borrowed approximately $128.9 million from the Facility to finance the CHS-JV transaction, which was classified as a Transaction deposit and was included in revolving credit facility in the December 30, 2016 Consolidated Balance Sheets. On December 31, 2016, the first day of the Company’s 2017 fiscal year, the Transaction deposit converted to purchase price with the closing of the CHS-JV acquisition.  On January 25, 2017, the Company sold 3.5 million shares of common stock for net proceeds of $144.3 million, after deducting the estimated underwriting discounts and commissions and offering expenses, which were used to repay obligations under the Facility.

As of March 31, 2017, the Company was in compliance with the various financial covenants.  Application of the Facility’s borrowing formula as of March 31, 2017, would have permitted approximately $220 million to be used.  The Company had irrevocable letters of credit totaling $14.7 million in connection with its self-insurance programs.

The effective interest rates on the Company’s borrowings were 3.6% and 3.3% for the quarters ended March 31, 2017 and April 1, 2016, respectively.

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

6.Earnings per Common Share

A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted earnings per common share is as follows:

	Quarter ended
	March 31, 2017	April 1, 2016
Basic weighted average outstanding shares	12,695	10,089
Add common equivalent shares representing shares issuable upon exercise of dilutive awards	242	171
Diluted weighted average number of shares	12,937	10,260

Anti-dilutive shares excluded from calculation	139	134

7.Commitments and Contingencies

Insurance Programs

The Company bears significant insurance risk under its large-deductible workers’ compensation insurance program and its self-insured employee health program.  Under the workers’ compensation insurance program, the Company bears risk up to $0.4 million per incident, after which stop-loss coverage is maintained.  The Company purchases stop-loss insurance for the employee health plan that places a specific limit, generally $0.3 million, on its exposure for any individual covered life.

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against the Company by various claimants.  The claims are in various stages of processing and some may ultimately be brought to trial.  The Company is aware of incidents that have occurred through March 31, 2017 that may result in the assertion of additional claims.  The Company currently carries professional and general liability insurance coverage (on a claims made basis) for this exposure with no deductible.  The Company also carries D&O coverage (also on a claims made basis) for potential claims against the Company’s directors and officers, including securities actions, with deductibles ranging from $0.2 million to $0.5 million per claim.

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

8.Acquisitions

CHS-JV Acquisition

The acquisition of CHS-JV closed on the Company’s first day of fiscal 2017.  As a result, the Company’s first quarter ended March 31, 2017 included a full quarter of revenues, operating income and deal and transaction costs of approximately $49.6 million, $9.3 million and $2.4 million, respectively.  Comparable unaudited pro forma first quarter CHS-JV operating results for 2016 totaled revenue and operating income of $49.1 million and $2.4 million, respectively.  Unaudited pro forma information is for illustrative purposes only and may not be indicative of the results of operations that would have actually occurred if the transaction described had been completed as of the beginning of 2016.  In addition, future results may vary from the results reflected in such information.

The following table summarizes the preliminary estimates of fair values of the assets acquired and liabilities assumed in the CHS-JV acquisition:

Purchase
Price Allocation
Accounts receivable, net	$21,020
Prepaids and other assets	705
Property, plant & equipment	3,323
Goodwill	122,382
Intangibles	28,300
Assets acquired	175,730
Liabilities assumed	(14,759)
Non-controlling interest	(32,042)
Net assets acquired	$128,929

Goodwill arising from the CHS-JV transaction is based upon expected contributions to the overall corporate strategy in addition to synergies and acquired workforce, which are not separable from goodwill.   Revenues and goodwill associated with this transaction are assigned to the Home Health and Other Home-Based Services segments.  Amortizable goodwill and intangibles acquired in the CHS-JV acquisition are expected to be tax deductible.

Other Acquisitions

During the third quarter of 2016, one of the Company’s HCI subsidiaries redeemed certain outstanding shares increasing the Company's ownership percentage to 72.0% from 61.5%.

On June 18, 2016, the Company acquired certain home health agency assets primarily in Wisconsin, but also in Connecticut and Kentucky (collectively, the Wisconsin acquisition).  The purchase price was $6.1 million, funded through borrowings on the Company’s bank credit facility.  The post-acquisition operating results of these agencies are primarily reported in the Company’s OHBS segment.  No accounts receivable were acquired.

On January 5, 2016, the Company acquired 100% of the equity of Long Term Solutions, Inc. (“LTS”).  LTS is a provider of in-home nursing assessments for the long-term care insurance industry.  LTS provides assessments in all 50 U.S. states and a number of foreign countries.  The purchase price of $37 million was funded through borrowings on the Company’s bank credit facility, seller notes and issuance of the Company’s common stock.  The Company expects goodwill from this transaction to be deductible for tax purposes.  Approximately 74% of LTS’s 2016 revenue was from two customers.  LTS’s post-acquisition operating results are reported in the Company’s HCI business segment.

On January 5, 2016, the Company purchased the assets of a Medicare-certified home health agency owned by Bayonne Visiting Nurse Association (“Bayonne”) located in New Jersey.  The purchase price was $4.1 million.  Bayonne’s post-acquisition operating results are reported in the Company’s HH segment.

9.Income Taxes

The Company’s effective income tax rate for the quarter ended March 31, 2017 and April 1, 2016 was approximately 17.6% and 40.5%, respectively.  The lower effective income tax rate for the first quarter of 2017 was due to a change in accounting for excess tax benefits from the exercise of stock options and vesting of restricted shares.  Previously, accounting guidance recorded this effect to Additional paid-in capital.  Future periods with option exercises or restricted stock vesting will have a lower tax provision.   See Note 1 for additional discussion of the new accounting guidance.

Accounting principles generally accepted in the United States prescribe a recognition threshold and measurement attribute for the accounting and financial statement disclosure of tax positions taken or expected to be taken in a tax return.  The evaluation of a tax position is a two-step process.  The first step requires the Company to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position.  The second step requires the Company to recognize in the financial statements each tax position that meets the more likely than not criteria, measured at the amount of benefit that has a greater than 50% likelihood of being realized.  The Company had $3.6 million of unrecognized tax benefits at March 31, 2017, the total amount of which, if recognized, would affect the tax rate.  The Company includes the full amount of unrecognized tax benefits in other liabilities in the Consolidated Balance Sheets.  Additionally, the Company may from time to time be assessed interest and penalties by tax jurisdictions.  Any such assessments historically have been immaterial to the Company’s financial results and are classified as other general and administrative expenses in the consolidated statements of income.

10.Stockholders’ Equity

Stock Transaction

On January 19, 2017, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, pursuant to which the Company agreed to issue and sell to the Underwriters a total of 3,000 shares of the Company’s common stock, par value $0.10 per share, plus an option to purchase up to 450 additional shares of common stock (“the Offering”), in a registered public offering pursuant to the Company’s shelf registration statement on Form S-3 (Registration No. 333-204584).

On January 25, 2017, the Company sold 3,450 shares of common stock at $44.50 per share under the shelf registration statement for gross proceeds of approximately $153.5 million.  Net proceeds were approximately $144.3 million after deducting the estimated underwriting discounts and commissions and offering expenses. Proceeds from the Offering were used to repay obligations under the revolving credit facility, which increased credit available under the Facility from approximately $78.6 million at December 30, 2016 to approximately $204 million after the Offering.  Further, the Company incurred $0.4 million in profession fees related to the Offering that were recorded to additional paid-in capital.

11.Subsequent Events

On May 8, 2017, the Company’s shareholders approved the 2017 Stock and Incentive Compensation Plan (“2017 Plan”).    The 2017 Plan will immediately terminate the right to make additional grants under the 2013 and 2007 Stock and Incentive Compensation Plans.  Awards previously granted under those programs will remain outstanding under previous terms.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

Almost Family, Inc. and subsidiaries (collectively “Almost Family”) is a leading national provider of home health and related services. In this report, the terms “Company,” “we,” “us” or “our” mean Almost Family, Inc. and all subsidiaries included in our consolidated financial statements.

Cautionary Statements - Forward Outlook and Risks

Certain statements contained in this quarterly report on Form 10-Q, including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “expects,” “assumes,” “trends” and similar expressions, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are based upon our current plans, expectations and projections about future events.  However, such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These factors include, among others, the following:

•	general economic and business conditions;
•	demographic changes;
•	changes in, or failure to comply with, existing governmental regulations;
•	legislative proposals for healthcare reform;
•	changes in Medicare and Medicaid reimbursement levels;
•	changes in laws and regulations with respect to Accountable Care Organizations;
•	changes in the marketplace and regulatory environment for Health Risk Assessments;
•	effects of competition in the markets in which we operate;
•	liability and other claims asserted against us;
•	potential audits and investigations by government and regulatory agencies, including the impact of any negative publicity or litigation;
•	ability to attract and retain qualified personnel;
•	availability and terms of capital;
•	loss of significant contracts or reduction in revenues associated with major payor sources;
•	ability of customers to pay for services;
•	business disruption due to natural disasters or terrorist acts;
•	ability to effectively integrate, manage and keep secure our information systems;
•

ability to successfully integrate the operations of acquired businesses and achieve expected synergies and operating efficiencies from the acquisition, in each case within expected time-frames or at all;

•	significant deterioration in economic conditions and significant market volatility;
•	effect on liquidity of our financing arrangements; and
•	changes in estimates and judgments associated with critical accounting policies and estimates.

For a detailed discussion of these and other factors that could cause our actual results to differ materially from the results contemplated by the forward-looking statements, please refer to Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for year ended December 30, 2016 and this Form 10-Q.  The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report.  Except as required by law, we assume no responsibility for updating forward-looking statements to reflect unforeseen or other events after the date of this report.  We have provided a detailed discussion of risk factors in our Form 10-K and various filings with the Securities and Exchange Commission (SEC).  The reader is encouraged to review these risk factors and filings.

Critical Accounting Policies

Refer to the “Critical Accounting Policies” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K for the year ended December 30, 2016 for a detailed discussion of our critical accounting policies.  There have been no material changes to our critical accounting policies and estimates as described therein.

Operating Segments

In the first quarter in 2017, we redefined our reporting segments to include a) Home Health (HH) formerly Visiting Nurse, b) Other Home-Based Services (OHBS) which includes all other home care services outside of Home Health services and c) the Healthcare Innovations (HCI) segment.  Our OHBS segment consists of our historical Personal Care (“PC” or “Personal Care”) operations plus hospice services.  Prior year segment information has been reclassified to conform to our new segment definitions.  In our opinion, this approach provides investors clarity for the largest segment, Home Health, and best aligns with our internal decision-making processes as viewed by the chief operating decision maker.

Reportable segments have been identified based upon how we have organized the business by services provided to customers and how our chief operating decision maker manages the business and allocates resources, consistent with the criteria in ASC 280, Segment Reporting.  Consistent with information given to our chief operating decision maker, we do not allocate certain expenses to the reportable segments.  We evaluate the performance of our business segments based on operating income.  We eliminate intercompany and intersegment transactions.

Our HH segment provides skilled medical services in patients’ homes largely to enable recipients to reduce or avoid periods of hospitalization and/or nursing home care.  Approximately 95% of our HH segment revenues were generated from the Medicare program while the balance was generated from Medicaid and private insurance programs.

Our OHBS segment includes traditional PC services (generally provided by paraprofessional staff such as home health aides) which are generally of a custodial rather than skilled nature.  PC revenues are generated on an hourly basis and are primarily from Medicaid (approximately 86% of PC revenues).  Hospice services are largely provided in patients’ homes and generally require specialized hospice nursing skills.  Hospice revenues are generated on a per diem basis and are primarily from Medicare (approximately 91% of hospice revenues).

Our HCI business segment is used to report on our developmental activities outside our HH and OHBS businesses.  These activities are intended ultimately, whether directly or indirectly, to benefit our patients and payors through the enhanced provision of HH and OHBS.  The activities all share a common goal of improving patient experiences and quality outcomes, while lowering costs.  They include, but are not limited to, items such as: technology, information, population health management, risk-sharing, care-coordination and transitions, clinical advancements, enhanced patient engagement and informed clinical decision and technology enabled in-home clinical assessments.

The HCI segment includes: a) an ACO enablement company; b) an in-home assessment company serving the long-term care insurance industry and managed care organizations; and c) a population-health analytics company.

Certain general and administrative expenses incurred at the corporate level have not been allocated to the segments.

Recent Developments

On December 31, 2016, the first day of our 2017 fiscal year end, we acquired an 80% controlling interest in the entity holding the home health and hospice assets of Community Health Systems, Inc. (NYSE: CYH) (referred to herein as “CHS-JV”).  CHS-JV, a provider of skilled home health and hospice services, currently operates 74 home health and 15 hospice branch locations in 22 states.  With the completion of this transaction, Almost Family now operates 340 branches across 26 states.  The purchase price of $128 million was funded through borrowings on the Company's revolving credit facility.  We expect the transaction will add approximately $200 million in revenue annually.  Approximately 85% of CHS-JV revenue is reported in our HH segment and 15% (hospice) is reported in our OHBS segment.

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

Health Care Reform Legislation and Medicare Regulations

The reader is encouraged to review our detailed discussion of Health Care Reform Legislation and Medicare Regulations in the similarly titled section in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” along with the discussion under “Government Regulation” in Part I, Item 1, “Business” and Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for year ended December 30, 2016.

In January of 2017, CMS released a final rule revising the conditions of participation (“CoPs”) for home health agencies to participate in the Medicare and Medicaid programs.  The rule, originally effective July 13, 2017, and now deferred through the end of 2017, focuses on, among other things, care delivered to patients, an interdisciplinary view of patient care, greater flexibility in meeting quality of care standards and the elimination of certain unneeded procedural burdens on providers.  We are currently unable to predict what impact, if any, this new rule may have on our result of operations or financial position.

On October 31, 2016, CMS issued its CY2017 Home Health Prospective Payment System Rate Update, which includes a 0.7% rate cut consisting of a 2.8% market basket update minus a 0.3% productivity adjustment, a 2.3% rebasing cut, and a 0.97% case mix adjustment.  We  estimate our Medicare reimbursement rates for the first quarter of 2017 were reduced by approximately 1% as a result of the CY2017 Update.

On June 8, 2016, CMS announced the “Pre-Claim Review Demonstration of Home Health Services” which seeks to demonstrate that a review of selected documentation prior to payment of claims can decrease “improper payments because of insufficient documentation”.  According to CMS, the pre-claim review demonstration is expected to help educate Home Health Agencies (“HHA”) on what documentation is required and encourage them to submit the correct documentation, while still allowing the HHA to begin providing services and receive initial payments prior to the pre-claim review decision.  The pre-claim review demonstration began in Illinois in 2016, but currently has been suspended.  Further expansion to Florida, Texas, Michigan and Massachusetts has also been delayed.  We are currently unable to predict what impact, if any, this demonstration program may have on its result of operations or financial position.

Seasonality

Our HH segment operations in Florida normally experience higher admissions during the first quarter and lower admissions during the third quarter than in the other quarters due to seasonal population fluctuations.  Year to date Florida operations generated  approximately 20% of our 2017 revenue.  In our HCI segment, first quarter assessment revenues are traditionally lower than the other quarters due to the seasonal nature of our Medicare Advantage plan customers, while the majority of our ACO Management revenues are generated in the third quarter.

RESULTS OF OPERATIONS

FIRST QUARTER

Consolidated

(In thousands)

	Quarter ended
	March 31, 2017		April 1, 2016		Change
Consolidated	Amount	% Rev	Amount	% Rev	Amount	%

Net service revenues:
Home Health	$151,155	75.1%	$109,422	71.2%	$41,733	38.1%
Other Home-Based Services	45,598	22.7%	39,884	25.9%	5,714	14.3%
Healthcare Innovations	4,559	2.3%	4,392	2.9%	167	3.8%
	201,312	100.0%	153,698	100.0%	47,614	31.0%
Operating income before corporate expenses:
Home Health	19,882	13.2%	15,041	13.7%	4,841	32.2%
Other Home-Based Services	3,814	8.4%	3,671	9.2%	143	3.9%
Healthcare Innovations	(343)	(7.5)%	(673)	(15.3)%	330	(49.0)%
	23,353	11.6%	18,039	11.7%	5,314	29.5%

Corporate expenses	9,058	4.5%	7,694	5.0%	1,364	17.7%
Deal, transition and other costs	7,231	3.6%	2,609	1.7%	4,622	177.2%
Operating income	7,064	3.5%	7,736	5.0%	(672)	(8.7)%
Interest expense, net	(1,897)	(0.9)%	(1,332)	(0.9)%	(565)	42.4%
Net (gain) loss - noncontrolling interests	(760)	(0.4)%	190	0.1%	(950)	(500.0)%
Net income before income taxes	$4,407	2.2%	$6,594	4.3%	$(2,187)	(33.2)%

Adjusted EBITDA (1)	$16,595	8.2%	$12,047	7.8%	$4,548	37.8%
Adjusted net income (1)	$7,091	3.5%	$5,469	3.6%	$1,622	29.6%

(1)See Page 22 for GAAP reconciliation of Adjusted EBITDA and Adjusted earnings.

Home Health segment net revenues increased 38% or $41.7 million to $151.2 million from $109.4 million in the prior year and episodic admissions grew by 44.8% to 31,290 from 21,612 primarily due to the CHS-JV acquisition.    Revenues from the Home Health facilities acquired in the CHS-JV acquisition were $42.9 million for the quarter ended March 31, 2017.

Other Home-Based Care revenues increased year over year by $5.7 million primarily as a result of the acquisition of CHS-JV acquisition and the addition of 15 hospice facilities.  Hospice revenues from the CHS-JV were $6.7 million for quarter ended March 31, 2017.

Healthcare Innovations segment net revenues increased $0.2 million to $4.6 million in 2017 from $4.4 million in 2016, while operating losses as percent of revenue declined to 7.5% from 15.3% in 2016.

Refer to the individual segment discussions for further operating performance details.

Corporate expenses as a percentage of revenue decreased to 4.5% from 5.0% in the prior year period primarily due to a larger base of business.  Deal, transition and other costs were $7.2 million, primarily as a result of the CHS-JV acquisition.  Other increases relate to the first-full quarter conversion and training implementation costs of our Home Health segment conversion to the HomeCare-HomeBase information system.  System conversion, implementation, training and related costs are expected to continue throughout 2017.  Borrowings related to acquisitions increased interest expense to $1.9 million from $1.3 million in the prior year period.

Our effective tax rate for the first quarter of 2017 and 2016 was 17.6% and 40.5%, respectively.  The lower effective income tax rate for the first quarter of 2017 was due to a change in accounting rules for excess tax benefits from the exercise of stock options and vesting of restricted shares as a result of the prospective adoption of Accounting Standards Update 2016-09 as of the first day of fiscal 2017.  Under previous accounting rules these benefits were recorded in “additional paid-in capital” rather than in the current period tax provision.  Future periods with option exercises or restricted stock vesting will lower our tax provision in those periods.  Excluding this item, we continue to expect our effective tax rate for 2017 to be 39.5%.

Home Health

(In thousands, except for statistics)

	Quarter ended
	March 31, 2017		April 1, 2016		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$151,155	100.0%	$109,422	100.0%	$41,733	38.1%
Cost of service revenues	73,521	48.6%	52,459	47.9%	21,062	40.1%
Gross margin	77,634	51.4%	56,963	52.1%	20,671	36.3%
General and administrative expenses:
Salaries and benefits	41,892	27.7%	30,230	27.6%	11,662	38.6%
Other	15,860	10.5%	11,692	10.7%	4,168	35.6%
Total general and administrative expenses	57,752	38.2%	41,922	38.3%	15,830	37.8%
Operating income before corporate expenses	$19,882	13.2%	$15,041	13.7%	$4,841	32.2%

Number of locations	240		163		77	47.2%

All payors:
Admissions	41,457		28,432		13,025	45.8%
Census	31,333		23,092		8,241	35.7%
Visits	969,354		736,159		233,195	31.7%
Cost per visit	$76		$71		$5	6.4%
G&A expense per census	$1,843		$1,815		$28	1.5%

Episodic:
Admissions	31,290		21,612		9,678	44.8%
Census	24,148		17,695		6,453	36.5%
Episodes	45,891		32,540		13,351	41.0%
Visits	768,012		587,692		180,320	30.7%
Revenue	$130,069	86.0%	$95,432	87.2%	$34,637	36.3%
Revenue per episode	$2,834		$2,933		$(98)	(3.4)%
Visits per episode	16.7		18.1		(1.3)	(7.3)%

Non-episodic:
Admissions	10,167		6,820		3,347	49.1%
Census	7,185		5,397		1,788	33.1%
Visits	201,342		148,467		52,875	35.6%
Revenue	$21,086	14.0%	$13,990	12.8%	$7,096	50.7%
Revenue per visit	$105		$94		$11	11.1%
Visits per admission	19.8		21.8		(2.0)	(9.0)%

Home Health segment net revenues increased $41.7 million to $151.2 million from $109.4 million in the prior year and episodic admissions grew by 44.8% to 31,290 from 21,612 primarily due to the CHS-JV acquisition.  Excluding the CHS-JV acquisition, episodic admissions grew 4.5%, including a 2.8% growth rate in Florida.  Volume growth was partially offset by a net effective 1% Medicare rate cut.

The Company’s average wage rates increased by an approximately 2% annual cost of living adjustment for full-time staff effective January 1, 2017.

Gross margin as a percent of revenue declined 0.70% primarily as a result of the Medicare rate cut and increased wage rates.  Cost per visit increased 6.4% due to a combination of increased wage rates and lower visits per episode.

Total general and administrative expenses as a percent of revenue declined 0.10% primarily due to the combined effect of the Medicare rate cut and increased wage rates.  General and administrative expenses per average census increased primarily due to higher wage rates.

HH segment contribution increased $4.8 million, or 32.2%, to $19.8 million, from $15.0 million in the prior year period.

Other Home-Based Services

(In thousands, except for statistics)

	Quarter ended
	March 31, 2017		April 1, 2016		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$45,598	100.0%	$39,884	100.0%	$5,714	14.3%
Cost of service revenues	30,503	66.9%	27,343	68.6%	3,160	11.6%
Gross margin	15,095	33.1%	12,541	31.4%	2,554	20.4%
General and administrative expenses:
Salaries and benefits	7,376	16.2%	5,754	14.4%	1,622	28.2%
Other	3,905	8.6%	3,116	7.8%	789	25.3%
Total general and administrative expenses	11,281	24.7%	8,870	22.2%	2,411	27.2%
Operating income before corporate expenses	$3,814	8.4%	$3,671	9.2%	$143	3.9%

Personal care locations:	82		72		10	13.9%
Hospice locations:	16		1		15	NM

Personal Care:
Admissions	2,341		2,446		(105)	(4.3)%
Census	12,826		12,545		281	2.2%
Hours of service	1,829,542		1,848,209		(18,667)	(1.0)%
Hours per patient per week	10.9		11.3		(0.4)	(3.5)%
Revenue	$38,554	84.6%	$39,693	99.5%	$(1,139)	(2.9)%
Operating income	$2,348		$3,737		$(1,389)	(37.2)%
Revenue per hour	$21.07		$21.48		$(0.40)	(1.9)%
Cost per hour	$12.93		$12.97		$(0.04)	(0.3)%

Hospice:
Admissions	758		23		735	NM
Census	465		15		450	NM
Length of stay	58		30		28	NM
Revenue	$7,044	15.4%	$191	0.5%	$6,853	NM
Operating income	$1,466		$(66)		$1,532	NM
Revenue per day	$166		$140		$26	NM

Other Home-Based Services segment net revenues increased $5.7 million or 14.3% to $45.6 million in 2017 from $39.9 million primarily as a result of the 15 hospice facilities acquired in the CHS-JV transaction.

Personal care revenues were down $1.1 million or 2.9% from prior year on lower volumes.

Additionally, mix changes combined with rate cuts and increases in wages influenced by increases in statutory minimum wage rates in certain states negatively impacted our personal care margins.

OHBS segment contribution increased $0.1 million as compared to the same period of last year.

Healthcare Innovations Segment

(In thousands, except for statistics)

	Quarter ended
	March 31, 2017		April 1, 2016		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$4,559	100.0%	$4,392	100.0%	$167	3.8%
Cost of service revenues	2,242	49.2%	2,424	55.2%	(182)	(7.5)%
Gross margin	2,317	50.8%	1,968	44.8%	349	17.7%
General and administrative expenses:
Salaries and benefits	1,599	35.1%	1,839	41.9%	(240)	(13.1)%
Other	1,061	23.3%	802	18.3%	259	32.3%
Total general and administrative expenses	2,660	58.3%	2,641	60.1%	19	0.7%
Operating income (loss) before corporate expenses	$(343)	(7.5)%	$(673)	(15.3)%	$330	49.0%

ACO Management
Medicare ACO enrollees under management	141,556		121,881		19,675	16.1%
ACOs under contract	15		14		1	7.1%
Revenue	$543	11.9%	$171	3.9%	$372	217.5%
Operating income (loss)	$(389)		$(392)		$3	0.8%

Assessment Services
Assessments	15,212		15,575		(363)	(2.3)%
Revenue	$4,016	88.1%	$4,221	96.1%	$(205)	(4.9)%
Operating income (loss)	$46		$(281)		$327	NM

HCI segment net revenues increased $0.2 million to $4.6 million in 2017 from $4.4 million in 2016, while operating losses as percent of revenue declined to 7.5% from 15.3% in 2016.

In our ACO Management business, the majority of our revenue is earned in the third quarter of each year as we realize our portion of the Medicare Shared Savings Program success fees from the ACO’s we help manage.

Assessment services decreased in comparison to the prior year as a result of enrollment changes in the Medicare Advantage plans we serve.

Liquidity and Capital Resources

2017 Common Stock Offering

On January 25, 2017, we sold 3,450 shares of common stock at $44.50 per share for gross proceeds of approximately $153.5 million.  Total net proceeds, after underwriting discounts and commissions and our offering expenses, were approximately $144.3 million.  These proceeds were used to repay obligations under the revolving credit facility.

Revolving Credit Facility

We have a senior secured revolving credit facility with JPMorgan Chase Bank, N.A., as Administrative Agent, and certain other lenders (the “Facility”).  The Facility provides a credit line of up to $350 million with a maturity date of December 3, 2021, and an “accordion” feature providing for potential future expansion of the Facility up to $150 million of additional borrowings upon our further request and approval by a lender or lenders willing to extend such borrowings.  Borrowings, other than letters of credit, under the Facility generally will bear interest at a varying rate equal to the London Interbank Offered Rate (“LIBOR”) plus a margin which varies from 1.50% to 2.75%, depending on our leverage ratio.  The Facility is secured by substantially all our assets and the assets and stock of our subsidiaries.  Debt issuance costs of $4.7 million were capitalized with the Facility and will be amortized to interest expense through December 2021.

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

On December 30, 2016, we borrowed approximately $128.9 million from the Facility to finance the CHS-JV transaction, which was classified as a Transaction deposit and was included in revolving credit facility in the December 30, 2016 Consolidated Balance Sheets.  On December 31, 2016, the first day of the Company’s 2017 fiscal year, the Transaction deposit converted to purchase price with the closing of the CHS-JV acquisition.  On January 25, 2017, we sold 3,450 shares of common stock for net proceeds of $144.3 million, after deducting the estimated underwriting discounts and commissions and our offering expenses, which were used to repay obligations under the Facility.

As of March 31, 2017, we were in compliance with the various financial covenants.  Application of the Facility’s borrowing formula as of March 31, 2017, would have permitted approximately $220 million to be used.  We had irrevocable letters of credit totaling $14.7 million in connection with our self-insurance programs.

The effective interest rates on our borrowings for the three-month periods ended March 31, 2017 and April 1, 2016 were 3.6% and 3.3%, respectively.

We believe the Facility will be sufficient to fund our operating needs and expansion plans for at least the next year.  We will continue to evaluate additional capital, including possible debt and equity investments in the Company, to support a more rapid development of the business than would be possible with internal funds.

Cash Flows

Key elements to the Consolidated Statements of Cash Flows were:

	Quarter ended
Net Change in Cash and Cash Equivalents (in thousands)	March 31, 2017	April 1, 2016
Provided by (used in):
Operating activities	$7,031	$5,608
Investing activities	(1,109)	(25,198)
Financing activities	(2,141)	19,203
Net increase (decrease) in cash and cash equivalents	$3,781	$(387)

2017 Compared to 2016

Net cash provided by operating activities of $7.0 million was generated in the first quarter of 2017.  Accounts receivable days sales outstanding were 57 at the end of the first quarter of 2017, as compared to 53 days at the end of the fourth quarter of 2016.  Increases in days outstanding are largely attributable to backlogs related to delayed regulatory processing from asset acquisitions and Medicare claims backlogs in Home Health partially offset by lower days sales outstanding in our OHBS segment.

Cash used in investing activities was driven by capital purchases. Cash used for the acquisition of the CHS-JV was offset by the reduction of the December 2016 transaction deposit.

Cash provided by financing activities from the sale of common stock of $144.3 million was used to repay obligations under the revolving credit facility.

2016 Compared to 2015

Net cash provided by operating activities resulted primarily from current period net income of $3.7 million plus certain non-cash items, net of changes in accounts receivable, accounts payable and accrued expenses.  Accounts receivable days sales outstanding, which were 56 at April 1, 2016 and 62 at April 3, 2015, decreased due to improved collections.

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

Non-GAAP Financial Measures

The information provided in some of the tables use certain non-GAAP financial measures as defined under SEC rules.  In accordance with SEC rules, we have provided, in the supplemental information below, a reconciliation of those measures to the most directly comparable GAAP measures.

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

	Quarter ended
(in thousands)	March 31, 2017	April 1, 2016
Net income attributable to Almost Family, Inc.	$3,633	$3,917
Addbacks:
Deal, transition and other, net of tax	3,458	1,552
Adjusted net income attributable to Almost Family, Inc.	$7,091	$5,469
Per share amounts-basic:
Average shares outstanding	12,695	10,089
Net income attributable to Almost Family, Inc.	$0.29	$0.39
Addbacks:
Deal, transition and other, net of tax	0.27	0.15
Adjusted net income attributable to Almost Family, Inc.	$0.56	$0.54

Per share amounts-diluted:
Average shares outstanding	12,937	10,260
Net income attributable to Almost Family, Inc.	$0.28	$0.38
Addbacks:
Deal, transition and other, net of tax	0.27	0.15
Adjusted net income attributable to Almost Family, Inc.	$0.55	$0.53

Adjusted EBITDA

Adjusted earnings before interest, income tax, depreciation, amortization, amortization of stock-based compensation, and deal, transition and other (“Adjusted EBITDA”) is not a measure of financial performance under U.S. GAAP.  It should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating, investing or financing activities, or any other measure calculated in accordance with generally accepted accounting principles.  The items excluded from Adjusted EBITDA are significant components in understanding and evaluating financial performance and liquidity.  Management routinely calculates and communicates Adjusted EBITDA and believes that it is useful to investors because it is commonly used as an analytical indicator within our industry to evaluate performance, measure leverage capacity and debt service ability, and to estimate current or prospective enterprise value. Adjusted EBITDA is used in certain covenants contained in our revolving credit facility.  The following table sets forth a reconciliation of net income to Adjusted EBITDA as of March 31, 2017:

	Quarter ended
(in thousands)	March 31, 2017	April 1, 2016
Net income attributable to Almost Family, Inc.	$3,633	$3,917

Add back:
Net gain (loss) attributable to noncontrolling interests	760	(190)
Interest expense, net	1,897	1,332
Income tax expense	774	2,677
Depreciation and amortization	1,533	985
Stock-based compensation	767	717
Deal, transition and other costs	7,231	2,609
Adjusted EBITDA	$16,595	$12,047

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Instruments

We have not used derivative instruments.

Market Risk of Financial Instruments

Our primary market risk exposure with regard to financial instruments is changes in interest rates on long-term obligations.

At March 31, 2017, a hypothetical 100 basis point increase in short-term interest rates would result in a reduction of approximately $1.2 million in our quarter pre-tax earnings.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures – As of March 31, 2017, the Company’s management, with participation of the Company’s Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Control Over Financial Reporting - There were no changes in the Company’s internal control over financial reporting during the first quarter of 2017 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are subject to various legal actions arising in the ordinary course of our business, including claims for damages for personal injuries.  In our opinion, after discussion with legal counsel, the ultimate resolution of any of these pending ordinary course claims and legal proceedings will not have a material effect on our financial position or results of operations.  Refer to our Form 10-K for the year ended December 30, 2016 in Part I, Item 3. Legal Proceedings.

ITEM 1A. RISK FACTORS

Information regarding risk factors appears in our Form 10-K for the year ending December 30, 2016, under the heading “Special Caution Regarding Forward – Looking Statements” and in the Form 10-K Part I, Item 1A. Risk Factors.  There have been no material changes from the risk factors disclosed in our Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY

				(d) Maximum Number
	(a) Total		(c) Total Number of	(or Approximate Dollar
	Number of	(b) Average	Shares (or Units)	Value) of Shares (or
	Shares (or	Price Paid	Purchased as Part of	Units) that May Yet Be
	Units)	per Share	Publicly Announced	Purchased Under the
Period	Purchased (1)	(or Unit)	Plans or Programs	Plans or Programs
December 31, 2016 – January 27, 2017	16,721	$46.41	—	—
January 28, 2017 – February 24, 2017	9,855	47.25	—	—
February 25, 2017 – March 31, 2017	16,506	48.10	—	—
Total	43,082	$47.25	—	—

(1) Shares were submitted by employees in lieu of tax withholding that would have otherwise been due on exercise of stock options or vesting of restricted shares approved by the Company's Board of Directors.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of Almost Family, Inc. (the “Company”) held on May 8, 2017, the stockholders elected each of the Company’s nominees for director to serve for terms of one year and until their successors are elected and qualified.  Stockholders also (i) ratified the appointment of independent auditors, Ernst & Young LLP, for the year ended December 29, 2017, (ii) approved the 2017 Stock and Incentive Compensation Plan, (iii) approved, on an advisory basis, the compensation of the Company’s named executive officers as disclosed in the Company’s proxy statement, and (iv) chose, on an advisory basis, that the stockholders hold an advisory vote on executive compensation on an annual basis.

The following table shows the final voting results for the Annual Meeting of Stockholders:

Proposals and Vote Tabulations

Proposal 1: Election of Directors to hold office for a one-year term expiring at the annual meeting in 2018:

Director	Votes Received	Votes Withheld
William B. Yarmuth	10,739,068	160,291
Steven B. Bing	10,319,783	579,576
Donald G. McClinton	10,376,539	522,820
Tyree G. Wilburn	10,261,887	637,472
Jonathan D. Goldberg	9,913,063	986,296
W. Earl Reed, III	10,404,277	495,082
Henry M. Altman, Jr.	7,024,782	3,874,577

 There were 1,613,979 broker non-votes for each director nominee.

Proposal 2: The approval of the 2017 Stock and Incentive Compensation Plan.

For: 10,493,641
Against: 384,376
Abstained: 21,342
Broker Non-Votes: 1,613,979

Proposal 3: The ratification of Ernst & Young LLP as the Company’s Independent Registered Public Accounting Firm for the fiscal year ending December 29, 2017:

0
For: 12,297,623
Against: 187,052
Abstained: 28,663

Broker Non-Votes: 0

 Proposal 4: The advisory vote to approve executive compensation:

For: 10,580,178
Against: 241,869
Abstained: 77,312
Broker Non-Votes: 1,613,979

 Proposal 5: The advisory vote on the frequency of holding an advisory vote on executive compensation:

One Year: 8,624,866
Two Years: 13,623
Three Years: 2,178,911
Abstain 81,959
Broker Non-Votes: 1,613,979

A majority of the votes cast by stockholders voted, on an advisory basis, to approve the recommendation of the Company’s board of directors to hold an advisory vote to approve executive compensation every year.  In line with this recommendation by our stockholders, we have determined that we will include an advisory stockholder vote on executive compensation in its proxy materials annually until the next required advisory vote on the frequency of stockholder votes on executive compensation.

ITEM 6. EXHIBITS

10.1

Forms of Stock Option Agreements and Restricted Stock Award Agreements pursuant to 2017 Stock and Incentive Compensation Plan.

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

101

Financial statements from the quarterly report on Form 10-Q of Almost Family, Inc. for the quarter ended March 31, 2017, filed on May 10, 2017, formatted in XBRL:  (i) Consolidated Balance Sheets, (ii) Consolidated

Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALMOST FAMILY, INC.

Date May 10, 2017	By:	/s/ William B. Yarmuth William B. Yarmuth

Chairman of the Board and Chief Executive Officer

By:	/s/ C. Steven Guenthner
C. Steven Guenthner
President and
Principal Financial Officer