Form 10-Q
period 2017-06-30
ALMOST FAMILY INC
filed 2017-08-09
CIK 799231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “Large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one):

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

Yes ☐              No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock    $0.10 par value

Shares outstanding at August 7, 2017   13,964,031

ALMOST FAMILY, INC. AND SUBSIDIARIES

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	(Unaudited)
	June 30, 2017	December 30, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,541	$10,110
Accounts receivable - net	125,984	99,212
Prepaid expenses and other current assets	13,443	11,432
TOTAL CURRENT ASSETS	160,968	120,754
PROPERTY AND EQUIPMENT - NET	19,441	10,732
GOODWILL	389,258	305,476
OTHER INTANGIBLE ASSETS - NET	146,736	85,063
TRANSACTION DEPOSIT	—	128,930
OTHER ASSETS	8,195	7,757
TOTAL ASSETS	$724,598	$658,712

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$16,453	$12,122
Accrued other liabilities	50,612	39,728
TOTAL CURRENT LIABILITIES	67,065	51,850

LONG-TERM LIABILITIES:
Revolving credit facility	122,677	262,456
Deferred tax liabilities	24,970	21,145
Seller notes	12,461	12,500
Other liabilities	7,100	6,581
TOTAL LONG-TERM LIABILITIES	167,208	302,682
TOTAL LIABILITIES	234,273	354,532

NONCONTROLLING INTEREST - REDEEMABLE -
HEALTHCARE INNOVATIONS	2,256	2,256

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.05; authorized 2,000 shares; none issued or outstanding	—	—
Common stock, par value $0.10; authorized 25,000; 14,133 and 10,504 issued and outstanding	1,413	1,051
Treasury stock, at cost, 169 and 117 shares	(5,825)	(3,258)
Additional paid-in capital	287,649	141,233
Retained earnings	171,900	163,763
Almost Family, Inc. stockholders' equity	455,137	302,789
Noncontrolling interests - nonredeemable	32,932	(865)
TOTAL STOCKHOLDERS’ EQUITY	488,069	301,924
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$724,598	$658,712

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except per share data)

	Quarter ended		Six months ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Net service revenues	$200,733	155,996	402,045	309,694
Cost of service revenues (excluding depreciation and amortization)	104,052	83,692	210,320	165,924
Gross margin	96,681	72,304	191,725	143,770
General and administrative expenses:
Salaries and benefits	56,870	41,502	112,903	83,182
Other	24,556	18,715	49,272	38,156
Deal, transition and other costs	5,424	2,589	12,655	5,198
Total general and administrative expenses	86,850	62,806	174,830	126,536
Operating income	9,831	9,498	16,895	17,234
Interest expense, net	1,579	1,604	3,475	2,936
Income before noncontrolling interests and income taxes	8,252	7,894	13,420	14,298
Net income (loss) attributable to noncontrolling interests	725	(133)	1,485	(323)
Net income before income taxes	7,527	8,027	11,935	14,621
Income tax expense	2,751	3,250	3,525	5,927
Net income attributable to Almost Family, Inc.	$4,776	$4,777	$8,410	$8,694

Per share amounts-basic:
Average shares outstanding	13,717	10,158	13,212	10,125
Net income attributable to Almost Family, Inc.	$0.35	$0.47	$0.64	$0.86

Per share amounts-diluted:
Average shares outstanding	13,954	10,322	13,449	10,311
Net income attributable to Almost Family, Inc.	$0.34	$0.46	$0.63	$0.84

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six months ended
	June 30, 2017	July 1, 2016
Cash flows from operating activities:
Net income attributable to Almost Family, Inc.	$8,410	$8,694
Net income (loss) attributable to noncontrolling interests	1,485	(323)
Consolidated net income	9,895	8,371
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	3,193	1,848
Provision for uncollectible accounts	7,442	7,859
Stock-based compensation	1,414	1,402
Loan cost amortization	473	136
Deferred income taxes	3,825	4,236
	26,242	23,852
Change in certain net assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(13,194)	(10,081)
Prepaid expenses and other current assets	(1,363)	(511)
Other assets	(900)	(492)
Accounts payable and accrued expenses	975	(2,363)
Net cash provided by operating activities	11,760	10,405
Cash flows from investing activities:
Capital expenditures	(3,117)	(2,275)
Transaction deposit	128,930	—
Acquisitions, net of cash acquired	(129,164)	(30,754)
Net cash used in investing activities	(3,351)	(33,029)
Cash flows from financing activities:
Credit facility borrowings	143,917	145,538
Credit facility repayments, net	(283,697)	(124,153)
Debt issuance fees	46	(102)
Proceeds from stock offering, net	143,907	—
Proceeds from stock option exercises	1,455	16
Purchase of common stock in connection with share awards	(2,567)	(484)
Tax impact of share awards	—	256
Principal payments on notes payable and capital leases	(39)	(55)
Net cash provided by financing activities	3,022	21,016
Net increase (decrease) in cash and cash equivalents	11,431	(1,608)
Cash and cash equivalents at beginning of period	10,110	7,522
Cash and cash equivalents at end of period	$21,541	$5,914

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Unless otherwise indicated, all dollars and share amounts are in thousands, except per share data)

1.Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements for the quarters ended June 30, 2017 and July 1, 2016, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations.   Accordingly, the reader of this Form 10-Q is referred to Almost Family, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 30, 2016 for further information.  In the opinion of management of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position at June 30, 2017, and the results of operations and cash flows for the quarters ended June 30, 2017 and July 1, 2016.  The results of operations for the quarter ended June 30, 2017 are not necessarily indicative of the operating results for the year.

On the first day of fiscal 2017, the Company acquired an 80% controlling interest in the entity holding the home health and hospice assets of Community Health Systems, Inc. (NYSE: CYH) (“CHS-JV”).  Community Health Systems, Inc. ("CHS") is one of the largest publicly-traded hospital companies in the United States and a leading operator of general acute care hospitals in communities across the country.  CHS retained the remaining 20%.  With the completion of this transaction, the Company now operates 329 branches across 26 states including 74 separate home health agencies across 22 states and 16 separate hospice agencies across 7 states.  The purchase price of $128.9 million was funded through borrowings on the Company's revolving credit facility, which resulted in a deposit in the December 30, 2016 balance sheet.  The deposit was converted to purchase consideration at closing.  The borrowing was subsequently repaid with proceeds from the Company’s stock offering on January 25, 2017.  The final purchase price is subject to a working capital adjustment.

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

Recently Adopted Accounting Pronouncements

In the first quarter of 2017, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) ASU 2016-09, Compensation – Stock Compensation (“ASU 2016-09”).  Under the new guidance, the Company recognizes all excess tax benefits or losses, if applicable, related to stock-based compensation as a component of income taxes in its consolidated statement of income and as an operating cash flow in its consolidated statement of cash flows (with other income tax cash flows).  Previous guidance required recognition as additional paid-in capital and classified those amounts as financing activity in the statement of cash flows.  As a result, net income and operating cash flows for the six months ended June 30, 2017 include excess tax benefits of approximately $1.3 million.  Prior financial statements did not require adjustment under the new guidance.  The future impact of adopting this new standard on the Company’s financial statements will be dependent on the timing and intrinsic value of future share-based compensation award exercises.  The adoption of this standard is expected to increase the volatility of the income tax provision in the Company’s results of operations.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“Topic 606”).  Topic 606 affects virtually all aspects of an entity’s revenue recognition, including determining the measurement of revenue and the timing of when it is recognized for the transfer of goods or services to customers.  Topic 606 is effective for annual reporting periods beginning after December 15, 2017.  The Company is continuing to evaluate Topic 606, but does not initially foresee a material impact from the adoption of Topic 606 on its 2018 statement of financial position and results of operations.

Net (Income) Loss Attributable to Noncontrolling Interest

Noncontrolling interest represents the ownership interests of minority shareholders in operating results of the period.  The following details the minority shareholders’ interest that is excluded from the Consolidated Statements of Income.

	Three months ended		Six months ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
CHS-JV	$878	$—	$1,819	$—
Imperium	(164)	(185)	(273)	(335)
Other	11	52	(61)	12
Net income (loss) attributable to noncontrolling interests	$725	$(133)	$1,485	$(323)

2.Segment Data

In the first quarter of 2017, the Company redefined its reporting segments to include a) Home Health (“HH”), formerly Visiting Nurse, b) Other Home-Based Services (“OHBS”), which includes all other home care services outside of Home Health services and c) the Healthcare Innovations (“HCI”) segment.  The OHBS segment consists of the historical personal care operations plus hospice services.  Prior year segment information was reclassified to conform to the new segment definitions.  In management’s opinion, this approach provides investors clarity for the largest segment, Home Health, and best aligns with the Company’s internal decision-making processes as viewed by the chief operating decision maker.

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

The HH segment provides skilled medical services in patients’ homes largely to enable recipients to reduce or avoid periods of hospitalization and/or nursing home care.  Approximately 95% of the HH segment revenues were generated from the Medicare program, while the balance is generated from Medicaid and private insurance programs.

The OHBS segment includes traditional personal care services (generally provided by paraprofessional staff such as home health aides) which are generally of a custodial rather than skilled nature.  Personal care revenues are generated on an hourly basis and are primarily from Medicaid (approximately 79% of personal care revenues).  Hospice services are largely provided in patients’ homes and generally require specialized hospice nursing skills.  Hospice revenues are generated on a per diem basis and are primarily from Medicare (approximately 92% of hospice revenues).

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

	Quarter ended		Six months ended
Consolidated	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016

Net service revenues:
Home Health	$148,373	110,340	299,528	219,762
Other Home-Based Services	46,519	40,012	92,117	79,896
Healthcare Innovations	5,841	5,644	10,400	10,036
	200,733	155,996	402,045	309,694
Operating income (loss) before corporate expenses:
Home Health	20,213	15,267	40,095	30,308
Other Home-Based Services	4,051	3,051	7,865	6,722
Healthcare Innovations	327	720	(16)	47
	24,591	19,038	47,944	37,077

Corporate expenses	9,336	6,951	18,394	14,645
Deal, transition and other costs	5,424	2,589	12,655	5,198
Operating income	9,831	9,498	16,895	17,234
Interest expense, net (1)	1,579	1,604	3,475	2,936
Net income (loss) - noncontrolling interests	725	(133)	1,485	(323)
Net income before income taxes	$7,527	$8,027	$11,935	$14,621

(1)  Allocation of interest for the quarter ended June 30, 2017 was $686, $212 and $160 to the HH, OHBS and HCI segments, respectively, and $440, $440, and $333 to the HH, OHBS and HCI segments, respectively, for the quarter ended  July 1, 2016.  Allocation of interest for the six months ended June 30, 2017 was $1,631, $501 and $354 to the HH, OHBS and HCI segments, respectively, and $798, $798, and $711 to the HH, OHBS and HCI segments, respectively, for the six months ended July 1, 2016.

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

The following table summarizes the activity related to goodwill and other intangible assets for 2017:

		Other Intangible Assets
		Certificates
		of Need and	Trade	Non-compete	Customer
	Goodwill	Licenses	Names	Agreements	Relationships	Total
Balances at December 30, 2016	$305,476	$51,432	$23,323	$620	$9,688	$85,063
Acquisitions	83,782	52,735	9,000	300	—	62,035
Amortization	—	—	—	(108)	(254)	(362)
Balances at June 30, 2017	$389,258	$104,167	$32,323	$812	$9,434	$146,736

Acquisitions in the table primarily relate to the CHS-JV acquisition discussed further in Note 8, “Acquisitions.”

The following table summarizes the Company’s goodwill and other intangible assets at June 30, 2017 by segment:

		Other Intangible Assets
		Certificates
		of Need and	Trade	Non-compete	Customer
	Goodwill	Licenses	Names	Agreements	Relationships	Total
Home Health	$277,606	$99,987	$22,198	$330	$—	$122,515
Other Home-Based Services	75,003	4,180	5,195	60	—	9,435
Healthcare Innovations	36,649	—	4,930	422	9,434	14,786
June 30, 2017 balances	$389,258	$104,167	$32,323	$812	$9,434	$146,736

4.Revolving Credit Facility

The Company has a senior secured revolving credit facility with JPMorgan Chase Bank, N.A., as Administrative Agent, and certain other lenders (the “Facility”).  The Facility provides a credit line of up to $350 million with a maturity date of December 3, 2021, and an “accordion” feature providing for potential future expansion of the Facility up to $150 million of additional borrowings upon further request and approval by a lender or lenders willing to extend such borrowings.  Borrowings, other than letters of credit, under the Facility generally will bear interest at a varying rate equal to the London Interbank Offered Rate (“LIBOR”) plus a margin which varies from 1.50% to 2.75%, depending on the Company’s leverage ratio.  The Facility is secured by substantially all assets and the assets and stock of the Company’s subsidiaries. The subsidiaries have also guaranteed the Facility.  Debt issuance costs of $4.7 million were capitalized with the Facility and are being amortized to interest expense through December 2021.

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

On December 30, 2016, the Company borrowed approximately $128.9 million from the Facility to finance the CHS-JV transaction, which was classified as a Transaction deposit and was included in revolving credit facility in the 2016 Consolidated Balance Sheet.  On December 31, 2016, the first day of the Company’s 2017 fiscal year, the Transaction deposit converted to purchase price with the closing of the CHS-JV acquisition.  On January 25, 2017, the Company sold 3.5 million shares of common stock for net proceeds of $143.9 million, after deducting the estimated underwriting discounts and commissions and offering expenses, which were used to repay obligations under the Facility.

As of June 30, 2017, the Company was in compliance with the various financial covenants.  Application of the Facility’s borrowing formula as of June 30, 2017, would have permitted approximately $198.2 million to be used.  The Company had irrevocable letters of credit totaling $16.7 million in connection with its self-insurance programs.

The effective interest rates on the Company’s borrowings were 3.89% and 5.76% for the quarters ended June 30, 2017 and July 1, 2016, respectively.

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

6.Earnings per Common Share

A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted earnings per common share is as follows:

	Quarter ended		Six months ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Basic weighted average outstanding shares	13,717	10,158	13,212	10,125
Add common equivalent shares representing shares issuable upon exercise of dilutive awards	237	164	237	186
Diluted weighted average number of shares	13,954	10,322	13,449	10,311

Anti-dilutive shares excluded from calculation	96	59	96	76

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

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against the Company by various claimants.  The claims are in various stages of processing and some may ultimately be brought to trial.  The Company is aware of incidents that have occurred through June 30, 2017 that may result in the assertion of additional claims.  The Company currently carries professional and general liability insurance coverage (on a claims made basis) for this exposure with no deductible.  The Company also carries D&O coverage (also on a claims made basis) for potential claims against the Company’s directors and officers, including securities actions, with deductibles ranging from $0.2 million to $0.5 million per claim.

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

8.Acquisitions

CHS-JV Acquisition

The acquisition of CHS-JV closed on the Company’s first day of fiscal 2017.  As a result, the Company’s six months ended June 30, 2017 included two full quarters of revenues, operating income before corporate expenses and deal and transaction costs of approximately $98.1 million, $17.9 million and $3.9 million, respectively.  Comparable unaudited pro forma year to date CHS-JV operating results for 2016 totaled revenue and operating income of $98.4 million and $4.5 million, respectively.  Unaudited pro forma information is for illustrative purposes only and may not be indicative of the results of operations that would have actually occurred if the transaction described had been completed as of the beginning of 2016.  In addition, future results may vary from the results reflected in such information.

The following table summarizes the preliminary estimates of fair values of the assets acquired and liabilities assumed in the CHS-JV acquisition:

Purchase
Price Allocation
Accounts receivable, net	$21,020
Prepaids and other assets	705
Property, plant & equipment	8,423
Goodwill	83,782
Intangibles	61,800
Assets acquired	175,730
Liabilities assumed	(14,759)
Non-controlling interest	(32,042)
Net assets acquired	$128,929

Second quarter adjustments to the CHS-JV acquisition purchase price allocation are based on the preliminary results from our valuation firm.  Goodwill arising from the CHS-JV transaction is based upon expected contributions to the overall corporate strategy in addition to synergies and acquired workforce, which are not separable from goodwill.  Revenues and goodwill associated with this transaction are assigned to the Home Health and Other Home-Based Services segments.  Amortizable goodwill and intangibles acquired in the CHS-JV acquisition are expected to be tax deductible.

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

9.Income Taxes

The Company’s effective income tax rate for the six month periods ended June 30, 2017 and July 1, 2016 was approximately 29.5% and 40.5%, respectively.  The lower effective income tax rate for the six months of 2017 was due to a change in accounting rules for excess tax benefits or losses from the exercise of stock options and vesting of restricted shares.  Previously, accounting guidance recorded called for this to be recorded to Additional paid-in capital.  Future periods with option exercises or restricted stock vesting will have a lower tax provision.   See Note 1 for additional discussion of the new accounting guidance.

Accounting principles generally accepted in the United States prescribe a recognition threshold and measurement attribute for the accounting and financial statement disclosure of tax positions taken or expected to be taken in a tax return.  The evaluation of a tax position is a two-step process.  The first step requires the Company to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position.  The second step requires the Company to recognize in the financial statements each tax position that meets the more likely than not criteria, measured at the amount of benefit that has a greater than 50% likelihood of being realized.  The Company had $4.1 million of unrecognized tax benefits at June 30, 2017, the total amount of which, if recognized, would affect the tax rate.  The Company includes the full amount of unrecognized tax benefits in other liabilities in the Consolidated Balance Sheets.  Additionally, the Company may from time to time be assessed interest and penalties by tax jurisdictions.  Any such assessments historically have been immaterial to the Company’s financial results and are classified as other general and administrative expenses in the consolidated statements of income.

10.Stockholders’ Equity

Stock Transaction

On January 19, 2017, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, pursuant to which the Company agreed to issue and sell to the Underwriters a total of 3,000 shares of the Company’s common stock, par value $0.10 per share, plus an option to purchase up to 450 additional shares of common stock (the “Offering”), in a registered public offering pursuant to the Company’s shelf registration statement on Form S-3 (Registration No. 333-204584).

On January 25, 2017, the Company sold 3,450 shares of common stock at $44.50 per share under the shelf registration statement for gross proceeds of approximately $153.5 million.  Net proceeds were approximately $143.9 million after deducting the estimated underwriting discounts and commissions and offering expenses. Proceeds from the Offering were used to repay obligations under the revolving credit facility, which increased credit available under the Facility from approximately $78.6 million at December 30, 2016 to approximately $204 million after the Offering.  Further, the Company incurred $0.4 million in professional fees related to the Offering that were recorded to additional paid-in capital.

11.Subsequent Events

On July 14, 2017, the Company’s CHS-JV purchased the assets of a Medicare-certified home health agency and related private duty company from Island Home Care located in Key West, Florida.  The purchase price was $1.2 million. Post-acquisition operating results are reported in the Company’s HH and OHBS segments.

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

For a detailed discussion of these and other factors that could cause our actual results to differ materially from the results contemplated by the forward-looking statements, please refer to Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 30, 2016 and this Form 10-Q.  The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report.  Except as required by law, we assume no responsibility for updating forward-looking statements to reflect unforeseen or other events after the date of this report.  We have provided a detailed discussion of risk factors in our Form 10-K and various filings with the Securities and Exchange Commission (“SEC”).  The reader is encouraged to review these risk factors and filings.

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

Operating Segments

In the first quarter in 2017, we redefined our reporting segments to include a) Home Health (“HH”) formerly Visiting Nurse, b) Other Home-Based Services (“OHBS”) which includes all other home care services outside of Home Health services and c) the Healthcare Innovations (“HCI”) segment.  Our OHBS segment consists of our historical personal care operations plus hospice services.  Prior year segment information has been reclassified to conform to our new segment definitions.  In our opinion, this approach provides investors clarity for the largest segment, Home Health, and best aligns with our internal decision-making processes as viewed by the chief operating decision maker.

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

Our HH segment provides skilled medical services in patients’ homes largely to enable recipients to reduce or avoid periods of hospitalization and/or nursing home care.  Approximately 95% of our HH segment revenues were generated from the Medicare program, while the balance was generated from Medicaid and private insurance programs.

Our OHBS segment includes traditional personal care services (generally provided by paraprofessional staff such as home health aides) which are generally of a custodial rather than skilled nature.  Personal care revenues are generated on an hourly basis and are primarily from Medicaid (approximately 79% of personal care revenues).  Hospice services are largely provided in patients’ homes and generally require specialized hospice nursing skills.  Hospice revenues are generated on a per diem basis and are primarily from Medicare (approximately 92% of hospice revenues).

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

The HCI segment includes: a) an ACO enablement company; b) an in-home assessment company serving the long-term care insurance industry and managed care organizations; and c) an investment in a population-health analytics company.

Certain general and administrative expenses incurred at the corporate level have not been allocated to the segments.

Recent Developments

On December 31, 2016, the first day of our 2017 fiscal year end, we acquired an 80% controlling interest in the entity holding the home health and hospice assets of Community Health Systems, Inc. (NYSE: CYH) (referred to herein as “CHS-JV”).  CHS-JV, a provider of skilled home health and hospice services, currently operates 74 home health and 15 hospice branch locations in 22 states.  With the completion of this transaction, Almost Family now operates 329 branches across 26 states.  The purchase price of $128 million was funded through borrowings on the Company's revolving credit facility.  We expect the transaction will add approximately $200 million in revenue annually.  Approximately 85% of CHS-JV revenue is reported in our HH segment and 15% (hospice) is reported in our OHBS segment.

2017 Common Stock Offering

On January 25, 2017, we sold 3,450 shares of common stock at $44.50 per share for gross proceeds of approximately $153.5 million.  Total net proceeds, after underwriting discounts and commissions and our offering expenses, were approximately $143.9 million.  These proceeds were used to repay obligations under the revolving credit facility.

Health Care Reform Legislation and Medicare Regulations

The reader is encouraged to review our detailed discussion of Health Care Reform Legislation and Medicare Regulations in the similarly titled section in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” along with the discussion under “Government Regulation” in Part I, Item 1, “Business” and Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 30, 2016.

On July 25, 2017, the Centers for Medicare and Medicaid Services (CMS) issued its proposed rule for 2018. CMS is proposing a 0.4% rate cut consisting of a 1.0% market basket update, a 0.97% case mix adjustment and sunset of the rural add-on provision. The proposed rule, which also proposes certain refinements to the Home Health Value-based Purchasing Model plus a new Home Health Groupings Model (HHGM Case Mix Model) for 2019, is currently open for comment. The final rule is expected to be released in late October 2017.  With regard to the HHGM Case Mix Model, as proposed it would also be subject to regulatory review through the 2019 preliminary and final rule process and thus can reasonably be expected to change from its current form prior to actual implementation.

Due to the complexity, early stage of development and announcement and subjectivity to future change of the FY2019 HHGM, the Company is unable to predict at this time the impact such a proposal, if enacted, and in what form enacted, may have on the Company’s future financial performance and condition.

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

On June 8, 2016, CMS announced the “Pre-Claim Review Demonstration of Home Health Services” which seeks to demonstrate that a review of selected documentation prior to payment of claims can decrease “improper payments because of insufficient documentation”.  According to CMS, the pre-claim review demonstration is expected to help educate Home Health Agencies on what documentation is required and encourage them to submit the correct documentation, while still allowing the HHA to begin providing services and receive initial payments prior to the pre-claim review decision.  The pre-claim review demonstration began in Illinois in 2016, but currently has been suspended.  Further expansion to Florida, Texas, Michigan and Massachusetts has also been delayed.  We are currently unable to predict what impact, if any, this demonstration program may have on our results of operations or financial position.

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

RESULTS OF OPERATIONS

SECOND QUARTER

Consolidated

(In thousands)

	Quarter ended
	June 30, 2017		July 1, 2016		Change
Consolidated	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues:
Home Health	$148,373	73.9%	$110,340	70.7%	$38,033	34.5%
Other Home-Based Services	46,519	23.2%	40,012	25.6%	6,507	16.3%
Healthcare Innovations	5,841	2.9%	5,644	3.6%	197	3.5%
	200,733	100.0%	155,996	100.0%	44,737	28.7%
Operating income before corporate expenses:
Home Health	20,213	13.6%	15,267	13.8%	4,946	32.4%
Other Home-Based Services	4,051	8.7%	3,051	7.6%	1,000	32.8%
Healthcare Innovations	327	5.6%	720	12.8%	(393)	(54.6)%
	24,591	12.3%	19,038	12.2%	5,553	29.2%

Corporate expenses	9,336	4.7%	6,951	4.5%	2,385	34.3%
Deal, transition and other costs	5,424	2.7%	2,589	1.7%	2,835	109.5%
Operating income	9,831	4.9%	9,498	6.1%	333	3.5%
Interest expense, net	1,579	0.8%	1,604	1.0%	(25)	(1.6)%
Net income (loss) - noncontrolling interests	725	0.4%	(133)	(0.1)%	858	NM
Net income before income taxes	$7,527	3.7%	$8,027	5.1%	$(500)	(6.2)%

Adjusted EBITDA (1)	$17,816	8.9%	$13,757	8.8%	$4,059	29.5%
Adjusted net income (1)	$7,834	3.9%	$6,317	4.0%	$1,517	24.0%

(1)See Page 27 for GAAP reconciliation of Adjusted EBITDA and Adjusted net income attributable to Almost Family, Inc.

Home Health segment net revenues increased 34.5% or $38.0 million to $148.4 million from $110.3 million in the prior year and episodic admissions grew by 42.2% to 29,761 from 20,932 primarily due to the CHS-JV acquisition.    Revenues from the Home Health facilities acquired in the CHS-JV acquisition were $41.9 million for the quarter ended June 30, 2017.

Other Home-Based Care segment net revenues increased year over year by $6.5 million primarily as a result of the CHS-JV acquisition’s 15 hospice facilities.  Hospice revenues were $7.3 million for quarter ended June 30, 2017.

Healthcare Innovations segment net revenues increased $0.2 million to $5.8 million in 2017 from $5.6 million in 2016, while operating income declined to $0.3 million from $0.7 million in 2016.

Refer to the individual segment discussions for further operating performance details.

Corporate expenses as a percentage of revenue increased to 4.7% from 4.5% in the prior period, primarily related to a management incentive provision in the current period while the prior period had none.  Deal, transition and other costs were $5.4 million, primarily as a result of the ongoing conversion, training and implementation costs of our Home Health segment to the HomeCare-HomeBase information system and transition related to the CHS-JV acquisition.  The

HomeCare-HomeBase system conversion, implementation, training and related costs are expected to continue through the end of 2017.

Our effective tax rate for the second quarter of 2017 and 2016 was 36.5% and 40.5%, respectively.  The lower effective income tax rate for the second quarter 2017 was due to the favorable impact of excess tax benefits from the exercise of stock options.

Home Health

(In thousands, except for statistics)

	Quarter ended
	June 30, 2017		July 1, 2016		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$148,373	100.0%	$110,340	100.0%	$38,033	34.5%
Cost of service revenues	71,425	48.1%	53,629	48.6%	17,796	33.2%
Gross margin	76,948	51.9%	56,711	51.4%	20,237	35.7%
General and administrative expenses:
Salaries and benefits	41,620	28.1%	30,179	27.4%	11,441	37.9%
Other	15,115	10.2%	11,265	10.2%	3,850	34.2%
Total general and administrative expenses	56,735	38.2%	41,444	37.6%	15,291	36.9%
Operating income before corporate expenses	$20,213	13.6%	$15,267	13.8%	$4,946	32.4%

Number of locations	239		162		77	47.5%

All payors:
Admissions	39,728		27,410		12,318	44.9%
Census	31,588		23,441		8,147	34.8%
Visits	944,454		735,138		209,316	28.5%
Cost per visit	$76		$73		$3	3.7%
G&A expense per census	$1,796		$1,768		$28	1.6%

Episodic:
Admissions	29,761		20,932		8,829	42.2%
Census	24,263		18,010		6,253	34.7%
Episodes	45,309		32,775		12,534	38.2%
Visits	745,039		589,116		155,923	26.5%
Revenue	$126,984	85.6%	$95,305	86.4%	$31,679	33.2%
Revenue per episode	$2,803		$2,908		$(105)	(3.6)%
Visits per episode	16.4		18.0		(1.5)	(8.5)%

Non-episodic:
Admissions	9,967		6,478		3,489	53.9%
Census	7,325		5,431		1,894	34.9%
Visits	199,415		146,022		53,393	36.6%
Revenue	$21,389	14.4%	$15,035	13.6%	$6,354	42.3%
Revenue per visit	$107		$103		$4	4.2%
Visits per admission	20.0		22.5		(2.5)	(11.2)%

Home Health segment net revenues increased $38.0 million to $148.4 million from $110.3 million in the prior year, as episodic admissions grew by 42.2% to 29,761 from 20,932, primarily due to the CHS-JV acquisition.  Excluding the CHS-JV acquisition, episodic admissions grew 3.0%, including a 2.8% growth rate in Florida.  Revenue from volume growth was partially offset by a net effective 1% Medicare rate cut.

The Company’s average wage rates increased by an approximately 2% annual cost of living adjustment for full-time staff effective January 1, 2017.

Gross margin as a percent of revenue increased 0.5% primarily as the 1% Medicare rate cut and increased cost per visit were more than offset by improved mix.  Cost per visit increased 3.7% due to a combination of increased wage rates, lower visit utilization and costs associated with the HomeCare-HomeBase implementation.

Total general and administrative expenses as a percent of revenue increased 0.60% primarily due to the combined effect of the Medicare rate cut and increased wage rates.  General and administrative expenses per average census increased primarily due to higher wage rates.

HH segment contribution increased $4.9 million, or 32.4%, to $20.2 million, from $15.3 million in the prior year period.

Other Home-Based Services

(In thousands, except for statistics)

	Quarter ended
	June 30, 2017		July 1, 2016		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$46,519	100.0%	$40,012	100.0%	$6,507	16.3%
Cost of service revenues	30,076	64.7%	27,476	68.7%	2,600	9.5%
Gross margin	16,443	35.3%	12,536	31.3%	3,907	31.2%
General and administrative expenses:
Salaries and benefits	8,224	17.7%	6,040	15.1%	2,184	36.2%
Other	4,168	9.0%	3,445	8.6%	723	21.0%
Total general and administrative expenses	12,392	26.6%	9,485	23.7%	2,907	30.6%
Operating income before corporate expenses	$4,051	8.7%	$3,051	7.6%	$1,000	32.8%

Personal Care:
Locations	74		71		3	4.2%
Admissions	2,537		2,591		(54)	(2.1)%
Census	12,706		12,894		(188)	(1.5)%
Hours of service	1,813,207		1,857,937		(44,730)	(2.4)%
Hours per patient per week	11.0		11.1		(0.1)	(1.0)%
Revenue	$39,248	84.4%	$39,694	99.2%	$(446)	(1.1)%
Operating income	$2,913		$3,008		$(95)	(3.2)%
Revenue per hour	$21.65		$21.36		$0.28	1.3%
Cost per hour	$13.23		$13.08		$0.15	1.1%

Hospice:
Locations	16		1		15	NM
Admissions	750		26		724	NM
Census	481		25		456	NM
Length of stay	58		45		13	28.9%
Revenue	$7,271	15.6%	$318	0.8%	$6,953	NM
Operating income	$1,138		$43		$1,095	NM
Revenue per day	$166		$142		$24	16.9%

Other Home-Based Services segment net revenues increased $6.5 million or 16.3% to $46.5 million in 2017 from $40.0 million, primarily as a result of the 15 hospice facilities acquired in the CHS-JV transaction.  Personal care revenues were down $0.4 million, or 1.1%, from prior year on lower volumes.

Additionally, mix changes combined with rate cuts and increases in wages influenced by increases in statutory minimum wage rates in certain states negatively impacted our personal care margins.

OHBS segment contribution increased $1.0 million as compared to the same period of last year.

Healthcare Innovations Segment

(In thousands, except for statistics)

	Quarter ended
	June 30, 2017		July 1, 2016		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$5,841	100.0%	$5,644	100.0%	$197	3.5%
Cost of service revenues	2,534	43.4%	2,582	45.7%	(48)	(1.9)%
Gross margin	3,307	56.6%	3,062	54.3%	245	8.0%
General and administrative expenses:
Salaries and benefits	1,811	31.0%	1,446	25.6%	365	25.2%
Other	1,169	20.0%	896	15.9%	273	30.5%
Total general and administrative expenses	2,980	51.0%	2,342	41.5%	638	27.2%
Operating income before corporate expenses	$327	5.6%	$720	12.8%	$(393)	(54.6)%

ACO Management
Medicare ACO enrollees under management	141,556		121,881		19,675	16.1%
ACOs under contract	15		14		1	7.1%
Revenue	$647	11.1%	$165	2.9%	$482	292.1%
Operating loss	$(580)		$(479)		$(101)	(21.1)%

Assessment Services
Assessments	22,284		19,820		2,464	12.4%
Revenue	$5,194	88.9%	$5,479	97.1%	$(285)	(5.2)%
Operating income	$907		$1,199		$(292)	(24.4)%

HCI segment net revenues increased $0.2 million to $5.8 million in 2017 from $5.6 million in 2016, while operating income declined to $0.3 million from $0.7 million in 2016.

In our ACO Management business, the majority of our revenue is generally recognized in the third quarter each year when we realize our portion of the preceding year’s Medicare Shared Savings Program success fees from the ACO’s we help manage.  In contrast, our operating costs are recognized as incurred throughout the year.  Increases in enrollees under management and the number of ACO’s in the current period resulted in increased net service revenues.  The increases in our ACO operating costs in 2017 versus 2016 are related to our investments to secure and support additional ACO customers for future periods, as well as increases in enrollees under management and the number of ACO’s in the current period.

Assessment services revenue and operating income decreased in comparison to the prior year as a result of changes in mix of assessments performed.

RESULTS OF OPERATIONS

YEAR TO DATE

Consolidated

(In thousands)

	Six months ended
	June 30, 2017		July 1, 2016		Change
Consolidated	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues:
Home Health	$299,528	74.5%	$219,762	71.0%	$79,766	36.3%
Other Home-Based Services	92,117	22.9%	79,896	25.8%	12,221	15.3%
Healthcare Innovations	10,400	2.6%	10,036	3.2%	364	3.6%
	402,045	100.0%	309,694	100.0%	92,351	29.8%
Operating (loss) income before corporate expenses:
Home Health	40,095	13.4%	30,308	13.8%	9,787	32.3%
Other Home-Based Services	7,865	8.5%	6,722	8.4%	1,143	17.0%
Healthcare Innovations	(16)	(0.2)%	47	0.5%	(63)	NM
	47,944	11.9%	37,077	12.0%	10,867	29.3%

Corporate expenses	18,394	4.6%	14,645	4.7%	3,749	25.6%
Deal, transition and other costs	12,655	3.1%	5,198	1.7%	7,457	143.5%
Operating income	16,895	4.2%	17,234	5.6%	(339)	(2.0)%
Interest expense, net	3,475	0.9%	2,936	0.9%	539	18.4%
Net income (loss) - noncontrolling interests	1,485	0.4%	(323)	(0.1)%	1,808	NM
Net income before income taxes	$11,935	3.0%	$14,621	4.7%	$(2,686)	(18.4)%

Adjusted EBITDA (1)	$34,624	8.6%	$25,954	8.4%	$8,670	33.4%
Adjusted net income (1)	$14,926	3.7%	$11,787	3.8%	$3,139	26.6%

(1)See Page 27 for GAAP reconciliation of Adjusted EBITDA and Adjusted net income attributable to Almost Family, Inc.

Home Health segment net revenues increased 36.3% or $79.8 million to $299.5 million from $219.8 million in the prior year, as episodic admissions grew by 43.5% to 61,051 from 42,544, primarily due to the CHS-JV acquisition.    Revenues from the Home Health facilities acquired in the CHS-JV acquisition were $84.8 million for 2017.

Other Home-Based Care segment net revenues increased year over year by $12.2 million primarily as a result of the CHS-JV acquisition’s 15 hospice facilities.  Hospice revenues from the CHS-JV were $14.3 million for 2017.

Healthcare Innovations segment net revenues increased $0.4 million to $10.4 million in 2017 from $10.0 million in 2016, while operating (loss) income was near break-even in both periods.

Refer to the individual segment discussions for further operating performance details.

Corporate expenses as a percentage of revenue decreased to 4.6% from 4.7% in the prior year period primarily due to a larger base of business following the CHS-JV acquisition.  Deal, transition and other costs were $12.7 million, primarily as a result of the CHS-JV acquisition.  Other increases relate to the conversion, training and implementation costs of our Home Health segment conversion to the HomeCare-HomeBase information system.  The HomeCare-HomeBase system conversion, implementation, training and related costs are expected to continue through the end of 2017.  Borrowings related to acquisitions increased interest expense to $3.5 million from $2.9 million in the prior year period.

Our effective tax rate for 2017 and 2016 was 29.5% and 40.5%, respectively.  The lower effective income tax rate for 2017 was due to a change in accounting rules for excess tax benefits from the exercise of stock options and vesting of restricted shares.  Under previous accounting rules these benefits were recorded in “additional paid-in capital” rather than in the current period tax provision.  Future periods with option exercises or restricted stock vesting will lower our tax provision in those periods.  Excluding such items, we continue to expect our effective tax rate for 2017 to be 39.5%.

Home Health

(In thousands, except for statistics)

	Six months ended
	June 30, 2017		July 1, 2016		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$299,528	100.0%	$219,762	100.0%	$79,766	36.3%
Cost of service revenues	144,946	48.4%	106,088	48.3%	38,858	36.6%
Gross margin	154,582	51.6%	113,674	51.7%	40,908	36.0%
General and administrative expenses:
Salaries and benefits	83,512	27.9%	60,409	27.5%	23,103	38.2%
Other	30,975	10.3%	22,957	10.4%	8,018	34.9%
Total general and administrative expenses	114,487	38.2%	83,366	37.9%	31,121	37.3%
Operating income before corporate expenses	$40,095	13.4%	$30,308	13.8%	$9,787	32.3%

Number of locations	239		162		77	47.5%

All payors:
Admissions	81,185		55,842		25,343	45.4%
Census	31,461		23,267		8,195	35.2%
Visits	1,913,808		1,471,297		442,511	30.1%
Cost per visit	$76		$72		$4	5.0%
G&A expense per census	$3,639		$3,583		$56	1.6%

Episodic:
Admissions	61,051		42,544		18,507	43.5%
Census	24,206		17,853		6,354	35.6%
Episodes	91,200		65,315		25,885	39.6%
Visits	1,513,051		1,176,808		336,243	28.6%
Revenue	$257,053	85.8%	$190,737	86.8%	$66,316	34.8%
Revenue per episode	$2,819		$2,920		$(102)	(3.5)%
Visits per episode	16.6		18.0		(1.4)	(7.9)%

Non-episodic:
Admissions	20,134		13,298		6,836	51.4%
Census	7,255		5,414		1,841	34.0%
Visits	400,757		294,489		106,268	36.1%
Revenue	$42,475	14.2%	$29,025	13.2%	$13,450	46.3%
Revenue per visit	$106		$99		$7	7.5%
Visits per admission	19.9		22.1		(2.2)	(10.1)%

Home Health segment net revenues increased $79.8 million to $299.5 million from $219.8 million in the prior year and episodic admissions grew by 43.5% to 61,051 from 42,544 primarily due to the CHS-JV acquisition.  Excluding the CHS-JV acquisition, episodic admissions grew 3.7%, including a 2.6% growth rate in Florida.  Volume growth was partially offset by a net effective 1% Medicare rate cut.

The Company’s average wage rates increased by an approximately 2% annual cost of living adjustment for full-time staff effective January 1, 2017.

Gross margin as a percent of revenue declined 0.10% primarily as the 1.0% Medicare rate cut and increased wage rates slightly outpaced favorable changes in mix.  Cost per visit increased 5.0% due to a combination of increased wage rates and costs associated with the HomeCare-HomeBase implementation.

Total general and administrative expenses as a percent of revenue increased 0.30% primarily due to the combined effect of the Medicare rate cut and increased wage rates.  General and administrative expenses per average census increased primarily due to higher wage rates.

HH segment contribution increased $9.8 million, or 32.3%, to $40.1 million, from $30.3 million in the prior year period.

Other Home-Based Services

(In thousands, except for statistics)

	Six months ended
	June 30, 2017		July 1, 2016		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$92,117	100.0%	$79,896	100.0%	$12,221	15.3%
Cost of service revenues	60,579	65.8%	54,819	68.6%	5,760	10.5%
Gross margin	31,538	34.2%	25,077	31.4%	6,461	25.8%
General and administrative expenses:
Salaries and benefits	15,600	16.9%	11,794	14.8%	3,806	32.3%
Other	8,073	8.8%	6,561	8.2%	1,512	23.0%
Total general and administrative expenses	23,673	25.7%	18,355	23.0%	5,318	29.0%
Operating income before corporate expenses	$7,865	8.5%	$6,722	8.4%	$1,143	17.0%

Personal Care:
Locations	74		71		3	4.2%
Admissions	4,878		5,037		(159)	(3.2)%
Census	12,766		12,720		46	0.4%
Hours of service	3,642,749		3,706,146		(63,397)	(1.7)%
Hours per patient per week	11.0		11.2		(0.2)	(2.1)%
Revenue	$77,802	84.5%	$79,387	99.4%	$(1,585)	(2.0)%
Operating income	$5,261		$6,745		$(1,484)	(22.0)%
Revenue per hour	$21.36		$21.42		$(0.06)	(0.3)%
Cost per hour	$13.08		$13.03		$0.05	0.4%

Hospice:
Locations	16		1		15	NM
Admissions	1,508		49		1,459	NM
Census	474		20		454	NM
Length of stay	57		38		20	52.0%
Revenue	$14,315	15.5%	$509	0.6%	$13,806	NM
Operating income	$2,604		$(23)		$2,627	NM
Revenue per day	$166		$142		$24	16.9%

Other Home-Based Services segment net revenues increased $12.2 million or 15.3% to $92.1 million in 2017 from $79.9 million, primarily as a result of the 15 hospice facilities acquired in the CHS-JV transaction.  Personal care revenues were down $1.6 million or 2.0% from prior year on lower volumes.

Additionally, mix changes combined with rate cuts and increases in wages influenced by increases in statutory minimum wage rates in certain states negatively impacted our personal care margins.

OHBS segment contribution increased $1.1 million as compared to the same period of last year.

Healthcare Innovations Segment

(In thousands, except for statistics)

	Six months ended
	June 30, 2017		July 1, 2016		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$10,400	100.0%	$10,036	100.0%	$364	3.6%
Cost of service revenues	4,776	45.9%	5,006	49.9%	(230)	(4.6)%
Gross margin	5,624	54.1%	5,030	50.1%	594	11.8%
General and administrative expenses:
Salaries and benefits	3,410	32.8%	3,285	32.7%	125	3.8%
Other	2,230	21.4%	1,698	16.9%	532	31.3%
Total general and administrative expenses	5,640	54.2%	4,983	49.7%	657	13.2%
Operating (loss) income before corporate expenses	$(16)	(0.2)%	$47	0.5%	$(63)	(134.0)%

ACO Management
Medicare ACO enrollees under management	141,556		121,881		19,675	16.1%
ACOs under contract	15		14		1	7.1%
Revenue	$1,190	11.4%	$336	3.3%	$854	254.2%
Operating (loss)	$(969)		$(871)		$(98)	(11.3)%

Assessment Services
Assessments	37,496		35,395		2,101	5.9%
Revenue	$9,210	88.6%	$9,700	96.7%	$(490)	(5.1)%
Operating income	$953		$918		$35	3.8%

HCI segment net revenues increased $0.4 million to $10.4 million in 2017 from $10.0 million in 2016, while operating (loss) income before corporate expenses was essentially break-even in both periods.

In our ACO Management business, the majority of our revenue is earned in the third quarter of each year as we realize our portion of the Medicare Shared Savings Program success fees from the ACO’s we help manage.

Assessment services revenue decreased in comparison to the prior year as a result of changes in the mix of assessments performed, while operating income as a percentage of revenue increased to 10.3% from 9.5% in the prior period.

Liquidity and Capital Resources

2017 Common Stock Offering

On January 25, 2017, we sold 3,450 shares of common stock at $44.50 per share for gross proceeds of approximately $153.5 million.  Total net proceeds, after underwriting discounts and commissions and our offering expenses, were approximately $143.9 million.  These proceeds were used to repay obligations under the revolving credit facility.

Revolving Credit Facility

We have a senior secured revolving credit facility with JPMorgan Chase Bank, N.A., as Administrative Agent, and certain other lenders (the “Facility”).  The Facility provides a credit line of up to $350 million with a maturity date of December 3, 2021, and an “accordion” feature providing for potential future expansion of the Facility up to $150 million of additional borrowings upon our further request and approval by a lender or lenders willing to extend such borrowings.  Borrowings, other than letters of credit, under the Facility generally will bear interest at a varying rate equal to the London Interbank Offered Rate (“LIBOR”) plus a margin which varies from 1.50% to 2.75%, depending on our leverage ratio.  The Facility is secured by substantially all our assets and the assets and stock of our subsidiaries.  Debt issuance costs of $4.7 million were capitalized with the Facility and are being amortized to interest expense through December 2021.

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

On December 30, 2016, we borrowed approximately $128.9 million from the Facility to finance the CHS-JV transaction, which was classified as a Transaction deposit and was included in revolving credit facility in the December 30, 2016 Consolidated Balance Sheet.  On December 31, 2016, the first day of the Company’s 2017 fiscal year, the Transaction deposit converted to purchase price with the closing of the CHS-JV acquisition.  On January 25, 2017, we sold 3,450 shares of common stock for net proceeds of $143.9 million, after deducting the estimated underwriting discounts and commissions and our offering expenses, which were used to repay obligations under the Facility.

As of June 30, 2017, we were in compliance with the various financial covenants.  Application of the Facility’s borrowing formula as of June 30, 2017, would have permitted approximately $198.2 million to be used.  We had irrevocable letters of credit totaling $16.7 million in connection with our self-insurance programs.

The effective interest rates on our borrowings for the three-month periods ended June 30, 2017 and July 1, 2016 were 3.89% and 5.76%, respectively.

We believe the Facility will be sufficient to fund our operating needs and expansion plans for at least the next year.  We will continue to evaluate additional capital, including possible debt and equity investments in the Company, to support a more rapid development of the business than would be possible with internal funds.

Cash Flows

Key elements to the Consolidated Statements of Cash Flows were:

	Six months ended
Net Change in Cash and Cash Equivalents (in thousands)	June 30, 2017	July 1, 2016
Provided by (used in):
Operating activities	$11,760	$10,405
Investing activities	(3,351)	(33,029)
Financing activities	3,022	21,016
Net increase (decrease) in cash and cash equivalents	$11,431	$(1,608)

2017 Compared to 2016

Net cash provided by operating activities of $11.8 million resulted from current period net income of $8.4 million plus certain non-cash items, net of changes in accounts receivables and accounts payable and accrued expenses.  Accounts receivable days sales outstanding were 57 at the end of the second quarter of 2017, as compared to 53 days at the end of the fourth quarter of 2016.  Increases in days outstanding are largely attributable to backlogs related to delayed regulatory processing from asset acquisitions.

Cash used in investing activities was driven by capital expenditures largely related to our implementation of the HomeCare-HomeBase information system. Cash used for the acquisition of the CHS-JV was offset by the reduction of the December 2016 transaction deposit.

Cash provided by financing activities from the sale of common stock of $143.9 million was used to repay obligations under the revolving credit facility.

2016 Compared to 2015

Net cash provided by operating activities resulted primarily from current period net income of $8.4 million plus certain non-cash items, net of changes in accounts receivable, accounts payable and accrued expenses.  Accounts receivable days sales outstanding, which were 56 at July 1, 2016 and 59 at July 3, 2015, decreased due to improved collections.

Cash used in investing activities was primarily due to our 2016 acquisitions:  June 19, 2016 – Wisconsin and January 5, 2016 - LTS and Bayonne.

Cash provided by financing activities resulted from $21.4 million of new borrowings on the revolving credit facility to fund acquisitions, partially offset by repayments from operating cash flow.

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

	Quarter ended		Six months ended
(in thousands)	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Net income attributable to Almost Family, Inc.	$4,776	$4,777	$8,410	$8,694
Addbacks:
Deal, transition and other, net of tax	3,058	1,540	6,516	3,093
Adjusted net income attributable to Almost Family, Inc.	$7,834	$6,317	$14,926	$11,787
Per share amounts-basic:
Average shares outstanding	13,717	10,158	13,212	10,125
Net income attributable to Almost Family, Inc.	$0.35	$0.47	$0.64	$0.86
Addbacks:
Deal, transition and other, net of tax	0.22	0.15	0.49	0.31
Adjusted net income attributable to Almost Family, Inc.	$0.57	$0.62	$1.13	$1.16

Per share amounts-diluted:
Average shares outstanding	13,954	10,322	13,449	10,311
Net income attributable to Almost Family, Inc.	$0.34	$0.46	$0.63	$0.84
Addbacks:
Deal, transition and other, net of tax	0.22	0.15	0.48	0.30
Adjusted net income attributable to Almost Family, Inc.	$0.56	$0.61	$1.11	$1.14

Adjusted EBITDA

Adjusted earnings before interest, income and franchise taxes, depreciation, amortization, amortization of stock-based compensation, and deal, transition and other (“Adjusted EBITDA”) is not a measure of financial performance under U.S. GAAP.  It should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating, investing or financing activities, or any other measure calculated in accordance with generally accepted accounting principles.  The items excluded from Adjusted EBITDA are significant components in understanding and evaluating financial performance and liquidity.  Management routinely calculates and communicates Adjusted EBITDA and believes that it is useful to investors because it is commonly used as an analytical indicator within our industry to evaluate performance, measure leverage capacity and debt service ability, and to estimate current or prospective enterprise value. Adjusted EBITDA is used in certain covenants contained in our revolving credit facility.  The following table sets forth a reconciliation of net income to Adjusted EBITDA as of June 30, 2017:

	Quarter ended		Six months ended
(in thousands)	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Net income attributable to Almost Family, Inc.	$4,776	$4,777	$8,410	$8,694

Add back:
Net income (loss) attributable to noncontrolling interests	725	(133)	1,485	(323)
Interest expense, net	1,579	1,604	3,475	2,936
Income tax expense	2,751	3,250	3,525	5,927
Franchise taxes	253	122	467	272
Depreciation and amortization	1,660	864	3,193	1,848
Stock-based compensation	648	684	1,414	1,402
Deal, transition and other costs	5,424	2,589	12,655	5,198
Adjusted EBITDA	$17,816	$13,757	$34,624	$25,954

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Instruments

We have not used derivative instruments.

Market Risk of Financial Instruments

Our primary market risk exposure with regard to financial instruments is changes in interest rates on long-term obligations.

At June 30, 2017, a hypothetical 100 basis point increase in short-term interest rates would result in a reduction of approximately $1.2 million in our quarter pre-tax earnings.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures – As of June 30, 2017, the Company’s management, with participation of the Company’s Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2017.

Changes in Internal Control Over Financial Reporting - There were no changes in the Company’s internal control over financial reporting during the second quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Information regarding risk factors appears in our Form 10-K for the year ended December 30, 2016, under the heading “Special Caution Regarding Forward – Looking Statements” and in the Form 10-K Part I, Item 1A. Risk Factors.  There have been no material changes from the risk factors disclosed in our Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

				(d) Maximum Number
	(a) Total		(c) Total Number of	(or Approximate Dollar
	Number of	(b) Average	Shares (or Units)	Value) of Shares (or
	Shares (or	Price Paid	Purchased as Part of	Units) that May Yet Be
	Units)	per Share	Publicly Announced	Purchased Under the
Period	Purchased (1)	(or Unit)	Plans or Programs	Plans or Programs
April1, 2017 – April 27, 2017	—	$-	—	—
April 28, 2017 – May 24, 2017	7,748	57.25	—	—
May 25, 2017 – June 30, 2017	1,446	61.04	—	—
Total	9,194	$57.85	—	—

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

101

Financial statements from the quarterly report on Form 10-Q of Almost Family, Inc. for the quarter ended June 30, 2017, filed on August 8, 2017, formatted in XBRL:  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALMOST FAMILY, INC.

Date August 8, 2017	By:	/s/ William B. Yarmuth William B. Yarmuth

Chairman of the Board and Chief Executive Officer

By:	/s/ C. Steven Guenthner
C. Steven Guenthner
President and
Principal Financial Officer