Form 10-Q
period 2017-09-29
ALMOST FAMILY INC
filed 2017-11-08
CIK 799231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2017

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

Yes ☐              No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock    $0.10 par value

Shares outstanding at November 2, 2017   13,965,031

ALMOST FAMILY, INC. AND SUBSIDIARIES

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	(Unaudited)
	September 29, 2017	December 30, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,149	$10,110
Accounts receivable - net	131,873	99,212
Prepaid expenses and other current assets	16,711	11,432
TOTAL CURRENT ASSETS	167,733	120,754
PROPERTY AND EQUIPMENT - NET	16,489	10,732
GOODWILL	390,552	305,476
OTHER INTANGIBLE ASSETS - NET	145,363	85,063
TRANSACTION DEPOSIT	—	128,930
ASSETS HELD FOR SALE	3,800	—
OTHER ASSETS	7,936	7,757
TOTAL ASSETS	$731,873	$658,712

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$19,218	$12,122
Accrued other liabilities	50,693	39,728
TOTAL CURRENT LIABILITIES	69,911	51,850

LONG-TERM LIABILITIES:
Revolving credit facility	120,374	262,456
Deferred tax liabilities	26,769	21,145
Seller notes	12,761	12,500
Other liabilities	7,270	6,581
TOTAL LONG-TERM LIABILITIES	167,174	302,682
TOTAL LIABILITIES	237,085	354,532

NONCONTROLLING INTEREST - REDEEMABLE -
HEALTHCARE INNOVATIONS	2,256	2,256

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.05; authorized 2,000 shares; none issued or outstanding	—	—
Common stock, par value $0.10; authorized 25,000; 14,133 and 10,504 issued and outstanding	1,414	1,051
Treasury stock, at cost, 169 and 117 shares	(5,825)	(3,258)
Additional paid-in capital	288,329	141,233
Retained earnings	174,962	163,763
Almost Family, Inc. stockholders' equity	458,880	302,789
Noncontrolling interests - nonredeemable	33,652	(865)
TOTAL STOCKHOLDERS’ EQUITY	492,532	301,924
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$731,873	$658,712

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except per share data)

	Quarter ended		Nine months ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Net service revenues	$194,302	160,421	596,347	470,114
Cost of service revenues (excluding depreciation and amortization)	103,777	86,074	314,097	251,998
Gross margin	90,525	74,347	282,250	218,116
General and administrative expenses:
Salaries and benefits	54,840	42,952	167,743	126,134
Other	23,631	18,029	72,252	55,974
Deal, transition and other costs	4,467	2,257	17,122	7,455
Total general and administrative expenses	82,938	63,238	257,117	189,563
Operating income	7,587	11,109	25,133	28,553
Interest expense, net	1,668	1,537	5,794	4,684
Income before noncontrolling interests and income taxes	5,919	9,572	19,339	23,869
Net income attributable to noncontrolling interests	561	1,012	2,046	689
Net income before income taxes	5,358	8,560	17,293	23,180
Income tax expense	2,188	3,194	5,713	9,120
Net income attributable to Almost Family, Inc.	$3,170	$5,366	$11,580	$14,060

Per share amounts-basic:
Average shares outstanding	13,731	10,172	13,385	10,150
Net income attributable to Almost Family, Inc.	$0.23	$0.53	$0.87	$1.39

Per share amounts-diluted:
Average shares outstanding	13,941	10,310	13,627	10,328
Net income attributable to Almost Family, Inc.	$0.23	$0.52	$0.85	$1.36

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine months ended
	September 29, 2017	September 30, 2016
Cash flows from operating activities:
Net income attributable to Almost Family, Inc.	$11,580	$14,060
Net income attributable to noncontrolling interests	2,046	689
Consolidated net income	13,626	14,749
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,924	2,813
Provision for uncollectible accounts	11,151	10,626
Stock-based compensation	2,094	2,013
Loan cost amortization	706	207
Deferred income taxes	5,624	6,081
	38,125	36,489
Change in certain net assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(22,302)	(12,831)
Prepaid expenses and other current assets	(4,625)	(4,451)
Other assets	(875)	(620)
Accounts payable and accrued expenses	4,476	(3,302)
Net cash provided by operating activities	14,799	15,285
Cash flows from investing activities:
Capital expenditures	(5,346)	(4,364)
Transaction deposit	128,930	—
Acquisitions, net of cash acquired	(130,069)	(31,256)
Net cash used in investing activities	(6,485)	(35,620)
Cash flows from financing activities:
Credit facility borrowings	202,934	215,430
Credit facility repayments, net	(345,016)	(195,396)
Debt issuance fees	—	(102)
Proceeds from stock offering, net	143,908	—
Proceeds from stock option exercises	1,505	(9)
Purchase of common stock in connection with share awards	(2,567)	(484)
Tax impact of share awards	—	257
Principal payments on notes payable and capital leases	(39)	(56)
Net cash provided by financing activities	725	19,640
Net increase (decrease) in cash and cash equivalents	9,039	(695)
Cash and cash equivalents at beginning of period	10,110	7,522
Cash and cash equivalents at end of period	$19,149	$6,827

See accompanying Notes to Consolidated Financial Statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Unless otherwise indicated, all dollars and share amounts are in thousands, except per share data)

1.Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements for the quarters ended September 29, 2017 and September 30, 2016, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations.   Accordingly, the reader of this Form 10-Q is referred to Almost Family, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 30, 2016 for further information.  In the opinion of management of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position at September 29, 2017, and the results of operations and cash flows for the quarters ended September 29, 2017 and September 30, 2016.  The results of operations for the quarter ended September 29, 2017 are not necessarily indicative of the operating results for the year.

On the first day of fiscal 2017, the Company acquired an 80% controlling interest in the entity holding the home health and hospice assets of Community Health Systems, Inc. (NYSE: CYH) (“CHS-JV”).  Community Health Systems, Inc. ("CHS") is one of the largest publicly-traded hospital companies in the United States and a leading operator of general acute care hospitals in communities across the country.  CHS retained the remaining 20%. The purchase price of $128.9 million was funded through borrowings on the Company's revolving credit facility, which resulted in a deposit in the December 30, 2016 balance sheet.  The deposit was converted to purchase consideration at closing.  The borrowing was subsequently repaid with proceeds from the Company’s stock offering on January 25, 2017.  The final purchase price is subject to a working capital adjustment.  CHS-JV currently operates 76 home health and 15 hospice branch locations in 22 states.  With the completion of this transaction, the Company now operates 332 branches across 26 states.

Third quarter operating results for the Company’s home health, personal care, hospice and assessment business lines were adversely impacted by Hurricanes Irma and Harvey (the “Hurricanes”).  Due to the early warnings and evacuations related to these storms, the period of disruption started well in advance of each storm actually striking affected areas, while recovery periods were elongated.  The Hurricanes impacted the Company’s operations in Florida, Georgia and Texas, which are the source of approximately one quarter of revenue.  The impact of lost admissions, visits, assessments and revenue on operating income was approximately $3.3 million in the third quarter of 2017.

Reclassification

Consistent with the terms of the Company’s revolving credit facility, the Company now classifies unused commitment (“Unused”) and Letter of Credit (“LOC”) fees as a part of interest expense.  Historically, such costs were included in General and administrative – Other.  Unused and LOC fees for prior periods were reclassified to interest expense for consistency.  Unused and LOC fees included in Interest expense for the quarter and nine months ended September 29, 2017 were $0.4 million and $1.0 million, respectively, while comparable prior year amounts were $0.1 million and $0.3 million, respectively.

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

Recently Adopted Accounting Pronouncements

In the first quarter of 2017, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) ASU 2016-09, Compensation – Stock Compensation (“ASU 2016-09”).  Under the new guidance, the Company recognizes all excess tax benefits or losses, if applicable, related to stock-based compensation as a component of income taxes in its consolidated statement of income and as operating cash flow in its consolidated statement of cash flows (with other income tax cash flows).  Previous guidance required recognition as additional paid-in capital and classified those amounts as financing activity in the statement of cash flows.  As a result, net income and operating cash flows for the nine months ended September 29, 2017 include excess tax benefits of approximately $1.3 million.  Prior financial statements did not require adjustment under the new guidance.  The future impact of adopting this new standard on the Company’s financial statements will be dependent on the timing and intrinsic value of future share-based compensation award exercises.  The adoption of this standard will increase the volatility of the income tax provision in the Company’s results of operations.

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

In January 2017, the FASB issued ASU 2017-04, Intangible – Goodwill and Other, Simplifying the Test for Goodwill Impairment, (“ASU 2017-04”) that simplifies the measurement for goodwill impairment into a single step.  The guidance eliminates Step 2 of the goodwill impairment test that required a hypothetical purchase price allocation of an implied fair value of goodwill to measure a goodwill impairment charge.  Under the new guidance, entities failing Step 1 of the goodwill impairment test will always record an impairment charge based on the excess of a reporting unit’s carrying amount over it fair value.  ASU 2017-04 does not change Step 1 guidance.  The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods in those years.   Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017.  The Company is currently evaluating the impact of ASU 2017-04.

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

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”).  ASU 2016-02 requires lessees to recognize assets and liabilities on their balance sheet related to the rights and obligations created by most leases, while continuing to recognize expenses on their income statements over the lease term.  The ASU further requires disclosures designed to give financial statement users information regarding the amount, timing, and uncertainty of cash flows arising from leases.  The guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those years.  Early adoption is permitted for all entities.  The Company is currently evaluating the impact ASU 2016-02 will have on its consolidated financial statements and associated disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“Topic 606”).  Topic 606 affects virtually all aspects of an entity’s revenue recognition, including determining the measurement of revenue and the timing of when it is recognized for the transfer of goods or services to customers.  Topic 606 is effective for annual reporting periods beginning after December 15, 2017.  The Company is continuing to evaluate Topic 606, but does not expect a material impact from the adoption of Topic 606 on its 2018 statement of financial position and results of operations.

Net (Income) Loss Attributable to Noncontrolling Interest

Noncontrolling interest represents the ownership interests of minority shareholders in operating results of the period.  The following details the minority shareholders’ interest that is excluded from the Consolidated Statements of Income.

	Three months ended		Nine months ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
CHS-JV	$699	$—	$2,518	$—
Imperium	(108)	1,060	(381)	724
Other	(30)	(48)	(91)	(35)
Net income attributable to noncontrolling interests	$561	$1,012	$2,046	$689

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

The OHBS segment includes traditional personal care services (generally provided by paraprofessional staff such as home health aides) which are generally of a custodial rather than skilled nature.  Personal care revenues are generated on an hourly basis and are primarily from Medicaid (approximately 80% of personal care revenues).  Hospice services are largely provided in patients’ homes and generally require specialized hospice nursing skills.  Hospice revenues are generated on a per diem basis and are primarily from Medicare (approximately 93% of hospice revenues).

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

	Quarter ended		Nine months ended
Consolidated	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016

Net service revenues:
Home Health	$141,434	108,138	440,962	327,899
Other Home-Based Services	46,378	41,975	138,495	121,871
Healthcare Innovations	6,490	10,308	16,890	20,344
	194,302	160,421	596,347	470,114
Operating income before corporate expenses:
Home Health	16,992	12,657	57,087	42,964
Other Home-Based Services	3,579	2,501	11,444	9,223
Healthcare Innovations	812	5,051	796	5,098
	21,383	20,209	69,327	57,285

Corporate expenses	9,329	6,843	27,072	21,277
Deal, transition and other costs	4,467	2,257	17,122	7,455
Operating income	7,587	11,109	25,133	28,553
Interest expense, net (1)	1,668	1,537	5,794	4,684
Net income - noncontrolling interests	561	1,012	2,046	689
Net income before income taxes	$5,358	$8,560	$17,293	$23,180

(1)  Allocation of interest for the quarter ended September 29, 2017 was $643, $204 and $154 to the HH, OHBS and HCI segments, respectively, and $384, $384, and $248 to the HH, OHBS and HCI segments, respectively, for the quarter ended  September 30, 2016.  Allocation of interest for the nine months ended September 29, 2017 was $2,274, $705 and $508 to the HH, OHBS and HCI segments, respectively, and $1,183, $1,183, and $960 to the HH, OHBS and HCI segments, respectively, for the nine months ended September 30, 2016.

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

The following table summarizes the activity related to goodwill and other intangible assets for 2017:

		Other Intangible Assets
		Certificates
		of Need and	Trade	Non-compete	Customer
	Goodwill	Licenses	Names	Agreements	Relationships	Total
Balances at December 30, 2016	$305,476	$51,432	$23,323	$620	$9,688	$85,063
Acquisitions	85,076	51,763	9,880	490	—	62,133
Assets held for sale	—	(1,290)	—	—	—	(1,290)
Amortization	—	—	—	(162)	(381)	(543)
Balances at September 29, 2017	$390,552	$101,905	$33,203	$948	$9,307	$145,363

Acquisitions in the table primarily relate to the CHS-JV acquisition discussed further in Note 8, “Acquisitions.”

The following table summarizes the Company’s goodwill and other intangible assets at September 29, 2017 by segment:

		Other Intangible Assets
		Certificates
		of Need and	Trade	Non-compete	Customer
	Goodwill	Licenses	Names	Agreements	Relationships	Total
Home Health	$278,034	$97,725	$23,078	$500	$—	$121,303
Other Home-Based Services	75,869	4,180	5,195	56	—	9,431
Healthcare Innovations	36,649	—	4,930	392	9,307	14,629
September 29, 2017 balances	$390,552	$101,905	$33,203	$948	$9,307	$145,363

4.Revolving Credit Facility

The Company has a senior secured revolving credit facility with JPMorgan Chase Bank, N.A., as Administrative Agent, and certain other lenders (the “Facility”).  The Facility provides a credit line of up to $350 million with a maturity date of December 3, 2021, and an “accordion” feature providing for potential future expansion of the Facility up to $150 million of additional borrowings upon further request and approval by a lender or lenders willing to extend such borrowings.  The Facility allows for daily and short term (generally one month to one year) borrowings.  Daily borrowings bear interest at a varying rate equal to prime plus 1.25%, while short term borrowings bear interest at a varying rate equal to the London Interbank Offered Rate (“LIBOR”) plus a margin which varies from 1.50% to 2.75%, depending on the Company’s leverage ratio.  Interest expense also includes unused commitment fees related to total borrowing capacity, as well as letters of credit related fees.  The Facility is secured by substantially all assets and the assets and stock of the Company’s subsidiaries. The subsidiaries have also guaranteed the Facility.  Debt issuance costs of $4.7 million were capitalized in the fourth quarter of 2016 with the Facility and are being amortized to interest expense through December 2021.

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

As of September 29, 2017, the Company was in compliance with the various financial covenants.  Application of the Facility’s borrowing formula as of September 29, 2017, would have permitted approximately $200.2 million to be used.  The Company had irrevocable letters of credit totaling $16.7 million in connection with its self-insurance programs.

Effective interest rates on the Company’s borrowings under its revolving credit facilities were 3.60% and 3.50% for the quarters ended September 29, 2017 and September 30, 2016, respectively.

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

6.Earnings per Common Share

A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted earnings per common share is as follows:

	Quarter ended		Nine months ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Basic weighted average outstanding shares	13,731	10,172	13,385	10,150
Add common equivalent shares representing shares issuable upon exercise of dilutive awards	210	138	242	178
Diluted weighted average number of shares	13,941	10,310	13,627	10,328

Anti-dilutive shares excluded from calculation	96	76	96	76

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

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against the Company by various claimants.  The claims are in various stages of processing and some may ultimately be brought to trial.  The Company is aware of incidents that have occurred through September 29, 2017 that may result in the assertion of additional claims.  The Company currently carries professional and general liability insurance coverage (on a claims made basis) for this exposure with no deductible.  The Company also carries D&O coverage (also on a claims made basis) for potential claims against the Company’s directors and officers, including securities actions, with deductibles ranging from $0.2 million to $0.5 million per claim.

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

8.Acquisitions

CHS-JV Acquisition

The acquisition of CHS-JV closed on the Company’s first day of fiscal 2017.  As a result, the Company’s nine months ended September 29, 2017 included three full quarters of revenues, operating income before corporate expenses and deal and transaction costs of approximately $145.8 million, $24.0 million and $4.5 million, respectively.  Comparable unaudited pro forma year to date CHS-JV operating results for 2016 totaled revenue and operating income of $138.8 million and $9.8 million, respectively.  Unaudited pro forma information is for illustrative purposes only and may not be indicative of the results of operations that would have actually occurred if the transaction described had been completed as of the beginning of 2016.  In addition, future results may vary from the results reflected in such information.

The following table summarizes the preliminary estimates of fair values of the assets acquired and liabilities assumed in the CHS-JV acquisition:

Purchase
Price Allocation
Accounts receivable, net	$21,444
Prepaids and other assets	705
Property, plant & equipment	7,301
Goodwill	84,213
Intangibles	61,570
Assets acquired	175,233
Liabilities assumed	(14,262)
Non-controlling interest	(32,042)
Net assets acquired	$128,929

Adjustments to the CHS-JV acquisition purchase price allocation are based on a management review, preliminary expert estimates, other developments and market factors.  Goodwill arising from the CHS-JV transaction is based upon expected contributions to the overall corporate strategy in addition to synergies and acquired workforce, which are not separable from goodwill.  Revenues and goodwill associated with this transaction are assigned to the Home Health and Other Home-Based Services segments.  Amortizable goodwill and intangibles acquired in the CHS-JV acquisition are expected to be tax deductible.

Other Acquisitions

On July 14, 2017, the Company’s CHS-JV purchased assets of a Medicare-certified home health agency and related private duty company for Island Home Care in Key West, Florida.  The purchase price was $1.2 million, including a $0.3 million note payable to the seller.  Post-acquisition operating results are reported in the Company’s HH and OHBS segments.

During the third quarter of 2016, one of the Company’s HCI subsidiaries redeemed certain outstanding shares increasing the Company's ownership percentage to 72.0% from 61.5%.

On June 18, 2016, the Company acquired certain home health agency assets primarily in Wisconsin, but also in Connecticut and Kentucky (collectively, the Wisconsin acquisition).  The purchase price of $6.1 million was funded through borrowings on the Company’s bank credit facility.  The post-acquisition operating results of these agencies are primarily reported in the Company’s OHBS segment.  No accounts receivable were acquired.

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

9.Income Taxes

The Company’s effective income tax rate for the nine month periods ended September 29, 2017 and September 30, 2016 was approximately 33.0% and 39.3%, respectively.  The lower effective income tax rate for the nine months of 2017 was due to a change in accounting rules for excess tax benefits or losses from the exercise of stock options and vesting of restricted shares.  Previously, accounting guidance called for this to be recorded to Additional paid-in capital.  Future periods with option exercises or restricted stock vesting will have a lower tax provision.   See Note 1 for additional discussion of the new accounting guidance.

Accounting principles generally accepted in the United States prescribe a recognition threshold and measurement attribute for the accounting and financial statement disclosure of tax positions taken or expected to be taken in a tax return.  The evaluation of a tax position is a two-step process.  The first step requires the Company to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position.  The second step requires the Company to recognize in the financial statements each tax position that meets the more likely than not criteria, measured at the amount of benefit that has a greater than 50% likelihood of being realized.  The Company had $4.3 million of unrecognized tax benefits at September 29, 2017, the total amount of which, if recognized, would affect the tax rate.  The Company includes the full amount of unrecognized tax benefits in other liabilities in the Consolidated Balance Sheets.  Additionally, the Company may from time to time be assessed interest and penalties by tax jurisdictions.  Any such assessments historically have been immaterial to the Company’s financial results and are classified as other general and administrative expenses in the consolidated statements of income.

10.Stockholders’ Equity

Stock Transaction

On January 19, 2017, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, pursuant to which the Company agreed to issue and sell to the Underwriters a total of 3.0 million shares of the Company’s common stock, par value $0.10 per share, plus an option to purchase up to 0.5 million additional shares of common stock (the “Offering”), in a registered public offering pursuant to the Company’s shelf registration statement on Form S-3 (Registration No. 333-204584).

On January 25, 2017, the Company sold 3.5 million shares of common stock at $44.50 per share under the shelf registration statement for gross proceeds of approximately $153.5 million.  Net proceeds were approximately $143.9 million after deducting the underwriting discounts and commissions and offering expenses. Proceeds from the Offering were used to repay obligations under the revolving credit facility, which increased credit available under the Facility from approximately $78.6 million at December 30, 2016 to approximately $204 million after the Offering.  Further, the Company incurred $0.4 million in professional fees related to the Offering that were recorded to additional paid-in capital.

11.Subsequent Events

Management has evaluated all events and transactions that occurred after September 29, 2017.  During this period, the Company had no material subsequent events requiring recognition in the consolidated financial statements.

We expect to receive our annual ACO payment, estimated between $2.0 and $2.4 million, in the fourth quarter of 2017.

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

Cautionary Statements - Forward Outlook and Risks

Certain statements contained in this quarterly report on Form 10-Q, including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “expects,” “assumes,” “trends” and similar expressions, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are based upon our current plans, expectations and projections about future events.  However, such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These factors include, among others, the following:

•	general economic and business conditions;
•	demographic changes;
•	changes in, or failure to comply with, existing governmental regulations;
•	legislative proposals for healthcare reform;
•	changes in Medicare and Medicaid reimbursement levels;
•	changes in laws and regulations with respect to Accountable Care Organizations;
•	changes to the Medicare Shared Savings Programs;
•	changes in the marketplace and regulatory environment for Health Risk Assessments;
•	effects of competition in the markets in which we operate;
•	liability and other claims asserted against us;
•	potential audits and investigations by government and regulatory agencies, including the impact of any negative publicity or litigation;
•	ability to attract and retain qualified personnel;
•	availability and terms of capital;
•	loss of significant contracts or reduction in revenues associated with major payor sources;
•	ability of customers to pay for services;
•	business disruption due to natural disasters or terrorist acts;
•	ability to effectively integrate, manage and keep secure our information systems;
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

Our OHBS segment includes traditional personal care services (generally provided by paraprofessional staff such as home health aides) which are generally of a custodial rather than skilled nature.  Personal care revenues are generated on an hourly basis and are primarily from Medicaid (approximately 80% of personal care revenues).  Hospice services are largely provided in patients’ homes and generally require specialized hospice nursing skills.  Hospice revenues are generated on a per diem basis and are primarily from Medicare (approximately 93% of hospice revenues).

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

Recent Developments

Third quarter operating results for our home health, personal care, hospice and assessment business lines were adversely impacted by Hurricanes Irma and Harvey (the “Hurricanes”).  Due to the early warnings and evacuations related to these storms, the period of disruption started well in advance of each storm actually striking affected areas, while recovery period were elongated. The Hurricanes impacted our operations in Florida, Georgia and Texas, which are the source of approximately one quarter of our revenue.  The impact of lost admissions, visits, assessments and revenue on operating income was approximately $3.3 million in the third quarter of 2017.  Due to the proximity of these events to the end of the third quarter, we may have some residual hurricane effect on fourth quarter results.

On July 14, 2017, the CHS-JV purchased assets of a Medicare-certified home health agency and related private duty company for Island Home Care in Key West, Florida.  The purchase price was $1.2 million.  Post-acquisition operating results are reported in the Company’s HH and OHBS segments.

On December 31, 2016, the first day of our 2017 fiscal year end, we acquired an 80% controlling interest in the entity holding the home health and hospice assets of Community Health Systems, Inc. (NYSE: CYH) (referred to herein as “CHS-JV”).  CHS-JV, a provider of skilled home health and hospice services, currently operates 76 home health and 15 hospice branch locations in 22 states.  With the completion of this transaction, Almost Family now operates 332 branches across 26 states.  The purchase price of $128 million was funded through borrowings on the Company's revolving credit facility.  We expect the transaction will add approximately $200 million in revenue annually.  Approximately 85% of CHS-JV revenue is reported in our HH segment and 15% (hospice) is reported in our OHBS segment.

2017 Common Stock Offering

On January 25, 2017, we sold 3.5 million shares of common stock at $44.50 per share for gross proceeds of approximately $153.5 million.  Total net proceeds, after underwriting discounts and commissions and our offering expenses, were approximately $143.9 million.  These proceeds were used to repay obligations under the revolving credit facility.

Health Care Reform Legislation and Medicare Regulations

The reader is encouraged to review our detailed discussion of Health Care Reform Legislation and Medicare Regulations in the similarly titled section in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” along with the discussion under “Government Regulation” in Part I, Item 1, “Business” and Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 30, 2016.

On November 1, 2017, the Centers for Medicare and Medicaid Services (“CMS”) released the final rule for FY2018 home health reimbursement, which includes a 0.4% rate cut consisting of a 1.0% market basket update, a 0.97% case mix adjustment and sunset of the rural add-on provision.  Among other things, the rule finalizes proposals for the Home Health Value Based Purchasing (“HHVBP”) Model and the Home Health Quality Reporting Program (“HH QRP”).  CMS did not finalize the Home Health Groupings Model but instead elected to “further engage with stakeholders to move towards a system that shifts the focus from volume of services to a more patient –centered model”.  The FY2018 impact table included in the final rule suggests the final rule is in line with the preliminary rule published earlier this year.  On September 25, 2017, the Company submitted a comment letter to CMS which provides an alternative course of action that we believe better protects Medicare beneficiaries and their right to access appropriate and necessary home health service.  The comment letter to CMS entitled “CY 2018 Home Health Prospective Payment System Rate Update – September 2017” can be found on the Company’s website, along with a series of responses to various other stakeholder requests from the Senate Finance Committee, the House Ways and Means Committee and CMS dating to 2013 and including AFAM executive testimony before the Congress.

In January of 2017, CMS released a final rule revising the conditions of participation (“CoPs”) for home health agencies to participate in the Medicare and Medicaid programs.  The rule, originally effective July 13, 2017, and now deferred through the end of 2017, focuses on, among other things, care delivered to patients, an interdisciplinary view of patient care, greater flexibility in meeting quality of care standards and the elimination of certain unneeded procedural burdens on providers.  This new rule is not expected to have a significant impact on our result of operations or financial position.

On June 8, 2016, CMS announced the “Pre-Claim Review Demonstration of Home Health Services” which seeks to demonstrate that a review of selected documentation prior to payment of claims can decrease “improper payments because of insufficient documentation.”  According to CMS, the pre-claim review demonstration was designed to help educate Home Health Agencies on what documentation is required and encourage them to submit the correct documentation, while still allowing the HHA to begin providing services and receive initial payments prior to the pre-claim review decision.  The pre-claim review demonstration began in Illinois in 2016, but currently has been suspended.  Further expansion to Florida, Texas, Michigan and Massachusetts has also been delayed.  Currently, it is unclear as to when this demonstration program will be resumed, if ever.

Seasonality

Our HH segment operations in Florida normally experience higher admissions during the first quarter and lower admissions during the third quarter than in the other quarters due to seasonal population fluctuations.  Year to date Florida operations generated approximately 20% of our 2017 revenue.

In our HCI segment, first quarter assessment revenues are traditionally lower than the other quarters due to the seasonal nature of our Medicare Advantage plan customers, while the majority of our ACO Management revenues have historically been generated in the third quarter.

Further, our third quarter falls within the “Hurricane season” including the peak months of August and September.  Our operations may thus be subject to periods of unexpected disruption, which lower volumes and increase costs.

RESULTS OF OPERATIONS

THIRD QUARTER

Consolidated

(In thousands)

	Quarter ended
	September 29, 2017		September 30, 2016		Change
Consolidated	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues:
Home Health	$141,434	72.8%	$108,138	67.4%	$33,296	30.8%
Other Home-Based Services	46,378	23.9%	41,975	26.2%	4,403	10.5%
Healthcare Innovations	6,490	3.3%	10,308	6.4%	(3,818)	(37.0)%
	194,302	100.0%	160,421	100.0%	33,881	21.1%
Operating income before corporate expenses:
Home Health	16,992	12.0%	12,657	11.7%	4,335	34.2%
Other Home-Based Services	3,579	7.7%	2,501	6.0%	1,078	43.1%
Healthcare Innovations	812	12.5%	5,051	49.0%	(4,239)	(83.9)%
	21,383	11.0%	20,209	12.6%	1,174	5.8%

Corporate expenses	9,329	4.8%	6,843	4.3%	2,486	36.3%
Deal, transition and other costs	4,467	2.3%	2,257	1.4%	2,210	97.9%
Operating income	7,587	3.9%	11,109	6.9%	(3,522)	(31.7)%
Interest expense, net	1,668	0.9%	1,537	1.0%	131	8.5%
Net income - noncontrolling interests	561	0.3%	1,012	0.6%	(451)	NM
Net income before income taxes	$5,358	2.8%	$8,560	5.3%	$(3,202)	(37.4)%

Adjusted EBITDA (1)	$14,571	7.5%	$15,110	9.4%	$(539)	(3.6)%
Adjusted net income (1)	$5,944	3.1%	$6,781	4.2%	$(837)	(12.3)%

(1)See Page 29 for GAAP reconciliation of Adjusted EBITDA and Adjusted net income attributable to Almost Family, Inc.

Each of our operating segments experienced prolonged disruption during the third quarter of 2017 as a result of the Hurricanes, with our Home Health segment operations in Florida being the largest affected. The Hurricanes reduced operating income by approximately $3.3 million, largely on lost volume.  Home Health segment net revenues increased 30.8% or $33.3 million to $141.4 million from $108.1 million in the prior year and episodic admissions grew by 35.6% to 28,148 from 20,751 as the CHS-JV acquisition more than offset the impact from the Hurricanes.    Revenues from the Home Health facilities acquired in the CHS-JV acquisition were $40.4 million for the quarter ended September 29, 2017.

Other Home-Based Care segment net revenues increased year over year by $4.4 million primarily as a result of the CHS-JV acquisition’s 15 hospice facilities.  Hospice revenues were $7.8 million for quarter ended September 29, 2017.

Healthcare Innovations segment net revenues and operating income were $6.5 million and $0.8 million in 2017 as compared to $10.3 million and $5.1 million in 2016 due to the timing of ACO payments versus 2016.  We expect to record ACO payments in the fourth quarter of 2017 ranging from $2.0 to $2.4 million.

Refer to the individual segment discussions for further operating performance details.

Corporate expenses as a percentage of revenue increased to 4.8% in 2017 from 4.3% in 2016, primarily on higher information systems costs.  Deal, transition and other costs were $4.5 million, primarily as a result of the ongoing conversion, training and implementation costs of our Home Health segment to the Homecare Homebase information system.  Such costs are expected to continue through the end of 2017.

Our effective tax rate for the third quarter of 2017 and 2016 was 40.8% and 37.3%, respectively.

Home Health

(In thousands, except for statistics)

	Quarter ended
	September 29, 2017		September 30, 2016		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$141,434	100.0%	$108,138	100.0%	$33,296	30.8%
Cost of service revenues	70,587	49.9%	53,966	49.9%	16,621	30.8%
Gross margin	70,847	50.1%	54,172	50.1%	16,675	30.8%
General and administrative expenses:
Salaries and benefits	40,051	28.3%	30,968	28.6%	9,083	29.3%
Other	13,804	9.8%	10,547	9.8%	3,257	30.9%
Total general and administrative expenses	53,855	38.1%	41,515	38.4%	12,340	29.7%
Operating income before corporate expenses	$16,992	12.0%	$12,657	11.7%	$4,335	34.2%

Number of locations	241		168		73	43.5%

All payors:
Admissions	38,314		25,788		12,526	48.6%
Census	30,809		23,177		7,632	32.9%
Visits	898,786		711,998		186,788	26.2%
Cost per visit	$79		$76		$3	3.6%
G&A expense per census	$1,748		$1,791		$(43)	(2.4)%

Episodic:
Admissions	28,148		20,751		7,397	35.6%
Census	23,466		18,045		5,421	30.0%
Episodes	42,773		32,260		10,513	32.6%
Visits	703,390		574,505		128,885	22.4%
Revenue	$119,617	84.6%	$94,709	87.6%	$24,908	26.3%
Revenue per episode	$2,797		$2,936		$(139)	(4.7)%
Visits per episode	16.4		17.8		(1.4)	(7.7)%

Non-episodic:
Admissions	10,166		5,037		5,129	101.8%
Census	7,343		5,132		2,211	43.1%
Visits	195,396		137,493		57,903	42.1%
Revenue	$21,817	15.4%	$13,429	12.4%	$8,388	62.5%
Revenue per visit	$112		$98		$14	14.3%
Visits per admission	19.2		27.3		(8.1)	(29.6)%

Home Health segment net revenues increased $33.3 million to $141.4 million from $108.1 million in the prior year, as episodic admissions grew by 35.6% to 28,148 from 20,751, as a result of the CHS-JV.  Revenue from acquisitions more than offset a net effective 1% Medicare rate cut and the impact of the Hurricanes.

The Company’s average wage rates increased by an approximately 2% annual cost of living adjustment for full-time staff effective January 1, 2017.

Gross margin as a percent of revenue remained consistent as a percentage of revenue as the 1% Medicare rate cut and increased cost per visit were offset by improved mix.  Cost per visit increased 3.6% due to a combination of increased wage rates, lower visit utilization and costs associated with the Homecare Homebase implementation.

Total general and administrative expenses as a percent of revenue decreased 0.3% primarily due to synergies obtained from the Homecare Homebase implementation which more than offset the combined effects of the Medicare rate cut, increased wage rates and lower revenues from the Hurricanes.

HH segment contribution increased $4.3 million, or 34.2%, to $17.0 million, from $12.7 million in the prior year period.

Other Home-Based Services

(In thousands, except for statistics)

	Quarter ended
	September 29, 2017		September 30, 2016		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$46,378	100.0%	$41,975	100.0%	$4,403	10.5%
Cost of service revenues	30,541	65.9%	29,278	69.8%	1,263	4.3%
Gross margin	15,837	34.1%	12,697	30.2%	3,140	24.7%
General and administrative expenses:
Salaries and benefits	8,029	17.3%	6,460	15.4%	1,569	24.3%
Other	4,229	9.1%	3,736	8.9%	493	13.2%
Total general and administrative expenses	12,258	26.4%	10,196	24.3%	2,062	20.2%
Operating income before corporate expenses	$3,579	7.7%	$2,501	6.0%	$1,078	43.1%

Personal Care:
Locations	75		80		(5)	(6.3)%
Admissions	2,259		2,638		(379)	(14.4)%
Census	12,475		14,092		(1,617)	(11.5)%
Hours of service	1,783,018		1,953,224		(170,206)	(8.7)%
Hours per patient per week	11.0		10.7		0.3	3.1%
Revenue	$38,572	83.2%	$41,688	99.3%	$(3,116)	(7.5)%
Operating income	$2,228		$2,540		$(312)	(12.3)%
Revenue per hour	$21.63		$21.34		$0.29	1.4%
Cost per hour	$13.30		$13.39		$(0.09)	(0.7)%

Hospice:
Locations	16		1		15	NM
Admissions	680		33		647	NM
Census	492		22		470	NM
Length of stay	60		40		20	50.0%
Revenue	$7,807	16.8%	$287	0.7%	$7,520	NM
Operating income (loss)	$1,351		$(39)		$1,390	NM
Revenue per day	$169		$142		$27	19.0%

Other Home-Based Services segment net revenues increased $4.4 million or 10.5% to $46.4 million in 2017 from $42.0 million, primarily as a result of the 15 hospice facilities acquired in the CHS-JV transaction.  Personal care revenues were down $3.1 million, or 7.5%, from prior year on lower volumes.

Additionally, mix changes combined with rate cuts and increases in wages influenced by increases in statutory minimum wage rates in certain states negatively impacted our personal care margins.

OHBS segment contribution increased $1.1 million as compared to the same period of last year.

Healthcare Innovations Segment

(In thousands, except for statistics)

	Quarter ended
	September 29, 2017		September 30, 2016		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$6,490	100.0%	$10,308	100.0%	$(3,818)	(37.0)%
Cost of service revenues	2,616	40.3%	2,824	27.4%	(208)	(7.4)%
Gross margin	3,874	59.7%	7,484	72.6%	(3,610)	(48.2)%
General and administrative expenses:
Salaries and benefits	1,726	26.6%	1,477	14.3%	249	16.9%
Other	1,336	20.6%	956	9.3%	380	39.7%
Total general and administrative expenses	3,062	47.2%	2,433	23.6%	629	25.9%
Operating income before corporate expenses	$812	12.5%	$5,051	49.0%	$(4,239)	(83.9)%

ACO Management
Medicare ACO enrollees under management	141,556		121,881		19,675	16.1%
ACOs under contract	15		14		1	7.1%
Revenue	$767	11.8%	$4,619	44.8%	$(3,852)	(83.4)%
Operating loss	$(386)		$3,832		$(4,218)	110.1%

Assessment Services
Assessments	24,452		21,019		3,433	16.3%
Revenue	$5,723	88.2%	$5,689	55.2%	$34	0.6%
Operating income	$1,198		$1,219		$(21)	(1.7)%

HCI segment net revenues and operating income were $6.5 million and $0.8 million in 2017 as compared to $10.3 million and $5.1 million in 2016, respectively, due to the timing of ACO payments versus 2016.  We expect to record ACO payments in the fourth quarter of 2017 ranging from $2.0 to $2.4 million.  Our operating results in the third quarter of 2016 included ACO payment revenue of $4.3 million.

In our ACO Management business, the majority of our revenue is generally recognized in the third quarter each year when we realize our portion of the preceding year’s Medicare Shared Savings Program success fees from the ACO’s we help manage.  However, the shared savings payments have been delayed until the fourth quarter of 2017.  In contrast, our operating costs are recognized as incurred throughout the year.  Increases in enrollees under management and the number of ACO’s in the current period resulted in increased net service revenues.  The increases in our ACO operating costs in 2017 versus 2016 are related to our investments to secure and support additional ACO customers for future periods, as well as increases in enrollees under management and the number of ACO’s in the current period.

Assessment services revenue and operating income were largely consistent with the prior year, despite the disruption from Hurricane Irma.

RESULTS OF OPERATIONS

YEAR TO DATE

Consolidated

(In thousands)

	Nine months ended
	September 29, 2017		September 30, 2016		Change
Consolidated	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues:
Home Health	$440,962	73.9%	$327,899	69.7%	$113,063	34.5%
Other Home-Based Services	138,495	23.2%	121,871	25.9%	16,624	13.6%
Healthcare Innovations	16,890	2.8%	20,344	4.3%	(3,454)	(17.0)%
	596,347	100.0%	470,114	100.0%	126,233	26.9%
Operating income before corporate expenses:
Home Health	57,087	12.9%	42,964	13.1%	14,123	32.9%
Other Home-Based Services	11,444	8.3%	9,223	7.6%	2,221	24.1%
Healthcare Innovations	796	4.7%	5,098	25.1%	(4,302)	NM
	69,327	11.6%	57,285	12.2%	12,042	21.0%

Corporate expenses	27,072	4.5%	21,277	4.5%	5,795	27.2%
Deal, transition and other costs	17,122	2.9%	7,455	1.6%	9,667	129.7%
Operating income	25,133	4.2%	28,553	6.1%	(3,420)	(12.0)%
Interest expense, net	5,794	1.0%	4,684	1.0%	1,110	23.7%
Net income - noncontrolling interests	2,046	0.3%	689	0.1%	1,357	NM
Net income before income taxes	$17,293	2.9%	$23,180	4.9%	$(5,887)	(25.4)%

Adjusted EBITDA (1)	$49,605	8.3%	$41,229	8.8%	$8,376	20.3%
Adjusted net income (1)	$20,870	3.5%	$18,570	4.0%	$2,300	12.4%

(1)See Page 29 for GAAP reconciliation of Adjusted EBITDA and Adjusted net income attributable to Almost Family, Inc.

Each of our operating segments experienced prolonged disruption during the third quarter of 2017 as a result of the Hurricanes, with our Home Health segment operations in Florida being the largest affected. The Hurricanes reduced operating income by approximately $3.3 million, largely on lost volume.  Home Health segment net revenues increased 34.5% or $113.1 million to $441.0 million from $327.9 million in the prior year, as episodic admissions grew by 40.9% to 89,199 from 63,295, primarily due to the CHS-JV acquisition.    Revenues from the Home Health facilities acquired in the CHS-JV acquisition were $125.2 million for 2017.

Other Home-Based Care segment net revenues increased year over year by $16.6 million primarily as a result of the CHS-JV acquisition’s 15 hospice facilities.  Hospice revenues were $22.1 million for 2017.

Healthcare Innovations segment net revenues and operating income were $16.9 million and $0.8 million in 2017 as compared to $20.3 million and $5.1 million in 2016, respectively, due to the timing of ACO payments in 2017 versus 2016.  We expect to record ACO payments in the fourth quarter of 2017 ranging from $2.0 to $2.4 million.

Refer to the individual segment discussions for further operating performance details.

Corporate expenses as a percentage of revenue are consistent with prior period at 4.5%.  Deal, transition and other costs were $17.1 million, primarily as a result of the CHS-JV acquisition as well as the conversion, training and implementation costs of our Home Health segment conversion to the Homecare Homebase information system.  Such costs are expected to continue through the end of 2017.  Borrowings related to acquisitions and fees associated with our credit facility increased interest expense to $5.8 million from $4.7 million in the prior year period.

Our effective tax rate for 2017 and 2016 was 33.0% and 39.3%, respectively.  The lower effective income tax rate for 2017 was due to a change in accounting rules for excess tax benefits from the exercise of stock options and vesting of restricted shares.  Under previous accounting rules these benefits were recorded in “additional paid-in capital” rather than in the current period tax provision.  Future periods with option exercises or restricted stock vesting will lower our tax provision in those periods.  Excluding such items, we continue to expect our effective tax rate for 2017 to be 39.5%.

Home Health

(In thousands, except for statistics)

	Nine months ended
	September 29, 2017		September 30, 2016		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$440,962	100.0%	$327,899	100.0%	$113,063	34.5%
Cost of service revenues	215,533	48.9%	160,054	48.8%	55,479	34.7%
Gross margin	225,429	51.1%	167,845	51.2%	57,584	34.3%
General and administrative expenses:
Salaries and benefits	123,563	28.0%	91,377	27.9%	32,186	35.2%
Other	44,779	10.2%	33,504	10.2%	11,275	33.7%
Total general and administrative expenses	168,342	38.2%	124,881	38.1%	43,461	34.8%
Operating income before corporate expenses	$57,087	12.9%	$42,964	13.1%	$14,123	32.9%

Number of locations	241		168		73	43.5%

All payors:
Admissions	119,499		81,630		37,869	46.4%
Census	31,243		23,237		8,006	34.5%
Visits	2,812,594		2,183,295		629,299	28.8%
Cost per visit	$77		$73		$3	4.5%
G&A expense per census	$5,388		$5,374		$14	0.3%

Episodic:
Admissions	89,199		63,295		25,904	40.9%
Census	23,959		17,917		6,042	33.7%
Episodes	133,973		97,575		36,398	37.3%
Visits	2,216,441		1,751,313		465,128	26.6%
Revenue (in thousands)	$376,670	85.4%	$285,446	87.1%	$91,224	32.0%
Revenue per episode	$2,812		$2,925		$(114)	(3.9)%
Visits per episode	16.5		17.9		(1.4)	(7.8)%

Non-episodic:
Admissions	30,300		18,335		11,965	65.3%
Census	7,284		5,320		1,964	36.9%
Visits	596,153		431,982		164,171	38.0%
Revenue (in thousands)	$64,292	14.6%	$42,453	12.9%	$21,839	51.4%
Revenue per visit	$108		$98		$10	9.7%
Visits per admission	19.7		23.6		(3.9)	(16.5)%

Home Health segment net revenues increased $113.1 million to $441.0 million from $327.9 million in the prior year and episodic admissions grew by 40.9% to 89,199 from 63,295 primarily due to the CHS-JV acquisition.  Excluding the

CHS-JV acquisition, episodic admissions grew 2.0%, which was reduced by the Hurricanes.  Volume growth was partially offset by a net effective 1% Medicare rate cut and the impact of the Hurricanes.

The Company’s average wage rates increased by an approximately 2% annual cost of living adjustment for full-time staff effective January 1, 2017.

Gross margin as a percent of revenue declined 0.1% primarily as the 1.0% Medicare rate cut and increased wage rates slightly outpaced favorable changes in mix.  Cost per visit increased 4.5% due to a combination of increased wage rates, lower visit utilization and costs associated with the Homecare Homebase implementation.

Total general and administrative expenses increased slightly, 0.1%, as a percent of revenue.

Home Health segment contribution increased $14.1 million, or 32.9%, to $57.1 million, from $43.0 million in the prior year period.

Other Home-Based Services

(In thousands, except for statistics)

	Nine months ended
	September 29, 2017		September 30, 2016		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$138,495	100.0%	$121,871	100.0%	$16,624	13.6%
Cost of service revenues	91,120	65.8%	84,097	69.0%	7,023	8.4%
Gross margin	47,375	34.2%	37,774	31.0%	9,601	25.4%
General and administrative expenses:
Salaries and benefits	23,629	17.1%	18,254	15.0%	5,375	29.4%
Other	12,302	8.9%	10,297	8.4%	2,005	19.5%
Total general and administrative expenses	35,931	25.9%	28,551	23.4%	7,380	25.8%
Operating income before corporate expenses	$11,444	8.3%	$9,223	7.6%	$2,221	24.1%

Personal Care:
Locations	75		80		(5)	(6.3)%
Admissions	7,137		7,675		(538)	(7.0)%
Census	12,669		13,177		(508)	(3.9)%
Hours of service	5,425,767		5,659,370		(233,603)	(4.1)%
Hours per patient per week	11.0		11.0		(0.0)	(0.3)%
Revenue	$116,374	84.0%	$121,075	99.3%	$(4,701)	(3.9)%
Operating income	$7,489		$9,285		$(1,796)	(19.3)%
Revenue per hour	$21.45		$21.39		$0.05	0.3%
Cost per hour	$13.15		$13.39		$(0.24)	(1.8)%

Hospice:
Locations	16		1		15	NM
Admissions	2,188		82		2,106	NM
Census	482		21		461	NM
Length of stay	58		38		20	51.7%
Revenue	$22,122	16.0%	$796	0.7%	$21,326	NM
Operating income	$3,955		$(62)		$4,017	NM
Revenue per day	$168		$141		$27	19.0%

Other Home-Based Services segment net revenues increased $16.6 million or 13.6% to $138.5 million in 2017 from $121.9 million, primarily as a result of the 15 hospice facilities acquired in the CHS-JV transaction.  Personal care revenues were down $4.7 million or 3.9% from prior year on lower volumes.

Additionally, mix changes combined with rate cuts and increases in wages influenced by increases in statutory minimum wage rates in certain states negatively impacted our personal care margins.

OHBS segment contribution increased $2.2 million as compared to the same period of last year.

Healthcare Innovations Segment

(In thousands, except for statistics)

	Nine months ended
	September 29, 2017		September 30, 2016		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$16,890	100.0%	$20,344	100.0%	$(3,454)	(17.0)%
Cost of service revenues	7,392	43.8%	7,830	38.5%	(438)	(5.6)%
Gross margin	9,498	56.2%	12,514	61.5%	(3,016)	(24.1)%
General and administrative expenses:
Salaries and benefits	5,136	30.4%	4,762	23.4%	374	7.9%
Other	3,566	21.1%	2,654	13.0%	912	34.4%
Total general and administrative expenses	8,702	51.5%	7,416	36.5%	1,286	17.3%
Operating income before corporate expenses	$796	4.7%	$5,098	25.1%	$(4,302)	(84.4)%

ACO Management
Medicare ACO enrollees under management	141,556		121,881		19,675	16.1%
ACOs under contract	15		14		1	7.1%
Revenue	$1,957	11.6%	$4,955	24.4%	$(2,998)	(60.5)%
Operating (loss) income	$(1,355)		$2,961		$(4,316)	145.8%

Assessment Services
Assessments	61,948		56,414		5,534	9.8%
Revenue	$14,933	88.4%	$15,389	75.6%	$(456)	(3.0)%
Operating income	$2,151		$2,137		$14	0.7%

HCI segment net revenues and operating income were $16.9 million and $0.8 million in 2017 as compared to $20.3 million and $5.1 million in 2016, respectively, due to the timing of ACO payments in 2017 versus 2016.  Our 2016 operating results included ACO payment revenue of $4.3 million.

Assessment services revenue decreased in comparison to the prior year as a result of changes in the mix of assessments performed, while operating income as a percentage of revenue increased to 14.4% from 13.9% in the prior period.

Liquidity and Capital Resources

2017 Common Stock Offering

On January 25, 2017, we sold 3.5 million shares of common stock at $44.50 per share for gross proceeds of approximately $153.5 million.  Total net proceeds, after underwriting discounts and commissions and our offering expenses, were approximately $143.9 million.  These proceeds were used to repay obligations under the revolving credit facility.

Revolving Credit Facility

We have a senior secured revolving credit facility with JPMorgan Chase Bank, N.A., as Administrative Agent, and certain other lenders (the “Facility”).  The Facility provides a credit line of up to $350 million with a maturity date of December 3, 2021, and an “accordion” feature providing for potential future expansion of the Facility up to $150 million of additional borrowings upon our further request and approval by a lender or lenders willing to extend such borrowings.  Daily borrowings bear interest at a varying rate equal to prime plus 1.25%, while short term borrowings bear interest at a varying rate equal to the London Interbank Offered Rate (“LIBOR”) plus a margin which varies from 1.50% to 2.75%, depending on the Company’s leverage ratio.  Interest expense also includes unused commitment fees related to total borrowing capacity, as well as letters of credit related fees.  The Facility is secured by substantially all our assets and the assets and stock of our subsidiaries.  Debt issuance costs of $4.7 million were capitalized in the fourth quarter of 2016 with the Facility and are being amortized to interest expense through December 2021.

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

On December 30, 2016, we borrowed approximately $128.9 million from the Facility to finance the CHS-JV transaction, which was classified as a Transaction deposit and was included in revolving credit facility in the December 30, 2016 Consolidated Balance Sheet.  On December 31, 2016, the first day of the Company’s 2017 fiscal year, the Transaction deposit converted to purchase price with the closing of the CHS-JV acquisition.  On January 25, 2017, we sold 3,450 shares of common stock for net proceeds of $143.9 million, after deducting the underwriting discounts and commissions and our offering expenses, which were used to repay obligations under the Facility.

As of September 29, 2017, we were in compliance with the various financial covenants.  Application of the Facility’s borrowing formula as of September 29, 2017, would have permitted approximately $200.2 million to be used.  We had irrevocable letters of credit totaling $16.7 million in connection with our self-insurance programs.

The effective interest rates on our borrowings under the revolving credit facilities for the three-month periods ended September 29, 2017 and September 30, 2016 were 3.60% and 3.50%, respectively.

We believe the Facility will be sufficient to fund our operating needs and expansion plans for at least the next year.  We will continue to evaluate additional capital, including possible debt and equity investments in the Company, to support a more rapid development of the business than would be possible with internal funds.

Cash Flows

Key elements to the Consolidated Statements of Cash Flows were:

	Nine months ended
Net Change in Cash and Cash Equivalents (in thousands)	September 29, 2017	September 30, 2016
Provided by (used in):
Operating activities	$14,799	$15,285
Investing activities	(6,485)	(35,620)
Financing activities	725	19,640
Net increase (decrease) in cash and cash equivalents	$9,039	$(695)

2017 Compared to 2016

Net cash provided by operating activities of $14.8 million resulted from current period net income of $11.6 million plus certain non-cash items, net of changes in accounts receivables and accounts payable and accrued expenses.  Accounts receivable days sales outstanding were 60 at the end of the third quarter of 2017, as compared to 57 days for the second quarter of 2017 and 53 days at the end of the fourth quarter of 2016.  Increases in days outstanding were driven by backlogs in final claims in our Home Health segment, largely related to our conversion to Homecare Homebase and legacy system run-out and to a lesser degree the timing of Hurricane Irma in Florida.

Cash used in investing activities was driven by capital expenditures largely related to our implementation of the Homecare Homebase information system. Cash used for the acquisition of the CHS-JV was offset by the reduction of the December 2016 transaction deposit.

Cash provided by financing activities from the sale of common stock of $143.9 million was used to repay obligations under the revolving credit facility.

2016 Compared to 2015

Net cash provided by operating activities resulted primarily from current period net income of $14.7 million plus certain non-cash items, net of changes in accounts receivable, accounts payable and accrued expenses.  Accounts receivable days sales outstanding, which were 53 at September 30, 2016 and 56 at October 2, 2015, decreased due to improved collections.

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

	Quarter ended		Nine months ended
(in thousands)	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Net income attributable to Almost Family, Inc.	$3,170	$5,366	$11,580	$14,060
Addbacks:
Deal, transition and other costs, net of tax	2,774	1,415	9,290	4,510
Adjusted net income attributable to Almost Family, Inc.	$5,944	$6,781	$20,870	$18,570
Per share amounts-basic:
Average shares outstanding	13,731	10,172	13,385	10,150
Net income attributable to Almost Family, Inc.	$0.23	$0.53	$0.87	$1.39
Addbacks:
Deal, transition and other costs, net of tax	0.20	0.14	0.69	0.44
Adjusted net income attributable to Almost Family, Inc.	$0.43	$0.67	$1.56	$1.83

Per share amounts-diluted:
Average shares outstanding	13,941	10,310	13,627	10,328
Net income attributable to Almost Family, Inc.	$0.23	$0.52	$0.85	$1.36
Addbacks:
Deal, transition and other costs, net of tax	0.20	0.14	0.68	0.44
Adjusted net income attributable to Almost Family, Inc.	$0.43	$0.66	$1.53	$1.80

Adjusted EBITDA

Adjusted earnings before interest, income and franchise taxes, depreciation, amortization, amortization of stock-based compensation, and deal, transition and other (“Adjusted EBITDA”) is not a measure of financial performance under U.S. GAAP.  It should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating, investing or financing activities, or any other measure calculated in accordance with generally accepted accounting principles.  The items excluded from Adjusted EBITDA are significant components in understanding and evaluating financial performance and liquidity.  Management routinely calculates and communicates Adjusted EBITDA and believes that it is useful to investors because it is commonly used as an analytical indicator within our industry to evaluate performance, measure leverage capacity and debt service ability, and to estimate current or prospective enterprise value. Adjusted EBITDA is used in certain covenants contained in our revolving credit facility.  The following table sets forth a reconciliation of net income to Adjusted EBITDA as of September 29, 2017:

	Quarter ended		Nine months ended
(in thousands)	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Net income attributable to Almost Family, Inc.	$3,170	$5,366	$11,580	$14,060

Add back:
Net income attributable to noncontrolling interests	561	1,012	2,046	689
Interest expense, net	1,668	1,537	5,794	4,684
Income tax expense	2,188	3,194	5,713	9,120
Franchise taxes	230	182	697	454
Depreciation and amortization	1,607	950	4,559	2,754
Stock-based compensation	680	612	2,094	2,013
Deal, transition and other costs	4,467	2,257	17,122	7,455
Adjusted EBITDA	$14,571	$15,110	$49,605	$41,229

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Instruments

We have not used derivative instruments.

Market Risk of Financial Instruments

Our primary market risk exposure with regard to financial instruments is changes in interest rates on long-term obligations.

At September 29, 2017, a hypothetical 100 basis point increase in short-term interest rates would result in a reduction of approximately $1.2 million in our quarter pre-tax earnings.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures – As of September 29, 2017, the Company’s management, with participation of the Company’s Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 29, 2017.

Changes in Internal Control Over Financial Reporting - There were no changes in the Company’s internal control over financial reporting during the third quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101

Financial statements from the quarterly report on Form 10-Q of Almost Family, Inc. for the quarter ended September 29, 2017, filed on November 8, 2017, formatted in XBRL:  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALMOST FAMILY, INC.

Date November 8, 2017	By:	/s/ William B. Yarmuth William B. Yarmuth

Chairman of the Board and Chief Executive Officer

By:	/s/ C. Steven Guenthner
C. Steven Guenthner
President and
Principal Financial Officer