Form 10-K
period 2017-12-29
ALMOST FAMILY INC
filed 2018-02-27
CIK 799231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last day of the second fiscal quarter ended June 30, 2017 was $789,578,553 based on the last sale price of a share of the common stock as of June 30, 2017 ($61.65), as reported by the NASDAQ Global Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 23 2018
Common Stock, $0.10 par value per share	13,992,729 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2017 definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders are incorporated by reference in Part III to the extent described therein.

PART I		4

Item 1.	Business	4

Item 1A.	Risk Factors	18

Item 1B.	Unresolved Staff Comments	32

Item 2.	Properties	32

Item 3.	Legal Proceedings	32

Item 4.	Mine Safety Disclosures	33

PART II		34

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	34

Item 6.	Selected Financial Data	36

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	61

Item 8.	Financial Statements and Supplementary Data	62

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	91

Item 9A.	Controls and Procedures	91

Item 9B.	Other Information	91

PART III		91

Item 10.	Directors, Executive Officers and Corporate Governance	91

Items 11, 12, 13 and 14. Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions; and Director Independence; and Principal Accountant Fees and Services		92

PART IV		94

Item 15.	Exhibits and Financial Statement Schedules	94

Item 16.	Form 10-K Summary	99

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

•	ability to successfully develop investments made by our healthcare innovations segment, in light of the highly speculative nature of these early stage investments;
•	significant deterioration in economic conditions and significant market volatility;
•	effect on liquidity of the Company’s financing arrangements;
•	changes in estimates and judgments associated with critical accounting policies and estimates;
•	the risk that the merger with LHC Group, Inc. (“LHC Group”) may be delayed or not completed; and
•	the risk that the anticipated benefits of the merger with LHC Group may not be fully realized,

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

PART I

ITEM 1.  BUSINESS

Introduction

Almost Family, Inc. TM and subsidiaries (collectively “Almost Family” or the “Company”) is a leading provider of cost efficient, high quality home healthcare services and related innovations to drive savings for payors and improve patient outcomes and experience.  Our Company, founded in 1976, operates over 330 locations across 26 states.

LHC Group, Inc. and Almost Family, Inc. Merger

On November 15, 2017, our Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with LHC Group, Inc., a Delaware corporation (“LHC Group”), and Hammer Merger Sub, Inc., a newly-formed Delaware corporation and a wholly owned subsidiary of LHC Group (“Merger Sub”), providing for a “merger of equals” business combination of our Company and LHC Group. The Merger Agreement provides that, if the conditions to the Merger are satisfied or waived and the Merger is consummated, stockholders of our Company will receive 0.9150 shares of LHC Group common stock for each share of our Company’s common stock, plus the cash equivalent of any fractional share. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, at the closing Merger Sub will be merged with and into our Company (the “Merger”), with our Company continuing as the surviving corporation and as a wholly owned subsidiary of LHC Group. The parties’ obligations to complete the Merger are subject to several conditions, including, among others, (i) the adoption of the Merger Agreement by the affirmative vote of the holders of at least a majority of the outstanding shares of the Company’s common stock; (ii) the approval of the issuance of shares of LHC Group’s common stock to be issued to our stockholders in the merger by the affirmative vote of a majority of the shares of LHC Group’s common stock present in person or represented by proxy at LHC Group’s special meeting; (iii) the expiration or termination of the required waiting periods under the Hart-Scott Rodino Act (which occurred on February 21, 2018); (iv) the absence of any order or law prohibiting the Merger or the other transactions contemplated by the Merger Agreement; (v) the receipt of certain tax opinions; and (vi) the absence of a material adverse effect with respect to either LHC Group or our Company (as defined in the Merger Agreement).

The Merger Agreement contains certain termination rights for both our Company and LHC Group, including if the Merger is not consummated on or before July 1, 2018 (subject to extension to October 1, 2018 in certain circumstances) and if the required approval of the stockholders of either our Company or LHC Group is not obtained. The Merger Agreement further provides that, upon termination of the Merger Agreement under specified circumstances, including the termination of the Merger Agreement by our Company or LHC Group as a result of an adverse change in the recommendation of the other party’s board of directors, our Company may be required to pay to LHC Group, or LHC Group may be required to pay to our Company, as applicable, a termination fee of $30 million. Further, if the Merger Agreement is terminated as a result of the stockholders of either our Company or LHC Group failing to approve the transaction, our Company may be required to reimburse to LHC Group, or LHC Group may be required to reimburse to our Company, the other party’s expenses in connection with the proposed transaction, up to a maximum of $5 million.

In the absence of a completed merger,  we will continue to operate on a stand-alone basis.  All references within this Form 10-K assumes Almost Family, Inc. operating on a stand-alone basis.

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

How We Are Currently Organized and Operate

The Company has three reportable segments: a) Home Health (“HH”), b) Other Home-Based Services (“OHBS”) which includes all other home care services outside of Home Health services and c) the Healthcare Innovations (“HCI”) segment.  Reportable segments have been identified based upon how management has organized the business by services provided to customers and the criteria in Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting.

Our HH segment provides a comprehensive range of Medicare-certified home health nursing services to patients in need of recuperative care, typically following a period of hospitalization or care in another type of inpatient facility. Our services are often provided to patients in lieu of additional care in other settings, such as long term acute care hospitals, inpatient rehabilitation hospitals or skilled nursing facilities.  Our nurses, therapists, medical social workers and home health aides work closely with patients and their families to design and implement an individualized treatment response to a physician-prescribed plan of care.  Under the umbrella of our “Senior Advocacy” mission, we offer special clinically-based protocols customized to meet the needs of the increasingly medically complex, chronic and co-morbid patient populations we serve.  Examples include Optimum Balance, Silver Steps, Cardiocare, Orthopedic and Congestive Heart Failure in the Home.  HH Medicare revenues are generated on a per episode basis rather than a fee per visit or hourly basis.  Approximately 95% of the HH segment revenues are generated from the Medicare program while the balance is generated from Medicaid and private insurance programs.

Our OHBS segment includes traditional personal care (“PC”) services (generally provided by paraprofessional staff such as home health aides) which are generally of a custodial rather than skilled nature, as well as hospice services.  PC provides services in patients’ homes primarily on an as-needed, hourly basis.  These services include personal care, medication management, meal preparation, caregiver respite and homemaking. Our services are often provided to patients who would otherwise be admitted to skilled nursing facilities for long term custodial care.  PC revenues are generated on an hourly basis.  PC segment revenues are generated from Medicaid and other government programs while the balance is generated from insurance programs and private pay patients (approximately 80% of personal care revenues).  Hospice services are largely provided in patients’ homes and generally require specialized hospice nursing skills.  Hospice revenues are generated on a per diem basis and are primarily from Medicare (approximately 93% of hospice revenues).

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

Overview of Our Services

Home Health Division Services

Operating Locations

Our current operating locations for our Home Health and Other Home-based Services segments as of our last two fiscal years were as follows:

	2017		2016
	Branches		Branches
	Home	Other Home-	Home	Other Home-
States	Health	Based Services	Health	Based Services
Alabama	6	—	1	—
Alaska	1	1	—	—
Arizona	1	—	—	—
Arkansas	5	—	—	—
Connecticut	6	14	5	16
Florida	56	9	48	8
Georgia	11	1	9	—
Illinois	9	1	3	—
Indiana	12	—	9	—
Kentucky	24	4	21	4
Massachusetts	6	—	6	—
Mississippi	3	—	2	—
Missouri	4	—	4	—
New Jersey	7	—	7	—
New Mexico	1	—	—	—
New York	6	7	5	7
North Carolina	1	—	—	—
Ohio	15	21	14	22
Oklahoma	5	—	—	—
Pennsylvania	17	9	6	3
South Carolina	3	2	—	—
Tennessee	30	10	22	6
Texas	4	—	—	—
Virginia	3	—	—	—
Washington	2	1	—	—
West Virginia	1	—	—	—
Wisconsin	3	11	6	11

Total	242	91	168	77

The increase in branch locations in 2017 was largely the result of the acquisition of an 80% controlling interest in the entity holding the home health and hospice assets of Community Health Systems, Inc. (NYSE: CYH) (referred to herein as “CHS Home Health”).  CHS Home Health, a provider of skilled home health and hospice services, operated 74 home health and 15 hospice branch locations in 22 states.

Home Health Services Segment

Our HH segment provides a comprehensive range of Medicare-certified home health nursing services to patients in need of recuperative health care, typically following a period of hospitalization or care in another type of inpatient facility.  Our patients are referred to us by their physicians or upon discharge from a hospital or other type of in-patient facility.

Our HH segment operates 242 Medicare-certified home health agencies.  This segment generated 74% of our revenues for 2017, of which approximately 95% were derived from the Medicare program.

We receive payment from Medicare, Medicaid and private insurance companies.  Our professional staff includes registered nurses, licensed practical nurses, physical, speech and occupational therapists, and medical social workers.  They fulfill medical treatment plans prescribed by physicians.  Our professional staff are subject to state licensing requirements in the particular states in which they practice.  Para-professional staff members (primarily home health aides) also provide care to these patients.

Our HH segment operations located in Florida normally experience higher admissions during the first quarter and lower admissions during the third quarter than in the other quarters due to seasonal population fluctuations.  HH segment operations located in Florida generated approximately 20% of our revenue for 2017.

Other Home-Based Services Segment

Personal care services are also provided in patients’ homes on an as needed hourly basis, including personal care, medication management, meal preparation, caregiver respite and homemaking.  These services (generally provided by para-professional staff such as home health aides) are generally of a custodial rather than skilled nature.  Generally, PC revenues are generated on an hourly basis, of which approximately 80% were derived from the Medicaid program.  We currently operate 75 Personal Care locations.  Hospice services are largely provided in patients’ homes and generally require specialized hospice nursing skills.  Hospice revenues are generated on a per diem basis and are primarily from Medicare (approximately 93% of hospice revenues). We operate 16 Hospice locations.  Our OHBS segment generated 23% of our revenues for 2017.

Healthcare Innovations Segment

Our HCI business segment was created to house and separately report on our developmental activities outside our traditional home health business platform.  These activities are intended ultimately, whether directly or indirectly, to benefit our patients and payers through the enhanced provision of home health services.  HCI activities all share a common goal of improving patient experiences and quality outcomes, while lowering costs.  These include, but are not limited to: technology, information, population health management, risk-sharing, assessments, care coordination and transitions, clinical advancements, enhanced patient engagement and informed clinical decision making.  We believe these activities help us discover valuable insight and experiences that would not otherwise be gained in the routine operation of our core home health business segments.  Further, we believe these innovation activities will play an important role in collaborating with policy makers, payers, providers, and anyone who assumes financial risk for managing patient populations, to seek to reduce costs, and improve quality by providing increasingly more care for more patients in their homes than ever before.  This segment generated approximately 3% of our revenue for 2017.

As discussed further below, the HCI segment currently includes: a) Imperium Health Management, LLC ("Imperium"), an ACO enablement company, b) Long Term Solutions, Inc. ("LTS"), an in-home assessment company serving the long-term care insurance industry, c) Ingenios Health Co. ("Ingenios"), a Nurse-Practitioner-oriented and mobile technology-enabled health risk assessment company primarily serving managed care organizations; and d) an investment in Care Journey (formerly NavHealth, Inc.), a population-health analytics company,

Some of these initiatives are highly speculative and have been made in development stage enterprises.  There can be no assurance that we will receive any return on, or of, the capital we invest in these ventures.  However, we believe these activities already have, and will continue to help us, discover valuable insights and experiences we would not otherwise gain in the routine operation of our core home health business segments.  These endeavors are part of a growing number of care-related innovations and reforms.  We expect more will be attempted over the next several years.

Imperium

Imperium's purpose is to assist health care systems and independent primary care physician practices in establishing and successfully operating Accountable Care Organizations ("ACOs") first made possible by 2010's Affordable Care Act.

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

Imperium has rapidly expanded its customer base growing from 3 ACOs under contract in 2013, to 7 in 2014, 11 in 2015, 14 in 2016, 15 in 2017 and 30 in 2018.  In terms of covered Medicare beneficiaries, Imperium has grown from 23,000 in 2013, to 45,000 in 2014 and 85,000 in 2015, 124,000 in 2016, 142,000 in 2017 and 405,000 in 2018.  While we intend to work together toward the development of additional ACO relationships in markets in which Almost Family also provides home health services, Imperium also currently has, and will continue to seek, ACO customers in other service territories.  We own 72% of Imperium and consolidate its result in our financial statements.  We report a provision for noncontrolling interests (“NCI”) to reflect the income or losses attributable to the 28% interest that we do not own.

CMS announced the first year financial reconciliation and quality performance results for ACOs in September of 2014, in which, fifty-three ACOs generated shared savings during their first performance year ended December 31, 2013.  ACOs that generated savings earned a performance payment, if they met the quality standard.  CMS announced the fourth year results in August of 2017.  Imperium serviced ACOs have received an MSSP payments in the first, second, third and fourth CMS results.  Imperium received its share of $2.3 million in 2017 for 2016 services, $4.3 million in 2016 for 2015 services, $1.4 million in 2015 for 2014 services and $1.6 million in 2014 for 2013 services.  There can be no assurance that future payments will be made by CMS, the structure of MSSP payments will remain as currently deployed, or that an MSSP payment will be received in 2018 related to our 2017 services or any future period.

Long Term Solutions

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

Ingenios Health Co.

Ingenios is a provider of technology enabled in-home clinical assessments for Medicare Advantage, Managed Medicaid and Commercial Exchange lives.  We believe health assessment capabilities provide the key element in the evolution of improved care planning and delivery as healthcare delivery and reimbursement models evolve.

Care Journey (formerly NavHealth)

Care Journey is a development-stage enterprise whose business plan is focused on the development of technology-based tools designed to help health systems anticipate and inform a patient’s journey through the health care system.  Among its other objectives, Care Journey seeks to develop and market a software platform designed to assist health care providers, managed care organizations and insurers in their efforts to aggregate patient data from various sources, improve patient engagement, satisfaction and outcomes and lower the overall cost of healthcare delivery.  We are co-invested with founders Aneesh Chopra and Hunch Analytics which Chopra co-founded with Sanju Bansal.  Mr. Bansal is the co-founder and former COO of MicroStrategy (MSTR), a worldwide provider of enterprise software for cloud business intelligence and big data services.  We made an initial $1 million noncontrolling investment in Care Journey on January 29, 2015 and may, at our option, invest another $1 million.  We account for this non-controlling investment under the cost method.

Compensation for Home Health Services

We are compensated for our home health services by (i) Medicare, (ii) Medicaid, (iii) other third party payors (e.g., insurance companies and other sources), and (iv) private pay (paid by personal funds).  The rates of reimbursement we receive from Medicare, Medicaid and other government programs are generally dictated by those programs.  In determining charge rates for goods and services provided to our other customers, we evaluate several factors including cost and market competition.  We sometimes negotiate contract rates with third party providers such as insurance companies.

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

The following table sets forth our revenues from operations derived from each major payor class during the indicated periods (by percentage of net revenues) for the following years:

Payor Group	2017	2016	2015
Medicare	75.1%	68.2%	71.4%
Medicaid and Other Government Programs	19.8%	23.2%	22.5%
Insurance and private pay	5.1%	8.6%	6.1%

Medicare revenues account for 95% of HH segment revenues.  Historical changes in payment sources are primarily a result of changes in the types of customers we attract.

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

2017 Acquisitions

On November 20, 2017, our CHS-JV purchased assets of a Medicare-certified home health agency in Fort Myers, Florida.  Post-acquisition operating results are reported in our HH segment.

On July 14, 2017, our CHS-JV purchased assets of a Medicare-certified home health agency and related private duty company in Key West, Florida.  Post-acquisition operating results are reported in our HH and OHBS segments.

On December 31, 2016, the first day of our 2017 fiscal year, we acquired an 80% controlling interest in the entity holding the home health and hospice assets of Community Health Systems, Inc. (NYSE: CYH) (referred to herein as “CHS Home Health”).  CHS Home Health, a provider of skilled home health and hospice services, operated 74 home health and 15 hospice branch locations in 22 states.  The purchase price of $128 million was funded through borrowings on the Company’s revolving credit facility.

2016 Acquisitions

During the third quarter of 2016, one of our HCI subsidiaries redeemed certain outstanding shares increasing our ownership percentage to 72.04% from 61.50%.

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

On January 5, 2016, we purchased the assets of a Medicare-certified home health agency owned by Bayonne Visiting Nurse Association (“Bayonne”) located in New Jersey.  Bayonne’s post acquisition operating results are reported in our HH segment.

2015 Acquisitions

On November 5, 2015, we acquired the stock of Black Stone Operations, LLC (“Black Stone”).  Black Stone is a provider of in-home personal care and skilled home health services in western Ohio and operates under the name “Home Care by Black Stone.”  The purchase price of $40 million was funded through borrowings on the Company’s bank credit facility, seller notes and issuance of the Company’s common stock.  Black Stone’s post acquisition operating results are reported in our HH and PC segments.

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

On August 29, 2015, we acquired 100% of the equity of Bracor, Inc. (dba “WillCare”).  WillCare, based in Buffalo, NY, owned and operated HH and PC branch locations in New York (12) and Connecticut (1).  The purchase price was approximately $50.8 million.  The transaction was funded by borrowings under the Company’s bank credit facility.  WillCare’s New York and Connecticut post acquisition operating results are reported in our HH and PC segments.

On March 1, 2015, we acquired the stock of WillCare’s Ohio operations for $3.0 million.  WillCare’s Ohio post acquisition operating results are reported in our HH and PC segments.

On January 29, 2015, we acquired a noncontrolling interest in a development stage analytics and software company, Care Journey.  The investment is an asset of our Healthcare Innovations segment.

Competition, Marketing and Customers

The home health industry is highly competitive and fragmented.  Competitors include larger publicly held companies such as Amedisys, Inc. (NasdaqGS: AMED), Kindred Healthcare, Inc. (NYSE: KND), and LHC Group, Inc. (NasdaqGS: LHCG), and numerous privately held multi-site home care companies, privately held single-site agencies and a significant number of hospital-based agencies. Competition for customers at the local market level is very fragmented and market specific.  Generally, each local market has its own competitive profile and no one competitor has significant market share across all our markets.  To the best of our knowledge, no individual provider has more than 7% share of the national Medicare home health market.

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

The personal care and hospice industries are likewise highly competitive and fragmented.  Competitors include home health providers, senior adult associations, and the private hiring of caregivers.  We market our services primarily through our site managers, and we compete by offering a high quality of care and by helping families identify and access solutions for care.  Major referral sources include case managers, physicians and hospital discharge planners.

Our HCI segment competes in new industries, some of which were created by the Patient Protection and Affordable Care Act (the “ACA”), signed into law in 2010.  In certain cases, we operate in relatively new and unproven markets which include new competitors that are identified regularly and which range in size from start-up companies to larger publicly held companies like Universal American Corp., now owned by WellCare Health Plans, Inc. (NYSE: WCG).  We market our services directly to our customers.

Government Regulation

Medicare Home Health Program

Payment Methodology

As shown in “Compensation for Home Health Services” above, approximately 75% of our 2017 consolidated net service revenues were derived from the Medicare Home Health Program.  Medicare reimburses home health care providers under the Prospective Payment System (“PPS”), which pays a fixed, predetermined rate for services and supplies under an episode of care.  An episode of home health care spans a 60-day period, starting with the first day a billable visit is furnished to a Medicare beneficiary and ending 60 days later.  If a patient is still in treatment on the 60th day, a new episode begins on the 61st day, commonly referred to as a recertification episode, regardless of whether a billable visit is rendered on that day and ends 60 days later.

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

		Base Episode Payment Rate
	Base Episode	Adjusted for Case-mix
Period	Payment Rate (1)	Recalibrations (2)
January 1, 2018 through December 31, 2018	$3,040	$3,040
January 1, 2017 through December 31, 2017	2,990	3,038
January 1, 2016 through December 31, 2016	2,965	3,077
January 1, 2015 through December 31, 2015	2,961	3,130

(1)	Reflects the payment rates as published by the Medicare Program.

(2)

Presents the payment rates on a consistent basis as if the case-mix recalibrations had been in effect for all periods presented.  As applicable, adjusted payment rates for each of the years 2015-2017 were calculated by multiplying the actual Base Episode Payment by 1.0187 (2015 Final Rule), then by 1.0214 (2016 Final Rule) and then by 1.0160 (2017 Final Rule).

After determining the appropriate PPS payment rate, we record net revenues as services are rendered to patients over the 60-day episode period.  At the end of each month, a portion of our revenue is estimated for episodes that have not yet been completed, which are generally referred to as episodes in progress.  As a result, net service revenues recorded for an episode in progress is subject to change if the actual number of visits differs from the number anticipated at the start of care.  Our revenue recognition under the Medicare reimbursement program is discussed in greater detail in Part II, Item 7 “Critical Accounting Policies” and Item 8, “Notes to Consolidated Financial Statements”.

2018 CMS Related Updates

The Bipartisan Budget Act of 2018, enacted in February 2018 has the following provisions impacting health care services provided at home:

•

Restores the 3% home health rate add-on for patients who reside in rural geographies, effective January 1, 2018.  The add-on rate will be phased downward over a five year period following a formula specified in the legislation.

•

Mandates the development of a new case mix model for home health services using a 30 day payment period, through a transparent process including the home health industry and Congressional committees of Medicare jurisdiction.  The law requires any new case mix model to be implemented in 2020 in a budget neutral manner.

•	Face-to-face documentation improvements allowing the home health medical record in its entirety to be used to support the physician’s attestation of medical necessity.
•

A study to be conducted by the GAO (Government Accounting Office) on Medicare improvements to address the needs of the chronically ill including the provision of services provided at home, including interdisciplinary care management, tele-health and tele-monitoring for managed care plans, requiring states to better integrate Medicare and Medicaid services for the dually eligible and extension of the Independence at Home Demonstration Program.

•	A specific home health market basket annual inflationary update percentage of 1.5% for FY2020, leaving intact the full market basket update (generally expected to be between 2% and 3%) for FY2019.

On November 1, 2017, the Centers for Medicare and Medicaid Services (“CMS”) released the final rule for FY2018 home health reimbursement, which includes a 0.4% rate cut consisting of a 1.0% market basket update, a 0.97% case mix adjustment and sunset of the rural add-on provision.  Among other things, the rule finalizes proposals for the Home Health Value Based Purchasing (“HHVBP”) Model and the Home Health Quality Reporting Program (“HH QRP”).  CMS did not finalize the Home Health Groupings Model but instead elected to “further engage with stakeholders to move towards a system that shifts the focus from volume of services to a more patient –centered model”.  On September 25, 2017, the Company submitted a comment letter to CMS which provides an alternative course of action that we believe better protects Medicare beneficiaries and their right to access appropriate and necessary home health service.  The comment letter to CMS entitled “CY 2018 Home Health Prospective Payment System Rate Update – September 2017” can be found on the Company’s website, along with a series of responses to various other stakeholder requests from the Senate Finance Committee, the House Ways and Means Committee and CMS dating to 2013 and including the Company’s executive testimony before the Congress.

In January of 2017, CMS released a final rule revising the conditions of participation (“CoPs”) for home health agencies to participate in the Medicare and Medicaid programs.  The rule, originally effective July 13, 2017, and deferred through the end of 2017, focuses on, among other things, care delivered to patients, an interdisciplinary view of patient care, greater flexibility in meeting quality of care standards and the elimination of certain unneeded procedural burdens on providers.  This new rule is not expected to have a significant impact on our result of operations or financial position.

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

Medicaid Reimbursement

As shown in “Compensation for Home Health Services” above, approximately 20% of our 2017 consolidated net service revenues were derived from state Medicaid and Other Government Programs, with approximately 7.5%, 3.4%, 3.1%, 1.9% and 1.1% generated from Medicaid reimbursement programs in the states of Ohio, Connecticut, New York, Tennessee and Kentucky, respectively.  Net service revenues under such state programs are derived from services provided under a per visit, per hour or unit basis (as opposed to episodic).  Revenues are calculated and recorded using payor-specific or patient-specific fee schedules based on the contracted rates.

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

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against us by various claimants.  The claims are in various stages of processing and some may ultimately be brought to trial.  We are aware of incidents that have occurred through December 29, 2017, that may result in the assertion of additional claims.  We currently carry professional and general liability insurance coverage (on a claims made basis) for this exposure with no deductible.

We also carry D&O coverage for potential claims against our directors and officers, including securities actions, with deductibles ranging from $175,000 to $500,000 per claim.

Total premiums, excluding estimated exposure to claims and deductibles, for all our non-health insurance programs were approximately $2.5 million for the contract year ended May 31, 2017.

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

Employees and Labor Relations

As of December 29, 2017, we had approximately 17,100 employees.  None of our employees are represented by a labor organization.  We believe our relationship with our employees is satisfactory.

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

Risk Factors Relating to the Merger with LHC Group

The consummation of the Merger is contingent upon the satisfaction of a number of conditions, including stockholder and regulatory approvals, that are outside of the Company’s control and that the Company and LHC Group may be unable to satisfy or obtain or which may delay the consummation of the Merger or result in the imposition of conditions that could reduce the anticipated benefits from the Merger or cause the parties to abandon the Merger.

Consummation of the Merger (as described in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) is contingent upon the satisfaction of a number of conditions, some of which are beyond the Company’s control, including, among others: (i) the adoption of the Merger Agreement by the affirmative vote of the holders of at least a majority of the outstanding shares of the Company’s common stock; (ii) the approval of the issuance of shares of LHC Group’s common stock to be issued to the Company’s stockholders in the merger by the affirmative vote of a majority of the shares of LHC Group’s common stock present in person or represented by proxy at LHC Group’s special meeting; (iii) the expiration or termination of the required waiting periods under the Hart-Scott Rodino Act (which occurred on February 21, 2018); (iv) the absence of any order or law prohibiting the Merger or the other transactions contemplated by the Merger Agreement; (v) the receipt of certain tax opinions; and (vi) the absence of a material adverse effect with respect to either LHC Group or the Company (as defined in the Merger Agreement). The Company and LHC Group may be unable to obtain the regulatory approvals required for the Merger or the required regulatory approvals may delay the Merger or result in the imposition of conditions, possibly including imposition of conditions that may require certain operations to be divested, that could reduce the anticipated benefits from the Merger or cause the parties to abandon the Merger. Any delay in completing the Merger could cause the combined company not to realize, or to be delayed in realizing, some or all of the benefits that we expect to achieve if the Merger is successfully completed within its expected time frame.

The Merger Agreement also requires that the Company and LHC Group use reasonable best efforts to obtain all necessary or advisable approvals from governmental authorities, including those from a number of the federal, state and municipal authorities that regulate the businesses of the Company and LHC Group, including in New York state, which accounts for approximately 7% of the Company’s annual revenues. There can be no assurances that these regulatory approvals will be obtained or what conditions may be imposed on the companies in order to obtain such approvals. While these regulatory approvals are not a condition to closing the Merger, the failure to obtain any of these regulatory approvals could impose additional material costs on or materially limit the revenue of the combined company following the Merger, including ceasing operations or divesting assets in certain jurisdictions, including New York State.

While the Merger is pending, the Company will be subject to business uncertainties that could adversely affect its businesses and operations.

Uncertainty about the effect of the Merger on employees, joint venture partners, third party payors, customers and other persons with whom the Company has a business relationship may have an adverse effect on the Company’s business, operations and stock price. In connection with the pendency of the Merger, existing customers or partners could decide to no longer do business with the Company. In addition, certain projects may be delayed or ceased and business decisions could be deferred. Persons with whom the Company has a business relationship, such as joint venture partners and third party payors, could also decide to terminate, modify or renegotiate their relationships with the Company or take other actions as a result of the Merger that could negatively affect the Company’s revenue, earnings and cash flows. Employee retention may be challenging during the pendency of the Merger, as certain employees may experience uncertainty about their future roles. If key employees depart, the businesses of the Company and LHC Group before the Merger, and the business of the combined company following the merger, could be materially harmed. In addition, stockholders and market analysts could also have a negative perception of the merger, which could cause a material reduction in the Company’s and LHC Group’s stock prices and could also result in (i) LHC Group not achieving the requisite vote to approve the issuance of LHC Group’s shares in the merger and/or (ii) the Company not achieving the requisite vote to adopt the Merger.

Legal proceedings in connection with the merger could delay or prevent the completion of the merger.

If either the Company or LHC Group is the subject of litigation that is related to the Merger, it could cause either company to incur substantial expenditures, generate adverse publicity and could delay or prevent the Merger. As described in Part I, Item 3 “Legal Proceedings,” several lawsuits have been filed against LHC Group, Merger Sub, the Company and/or the Company’s board of directors challenging the adequacy of public disclosures related to the Merger and an adverse ruling may prevent the Merger from being completed.  LHC Group, Merger Sub, the Company and/or the members of the Company’s board of directors were named as defendants in three lawsuits brought by alleged stockholders of the Company challenging the adequacy of public disclosures related to the Merger and seeking, among other things, injunctive relief to enjoin the defendants from completing the Merger pursuant to these disclosures. Additional lawsuits may be filed against LHC Group, Merger Sub, the Company and/or their respective directors or officers in connection with the Merger. Defense of these or any other lawsuit, even if successful, could require substantial time and attention of the Company’s management and could require the expenditure of significant amounts for legal fees and other related costs, which could have a material adverse effect on the business, financial condition and results of operations of the Company or the combined company.

Failure to complete the Merger could negatively impact the stock prices and the future business and financial results of the Company.

Completion of the Merger is not assured. If the Merger is not completed, the ongoing businesses and financial results of the Company may be adversely affected and the Company will be subject to several risks, including the following:

•	the price of the Company’s common stock may decline to the extent that its current market prices reflect a market assumption that the Merger will be completed;

•

having to pay significant costs relating to the merger without receiving the benefits of the merger, including, in certain circumstances, a termination fee of $30 million or an expense reimbursement of up to $5 million;

•	negative reactions from customers, stockholders and market analysts;

•	the possible loss of employees necessary to operate the Company’s business;

•

the Company will have been subject to certain restrictions on the conduct of its business, which may have prevented us from making certain acquisitions or dispositions or pursuing certain business opportunities while the Merger was pending; and

•	the diversion of the focus of the Company’s management to the merger instead of on pursuing other opportunities that could have been beneficial to the Company.

If the Merger is not completed, the Company cannot assure you that these risks will not materialize and will not materially adversely affect the Company’s business, financial results and stock price.

The Company expects to incur substantial transaction-related costs in connection with the Merger.

The Company has incurred and expects to incur significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger. In addition, the Merger could result in additional costs and expenses that were not expected or anticipated, and such costs and expenses could have a material adverse effect on the Company’s financial condition and results of operation before the Merger and of the combined company thereafter.

Risks Related to Our Industry

The Trump administration, recent changes in members and leadership of the US Congress and related changes in leadership and key individuals in federal regulatory agencies could have a material adverse impact on our results of operations or financial condition in ways not currently anticipated by us.

Future actions by the Trump Administration and the U.S. Congress including, but not limited to, repeal or replacement of the Affordable Care Act (ACA, see below) could have a material adverse impact on our results of operations or financial condition.  Additionally, all or a portion of the ACA and related subsequent legislation may be modified, repealed or otherwise invalidated through judicial challenge.  Our Imperium subsidiary, an ACO-enablement company, generates substantially all its revenues from the Medicare Shared Savings Program which was enacted with the ACA, and any legislative and regulatory changes could adversely affect its operations. We can provide you with no assurance that the ultimate outcome of the ACA, health care reform efforts and/or the federal budget and resulting Medicare reimbursement rates will not have a material adverse effect on our liquidity, our results of operation, the realizability of the carrying amounts of our intangible assets, including goodwill, or our financial condition.  Further, we are unable to predict what effect, if any, such material adverse effect, if it were to occur, might have on our ability to continue to comply with the financial covenants of our revolving credit facility and our ability to continue to access debt capital through that facility.

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

We generally receive fixed payments from Medicare and Medicaid for our services based on the level of care that we provide patients.  Consequently, our profitability largely depends upon our ability to manage the cost of providing services.  Although current Medicare legislation provides for an annual adjustment of the payment rates based on the increase or decrease of the medical care expenditure category of the Consumer Price Index, these Medicare payment rate increases may be less than actual inflation or could be eliminated or reduced in any given year.  Since April 1, 2013, Medicare reimbursement has been reduced an additional 2% through sequestration as mandated by federal legislation. Consequently, if our cost of providing services, which consists primarily of labor costs, is greater than the respective Medicare or Medicaid payment rate, our profitability would be negatively impacted.  Based on our analysis of Medicare’s final regulations for the home health prospective payment system, we expect our Medicare reimbursement rates for home health services provided in 2018 to be about 1% lower than in 2017.

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

Governmental agencies and their agents, such as the Medicare Administrative Contractors (“MACs”), fiscal intermediaries and carriers, as well as the US Office of Inspector General (“OIG”), CMS and state Medicaid programs, conduct audits, reviews and investigations of our health care operations.  These include audits conducted through recovery audit contractor programs and zone program integrity contractor programs, in which third party firms engaged by CMS conduct extensive reviews of claims data and records to identify potential improper payments under the Medicare program.  In addition, in 2016 CMS initiated the Pre-Claim Review Demonstration for Home Health Services, which requires home health agencies in certain states to submit a request for pre-claim review for each episode of care, along with documentation that supports the medical necessity of the care.  This Demonstration was put on hold with no clear resumption date.  In recent years, federal and state civil and criminal enforcement agencies have heighted and coordinated their oversight efforts related to the healthcare industry, including with respect to referral practices, cost reporting, billing practices, joint ventures and other financial relationships among health care providers.  Depending on the nature of the conduct found in such audits, reviews and investigation and whether the underlying conduct could be considered systemic, the resolution of these matters could have a material adverse effect on our financial position, results of operation and liquidity.

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

On June 8, 2016, CMS announced the “Pre-Claim Review Demonstration of Home Health Services” which seeks to demonstrate that a review of selected documentation prior to payment of claims can decrease “improper payments because of insufficient documentation.”  According to the CMS announcement, the pre-claim review demonstration will help educate Home Health Agencies (HHA) on what documentation is required and encourage them to submit the correct documentation, while still allowing the HHA to begin providing services and receive initial payments prior to the pre-claim review decision.  The pre-claim review demonstration began in Illinois in late 2016 and was put on indefinite hold.  The Company is currently unable to predict if or when the demonstration program may be resumed or what impact, if any, this program may have on its result of operations or financial position when and if resumed.

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

For the years ended December 29, 2017,  December 30, 2016 and January 1, 2016, we received 75%,  68% and 71%, respectively, of our revenue from Medicare.  Reductions in Medicare reimbursement have historically and may continue to adversely impact our profitability. Such reductions in payments to us could be caused by:

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

Approximately 20%,  23% and 23% of our 2017, 2016 and 2015 revenues, respectively, were derived from state Medicaid and other government programs, many of which currently face significant budget issues. Further, the acquisitions completed by us in 2016, 2015 and 2013 increased our dependence on Medicaid reimbursement. Our largest Medicaid reimbursement is concentrated in the states of Ohio, Connecticut, New York, Tennessee and Kentucky.  See Part II, Item 8, Note 1, “Summary of Significant Accounting Policies,” elsewhere in this Form 10-K for further details.

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

CMS has placed certain limitations on the sale or transfer of the Medicare Provider Agreement for any Medicare-

certified home health agency that has been in existence for less than 36 months or that has undergone a change of ownership in the last 36 months.  This limitation may reduce the number of home health agencies that otherwise would have been available for acquisition and may limit our ability to successfully pursue our acquisition strategy.

We have invested in development stage companies which may require further funding to support their respective business plans, which may ultimately prove unsuccessful.

Our HCI segment provides strategic health management services to ACOs that have been approved to participate in the Medicare Shared Savings Program (“MSSP”).  In addition to our ownership interests in ACOs, we also have service agreements with ACOs that provide for sharing of MSSPs received by the ACO, if any.  During 2013, we invested $5.8 million in our Imperium acquisition of which $3 million went to fund operations in pursuit of its business plan.  In 2015, we also invested $1.0 million for a noncontrolling interest in Care Journey (formerly NavHealth, Inc.), a development stage analytics and software company, and $13.1 million in Ingenios Health Co. a provider of in-home technology enabled in-home clinical assessments.  On January 5, 2016, we acquired Long Term Solutions, Inc. (“LTS”), a provider of in-home nursing assessments for the long-term care insurance industry for a purchase price of $37 million.  These investments are highly speculative and are at risk and we may choose to make further investments, all of which may ultimately provide no return and could lead to a total loss of our investment.

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

Our success depends upon the continued employment of certain members of our senior management team, including our Chairman and Chief Executive Officer, William B. Yarmuth, and our other named executive officers.  We also depend upon the continued employment of the individuals that manage several of our key functional areas, including operations, business development, accounting, finance, human resources, marketing, information systems, contracting and compliance.  The departure of any member of our senior management team or our inability to appropriately implement succession plans may materially affect our operations.

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

At December 29, 2017, outstanding shares of our common stock totaled 13,991,414.  In 2017, we established the 2017 Stock and Incentive Compensation Plan for the benefit of employees and directors providing for the issuance of up to 997,465 shares of common stock.  As of December 29, 2017, shares of our common stock remained reserved for issuance pursuant to our incentive compensation plans totaled 983,965 and shares of our common stock reserved for issuance pursuant to our employee stock purchase plan totaled 300,000.  The market price of our common stock could decline as a result of sales of substantial amounts of our common stock to the public or the perception that substantial sales could occur.  These sales also may make it more difficult for us to sell common stock in the future to raise capital.

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

As of December 29, 2017, we had 367 real estate location leases ranging from approximately 100 to 54,000 square feet of space in their respective locations.  We also own the land and buildings for two properties located in Tennessee and Florida.  See Part I, Item 1, “Business - Operating Segments” and Part II, Item 8, “Notes to Consolidated Financial Statements.”  We believe that our facilities are adequate to meet our current needs, and that additional or substitute facilities will be available if needed.

ITEM 3.   LEGAL PROCEEDINGS

On January 18, 2018, Jordan Rosenblatt, a purported stockholder of our Company, filed a class action complaint alleging violations of the Securities Exchange Act of 1934 in the United States District Court for the Western District of Kentucky, styled Rosenblatt v. Almost Family, Inc., et al., Case No. 3:18-cv-40-TBR (the “Rosenblatt Class Action”),

against our Company, our board of directors, LHC Group and Merger Sub. The complaint in the Rosenblatt Class Action alleges that the Form S-4 Registration Statement filed on December 21, 2017 omitted material information with respect to the proposed transaction, rendering the Registration Statement false and misleading. The complaint in the Rosenblatt Action asserts claims against our Company and our board of directors for violations of Section 14(a) of the 1934 Act in connection with the dissemination of the Registration Statement, and asserts claims against the our board of directors and LHC Group for violations of Section 20(a) of the 1934 Act as controlling persons of our Company. The Rosenblatt Class Action seeks, among other things, an injunction enjoining the proposed transaction from closing, and an award of attorneys’ fees and costs.

On January 23, 2018, Leonard Stein, a purported stockholder of our Company, filed a class action complaint alleging violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 in the United States District Court for the District of Delaware, styled Stein v. Almost Family, Inc., et al., Case No. 1:18-cv-00126-UNA(the “Stein Class Action”), against our Company and our board of directors. The complaint in the Stein Class Action alleges that the Form S-4 Registration Statement filed on December 21, 2017 omitted material information with respect to the proposed transaction, rendering the Registration Statement false and misleading. The complaint in the Stein Class Action asserts claims against our Company and our board of directors for violations of Section 14(a) of the 1934 Act, SEC Regulation G, and SEC Rule 14a-9, and asserts claims against our board of directors for violations of Section 20(a) of the 1934 Act as controlling persons of our Company. The Stein Class Action seeks, among other things, an injunction enjoining both the shareholder vote and the proposed transaction from closing, monetary damages to a class of shareholders, and an award of attorneys’ fees and costs.

On January 23, 2018, Shiva Stein, a purported stockholder of our Company, filed a complaint alleging violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 in the United States District Court for the District of Delaware, styled Stein v. Almost Family, Inc., et al., Case No. 1:18-cv-000127-UNA (the “Stein Individual Action”), against our Company and our board of directors. The complaint in the Stein Individual Action alleges that the Form S-4 Registration Statement filed on December 21, 2017 contained materially incomplete and misleading statements with respect to the proposed transaction. The complaint in the Stein Individual Action asserts claims against our Company and our board of directors for violations of Section 14(a) of the 1934 Act, and asserts claims against our board of directors for violations of Section 20(a) of the 1934 Act as controlling persons of our Company. The Stein Individual Action seeks, among other things, an injunction enjoining the proposed transaction from closing, monetary damages suffered by Plaintiff, and an award of attorneys’ fees and costs.

We, our board of directors, LHC Group and Merger Sub believe that the claims in the complaints are without merit and intend to defend these actions vigorously.

From time to time, we are subject to various other legal actions arising in the ordinary course of our business, including claims for damages for personal injuries.   In our opinion, after discussion with legal counsel, the ultimate resolution of any of these pending ordinary course claims and legal proceedings will not have a material effect on our financial position or results of operations.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select market under the symbol “AFAM”  Set forth below are the high and low close prices for the common stock for the periods indicated as reported by NASDAQ:

Closing Common Stock Prices
Quarter Ended:	High	Low
December 29, 2017	$64.35	$40.40
September 29, 2017	62.45	45.90
June 30, 2017	62.25	46.20
March 31, 2017	50.00	45.30
December 30, 2016	44.85	36.21
September 30, 2016	44.39	35.41
July 1, 2016	44.01	36.75
April 1, 2016	40.78	34.62

On February 26, 2018, the last reported sale price for the common stock reported by NASDAQ was $59.20 and there were approximately 243 holders of record of our common stock.  We did not pay dividends in 2017 or 2016.  We do not intend to pay additional dividends on our common stock and will retain our earnings for future operations and the growth of our business.

(d) Maximum Number
	(a) Total		(c) Total Number of	(or Approximate Dollar
	Number of	(b) Average	Shares (or Units)	Value) of Shares (or
	Shares (or	Price Paid	Purchased as Part of	Units) that May Yet Be
	Units)	per Share	Publicly Announced	Purchased Under the
Period	Purchased (1)	(or Unit)	Plans or Programs	Plans or Programs
September 20, 2017 – October 27, 2017	—	$-	—	—
October 28, 2017 – November 24, 2017	—	-	—	—
November 25, 2017 – December 29, 2017	82,767	56.60	—	—
Total	82,767	$56.60	—	—

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

The Performance Graph below compares the cumulative total stockholder return on our common stock, $0.10 par value per share, for the five-year period ended December 29, 2017, with the cumulative total return on the Russell 2000 index and an industry peer group over the same period (assuming the investment of $100 in each on December 31, 2012 and the reinvestment of dividends, if any).  The peer group we selected is comprised of: Amedisys, Inc. (AMED) and LHC Group, Inc. (LHCG).  The cumulative total stockholder return on the following graph is historical and is not necessarily indicative of future stock price performance.

	12/12	12/13	12/14	12/15	12/16	12/17

Almost Family, Inc.	100	159.58	142.89	188.70	217.67	273.20
Russell 2000	100	138.82	145.62	139.19	168.85	193.58
Peer Group	100	121.02	202.35	279.34	294.87	375.84

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected financial information derived from the consolidated financial statements of the Company for the periods and at the dates indicated.  The information should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this and prior year Form 10-Ks.

	Fiscal Year(1)			Calendar Year
(In thousands except per share data)	2017	2016	2015	2014	2013
Results of operations data:
Net service revenues	$796,965	$623,541	$532,214	$495,829	$356,912
Net income attributable to Almost Family, Inc.	$20,414	$17,653	$20,009	$13,763	$8,226

Per share:
Basic:
Number of shares	13,539	10,153	9,505	9,333	9,279
Net income attributable to Almost Family, Inc.	$1.51	$1.74	$2.11	$1.47	$0.89

Diluted:
Number of shares	13,757	10,346	9,745	9,462	9,374
Net income attributable to Almost Family, Inc.	$1.48	$1.71	$2.05	$1.45	$0.88

(1)	See page 39 for discussion regarding the Company’s change to a 52-53 week reporting calendar in 2015.

	2017	2016	2015	2014	2013
Balance sheet data
Working capital	$74,492	$68,904	$54,643	$40,274	$44,148
Total assets	717,818	658,712	464,769	345,258	354,362
Long-term liabilities	134,073	302,682	136,048	60,432	83,436
Total liabilities	211,265	354,532	190,869	112,066	136,669
Noncontrolling interest-redeemable - Healthcare Innovations	2,256	2,256	3,639	3,639	3,639
Stockholders’ equity	504,297	301,924	270,261	229,553	214,054

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company has three reportable segments: a) Home Health (“HH”), b) Other Home-Based Services (“OHBS”) which includes all other home care services outside of Home Health services and c) the Healthcare Innovations (“HCI”) segment.  Reportable segments have been identified based upon how management has organized the business by services provided to customers and the criteria in Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting.  Consistent with information given to our chief operating decision maker, we do not allocate certain expenses to the reportable segments.  We evaluate the performance of our business segments based on operating income.

Our HH segment provides skilled medical services in patients’ homes largely to enable recipients to reduce or avoid periods of hospitalization and/or nursing home care.  Approximately 95% of our HH segment revenues were generated from the Medicare program, while the balance was generated from Medicaid and private insurance programs.

Our OHBS segment includes traditional personal care services (“PC”) (generally provided by paraprofessional staff such as home health aides) which are generally of a custodial rather than skilled nature, as well as hospice services.  Personal care revenues are generated on an hourly basis and are primarily from Medicaid (approximately 80% of personal care revenues).  Hospice services are largely provided in patients’ homes and generally require specialized hospice nursing skills.  Hospice revenues are generated on a per diem basis and are primarily from Medicare (approximately 93% of hospice revenues).

Our HCI business segment is used to report on our developmental activities outside our HH and OHBS businesses.  The HCI segment includes: a) an ACO enablement company; b) an in-home assessment company serving the long-term care insurance industry and managed care organizations; and c) an investment in a population-health analytics company.

LHC Group and Almost Family Merger of Equals

On November 15, 2017, our Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with LHC Group, Inc., a Delaware corporation (“LHC Group”), and Hammer Merger Sub, Inc., a newly-formed Delaware corporation and a wholly owned subsidiary of LHC Group (“Merger Sub”), providing for a “merger of equals” business combination of our Company and LHC Group. The Merger Agreement provides that, if the conditions to the Merger are satisfied or waived and the Merger is consummated, stockholders of our Company will receive 0.9150 shares of LHC Group common stock for each share of our Company’s common stock, plus the cash equivalent of any fractional share. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, at the closing Merger Sub will be merged with and into our Company (the “Merger”), with our Company continuing as the surviving corporation and as a wholly owned subsidiary of LHC Group. The parties’ obligations to complete the Merger are subject to several conditions, including, among others, (i) the adoption of the Merger Agreement by the affirmative vote of the holders of at least a majority of the outstanding shares of the Company’s common stock; (ii) the approval of the issuance of shares of LHC Group’s common stock to be issued to our stockholders in the merger by the affirmative vote of a majority of the shares of LHC Group’s common stock present in person or represented by proxy at LHC Group’s special meeting; (iii) the expiration or termination of the required waiting periods under the Hart-Scott Rodino Act (which occurred on February 21, 2018); (iv) the absence of any order or law prohibiting the Merger or the other transactions contemplated by the Merger Agreement; (v) the receipt of certain tax opinions; and (vi) the absence of a material adverse effect with respect to either LHC Group or our Company (as defined in the Merger Agreement).

The Merger Agreement contains certain termination rights for both our Company and LHC Group, including if the Merger is not consummated on or before July 1, 2018 (subject to extension to October 1, 2018 in certain circumstances) and if the required approval of the stockholders of either our Company or LHC Group is not obtained. The Merger Agreement further provides that, upon termination of the Merger Agreement under specified circumstances, including the termination of the Merger Agreement by our Company or LHC Group as a result of an adverse change in the recommendation of the other party’s board of directors, our Company may be required to pay to LHC Group, or LHC Group may be required to pay to our Company, as applicable, a termination fee of $30 million. Further, if the Merger

Agreement is terminated as a result of the stockholders of either our Company or LHC Group failing to approve the transaction, our Company may be required to reimburse to LHC Group, or LHC Group may be required to reimburse to our Company, the other party’s expenses in connection with the proposed transaction, up to a maximum of $5 million.

In the absence of required stockholder approvals, we will continue to operate on a stand-alone basis.  All references within this Form 10-K assumes Almost Family, Inc. operating on a stand-alone basis.

2017 Acquisitions

On November 20, 2017, our CHS-JV purchased assets of a Medicare-certified home health agency in Fort Myers, Florida.  The purchase price was $0.5 million.  Post-acquisition operating results are reported in our HH segments.

On July 14, 2017, our CHS-JV purchased assets of a Medicare-certified home health agency and related private duty company in Key West, Florida.  The purchase price was $1.2 million.  Post-acquisition operating results are reported in our HH and OHBS segments.

On December 31, 2016, the first day of our 2017 fiscal year end, we acquired an 80% controlling interest in the entity holding the home health and hospice assets of Community Health Systems, Inc. (NYSE: CYH) (referred to herein as “CHS Home Health”).  CHS Home Health, a provider of skilled home health and hospice services, operated 74 home health and 15 hospice branch locations in 22 states.  The purchase price of $128 million was funded through borrowings on the Company's Revolving Credit Facility.  Post-acquisition results are reported in our HH and OHBS segments.

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

During 2015, we completed four acquisitions and made a cost based investment.  On November 5, 2015, we completed the acquisition of Black Stone Operations, LLC (“Black Stone”).  Black Stone owned and operated personal care and skilled home health services in western Ohio.  On August 29, 2015, we completed the acquisition of Bracor, Inc. (dba “WillCare”).  WillCare owned and operated HH and PC branch locations in New York (12) and Connecticut (1).  On March 1, 2015 we acquired the stock of WillCare’s Ohio operations.  On July 22, 2015, we acquired Ingenios Health Co.  Ingenios is a leading provider of technology enabled in-home clinical assessments for Medicare Advantage, Managed Medicaid and Commercial Exchange lives in 7 states and Washington, D.C.  The results of the Black Stone and WillCare acquisitions are reported in our HH and OHBS segments, while our Ingenios acquisition results are included in the Healthcare Innovations segment.

On January 29, 2015, we acquired a noncontrolling interest in a development stage analytics and software company, Care Journey.  The investment is an asset of our Healthcare Innovations segment.

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

As a result of the broad scope of health care reform, the significant changes it will effect in the healthcare industry and society generally, and the complexity of the technical issues it addresses, we are unable to predict, at this time, all the ramifications health care reform may have on our business as a health care provider or a sponsor of an employee health insurance benefit plan.  These matters could have a material adverse impact on our results of operations or financial condition in ways not currently anticipated by us.  This may increase our costs, decrease our revenues, expose us to expanded liability or require us to revise the ways in which we conduct our business.  Refer to the results of operations for the impact of these items on revenue, operating and net income for the years ended December 29, 2017,  December 30, 2016 and January 1, 2016.

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

Fiscal Year End

Effective with the first quarter of 2015, the Company adopted a 52-53 week fiscal reporting calendar under which it will report its annual results going forward in four equal 13-week quarters.  Every fifth year, one quarter will include 14 weeks and that year will include 53 weeks of operating results.  This approach minimizes the impact of calendar differences when comparing different historical periods.  All references herein for the years 2017, 2016 and 2015 represent the fiscal years ended December 29, 2017 and December 30, 2016 and the calendar year ended January 1, 2016, respectively.

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

Medicare Episodic Revenues

Approximately 75% of our consolidated net service revenues are derived from the Medicare program.  Net service revenues are recorded under the Medicare prospective payment program (“PPS”) based on a 60-day episode payment rate that is subject to adjustment based on certain variables including, but not limited to: (a) changes in the base episode payments established by the Medicare program; (b) adjustments to the base episode payments for case-mix and geographic wages; (c) a low utilization payment adjustment (“LUPA”) if the number of visits was fewer than five; (d) a partial payment if our patient transferred to another provider or we received a patient from another provider before completing the episode; (e) a payment adjustment based upon the level of therapy services required (thresholds set at 6, 14 and 20 visits); (f) an outlier payment if our patient’s care was unusually costly (capped at 10% of total reimbursement at the agency level); (g) the number of episodes of care provided to a patient; and (h) 2% sequestration reduction.

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

Contingent Service Revenues

Our Healthcare Innovations segment provides strategic health management services to ACOs that have been approved to participate in the “MSSP.”  In addition to having ownership interests in a few ACOs, we also have service agreements with ACOs that provide for sharing of MSSP payments received by the ACO, if any.  ACOs are entities that contract with Centers for Medicare and Medicaid Services (CMS) to serve the Medicare fee-for-service population with the goal of better care for individuals, improved health for populations and lower costs.  ACOs share savings with CMS to the extent that the actual costs of serving assigned beneficiaries are below certain trended benchmarks of such beneficiaries and certain quality performance measures are achieved.  The MSSP is relatively new and therefore has limited historical experience, which impacts the Company’s ability to accurately accumulate and interpret the data available for calculating an ACOs’ shared savings, if any.  MSSP payments are not recognized in revenue until persuasive evidence of an arrangement exists, services have been rendered, the payment is fixed and determinable and collectability is assured, which generally is satisfied only upon cash receipt.  Under such agreements, we recognized $2.4 million and $4.3 million in MSSP payments for cash received during 2017 and 2016 related to savings generated for the program period ended December 31, 2016 and December 31, 2015, respectively, which accounted for 9% and 17%, respectively of our HCI segment revenues.  No revenue has been recognized related to potential MSSP payments for savings generated for the program period ended December 31, 2017, if any.

Revenue Adjustments

Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation.  As a result, we may adjust previously recorded revenue amounts due to issues related to: a) medical coding, particularly with respect to Medicare, b) patient eligibility, particularly with respect to Medicaid, and c) other reasons unrelated to credit risk.  Revenue adjustments, if any, to reflect actual payment amounts for completed episodes or services provided under per visit, per hour or unit basis which differ from our estimates or audit adjustments are recorded when known and estimable.  Historically, revenue adjustments have not been significant and as such, we believe that net service revenues and accounts receivable - net reflect their net realizable value.  Changes in estimates related to prior periods (increased) decreased revenues by approximately ($780,000), ($608,000) and ($365,000) in the years ended December 29, 2017,  December 30, 2016 and January 1, 2016, respectively.

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

New Revenue Recognition Guidance

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“Topic 606”).  Topic 606 affects virtually all aspects of an entity’s revenue recognition, including determining the measurement of revenue and the timing of when it is recognized for the transfer of goods or services to customers.  We adopted Topic 606 effective for our next fiscal year beginning December 30, 2017 using a modified retrospective approach.  Based on our assessment of the guidance, no opening balance sheet adjustment to retained earnings was identified.  We do, however, anticipate the reclassification of all bad debt expense to net patient service revenue on a go-forward basis, as the standard largely limits bad debt expense to bankruptcies or changes in credit risk.

A significant element of implementing Topic 606 is reviewing sources of revenue and evaluating the characteristics of the patient population to develop the appropriate portfolio distribution with similar characteristics that when evaluated under the new revenue standard, will result in a materially consistent revenue amount for such portfolios as if each patient account was evaluated on a “contract-by-contract” basis.  Our review supports an allocation of patients to portfolios that is consistent with our current MD&A, segment and footnote disclosures.  Additionally, we believe the adoption will have minimal impact on our financial statement disclosures.

Application of this guidance by the healthcare industry is continuing to develop, and changes could arise that are inconsistent with our year-end assessment.  We will continue to monitor the application Topic 606 by peer organizations.

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

Goodwill and Other Intangible Assets

Intangible assets are stated at fair value at the time of acquisition and goodwill represents the excess cost over the fair value of net assets acquired and liabilities assumed.  Finite lived intangible assets are amortized on a straight-line basis over the estimated useful life of the asset. Goodwill and indefinite-lived assets are not amortized.  We perform impairment analysis of goodwill and indefinite lived assets as required by ASC Topic 350, Intangibles - Goodwill and Other on at least an annual basis. In 2017 we performed qualitative assessments to determine whether any goodwill or indefinite lived assets were impaired.  We evaluated the relevant events and circumstances, such as the market conditions, financial performance, and share price to determine if any impairment is indicated.  Based on our 2017 analysis, an impairment of goodwill or indefinite lived assets was not indicated. Had our 2017 assessments indicated impairment, we would perform a quantitative test similar to 2016 and 2015 as follows.

Our 2016 and 2015 quantitative impairment analysis required numerous subjective assumptions and estimates to determine fair value of the respective reporting units.  We estimated the fair value of the related reporting units using a combined market approach (guideline company and similar transaction method) and income approach (discounted cash flow analysis).  These models were based on our projections of future revenues and operating costs and were reconciled to our consolidated market capitalization.  Discounted cash flow models are highly reliant on various assumptions.  Significant assumptions we utilized in these models included:  projected business results and future industry direction, long-term growth factor of 3% and weighted-average cost of capital of 15%.  We used assumptions that we deemed to be reasonable estimates of likely future events and compared the total fair values of each reporting unit to our overall market capitalization, and implied control premium, to determine if the fair values were reasonable compared to external market indicators.  Subsequent changes in these key assumptions could affect the results of future qualitative impairment reviews.

Important to our overall impairment conclusion was the comparison of the aggregate fair values of the reporting units to our overall market capitalization at the annual assessment date, including the implied control premium, to determine if the fair values are reasonable compared to external market indicators.  The aggregate fair value for each reporting unit did not exceed our market value as of the annual impairment testing date.  A negative control premium indicated conservatism built into our fair value models.

Because the fair value results for each reporting unit did not indicate a potential impairment existed, we did not recognize any goodwill or intangible asset impairment during 2016 and 2015.  Specifically, each of our 2016 and 2015 reporting unit fair values were significantly over their carrying value.  Based on the sensitivity analysis performed on two key assumptions in the discounted cash flow models of each reporting unit, a 100 basis point change in either assumption (either individually or in the aggregate) would not result in any impairment of our goodwill or intangible assets within any reporting unit.

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

Accounting for Income Taxes

We account for taxes in accordance with ASC Topic 740, Income Taxes.  As of December 29, 2017, we have net deferred tax liabilities of approximately $18.6 million.  The net deferred tax liability is composed of approximately $15.3 million of deferred tax assets and approximately $33.9 million of deferred tax liabilities.  We have provided a valuation allowance against certain deferred tax assets based upon our estimates of realizability of those assets through future taxable income.  This valuation allowance was based in large part on our history of generating operating income or losses in individual tax locales and expectations for the future.  Our ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, competitive pressures on revenues and margins and legislation and regulation at all levels of government.  Further, we have book goodwill of $105.1 million which is not deductible for tax purposes.  The remaining deductible goodwill provides an annual tax deduction approximating $15.1 million through 2022.  We have considered the above factors in reaching our conclusion that it is more likely than not that future taxable income will be sufficient to fully utilize the deferred tax assets (net of the valuation allowance) as of December 29, 2017.

The Tax Cuts and Jobs Act (Tax Act) was enacted on December 22, 2017 and introduces significant changes to the U.S. income tax law.  Effective in 2018, the Tax Act reduces U.S. statutory tax rates from 35% to 21%.    Accordingly, we remeasured our deferred taxes as of December 29, 2017 to reflect the reduced rate that will apply in future periods when these deferred taxes are settled or realized, resulting in a one-time  $9.5 million net tax benefit in 2017.

Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we have made reasonable estimates of the effects and recorded provisional amounts in our financial statements as of December 29, 2017.  As we collect and prepare necessary data, and interpret the Tax Act and any additional guidance issued by the Internal Revenue Service, and other standard-setting bodies, we may make adjustments to the provisional amounts.  Those adjustments may materially impact our provision for income taxes and effective tax rate in the period in which adjustments are made.  The accounting for the tax effects of the Tax Act will be completed in 2018.

RESULTS OF OPERATIONS

Year Ended December 29, 2017 Compared with Year Ended December 30, 2016

(In thousands)

	2017		2016		Change
Consolidated	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues:
Home Health	$586,070	73.5%	$434,968	69.8%	$151,102	34.7%
Other Home-Based Services	184,752	23.2%	162,546	26.1%	22,206	13.7%
Healthcare Innovations	26,143	3.3%	26,027	4.2%	116	0.4%
	796,965	100.0%	623,541	100.0%	173,424	27.8%
Operating income before corporate expenses:
Home Health	75,587	12.9%	56,564	13.0%	19,023	33.6%
Other Home-Based Services	14,555	7.9%	13,519	8.3%	1,036	7.7%
Healthcare Innovations	4,046	15.5%	5,657	21.7%	(1,611)	(28.5)%
	94,188	11.8%	75,740	12.1%	18,448	24.4%

Corporate expenses	35,565	4.5%	28,457	4.6%	7,108	25.0%
Deal, transition and other costs	29,405	3.7%	11,842	1.9%	17,563	148.3%
Operating income	29,218	3.7%	35,441	5.7%	(6,223)	(17.6)%
Interest expense, net	7,391	0.9%	6,285	1.0%	1,106	17.6%
Net income - noncontrolling interests	3,523	0.4%	519	0.1%	3,004	578.8%
Net income before income taxes	$18,304	2.3%	$28,637	4.6%	$(10,333)	(36.1)%

Adjusted EBITDA (1)	$67,965	8.5%	$54,552	8.7%	$13,413	24.6%
Adjusted net income (1)	$28,864	3.6%	$24,640	4.0%	$4,224	17.1%

(1)	See page 52 for GAAP reconciliation of Adjusted EBITDA and Adjusted net income attributable to Almost Family, Inc.

Home Health segment net revenues increased 34.7% or $151.1 million to $586.1 million from $435.0 million in the prior year, and episodic admissions grew by 40.4% to 118,115 from 84,401, primarily due to the CHS-JV acquisition.  Revenues from the Home Health facilities acquired in the CHS-JV acquisition were $167.7 million for 2017.

Other Home-Based Services segment net revenues increased year over year by $22.2 million or 13.7% to $184.8 million from $162.5 million primarily as a result of the CHS-JV acquisition’s 15 hospice facilities.  Hospice revenues were $29.8 million for 2017.

Healthcare Innovations segment net revenues and operating income were $26.1 million and $4.0 million in 2017 as compared to $26.0 million and $5.7 million in 2016, respectively.

Each of our operating segments experienced prolonged disruption during the third quarter of 2017 as a result of Hurricanes Irma and Harvey (the “Hurricanes”), with our Home Health segment operations in Florida the most severely affected. The Hurricanes reduced operating income by approximately $3.3 million, largely on lost volume.

Refer to the individual segment discussions for further operating performance details.

Corporate expenses as a percentage of revenue decreased 0.1% to 4.5% in 2017.  Deal, transition and other costs were $29.4 million, largely driven by transaction costs of the pending LHC Group merger and the CHS-JV acquisition, in addition to the conversion of the Home Health segment to the Homecare Homebase information system.  Unused fees associated with our larger credit facility and higher amortization of loan costs increased interest expense to $7.4 million from $6.3 million in the prior year.

We recorded a net tax benefit of $2.1 million in our fiscal 2017 due to a favorable $9.5 million impact from the 2017 Tax Cuts and Jobs Act (Tax Act);  excluding Tax Act impact our tax expense and effective tax rate would have been $7.4 million and 40.5%, respectively, for the full year.   The 2016 effective tax rate was 38.4%.  The increase was largely due to an increase in the ratio of permanent current year non-deductible items to pre-tax income driven largely by merger related differences.

The Tax Act was signed into law on December 22, 2017, is effective for our fiscal 2018 and will reduce our U.S. corporate tax rate from 35% to 21% in 2018.  We expect our effective tax rate will approximate 26.5% in 2018.  See Part II, Item 8, “Note 6 – Income Taxes” for further discussion of the Tax Act.

Home Health Segment

Approximately 95% of the HH segment revenues were generated from the Medicare program while the balance was generated from Medicaid and private insurance programs.  In addition to our focus on operating income from the Home

Health segment, we also measure this segment’s performance in terms of admissions, episodes, visits, patient months of care, revenue per episode and visits per episode. (In thousands, except statistical information)

	2017		2016		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$586,070	100.0%	$434,968	100.0%	$151,102	34.7%
Cost of service revenues	287,270	49.0%	212,744	48.9%	74,526	35.0%
Gross margin	298,800	51.0%	222,224	51.1%	76,576	34.5%
General and administrative expenses:
Salaries and benefits	164,015	28.0%	121,972	28.0%	42,043	34.5%
Other	59,198	10.1%	43,688	10.0%	15,510	35.5%
Total general and administrative expenses	223,213	38.1%	165,660	38.1%	57,553	34.7%
Operating income before corporate expenses	$75,587	12.9%	$56,564	13.0%	$19,023	33.6%

Average number of locations	242		168		74	44.0%

All payors:
Admissions	159,079		107,576		51,503	47.9%
Census	31,224		22,980		8,244	35.9%
Visits	3,729,562		2,870,277		859,285	29.9%
Cost per visit	$77		$74		$3	3.9%
G&A expense per census	$7,149		$7,209		$(60)	(0.8)%

Episodic:
Admissions	118,535		84,401		34,134	40.4%
Census	23,874		17,894		5,980	33.4%
Episodes	178,540		130,003		48,537	37.3%
Visits	2,933,044		2,317,540		615,504	26.6%
Revenue (in thousands)	$498,075	85.0%	$379,701	87.3%	$118,374	31.2%
Revenue per episode	$2,790		$2,921		$(131)	(4.5)%
Visits per episode	16.4		17.8		(1.4)	(7.8)%

Non-episodic:
Admissions	40,544		23,175		17,369	74.9%
Census	7,350		5,086		2,264	44.5%
Visits	796,518		552,737		243,781	44.1%
Revenue (in thousands)	$87,995	15.0%	$55,267	12.7%	$32,728	59.2%
Revenue per visit	$110		$100		$10	10.5%
Visits per admission	19.6		23.9		(4.2)	(17.6)%

(1)	Percentages pertain to percentage of total admissions or total billable visits, as applicable.

Home Health segment net service revenues increased by $151.1 million or 34.7% to $586.1 million from $435.0 million in the prior year and episodic admissions grew by 40.4% to 118,535 from 84,401 primarily due to the CHS-JV acquisition.  Excluding the CHS-JV acquisition, episodic admissions grew by approximately 2%, which was reduced by the impact of the Hurricanes.  Volume growth was partially offset by a net effective 1% Medicare rate cut and the impact of the Hurricanes.

Gross margin as a percent of revenue declined 0.1% from prior year due to the combined impact of a 1.0% Medicare rate cut and an annual cost of living wage rate adjustment of 2%, both effective January 1, 2017, that slightly outpaced cost side improvements.  Cost per visit increased 3.9% due to a combination of increased wage rates, lower visit utilization and costs associated with the Homecare Homebase implementation.

Total general and administrative expenses remained consistent at 38.1%, as a percent of revenue.

Home Health segment contribution increased $19.0 million, or 33.6%, to $75.6 million, from $56.6 million in the prior year.

Other Home-Based Services

Approximately 80% of the OHBS segment revenues were generated from Medicaid and other government programs while the balance is generated from insurance programs and private pay patients.  (In thousands, except statistical information)

	2017		2016		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$184,752	100.0%	$162,546	100.0%	$22,206	13.7%
Cost of service revenues	121,946	66.0%	111,973	68.9%	9,973	8.9%
Gross margin	62,806	34.0%	50,573	31.1%	12,233	24.2%
General and administrative expenses:
Salaries and benefits	31,743	17.2%	24,592	15.1%	7,151	29.1%
Other	16,508	8.9%	12,462	7.7%	4,046	32.5%
Total general and administrative expenses	48,251	26.1%	37,054	22.8%	11,197	30.2%
Operating income before corporate expenses	$14,555	7.9%	$13,519	8.3%	$1,036	7.7%

Personal Care:
Locations	75		76		(1)	(1.3)%
Admissions	9,420		9,671		(251)	(2.6)%
Census	12,603		13,216		(613)	(4.6)%
Hours of service	7,197,211		7,538,223		(341,012)	(4.5)%
Hours per patient per week	11.0		11.0		0.0	0.1%
Revenue	$154,937	83.9%	$161,367	99.3%	$(6,430)	(4.0)%
Operating income	$10,102		$13,509		$(3,407)	(25.2)%
Revenue per hour	$21.53		$21.41		$0.12	0.6%
Cost per hour	$13.19		$13.15		$0.04	0.3%

Hospice:
Locations	16		1		15	NM
Admissions	2,879		97		2,782	NM
Census	482		23		459	NM
Length of stay	61		42		19	51.7%
Revenue	$29,815	16.1%	$1,179	0.7%	$28,636	NM
Operating income	$4,453		$10		$4,443	NM
Revenue per day	$170		$141		$29	20.3%

OHBS segment net service revenues increased $22.2 million or 13.7% to $184.8 million from $162.6 million, primarily as a result of the 15 hospice facilities acquired in the CHS-JV transaction.  Hospice revenues were $29.8 million.  Personal care revenues were down $6.4 million or 4.0% from prior year on lower volumes.  Additionally, mix changes combined with rate cuts and increases in wages influenced by increases in statutory minimum wage rates in certain states negatively impacted personal care margins.  Overall OHBS segment contribution before corporate expenses increased $1.0 million or 7.7%, as compared to the same period of last year.

Healthcare Innovations Segment

(In thousands, except statistical information)

	2017		2016		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$26,143	100.0%	$26,027	100.0%	$116	0.4%
Cost of service revenues	10,069	38.5%	10,733	41.2%	(664)	(6.2)%
Gross margin	16,074	61.5%	15,294	58.8%	780	5.1%
General and administrative expenses:
Salaries and benefits	7,014	26.8%	5,915	22.7%	1,099	18.6%
Other	5,014	19.2%	3,722	14.3%	1,292	34.7%
Total general and administrative expenses	12,028	46.0%	9,637	37.0%	2,391	24.8%
Operating income before corporate expenses	$4,046	15.5%	$5,657	21.7%	$(1,611)	(28.5)%

ACO Management
Medicare ACO enrollees under management	141,556		121,881		19,675	16.1%
ACOs under contract	15		14		1	7.1%
Revenue	$5,076	19.4%	$5,294	20.3%	$(218)	(4.1)%
Operating income	$479		$2,714		$(2,235)	82.4%

Assessment Services
Assessments	87,948		75,814		12,134	16.0%
Revenue	$21,067	80.6%	$20,733	79.7%	$334	1.6%
Operating income	$3,567		$2,943		$624	21.2%

HCI segment net revenues increased slightly to $26.1 million in 2017 from $26.0 million in 2016.  Increases in both ACO Management membership fees and Assessment Services revenue largely offset a $1.9 million reduction in ACO shared savings payments revenue in 2017 versus the prior year.  As such, HCI operating income before corporate expenses decreased $1.6 million to $4.0 million in 2017.

Year Ended December 30, 2016 Compared with Year Ended January 1, 2016

(in thousands)

	2016		2015		Change
Consolidated	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues:
Home Health	$434,968	69.8%	$400,133	75.2%	$34,835	8.7%
Other Home-Based Services	162,546	26.1%	128,630	24.2%	33,916	26.4%
Healthcare Innovations	26,027	4.2%	3,451	0.6%	22,576	654.2%
	623,541	100.0%	532,214	100.0%	91,327	17.2%
Operating income before corporate expenses:
Home Health	56,564	13.0%	49,608	12.4%	6,956	14.0%
Other Home-Based Services	13,519	8.3%	14,434	11.2%	(915)	(6.3)%
Healthcare Innovations	5,657	21.7%	(1,217)	(35.3)%	6,874	(564.8)%
	75,740	12.1%	62,825	11.8%	12,915	20.6%

Corporate expenses	28,457	4.6%	25,737	4.8%	2,720	10.6%
Deal, transition and other costs	11,842	1.9%	4,139	0.8%	7,703	186.1%
Operating income	35,441	5.7%	32,949	6.2%	2,492	7.6%
Interest expense, net	6,285	1.0%	2,852	0.5%	3,433	120.4%
Net income - noncontrolling interests	519	0.1%	(468)	(0.1)%	987	(210.9)%
Net income before income taxes	28,637	4.6%	30,565	5.7%	$(1,928)	(6.3)%

Adjusted EBITDA (1)	$54,552	8.7%	$43,745	8.2%	$10,807	24.7%
Adjusted net income (1)	$24,640	4.0%	$20,746	3.9%	$3,894	18.8%

(1)	See page 52 for GAAP reconciliation of Adjusted EBITDA and Adjusted net income attributable to Almost Family, Inc.

Home Health segment and Other Home-Based Services net service revenues in 2016 increased $34.8 million and $33.9 million, respectively from prior year primarily due to acquisitions occurring late in 2015 (WillCare and Black Stone) and in 2016 (Bayonne and Wisconsin).  Refer to HH and OHBS segment discussions for further operating performance details.

HCI segment net service revenues increased $22.6 million to $26.0 million in 2016 versus $3.5 million in 2015, as acquired assessment service revenues were $20.7 million and shared-savings revenues from our ACO business in 2016 increased to $4.3 million in 2016, as compared to $1.4 million in 2015.  Overall HCI segment contribution improved $6.9 million to $5.7 million in 2016 versus a $1.2 million net loss in 2015.

Corporate expenses as a percentage of revenue declined to 4.6% from 4.9% in the prior year period due to the expansion of the size and scope of our operations.  Deal, transition and other costs were $11.8 million for 2016, primarily as a result of costs related to acquisitions, while the prior year included a one-time $4.2 million benefit related to legal settlements.

Borrowings related to acquisitions, fees associated with our credit facility and higher amortization of loan costs increased interest expense to $6.3 million, from $2.9 million in 2015.  Further, in the fourth quarter of 2016, we commenced our HH Segment’s company-wide clinical system conversion to the Homecare Homebase information platform.  Such implementation, training and related costs began in the fourth quarter of 2016 and continued throughout 2017.

Our effective tax rate for 2016 was 38.4% compared to 34.5% for 2015, respectively.  The lower effective tax rate for 2015 was primarily related to the tax treatment of a legal settlement.  Excluding the non-taxable settlement and other nondeductible deal costs, our effective tax rate for 2015 would have been 40.5%.

Home Health Segment

Approximately 95% of the HH segment revenues were generated from the Medicare program while the balance was generated from Medicaid and private insurance programs.  (In thousands, except statistical information)

	2016		2015		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$434,968	100.0%	$400,133	100.0%	$34,835	8.7%
Cost of service revenues	212,744	48.9%	193,674	48.4%	19,070	9.8%
Gross margin	222,224	51.1%	206,459	51.6%	15,765	7.6%
General and administrative expenses:
Salaries and benefits	121,972	28.0%	114,781	28.7%	7,191	6.3%
Other	43,688	10.0%	42,070	10.5%	1,618	3.8%
Total general and administrative expenses	165,660	38.1%	156,851	39.2%	8,809	5.6%
Operating income before corporate expenses	$56,564	13.0%	$49,608	12.4%	$6,956	14.0%

Average number of locations	168		164		4	2.4%

All payors:
Admissions	107,576		102,381		5,195	5.1%
Census	22,980		83,703		(60,723)	(72.5)%
Visits	2,870,277		2,621,443		248,834	9.5%
Cost per visit	$74		$74		$0	0.3%
G&A expense per census	$7,209		$1,874		$5,335	284.7%

Episodic:
Admissions	84,401		80,341		4,060	5.1%
Census	17,894		68,127		(50,233)	(73.7)%
Episodes	130,003		124,205		5,798	4.7%
Visits	2,317,540		2,198,927		118,613	5.4%
Revenue (in thousands)	$379,701	87.3%	$356,739	89.2%	$22,962	6.4%
Revenue per episode	$2,921		$2,872		$49	1.7%
Visits per episode	17.8		17.7		0.1	0.7%

Non-episodic:
Admissions	23,175		22,040		1,135	5.1%
Census	5,086		15,576		(10,490)	(67.3)%
Visits	552,737		422,516		130,221	30.8%
Revenue (in thousands)	$55,267	12.7%	$43,394	10.8%	$11,873	27.4%
Revenue per visit	$100		$103		$(3)	(2.6)%
Visits per admission	23.9		19.2		4.7	24.4%

(1)	Percentages pertain to percentage of total admissions or total billable visits, as applicable.

HH segment net service revenues increased $34.8 million or 8.7% to $435.0 million in 2016 primarily due to acquisitions occurring late in 2015 (WillCare and Black Stone) and in 2016 (Bayonne).  Acquisitions drove increases in episodic admissions, which increased 5.1% to 84,401 in 2016.

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

As a result, HH segment operating income before corporate expenses improved $7.0 million to $56.6 million from $49.6 million in the prior year, while HH segment operating income as a percentage of revenue increased to 13.0% from 12.4% in the prior year.

Other Home-Based Services

Approximately 83% of the OHBS segment revenues were generated from Medicaid and other government programs while the balance is generated from insurance programs and private pay patients.  (In thousands, except statistical information)

	2016		2015		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$162,546	100.0%	$128,630	100.0%	$33,916	26.4%
Cost of service revenues	111,973	68.9%	87,066	67.7%	24,907	28.6%
Gross margin	50,573	31.1%	41,564	32.3%	9,009	21.7%
General and administrative expenses:
Salaries and benefits	24,592	15.1%	17,594	13.7%	6,998	39.8%
Other	12,462	7.7%	9,536	7.4%	2,926	30.7%
Total general and administrative expenses	37,054	22.8%	27,130	21.1%	9,924	36.6%
Operating income before corporate expenses	$13,519	8.3%	$14,434	11.2%	$(915)	(6.3)%

Personal Care:
Locations	76		73		3	4.1%
Admissions	9,671		6,879		2,792	40.6%
Census	13,216		34,843		(21,627)	(62.1)%
Hours of service	7,538,223		5,863,888		1,674,335	28.6%
Hours per patient per week	11.0		12.9		(1.9)	(15.0)%
Revenue	$161,367	99.3%	$127,712	99.3%	$33,655	26.4%
Operating income	$13,509		$14,170		$(661)	(4.7)%
Revenue per hour	$21.41		$21.78		$(0.37)	(1.7)%
Cost per hour	$13.15		$13.09		$0.06	0.5%

Hospice:
Locations	1		1		—	NM
Admissions	97		69		28	NM
Census	23		18		5	NM
Length of stay	42		33		9	51.7%
Revenue	$1,179	0.7%	$918	0.7%	$261	NM
Operating income	$10		$264		$(254)	NM
Revenue per day	$141		$141		$0	0.2%

PC segment net service revenues increased $33.7 million or 26.4% to $161.4 million due to acquisitions in the second half of 2015 (WillCare and Black Stone) and in mid-2016 (Wisconsin).  Cost of service revenues as a percentage of net service revenues increased slightly to 68.9% in 2016 from 67.7% in 2015 due to the mix of acquired operations and rate reductions in certain skilled elements of the Connecticut and Ohio Medicaid programs.

Total general and administrative expenses increased as a percent of net service revenues to 22.8% from 21.1% in 2015, largely due to higher insurance claims experience in 2016 as compared to 2015.

As a result, OHBS segment operating income before corporate expenses as a percentage of revenue decreased 6.3%, or $0.9 million.

Healthcare Innovations Segment

(In thousands, except statistical information)

	2016		2015		Change
	Amount	% Rev	Amount	% Rev	Amount	%
Net service revenues	$26,027	100.0%	$3,451	100.0%	$22,576	NM
Cost of service revenues	10,733	41.2%	1,102	31.9%	9,631	NM
Gross margin	15,294	58.8%	2,349	68.1%	12,945	NM
General and administrative expenses:
Salaries and benefits	5,915	22.7%	2,434	70.5%	3,481	NM
Other	3,722	14.3%	1,132	32.8%	2,590	NM
Total general and administrative expenses	9,637	37.0%	3,566	103.3%	6,071	NM
Operating income before corporate expenses	$5,657	21.7%	$(1,217)	(35.3)%	$6,874	NM

ACO Management
Medicare ACO enrollees under management	121,881		83,133		38,748	NM
ACOs under contract	14		11		3	NM
Revenue	$5,294	20.3%	$1,758	50.9%	$3,536	NM
Operating income (loss)	$2,714		$(257)		$2,971	NM

Assessment Services
Assessments	75,814		5,394		70,420	NM
Revenue	$20,733	79.7%	$1,693	49.1%	$19,040	NM
Operating income (loss)	$2,943		$(959)		$3,902	NM

HCI segment net service revenues increased $22.6 million to $26.0 million in 2016 versus $3.5 million, as acquired assessment services revenues were $20.6 million and shared-savings revenue from our ACO business in 2016 increased to $4.3 million in 2016, as compared to $1.4 million in 2015.  Overall HCI segment contribution improved $6.9 million to $5.7 million in 2016 versus a $1.2 million net loss in 2015.

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

As of December 29, 2017, we were in compliance with the various financial covenants.  Application of the Facility’s borrowing formula as of December 29, 2017, would have permitted approximately $221.3 million to be used.  We had irrevocable letters of credit totaling $15.7 million in connection with our self-insurance programs.

The effective interest rates on our borrowings under the revolving credit facilities for 2017 and 2016 were 3.7% and 3.6%, respectively.

We believe the Facility will be sufficient to fund our operating needs and expansion plans for at least the next year.  We will continue to evaluate additional capital, including possible debt and equity investments in the Company, to support a more rapid development of the business than would be possible with internal funds.

Cash Flows

Key elements to the Consolidated Statements of Cash Flows were as follows for the fiscal years: (in thousands):

Net Change in Cash and Cash Equivalents (in thousands)	2017	2016	2015
Provided by (used in):
Operating activities	$30,530	$24,443	$21,206
Investing activities	(7,990)	(166,622)	(86,695)
Financing activities	(21,340)	144,767	66,125
Net increase (decrease) in cash and cash equivalents	$1,200	$2,588	$636

2017 Compared to 2016

Net cash provided by operating activities of $30.5 million resulted from current period net income of $20.4 million plus certain non-cash items, net of changes in accounts receivables and accounts payable and accrued expenses.  Accounts receivable days sales outstanding were 57 at December 29, 2017, as compared to 60 days at December 30, 2016.  The decline in days outstanding from the prior year were largely driven by the prior year including a temporary backlog related to an acquisition.

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

Cash used in investing activities was largely driven by acquisition related activity including the $128.9 million transaction deposit for CHS JV Transaction, $19.7 million for LTS, $6.1 million for Wisconsin, and $4.1 million for Bayonne.  Capital expenditures were $6.2 million, up $3.1 million from 2015, primarily related to information systems investments related to our HH segment’s conversion to Homecare Homebase which began in the fourth quarter of 2016.

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

Contractual Obligations

The following table provides information about the payment dates of our contractual obligations at December 29, 2017, excluding current liabilities except for the current portion of long-term debt and additional consideration related to acquisitions (in thousands):

	2018	2019	2020	2021	2022	Thereafter	Total
Revolving credit facility	$—	$—	$—	$100,254	$—	$—	$100,254
Notes payable	4,961	7,650	150	—	—	—	12,761
Operating leases	9,683	6,283	4,141	2,837	1,607	5,560	30,111
Total	$14,644	$13,933	$4,291	$103,091	$1,607	$5,560	$143,126

Letters of Credit

We have outstanding letters of credit totaling $15.7 million at December 29, 2017, which benefit our third-party insurer/administrators for our self-insurance programs.  The amount of such insurance program letters of credit is subject to negotiation annually upon renewal and may vary in the future based upon such negotiation, our historical claims experience and expected future claims.  It is reasonable to expect that the amount of the letter of credit will increase in the future, however, we are unable to predict to what degree.

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

Effective with the start of fiscal year 2018 the Company implemented a 2% cost of living wage increase for eligible employees.

Non-GAAP Financial Measures

The information provided in this annual report on Form 10-K includes certain non-GAAP financial measures as defined under SEC rules.  In accordance with SEC rules, the Company has provided, in the supplemental information and the footnotes to the tables, a reconciliation of those measures to the most directly comparable GAAP measures.

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

(in thousands)	2017	2016	2015
Net income attributable to Almost Family, Inc.	$20,414	$17,653	$20,009
Addbacks:
Deal, transition and other costs	29,405	11,842	4,139
Taxes	(20,955)	(4,855)	(3,402)
Deal, transition and other costs, net of tax	8,450	6,987	737

Adjusted net income attributable to Almost Family, Inc.	$28,864	$24,640	$20,746
Per share amounts-basic:
Average shares outstanding	13,539	10,153	9,505
Net income attributable to Almost Family, Inc.	$1.51	$1.74	$2.11
Addbacks:
Deal, transition and other costs, net of tax	0.62	0.69	0.08
Adjusted net income attributable to Almost Family, Inc.	$2.13	$2.43	$2.18

Per share amounts-diluted:
Average shares outstanding	13,757	10,346	9,745
Merger transaction related	38	—	—
Adjusted average shares outstanding	13,719	10,346	9,745
Net income attributable to Almost Family, Inc.	$1.49	$1.71	$2.05
Addbacks:
Deal, transition and other costs, net of tax	0.62	0.68	0.08
Adjusted net income attributable to Almost Family, Inc.	$2.10	$2.38	$2.13

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

The following table sets forth a reconciliation of net income to Adjusted EBITDA for the year (in thousands):

(in thousands)	2017	2016	2015
Net income attributable to Almost Family, Inc.	$20,414	$17,653	$20,009

Add back:
Net income attributable to noncontrolling interests	3,523	519	(468)
Interest expense, net	7,391	6,285	2,852
Income tax (benefit) expense	(2,110)	10,984	10,556
Franchise taxes	954	625	609
Depreciation and amortization	5,438	3,909	3,927
Stock-based compensation	2,950	2,735	2,121
Deal, transition and other costs	29,405	11,842	4,139
Adjusted EBITDA	$67,965	$54,552	$43,745

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Derivative Instruments

We do not use derivative instruments.

Market Risk of Financial Instruments

Our primary market risk exposure with regard to financial instruments is to changes in interest rates.

At December 29, 2017, a hypothetical 100 basis point increase in short-term interest rates would result in a reduction of approximately $1.0 million in our annual pre-tax earnings.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	2017	2016	2015
Net service revenues	$796,965	$623,541	$532,214
Cost of service revenues (excluding depreciation and amortization)	419,394	335,472	281,842
Gross margin	377,571	288,069	250,372
General and administrative expenses:
Salaries and benefits	223,016	168,356	147,849
Other	95,932	72,430	65,435
Deal, transition and other costs	29,405	11,842	4,139
Total general and administrative expenses	348,353	252,628	217,423
Operating income	29,218	35,441	32,949
Interest expense, net	7,391	6,285	2,852
Income before noncontrolling interests and income taxes	21,827	29,156	30,097
Net income attributable to noncontrolling interests	3,523	519	(468)
Net income before income taxes	18,304	28,637	30,565
Income tax (benefit) expense	(2,110)	10,984	10,556
Net income attributable to Almost Family, Inc.	$20,414	$17,653	$20,009

Per share amounts-basic:
Average shares outstanding	13,539	10,153	9,505
Net income attributable to Almost Family, Inc.	$1.51	$1.74	$2.11

Per share amounts-diluted:
Average shares outstanding	13,757	10,346	9,745
Net income attributable to Almost Family, Inc.	$1.48	$1.71	$2.05

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 29, 2017	December 30, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,310	$10,110
Accounts receivable - net	125,860	99,212
Prepaid expenses and other current assets	14,514	11,432
TOTAL CURRENT ASSETS	151,684	120,754
PROPERTY AND EQUIPMENT - NET	15,246	10,732
GOODWILL	390,754	305,476
OTHER INTANGIBLE ASSETS - NET	145,522	85,063
TRANSACTION DEPOSIT	—	128,930
ASSETS HELD FOR SALE	3,800	—
OTHER ASSETS	10,812	7,757
TOTAL ASSETS	$717,818	$658,712

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$22,049	$12,122
Accrued other liabilities	50,182	39,728
Current portion - Seller Notes	4,961	—
TOTAL CURRENT LIABILITIES	77,192	51,850

LONG-TERM LIABILITIES:
Revolving credit facility	100,254	262,456
Deferred tax liabilities	18,595	21,145
Seller notes, net of current portion	7,800	12,500
Other liabilities	7,424	6,581
TOTAL LONG-TERM LIABILITIES	134,073	302,682
TOTAL LIABILITIES	211,265	354,532

NONCONTROLLING INTEREST - REDEEMABLE -
HEALTHCARE INNOVATIONS	2,256	2,256

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.05; authorized 2,000 shares; none issued or outstanding	—	—
Common stock, par value $0.10; authorized 25,000; 14,243 and 10,504 issued and outstanding	1,425	1,051
Treasury stock, at cost, 251 and 117 shares	(10,453)	(3,258)
Additional paid-in capital	294,448	141,233
Retained earnings	184,309	163,763
Almost Family, Inc. stockholders' equity	469,729	302,789
Noncontrolling interests - nonredeemable	34,568	(865)
TOTAL STOCKHOLDERS’ EQUITY	504,297	301,924
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$717,818	$658,712

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

							Non-		Non-
					Additional		controlling	Total	controlling
	Common Stock		Treasury Stock		Paid-in	Retained	Interest - Non-	Stockholders’	Interest -
	Shares	Amount	Shares	Amount	Capital	Earnings	redeemable	Equity	Redeemable
Balance, December 31, 2014	9,574	$957	(94)	$(2,392)	$105,862	$125,546	$(420)	$229,553	$3,639
Share award maturities, net of shares surrendered or withheld	10	1	(9)	(339)	128	—	—	(210)	—
Share awards and related compensation	100	11	—	—	2,110	—	—	2,121	—
Tax gain from stock-based compensation	—	—	—	—	215	—	—	215	—
Stock provided in acquisitions	441	44	—	—	18,938	—	—	18,982	—
Net loss noncontrolling interests - redeemable	—	—	—	—	—	—	—	—	(99)
Noncontrolling interests - redeemable fair value accretion	—	—	—	—	—	(99)	—	(99)	99
Net loss noncontrolling interests - nonredeemable	—	—	—	—	—	—	(310)	(310)	—
Net income attributable to Almost Family, Inc.	—	—	—	—	—	20,009	—	20,009	—
Balance, January 1, 2016	10,125	1,013	(103)	(2,731)	127,253	145,456	(730)	270,261	3,639
Share award maturities, net of shares surrendered or withheld	1	—	(14)	(527)	230	—	—	(297)	—
Share awards and related compensation	98	10	—	—	2,750	—	—	2,760	—
Tax gain from stock-based compensation	—	—	—	—	353	—	—	353	—
Stock provided in acquisitions	280	28	—	—	10,647	—	—	10,675	—
Acquired noncontrolling interest	—	—	—	—	—	—	—	—	(1,383)
Net gain noncontrolling interests - redeemable	—	—	—	—	—	—	—	—	654
Noncontrolling interests - redeemable fair value accretion	—	—	—	—	—	654	—	654	(654)
Net loss noncontrolling interests - nonredeemable	—	—	—	—	—	—	(135)	(135)	—
Net income attributable to Almost Family, Inc.	—	—	—	—	—	17,653	—	17,653	—
Balance, December 30, 2016	10,504	1,051	(117)	(3,258)	141,233	163,763	(865)	301,924	2,256
Share award maturities, net of shares surrendered or withheld	201	20	(134)	(7,195)	4,324	—	—	(2,851)	—
Share awards and related compensation	88	9	—	—	5,459	—	—	5,468	—
Distribution of capital	—	—	—	—	(128)	—	—	(128)	—
Equity offering	3,450	345	—	—	143,560	—	—	143,905	—
Acquired noncontrolling interests	—	—	—	—	—	—	32,042	32,042	—
Net gain noncontrolling interests - redeemable	—	—	—	—	—	—	—	—	132
Noncontrolling interests - redeemable fair value accretion	—	—	—	—	—	132	—	132	(132)
Net loss noncontrolling interests - nonredeemable	—	—	—	—	—	—	3,391	3,391	—
Net income attributable to Almost Family, Inc.	—	—	—	—	—	20,414	—	20,414	—
Balance, December 29, 2017	14,243	$1,425	(251)	$(10,453)	$294,448	$184,309	$34,568	$504,297	$2,256

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

ALMOST FAMILY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	2017	2016	2015
Cash flows from operating activities:
Net income attributable to Almost Family, Inc.	$20,414	$17,653	$20,009
Net income attributable to noncontrolling interests	3,523	519	(468)
Consolidated net income	23,937	18,172	19,541
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,916	4,445	3,927
Provision for uncollectible accounts	14,526	11,708	12,743
Stock-based compensation	5,468	2,760	2,121
Loan cost amortization	954	336	281
Deferred income taxes	(2,550)	8,725	3,914
	48,251	46,146	42,527
Change in certain net assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(19,664)	(18,701)	(17,393)
Prepaid expenses and other current assets	(2,242)	(377)	2,402
Other assets	(3,966)	(1,215)	(585)
Accounts payable and accrued expenses	8,151	(1,410)	(5,745)
Net cash provided by operating activities	30,530	24,443	21,206
Cash flows from investing activities:
Capital expenditures	(6,112)	(6,206)	(3,117)
Cost basis investment	—	—	(1,000)
Transaction deposit	128,930	(128,930)	—
Acquisitions, net of cash acquired	(130,808)	(31,486)	(82,578)
Net cash used in investing activities	(7,990)	(166,622)	(86,695)
Cash flows from financing activities:
Credit facility borrowings	245,471	389,328	233,425
Credit facility repayments, net	(407,673)	(240,662)	(166,082)
Debt issuance fees	(25)	(3,900)	(1,161)
Distribution of capital	(128)	—	—
Proceeds from stock offering, net	143,905	—	—
Proceeds from stock option exercises	4,344	230	128
Purchase of common stock in connection with share awards	(7,195)	(527)	(338)
Tax impact of share awards	—	353	215
Payment of special dividend	—	—	(50)
Principal payments on notes payable and capital leases	(39)	(55)	(12)
Net cash (used in) provided by financing activities	(21,340)	144,767	66,125
Net increase (decrease) in cash and cash equivalents	1,200	2,588	636
Cash and cash equivalents at beginning of period	10,110	7,522	6,886
Cash and cash equivalents at end of period	$11,310	$10,110	$7,522
Supplemental disclosures of cash flow information:
Cash payment of interest, net of amounts capitalized	$6,471	$5,980	$1,890
Cash payment of taxes	$576	$2,549	$4,651
Summary of non-cash investing and financing activities:
Acquisitions funded by notes payable	$300	$6,000	$5,000
Acquisitions funded by stock	$—	$10,675	$18,982

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

On the first day of fiscal 2017, the Company acquired an 80% controlling interest in the entity holding the home health and hospice assets of Community Health Systems, Inc. (NYSE: CYH) (“CHS-JV”).  Community Health Systems, Inc. ("CHS") is one of the largest publicly-traded hospital companies in the United States and a leading operator of general acute care hospitals in communities across the country.  CHS retained the remaining 20%. The purchase price of $128.9 million was funded through borrowings on the Company's revolving credit facility, which resulted in a deposit in the December 30, 2016 balance sheet.  The deposit was converted to purchase consideration at closing.  The borrowing was subsequently repaid with proceeds from the Company’s stock offering on January 25, 2017.  The final purchase price is subject to a working capital adjustment.  At acquisition, the CHS-JV operated 74 home health and 15 hospice branch locations in 22 states.

On June 18, 2016, the Company acquired certain home health agency assets primarily in Wisconsin, but also in Connecticut and Kentucky (collectively, the “Wisconsin Acquisition”).  On January 5, 2016, the Company acquired 100% of the equity of Long Term Solutions, Inc. (“LTS”) for a purchase price of $37 million.  On January 5, 2016, the Company purchased the assets of a Medicare-certified home health agency owned by Bayonne Visiting Nurse Association (“Bayonne”) located in New Jersey.  On November 5, 2015, the Company completed the acquisition of Black Stone Operations, LLC (“Black Stone”).  Black Stone owned and operated personal care and skilled home health services in western Ohio.  On August 29, 2015, the Company completed the acquisition of Bracor, Inc. (dba “WillCare”).  WillCare owned and operated Home Health (“HH”) and Personal Care (“PC”) branch locations in New York (12), and Connecticut (1). On July 22, 2015, the Company acquired Ingenios Health (“Ingenios”).  Ingenios is a leading provider of technology enabled in-house clinical assessments for Medicare Advantage, Managed Medicaid and Commercial Exchange lives in four states and Washington, D.C.  On March 2, 2015, the Company acquired the stock of WillCare’s Ohio operations.  On January 29, 2015, the Company acquired a noncontrolling interest in a development stage analytics and software company, Care Journey (formerly NavHealth, Inc.).  The acquisitions are more fully described in Note 11, “Acquisitions.”

The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”).  All intercompany balances and transactions have been eliminated. The Company does not have other comprehensive income or losses, therefore net income is equivalent to comprehensive income for all periods presented.

Reclassifications

Consistent with the terms of the Company’s revolving credit facility, the Company now classifies unused commitment (“Unused”) and Letter of Credit (“LOC”) fees as a part of interest expense. Historically, such costs were included in General and administrative – Other. Unused and LOC fees for prior periods were reclassified to interest expense for consistency. Unused and LOC fees included in Interest expense for the year ended 2017 were $0.7 million and $0.4 million, respectively, while 2016 amounts were $0.1 million and $0.4 million, respectively, and 2015 amounts were $0.3 million and $0.2 million, respectively.

Fiscal Year End

The Company uses a 52-53 week fiscal reporting calendar under which annual results are reported in four equal 13-week quarters.  Every fifth year, one quarter will include 14 weeks and that year will include 53 weeks of operating results.  All references herein for the years 2017, 2016 and 2015 represent the fiscal years ended December 29, 2017, December 30, 2016, and January 1, 2016, respectively.

Recently Adopted Accounting Pronouncements

In the first quarter of 2017, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) ASU 2016-09, Compensation – Stock Compensation (“ASU 2016-09”).  Under the new guidance, the Company recognizes all excess tax benefits or losses, if applicable, related to stock-based compensation as a component of income taxes in its consolidated statement of income and as operating cash flow in its consolidated statement of cash flows (with other income tax cash flows).  Previous guidance required recognition as additional paid-in capital and classified those amounts as financing activity in the statement of cash flows.  As a result, net income and operating cash flows for the year-ended 2017 include excess tax benefits of approximately $2.1 million.  Prior financial statements did not require adjustment under the new guidance.  The future impact of adopting this new standard on the Company’s financial statements will be dependent on the timing and intrinsic value of future share-based compensation award exercises.  The adoption of this standard will increase the volatility of the income tax provision in the Company’s results of operations.

Recently Issued Accounting Pronouncements Not Yet Adopted

In January 2017, the FASB issued ASU 2017-01, Business Combinations (“Topic 805”), Clarifying the Definition of a Business (“ASU 2017-01”).  ASU 2017-01 changes the definition of a business in an effort to assist entities with evaluating whether a set of transferred assets and activities is a business when accounting for acquisitions, disposals, goodwill, impairment and consolidations.  The guidance will require an entity to evaluate whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, and thus is not a business combination.  The guidance is effective for annual and interim impairment tests performed for periods beginning after December 15, 2019.  The Company is currently evaluating the impact of ASU 2017-01.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”).  ASU 2016-15 clarifies how entities should classify eight categories of cash receipts and cash payments on the statement of cash flows including debt prepayment or extinguishment costs, maturity of a zero coupon bond, settlement of contingent consideration liabilities of a business combination, proceeds from insurance settlement and distribution from certain equity method investees.  It also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows.  ASU 2016-15 is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years.  Early adoption is permitted.  The Company is currently evaluating the impact ASU 2016-15 will have on its consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“Topic 606”).  Topic 606 affects virtually all aspects of an entity’s revenue recognition, including determining the measurement of revenue and the timing of when it is recognized for the transfer of goods or services to customers.  The Company adopted Topic 606 effective for the next fiscal year beginning after December 29, 2017 using a modified retrospective approach.

Based on the assessment of the guidance, no opening balance sheet adjustment to retained earnings was identified; however, a reclassification of all bad debt expense to net patient service revenue on a go-forward basis will occur, as the standard largely limits bad debt expense to bankruptcies or changes in credit risk.

A significant element of implementing Topic 606 is reviewing sources of revenue and evaluating the characteristics of the patient population to develop the appropriate portfolio distribution with similar characteristics that when evaluated under the new revenue standard, will result in a materially consistent revenue amount for such portfolios as if each patient account was evaluated on a “contract-by-contract” basis.  The Company’s review supports an allocation of patients to portfolios that is consistent with our current MD&A, segment and footnote disclosures.  Additionally, the Company believes the adoption will have minimal impact on our financial statement disclosures.

Application of this guidance by the healthcare industry is continuing to develop, and changes could arise that are inconsistent with the Company’s year-end assessment.  The Company will continue to monitor the application of Topic 606 by peer organizations.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Uninsured deposits at December 29, 2017 and December 30, 2016 were approximately $7,524 and $7,845, respectively.  These amounts have been deposited with national financial institutions.

Property and Equipment

Property and equipment are stated at cost.  Depreciation is computed using the straight-line method over the estimated useful lives (generally two to ten years for medical and office equipment and three years for internally developed software).  Leasehold improvements are depreciated over the terms of the respective leases (generally three to ten years). Buildings are depreciated over the estimated life of the 39 years.  Such costs are periodically reviewed for recoverability when impairment indicators are present.  Such indicators include, among other factors, operating losses, unused capacity, market value declines and technological obsolescence.  Recorded values of asset groups of property, plant and equipment that are not expected to be recovered through undiscounted future net cash flows are written down to current fair value, which generally is determined from estimated discounted future net cash flows (assets held for use) or net realizable value (assets held for sale).

Goodwill and Other Intangible Assets

Goodwill and indefinite lived intangible assets acquired are stated at fair value at the date of acquisition.  Subsequent to acquisition, the Company conducts annual reviews for impairment, or more frequently if circumstances indicate impairment may have occurred.  In 2017 the Company performed qualitative assessments to determine whether any goodwill or indefinite lived assets were impaired.  Specifically the Company evaluated the relevant events and circumstances, such as the market conditions, financial performance, and share price to determine if any impairment is indicated.  Based on our 2017 analysis, an impairment of goodwill or indefinite lived assets was not indicated. Had the qualitative assessment indicated impairment, the Company would perform the following quantitative tests as performed in 2016 and 2015 as follows:

The Company’s quantitative test of goodwill is based on its identified reporting units, which are the same as its reportable segments.  The quantitative test for goodwill compares the carrying value to the estimated fair value of its reporting units, determined using a combination of the market approach (guideline company and similar transaction method) and income approach (discounted cash flow analysis).  The Company’s quantitative test of indefinite-lived intangible assets, principally trade names, certificates of need, provider numbers and licenses, uses a “relief-from-royalty” valuation method compared to the carrying value.  Significant assumptions inherent in the valuation methodologies for goodwill and other intangibles are employed and include, but are not limited to, such estimates as future projected business results, growth rates, legislated changes in payment rates, weighted-average cost of capital for a market participant, royalty and discount rates.

Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, such as the cost of non-compete agreements for which their estimated useful life is usually 3 years, beginning after the earn-out period, if any.

The following table summarizes the activity related to the Company’s goodwill and other intangible assets:

		Other Intangible Assets
		Certificates
		of Need and	Trade	Non-compete	Customer
	Goodwill	Licenses	Names	Agreements	Relationships	Total
Balances at January 1, 2016	$277,061	$46,044	$18,401	$184	$—	$64,629
Acquisitions	28,415	5,388	4,930	600	10,190	21,108
Amortization	—	—	(8)	(164)	(502)	(674)
Balances at December 30, 2016	305,476	51,432	23,323	620	9,688	85,063
Acquisitions	85,278	52,103	9,880	490	—	62,473
Assets held for sale	—	(1,290)	—	—	—	(1,290)
Amortization	—	—	—	(216)	(508)	(724)
Balances at December 29, 2017	$390,754	$102,245	$33,203	$894	$9,180	$145,522

See Note 11 for further discussion of acquisitions.

The following table summarizes the Company’s goodwill and other intangible assets by segment:

		Other Intangible Assets
		Certificates
		of Need and	Trade	Non-compete	Customer
	Goodwill	Licenses	Names	Agreements	Relationships	Total
Home Health	$193,824	$47,252	$13,198	$69	$—	$60,519
Other Home-Based Services	75,003	4,180	5,195	69	—	9,444
Healthcare Innovations	36,649	—	4,930	482	9,688	15,100
December 30, 2016 balances	$305,476	$51,432	$23,323	$620	$9,688	$85,063

Home Health	$272,306	$92,585	$21,668	$420	$—	$114,673
Other Home-Based Services	81,799	9,660	6,605	112	—	16,377
Healthcare Innovations	36,649	—	4,930	362	9,180	14,472
December 29, 2017 balances	$390,754	$102,245	$33,203	$894	$9,180	$145,522

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

The Company capitalizes the cost of internally developed computer software for the Company’s own use.  Software development costs of approximately $951, $1,279 and $788 were capitalized in 2017, 2016 and 2015, respectively.

Assets Held for Sale

As of December 29, 2017, Assets Held for Sale includes the land, building, CON licenses and all related equipment and fixtures of one hospice facility that the Company is actively marketing and intends to sale.

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

Noncontrolling Interest

Noncontrolling interest represents the ownership interests of minority shareholders in the operating results of the period.  The following details the minority shareholders’ interest that is excluded from the Consolidated Statements of Income.

	2017	2016	2015
CHS-JV	$3,506	$—	$—
Other	(115)	(135)	(369)
Noncontrolling interest - nonredeemable	3,391	(135)	(369)
Noncontrolling interest - redeemable - Imperium	132	654	(99)
Net income attributable to noncontrolling interests	$3,523	$519	$(468)

The Company currently owns a 72% controlling interest in Imperium.  The Company is party to a put and call arrangement with respect to the remaining 28% non-controlling interest in Imperium.  The redemption value for both the put and the call arrangement is equal to fair value.  Due to the existing put and call arrangements, the noncontrolling interest is considered to be redeemable and is recorded on the balance sheet as a redeemable noncontrolling interest outside of permanent equity.  The redeemable noncontrolling interest is recognized at the higher of 1) the accumulated earnings associated with the noncontrolling interest or 2) the redemption value as of the balance sheet date.

Seasonality

Our HH segment operations located in Florida normally experience higher admissions during the first quarter and lower admissions during the third quarter than in the other quarters due to seasonal population fluctuations.   Florida operations generated approximately 20% of our 2017 revenue.

In our HCI segment, first quarter assessment revenues are traditionally lower than the other quarters due to the seasonal nature of our Medicare Advantage plan customers, while the majority of our ACO Management revenues have historically been generated in the third quarter.

Further, our third quarter falls within the “Hurricane season” including the peak months of August and September.  Our operations may thus be subject to periods of unexpected disruption, which lower volumes and increase costs.  The impact of lost admissions, visits, assessments and revenue on operating income was approximately $3.25 million in the third quarter of 2017.

Net Service Revenues

The Company is paid for its services primarily by federal and state third-party reimbursement programs, commercial insurance companies, and patients. Revenues are recorded at established rates in the period during which the services are rendered.  Appropriate allowances to give recognition to third party payment arrangements are recorded when the services are rendered.

Approximately 75% of the Company’s consolidated net service revenues are derived from the Medicare program.  Net service revenues are recorded under the Medicare prospective payment program (PPS) based on a 60-day episode payment rate that is subject to adjustment based on certain variables including, but not limited to: (a) changes in the base episode payments established by the Medicare program; (b) adjustments to the base episode payments for case-mix and geographic wages; (c) a low utilization payment adjustment (LUPA) if the number of visits was fewer than five; (d) a partial payment if a patient is transferred to another provider or if a patient is received from another provider before completing the episode; (e) a payment adjustment based upon the level of therapy services required (thresholds set at 6, 14 and 20 visits); (f) an outlier payment if the patient’s care was unusually costly (capped at 10% of total reimbursement); (g) the number of episodes of care provided to a patient; and (h) a 2% reduction for sequestration.

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

Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation.  It is common for issues to arise related to: 1) medical coding, particularly with respect to Medicare, 2) patient eligibility, particularly related to Medicaid, and 3) other reasons unrelated to credit risk, all of which may result in adjustments to recorded revenue amounts.  The Company continuously evaluates the potential for revenue adjustments and when appropriate provides allowances for losses based upon the best available information.  There is at least a reasonable possibility that recorded estimates could change by material amounts in the near term.  Changes in estimates related to prior periods (increased) decreased revenues by approximately ($780), ($608), and ($365) in 2017, 2016 and 2015, respectively.

Revenue and Receivable Concentrations

The following table sets forth the percent of the Company’s revenues generated from Medicare, state Medicaid programs and other payors for the year ended:

	2017	2016	2015
Medicare	75.1%	68.2%	71.4%
Medicaid & other government programs:
Ohio	7.5%	9.6%	9.1%
Connecticut	3.4%	5.0%	5.5%
New York	3.1%	4.0%	1.7%
Tennessee	1.9%	2.3%	3.2%
Kentucky	1.1%	1.0%	1.7%
Wisconsin	1.4%	0.9%	—%
Florida	0.6%	0.3%	0.9%
Others	0.8%	0.1%	0.4%
Subtotal	19.8%	23.2%	22.5%
All other payors	5.1%	8.6%	6.1%
Total	100.0%	100.0%	100.0%

Concentrations in the Company’s accounts receivable were as follows:

	2017		2016
	Amount	Percent	Amount	Percent
Medicare	$96,464	62.6%	$64,128	53.2%
Medicaid & other government programs:
Ohio	9,341	6.1%	10,937	9.1%
Connecticut	5,638	3.7%	6,735	5.6%
Kentucky	4,135	2.7%	3,741	3.1%
Tennessee	3,549	2.3%	5,756	4.8%
New York	3,444	2.2%	3,216	2.7%
Wisconsin	3,416	2.2%	4,451	3.7%
Florida	3,229	2.1%	3,338	2.8%
Others	2,423	1.6%	651	0.5%
Subtotal	35,175	22.8%	38,825	32.2%
All other payors	22,402	14.5%	17,561	14.6%
Subtotal	154,041	100.0%	120,514	100.0%
Allowances	(28,181)		(21,302)
Total	$125,860		$99,212

The ability of payors to meet their obligations depends upon their financial stability, future legislation and regulatory actions.  The Company does not believe there are any significant credit risks associated with receivables from federal and state third-party reimbursement programs.  The allowance for uncollectible accounts principally consists of management’s estimate of amounts that may prove uncollectible for coverage, eligibility and other technical reasons.

Payor Mix Concentrations and Related Aging of Accounts Receivable

The approximate breakdown by payor classification as a percent of total accounts receivable, net of contractual allowances, if any, were as follows:

	2017
Payor	0-90	91-180	181-365	>1 yr.	Total
Medicare	31%	13%	13%	5%	62%
Medicaid & Government	11%	3%	4%	6%	24%
Self Pay	1%	—%	1%	—%	2%
Insurance	5%	1%	2%	4%	12%
Total	48%	17%	20%	15%	100%

	2016
Payor	0-90	91-180	181-365	>1 yr.	Total
Medicare	27%	13%	8%	5%	53%
Medicaid & Government	15%	5%	4%	8%	32%
Self Pay	1%	—%	—%	—%	1%
Insurance	6%	2%	2%	4%	14%
Total	49%	20%	14%	17%	100%

Variations between years are largely attributable to acquisitions and systems conversions.

Allowance for Uncollectible Accounts by Payor Mix and Related Aging

The Company records an estimated allowance for uncollectible accounts by applying estimated bad debt percentages to its accounts receivable aging.  The percentages to be applied by payor type are based on the Company’s historical collection and loss experience.  The Company’s effective allowances for uncollectible accounts as a percent of accounts receivable were as follows:

	2017
Payor	0-90	91-180	181-365	>1 yr.	>2 yrs.
Medicare	1%	2%	20%	77%	100%
Medicaid & Government	1%	3%	15%	81%	100%
Self Pay	0%	5%	24%	70%	100%
Insurance	1%	3%	18%	79%	100%
Total	1%	2%	19%	78%	100%

	2016
Payor	0-90	91-180	181-365	>1 yr.	>2 yrs.
Medicare	1%	3%	16%	73%	100%
Medicaid & Government	1%	3%	16%	81%	100%
Self Pay	1%	6%	28%	100%	100%
Insurance	2%	4%	20%	75%	100%
Total	1%	3%	17%	77%	100%

Variations between years are largely attributable to collection results for specific payors.

The Company’s allowance for uncollectible accounts at December 29, 2017 and December 30, 2016 was approximately $27,047 and $21,302, respectively.

Contingent Service Revenues

The Company, through its Imperium acquisition, provides strategic health management services to ACOs that have been approved to participate in the Medicare Shared Savings Program (“MSSP”).  In some cases, the Company also had ownership interests in ACOs beginning January 1, 2015.

ACOs are entities that contract with CMS to serve the Medicare fee-for-service population with the goal of better care for individuals, improved health for populations and lower costs.  ACOs share savings with CMS to the extent that the actual costs of serving assigned beneficiaries are below certain trended benchmarks of such beneficiaries and certain quality performance measures are achieved.  The MSSP is relatively new and therefore has limited historical experience, which impacts the Company’s ability to accurately accumulate and interpret the data available for calculating an ACO’s shared savings, if any.  MSSP payments are not recognized in revenue until persuasive evidence of an agreement exists, services have been rendered, the payment is fixed and determinable and collectability is insured, which is generally satisfied upon cash receipt.  Under such agreements, the Company recognized $2.3 million and $4.3 million in MSSP payments for cash received during 2017 and 2016 related to savings generated for the program periods ended 2016 and 2015, respectively, which are included in the Company’s Healthcare Innovations segment revenues.  The Company has yet to recognize potential MSSP payments, if any, for savings generated for the 2017 program period.

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

	2017	2016	2015
Basic weighted average outstanding shares	13,539	10,153	9,505
Dilutive effect of outstanding compensation awards	218	193	240
Diluted weighted average outstanding shares	13,757	10,346	9,745

The assumed conversions to common stock of 58,  76 and 20 of the Company’s outstanding stock options and unmet performance shares were excluded from the diluted EPS computation in 2017, 2016 and 2015, respectively, because these items, on an individual basis, have an anti-dilutive effect on diluted EPS.

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

Advertising Costs

The Company expenses the costs of advertising, as incurred.  Advertising expense was $643, $403 and $393 for 2017, 2016 and 2015, respectively.

NOTE 2 - ACCRUED LIABILITIES

Accrued liabilities consist of the following as of the fiscal year ended:

	2017	2016
Wages and employee benefits	$28,424	$17,792
Insurance accruals	14,894	14,535
Accrued taxes	642	633
Accrued professional fees and other	6,222	6,768
	$50,182	$39,728

NOTE 3 - PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consist of the following as of the fiscal year ended:

	2017	2016
Leasehold improvements	$3,739	$2,856
Land and buildings	2,240	—
Medical equipment	1,507	1,518
Computer equipment	18,049	12,414
Internally developed software	2,541	4,158
Office and other equipment	7,438	6,717
Vehicles	130	146
	35,644	27,809
Less accumulated depreciation	(20,398)	(17,077)
	$15,246	$10,732

Depreciation and amortization expense related to property, plant and equipment is recorded in general and administrative expenses - other and was $5,192, $3,768 and $3,321 in 2017, 2016 and 2015, respectively.

NOTE 4 - REVOLVING CREDIT FACILITY

The Company has a senior secured revolving credit facility with JPMorgan Chase Bank, N.A., as Administrative Agent, and certain other lenders (the “Facility”).  The Facility provides a credit line up to $350 million with a maturity date of December 3, 2021 and an “accordion” feature providing for potential future expansion of the Facility up to $150 million of additional borrowings upon further request and approval by a lender or lenders willing to extend such borrowings.   The Facility allows for daily and short term (generally one month to one year) borrowings.  Daily borrowings bear interest at a varying rate equal to prime plus 1.25%, while short term borrowings bear interest at a varying rate equal to the London Interbank Offered Rate (“LIBOR”) plus a margin which varies from 1.50% to 2.75%, depending on the Company’s leverage ratio.  Interest expense also includes unused commitment fees related to total borrowing capacity, as well as letters of credit related fees.  The Facility is secured by substantially all assets and the assets and stock of the Company’s subsidiaries. The subsidiaries have also guaranteed the Facility. Our subsidiaries have also guaranteed the Facility.   Debt issuance costs of $4.7 million were capitalized with the Facility and are being amortized to interest expense through December, 2021.

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

On December 30, 2016 the Company borrowed approximately $128.9 million from the Facility to finance the CHS Home Health transaction, which was classified as a Transaction Deposit and included in Revolving credit facility in the Consolidated Balance Sheets.  On December 31, 2016, the first day of the Company’s 2017 fiscal year, the Transaction deposit converted to purchase price with the closing of the CHS-JV acquisition.  On January 25, 2017, the Company sold 3,450 shares of common stock for net proceeds of $143.9 million, after deducting the estimated underwriting discounts and commissions and our offering expenses, which were used to repay obligations under the Facility.

As of December 29, 2017, the Company was in compliance with the various financial covenants.  Application of the Facility’s borrowing formula as of December 29, 2017, would have permitted approximately $221.3 million to be used.  We had irrevocable letters of credit totaling $15.7 million in connection with our self-insurance programs.

The effective interest rates on our borrowings were 3.7% and 3.6% for 2017 and 2016, respectively.

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

As of December 29, 2017, the Company does not have any assets or liabilities carried at fair value that are measured on a recurring basis.

NOTE 6 - INCOME TAXES

The provision for income taxes consists of the following as of the fiscal year ended:

	2017	2016	2015
Federal - current	$(82)	$1,329	$5,283
State and local - current	522	930	1,359
Deferred	(2,550)	8,725	3,914
Tax (benefit) expense	$(2,110)	$10,984	$10,556

A reconciliation of the statutory to the effective rate of the Company is as follows as of the fiscal year ended:

	2017	2016	2015
Tax provision using statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of Federal benefit	5.7%	4.3%	4.4%
Valuation allowance	0.1%	(0.4)%	0.2%
Permanent differences	0.3%	(0.5)%	0.3%
Legal settlement related	—%	—%	(5.4)%
	41.1%	38.4%	34.5%
Stock-based compensation and merger related	(0.6)%	—%	—%
Impact of the Tax Act	(52.0)%	—%	—%
Tax provision	(11.5)%	38.4%	34.5%

The Tax Cuts and Jobs Act (Tax Act) was enacted on December 22, 2017 and introduces significant changes to the U.S. income tax law.  Effective in 2018, the Tax Act reduces U.S. statutory tax rates from 35% to 21%.   Accordingly, the Company remeasured its deferred taxes as of December 29, 2017 to reflect the reduced rate that will apply in future periods when these deferred taxes are settled or realized, resulting in a one-time $9.5 million net tax benefit in 2017.

Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, the Company has made reasonable estimates of the effects and recorded provisional amounts in our financial statements as of December 29, 2017.  As the Company collects and prepares necessary data, and interprets the Tax Act and any additional guidance issued by the Internal Revenue Service and other standard-setting bodies, it may make adjustments to the provisional amounts.  Those adjustments may materially impact our provision for income taxes and effective tax rate in the period in which adjustments are made.  The accounting for the tax effects of the Tax Act will be completed in 2018.

The favorable impact of Stock-based compensation and merger related includes a favorable $2.1 million impact from the adoption of ASU 2016-09 as discussed in Note 1 which was largely offset by the unfavorable impact of the federal and state tax limits on executive compensation related to the merger.

The principal tax carry-forwards and temporary differences were as follows as of the fiscal year ended:

	2017	2016
Deferred tax assets
Non-deductible reserves and allowances	$10,912	$12,688
Insurance accruals	2,227	3,506
Net operating loss carryforwards	5,062	5,229
	18,201	21,423
Valuation allowance	(2,893)	(2,487)
Total deferred tax assets	15,308	18,936

Deferred tax liabilities
Goodwill & intangibles	(30,993)	(38,706)
Joint venture interests	(1,911)	—
Accelerated depreciation	(999)	(1,375)
Total deferred tax liabilities	(33,903)	(40,081)
Net deferred tax liabilities	$(18,595)	$(21,145)

Total net deferred tax liabilities are reflected in the accompanying balance sheet as long-term liabilities.

As of December 29, 2017, the Company has U.S. operating loss carry forwards of $8.1 million that are available to reduce future taxable income.  If not used to offset taxable income, the losses will expire between 2028 and 2034.  Due to U.S. limitations on acquired operating losses, a valuation allowance has been established on $0.8 million of these losses.

State operating loss carryforwards totaling $46.3 million at December 29, 2017 are being carried forward in jurisdictions where the Company is permitted to use tax losses from prior periods to reduce future taxable income.  If not used to offset future taxable income, these losses will expire between 2018 and 2037.  Due to uncertainty regarding the Company’s ability to use some of the carryforwards, a valuation allowance has been established on $37.6 million of state net operating loss carryforwards.  Based on the Company’s historical record of producing taxable income and expectations for the future, the Company has concluded that future operating income will be sufficient to give rise to taxable income sufficient to utilize the remaining state net operating loss carryforwards.

The Company has provided a valuation allowance against certain net deferred tax assets based upon management’s estimation of realizability of those assets through future taxable income.  This valuation allowance was based in large part on the Company’s history of generating operating income or losses in individual tax locales and expectations for the future.  The Company’s ability to generate the expected amounts of taxable income from future operations to realize its recorded net deferred tax assets is dependent upon general economic conditions, competitive pressures on revenues and margins and legislation and regulation at all levels of government.  There can be no assurances that the Company will meet its expectations of future taxable income.  However, management has considered the above factors in reaching its conclusion that it is more likely than not that future taxable income will be sufficient to realize the deferred tax assets (net of valuation allowance) as of December 29, 2017.  During 2017, the valuation allowance increased by $0.4 million due to a change in expected realizability of deferred tax assets.

The Company had book goodwill of $105.1 million at December 29, 2017, which was not deductible for tax purposes.

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

	2017	2016	2015
Beginning of fiscal year	$3,558	$2,470	$1,186
Increases related to positions taken on items from prior years	—	—	—
Decreases related to positions taken on items from prior years	—	(94)	—
Increases related to positions taken in the current year	269	1,182	1,284
Lapse of statute of limitations	(99)	—	—
Settlement of uncertain tax positions with tax authorities	—	—	—
Balance at end of fiscal year	$3,728	$3,558	$2,470

For federal tax purposes, the Company is currently subject to examinations for tax years after 2013, while for state purposes, tax years after 2010 are subject to examination, depending on the specific state rules and regulations.  The Internal Revenue Service completed an examination of the Company’s December 31, 2011 tax year as well as an examination of Omni Home Health Holdings, Inc.’s federal tax returns for the year ended December 31, 2012 and the period ended December 6, 2013.

The Company may from time to time be assessed interest and penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to its financial results.  Assessments for interest and/or penalties are classified in the Consolidated Statement of Income as General and administrative - other.

NOTE 7 - STOCKHOLDERS’ EQUITY

2017 Common Stock Offering

On January 25, 2017, the Company sold 3.5 million shares of common stock at $44.50 per share for gross proceeds of approximately $153.5 million.  Total net proceeds, after underwriting discounts and commissions and offering expenses, were approximately $143.9 million.  These proceeds were used to repay obligations under the revolving credit facility.

Employee Stock Incentive Plans

The Company has a 2007 Stock and Incentive Compensation Plan that provides for stock awards up to 500 shares of the Company’s common stock to employees, non-employee directors or independent contractors, with a maximum number of full value restricted share awards up to 200.  As of December 29, 2017, options for 120 shares were outstanding under this plan, while 162 restricted shares had been awarded.  There are no shares available for future grant.

The 2013 Stock and Incentive Compensation Plan provides for stock awards up to 700 shares of the Company’s common stock to employees, non-employee directors or independent contractors.  As of December 29, 2017, options awarded and outstanding under this plan were 232 and 188, respectively, and restricted shares awarded and outstanding were 361 and 157, respectively.  There are 97 shares available for future grant.

The 2017 Stock and Incentive Compensation Plan provides for stock awards up to 900 shares of the Company’s common stock to employees, non-employee directors or independent contractors.  As of December 29, 2017, restricted shares awarded and outstanding were 14.  There are 886 shares available for future grant.

Historically, the Company has issued restricted share and/or option awards to employees and non-employee directors.  The Board of Directors determines the amount and terms of the options, which cannot exceed ten years.  Under both the 2017 and 2013 Stock and Incentive Compensation Plans, restricted share awards cliff vest on the third anniversary, while option share awards vest annually in 25% increments over four years.

The Company has granted 97 performance-based, restricted share awards (“performance shares”) under the 2013 Stock and Incentive Compensation Plans to key executives.  These performance shares entitle certain executives to receive a number of shares of our common stock based upon the Company’s satisfaction of certain performance criteria approved by the Board of Directors.  The awards cliff-vest at the end of three years and were valued at the market price of a share of the Company’s stock on the date of grant assuming 100% achievement.  Under the plan, achievement ranges from 0% to 200%.  The Company recorded $2.6 million of stock compensation expense for these performance shares in 2017 and no compensation expense for these performance shares in 2016.

Changes in award shares outstanding are summarized as follows:

	Performance shares		Restricted shares		Options

		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.
	Shares	Grant Price	Shares	Grant Price	Shares	Ex. Price
December 30, 2016	55	36.03	158	34.93	501	27.69
Granted	42	49.05	46	50.35	42	49.05
Vested or Exercised	(38)	41.62	(85)	32.53	(219)	23.99
Forfeited	(1)	(36.03)	(6)	(38.70)	(16)	(33.20)
December 29, 2017	58	$43.35	113	$41.80	308	$32.93

Aggregate intrinsic value represents the estimated value of the Company’s common stock at end of the period in excess of the weighted average exercise price multiplied by the number of options outstanding or exercisable.  The aggregate intrinsic value of options outstanding and exercisable at December 29, 2017 is $6,905 and $4,868, respectively.  The total intrinsic value of stock options exercised during 2017, 2016 and 2015 was $6,868, $442 and $171, respectively.

The following table summarizes information about stock options at December 29, 2017:

	Options Outstanding			Options Exercisable
		Wtd. Avg.			Wtd. Avg.
Range of		Remaining	Wtd. Avg.		Remaining	Wtd. Avg.
Exercise		Contractual	Exercise		Contractual	Exercise
Price	Shares	Life	Price	Shares	Life	Price
$0.00-20.00	9	5.36	$19.52	9	5.36	$19.52
$20.01-30.00	99	5.31	$21.67	93	4.55	$23.10
Over $30.00	200	5.96	$39.15	81	3.57	$36.26
	308	5.73	$32.93	183	4.16	$28.75

The following table details exercisable options and related information for year end:

	2017	2016	2015
Exercisable at end of year	183	352	312
Weighted average price	$28.75	$25.91	$25.49

Weighted average fair value of options granted during the year	$25.18	$18.80	$12.35

The following table details unvested option activity for the year ended December 29, 2017:

		Wtd. Avg.
	Shares	Ex. Price
December 30, 2016	149	$31.91
Vested	61	28.94
Granted	42	49.05
Forfeited	(5)	(32.50)
December 29, 2017	125	$39.09

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

	Equivalent	Expected	Implied
Grant date	interest rate	volatility	expected lives
March 10, 2017	2.36%	46.00%	7.74
March 4, 2016	1.68%	49.00%	8.35
March 2, 2015	2.07%	32.50%	6.86

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

As of December 29, 2017, there was $3,385 of total unrecognized compensation cost, including performance restricted shares at 100% of target, after estimated forfeitures, related to unvested share-based compensation granted under the plans.  That cost is expected to be recognized over a weighted-average period of 2.05 years.  The total fair value of option shares vested during 2017 and 2016 was $568 and $697, respectively.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“2009 ESPP”) which, if implemented, could provide employees of the Company and its subsidiaries with an opportunity to participate in the growth of the Company and to further align the interest of the employees with the interests of the Company through the purchase of shares of the Company’s Common Stock.  Under the 2009 ESPP, 300 shares of the Company’s Common Stock have been authorized for issuance.  As of December 29, 2017, all 300 shares remain available for issuance.

NOTE 8 - RETIREMENT PLAN

The Company administers a 401(k) defined contribution retirement plan for the benefit of the majority of its employees.  Employees may participate in the plan immediately upon employment.  The Company matches contributions in an amount equal to one-quarter of the first 5% of each participant’s contribution to the plan after completion of one year of service with the Company.  401(k) assets are held by an independent trustee, are not assets of the Company, and accordingly are not reflected in the Company’s balance sheets.  The Company’s retirement plan expense was approximately $1,393, $1,054 and $1,080 in 2017, 2016 and 2015, respectively.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain real estate, office space, and equipment under non-cancelable operating leases expiring at various dates through 2025 and which contain various renewal and escalation clauses.  Rent expense amounted to approximately $18,460, $13,969 and $11,356 for 2017, 2016 and 2015, respectively.  At December 29, 2017, minimum rental payments under these leases were as follows:

2018	$9,683
2019	6,283
2020	4,141
2021	2,837
2022	1,607
Thereafter	5,560
Total	$30,111

Legal Proceedings

On January 18, 2018, Jordan Rosenblatt, a purported stockholder of the Company, filed a class action complaint alleging violations of the Securities Exchange Act of 1934 in the United States District Court for the Western District of Kentucky, styled Rosenblatt v. Almost Family, Inc., et al., Case No. 3:18-cv-40-TBR (the “Rosenblatt Class Action”), against the Company, the Company’s board of directors, LHC Group and Merger Sub. The complaint in the Rosenblatt Class Action alleges that the Form S-4 Registration Statement filed on December 21, 2017 omitted material information with respect to the proposed transaction, rendering the Registration Statement false and misleading. The complaint in the Rosenblatt Class Action asserts claims against the Company and the Company’s board of directors for violations of Section 14(a) of the 1934 Act in connection with the dissemination of the Registration Statement, and asserts claims against the Company’s board of directors and LHC Group for violations of Section 20(a) of the 1934 Act as controlling persons of the Company. The Rosenblatt Class Action seeks, among other things, an injunction enjoining the proposed transaction from closing, and an award of attorneys’ fees and costs.

On January 23, 2018, Leonard Stein, a purported stockholder of our Company, filed a Class Action Complaint alleging violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 in the United States District Court for the District of Delaware, styled Stein v. Almost Family, Inc., et al., Case No. 1:18-cv-00126-UNA(the “Stein Class Action”), against the Company and the Company’s board of directors. The complaint in the Stein Class Action alleges that the Form S-4 Registration Statement filed on December 21, 2017 omitted material information with respect to the proposed transaction, rendering the Registration Statement false and misleading. The complaint in the Stein Class Action asserts claims against the Company and the Company’s board of directors for violations of Section 14(a) of the 1934 Act, SEC Regulation G, and SEC Rule 14a-9, and asserts claims against the Company’s board of directors for violations of Section 20(a) of the 1934 Act as controlling persons of the Company. The Stein Class Action seeks, among other things, an injunction enjoining both the shareholder vote and the proposed transaction from closing, monetary damages to a class of shareholders, and an award of attorneys’ fees and costs.

On January 23, 2018, Shiva Stein, a purported stockholder of our Company, filed a Complaint for violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 in the United States District Court for the District of Delaware, styled Stein v. Almost Family, Inc., et al., Case No. 1:18-cv-000127-UNA (the “Stein Individual Action”), against the Company and the Company’s board of directors. The complaint in the Stein Individual Action alleges that the Form S-4 Registration Statement filed on December 21, 2017 contained materially incomplete and misleading statements with respect to the proposed transaction. The complaint in the Stein Individual Action asserts claims against the Company and the Company’s board of directors for violations of Section 14(a) of the 1934 Act, and asserts claims against the Company’s board of directors for violations of Section 20(a) of the 1934 Act as controlling persons of our Company. The Stein Individual Action seeks, among other things, an injunction enjoining the proposed transaction from closing, monetary damages suffered by Plaintiff, and an award of attorneys’ fees and costs.

The Company, the Company’s board of directors, LHC Group and Merger Sub believe that the claims in the complaints are without merit and intend to defend these actions vigorously.

From time to time, the Company is subject to various other legal actions arising in the ordinary course of the Company’s business, including claims for damages for personal injuries.   In the Company’s opinion, after discussion with legal

counsel, the ultimate resolution of any of these pending ordinary course claims and legal proceedings will not have a material effect on the Company’s financial position or results of operations.

NOTE 10 - SEGMENT DATA

The Company has three reportable segments: a) Home Health (“HH”), b) Other Home-Based Services (“OHBS”) which includes all other home care services outside of Home Health services and c) the Healthcare Innovations (“HCI”) segment.  Reportable segments have been identified based upon how management has organized the business by services provided to customers and the criteria in Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting.  Consistent with information given to the chief operating decision maker, the Company does not allocate certain expenses to the reportable segments.  The Company evaluates the performance of its business segments based on operating income.  Intercompany and intersegment transactions have been eliminated.

The HH segment provides skilled medical services in patients’ homes largely to enable recipients to reduce or avoid periods of hospitalization and/or nursing home care.  Approximately 95% of the HH segment revenues were generated from the Medicare program, while the balance is generated from Medicaid and private insurance programs.

The OHBS segment includes traditional personal care services (“PC”) (generally provided by paraprofessional staff such as home health aides) which are generally of a custodial rather than skilled nature, as well as hospice services.  Personal care revenues are generated on an hourly basis and are primarily from Medicaid (approximately 80% of personal care revenues).  Hospice services are largely provided in patients’ homes and generally require specialized hospice nursing skills.  Hospice revenues are generated on a per diem basis and are primarily from Medicare (approximately 93% of hospice revenues).

The Company’s HCI business segment is used to report on the Company’s developmental activities outside its HH and OHBS businesses.  The HCI segment includes: a) an ACO enablement company; b) an in-home assessment company serving the long-term care insurance industry and managed care organizations; and c) an investment in a population-health analytics company.

	2017	2016	2015
Net service revenues
Home Health	$586,070	$434,968	$400,133
Other Home-based Services	184,752	162,546	128,630
Healthcare Innovations	26,143	26,027	3,451
	$796,965	$623,541	$532,214

Operating income (loss)
Home Health	$75,587	$56,564	$49,608
Other Home-based Services	14,555	13,519	14,434
Healthcare Innovations	4,046	5,657	(1,217)
Unallocated	(64,970)	(40,299)	(29,876)
	$29,218	$35,441	$32,949

Identifiable assets
Home Health	$496,146	$456,841
Other Home-based Services	136,661	116,085
Healthcare Innovations	58,814	60,159
Unallocated	26,197	25,627
	$717,818	$658,712

Identifiable liabilities
Home Health	$57,783	$31,792
Other Home-based Services	31,872	25,241
Healthcare Innovations	4,293	5,076
Unallocated	117,317	292,423
	$211,265	$354,532

Noncontrolling Interest - Redeemable
Healthcare Innovations	$2,256	$2,256	3,639

Capital expenditures
Home Health	$4,193	$1,099	$1,388
Other Home-based Services	376	294	203
Healthcare Innovations	327	908	108
Unallocated	1,216	3,905	1,418
	$6,112	$6,206	$3,117

Depreciation and amortization
Home Health	$1,371	$1,124	$1,210
Other Home-based Services	460	301	264
Healthcare Innovations	1,395	1,200	97
Unallocated	2,690	1,820	2,356
	$5,916	$4,445	$3,927

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

CHS-JV Acquisition

The acquisition of the CHS-JV closed on the Company’s first day of 2017 fiscal year.  As a result, the Company’s twelve months ended December 29, 2017 included four full quarters of revenue, operating income and non-controlling interest  of approximately $198 million,  $26.4 million and $3.5 million, respectively.

The following table summarizes the fair values estimates of the assets acquired and liabilities assumed in the CHS-JV acquisition:

Purchase
Price Allocation
Accounts receivable, net	$21,444
Prepaids and other assets	854
Property, plant & equipment	6,104
Goodwill	84,016
Intangibles	61,570
Assets acquired	173,988
Liabilities assumed	(13,016)
Non-controlling interest	(32,042)
Net assets acquired	$128,930

Goodwill arising from the CHS-JV transaction is based upon expected contributions to the overall corporate strategy in addition to synergies and acquired workforce, which are not separable from goodwill.  Revenues and goodwill associated with this transaction are assigned to the Home Health and Other Home-Based Services segments.  The Company expects the goodwill and intangibles from this transaction to be deductible for tax purposes.

Other Acquisitions

On November 20, 2017, the Company’s CHS-JV purchased assets of a Medicare-certified home health agency in Fort Myers, Florida.  Post-acquisition operating results are reported in the Company’s HH segment.

On July 14, 2017, the Company’s CHS-JV purchased assets of a Medicare-certified home health agency and related private duty company in Key West, Florida.  Post-acquisition operating results are reported in the Company’s HH and OHBS segments.

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

On January 5, 2016, the Company acquired 100% of the equity of LTS, a provider of in-home nursing assessments for the long-term care insurance industry.  LTS provides assessments in all 50 U.S. states and a number of foreign countries.  The purchase price of $37 million was funded through borrowings on the Company’s bank credit facility, seller notes and issuance of the Company’s common stock.  The Company expects goodwill from this transaction to be deductible for tax purposes.  Approximately 74.4% of LTS’s 2016 revenue was from two customers.  LTS’s post acquisition operating results are reported in the Healthcare Innovations business segment.

On January 5, 2016, the Company purchased the assets of a Medicare-certified home health agency owned by Bayonne located in New Jersey.  Bayonne’s post acquisition operating results are reported in the HH segment.

NOTE 12 - QUARTERLY FINANCIAL DATA— (UNAUDITED)

Summarized quarterly financial data are as follows for 2017 and 2016:

	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
	2017	2017	2017	2017	2016	2016	2016	2016
Net service revenues	$200,618	$194,302	200,733	201,312	$153,427	$160,421	$155,996	$153,698
Gross margin	95,321	90,525	96,681	95,044	69,952	74,347	72,304	71,466
Net income attributable to
Almost Family, Inc.	$8,835	$3,170	$4,776	$3,633	$3,593	$5,366	$4,777	$3,917

Average shares outstanding
Basic	13,809	13,731	13,717	12,695	10,162	10,172	10,158	10,089
Diluted	14,014	13,941	13,954	12,937	10,330	10,310	10,322	10,260

Net income attributable to Almost Family, Inc. per share
Basic	$0.64	$0.23	$0.35	$0.29	$0.35	$0.53	$0.47	$0.39
Diluted	$0.63	$0.23	$0.34	$0.28	$0.35	$0.52	$0.46	$0.38

NOTE 13 - SUBSEQUENT EVENTS

Management has evaluated all events and transactions that occurred after December 29, 2017.  During this period, the Company had no material subsequent events requiring recognition in the consolidated financial statements.

On January 8, 2018, the Company purchased substantially all of the assets of MD2U Management LLC (“MD2U”) out of bankruptcy, legally free and clear of liens or encumbrances and interests.  MD2U provides primary medical care for home-bound or home-limited patients with chronic and acute illnesses who have difficulty traveling to a doctor’s office.   The purchase price was $3.6 million with post-acquisition operating results to be reported in the Company’s HCI segment in the first quarter of 2018.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Almost Family, Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited Almost Family, Inc. and Subsidiaries’ internal control over financial reporting as of December 29, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).  In our opinion, Almost Family, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 29, 2017, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Community Health United Home Care, LLC, which is included in the 2017 consolidated financial statements of the Company and constituted 8% of total assets as of December 29, 2017 and 25% of revenues for the year then ended.  Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Community Health United Home Care, LLC.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 29, 2017 and December 30, 2016, the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 29, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 27, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ Ernst & Young LLP

Louisville, Kentucky

February 27, 2018

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Principal Financial Officer (PFO), we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 29, 2017 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) with the exception of the operations of Community Health United Home Care, LLC, which constituted 8% of total assets as of December 29, 2017 and 25% of net service revenues for the  fiscal year then ended.  Based on that evaluation, our management concluded our internal control over financial reporting was effective based on the criteria described above as of December 29, 2017.

Ernst & Young LLP, an independent registered public accounting firm, has audited and reported on the effectiveness of our internal control over financial reporting.  The report of Ernst & Young LLP is contained in this Annual Report.

/s/ William B. Yarmuth	/s/ C. Steven Guenthner
William B. Yarmuth	C. Steven Guenthner
Chairman and Chief Executive Officer	President & Principal Financial Officer

Date: February 27, 2018	February 27, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Almost Family, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Almost Family, Inc. and Subsidiaries (the Company) as of December 29, 2017 and December 30, 2016, the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 29, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 29, 2017 and December 30, 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 29, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 29, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Louisville, Kentucky

February 27, 2018

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures — As of December 29, 2017, the Company’s management, with participation of the Company’s Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e).  Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 29, 2017.

Internal Control — Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report that provides management’s assessment of our internal control over financial reporting as part of this annual report on Form 10-K for the year ended December 29, 2017.  Management’s report is included in Item 8 of this report under the caption entitled “Management’s Report on Internal Control Over Financial Reporting,” and is incorporated herein by reference.  Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting.  This attestation report is included in Item 8 of this report under the caption entitled “Report of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting - There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2017, that have materially affected, or are reasonably likely to materially affect, Almost Family, Inc.’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is set forth in the Registrant’s definitive proxy statement to be filed with the Commission no later than 120 days after December 29, 2017, except for the information regarding executive officers of the Company.  The information required by this Item contained in such definitive proxy statement is incorporated herein by reference.

The following table sets forth certain information with respect to the Company’s executive officers.

Name	Age	Position with the Company
William B. Yarmuth (1)	65	Chairman of the Board and Chief Executive Officer
C. Steven Guenthner (2)	57	President and Principal Financial Officer
P. Todd Lyles (3)	56	Senior Vice President — Administration
Daniel J. Schwartz (4)	51	Senior Vice President and Chief Operating Officer
Jeffrey T. Reibel (5)	46	Vice President and Chief Accounting Officer
John Sherymen (6)	64	Senior Vice President - Healthcare Innovations
Sandra Hogston (7)	60	Senior Vice President - Hospital JV Operations

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

(6)

John Shermyen joined the Company as Senior Vice President – Healthcare Innovations in July 2015.  Mr. Shermyen’s experience in technology-enabled healthcare service management includes previously serving as founder and CEO of Ingenios Health, September 2013 – present, as well as, founder and CEO of LogistiCare Solutions from September 1995 to July 2009.

(7)

Sandra Hogston joined the Company as Senior Vice President – Hospital Partnership Division in 2017.    Ms. Hogston’s healthcare management experience includes previously serving as Division President – Homecare Division with Community Health Systems, Inc. from 2014 to 2016; Senior Director, Home Health Division with Lifepoint Health from 2009 to 2014; owner of Preferred Home Health from 1998 to 2009; President of Legacy Hospice from 2004 to 2014 and 20 years’ experience with Clinch Valley Medical Center.

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

Equity Compensation Plans

As of December 29, 2017, shares of common stock authorized for issuance under our equity compensation plans are summarized in the following table.  See Note 7 to the consolidated financial statements for a description of the plans.  The table below is furnished pursuant to Item 12.

	Shares to be	Weighted	Shares
	Issued Upon	Average Option	Available for
Plan Category	Exercise	Exercise Price	Future Grants

Plans approved by shareholders	308	$32.93	984
Plans not approved by shareholders	—	—	—
Total	308	$32.93	984

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

			Page Number
(a)	The following items are filed as part of this report:

	1.	Index to Consolidated Financial Statements

		Consolidated Statements of Income for the years ended December 29, 2017, December 30, 2016 and January 1, 2016	62

		Consolidated Balance Sheets as of December 29, 2017 and December 30, 2016	63

		Consolidated Statements of Stockholders’ Equity for the years ended December 29, 2017, December 30, 2016 and January 1, 2016	64

		Consolidated Statements of Cash Flows for the years ended December 29, 2017, December 30, 2016 and January 1, 2016	65

		Notes to Consolidated Financial Statements	66

		Reports of Independent Registered Public Accounting Firm	87

	2.	Index to Financial Statement Schedule

		Schedule II — Valuation and Qualifying Accounts	101

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

2.2

Stock Purchase Agreement dated as of February 24, 2015 by and among Almost Family, Inc, National Health Industries, Inc., and Bracor, Inc.  (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Almost Family hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission.) (incorporated by reference to the Exhibit 2.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014) (SEC File No. 001-09848).

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

2.7

Agreement and Plan of Merger, dated as of November 15, 2017, among Almost Family, Inc., LHC Group, Inc. and Hammer Merger Sub, Inc. (The disclosure letters to the Agreement and Plan of Merger have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. Registrant will furnish copies of such disclosure letters to the U.S. Securities and Exchange Commission upon request by the Commission) (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K as filed November 16, 2017) (SEC File No. 001-09848).

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

10.4+

Amendment dated January 1, 2009 to Employment Agreement effective January 1, 1996, between the Registrant and William B. Yarmuth (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008) (SEC File No. 001-09848).

10.5+	Almost Family, Inc. 2009 Employee Stock Purchase Plan (incorporated by reference to Appendix A of the Definitive Proxy Statement on Schedule 14A as filed on July 1, 2009) (SEC File No. 001-09848).

10.6+	2013 Stock and Incentive Plan (incorporated by reference to Appendix A of the Definitive Proxy Statement on Schedule 14A as filed on April 4, 2013) (SEC File No. 001-09848).

10.7+

Forms of Stock Option Agreement and Restricted Stock Award Agreement pursuant to 2013 Stock and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013) (SEC File No. 001-09848).

10.8+

Offer of Employment letter dated March 12, 2013, between the Registrant and Daniel Schwartz (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013).

10.9

Amended and Restated Credit Agreement dated as of December 5, 2016 among Almost Family, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed December 7, 2016) (SEC File No. 001-09848).

10.10

Amended and Restated Guaranty dated as of December 5, 2016 among each of the subsidiary guarantors and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K as filed December 7, 2016) (SEC File No. 001-09848).

10.11

Amended and Restated Pledge Agreement dated as of December 5, 2016 made by Almost Family, Inc. and subsidiaries for the benefit of JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K as filed December 7, 2016) (SEC File No. 001-09848).

10.12

Amended and Restated Security Agreement dated as of December 5, 2016 among Almost Family, Inc., each of the subsidiary guarantors and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K as filed December 7, 2016) (SEC File No. 001-09848).

10.13

Amended and Restated Limited Liability Company Agreement of AF-CH-HH, LLC, effective as of December 30, 2016 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed January 6, 2017) (SEC File No. 001-09848).

10.14

Administrative and Management Services Agreement by and between (i) AF-CH-HH, LLC and (ii) Almost Family, Inc. and National Health Industries, Inc. effective, as of December 30, 2016 (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K as filed January 6, 2017) (SEC File No. 001-09848).

10.15

Affiliation Agreement by and between AF-CH-HH, LLC and CHSPSC, LLC effective, as of December 30, 2016 (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K as filed January 6, 2017) (SEC File No. 001-09848).

10.16+	2017 Stock and Incentive Compensation Plan (incorporated by reference to Appendix A of the Definitive Proxy Statement on Schedule 14A as filed on April 4, 2017) (SEC File No. 001-09848).

10.17+

Amendment dated December 29, 2017 to Employment Agreement effective as of January 1, 1996, as amended, between Almost Family, Inc. and William B. Yarmuth (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed January 5, 2018) (SEC File No. 001-09848).

10.18+

Forms of Stock Option Agreements and Restricted Stock Award Agreements pursuant to 2017 Stock and Incentive Compensation Plan (incorporated by reference to the Exhibit 10.11 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017) (SEC File No. 001-09848)

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

101*

Financial statements from the Annual Report on Form 10-K of Almost Family, Inc. for the fiscal year ended December 29, 2017, filed on February 27, 2018, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders’ Equity, and (v) the Notes to Consolidated Financial Statements.

*Denotes filed herein.

+Denotes compensatory plan or management contract.

ITEM 16.  FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALMOST FAMILY, INC.

By:	/s/ William B. Yarmuth	February 27, 2018
William B. Yarmuth
Chairman, Chief Executive Officer

By:	/s/ C. Steven Guenthner	February 27, 2018
C. Steven Guenthner
President and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ William B. Yarmuth	Director, Chief Executive Officer	February 27, 2018
	William B. Yarmuth	(principal executive officer)

By:	/s/ C. Steven Guenthner	President and Principal Financial Officer	February 27, 2018
C. Steven Guenthner

By:	/s/ Jeffrey T. Reibel	Vice President of Finance and Chief Accounting Officer	February 27, 2018
Jeffrey T. Reibel

By:	/s/ Steven B. Bing	Director	February 27, 2018
Steven B. Bing

By:	/s/ Donald G. McClinton	Director	February 27, 2018
Donald G. McClinton

By:	/s/ Tyree G. Wilburn	Director	February 27, 2018
Tyree G. Wilburn

By:	/s/ Jonathan D. Goldberg	Director	February 27, 2018
Jonathan D. Goldberg

By:	/s/ W. Earl Reed, III	Director	February 27, 2018
W. Earl Reed, III

By:	/s/ Henry M. Altman, Jr.	Director	February 27, 2018
Henry M. Altman, Jr.

By:	/s/ Clifford S. Holtz	Director	February 27, 2018
Clifford S. Holtz

ALMOST FAMILY, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

SCHEDULE II

(In thousands)

	Col. A	Col. B	Col. C	Col. D	Col. E
		Additions/(Deductions)
		(1)	(2)
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other	(3)	End of
Description	of Period	Expenses	Accounts	Deductions	Period

Allowances:
Year Ended December 29, 2017	$21,302	$14,526	$193	$(8,974)	$27,047

Year Ended December 30, 2016	$17,514	$11,708	$25	$(7,945)	$21,302

Year Ended January 1, 2016	$8,880	$12,743	$1,891	$(6,000)	$17,514

(1)	Charged to bad debt expense.
(2)	Acquired uncollectible accounts reserves.
(3)	Write-off of accounts.