Form 10-K/A
period 2017-12-29
ALMOST FAMILY INC
filed 2018-04-27
CIK 799231

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

On April 1, 2018, Hammer Merger Sub, Inc. (“Merger Sub”), a wholly owned subsidiary of LHC Group, Inc. (the “LHC Group”), was merged with and into the registrant and all of the registrant’s outstanding shares were cancelled and converted into the right to receive merger consideration pursuant to the Agreement and Plan of Merger, dated as of November 15, 2017, by and among the registrant, Merger Sub and LHC Group.  Information provided in this cover page is as of February 27, 2018 (Except as expressly set forth herein), before the merger.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Almost Family, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 29, 2017 (the “Original Form 10-K Filing”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2018, solely to set forth information required by Items, 10, 11, 12, 13 and 14 of Part III of Form 10-K.  This Amendment amends and restates in its entirety Items 10, 11, 12, 13 and 14 of Part III.  In addition, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 15 of Part IV of the Original Form 10-K Filing has been amended and restated solely to include as exhibits new certifications by our principal executive officer and principal financial officer.

Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the Original Form 10-K Filing or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendments discussed above.  Accordingly, this Amendment should be read in conjunction with the Original Form 10-K Filing and the Company’s other filings with the SEC.

Pursuant to the Agreement and Plan of Merger, dated as of November 15, 2017, (the “Merger Agreement”) by and among the Company, Hammer Merger Sub, Inc. (“Merger Sub”), and LHC Group, Inc. (the “LHC Group”), on April 1, 2018, Merger Sub, a wholly owned subsidiary of the LHC Group, was merged with and into the Company (the “Merger”).  As a result of the Merger, the Company’s Common Stock was delisted from The Nasdaq Stock Market LLC and the Company subsequently filed the Form 15 to deregister its securities under the Exchange Act.

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends Almost Family, Inc.’s (the “Company”) Annual Report on Form 10-K for the fiscal year ended December 29, 2017, originally filed on February 27, 2018 (the “Original Filing”).  We are filing this Amendment to include the information required by Part III and not included in the Original Filing as we will not file our definitive proxy statement within 120 days of the end of the Company’s fiscal year ended December 29, 2017.  Solely for this reason, we are filing certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.  Except as set forth above, this Amendment does not alter or restate any of the information set forth in the Original Filing.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS

The following table sets forth certain information with respect to the Company’s executive officers, as of February 27, 2018.

Name	Age	Position or Office
William B. Yarmuth (1)	65	Chairman of the Board and Chief Executive Officer
C. Steven Guenthner (2)	57	President and Principal Financial Officer
Patrick T. Lyles (3)	56	Senior Vice President – Administration
Daniel J. Schwartz (4)	51	Senior Vice President – Chief Operating Officer
Jeffrey T. Reibel (5)	46	Vice President and Chief Accounting Officer
John Shermyen (6)	64	Senior Vice President – Healthcare Innovations
Sandra G. Hogston (7)	60	Senior Vice President – Hospital JV Operations

Executive officers of the Company are elected by the Board of Directors for one year and serve at the pleasure of the Board of Directors with the exception of William B. Yarmuth who has an employment agreement with the Company. There are no family relationships between any director nor executive officer.

(1)William B. Yarmuth has been a director and officer of the Company since 1991. Mr. Yarmuth became Chairman and Chief Executive Officer in 1992; he also served as President until the appointment of Steve Guenthner as President in 2012. Mr. Yarmuth has served as a member of the board of directors of Industrial Services of America, Inc. since June 2014.

(2) C. Steven Guenthner has been President and Principal Financial Officer since June of 2012. Mr. Guenthner served as Senior Vice President and Chief Financial Officer of the Company for twenty years. From 1983 through 1992, Mr. Guenthner was employed as a C.P.A. with Arthur Andersen LLP.

(3)P. Todd Lyles joined the Company as Senior Vice President Planning and Development in 1997 and now serves as Senior Vice President - Administration. Before joining the Company, Mr. Lyles was Vice President Development for the Kentucky Division

of Columbia/HCA, a position he had held since 1993. Mr. Lyles’ experience also includes 8 years with Humana Inc. in various financial and hospital management positions.

(4)Daniel J. Schwartz joined the Company as Senior Vice President - Operations in April 2013 and now also serves as Chief Operating Officer. Mr. Schwartz’s healthcare operations management experience includes previously serving as Chief Operating Officer of Addus Healthcare, Inc. from January 2011 until November 2012; owner of New Paradigm Senior Services, LLC from April 2010 until January 2011; and Senior Vice President – North American Operations for Sunrise Senior Living, Inc. from 2006 until April 2010. Mr. Schwartz served Sunrise Senior Living, Inc. a total of 15 years. Mr. Schwartz also served as chief operating officer of New Perspective Senior Living from November 2012 until joining the Company.

(5)Jeffrey T. Reibel, a C.P.A., joined the Company in September of 2010 as Vice President of Finance and became Vice President and Chief Accounting Officer in 2012.  Prior to joining the Company, Mr. Reibel served as Chief Executive Officer of a private compliance company he founded in 2006. Mr. Reibel’s experience also includes three years as Controller and Principal Accounting Officer for a publicly traded company in addition to twelve years with Ernst & Young LLP, specializing in audits of public companies and various clients in the healthcare industry, including home health.

(6)John Shermyen joined the Company as Senior Vice President – Healthcare Innovations in July 2015.  Mr. Shermyen’s experience in technology-enabled healthcare service management includes previously serving as founder and CEO of Ingenios Health, September 2013 – present, as well as, founder and CEO of LogistiCare Solutions from 1995 to 2009.

(7)Sandra Hogston joined the Company as Senior Vice President – Hospital Partnership Division in 2017.  Ms. Hogston’s healthcare management experience includes previously serving as Division President – Homecare Division with Community Health Systems, Inc. from 2014 to 2016; Senior Director, Home Health Division with Lifepoint Health from 2009 to 2014; owner of Preferred Home Health from 1998 to 2009; President of Legacy Hospice from 2004 to 2014 and 20 years’ experience with Clinch Valley Medical Center.

BOARD OF DIRECTORS

As of February 27, 2018, set forth below is a list of Board members, together with their ages, all Company positions and offices each person currently holds and the year in which each person joined the Board.

Name	Age	Position or Office	Director Since
William B. Yarmuth (1)	65	Chairman of the Board, Chief Executive Officer	1991
Steven B. Bing (2)	70	Director	1992
Donald G. McClinton (3)	84	Director	1994
Tyree G. Wilburn (4)	65	Director	1996
Jonathan D. Goldberg (5)	66	Director	1997
W. Earl Reed, III (6)	66	Director	2000
Henry M. Altman, Jr. (7)	81	Director	2004
Clifford S. Holtz (8)	58	Director	2017
(1)

William B. Yarmuth has been a director and officer of the Company since 1991. Mr. Yarmuth became Chairman and Chief Executive Officer in 1992; he also served as President until the appointment of Steve Guenthner as President in 2012. Mr. Yarmuth brings to the Board extensive experience in the healthcare industry. Also, his intimate knowledge of the Company provides a unique understanding of Company operations to the Board. Mr. Yarmuth has served as a member of the board of directors of Industrial Services of America, Inc. (NASDAQ: IDSA) since June 2014.

(2)

Steven B. Bing was elected a director in 1992. Beginning in 2012, Mr. Bing has served as Executive Director with the Kentucky Public Health Association, Inc. and The Kentucky Health Departments Association. From 2005 to 2011, Mr. Bing served as Senior Vice President Business Development for National Rural Telecommunications Cooperative, a large member owned cooperative in Herndon, Virginia, serving in excess of 1,200 telephone and electric cooperatives across the country.  He is also a director of various closely-held business entities. From 1999 to 2007, Mr. Bing served with Prosperitas Investment Partners, L.P., a private investment company located in Louisville, Kentucky, most recently as its Chief Operating Officer.  Mr. Bing brings to the Board operational achievement outside of the healthcare industry.  His business successes provide the Board with business acumen in a diversity of fields.

(3)

Donald G. McClinton was elected a director in 1994. Mr. McClinton was President and part owner of Skylight Thoroughbred Training Center, Inc., a thoroughbred training center, until 2002, when it was sold. From 1986 to 1994, Mr. McClinton was co-chairman of Interlock Industries, a privately held conglomerate in the metals and transportation industries. Mr. McClinton served on the board of directors of Jewish Hospital Healthcare Systems for over 25 years. Mr. McClinton brings healthcare industry experience and an entrepreneurial spirit to the Board. His past service on the board of directors of a regional healthcare network and his experience as an owner of both a thoroughbred training center and a manufacturing/transportation company provides the Board a broad mixture of success.

(4)

Tyree G. Wilburn was elected a director in 1996. Since 2002, Mr. Wilburn has served as Managing Partner of The Yearling Funds, which he co-founded. The Yearling Funds are venture capital funds focused on investing in early stage companies. From 2002‑2012, Mr. Wilburn was Chairman of the Board and Chief Executive Officer of Merit Health Systems, LLC, a private equity backed hospital management company. He led the successful sale of the company in 2012. Mr. Wilburn was a private investor from 1996 to 2002. From 1992 to 1996, Mr. Wilburn was Chief Development Officer of Community Health Systems, Inc. (NYSE:CYH), and, most recently, Executive Vice President and Chief Financial and Development Officer and CEO-elect. In 1996 he led the successful go-private sale of Community Health Systems to Forstmann Little. From 1974 to 1992, Mr. Wilburn was with Humana Inc. where he held senior and executive positions in mergers and acquisitions, finance, planning, hospital operations, audit and investor relations. He is also a director of several private companies. Mr. Wilburn brings to the Board a thorough understanding of the healthcare industry outside of the Company. His experience in all facets of hospital management gives the Company knowledge of various other aspects of our customer’s needs and our competitive environment.

(5)Jonathan D. Goldberg was elected a director in 1997. Mr. Goldberg is the managing partner of the law firm of Goldberg and Simpson in Louisville, Kentucky, and has served in that capacity since 1991. Mr. Goldberg’s legal background brings a different perspective to the Board. His expertise in labor, employment and business law provides the Board important regulatory and governance experience.

(6)W. Earl Reed, III was elected a director in 2000. Currently, Mr. Reed is President and Chief Executive Officer of Springstone, LLC, a private equity sponsored owner operator of psychiatric hospitals and has served in that capacity since 2010. From 1998 to 2010, Mr. Reed served as Chief Executive Officer of The Allegro Group, a healthcare financial advisory firm that advises public and private healthcare organizations including providing interim management services. From August 2005 to September 2007, Mr. Reed served as Chief Executive Officer and Chairman of the Board of LifeCare Holdings, Inc., a privately owned operator of 18 long-term hospitals. Mr. Reed brings financial experience to the Board, particularly in the healthcare industry. Also, his leadership experience in the healthcare field adds depth to the Board’s understanding of our industry.

(7)Henry M. Altman, Jr. was elected a director in 2004. Mr. Altman retired in 2002 following over 40 years of experience in public accounting, most recently as the president and managing director of Deming, Malone, Livesay & Ostroff CPA firm. He is currently the owner of Altman Consulting, an independent business consulting firm. Mr. Altman currently serves on the board of Passport Health Plan, of which he is Chair. In 2001, Mr. Altman was presented with the inaugural Kentucky Hospital Association Health Care Governance Award. Mr. Altman brings healthcare industry financial and governance experience to the Board. As a member of the board of directors of several healthcare industry organizations, Mr. Altman provides insight into the inter-workings of the industry as a whole.

(8)Clifford S. Holtz was elected a director in 2017.  Currently, Mr. Holtz is Chief Operating Officer of American Red Cross where he has served in a number of roles since 2011, including as President of Humanitarian Services.  Before employment at the American Red Cross, Mr. Holtz served in key roles at AT&T, Nortel Networks and Qwest Communications.  Mr. Holtz brings commercial success and experience with public companies to the Board.

Committees of the Board of Directors

The Board has three standing committees: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. From time to time, the Board also appoints committees for special projects or assignments.

Audit Committee. As described in its charter, the principal duties of the Audit Committee include appointing the Company’s independent auditors, review and pre-approval of any independent auditor services, reviewing the scope of the audit, reviewing the corporate accounting practices and policies with the independent and internal auditors, reviewing with the independent and internal auditors their respective final reports, reviewing with independent and internal auditors overall accounting and financial controls and consulting with the independent and internal auditors. The Audit Committee is also responsible for the review and approval of all related-party transactions required to be disclosed under the rules of the Securities and Exchange Commission (SEC); in reviewing a related-party transaction, the Audit Committee will consider the material terms of the transaction, including whether the terms are generally available to an unaffiliated third party under similar circumstances. A copy of the Audit Committee charter is available in its entirety on the Company’s website, www.almostfamily.com. All of the members of the Audit Committee are "independent," as that term is defined in the applicable rules for companies traded on The NASDAQ Global Select Market and meet the criteria for independence under the Sarbanes-Oxley Act of 2002 and the rules adopted by the SEC. The members of the Audit Committee are Messrs. Altman, Goldberg, Reed (Chair), and Wilburn. The Board has designated Mr. Reed as the "audit committee financial expert" within the meaning of the SEC rules.

Code of Ethics and Business Conduct

The Company has adopted a Code of Ethics that applies to its chief executive officer, principal financial officer, chief accounting officer and any person performing similar functions. The Company has made the Code of Ethics available on its website at www.almostfamily.com and will post any waivers to the Code of Ethics on the website with respect to its chief executive officer, principal financial officer, chief accounting officer and any person performing similar functions.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of stock ownership and reports of changes in stock ownership and to provide the Company with copies of all such filed forms. Section 16(a) of the Securities Exchange Act of 1934 provides that any profit realized by an insider from any purchase and sale, or sale and  purchase, of the Company’s equity securities within less than six months must be disgorged to the Company. Based solely on its review of such copies or written representations from reporting persons, the Company believes that all Section 16(a) reports were filed on a timely basis during fiscal 2017, except (i) John Shermyen failed to file timely two reports with respect to one sale transaction each and (ii) Daniel Schwartz failed to file timely one report with respect to one sale transaction by his spouse.  Both officers promptly filed the reports upon discovery of the mistake.

ITEM 11. EXECUTIVE COMPENSATION

The following Summary Compensation Table sets forth certain information regarding the compensation earned for the time period as an executive officer during the last fiscal year by:  (1) the Chief Executive Officer, (2) the President and Principal Financial Officer, and (3) each of the three other most highly compensated executive officers of the Company during 2017 who were serving at December 29, 2017 (collectively, the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

						Non-Equity
				Stock	Option	Incentive Plan	All Other
Name & Principal			Bonus	Awards ($)	Awards	Compensation	Compensation
Position	Year	Salary ($)	($)	(1)	($) (1)	($)	($) (2)	Total ($)
William B. Yarmuth	2017	677,000	1,009,300	1,187,010	432,446	—	7,228	3,312,984
Chairman of the Board &	2016	677,000	—	1,156,563	431,424	—	7,367	2,272,354
CEO	2015	677,000	350,000	462,272	322,740	—	6,708	1,818,720

C. Steven Guenthner	2017	460,000	375,000	691,605	252,484	276,000	10,244	2,065,333
President, PFO &	2016	446,000	—	659,349	245,952	—	10,441	1,361,742
Secretary/Treasurer	2015	446,000	250,000	268,416	187,450	—	9,360	1,161,226

Daniel J. Schwartz	2017	450,000	—	313,920	87,806	203,000	10,244	1,064,970
Senior Vice President &	2016	450,000	—	306,255	87,894	—	10,766	854,915
Chief Operating Officer	2015	360,000	150,000	111,840	64,827	—	9,360	696,027

Patrick T. Lyles	2017	375,000	175,000	299,205	110,126	169,000	10,244	1,138,575
Senior Vice President	2016	340,000	—	266,622	98,784	—	16,243	721,649
Administration	2015	325,000	125,000	130,480	91,280	—	14,888	686,648

Sandra G. Hogston	2017	325,000	—	377,685	30,630	237,000	—	970,315
Senior Vice President
Hospital JV

(1)

Amounts set forth in the Stock Awards and Option Awards columns represent the aggregate grant date fair value of such awards in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation.”  Stock awards are valued at the closing stock price on the date of grant. The Company uses the Monte Carlo valuation model to value option awards. The assumptions used in the valuation of option awards disclosed herein and in the Grants of Plan-Based Awards Table, are described in Note 7 to the Consolidated Financial Statements in our annual report on Form 10‑K for the fiscal year ended December 29, 2017.

(2)

All Other Compensation for 2017 reflects premiums related to health and dental, as applicable. In addition, the amounts in Mr. Lyles’ and Mr. Schwartz’s All Other Compensation for 2017 include matching contributions made under the Company’s 401(k) plan.

The following table provides information about equity and non-equity awards granted to the Named Executive Officers in 2017. Options and restricted stock were granted pursuant to the Company’s 2013 Stock and Incentive Compensation Plan. Options vest ratably over 4 years and will be fully vested on March 9, 2021. Restricted stock vests on the third anniversary of the grant date.

GRANTS OF PLAN-BASED AWARDS TABLE

								All
								Other
								Stock	All Other
								Awards:	Option		Grant Date
								Number	Awards:	Exercise	Fair Value
								Of	Number of	Or Base	Of
		Estimated future payouts under			Estimated future payouts under			Shares	Securities	Price of	Stock and
		non-equity incentive plan awards (1)			equity incentive plan awards (2)			Of Stock	Underlying	Option	Option
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	Or Units	Options	Awards	Awards
Name	Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	(S/Sh)	($) (3)
William B. Yarmuth	3/10/2017	305,000	610,000	914,000	4,025	8,050	16,100	8,100	16,100	49.05	1,619,456
C. Steven Guenthner	3/10/2017	190,000	380,000	570,000	2,350	4,700	9,400	4,700	9,400	49.05	944,089
Daniel J. Schwartz	3/10/2017	270,000	270,000	405,000	1,075	2,150	4,300	2,100	4,100	49.05	401,726
Patrick T. Lyles	3/10/2017	225,000	225,000	338,000	1,025	2,050	4,100	2,000	4,300	49.05	409,331
Sandra G. Hogston	3/10/2017	106,000	211,000	317,000	375	750	1,500	6,200	1,500	49.05	408,315

(1)	Amounts reflect the possible payouts for 2017 performance under the Company’s annual cash incentive plan as described in the “Compensation Discussion and Analysis.”
(2)	Amounts reflect the possible share payouts for achieving a three-year performance target under the Company’s equity incentive plan as described in the “Compensation Discussion and Analysis.”
(3)	The grant date fair value of each of the option and restricted stock awards is set forth in the Summary Compensation Table for each named executive officer.

The following table provides information on the outstanding equity awards as of December 29, 2017, for the Named Executive Officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
									Equity
									Incentive Plan
								Equity	Awards:
								Incentive Plan	Market or
								Awards:	Payout Value
							Market	Number of	of
	Number of		Number of			Number of	Value of	Unearned	Unearned
	Securities		Securities			Shares or	Shares or	Shares, Units	Shares, Units
	Underlying		Underlying			Units of	Units of	or Other	or Other
	Unexercised		Unexercised	Option	Option	Stock That	Stock That	Rights	Rights
	Options (#)		Options (#)	Exercise	Expiration	Have Not	Have Not	that have Not	that have Not
Name	Exercisable		Unexercisable	Price ($)	Date	Vested (#)	Vested ($) (14)	Vested (#)	Vested ($) (14)
William B. Yarmuth	9,000	(1)	—	40.13	12/13/2019	—	—	—	—
	—	(2)	6,300	24.28	3/16/2024	—	—	—	—
	—	(3)	9,900	37.28	3/1/2025	—	—	—	—
	—	(4)	16,050	36.03	3/3/2026	—	—	—	—
	—	(5)	16,100	49.05	3/9/2027	—	—	—	—
C. Steven Guenthner	7,500	(6)	—	22.18	3/6/2018	—	—	—	—
	6,900	(7)	—	33.27	2/8/2019	—	—	—	—
	3,000	(1)	—	40.13	12/13/2019	—	—	—	—
	4,300	(8)	—	36.69	3/10/2021	—	—	—	—
	6,200	(9)	—	24.16	2/26/2022	—	—	—	—
	12,400	(10)	—	20.89	2/28/2023	—	—	—	—
	10,800	(2)	3,600	24.28	3/16/2024	—	—	—	—
	5,750	(3)	5,750	37.28	3/1/2025	7,200	398,520	—	—
	3,050	(4)	9,150	36.03	3/3/2026	6,100	337,635	—	—
	—	(5)	9,400	49.05	3/9/2027	4,700	260,145	—	—
	—	(11)	—		—	—	—	3,050	168,818
	—	(12)	—	—	—	—	—	2,350	130,073
Daniel J. Schwartz	8,800	(13)	—	19.52	5/8/2023	—	—	—	—
	4,050	(2)	1,350	24.28	3/16/2024	—	—	—	—
	2,450	(3)	2,450	37.28	3/1/2025	3,000	166,050	—	—
	1,425	(4)	4,275	36.03	3/3/2026	2,800	154,980	—	—
	—	(5)	4,300	49.05	3/9/2027	2,100	116,235	—	—
	—	(11)	—	—	—	—	—	1,425	78,874
	—	(12)	—	—	—	—	—	1,075	59,501
Patrick T. Lyles	3,700	(7)	—	33.27	2/8/2019	—	—	—	—
	2,100	(1)	—	40.13	12/13/2019	—	—	—	—
	3,100	(8)	—	36.69	3/10/2021	—	—	—	—
	5,400	(9)	—	24.16	2/26/2022	—	—	—	—
	7,800	(10)	—	20.89	2/28/2023	—	—	—	—
	5,025	(2)	1,675	24.28	3/16/2024	—	—	—	—
	2,800	(3)	2,800	37.28	3/1/2025	3,500	193,725	—	—
	1,225	(4)	3,675	36.03	3/3/2026	2,500	138,375	—	—
	—	(5)	4,100	49.05	3/9/2027	2,000	110,700
	—	(11)	—	—	—	—	—	1,225	67,804
	—	(12)	—	—	—	—	—	1,025	56,734
Sandra G. Hogston	—	(5)	1,500	49.05	3/9/2027	6,200	343,170	—	—
	—	(12)	—	—	—	—	—	375	20,756

(1)	Options were granted pursuant to the Company’s 2007 Stock and Incentive Compensation Plan. Options vest ratably over 4 years and were fully vested on 12/13/2013.
(2)	Options and restricted stock were granted pursuant to the Company’s 2013 Stock and Incentive Compensation Plan. Options vest ratably over 4 years and will be fully vested on 3/16/2018.
(3)

Options and restricted stock were granted pursuant to the Company’s 2013 Stock and Incentive Compensation Plan. Options vest ratably over 4 years and will be fully vested on 3/1/2019. Restricted stock vests on the third anniversary of the grant date.

(4)

Options and restricted stock were granted pursuant to the Company’s 2013 Stock and Incentive Compensation Plan. Options vest ratably over 4 years and will be fully vested on 3/3/2020. Restricted stock vests on the third anniversary of the grant date.

(5)

Options and restricted stock were granted pursuant to the Company’s 2013 Stock and Incentive Compensation Plan. Options vest ratably over 4 years and will be fully vested on 3/3/2021. Restricted stock vests on the third anniversary of the grant date.

(6)	Options were granted pursuant to the Company’s 2007 Stock and Incentive Compensation Plan. Options vest ratably over 4 years and were fully vested on 3/07/2012.
(7)	Options were granted pursuant to the Company’s 2007 Stock and Incentive Compensation Plan. Options vest ratably over 4 years and were fully vested on 2/8/2013.

(8)	Options were granted pursuant to the Company’s 2007 Stock and Incentive Compensation Plan. Options vest ratably over 4 years and were fully vested on 3/10/2015.
(9)	Options were granted pursuant to the Company’s 2007 Stock and Incentive Compensation Plan. Options vest ratably over 4 years and were fully vested on 2/26/2016.
(10)	Options and restricted stock were granted pursuant to the Company’s 2007 Stock and Incentive Compensation Plan. Options vest ratably over 4 years and were fully vested on 2/28/2017.
(11)

Performance restricted stock was granted pursuant to the Company’s 2013 Stock and Incentive Compensation Plan.  Performance restricted stock vests on the third anniversary of the grant date and is tied to a three year company-level performance goal as of the Company’s 2018 fiscal year.  After 3/3/2019, any unvested shares will be forfeited to the Company.

(12)

Performance restricted stock was granted pursuant to the Company’s 2013 Stock and Incentive Compensation Plan.  Performance restricted stock vests on the third anniversary of the grant date and is tied to a three year company-level performance goal as of the Company’s 2018 fiscal year.  After 3/10/2020, any unvested shares will be forfeited to the Company.

(13)	Options were granted pursuant to the Company’s 2013 Stock and Incentive Compensation Plan. Options vest ratably over 4 years and were fully vested on 5/9/2017.
(14)	Market value of shares or units of stock that have not vested are based on the stock price at December 29, 2017.

The following table provides information on options exercised and stock vested during the fiscal year ended December 29, 2017 for the Named Executive Officers.  For a discussion of the vesting of Mr. Yarmuth’s restricted shares, see “Compensation Discussion and Analysis, Overview and LHC Group Transaction.”

OPTIONS EXERCISED AND STOCK VESTED

	Option Awards		Stock Awards
	Number of		Number of
	Shares	Value	Shares	Value
	Acquired on	Realized on	Acquired on	Realized on
Name	Exercise (#)	Exercise ($)	Vesting (#)	Vesting ($)
William B. Yarmuth	70,597	4,478,088	43,336	4,385,190
C. Steven Guenthner	5,618	417,750	4,640	346,680
Patrick T. Lyles	—	—	2,146	163,710
Daniel J. Schwartz	—	—	1,719	130,005
Sandra G. Hogston	—	—	—	—

Potential Payments Under Termination or Change of Control of the Company

The Company has a year-to-year employment agreement with William B. Yarmuth, its Chairman of the Board and Chief Executive Officer. The agreement had an initial term of two years and provides that it will automatically be renewed for successive one-year terms. Either the Company or Mr. Yarmuth may terminate the agreement as of the last day of any renewal term by giving at least 60 days’ prior written notice of termination. In addition, the Company may, by decision of the Board of Directors, terminate the agreement at any time by written notice to Mr. Yarmuth. Mr. Yarmuth is entitled to certain payments upon termination of employment with the Company. If Mr. Yarmuth’s employment is terminated under either provision stated above, he would be entitled to a payment equal to two times the base salary earned by him during the preceding twelve months, payable within 30 days following termination. As of December 29, 2017, this amount would have been $1,354,000. If Mr. Yarmuth’s employment is terminated by reason of his death or disability, he would be entitled to an amount equal to the excess of (i) 200% of his base salary over (ii) the present value of the disability payments to be received by him under any disability insurance policy maintained and paid for by the Company, if any, during the first two years in which such payments are to be received. This amount is payable within 90 days following the date of his death or disability. The employment agreement provides that payments upon termination (including following a change of control as described below) will not be made until Mr. Yarmuth has terminated employment within the meaning of the Internal Revenue Code Section 409A, and that to the extent payments are not exempt from 409A and are triggered by termination, payments will be delayed for six months following termination as required by Code Section 409A.

Following a "change of control," as defined in the employment agreement, if Mr. Yarmuth’s employment with the Company is terminated for any reason (including cause, as defined) other than death or disability, he would have been entitled to 290% of the base salary and $609,300 bonus paid to him during the one-year period immediately preceding termination. The severance payment would be payable in a lump sum on the six-month anniversary of his termination.  As of December 29, 2017, this amount would have been $3,730,270. For purposes of the agreement, a "change of control" includes (i) any person’s acquisition of 50% or more of the Company’s common stock, (ii) 75% or more of the Company’s directors being replaced, unless the current directors approved of the replacements, and (iii) stockholder approval of a merger or consolidation of the Company or its complete liquidation. If any of the above payments would be subject to excise taxes, then Mr. Yarmuth would be entitled to receive a payment for the purpose of assuring that he receives all compensation to which the excise tax applies absolutely net of the excise tax.

The agreement includes a covenant not to compete that prohibits Mr. Yarmuth from  competing with the Company within any county of any state in which the Company was at the time of termination conducting business or had a bona fide plan to begin conducting business.

In connection with the hiring of Mr. Schwartz in 2013, the Company agreed to pay him 52 weeks of base salary plus a short term incentive target calculated based on the same percentage earned as he earned in his immediately preceding year of employment if he is terminated without cause and Mr. Schwartz and the Company sign a mutually agreeable release agreement. As of December 29, 2017, this amount would have been $462,100.

No other Named Executive Officer has termination or change of control arrangements.

Director Compensation

The Company has targeted compensation for the 50th percentile of the peer group for the non-employee directors. The amount of equity-based compensation in 2017 is set forth in the Director Compensation Table below. For 2017, non-employee directors received standard cash compensation according to the following table:

Annual Retainer	$45,000
Chair of audit committee additional retainer	20,000
Chair of compensation committee additional retainer	15,000
Chair of nominating & corporate governance committee additional retainer	10,000
Non-chair audit committee member additional retainer	8,000
Non-chair compensation committee member additional retainer	2,500
Non-chair nominating and corporate governance member additional retainer	2,500
Meeting fee per board meeting attended	1,500
Meeting fee per audit committee meeting attended	1,650
Meeting fee per compensation committee meeting attended	1,000
Meeting fee per nominating and corporate governance committee meeting attended	2,000

The Company also reimburses directors for the reasonable expenses they incur to attend board of directors, board committee and stockholder meetings.

DIRECTOR COMPENSATION TABLE

The following table summarizes compensation paid to non-employee directors for 2017.   As of February 27, 2018, Mr. Yarmuth is the only employee director and he does not receive any additional compensation for his service on the board of directors.

	Fees			Non-Equity
	Earned or	Stock	Options	Incentive Plan
	Paid in	Awards	Awards	Compensation	All Other
Name	Cash ($)	($)(1)	($)(2)	($)	Compensation	Total ($)
Steven B. Bing	78,500	90,720	—	—	—	169,220
Donald G. McClinton	70,000	90,720	—	—	—	160,720
Tyree G. Wilburn	92,100	90,720	—	—	—	182,820
Jonathan D. Goldberg	113,100	90,720	—	—	—	203,820
W. Earl Reed, III	92,600	90,720	—	—	—	183,320
Henry M. Altman, Jr.	84,600	90,720	—	—	—	175,320
Cllifford S. Holtz	12,000	46,125	—	—	—	58,125

(1)

As of December 29, 2017, each non-employee director with the exception of Mr. Holtz (who holds 900 unvested shares of restricted stock), held 1,600 unvested shares of restricted stock which are valued based on the stock price on the grant date and vest on the first anniversary of the grant date.

(2)	At December 29, 2017, the aggregate number of option awards outstanding held by each director was as follows: Mr. Wilburn: 3,000; Mr. Goldberg: 3,000; Mr. Reed: 3,000; and Mr. Altman: 3,000.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee of the Board is comprised of Messrs. Altman, Bing, Goldberg (chair), McClinton, Reed and Wilburn, each a non-employee director of the Company. None of our executive officers serves on the Compensation Committee or board of directors of any other company of which any members of our Compensation Committee or any of our directors is an executive officer.

Henry M. Altman, Jr. is a member of the Board. Mr. Altman’s son, William L. Altman, is the owner of an insurance agency which provides employee benefit coverage services to the Company in the ordinary course of business. For these services in 2017, the insurers paid the insurance agency $163,993 in direct commissions, along with indirect commissions of $32,960. Henry M. Altman, Jr. has no direct or indirect interest in the insurance agency.

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis provides important information on the Company’s executive compensation program before the Merger and the amounts shown in the compensation tables herein.

Overview and LHC Group Transaction

The Company’s executive compensation program is designed to (1) motivate and retain executive officers, (2) reward the achievement of short-term and long-term performance goals, (3) establish an appropriate relationship between executive pay and short-term and long-term performance and (4) align executive officers’ interests with those of the Company’s stockholders. The primary elements of the Company’s compensation program are base salary, annual cash incentive awards and equity-based compensation. The Company believes that each element supports one or more of the objectives of the Company’s compensation program and provides sufficient flexibility to the Compensation Committee (the “Committee”) to structure future awards to address new issues and challenges facing the Company. The Company’s executive compensation program is designed to target total direct compensation for the Named Executive Officers (as defined herein) to approximate the 50th percentile of the healthcare industry, depending upon the individual performance of the Named Executive Officer, the officer’s level of responsibility, and the performance of the Company.

The discussion below concerning the compensation of the Named Executive Officers is qualified in its entirety by the description of modifications with respect to the compensation of the Company’s Chief Executive Officer, William B. Yarmuth, in December 2017.  On November 15, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with LHC Group, Inc., (“LHC Group”), and Hammer Merger Sub, Inc., a newly-formed wholly owned subsidiary of LHC Group, providing for a “merger of equals” business combination of the Company and LHC Group.  On December 29, 2017, the Company entered into an Amendment to Employment Agreement (the “Amendment”) with Mr. Yarmuth.  The Amendment amends the Employment Agreement between the Company and Mr. Yarmuth originally effective January 1, 1996, as such agreement was earlier amended effective January 1, 2009 (as originally amended, the “Employment Agreement”). The Company entered into the Amendment with Mr. Yarmuth in connection with its effort to minimize the Company’s anticipated costs of meeting a “golden parachute” tax gross-up obligation preexisting under the Employment Agreement in connection with the Company’s anticipated merger with LHC Group as described above.

Under the Amendment, the Company agreed to pay Mr. Yarmuth a 2017 bonus of $609,300 on or before December 31, 2017. This amount is reflected in the Bonus column of the Summary Compensation Table and is in lieu of any amount payable to Mr. Yarmuth under the Company’s annual cash incentive plan described under the heading “Cash Incentives” below.  The Amendment also amended the Employment Agreement to provide that, upon Mr. Yarmuth’s termination from the Company other than by reason of his death or his becoming disabled following a change in control of the Company, he will be entitled to receive a severance payment equal to 290% of the sum of (i) his then base salary and (ii) $609,300. The severance payment would be payable in a lump sum on the six-month anniversary of his termination.  Before the Amendment, the Employment Agreement provided that, upon Mr. Yarmuth’s termination from the Company other than by reason of his death or his becoming disabled following a change in control of the Company, he was entitled to receive a severance payment equal to 290% of the sum of (i) his then base salary and (ii) all bonus payments paid to him during the one-year period immediately preceding termination.

Under the Amendment, the Company, through the Committee, also accelerated vesting of, and removed all restrictions with respect to, 68,700 restricted shares (37,500 of which were to vest upon the satisfaction of certain performance conditions) of the Company’s common stock previously granted to Mr. Yarmuth. If the Company failed to consummate the transaction contemplated in the Merger Agreement, the performance conditions that applied to 37,500 of these restricted shares would have been restored to the fullest extent possible.  Acceleration of vesting on these awards means that the resulting compensation value does not qualify for exclusion from the Code Section 162(m) deduction limit described under “Executive Compensation Tax Deductibility” described below.

2017 Say on Pay Voting Results

At the 2017 Annual Meeting of Stockholders, more than 97% of the stockholder votes cast voted to approve the Company’s 2016 executive compensation program for NEOs. We believe that this vote reflected our stockholders’ strong support of the compensation decisions made by the Committee for our Named Executive Officers. The Compensation Committee considered these results and, continuing with past practice, made decisions consistent with our compensation philosophy and objectives over the past twelve months. These actions recognized the Company’s performance, and continued to align executive pay with Company performance results.

Performance Measures

The primary elements of the Company’s executive compensation program are designed to promote the achievement of financial operating goals established by the Board and to increase stockholder value. The Company uses a cash incentive plan providing annual short-term incentives for achievement of goals. These plans provide the Named Executive Officers with the opportunity to earn cash awards for achieving financial operating goals primarily related to targeted levels of earnings per share. The Company believes that this measure is generally used by investors to value the Company’s Common Stock.

The equity-based component of the Company’s executive compensation program is designed to incentivize the Named Executive Officers to increase the value of the Company’s Common Stock. As such, equity-based compensation directly links the total direct compensation of the Named Executive Officers to stock price appreciation and increases in stockholder value.

The Executive Compensation Process

The Committee is comprised of six directors, each of whom is independent as defined under the NASDAQ Global Select Market listing standards and qualifies as an outside director within the meaning of Section 162(m) of the Code and a non-employee director within the meaning of Rule 16b‑3 under the Exchange Act. The Committee meets periodically to review and oversee the Company’s executive compensation program. In 2017 the Committee made all compensation decisions regarding the Named Executive Officers. On an annual basis, the Committee reviews base salaries and incentive compensation targets for the Named Executive Officers for the upcoming fiscal year. The Committee also determines whether performance targets under the cash incentive plans were achieved for the prior fiscal year. The Committee seeks Mr. Yarmuth’s input with respect to executive compensation, but Mr. Yarmuth is not present during voting or deliberations on his compensation.

The Committee has sole authority to select, retain and terminate any consultants or advisors used to provide independent advice to the Committee. The Committee generally conducts a full market study of compensation practices and makes compensation strategy decisions on a bi-annual basis. In late 2015 with respect to 2016 compensation, the Committee engaged Frederic W. Cook & Co., Inc. (“FW Cook”), a national provider of compensation consulting services, to assist the Committee in a comprehensive evaluation of the Company’s executive compensation program. The Committee instructed FW Cook to assist the Committee by reviewing the Company’s executive compensation strategy and providing compensation benchmarks to the Committee for each Named Executive Officer, including comparisons of base salary, cash incentives and equity-based compensation. FW Cook also provided the Committee with other relevant market data and alternatives to consider when making compensation decisions for the Named Executive Officers.  For 2017, the Committee did not conduct a full market survey but consulted with FW Cook on a more limited basis with respect to the Committee’s decisions.

The Committee considers grants of equity-based awards on an annual basis in conjunction with its review and approval of annual salaries, short-term cash incentives and financial operating goals. The Committee may grant equity-based awards periodically, particularly in connection with promotions, exceptional performance or changes in a Named Executive Officer’s level of responsibility. In 2017, the Committee made annual grants to the Named Executive Officers in March in accordance with past practice following the public announcement of the prior year’s operating results.

The Compensation Committee examines published compensation survey data as well as competitive peer group data, compiled by FW Cook, as one of many factors to assist in evaluating each element of compensation for the Named Executive Officers. The Company used the following public companies as a healthcare industry peer group compiled by FW Cook so that market conditions could also be appropriately considered: Addus Homecare Corp., Alliance Healthcare Services Inc., Amedisys, Inc., BioScrip, Inc., Chemed Corp., Civitas Solutions, Diversicare Healthcare Services, Inc., Healthways, Inc., LHC Group Inc., The Ensign Group, Inc., and US Physical Therapy, Inc. This peer group was selected based on organizations of similar size within the healthcare industry and may be periodically reviewed and updated by the Committee based upon recommendations from compensation consultants. The Committee believes these peer companies have competed for executives with similar talents and expertise to those of the Named Executive Officers.

Components of Executive Compensation

The Company’s executive compensation program uses the following elements to structure the total direct compensation for the Named Executive Officers:

•	base salary;
•	annual cash incentives; and
•	equity-based incentive compensation.

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

Base Salary

Base salaries are provided to the Named Executive Officers to compensate them for their services performed during the year. As part of its 2017 analysis, the Committee considered salary comparisons prepared by FW Cook to determine if base salaries for the Named Executive Officers were competitive with similarly situated executives in the peer group and the healthcare industry generally. The Committee determined that base salaries for Messrs. Yarmuth and Schwartz were appropriate at their current levels of $677,000 and $450,000, respectively, and thus no changes were made for 2017. For 2017, based on input from Mr. Yarmuth and to better align total direct compensation with the 50th percentile of the healthcare industry, the Committee increased Mr. Guenthner’s salary from $446,000 to $460,000 and Mr. Lyles’s salary from $340,000 to $375,000 for 2017.  The base annual salary of $325,000 for Ms. Hogston in 2017 was a continuation of the amount she earned with Community Health Systems, Inc. before the formation of the joint venture with the Company in January 2017.

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

The Company maintains an annual cash incentive plan under which the Committee establishes annual financial operating goals for the Company’s key employees, including the Named Executive Officers. Each Named Executive Officer has a target cash incentive percentage of base salary, based on their respective levels of management responsibility and recommendations of FW Cook. For 2017, the target cash incentive amounts as a percentage of base salary were as follows:

Target Cash Incentive
Name	(as % of salary)
William B. Yarmuth	90%
C. Steven Guenthner	80%
Daniel J. Schwartz	60%
Patrick T. Lyles	60%
Sandra G. Hogston	65%

For 2017, the financial goal for purposes of determining the cash incentive award was based on Adjusted EBITDA  (EBITDA). The Committee determined the following EBITDA performance scale, along with the range of cash incentive award payouts based on achieving the performance goals.

	Threshold	Target	Maximum	Actual
Adjusted EBITDA Performance	$67,500,000	$75,000,000	$81,000,000	$71,265,000
Payout	50%	100%	150%	75%

If the targeted level of EBITDA of $75,000,000 were achieved, the Committee would award a target bonus amount to Messrs. Yarmuth, Guenthner, Lyles and Schwartz based on the targeted percentage of their base salary as referenced above.  Ms. Hogston’s cash incentive award was based on EBITDA before segment and corporate overhead as follows:  Threshold - $36,250,000; Target - $40,000,000; and Maximum – $43,000,000.

In establishing the amounts of the cash incentive plan awards actually awarded for 2017, the Committee considered that the Company’s third quarter 2017 operating results for the home health, personal care, hospice and assessment business lines were adversely impacted by Hurricanes Irma and Harvey.  Due to the early warnings and evacuations related to these storms, the periods of disruption started well in advance of each storm actually striking affected areas, while recovery periods were elongated.  The hurricanes resulted in lost admissions, visits, assessments and revenue in Florida, Georgia and Texas.  The Company estimates that operating income was lowered by approximately $3,300,000.  The Committee considered that these severe and unusual weather events were beyond management’s control and that the Committee should further adjust the Adjusted EBITDA level achieved to take this impact into account.  Before taking into account the impact of the hurricanes, Adjusted EBITDA for 2017 was $67,965,000, as further adjusted for the impact of the hurricanes, Adjusted EBITDA for 2017 was $71,265,000.  In awarding the bonuses under the cash incentive plan for 2017, the Committee considered that these results for 2017 exceeded the $67,500,000 EBITDA threshold for the minimum payout level but did not meet the targeted level of EBITDA of $75,000,000.  Accordingly, Mr. Guenthner, Mr. Lyles and

Mr. Schwartz received cash incentive payments of $276,000, $169,000 and $203,000, respectively, approximately 75% of the target bonus amount.  Mr. Yarmuth’s payment is discussed in “Compensation Discussion and Analysis,”  Overview and LHC Group Transaction.  The target level of EBITDA based upon Ms. Hogston’s specific area of responsibility was exceeded, so Ms. Hogston received a cash incentive payment of $237,000, approximately 112% of her target bonus amount.

For additional information, refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Non-GAAP Financial Measures, Adjusted EBITDA in our annual report on Form 10‑K for the fiscal year ended December 29, 2017.

The awards under these cash incentive plans are formulaic, based upon the achievement of financial operating goals established by the Committee. Nevertheless, the Committee retains the discretion to increase or decrease cash incentive awards for unforeseen events or circumstances, including restatements to the Company’s financial statements.

Equity-Based Compensation

Since 2007, the Committee has granted equity-based awards for each year and plans to continue to use equity-based compensation as a key component of its overall executive compensation strategy. Such awards provide a direct and long-term link between the results achieved for the Company’s stockholders and the total direct compensation provided to the Named Executive Officers. Stock-based compensation is designed to retain the Named Executive Officers through time-based vesting conditions and to motivate them to enhance the value of the Common Stock by aligning the financial interests of the Named Executive Officers with those of the Company’s stockholders. Equity-based compensation also provides an effective incentive for management to create stockholder value over several years since the full benefit of this element of compensation is primarily realized as a result of the appreciation in the price of the Common Stock. Since 2015, the Committee has tied a portion of equity awards to performance targets.

The Company does not currently have a security ownership policy for its Named Executive Officers. However, Mr. Yarmuth has a beneficial ownership interest in approximately 4% of our common stock while Mr. Guenthner has a beneficial ownership interest in approximately 2% of our common stock. The Committee has adopted a requirement that each non-employee director hold common stock equal to the product of three times the annual Board cash retainer payable to a non-employee director. The Committee generally does not take into consideration equity awards granted in previous years when evaluating awards for the current year.

The Committee does not grant options with an exercise price that is less than the closing price of the Common Stock on the NASDAQ Global Select Market on the grant date (fair market value) and it does not grant stock options that are priced on a date other than the grant date.

The amount of equity awarded to the Named Executive Officers is based upon a number of factors. First, the Committee considers an overall assessment of the Company’s performance and the equity granting practices of other companies in the healthcare industry and its peer group. In addition, the Committee considered information prepared by FW Cook with respect to the equity awards and considers the relative costs. In making equity awards in 2017 (“2017 Equity Awards”), the Committee determined a “target award value” for each Named Executive Officer by multiplying a market based percentage for equity compensation times the executive’s annual base salary. The number of options and restricted shares was then rounded to the nearest hundred share number. (The 2017 Equity Awards were based on the following percentage targets of base salary:  Mr. Yarmuth - 175%; Mr. Guenthner - 145%; Mr. Lyles – 80%; Mr. Schwartz – 70%; and Ms. Hogston-  35%, as adjusted by the Committee.)  The Committee then considered the overall performance of the Named Executive Officers and their actual and potential contribution to the Company’s growth and long-term performance in determining individual awards. The Chief Executive Officer also provided an assessment of the overall level of performance for the other Named Executive Officers. The assessment of actual and potential contribution is based upon the Committee’s subjective evaluation of each Named Executive Officer. Based on these assessments, the Committee determined the actual award for each of the Named Executive Officers.

In 2016 and 2017, the Committee increased the allocation to performance-based shares and changed the mix to target approximately 1/3rd of the value of the equity awards as stock options, 1/3rd granted as restricted stock, and 1/3rd granted as performance shares tied to achievement of a three year company-level performance goal. If an employee provides three years of service from the grant date and the established performance goal is achieved as of the Company’s 2018 fiscal year end, the employee vests in the performance award. Otherwise, the shares are forfeited to the Company.

The Committee believed that this percentage composition would guard against the loss of the incentive value of options if the reimbursement environment turned particularly negative in the long-term, thus resulting in underwater options. Similarly, in a particularly negative environment, the Committee believed that time vesting restricted stock would have an enhanced retention value to maintain the continuity of the Company’s management team as it responds to reimbursement changes. The Committee also believed these performance shares combine performance and retention in the same award.

For valuation purposes, the Committee valued the option shares based on the Monte Carlo option valuation model; the restricted shares, performance or time-vesting, were valued at the fair market value as reflected on the NASDAQ Global Select Market. Options awarded in 2017 vest in four equal annual installments beginning on the first anniversary of the date of grant while restricted shares (and performance shares, if not forfeited) vest in full on the third anniversary of the date of grant.

Discretionary Incentive

On the first day of the Company’s 2017 fiscal year end, the Company acquired an 80% controlling interest in the entity holding the home health and hospice assets of Community Health Systems, Inc. (referred to herein as “CHS Home Health”). With the completion of this transaction, the Company now operates 340 branches across 26 states. The purchase price of $128.0 million was funded through borrowings on the Company’s newly expanded $350.0 million revolving credit facility. Further on January 25, 2017, the Company sold 3,450,000 shares of common stock at $44.50 per share, under the shelf registration statement for gross proceeds of approximately $153.5 million.  Net proceeds were approximately $144.3 million, after deducting the estimated underwriting discounts and commissions and our offering expenses. These proceeds were used to repay obligations under the revolving credit facility, of which approximately $128.9 million was drawn on December 30, 2016 to finance the CHS Home Health acquisition. As a result, credit available under the revolving credit facility increased to approximately $204.1 million from $78.6 million at December 30, 2016.

In recognition of their specific roles in completion of the CHS Home Health acquisition, the subsequent successful equity raise and the resulting available capital expansion in early 2017, in the first quarter of 2017, the Committee awarded discretionary bonus payments to certain members of the executive management team. In determining the amounts paid to the individual members of the executive management team, the Committee considered, in addition to other factors, the recommendations of Mr. Yarmuth, and the contributory efforts and overall compensation levels of each individual relative to the others and relative to market levels of total compensation. The Committee, using its sole discretion, awarded the following discretionary bonus payments: $400,000 for Mr. Yarmuth, $375,000 for Mr. Guenthner, and $175,000 for Mr. Lyles.

Risk Management and Compensation

The Compensation Committee believes that the Company’s compensation policies and practices are an integral part of the Board’s risk management. The Committee considers various features of our compensation policies and practices that discourage excessive or unnecessary risk taking, including but not limited to the following:

•	Appropriate pay philosophy, peer group and other market comparability data and market positioning to align with and support business objectives;
•	Effective balance in:
o	Cash and equity pay mix, including the use of restricted stock and stock options, used to focus employees on mitigating downside risk while generating long-term gains;
o	Short- and longer-term performance focus, including caps on annual cash incentive awards; and,
o	Management and Board discretion to manage pay appropriately; and,
•	Compensation Committee oversight of our compensation policies and practices.

The Committee believes that the Company’s executive compensation program does not encourage inappropriate risk-taking and the level of risk associated with the Company’s compensation programs is not reasonably likely to have a material adverse effect on the Company.

Section 401(k) Plan and Other Benefits

The Company maintains a Section 401(k) plan (the “401(k) Plan”) that is a tax-qualified defined contribution retirement savings plan under which all eligible employees may contribute up to the limit prescribed by the IRS, on a pre-tax basis. The Named Executive Officers are eligible to contribute on a pre-tax basis at a discretionary level, which varies annually based upon results of the Plan’s prior year non-discrimination testing. After one year of service, the Company matches 25% of the first 5% of pay that a participant contributes to the 401(k) Plan and may also provide additional profit sharing contributions based upon the Company’s achievement of financial goals established by the Committee. All employee contributions to the 401(k) Plan are fully vested upon contribution and the Company’s matching contribution vests in full immediately once the employee has three years of service. Contributions to the 401(k) Plan by the Named Executive Officers are usually limited by IRS rules. The Company pays the premiums on term life insurance for executive officers that provide a benefit of $300,000. The Company also pays health insurance premiums for its executive officers in a high deductible health plan that is available to all salaried employees.

Employment and Other Agreements

As described above in “Compensation Discussion and Analysis,” Overview and LHC Group Transaction, the Company has a year-to-year employment agreement with William B. Yarmuth, its Chairman of the Board and Chief Executive Officer. The parties entered into the agreement effective January 1, 1996, with subsequent amendments.

In connection with the hiring of Mr. Schwartz in 2013, the Company agreed to pay him 52 weeks of base salary plus a short term incentive target calculated based on the same percentage earned as he earned in his immediately preceding year of employment if he is terminated without cause (excluding by reason of disability, death or voluntary resignation). The Company also agreed to provide health insurance continuation under COBRA and pay the full COBRA premium for one year following termination.

The Company has no other employment agreements with the Named Executive Officers.

Executive Compensation Tax Deductibility

Section 162(m) of the Code generally provided before 2018 that the compensation paid by publicly held corporations to the chief executive officer and the four most highly paid senior executive officers in excess of $1,000,000 per executive will be deductible by the Company only if paid pursuant to qualifying performance-based compensation plans approved by stockholders of the Company. Although the Company may structure incentive compensation to be deductible for federal income tax purposes, the Company’s primary policy is to maximize the effectiveness of the Company’s executive compensation program. In that regard, the Committee intends to remain flexible to take actions which are deemed to be in the best interests of the Company and its stockholders. The reservation of such flexibility means that the Section 162(m) deduction limit may apply to many elements of the Company’s program.

The Company accounts for equity-based incentive compensation in accordance with the requirements of ASC Topic 718, Compensation - Stock Compensation.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Board is composed entirely of independent directors satisfying the requirements of the NASDAQ Global Select Market listing standards. The Committee is composed of Messrs. Jonathan D. Goldberg (Chair), Henry M Altman, Jr., Steven B. Bing, Donald G. McClinton, W. Earl Reed, III, and Tyree G. Wilburn. The Compensation Committee is responsible for establishing and administering the policies and programs that govern both annual cash compensation and stock-based incentive compensation plans for the executive officers of the Company.

The Compensation Committee has reviewed and discussed the "Compensation Discussion and Analysis" section with management. Based upon the foregoing review and discussion with management, the Compensation Committee recommended to the Board that the "Compensation Discussion and Analysis" section be included in this Form 10-K/A.

All members of the Compensation Committee of the Company listed below submit the foregoing report.

COMPENSATION COMMITTEE:	Jonathan D. Goldberg, Chair
Henry M. Altman, Jr.
Steven B. Bing
Donald G. McClinton
W. Earl Reed, III
Tyree G. Wilburn

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 20, 2018 certain information with respect to the beneficial ownership of the Company’s Common Stock of (i) each of the Named Executive Officers, as defined herein, (ii) each director of the Company, (iii) all directors and executive officers as a group and (iv) each person known to the Company to be the beneficial owner of more than 5% of the outstanding Common Stock. The Company has no shares of Preferred Stock outstanding.

Shares of Common Stock Beneficially Owned (1)
	Amount and Nature of		Percent of
Directors and Executive Officers	Beneficial Ownership		Class
William B. Yarmuth	541,349	(2)	3.9%
C. Steven Guenthner	220,864	(3)	1.6%
Steven B. Bing	15,199		*
Donald G. McClinton	56,553		*
Tyree G. Wilburn	23,511	(4)	*
Jonathan D. Goldberg	55,303	(5)	*
W. Earl Reed, III	148,413	(6)	1.1%
Henry M. Altman, Jr.	34,536	(4)	*
Clifford S. Holtz	900		*
Patrick T. Lyles	132,722	(7)	*
Daniel J. Schwartz	43,241	(8)	*
Sandra G. Hogston	8,075		*
Directors and Executive Officers as a Group (14 persons)	1,383,751	(9)	9.8%

	Amount and Nature of		Percent of
5% Beneficial Owners	Beneficial Ownership		Class
Blackrock, Inc.	1,682,975	(10)	12.1%
Dimensional Fund Advisors LP	1,104,167	(11)	7.9%
FMR, LLC	1,007,646	(12)	7.2%
The Vanguard Group	717,550	(13)	5.1%

*Represents less than 1% of class.

(1)

Based upon information furnished to the Company by the named persons, information contained in filings with the SEC, and on the 13,989,085 shares of common stock issued and outstanding as of March 20, 2018. Under SEC rules, a person is deemed to beneficially own shares over which the person has or shares voting or investment power or has the right to acquire beneficial ownership within 60 days (including stock options), and such shares are deemed to be outstanding for the purpose of computing the percentage beneficially owned by such person or group. Unless otherwise indicated, the named person has the sole voting and investment power with respect to the number of shares of Common Stock set forth opposite such person’s name. Note that amounts included for Directors and Named Executive Officers includes restricted shares which remain unvested as outlined in “Outstanding Equity Awards at Fiscal Year End” for Named Executive Officers and the “Director Compensation Table” for Directors.

(2)

Includes 5,924 shares as to which Mr. Yarmuth shares voting and investment power pursuant to a family trust and 27,150 shares subject to currently exercisable options. Also includes 13,000 shares owned by a 501(c)(3) charitable foundation and 51,205 shares held by spouse.

(3)	Includes 64,275 shares subject to currently exercisable options.
(4)	Includes 3,000 shares subject to currently exercisable options.
(5)

Includes 3,000 shares subject to currently exercisable options, and includes 2,000 shares held by spouse’s self-directed 401(k) plan over which Mr. Goldberg disclaims any beneficial interest. 39,551 shares of common stock have been pledged as loan security.

(6)	Includes 3,000 shares subject to currently exercisable options and 30,435 shares in a revocable trust as to which Mr. Reed disclaims beneficial ownership.

(7)	Includes 36,475 shares subject to currently exercisable options and 11,000 shares in a 401(k) account.
(8)	Includes 21,800 shares subject to currently exercisable options.
(9)

Includes currently exercisable options held by all directors and executive officers as a group to purchase 178,200 shares of Common Stock, including 99,374 restricted shares subject to vesting requirements as outlined further in “Outstanding Equity Awards at Fiscal Year-End” for Named Executive Officers and the “Director Compensation Table” for Directors.

(10)

The information concerning BlackRock, Inc. ("BlackRock") et al. is based solely upon a Schedule 13G filed with the SEC on January 19, 2018, with respect to beneficial ownership of 1,682,975 shares as of December 31, 2017. The address of BlackRock is 55 East 52nd Street, New York, NY 10055. BlackRock reported beneficial ownership of the shares as the parent holding company of the following subsidiaries: BlackRock Advisors LLC, BlackRock Institutional Trust Company, N.A., BlackRock Fund Advisors, BlackRock Asset Management Canada Limited, BlackRock Asset Management Ireland Limited, BlackRock Asset Management Schweiz AG, BlackRock (Netherlands) B.V., BlackRock Financial Management, Inc. and BlackRock Investment Management, LLC. For these purposes, BlackRock reported sole voting power with respect to 1,656,350 shares and sole dispositive power with respect to 1,682,975 shares. The Schedule 13G states that BlackRock Fund Advisors beneficially owns 5% or greater of the outstanding shares of common stock.

(11)

The information concerning Dimensional Fund Advisors LP (“Dimensional”) is based solely upon a Schedule 13G filed with the SEC on February 9, 2018, with respect to beneficial ownership as of December 31, 2017. The address of Dimensional is Building One, 6300 Bee Cave Road, Austin, TX  78746. Dimensional reported sole voting with respect to 1,046,055 shares and sole dispositive power with respect to 1,104,167 shares which are held by investment companies and other accounts for which Dimensional provides investment management services.

(12)

The information concerning FMR, LLC (“FMR”) et al. is based solely upon a Schedule 13G filed with the SEC on February 13, 2018, by FMR and Abigail P. Johnson (“Abigail Johnson”), reporting beneficial ownership of the Company’s stock as of December 31, 2017, on behalf of FMR’s direct and indirect subsidiaries. The address of FMR is 245 Summer Street, Boston, Massachusetts 02210. In this filing, FMR reported sole voting power with respect to 472,472 of such shares and sole dispositive with respect to all 1,007,646 of such shares; Abigail Johnson reported sole dispositive power with respect to all 1,007,646 of such shares.

(13)

The information concerning The Vanguard Group (“Vanguard”) is based solely upon a Schedule 13G filed with the SEC on February 8, 2018, with respect to beneficial ownership as of December 31, 2017.  The address of Vanguard is 100 Vanguard Blvd., Malvern, PA 19355.  Vanguard reported sole voting with respect to 16,590 shares, shared voting power with respect to 1,200 shares, sole dispositive power with respect to 700,560 shares and shared dispositive power with respect to 16,990 shares.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Audit Committee is responsible for the review and approval of all related-party transactions required to be disclosed under the rules of the Securities and Exchange Commission (SEC); in reviewing a related-party transaction, the Audit Committee considers the material terms of the transaction, including whether the terms are generally available to an unaffiliated third party under similar circumstances.

Henry M. Altman, Jr. is a member of the Board. Mr. Altman’s son, William L. Altman, is the owner of an insurance agency which provides employee benefit coverage services to the Company in the ordinary course of business. For these services in 2017, the insurers paid the insurance agency $163,993 in direct commissions, along with indirect commissions of $32,960. Henry M. Altman, Jr. has no direct or indirect interest in the insurance agency.

Director Independence.  The following members of the Board are "independent," as that term is defined in the applicable rules for companies traded on The NASDAQ Global Select Market, and meet the criteria for independence under the Sarbanes-Oxley Act of 2002 and the rules adopted by the SEC:  Henry M Altman, Jr., Steven B. Bing, Jonathan D. Goldberg, Clifford S. Holtz, Donald G. McClinton, W. Earl Reed, III, and Tyree G. Wilburn.  In making its determinations regarding director independence, the Board has considered, among other things:

•	any material relationships with the Company, its subsidiaries or its management, aside from such director’s service as a director;
•	transactions between the Company, on the one hand, and the directors and their respective affiliates, on the other hand;
•

transactions outside the ordinary course of business between the Company and companies at which some of its directors are or have been executive officers or significant stakeholders, and the amount of any such transactions with these companies; and

•	relationships among the directors with respect to common involvement with for-profit and non-profit organizations.

The Board’s review included the following relationships: (i) Mr. Holtz is Chief Operating Officer of the American Red Cross, an organization to which the Company and Mr. Yarmuth have made donations and pledges since 2015, (ii) Mr. Altman’s son is an owner of an insurance agency which provides employee benefit coverage services to the Company in the ordinary course of business as set forth above and (iii) Mr. Altman is Chairman of the board of directors of a non-profit community-based health plan administering Kentucky Medicaid benefits to approved providers in its footprint through which the Company receives Kentucky Medicaid reimbursements. The Board has determined that these relationships have not impaired either Mr. Holtz’s or Mr. Altman’s independence.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to the Independent Auditors

Audit Fees

Ernst & Young LLP charged to the Company an aggregate amount of $910,620 and $1,022,050 for professional services rendered for fiscal year 2017 and fiscal year 2016, respectively, for the audit of the Company’s annual financial statements, the reviews of the Company’s financial statements included in the Company’s reports on Form 10‑Q, the review of internal control over financial reporting and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

Ernst & Young LLP charged to the Company an aggregate amount of $76,200 and $21,500 for assurance and related services rendered for fiscal year 2017  and fiscal year 2016, respectively.  Both 2017 and 2016 include fees related to the audit of the Company’s 401(k) employee benefit plan and subscription to an on-line accounting research tool.  2017 includes fees related to the Company’s 2017 equity raise.

Tax Fees

Ernst & Young LLP charged to the Company an aggregate amount of $628,000 and $562,800 for professional services rendered for fiscal year 2017 and fiscal year 2016, respectively, for tax compliance, tax advice, tax planning.  Fees in 2017 and 2016 include services for tax diligence with respect to acquisitions that were completed during the year.

All Other Fees

Ernst & Young LLP charged to the Company an aggregate amount of $113,000 in 2017 related to the CHS-JV acquisition.

Pre-Approval Policies and Procedures

During 2017  and 2016, the Audit Committee approved all audit, audit-related, tax and non-audit services provided to the Company by Ernst & Young LLP before management engaged the auditor for those purposes. The Audit Committee’s current practice is to consider for pre-approval all audit, audit-related, tax and non-audit services proposed to be provided by our independent auditors for the fiscal year.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)

1. and 2.  No financial statements or schedules are filed with this report on Form 10-K/A.

3.  Exhibits

A list of exhibits filed or furnished with this report on Form 10-K/A is provided in the Exhibit Index.

EXHIBIT INDEX

Exhibits required to be filed by Item 601 of Regulation S-K and by Item 15 are set forth below:

NumberDescription of Exhibit

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

ALMOST FAMILY, INC.

By:	/s/ C. Steven Guenthner	April 27, 2018
C. Steven Guenthner
President and Principal Financial Officer